Form 10-Q
period 2000-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2000-08-14
CIK 1114927

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2000

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.

                       Commission File Number  000-30707


                       FIRST NORTHERN COMMUNITY BANCORP
            (Exact name of Registrant as specified in its charter)

             California                                  68-0450397
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)


     195 N. First St., Dixon, CA                           95620
(Address of principal executive offices)                (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:          None
Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                no par value
                                                              (Title of Class)

                                 707-678-3041
              (Registrant's telephone number including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock, no par value........  3,085,562 shares as of August 2, 2000.
================================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                   June 30, 2000              December 31, 1999
                                                                              ------------------              -----------------
Cash and due from banks                                                       $       30,960,444              $     19,806,022
Federal funds sold                                                                    14,900,000                    37,300,000
Investment securities - available for sale                                           132,268,312                   135,451,683
Loans, net of allowance for loan losses of
     $7,557,301  at June 30, 2000 and
     $7,825,255  at December 31, 1999                                                187,314,669                   162,930,575
Premises and equipment, net                                                            6,160,221                     6,031,711
Accrued interest receivable and other assets                                           9,009,390                     9,470,615
                                                                              ------------------              ----------------
          TOTAL ASSETS                                                        $      380,613,036              $    370,990,606
                                                                              ==================              ================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand                                                                   $       97,102,673              $     86,123,941
     Interest-bearing transaction deposits                                            37,455,234                    36,284,409
     Savings & MMDA's                                                                100,174,938                   102,517,387
     Time                                                                            110,923,429                   110,704,197
                                                                              ------------------              ----------------
          Total deposits                                                             345,656,274                   335,629,934
Accrued interest payable and other liabilities                                         3,144,306                     3,287,969
                                                                              ------------------              ----------------
                   TOTAL LIABILITIES                                                 348,800,580                   338,917,903
                                                                              ------------------              ----------------

Stockholders' equity
     Common stock, no par value; 4,000,000 shares authorized;
          3,114,645 shares issued and outstanding in 2000
          and 3,092,273 shares issued and outstanding in 1999                         23,506,459                    23,322,001
     Additional paid in capital                                                          976,850                       976,850
     Retained earnings                                                                 9,284,970                     9,513,151
     Accumulated other comprehensive loss                                             (1,955,823)                   (1,739,299)
                                                                              ------------------              ----------------
                   TOTAL STOCKHOLDERS' EQUITY                                         31,812,456                    32,072,703
                                                                              ------------------              ----------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      380,613,036              $    370,990,606
                                                                              ==================              ================

See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 Three months       Three months        Six months        Six months
                                                    ended              ended              ended             ended
                                                June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                                                -------------      -------------      -------------      -------------
Interest
     Loans                                      $   4,470,914      $   3,976,439      $   8,475,479      $   7,670,776
     Federal funds sold                               329,485            292,792            850,576            570,375
     Investment
       Taxable                                      1,887,445          1,498,810          3,737,386          2,983,799
       Non-taxable                                    303,180            361,529            591,062            732,526
                                                -------------      -------------      -------------      -------------
         Total interest income                      6,991,024          6,129,570         13,654,503         11,957,476

Interest Expense
     Deposits                                       2,144,642          1,866,686          4,231,315          3,759,949
     Other borrowings                                  10,359             12,447             24,847             21,495
                                                -------------      -------------      -------------      -------------
         Total interest expense                     2,155,001          1,879,133          4,256,162          3,781,444
                                                -------------      -------------      -------------      -------------
         Net interest income                        4,836,023          4,250,437          9,398,341          8,176,032
Provision for loan                                          -                  -                  -             75,000
                                                -------------      -------------      -------------      -------------
         Net interest income after
           provision for loan losses                4,836,023          4,250,437          9,398,341          8,101,032
                                                -------------      -------------      -------------      -------------
Other operating
     Service charges on deposit accounts              416,284            284,570            709,989            546,331
     Gains on securities transactions                   4,000             27,637             14,300             48,133
     Other income                                     464,787            452,980            793,610            863,277
                                                -------------      -------------      -------------      -------------
         Total other operating income                 885,071            765,187          1,517,899          1,457,741
                                                -------------      -------------      -------------      -------------

Other operating expenses
     Salaries and employee benefits                 2,349,262          2,046,464          4,487,908          4,113,681
     Occupancy and equipment                          544,929            526,116          1,044,970          1,024,635
     Data processing                                  105,475            110,417            206,281            207,670
     Stationery and supplies                          109,106            107,007            254,169            206,121
     Advertising                                       97,928            100,285            167,782            144,980
     Other Real Estate Expense                              -             17,185                  -             56,890
     Other                                            684,655            674,046          1,379,139          1,321,663
                                                -------------      -------------      -------------      -------------
         Total other operating expense              3,891,355          3,581,520          7,540,249          7,075,640
                                                -------------      -------------      -------------      -------------

         Income before income tax                   1,829,739          1,434,104          3,375,991          2,483,133
Provision for income tax expense                      660,300            482,300          1,084,112            802,900
                                                -------------      -------------      -------------      -------------
         Net income                             $   1,169,439      $     951,804      $   2,291,879      $   1,680,233

Other Comprehensive Income:
Unrealized gain (loss) on available for
     sale securities, net of tax effect                32,503         (1,801,300)          (216,524)        (2,425,711)
                                                -------------      -------------      -------------      -------------
         Total Comprehensive Income (Loss)      $   1,201,942      $    (849,496)     $   2,075,355      $    (745,478)
                                                =============      =============      =============      =============

Basic Income per share                          $        0.36      $        0.29      $        0.71      $        0.51
                                                =============      =============      =============      =============
Diluted Income per share                        $        0.36      $        0.29      $        0.70      $        0.51
                                                =============      =============      =============      =============

See notes to unaudited condensed consolidated financial statements.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six months             Six months
                                                                                         ended                   ended
                                                                                     June 30, 2000           June 30, 1999
                                                                                     -------------           -------------
Operating Activities
     Net Income                                                                      $   2,291,879           $   1,680,233
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                                     414,954                 443,803
          Provision for loan losses                                                              -                  75,000
          Decrease (increase) in accrued interest receivable and other assets              461,225              (1,590,674)
         (Decrease) increase in accrued interest payable and other liabilities            (143,663)                954,999
                                                                                     -------------           -------------
               Net cash provided by operating activities                                 3,024,395               1,563,361

Investing Activities
     Net decrease in investment securities                                               2,966,847                 143,754
     Net increase in loans                                                             (24,384,094)            (15,703,277)
     Purchases of premises and equipment, net                                             (543,464)               (313,671)
                                                                                     -------------           -------------
               Net cash used in investing activities                                   (21,960,711)            (15,873,194)

Financing Activities
     Net Increase (decrease) in deposits                                                10,026,340              (5,130,764)
     Cash dividends paid                                                                    (5,812)                 (5,232)
     Repurchase of stock                                                                (2,329,790)                      -
                                                                                    --------------          --------------
               Net cash provided by (used in) financing activities                       7,690,738              (5,135,996)
                                                                                    --------------          --------------

               Net change in cash and cash equivalents                                 (11,245,578)            (19,445,829)
     Cash and cash equivalents at beginning of period                                   57,106,022              49,184,700
                                                                                    --------------          --------------
     Cash and cash equivalents at end of period                                     $   45,860,444          $   29,738,871
                                                                                    ==============          ==============
------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

       Cash paid during the period for:

         Interest                                                                   $    4,282,472          $    3,909,977
         Income Taxes                                                               $      496,900          $      696,000
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of noncash investing and financing activities:

         Stock dividend distributed                                                 $    2,514,249          $    2,055,480
-----------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited condensed consolidated financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the First Northern Bank of Dixon's Annual Report to shareholders and Form 10-K for the year ended December 31, 1999.

2.   REORGANIZATION

     On April 27, 2000, at the Annual Meeting of Shareholders, the shareholders of the First Northern Bank of Dixon (the Bank) approved the creation of a bank holding company to be called "First Northern Community Bancorp" to be effected through a corporate reorganization in which the Bank will become a wholly-owned subsidiary of First Northern Community Bancorp (the Company). The reorganization was effected on May 19, 2000.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary from as if the Company had been in existence during all periods presented. All material intercompany accounts have been eliminated in consolidation.

3.   RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

4.   OUTSTANDING SHARES AND EARNINGS PER SHARE

     On January 20, 2000, the Board of Directors of the First Northern Bank of Dixon declared a 6% stock dividend payable as of March 31, 2000. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

     Earnings Per Share (EPS)

     Basic and diluted earnings per share for the three-month and six-month periods ending June 30, 2000 and June 30, 1999 were computed as follows:

                                                           Three months                                  Six months
                                                          ended June 30,                               ended June 30,
                                                    2000                 1999                     2000                1999
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
               Net income                      $  1,169,439         $    951,804             $  2,291,879        $  1,680,233
-----------------------------------------------------------------------------------------------------------------------------
               Denominator:
               Weighted average common shares
                 outstanding                      3,217,944            3,275,226                3,241,747           3,275,600
-----------------------------------------------------------------------------------------------------------------------------
               Basic EPS                       $       0.36         $       0.29             $       0.71        $       0.51
=============================================================================================================================
Diluted earnings per share:
               Net income                      $  1,169,439         $    951,804             $  2,291,879        $  1,680,233
-----------------------------------------------------------------------------------------------------------------------------
               Denominator:
               Weighted average common shares
                 outstanding                      3,217,944            3,275,226                3,241,747           3,275,600
               Incremental shares due to
                 dilutive stock options              25,151                5,045                   23,615               3,651
-----------------------------------------------------------------------------------------------------------------------------
                                                  3,243,095            3,280,271                3,265,362           3,279,251
-----------------------------------------------------------------------------------------------------------------------------
               Diluted EPS                     $       0.36         $       0.29             $       0.70        $       0.51
=============================================================================================================================

5.   ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three months ended June 30, 2000 and 1999 and for the year ended December 31, 1999 were as follows:

                                                                         Six months ended                              Year ended
                                                                             June 30,                                 December 31,
                                                                  2000                    1999                            1999
                                                             --------------          --------------                 ---------------
Balance, beginning of period                                 $    7,825,255          $    8,144,450                 $     8,144,450
Provision for (recovery of) loan losses                                   -                  75,000                        (800,000)
Loan charge-offs                                                   (334,320)                    (82)                       (156,945)
Loan recoveries                                                      66,366                  53,090                         637,750
                                                             --------------          --------------                 ---------------
Balance, end  of period                                      $    7,557,301          $    8,272,458                 $     7,825,255
                                                             ==============          ==============                 ===============

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RELULTS OF OPERATIONS


The following is a discussion and analysis of the significant changes in the Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three month and six month periods ended June 30, 2000 and 1999.

SUMMARY

The Company recorded net income of $2,292,000 for the six month period ended June 30, 2000, representing an increase of $612,000 or 36.4% over $1,680,000 for the same period in 1999 and had net income of $1,169,000 for the three months ended 6/30/00 representing an increase of $217,000 or 22.1% over $952,000 for the same period in 1999.

The increase in net income over the six month period ended June 30, 2000 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income combined with decreases in the provision for loan losses and other real estate expense which was partially offset by increases in salaries and benefits, occupancy and equipment, stationery and supplies, advertising and other miscellaneous expense.

The increase in net income over the three month period ended June 30, 2000 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income combined with a decrease in other real estate expense which was partially offset by increases in salaries and benefits, stationery and supplies and occupancy and equipment.

On January 20, 2000, the Board of Directors of the First Northern Bank of Dixon declared a 6% stock dividend payable as of March 31, 2000. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

CHANGES IN FINANCIAL CONDITION

The asset side of the Unaudited Condensed Consolidated Balance Sheet showed a $11,154,000 increase in cash and due from banks, a $22,400,000 decrease in fed funds sold, a $3,183,000 decrease in investment securities, a $24,384,000 increase in loans, a $129,000 increase in premises and equipment and a $461,000 decrease in accrued interest receivable and other assets from December 31, 1999
to June 30, 2000.   The reason for the increase in cash and due from banks was due, for the most part, to an increase in items in the process of collection which was partially offset by decreases in cash and the Federal Reserve Bank due from account. The decrease in fed funds sold was due, for the most part, to funding of new loans. The decrease in investment securities was due to maturities and calls, the proceeds of which were used to fund new loans. The increase in loans was, for the most part, in commercial and real estate loans.

The liabilities side of the Unaudited Condensed Balance Sheet showed an increase in total deposits of $10,026,000 compared to year-end 1999 deposit totals. The increase in deposits was due, for the most part, to higher demand and money market deposit totals combined with lower savings and certificate totals. Other liabilities decreased $144,000 from December 31, 1999 to June 30, 2000. The decrease in other liabilities was due, for the most part, to decreases in accrued expenses.

CHANGES IN RESULTS OF OPERATIONS

Interest Income
---------------

Interest income on loans for the six month period ended June 30, 2000 is up 10.5% over the same period for 1999, from $7,671,000 to $8,475,000 and is up 12.4% for the three month period ending June 30, 2000 over the same period in 1999 from $3,976,000 to $4,471,000. The increase over the six month period ended June 30, 2000 as compared to the same period a year ago, was due to an increase in average loans combined with a .15% increase in loan yields. The increase over the three month period ending June 30, 2000 as compared to the same period a year ago, was due to an increase in average loans, combined with a
 .10% increase in loan yields.

Interest income on securities for the six month period ended June 30, 2000 is up 16.5% over the same period for 1999, from $3,716,000 to $4,328,000 and is up 17.8% for the three month period ending June 30, 2000 over the same period in 1999 from $1,860,000 to $2,191,000. The increases are due to an increase in average securities over the six-month and three-month periods ended June 30, 2000, as compared to the same period a year ago combined with increases in securities yields.

Interest income on fed funds sold for the six month period ended June 30, 2000 is up 49.1% over the same period for 1999 from $570,000 to $851,000 and is up 12.5% for the three month period ending June 30, 2000 over the same period in 1999 from $293,000 to $329,000. The increase in fed funds income over the three month and nine month periods ended June 30, 2000 was due, for the most part, to increases in average fed funds sold combined with increases in fed funds rates.

Interest Expense
----------------

Interest expense on deposits was up 12.5% for the six month period ending June 30, 2000 over the same period in 1999 from $3,760,000 to $4,231,000 and is up 14.9% for the three month period ending June 30, 2000 over the same period in
1999 from $1,867,000 to $2,145,000.   The increased interest expense over the
three-month period ended June 30, 2000 was due to higher deposit rates combined with increased average deposits.

Provision for Loan Losses
-------------------------

The provision for loan losses was down for the six month period ending June 30, 2000 over the same period in 1999 from $75,000 to $-0-. The decrease over the six month period ended June 30, 2000 was due to a zero provision for that period due to improved market conditions and loan quality in the Company's loan portfolio. The June 30, 2000 allowance for loan losses of approximately $7,557,000 is 3.9% of total loans compared to $7,825,000 or 4.6% of total loans at December 31, 1999.

Other Operating Income
----------------------

Other operating income was up 4.1% for the six-month period ended June 30, 2000 over the same period in 1999 from $1,458,000 to $1,518,000. This increase was primarily due to an increase in service charges on deposit accounts including higher overdraft charges primarily due to the effect of new fee structures that were implemented in the second quarter of 2000, alternative investment fees, and debit card fees, which was partially offset by decreases in gains on sales of loans and gains on securities transactions.

Other operating income was up 15.7% for the three-month period ended June 30, 2000 over the same period in 1999 from $765,000 to $885,000. This increase was primarily due to increases in service charges on deposit accounts including higher overdraft charges primarily due to the effect of new fee structures that were implemented in the second quarter of 2000, alternative investment fees, and debit card fees, which was partially offset by decreases in gains on sales of loans, gains on OREO and gains on securities transactions.

Other Operating Expense
-----------------------

Total other operating expense was up 6.6% for the six-month period ending June 30, 2000 over the same period in 1999 from $7,076,000 to $7,540,000 and is up 8.7% for the three-month period ending June 30, 2000 over the same period in 1999 from $3,582,000 to $3,891,000.

The main reason for the increase for the six month period ending June 30, 2000 was a combination of: increases in salaries & benefits; occupancy and equipment; stationery and supplies; advertising; and other miscellaneous expenses, combined with a decrease in other real estate expense. The increase in salaries & benefits was due to increases in the number of employees and increases in profit sharing and incentive compensation provisions due to increased income which was partially offset by decreases in commissions for real estate loans. The increase in occupancy and equipment was due to purchases of computer software and hardware. The increase in stationery and supplies was due, for the most part, to timing differences. The increase in advertising was due, for the most part, to timing differences. The decrease in other real estate expense was due to the reduction of OREO properties. The increases in other miscellaneous expenses were due to increased contributions, FDIC insurance, dues, legal fees, and accounting and audit fees, which were partially, offset by decreased consulting fees and real estate loan origination fees.

The main reason for the increase for the three month period ending June 30, 2000 was a combination of: increases in salaries & benefits, combined with decreases in other real estate expense and other miscellaneous expenses. The increase in salaries & benefits was due to increases in the number of employees and increases in profit sharing and incentive compensation provisions due to increased income which was partially offset by decreases in commissions for real estate loans. The decrease in other real estate expense was due t the reduction of OREO properties. The increase in other miscellaneous expenses was due to increased contributions, FDIC insurance, dues, legal fees, and accounting and audit fees which was partially offset by decreased consulting fees and real estate loan origination fees.

Asset Quality
-------------

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

It is generally the Company's policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected.

Non-accrual loans amounted to $1,500,000 at June 30, 2000, and were comprised of seven commercial loans and two agricultural loans. At December 31, 1999, non-accrual loans amounted to $528,000 and were comprised of four agricultural loans, and one commercial loan. At June 30, 1999, non-accrual loans amounted to $848,000 and were comprised of one non-farm non-residential mortgage loans, one commercial loan, one agricultural loan.

At June 30, 2000, the Company had loans 90 days past due and still accruing totaling $2,000. Such loans amounted to $2,000 at December 31, 1999 and $135,000 at June 30, 1999.

At June 30, 2000, the Company did not have any OREO properties. OREO's amounted to $-0- at December 31, 1999 and $906,000 at June 30, 1999.

Liquidity and Capital Resources
-------------------------------

To be able to serve our market area, the Company must maintain proper liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of loans to deposits. This ratio was 54.2% on June 30, 2000. In addition, on June 30, 2000 the Company had the following short term investments: $14,900,000 in fed funds sold; $12,000,000 in securities due within one year; and $64,000,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short term lines of credit with other banks totaling $14,700,000.

Capital adequacy is generally measured by comparing the total of equity capital and reserve for loan losses to total assets. On June 30, 2000 this ratio was 10.3% and on December 31, 1999 it was 10.8%. These figures are well above the levels currently considered adequate by bank regulators.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.

Year 2000 Compliance
--------------------

The Company previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency statements issued by the Financial Institutions Examination Council. Management believes the Company has completed all of the activities within their control to ensure that the Company's systems are Year 2000 compliant.

The Company's Year 2000 readiness costs were approximately $400,000. The Company does not currently expect to apply any further funds to address Year 2000 issues.

The Company has not experienced any material disruptions of internal computer systems for software applications due to the start of the Year 2000 nor has it experienced any problems with the computer systems or software applications of their third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the business of the Company and the actions either must take, if any, in the event of non-compliance by any of these third parties. Based on the Company's assessment of compliance by third parties there does not appear to be any material business risk posed by any such non-compliance.

Although the Company's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000 related risks. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues affecting customers, suppliers or service providers of the Company will not have a material adverse impact on the Company.


ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2000 from that presented in the First Northern Bank of Dixon's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                  PART II - OTHER INFORMATION AND SIGNATURES


ITEM 1.
                               Legal Proceedings

Not Applicable.


ITEM 2.
                             Changes in Securities

Not Applicable.


ITEM 3.
                        Defaults upon Senior Securities

Not Applicable.


ITEM 4.
              Submission of Matters to a Vote of Security Holders

Not Applicable.


ITEM 5.
                               Other Information

Not Applicable.


ITEM 6.
                      Exhibits and Reports on Form 8-K.

Exhibit 27      Financial Data Schedule

There were no Reports on Form 8-K.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.



                                    FIRST NORTHERN COMMUNITY BANCORP



Date: August 11, 2000               By: /s/ Louise A. Walker
      --------------------------        --------------------------------------
                                        Louise A. Walker, Sr. Vice President/
                                        Chief Financial Officer