Form 10-Q
period 2000-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2000-11-14
CIK 1114927

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

                   For the Quarter Ended September 30, 2000

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _____________.

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

                           Yes [x]           No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock, no par value -------- 3,069,704 shares as of October 31, 2000.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                        September 30, 2000        December 31, 1999
                                                                                        ------------------        -----------------
Cash and due from banks                                                                 $       23,268,746        $      19,806,022
Federal funds sold                                                                               1,400,000               37,300,000
Investment securities - available for sale                                                     130,709,507              135,451,683
Loans, net of allowance for loan losses of
          $7,449,605 at September 30, 2000 and
          $7,825,255 at December 31, 1999                                                      207,045,441              162,930,575
Premises and equipment, net                                                                      6,285,841                6,031,711
Accrued interest receivable and other assets                                                     8,633,768                9,470,615
                                                                                        ------------------        -----------------
               TOTAL ASSETS                                                             $      377,343,303        $     370,990,606
                                                                                        ==================        =================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
        Demand                                                                          $       90,254,155        $      86,123,941
        Interest-bearing transaction deposits                                                   41,425,667               36,284,409
        Savings & MMDA's                                                                        97,229,328              102,517,387
        Time                                                                                   111,178,034              110,704,197
                                                                                        ------------------        -----------------
                Total deposits                                                                 340,087,184              335,629,934
Accrued interest payable and other liabilities                                                   3,855,970                3,287,969
                                                                                        ------------------        -----------------
               TOTAL LIABILITIES                                                               343,943,154              338,917,903
                                                                                        ------------------        -----------------

Stockholders' equity
        Common stock, no par value; 4,000,000 shares authorized;
        3,076,079 shares issued and outstanding in 2000
        and 3,092,273 shares issued and outstanding in 1999                                     22,917,531               23,322,001
        Additional paid in capital                                                                 976,850                  976,850
        Retained earnings                                                                       10,586,912                9,513,151
        Accumulated other comprehensive loss                                                    (1,081,144)              (1,739,299)
                                                                                        ------------------      -------------------
               TOTAL STOCKHOLDERS' EQUITY                                                       33,400,149               32,072,703
                                                                                        ------------------      -------------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      377,343,303      $       370,990,606
                                                                                        ==================      ===================



See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                  Three months           Three months         Nine months             Nine months
                                                     ended                  ended               ended                   ended
                                               September 30, 2000     September 30, 1999   September 30, 2000     September 30, 1999
                                               ------------------     ------------------   ------------------     ------------------
Interest Income
  Loans                                           $   5,144,247         $     4,241,177      $    13,619,726         $   11,911,953
  Federal funds sold                                    141,541                 321,860              992,117                892,236
  Investment securities
    Taxable                                           1,840,743               1,568,820            5,578,128              4,552,619
    Non-taxable                                         324,614                 365,191              915,677              1,097,717
                                                  -------------         ---------------      ---------------         --------------
       Total interest income                          7,451,145               6,497,048           21,105,648             18,454,525

Interest Expense

  Deposits                                            2,312,095               1,953,356            6,543,410              5,713,305
  Other borrowings                                       26,398                  13,189               51,245                 34,684
                                                  -------------         ---------------      ---------------         --------------

       Total interest expense                         2,338,493               1,966,545            6,594,655              5,747,989
                                                  -------------         ---------------      ---------------         --------------
       Net interest income                            5,112,652               4,530,503           14,510,993             12,706,536
Provision for loan losses                                     -                (875,000)                   -               (800,000)
                                                  -------------         ---------------      ---------------         --------------
       Net interest income after
          provision for loan losses                   5,112,652               5,405,503           14,510,993             13,506,536
                                                  -------------         ---------------      ---------------         --------------

Other operating income
  Service charges on deposit accounts                   390,798                 298,315            1,076,754                844,645
  Gains on securities transactions                        7,500                   2,000               21,800                 50,134
  Gains on other real estate owned                       35,483                  61,774              122,007                115,664
  Gains on sales of loans                               105,842                 111,312              246,336                292,365
  Alternative investment income                          70,470                  51,456              251,123                150,124
  ATM fees                                               56,436                  65,814              166,806                185,418
  Mortgage brokerage income                              52,282                  52,811              143,890                154,864
  Loan servicing Income                                  33,504                  28,654               96,247                 77,828
  Other income                                           86,255                  53,835              231,505                190,097
                                                  -------------         ---------------      ---------------         --------------
       Total other operating income                     838,570                 725,971            2,356,468              2,061,139
                                                  -------------         ---------------      ---------------         --------------

Other operating expenses
  Salaries and employee benefits                      2,440,097               2,275,727            6,928,005              6,389,409
  Occupancy and equipment                               574,290                 844,688            1,619,260              1,869,324
  Data processing                                       104,670                 107,299              310,951                314,969
  Stationery and supplies                                97,914                  82,231              352,083                288,352
  Advertising                                            83,940                  56,697              251,721                201,676
  Other Real Estate Expense                                 346                   5,272                  346                 62,162
  Other                                                 625,124                 816,275            2,004,263              2,015,366
                                                  -------------         ---------------      ---------------         --------------
       Total other operating expense                  3,926,381               4,188,189           11,466,629             11,141,258
                                                  -------------         ---------------      ---------------         --------------

       Income before income tax expense               2,024,841               1,943,285            5,400,832              4,426,417
Provision for income tax expense                        722,900                 690,600            1,807,012              1,493,500
                                                  -------------         ---------------      ---------------         --------------
       Net income                                 $   1,301,941         $     1,252,685      $     3,593,820         $    2,932,917

Other Comprehensive Income:
Unrealized gain (loss) on available for sale
    sale securities, net of tax effect                  874,679                (727,980)             658,155             (3,153,690)
                                                  -------------         ---------------      ---------------         --------------
Total Comprehensive Income (Loss)                 $   2,176,620         $       524,705      $     4,251,975         $     (220,773)
                                                  =============         ===============      ===============         ==============
Basic Income per share                            $        0.42         $          0.38      $          1.13         $         0.91
                                                  =============         ===============      ===============         ==============
Diluted Income per share                          $        0.42         $          0.38      $          1.11         $         0.91
                                                  =============         ===============      ===============         ==============

See notes to unaudited condensed consolidated financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Nine months            Nine months
                                                                                            ended                   ended
                                                                                      September 30, 2000       September 30, 1999
                                                                                     -------------------       ------------------
Operating Activities
          Net Income                                                                 $        3,593,820        $        2,932,917
          Adjustments to reconcile net income to net
              cash provided by operating activities:
              Depreciation                                                                      651,102                   914,197
              Provision for loan losses                                                               -                  (800,000)
              Decrease (increase) in accrued interest receivable and other assets               836,847                (1,159,346)
              Increase in accrued interest payable and other liabilities                        568,001                 1,648,373
                                                                                     ------------------        ------------------
                    Net cash provided by operating activities                                 5,649,770                 3,536,141

Investing Activities
          Net decrease in investment securities                                               5,400,331                 1,769,495
          Net increase in loans                                                             (44,114,866)              (19,783,328)
          Purchases of premises and equipment, net                                             (905,232)                 (545,632)
          Net decrease in other real estate owned                                                     -                   905,634
                                                                                     ------------------        ------------------
                    Net cash used in investing activities                                  (39,619,767)              (17,653,831)

Financing Activities
          Net increase in deposits                                                            4,457,250                18,282,990
          Cash dividends paid                                                                    (5,812)                   (5,232)
          Repurchase of stock                                                                (2,918,717)                        -
                                                                                     ------------------        ------------------
                    Net cash provided by financing activities                                 1,532,721                18,277,758
                                                                                     ------------------        ------------------
                      Net change in cash and cash equivalents                               (32,437,276)                4,160,068
            Cash and cash equivalents at beginning of period                                 57,106,022                49,184,700
                                                                                     ------------------        ------------------
Cash and cash equivalents at end of period                                           $       24,668,746        $       53,344,768
                                                                                     ==================        ==================

-----------------------------------------------------------------------------------------------------------------------------------
          Supplemental disclosures of cash flow information:

          Cash paid during the period for:

                    Interest                                                         $        6,563,773        $        5,858,436
                    Income Taxes                                                     $        1,153,900        $        1,702,000
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of noncash investing and financing activities:

                    Stock dividend distributed                                       $        2,514,249        $        2,055,480
-----------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited condensed consolidated financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 2000 and December 31, 1999


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the First Northern Bank of Dixon's Annual Report to shareholders and Form 10-K for the year ended December 31, 1999.

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

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary as if the Company had been in existence during all periods presented. All material intercompany accounts have been eliminated in consolidation.

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

     Earnings Per Share (EPS)

     Basic and diluted earnings per share for the three-month and nine-month periods ending September 30, 2000 and September 30, 1999 were computed as follows:


                                                    Three months                                 Nine months
                                                 ended September 30,                          ended September 30,
                                              2000                 1999                    2000                1999
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
     Net income                          $  1,301,941         $  1,252,685             $  3,593,820        $  2,932,917
-----------------------------------------------------------------------------------------------------------------------
     Denominator:
     Weighted average common shares
       outstanding                          3,094,022            3,275,226                3,192,505           3,226,535
-----------------------------------------------------------------------------------------------------------------------
     Basic EPS                           $       0.42         $       0.38             $       1.13        $       0.91
=======================================================================================================================
Diluted earnings per share:
     Net income                          $  1,301,941         $  1,252,685             $  3,593,820        $  2,932,917
-----------------------------------------------------------------------------------------------------------------------
     Denominator:
     Weighted average common shares
       outstanding                          3,094,022            3,275,226                3,192,505           3,226,535
     Incremental shares due to dilutive
       stock options                           25,151                7,062                   30,943               3,918
                                            3,119,173            3,282,288                3,223,448           3,230,453
-----------------------------------------------------------------------------------------------------------------------
       Diluted EPS                       $       0.42         $       0.38             $       1.11        $       0.91
=======================================================================================================================

5.   ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the nine-months ended September 30, 2000 and 1999 and for the year ended December 31, 1999 were as follows:


                                          Nine months ended          Year ended
                                            September 30,           December 31,
                                       2000              1999           1999
                                    -----------       -----------   ------------

Balance, beginning of period        $ 7,825,255       $ 8,144,450   $ 8,144,450
Recovery of loan losses                       -          (800,000)     (800,000)
Loan charge-offs                       (577,524)              (82)     (156,945)
Loan recoveries                         201,874           555,804       637,750
                                    -----------       -----------   -----------

Balance, end  of period             $ 7,449,605       $ 7,900,172   $ 7,825,255
                                    ===========       ===========   ===========


ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RELULTS OF OPERATIONS


The following is a discussion and analysis of the significant changes in the Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three-month and nine-month periods ended September 30, 2000 and 1999.

SUMMARY

The Company recorded net income of $3,594,000 for the nine-month period ended September 30, 2000, representing an increase of $661,000 or 22.5% over $2,933,000 for the same period in 1999 and had net income of $1,302,000 for the three-months ended September 30, 2000, representing an increase of $49,000 or 3.9% over $1,253,000 for the same period in 1999.

The increase in net income over the nine-month period ended September 30, 2000 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income combined with a decrease in occupancy and equipment which was partially offset by increases in salaries and benefits.

The increase in net income over the three-month period ended September 30, 2000 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income combined with decreases in occupancy and equipment and other miscellaneous expense which was partially offset by increases in salaries and benefits.

On January 20, 2000, the Board of Directors of the First Northern Bank of Dixon declared a 6% stock dividend payable as of March 31, 2000. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

CHANGES IN FINANCIAL CONDITION

The asset side of the Unaudited Condensed Consolidated Balance Sheet showed a $3,463,000 increase in cash and due from banks, a $35,900,000 decrease in fed funds sold, a $4,742,000 decrease in investment securities, a $44,115,000 increase in loans, a $254,000 increase in premises and equipment and an $837,000 decrease in accrued interest receivable and other assets from December 31, 1999
to September 30, 2000.   The reason for the increase in cash and due from banks
was due to an increase in items in the process of collection, which was partially offset by decreases in cash and the Federal Reserve Bank due from account. The decrease in fed funds sold was due to funding of new loans. The decrease in investment securities was due to maturities and calls, the proceeds of which were used to fund new loans. The increase in loans was in commercial and real estate loans. The decrease in accrued interest receivable and other assets was due to decreased income taxes receivable, which was partially offset by increased loan interest receivables.

The liability side of the Unaudited Condensed Balance Sheet showed an increase in total deposits of $4,457,000 compared to year-end 1999 deposit totals. The increase in deposits was due to higher demand and interest-bearing transaction deposit totals combined with lower savings totals. Other liabilities increased $568,000 from December 31, 1999 to September 30, 2000. The increase in other liabilities was due to increases in accrued expenses.

CHANGES IN RESULTS OF OPERATIONS

Interest Income
---------------

Interest income on loans for the nine-month period ended September 30, 2000 is up 14.3% over the same period for 1999, from $11,912,000 to $13,620,000 and is up 21.3% for the three-month period ending September 30, 2000 over the same period in 1999 from $4,241,000 to $5,144,000. The increase over the nine-month period ended September 30, 2000 as compared to the same period a year ago, was due to an increase in average loans combined with a .46% increase in loan yields. The increase over the three-month period ending September 30, 2000 as compared to the same period a year ago, was due to an increase in average loans, combined with a .65% increase in loan yields.

Interest income on securities for the nine-month period ended September 30, 2000 is up 14.9% over the same period for 1999, from $5,650,000 to $6,494,000 and is up 11.9% for the three-month period ending September 30, 2000 over the same period in 1999 from $1,934,000 to $2,165,000. The increases are due to an increase in average securities over the nine-month and three-month periods ended September 30, 2000, as compared to the same period a year ago combined with increases in securities yields.

Interest income on fed funds sold for the nine-month period ended September 30, 2000 is up 11.2% over the same period for 1999 from $892,000 to $992,000 and is down 56.0% for the three-month period ending September 30, 2000 over the same period in 1999 from $322,000 to $142,000. The increase in fed funds income over the nine-month period ended September 30, 2000 was due to increases in average fed funds sold combined with increases in fed funds rates. The decrease in fed funds income over the three-month period ended September 30, 2000 was due to decreases in average fed funds sold.

Interest Expense
----------------

Interest expense on deposits was up 14.5% for the nine-month period ending September 30, 2000 over the same period in 1999 from $5,713,000 to $6,543,000 and is up 18.4% for the three-month period ending September 30, 2000 over the
same period in 1999 from $1,953,000 to $2,312,000.   The increased interest
expense over the three-month period ended September 30, 2000 was due to higher deposit rates combined with increased average deposits.

Provision for Loan Losses
-------------------------

The provision for loan losses was up for the nine-month period ending September 30, 2000 over the same period in 1999 from a negative $800,000 to $-0-. The increase over the nine-month period ended September 30, 2000 was due to a zero provision for that period due to continued favorable market conditions and loan quality in the Company's loan portfolio compared to a reduction of the allowance for loan loss of $800,000 during the same period in 1999. The September 30, 2000 allowance for loan losses of approximately $7,450,000 is 3.5% of total loans compared to $7,825,000 or 4.6% of total loans at December 31, 1999.

Other Operating Income
----------------------

Other operating income was up 14.3% for the nine-month period ended September 30, 2000 over the same period in 1999 from $2,061,000 to $2,356,000. This increase was primarily due to an increase in service charges on deposit accounts, including higher overdraft charges, primarily due to the effect of new fee structures that were implemented in the second quarter of 2000, alternative investment fees and other miscellaneous income, which was partially offset by decreases in gains on securities transactions and gains on sales of loans.

Other operating income was up 15.5% for the three-month period ended September 30, 2000 over the same period in 1999 from $726,000 to $839,000. This increase was primarily due to increases in service charges on deposit accounts, including higher overdraft charges, primarily due to the effect of new fee structures that were implemented in the second quarter of 2000, alternative investment fees and other miscellaneous income, which was partially offset by decreases in gains other real estate owned transactions.

Other Operating Expense
-----------------------

Total other operating expense was up 2.9% for the nine-month period ending September 30, 2000 over the same period in 1999 from $11,141,000 to $11,467,000 and is down 6.0% for the three-month period ending September 30, 2000 over the same period in 1999 from $4,188,000 to $3,926,000.

The main reason for the increase for the nine-month period ending September 30, 2000 was a combination of: increases in salaries & benefits; stationery and supplies; and advertising, combined with decreases in occupancy and equipment; and other real estate expense. The increase in salaries & benefits was due to increases in the number of employees and increases in profit sharing and incentive compensation provisions due to increased income which was partially offset by decreases in commissions for real estate loans. The increase in stationery and supplies and advertising was due to increased usage as compared to the same period in 1999. The decrease in occupancy and equipment was due to the depreciation of obsolete computer hardware and software in 1999 that did not exist in 2000. The decrease in other real estate expense was due to the reduction of OREO properties. The slight decrease in other miscellaneous expense was due to decreased employee training expense, sold loan expense and consulting fees which were offset by increased telephone expense, miscellaneous loan expense, contributions, FDIC insurance and legal fees.

The main reason for the decrease for the three-month period ending September 30, 2000 was the result of: decreases in occupancy and equipment; other real estate expense; and other miscellaneous expense which was partially offset by increases in salaries and benefits; stationery; and supplies and advertising. The decrease in occupancy and equipment was due to the depreciation of obsolete computer hardware and software in the third quarter of 1999 that did not exist in the third quarter of 2000. The decrease in other real estate expense was due to the reduction of OREO properties. The decrease in other miscellaneous expense was due to decreased employee training expense, sold loan expense, miscellaneous loan expense, accounting and audit and consulting fees, which were partially offset by increased contributions and FDIC insurance. The increase in salaries & benefits was due to increases in the number of employees and increases in profit sharing and incentive compensation provisions due to increased income. The increase in stationery and supplies and advertising was due to increased usage as compared to the same period in 1999.

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

Non-accrual loans amounted to $923,000 at September 30, 2000, and were comprised of six commercial loans, two agricultural loans and two consumer loans. At December 31, 1999, non-accrual loans amounted to $528,000 and were comprised of four agricultural loans, and one commercial loan. At September 30, 1999, non-accrual loans amounted to $846,000 and were comprised of one non-farm non-residential mortgage loans and one agricultural loan.

At September 30, 2000, the Company had loans 90 days past due and still accruing totaling $10,000. Such loans amounted to $2,000 at December 31, 1999 and $-0-at September 30, 1999.

Liquidity and Capital Resources
-------------------------------

To be able to serve our market area, the Company must maintain proper liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of loans to deposits. This ratio was 63.1% on September 30, 2000. In addition, on September 30, 2000 the Company had the following short term investments: $1,400,000 in fed funds sold; $10,000,000 in securities due within one year; and $62,000,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term lines of credit with other banks totaling $14,700,000.

Capital adequacy is generally measured by comparing the total of equity capital and reserve for loan losses to total assets. On September 30, 2000 this ratio was 10.9% and on December 31, 1999 it was 10.8%. These figures are well above the levels currently considered adequate by bank regulators.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.


ITEM 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2000 from that presented in the First Northern Bank of Dixon's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                  PART II - OTHER INFORMATION AND SIGNATURES


ITEM 1.
                               Legal Proceedings

Not Applicable.


ITEM 2.
                             Changes in Securities

Not Applicable.


ITEM 3.
                        Defaults upon Senior Securities

Not Applicable.


ITEM 4.
              Submission of Matters to a Vote of Security Holders

Not Applicable.


ITEM 5.
                               Other Information

Not Applicable.


ITEM 6.
                      Exhibits and Reports on Form 8 - K.

Exhibit 27             Financial Data Schedule

There were no Reports on Form 8 - K.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.



                                      FIRST NORTHERN COMMUNITY BANCORP



Date:     November 13, 2000           By:  /s/  Louise A. Walker
       ------------------------           -------------------------------------
                                        Louise A. Walker, Sr. Vice President /
                                        Chief Financial Officer