Form 10-K
period 2000-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2001-03-26
CIK 1114927

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 2000

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

                           Yes [X]           No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of Common Stock held by non-affiliates (based upon the last reported trade on the OTC Bulletin Board on February 28, 2001) was approximately $52,230,392. As of February 28, 2001, there were 3,072,376 shares of Common Stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and officers), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 Annual Meeting of Stockholders to be held on April 26, 2001.

                                    PART I

                               ITEM 1 - BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider," or similar expressions are used. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks discussed under "Risk Factors That May Affect Results" on pages 10 through 14 herein and other risk factors discussed elsewhere in this Report.

Unless otherwise indicated, all information herein has been adjusted to give effect to a two-for-one stock split effected by the Bank in September 1998.

First Northern Bank of Dixon ("First Northern" or the "Bank") was established in 1910 under State Charter as Northern Solano Bank, and opened for business on February 1st of that year. On January 2, 1912, the First National Bank of Dixon was established under a Federal Charter, and until 1955, the two entities operated side by side under the same roof and with the same management. In an effort to increase efficiency of operation, reduce operating expense, and improve lending capacity, the two banks were consolidated on April 8, 1955, with the First National Bank of Dixon as the surviving entity.

In order to reduce reserve requirements and operate with higher lending limits, on January 1, 1980, the Federal Charter was relinquished in favor of a California State Charter, and the Bank's name was changed to First Northern Bank of Dixon.

In April of 2000, the shareholders of First Northern Bank of Dixon approved a corporate reorganization, which provided for the creation of a bank holding company, First Northern Community Bancorp (the "Company") in which the Bank would become a wholly owned subsidiary. This is reorganization, which was effected May 19, 2000, will enable the Bank to better compete and grow in the competitive and ever changing marketplace. As a result of the reorganization, which was effective May 19, 2000, the Bank is a wholly owned and principal operating subsidiary of the Company.

First Northern engages in the general commercial banking business in Solano and Yolo Counties, and parts of Sacramento County.

The Company's and the Bank's Administrative Offices are located in Dixon. Also located in Dixon are the Data Processing/Central Operations Department and the Central Loan Department.

The Bank has eight full service Branches. Four are located in the Solano County cities of Dixon, Fairfield, and Vacaville. The remaining four Branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland. In addition, the Bank has Real Estate Loan Offices in Davis and El Dorado Hills that deal solely in residential mortgages and construction loans and an SBA Loan Office in Sacramento, Sacramento County.

First Northern is in the commercial banking business, which includes accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans. It also offers installment note collection, issues cashier's checks and money orders, sells travelers' checks, rents safe deposit boxes, and provides other customary banking services. The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and each depositor's account is insured up to $100,000.

First Northern also offers a complete range of alternative investment products and services. The Bank offers these services through London Pacific Securities, Inc., a registered broker/dealer and a member of NASD and SIPC; and London Pacific Advisory Services, Inc., a registered investment advisor. All investments and/or financial services offered by the representative of London Pacific Securities, Inc. are not insured by the FDIC.

The Bank offers limited international banking services and is looking into providing trust services through an affiliation and equipment leasing, also through and affiliation.

The operating policy of the Bank since inception has emphasized serving the banking needs of individuals and small-to medium-sized businesses. In Dixon, this has included businesses involved in crop and livestock production. The economy of the Dixon area was primarily dependent upon agricultural related sources of income and most employment opportunities were also related to agriculture.

Agriculture continued to be a significant factor in the Bank's business after the opening of the first Branch Office in Winters in 1970. A significant step was taken in 1976 to reduce the Company's dependence on agriculture with the opening of the Davis Branch.

The Davis economy is supported significantly by the University of California, Davis. In 1981, a depository Branch was opened in South Davis, and was consolidated into the main Davis Branch in 1986.

In 1983, the West Sacramento Branch was opened. The West Sacramento economy is built around transportation and distribution related business. This addition to the Bank's market area has further reduced the Company's dependence on agriculture.

In order to accommodate the demand of the Bank's customers for long-term residential real estate loans, a Real Estate Loan Office was opened in 1983. This office is centrally located in Davis, and has enabled the Bank to access the secondary real estate market.

The Vacaville Branch was opened in 1985. Vacaville is a rapidly growing community with a diverse economic base including state prison (Department of Corrections), food processing, distribution, shopping centers (Factory Outlet Stores), medical, and other varied industries.

In 1994, the Fairfield Branch was opened. Fairfield has also been a rapidly growing community bounded by Vacaville on the east. Its diverse economic base includes military (Travis AFB), food processing (Anheuser-Busch plant), retail (Solano Mall), manufacturing, medical, agriculture, and other varied industries. Fairfield is the county seat for Solano County.

A Real Estate Loan Production Office was opened in El Dorado Hills, in April 1996, to serve the growing mortgage loan demand in the foothills area north of Sacramento.

A Small Business Administration (SBA) Loan Department was opened in April 1997 in Sacramento to serve the small business and industrial loan demand throughout the Bank's entire market area.

In June of 1997, the Bank's seventh Branch was opened in Woodland, the County Seat of Yolo County. Woodland is an expanding and diversified 10.5 square mile city with an economy dominated by agribusiness, retail services, and an expanding industrial sector.

The Bank's eighth Branch, the Downtown Financial Center, opened in July of 2000 in Vacaville to serve the business and individual financial needs on the West side of Interstate-80.

Through this period of change and diversification, the Bank's policy, which emphasizes serving the banking needs of individuals and small-to medium-sized businesses, has not changed. The Bank takes real estate, crop proceeds, securities, savings and time deposits, automobiles, and equipment as collateral for loans.

Most of the Bank's deposits are attracted from the market of northern and central Solano County and southern and central Yolo County. The Bank is not dependent on any single person or entity for its deposits. The loss of any one or more of the Company's depositors would not have a material adverse effect on the business of the Bank.

As of December 31, 2000, the Company and its subsidiary employed 170 full-time equivalent staff. The Company and its subsidiary considers their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

First Northern has historically experienced seasonal swings in both deposit and loan volumes due primarily to the agricultural economy. Deposits have typically hit lows in February or March and peaked in November or December. Loans typically peaked in the late spring and hit lows in the fall as crops are harvested and sold. More recent experience shows the same deposit and loan swings, since the real estate and agricultural economies tend to follow the same seasonal cycle.

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System (the "FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted. Additionally, state and federal tax policies can impact banking organizations.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company.

Regulation and Supervision of Bank Holding Companies

The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

On March 11, 2000, the Gramm-Leach-Bliley Act (the "GLB Act") became effective. This Act amended certain portions of the BHCA, subject to conditions. See "Recently Enacted Legislation" below for more information.

The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the "Commissioner").

The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards" below for more information. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms" below for more information.

Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company. Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. However, a bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across state lines, thereby creating interstate branches. Furthermore, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing five year old California bank or industrial bank by merger or purchase, (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states, and (c) the Commissioner is authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial bank without purchasing the entire entity or by establishing a de novo California bank.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions" below for additional restrictions on the ability of the Company and the Bank to pay dividends.

Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees, which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

Comprehensive amendments to Regulation Y became effective in 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (a) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval, (b) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities, and (c) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

To qualify as "well-capitalized," the bank holding company must, on a consolidated basis: (a) maintain a total risk-based capital ratio of 10% or greater; (b) maintain a Tier 1 risk-based capital ratio of 6% or greater; and
(c) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized as that term is defined in the capital adequacy regulations of the applicable bank regulator, 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

To qualify as "well-managed": (a) each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory, (b) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings, and (c) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

Bank Regulation and Supervision

The Company is subject to regulation, supervision and regular examination by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation (the "FDIC"). The regulations of these agencies affect most aspects of the Company's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Company's activities and various other requirements. While the Company is not a member of the FRB, it is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities. Whenever it appears that the contributed capital of a California bank is impaired, the Commissioner shall order the bank to correct such impairment. If a bank is unable to correct the impairment, such bank is required to levy and collect an assessment upon its common shares. If such assessment becomes delinquent, such common shares are to be sold by the bank.

California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. Federal banking laws, however, impose limitations on the activities and equity investments of state chartered, federally insured banks. The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank. Non-permissible investments must have been divested by state banks no later than December 19, 1996. FDIC rules also prohibit a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund. The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those activities that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto. Other activities generally require specific FDIC prior approval and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

Capital Standards

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

In determining the capital level the Bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and have special rules which have the effect of reducing the amount of capital that will be recognized for purposes of determining the capital adequacy of the Bank.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. Additionally, as of April 1, 1995, for Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future will be limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off-balance-sheet items of 4%.

On October 1, 1998, the FDIC adopted two rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on debt and equity securities to be recognized for risk-based capital purposes as of September 1, 1998. The FDIC rules also provide that a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

As of December 31, 2000, the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well capitalized depository institutions, as of December 31, 2000 (amounts in thousands except percentage amounts).

                                    Actual           Well        Minimum
                              -----------------  Capitalized     Capital
                              Capital     Ratio     Ratio      Requirement
                              -------     -----     -----      -----------

Leverage....................  $35,787     9.2%       5.0%          4.0%
Tier 1 Risk-Based...........   35,787     12.8%      6.0%          4.0%
Total Risk-Based............   39,331     14.1%      10.0%         8.0%

The federal banking agencies must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. The federal banking agencies must also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a Bank's capital adequacy.

Prompt Corrective Action and Other Enforcement Mechanisms

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

   "Well capitalized"                      "Adequately capitalized"
    ----------------                        ----------------------
   Total risk-based capital of 10%;        Total risk-based capital of 8%;
   Tier 1 risk-based capital of 6%;        Tier 1 risk-based capital of 4%;
   and Leverage ratio of 5%.               and Leverage ratio of 4%.

   "Undercapitalized"                      "Significantly undercapitalized"
    ----------------                        ------------------------------
   Total risk-based capital less than 8%;   Total risk-based capital less than 6%;
   Tier 1 risk-based capital less than 4%;  Tier 1 risk-based capital less than 3%;
   or Leverage ratio less than 4%.          or Leverage ratio less than 3%.

   "Critically undercapitalized"
    ---------------------------
   Tangible equity to total assets less
   than 2%.

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Safety and Soundness Standards

FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

Restrictions on Dividends and Other Distributions

The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

The federal banking agencies also have authority to prohibit a depository institution from engaging in business practices, which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the Company's net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greatest of the Company's retained earnings, the Company's net income for its last fiscal year, or the Company's net income for its current fiscal year.

Premiums for Deposit Insurance and Assessments for Examinations

FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of insurance premiums will be.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate-income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

Recently Enacted Legislation

On March 11, 2000, the GLB Act became effective. The GLB Act repealed provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The Bank Holding Company Act of 1956, as amended (the "BHCA"), was also amended by the GLB Act, to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLB Act amended section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. Bank holding companies ("BHC") may elect to become an FHC if all its subsidiary depository institutions are well capitalized and well managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it chooses to become an FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. BHCs may engage in financial activities without prior notice to the FRB if those activities qualify under the new list of activities in section 4(k) of the BHCA. However, notice must be given to the FRB within 30 days after a FHC has commenced one or more of the financial activities. The Company has not elected to become an FHC.

Under the GLB Act, FDIC-insured state banks, subject to various requirements (and national banks) are permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the state bank must also be well capitalized and well managed and have received at least a "satisfactory" rating in its most recent CRA examination.

The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Company.

Pending Legislation and Regulations

Certain pending legislative proposals include bills to permit banks to pay interest on business checking accounts, to cap consumer liability for stolen debit cards, to enact privacy rules designed to regulate the ability of financial institutions to use or share customer information, to end certain predatory lending practices, to allow the payment of interest on reserves that financial institutions must keep with the FRB, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy. A proposal to merge the FDIC's two funds, the BIF and the Savings Association Insurance Fund, has also been discussed in recent years. The Company also expects that during 2001, the Financial Accounting Standards Board will issue guidance as to whether to retain the pooling-of-interests method of accounting for business combinations and related issues, including whether to adopt an impairment-only approach to amortization of goodwill.

Competition

In the past, an independent Bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market.

The enactment of the GLB Act is the latest evidence of this trend, and it is anticipated that this trend will continue as financial services institutions combine to take advantage of the FSA's elimination of the barriers against such affiliations. The enactment of the Interstate Banking and Branching Act in 1994 and the California Interstate Banking and Branching Act of 1995 have increased competition within California. Recent legislation has also made it easier for out-of-state credit unions to conduct business in California and allows industrial banks to offer consumers more lending products. Moreover, regulatory reform, as well as other changes in federal and California law will also affect competition. The availability of banking services over the Internet or "e-banking" has continued to expand. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

In order to compete with major financial institutions and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors, and employees.

For customers whose loan demand exceeds the Bank's legal lending limit, the Bank may arrange for such loans on a participation basis with correspondent banks. The seasonal swings discussed earlier have, in the past, had some impact on the Bank's liquidity. The management of investment maturities, sale of loan participations, federal fund borrowings, qualification for funds under the Federal Reserve Bank's seasonal credit program, and the ability to sell mortgages in the secondary market have allowed the Bank to satisfactorily manage its liquidity.

Risk Factors That May Affect Results

This Report includes forward-looking statements within the meaning of the Exchange Act. These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Bank set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed below and elsewhere in this Report. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those below, are beyond the Company's ability to control or predict.

Lending Risks Associated with Commercial Banking Activities

The Bank's business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans and commercial and multi-family real estate loans. The principal factors affecting the Bank's risk of loss in connection with commercial business loans include the borrower's ability to manage its business affairs and cash flows, general economic conditions and, with respect to agricultural loans, weather and climate conditions. Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy. Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks would not materialize, in which event the Company's financial condition, results of operations, cash flows and business prospects could be materially adversely affected.

Dependence on Real Estate

At December 31, 2000, approximately 63% of the Bank's loans were secured by real estate. The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early 1990's. See "-Economic Conditions and Geographic Concentration."

The Bank's primary lending focus has historically been commercial (including agricultural), construction and real estate mortgage. At December 31, 2000, real estate mortgage and construction loans comprised approximately 23% and 25%, respectively, of the total loans in the Company's portfolio. At December 31, 2000, all of the Company's real estate mortgage and construction loans and approximately 37% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate. The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition and results of operations. See "-Economic Conditions and Geographic Concentration."

Adverse California Economic Conditions Could Adversely Affect the Bank's
Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2000, approximately 63% of the Bank's loan portfolio consisted of real estate related loans, all of which were related to collateral located in Northern California. As a result, poor economic conditions in California may cause the Bank to incur losses associated with high default rates and decreased collateral values in it's loan portfolio. In the early 1990's, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state's financial institutions. If California were to experience another recession, it is expected that the Bank's level of problem assets would increase accordingly. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank. The occurrence of natural disasters in California could have a material adverse effect on the Company's financial condition, results of operations, cash flows and business prospects.

Risks Associated With the California Energy Crisis

Due to problems associated with the deregulation of the electrical power industry in California, two California utilities have publicly announced that their financial situation is grave and that bankruptcy proceedings are a possibility unless remedial measures are adopted by the California legislature. The utilities have also announced that they have already defaulted on certain payment obligations.
In addition, customers of the utilities have been faced with increased gas prices, power shortages and, in some cases, rolling blackouts. The long-term impact of the energy crisis in California on the Bank's markets and business cannot be predicted but could result in an economic slow-down. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company's financial condition, results of operations and the market value of its common stock.

Interest Rate Risk

The income of the Bank depends to a great extent on "interest rate differentials" and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank's interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank's interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Bank's control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. The Bank is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Quantitative and Qualitative Disclosure About Market Risk."

Potential Volatility of Deposits

At December 31, 2000, 12% of the dollar value of the Company's total deposits was represented by time certificates of deposit in excess of $100,000. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits would adversely impact the Company's liquidity, profitability, business prospects, results of operations and cash flows.

Dividends

The ability of the Company to pay cash dividends in the future depends on the Company's profitability, growth and capital needs. In addition, the California Financial Code restricts the ability of the Company to pay dividends. No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued. See "-Supervision and Regulation-Restrictions on Dividends and Other Distributions."

Competition

In California generally, and in the Bank's primary market area specifically, major banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank. In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations and credit unions, which offer many services that traditionally were offered only by banks. In addition, the Bank competes with other institutions such as money market funds, brokerage firms, and even retail stores seeking to penetrate the financial services market. During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank's customers to refinance their loans. Furthermore, during periods of economic slowdown or recession, the Bank's borrowers may face financial difficulties and be more receptive to offers from the Bank's competitors to refinance their loans. No assurance can be given that the Bank will be able to compete with these lenders. See "-Competition above for more information."

Government Regulation and Legislation

The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank. The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of the Company. The Company cannot predict what affect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse. See "Supervision and Regulation."

Reliance on Key Employees and Others

The Company's future success depends to a significant extent on the efforts and abilities of its executive officers. The loss of the services of certain of these individuals, or the failure of the Company to attract and retain other qualified personnel, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain any key man life insurance.

Adequacy of Allowance for Loan and Other Real Estate Losses

The Bank's allowance for estimated losses on loans was approximately $7.2 million, or 3.2% of total loans, and 974% of total nonperforming loans at December 31, 2000. Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank's loan portfolio deteriorates. In addition an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank's other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank's foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank's allowance for estimated losses on loans and the carrying value of its assets. Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Summary of Loan Loss Experience."

Shares Eligible for Future Sale

As of December 31, 2000, the Company had 3,070,949 shares of Common Stock outstanding, all of which are eligible for sale in the public market without restriction. Future sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire up to six percent of the outstanding shares of Common Stock at exercise prices ranging from $10.48 to $13.44 have been issued to directors and certain employees of the Company under the Company's 2000 Stock Option Plan and Outside Directors 2000 Nonstatutory Stock Option Plan, and options to acquire up to an additional 16% of the outstanding shares of Common Stock are reserved for issuance under such plans. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company's Common Stock. See "Market for the Company's Common Stock and Related Stockholder Matters."

Absence of Public Market; Volatility in Stock Price

There currently is no active trading market for the Company's Common Stock. No assurance can be given that an active public trading market will develop or that, if developed, it will be sustained. As a result of the lack of a trading market, the market price of the Company's Common Stock may experience fluctuations that are unrelated to the operating performance of the Company. In particular, the price of the Company's Common Stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

Technology and Computer Systems

Advances and changes in technology can significantly impact the business and operations of the Company. The Company faces many challenges including the increased demand for providing computer access to Company accounts and the systems to perform banking transactions electronically. The Company's merchant processing services require the use of advanced computer hardware and software technology and rapidly changing customer and regulatory requirements. The Company's ability to compete depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements. In addition, the Company's business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of the Company's data processing systems.

Environmental Risks

The Company, in its ordinary course of business, acquires real property securing loans that are in default, and there is a risk that hazardous substances or waste, contaminants or pollutants could exist on such properties. The Company may be required to remove or remediate such substances from the affected properties at its expense, and the cost of such removal or remediation may substantially exceed the value of the affected properties or the loans secured by such properties. Furthermore, the Company may not have adequate remedies against the prior owners or other responsible parties to recover its costs. Finally, the Company may find it difficult or impossible to sell the affected properties either prior to or following any such removal. In addition, the Company may be considered liable for environmental liabilities in connection with its borrowers' properties, if, among other things, it participates in the management of its borrowers' operations. The occurrence of such an event could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Dilution

As of December 31, 2000, the Company had outstanding options to purchase an aggregate of 263,161 shares of Common Stock at exercise prices ranging from $10.48 to $13.44 per share, or a weighted average exercise price per share of $12.03. To the extent such options are exercised, shareholders of the Company will experience dilution. See "Market for the Company's Common Stock and Related Stockholder Matters."

                              ITEM 2 - PROPERTIES

Dixon Branch - Consists of a two-story building with approximately 16,600 square feet of space situated in the central business district in the city of Dixon in northern Solano County. The Bank owns this property with no encumbrances.

Regency Park Branch - Approximately 5,000 square feet of space situated in a shopping center in the city of Vacaville in north central Solano County. The property is subject to a lease expiring in December 2005. The term of the lease is fifteen years with options to extend this lease for an additional nineteen years.

Fairfield Branch - Approximately 3,800 square feet of space situated in an office complex in the city of Fairfield in western Solano County. Property is subject to a lease expiring in December 2001.

Operations Center - Consists of a one-story building with approximately 33,500 square feet of space situated in the central business district in the city of Dixon in northern Solano County. The Bank owns the property with no encumbrances.

Future Bank Site - Vacant lot situated in the city of Dixon in northern Solano County. The Bank owns the property with no encumbrances.

Winters Branch - Consists of a two-story building with approximately 2,800 square feet of space situated in the central business district in the city of Winters in southern Yolo County. The Bank owns the property with no encumbrances.

Davis Branch - Approximately 5,000 square feet of space situated in the central business district in the city of Davis in southern Yolo County. The property is subject to a lease expiring in March 2004.

Real Estate Loan Office - Approximately 2,200 square feet of space situated in the central business district in the city of Davis in southern Yolo County. The property is subject to a month-to-month lease.

West Sacramento Branch - Consists of a one-story building with approximately 5,000 square feet of space situated in the Port of Sacramento industrial park in the city of West Sacramento in southern Yolo County. The Bank owns the property with no encumbrances.

Woodland Branch - Approximately 3,800 square feet of space situated in the central business district in the city of Woodland in central Yolo County. The property is subject to a lease expiring in April 2002. The Bank has options to extend this lease an additional fifteen years.

El Dorado Hills Loan Office - Approximately 800 square feet of space situated in an office complex in the city of El Dorado Hills in El Dorado County. The property is subject to a month-to-month lease.

SBA Loan Production Office - Approximately 800 square feet of space situated in the central business district, in an office complex, in the city of Sacramento in Sacramento County. Property is subject to a lease expiring in April 2003. The term of the lease is three years.

Vacaville Financial Center Branch - Approximately 5,000 square feet of space situated in the central business district in the city of Vacaville in north central Solano County. The property is subject to a lease expiring in April 2005. The term of the lease is five years with options to extend this lease for an additional ten years.

ITEM 3 - LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any material pending legal proceeding, nor is any of their property the subject of any material pending legal proceeding, except ordinary routine litigation arising in the ordinary course of the Bank's business and incidental to its business, none of which are expected to have a material adverse impact upon the Company's or the Bank's business, financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

 ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS



The Company's common stock is not listed on any exchange, nor is it included on NASDAQ. However, trades may be reported on the OTC Bulletin Board under the symbol "FNRN". The Company is aware that Hoefer & Arnett, Inc., Sutro & Co., Wedbush Morgan Securities and PaineWebber, Inc. all make a market in the Company's common stock. Management is aware that there are also private transactions in the Company's common stock although the data set forth below may not reflect all such transactions.

The following table summarizes the range of sales prices of the Company's Common Stock (the Bank's common stock prior to May 19, 2000) for each quarter during the last two fiscal years and is based on information provided by Hoefer & Arnett, Inc. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

         QUARTER/YEAR                 HIGH                LOW
         ------------                 ----                ---

         4th Quarter 2000             $17.00             $15.00
         3rd Quarter 2000             $16.00             $14.50
         2nd Quarter 2000             $14.50             $13.75
         1st Quarter 2000             $14.44             $13.63

         4th Quarter 1999             $14.00             $13.50
         3rd Quarter 1999             $14.50             $13.25
         2nd Quarter 1999             $14.00             $12.75
         1st Quarter 1999             $13.50             $11.75


As of December 31, 2000, there were approximately 896 holders of record of the Company's common stock, no par value, which is the only class of equity securities authorized or issued.

In the last two years the Bank has declared the following stock dividends:

           Shareholder                 Dividend                 Date
           Record Date                Percentage              Payable
           -----------                ----------              -------

        February 29, 2000                 6%                March 31, 2000

        February 27, 1999                 5%                March 31, 1999



The Company does not expect to pay a cash dividend in the foreseeable future.

There are regulatory limitations on cash dividends that may be paid by the Company under state and federal laws. See "Supervision and Regulation - Restrictions on Dividends and Other Distributions."

                        ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company's audited financial statements. The selected consolidated financial data set forth below as of December 31, 1997, and 1996 have been derived from the Bank's historical financial statements not included in this Report. The financial information for 2000, 1999 and 1998 should be read in conjunction "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is in Part I (Item 7) of this Report and with the Company's audited financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.


             Summary of Operations for the year ended December 31,
             ----------------------------------------------------
              (in thousands, except share and per share amounts)

                                                          2000            1999             1998            1997           1996
                                                          ----            ----             ----            ----           ----
Interest Income and Loan Fees                         $    28,857     $    25,136     $    23,453     $    22,022     $    20,797
Interest Expense                                           (8,990)         (7,836)         (8,498)         (8,100)         (7,432)
                                                      -----------     -----------     -----------     -----------     -----------
Net Interest Income                                        19,867          17,300          14,955          13,922          13,365
Recovery of (Provision for) Loan Losses                        --             800            (760)         (2,116)         (8,332)
                                                      -----------     -----------     -----------     -----------     -----------
Net Interest Income after Recovery of

   (Provision for) Loan Losses                             19,867          18,100          14,195          11,806           5,033
Other Operating Income                                      3,721           2,745           2,828           1,719           1,760
Other Operating Expense                                   (15,887)        (14,641)        (12,797)        (11,369)        (12,233)
                                                      -----------     -----------     -----------     -----------     -----------
Earnings (Loss) before Taxes                                7,701           6,204           4,226           2,156          (5,440)
(Provision) Benefit for Taxes                              (2,658)         (2,121)         (1,225)           (426)          2,703
                                                      -----------     -----------     -----------     -----------     -----------
Net Earnings (Loss)                                   $     5,043     $     4,083     $     3,001     $     1,730     $    (2,737)
                                                      ===========     ===========     ===========     ===========     ===========

Basic Earnings (Loss) Per Share *                     $      1.51     $      1.18     $      0.87     $      0.50    ($      0.79)
                                                      ===========     ===========     ===========     ===========     ===========

Diluted Earnings (Loss) Per Share *                   $      1.48     $      1.18     $      0.87     $      0.50     $      0.79)
                                                      ===========     ===========     ===========     ===========     ===========

Total Assets                                          $   391,628     $   370,991     $   343,309     $   305,936     $   264,621
                                                      ===========     ===========     ===========     ===========     ===========

Weighted Average Shares of Common Stock outstanding
   Used for Basic Earnings Per Share Computation        3,345,403       3,459,615       3,452,985       3,450,795       3,449,995
                                                      ===========     ===========     ===========     ===========     ===========

Weighted Average Shares of Common Stock outstanding
   Used for Diluted Earnings Per Share Computation      3,396,620       3,472,452       3,461,013       3,454,859       3,449,995
                                                      ===========     ===========     ===========     ===========     ===========

Return on Average Total Assets                               1.35%           1.16%           0.96%           0.62%          (1.05%)

Net Earnings/Average Equity                                 15.45%          12.83%          10.49%           6.70%          (9.71%)

Net Earnings/Average Deposits                                1.49%           1.29%           1.06%           0.69%          (1.19%)

Average Loans/Average Deposits                              55.67%          51.04%          49.12%          55.98%          66.85%

Average Equity to Average Total Assets                       8.74%           9.08%           9.18%           9.18%          10.78%

------------------------------------------------------------------------------------------------------------------------------------

* Earnings per share have been restated as required by the Company's adoption of SFAS No. 128, Earnings Per Share, which replaces APB Opinion 15, Earnings Per Share.

   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider," or similar expressions are used. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks discussed under "Risk Factors That May Affect Results" on pages 10 through 15 herein and other risk factors discussed elsewhere in this Report.

The following statistical information and discussion should be read in conjunction with the Selected Financial Data included in Part I (Item 6) and the audited financial statements and accompanying notes included in Part II (Item 8) of this Annual Report on Form 10-K.

         Distribution of Assets, Liabilities and Shareholders' Equity;
                   Interest Rates and Interest Differential

The following table summarizes the distribution, by amount (in thousands of dollars) and percentage, of the daily average assets, liabilities, and shareholders' equity of the Company for 2000, 1999 and 1998 (the date set forth is for the Bank in reporting of period prior to May 19, 2000). Average balances have been computed using daily balances. Tax-exempt income is not shown on a tax equivalent basis.

                                                     2000                        1999                          1998
                                          ------------------------      -----------------------      -------------------------

                                            Average                       Average                     Average
                                            Balance       Percent         Balance      Percent        Balance        Percent
                                          ---------      ---------      ---------      --------      ----------     ----------
ASSETS
------
Cash and Due From Banks                 $    18,694         5.01%     $   18,115         5.17%     $    16,514         5.30%
Investment Securities:
   U.S. Government Securities                33,117         8.87%         32,904         9.38%          33,389        10.71%
   Obligations of States & Political
     Subdivisions                            64,826        17.37%         66,096        18.84%          61,351        19.67%
   Other Securities                          33,348         8.93%         27,179         7.75%          18,851         6.04%
Federal Funds Sold                           20,267         5.43%         30,198         8.61%          30,719         9.85%
Loans                                       188,183        50.41%        161,246        45.97%         139,467        44.73%
Other Assets                                 14,857         3.98%         15,000         4.28%          11,522         3.70%
                                          ---------      -------        --------       ------        ---------      -------
        Total Assets                    $   373,292       100.00%     $  350,738       100.00%     $   311,813       100.00%
                                          =========      =======        ========       ======        =========      =======


LIABILITIES &
-------------
SHAREHOLDERS' EQUITY
--------------------
Deposits:
    Demand                              $    89,385        23.95%     $   77,663        22.14%     $    64,957        20.83%
    Interest-Bearing Transaction
      Deposits                               38,086        10.20%         35,620        10.16%          31,259        10.03%
    Savings & MMDAs                          99,908        26.76%         93,058        26.53%          78,816        25.28%
    Time Certificates                       110,669        29.65%        109,581        31.24%         108,873        34.91%
Borrowed Funds                                1,191         0.32%          1,020         0.29%           1,006         0.32%
Other Liabilities                             1,422         0.38%          1,962         0.56%          (1,712)       (0.55%)
Shareholders' Equity                         32,631         8.74%         31,834         9.08%          28,614         9.18%
                                          ---------      -------        --------       ------        ---------      -------
TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY                    $   373,292       100.00%     $  350,738       100.00%     $   311,813       100.00%
                                          =========      =======        ========       ======        =========      =======
===============================================================================================================================

1. Average Balances for Loans include nonaccrual loans and are net of the allowance for loan losses.

                             Net Interest Earnings
                             ---------------------
                      Average Balances, Yields and Rates
                      ----------------------------------
                           (In thousands of dollars)

                                            2000                              1999                               1998
                               -------------------------------     ----------------------------      ------------------------------

                                                         Yields                          Yields                              Yields
                                            Interest     Earned/               Interest  Earned/                  Interest   Earned/
                               Average      Income/      Rates       Average    Income/   Rates        Average     Income/    Rates
Assets                         Balance      Expense       Paid       Balance    Expense    Paid        Balance     Expense     Paid
----------------------------   -------      -------     ------       -------    -------   ------      ---------   --------   -------
Securities:
      U.S. Government          $  33,117    $ 2,046       6.18%     $ 32,904  $  1,942     5.90%      $  33,389    $ 1,993     5.97%

      Obligations of States
      And Political               64,826      4,196       6.47%       66,096     4,128     6.25%         61,351      3,915     6.38%
      Subdivisions/1/

      Other Securities            33,348      2,297       6.89%       27,179     1,630     6.00%         18,851      1,133     6.01%
                               ---------    -------    -------     ---------  --------  -------       ---------   --------   ------

Total Investment Securities      131,291      8,539       6.50%      126,179     7,700     6.10%        113,591      7,041     6.20%

Federal Funds Sold                20,267      1,236       6.10%       30,198     1,498     4.96%         30,719      1,636     5.33%

Loans/2/                         188,183     18,112       9.62%      161,246    14,787     9.17%        139,467     13,518     9.69%

Loan Fees                             --        970        .52%           --     1,151      .71%             --      1,258      .90%
                               ---------    -------    -------     ---------  --------  -------       ---------   --------   ------

Total Loans, Including
      Loan Fees                  188,183     19,082      10.14%      161,246    15,938     9.88%        139,467     14,776    10.59%
                               ---------    -------    -------     ---------  --------  -------       ---------   --------   ------


Total Earning Assets             339,741    $28,857       8.49%      317,623  $ 25,136     7.91%        283,777    $23,453     8.26%
                                           ========    =======                ========  =======                   ========   ======

Cash and Due from Banks           18,694                              18,115                             16,514

Premises and Equipment             6,228                               6,215                              6,481

Interest Receivable
      and Other Assets             8,629                               8,785                              5,041
                               ---------                           ---------                          ---------

Total Assets                   $ 373,292                            $350,738                          $ 311,813
                               =========                           =========                          =========

================================================================================


1. Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

2. Average Balances for Loans include nonaccrual loans and are net of the allowance for loan losses, but nonaccrued interest thereon is excluded.

                                                          Continuation of
                                                          ---------------
                                                       Net Interest Earnings
                                                       ---------------------
                                                Average Balances, Yields and Rates
                                                     (In thousands of dollars)

                                           2000                                1999                                1998
                               ------------------------------     --------------------------------     -----------------------------

                                                     Yields                                Yields                            Yields
                                           Interest  Earned/                     Interest  Earned/                Interest   Earned/
Liabilities and                Average     Income/    Rates        Average       Income/   Rates       Average    Income/    Rates
Shareholders' Equity           Balance     Expense    Paid         Balance       Expense    Paid       Balance    Expense     Paid
----------------------------   ---------   -------   --------     ----------     --------  -------     --------   --------   -------
Interest-Bearing Deposits:
       Interest-Bearing
          Transaction        $   38,086  $    593      1.56%    $    35,620    $     526    1.48%    $  31,259  $     597     1.91%
          Deposits

       Savings & MMDAs           99,908     2,804      2.81%         93,058        2,347    2.52%       78,816      2,236     2.84%

       Time Certificates        110,669     5,523      4.99%        109,581        4,915    4.49%      108,873      5,604     5.15%
                               ---------   -------   --------     ----------     --------  -------     --------   --------   -------

Total Interest-Bearing

       Deposits                 248,663     8,920      3.59%        238,259        7,788    3.27%      218,948      8,437     3.85%

Borrowed Funds                    1,191        70      5.88%          1,020           48    4.71%        1,006         61     6.06%
                               ---------   -------   --------     ----------     --------  -------     --------   --------   -------

Total Interest-Bearing
       Deposits and Funds       249,854     8,990      3.60%        239,279        7,836    3.27%      219,954      8,498     3.86%

       Demand Deposits           89,385        --        --          77,663           --      --        64,957         --       --
                               ---------   -------   --------     ----------     --------  -------     --------   --------   -------

Total Deposits and
       Borrowed Funds           339,239  $  8,990      2.65%        316,942    $   7,836    2.47%      284,911  $   8,498     2.98%
                               =========   =======   ========     ==========     ========  =======     ========   ========   =======

Accrued Interest and
       Other Liabilities          1,422                               1,962                             (1,712)

Shareholders' Equity             32,631                              31,834                             28,614
                               ---------                          ----------                           --------

Total Liabilities and
       Shareholders' Equity  $  373,292                         $   350,738                          $ 311,813
                               =========                          ==========                           ========

Net Interest Income and
       Net Interest Margin/1/            $ 19,867      5.85%                   $  17,300    5.45%               $  14,955     5.27%
                                           =======                               ========                         ========

Net Interest Spread/2/                                 4.89%                                4.64%                             4.40%

================================================================================

1. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2. Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

                              Analysis of Changes
                              -------------------
                    in Interest Income and Interest Expense
                    ---------------------------------------
                           (In thousands of dollars)


Following is an analysis of changes in interest income and expense (in thousands of dollars) for 2000 over 1999 and 1999 over 1998. Changes not solely due to rate or volume have been allocated proportionately to rate and volume.

                                                          2000 Over 1999                                  1999 Over 1998
                                              ----------------------------------------       ---------------------------------------

                                                Volume         Rate          Change             Volume         Rate          Change
                                              -----------    ----------     ----------       -----------    ---------     ----------
Increase (Decrease) in
      Interest Income:

         Loans                              $     2,570    $      755     $    3,325        $     1,933    $    (664)    $    1,269

         Investment Securities                      320           519            839                772         (113)           659

         Federal Funds Sold                        (867)          605           (262)               (27)        (111)          (138)

         Loan Fees                                 (181)           --           (181)              (107)          --           (107)

                                              -----------    ----------     ----------       -----------    ---------     ----------
                                            $     1,842    $    1,879     $    3,721        $     2,571    $    (888)    $    1,683
                                              ===========    ==========     ==========       ===========    =========     ==========

Increase (Decrease) in
      Interest Expense:

         Deposits:
              Interest-Bearing
                Transaction Deposits        $        38    $       29     $       67        $       116    $    (187)    $      (71)

              Savings & MMDAs                       178           279            457                295         (184)           111

              Time Certificates                      50           558            608                 36         (725)          (689)

         Borrowed Funds                               9            13             22                  1          (14)           (13)

                                              -----------    ----------     ----------       -----------    ---------     ----------
                                            $       275    $      879     $    1,154        $       448    $  (1,110)    $     (662)
Increase (Decrease) in
                                              -----------    ----------     ----------       -----------    ---------     ----------
      Net Interest Income:                  $     1,567    $    1,000     $    2,567        $     2,123    $     222     $    2,345
                                              ===========    ==========     ==========       ===========    =========     ==========

                              INVESTMENT PORTFOLIO

                      Composition of Investment Securities

The mix of investment securities at December 31, for the previous three fiscal years is as follows (amounts in thousands of dollars):

                                                         2000                   1999                 1998
                                                     --------------         -------------        -------------
Investment securities available for sale:
U.S. Treasury Securities                           $         5,550                14,986               28,646

Securities of U.S. Government
  Agencies and Corporations                                 22,676                20,867                8,254

Obligations of State &
  Political Subdivisions                                    65,230                65,950               66,945

Mortgage Backed Securities                                   7,645                 9,995                9,707

Other Bonds, Notes and Debentures                           25,537                23,654               13,997
                                                     --------------         -------------        -------------

           Total Investments                       $       126,638               135,452              127,549
                                                     ==============         =============        =============

                      Maturities of Investment Securities

The following table is a summary of the relative maturities (in thousands of dollars) and yields of the Company's investment securities as of December 31, 2000. The yields on tax-exempt securities are shown on a tax equivalent basis.

                               Period to Maturity
                               ------------------

                                                                              After One But              After Five But
                                                Within One Year             Within Five Years           Within Ten Years
                                            -------------------------     -----------------------    ------------------------
Security                                      Amount           Yield        Amount          Yield       Amount         Yield
--------                                    --------        ---------     --------       --------    ----------     ---------
U.S. Treasury Securities                  $   2,264            6.44%    $   3,286          6.00%   $        --           --
Securities of U.S. Government
  Agencies and Corporations                   2,994            6.09%       15,656          6.01%         4,026         6.14%
Obligations of State &
  Political Subdivisions                      3,386            8.18%       20,799          7.55%        31,633         7.05%
Mortgage Backed Securities                      718            5.24%        3,958          6.86%           802         7.32%
Other Bonds, Notes and Debentures             1,728            5.59%       20,472          6.80%         1,015         7.08%
                                           --------       ---------      --------      --------     ----------    ---------

TOTAL                                     $  11,090            6.67%    $  64,171          6.81%   $    37,476         6.96%
                                           ========       =========      ========      ========     ==========    =========

                                                After Ten Years                   Total
                                           ------------------------       ----------------------
Security                                    Amount         Yield            Amount        Yield
--------                                  --------        --------        ---------       ------
U.S. Treasury Securities                  $                     --        $   5,550         6.18%
Securities of U.S. Government
  Agencies and Corporations                                     --           22,676         6.04%
Obligations of State &
  Political Subdivisions                     9,412            6.97%          65,230         7.26%
Mortgage Backed Securities                   2,167            6.82%           7,645         6.74%
Other Bonds, Notes and Debentures            2,322            7.57%          25,537         6.80%
                                          --------        --------        ---------       ------

TOTAL                                     $ 13,901            7.05%       $ 126,638         6.87%
                                          ========        ========        =========       ======

            Securities Exceeding Ten Percent of Stockholders' Equity
            --------------------------------------------------------

The Company held no investment securities of a single issuer that had an aggregate book value that exceeded ten percent of stockholder's equity at December 31, 2000.

                                LOAN PORTFOLIO
                                --------------

                             Composition of Loans
                             --------------------

The mix of loans, net of deferred origination fees and allowance for loan losses at December 31, for the previous five fiscal years is as follows (amounts in thousands of dollars) includes loans held for sale:

                                                                           December 31,
                                   ---------------------------------------------------------------------------------------------

                                              2000                             1999                            1998
                                   ----------------------------     ---------------------------     ----------------------------

                                     Balance          Percent         Balance        Percent          Balance         Percent
                                   -------------     ----------     ------------    -----------     -------------    -----------
Commercial                       $       82,714          38.1%    $      57,799          35.5%    $       42,659          28.1%
Agricultural                             23,288          10.7%           21,951          13.5%            21,709          14.3%
Real Estate Mortgage                     48,963          22.6%           42,796          26.3%            41,458          27.3%
Real Estate Construction                 54,634          25.2%           34,235          21.0%            40,059          26.4%
Personal                                  7,528           3.4%            6,150           3.7%             5,774           3.9%
                                   -------------     ----------     ------------    -----------     -------------    -----------

TOTAL                            $      217,127         100.0%    $     162,931         100.0%    $      151,659         100.0%
                                   =============     ==========     ============    ===========     =============    ===========

                                              1997                             1996
                                   ----------------------------     ---------------------------

                                     Balance          Percent         Balance        Percent
                                   -------------     ----------     ------------    -----------
Commercial                       $       43,885          34.5%    $      68,249          47.1%
Agricultural                             21,612          17.0%           24,453          16.9%
Real Estate Mortgage                     24,450          19.3%           22,638          15.7%
Real Estate Construction                 30,628          24.1%           22,979          15.9%
Personal                                  6,429           5.1%            6,311           4.4%
                                   -------------     ----------     ------------    -----------

TOTAL                            $      127,004         100.0%    $     144,630         100.0%
                                   =============     ==========     ============    ===========

Commercial loans are primarily for financing the needs of a diverse group of businesses located in the Bank's market area. The Bank also makes loans to individuals for investment purposes. Most of these loans are substantially short-term and secured by various types of collateral. Real estate construction loans are generally for financing the construction of single-family residential homes for well-qualified individuals and builders. These loans are secured by real estate and have short maturities.

As shown in the comparative figures for loan mix during 2000, the amounts of all loans have increased over 1999. Total loans increased in 1999 compared to 1998 as a result of increases in commercial loans and real estate mortgage loans, which were partially offset by a decrease in real estate construction loans.

      Maturities and Sensitivities of Loans to Changes in Interest Rates
      ------------------------------------------------------------------

Loan maturities of the loan portfolio at December 31, 2000 are as follows (amounts in thousands of dollars):

                                                              Fixed             Variable
          Maturing                                            Rate                Rate                 Total
          --------------------------------               ----------------    ----------------     ----------------
          Within one year                              $          13,174   $          65,947    $          79,121
          After one year through five years                       14,345              52,275               66,620
          After five years                                        57,208              14,178               71,386
                                                         ----------------    ----------------     ----------------

          Total                                        $          84,727   $         132,400    $         217,127
                                                         ================    ================     ================

                   Nonaccrual, Past Due and Restructured Loans
                   -------------------------------------------

It is the Bank's policy to recognize interest income on an accrual basis. Accrual of interest is suspended when a loan has been in default as to principal or interest for 90 days, unless well secured by collateral believed by management to have a fair market value that at least equals the book value of the loan plus accrued interest receivable and in the process of collection. Real estate acquired through foreclosure is written down to its estimated fair market value at the time of acquisition and is carried as a nonearning asset until sold. Any write-down at the time of acquisition is charged against the allowance for loan losses; subsequent write-downs or gains or losses upon disposition are credited or charged to noninterest income/expense. The Bank has made no foreign loans.

The following table shows the aggregate amounts of assets (in thousands of dollars) in each category at December 31, for the years indicated:

                                                     2000            1999             1998             1997              1996
                                                  ------------    ------------     ------------    -------------     -------------
Nonaccrual Loans                                $         742    $         528    $       1,702   $        2,064    $        5,085
90 Days Past Due But Still Accruing                        --                2              330              983               535
                                                  ------------     ------------     ------------    -------------     -------------
   Total Nonperforming Loans                              742              530            2,032            3,047             5,620

Other Real Estate Owned, Net                               --               --              906            1,821             1,698
                                                  ------------     ------------     ------------    -------------     -------------
   Total Nonperforming Assets                   $         742    $         530    $       2,938   $        4,868    $        7,318
                                                  ============     ============     ============    =============     =============

Performing Restructured Loans                   $           --   $           --   $           --  $            --   $        1,257
                                                  ============     ============     ============    =============     =============

If interest on nonaccrual loans had been accrued, such income would have approximated $91,000, $32,000, and $133,000 during the years ended December 31, 2000, 1999 and 1998, respectively. Income actually recognized for these loans approximated $64,000, $50,000 and $64,000 for the years ended December 31,2000, 1999 and 1998, respectively.

There was a $212,000 increase in nonperforming assets for 2000 over 1999. At December 31, 2000, nonperforming assets included one nonaccrual agricultural loan totaling $46,000 and seven nonaccrual commercial loans totaling $696,000. There were no loans past due more than 90 days at December 31, 2000. There were no Other Real Estate Owned ("OREO") properties at December 31, 2000.

                             Potential Problem Loans
                             -----------------------

In addition to the nonperforming assets described above, the Bank's Branch Managers each month submit to the Loan Committee of the Board of Directors of the Bank a report detailing the status of classified loans and those loans that are past due over sixty days. Also included in the report are those loans that are not necessarily past due, but the branch manager is aware of problems with these loans which may result in a loss.

In addition, the Monthly Allowance for Loan Loss Analysis Report is prepared based on Problem Loan/Possible Loss Reports, internal loan grading, regulatory classifications and loan review classifications and is reviewed by the Management Loan Committee of the Bank. The Management Loan Committee of the Bank reviewed the report, dated December 31, 2000, on February 13, 2001. This report included any nonperforming loan reported in the table above, if that loan continued to be considered a problem loan or had some potential for loss. A total of thirty-two loans with an aggregate balance of $7,862,000 were reported. Thirteen of the thirty-two loans with an aggregate balance of $2,862,000 were deemed by management to be fully collectable. Nineteen of the loans totaling $5,000,000 may have some loss potential which management believes are sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses). The ratio of the Allowance for Loan Losses to total loans at December 31, 2000 was 3.21%.

                        SUMMARY OF LOAN LOSS EXPERIENCE
                        -------------------------------

The Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank makes credit reviews of the loan portfolio and considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the reserve balance. The allowance for loan losses is based on estimates and actual losses may vary from current estimates.

                    Analysis of the Allowance for Loan Losses
                    -----------------------------------------
                            (In Thousands of Dollars)

                                                          2000             1999            1998           1997            1996
                                                      ------------     -----------     -----------     -----------    ------------
Balance at Beginning of Period                        $      7,825     $     8,144     $     7,356     $     8,403    $      4,308
(Recovery of) Provision for Loan Losses                         --            (800)            760           2,116           8,332
Loans Charged-Off:
   Commercial                                                 (819)           (106)           (635)         (2,634)           (844)
   Real Estate Mortgage                                         --             (40)            (47)           (968)         (3,634)
   Real Estate Construction                                     --              --              --              --              --
   Installment Loans to Individuals                            (33)            (11)           (100)            (24)            (38)
                                                      ------------     -----------     -----------     -----------    ------------

        Total Charged-Off                                     (852)           (157)           (782)         (3,626)         (4,516)
                                                      ------------     -----------     -----------     -----------    ------------
Recoveries:
   Commercial                                                  221             171             786             127             263
   Real Estate Mortgage                                         --             438               6             330               7
   Real Estate Construction                                     --              --              --              --              --
   Installment Loans to Individuals                             34              29              18               6               9
                                                      ------------     -----------     -----------     -----------    ------------
        Total Recoveries                                       255             638             810             463             279
                                                      ------------     -----------     -----------     -----------    ------------

Net Recoveries (Charge-Offs)                                  (597)            481              28          (3,163)         (4,237)

Balance at End of Period                              $      7,228     $     7,825     $     8,144     $     7,356    $      8,403
                                                      ============     ===========     ===========     ===========    ============
Ratio of Net Recoveries (Charge-Offs)
   During the period to Average Loans
   Outstanding During the Period                             (0.32%)          0.30%           0.02%          (2.24%)         (2.75%)
                                                      ============     ===========     ===========     ===========    ============

                   Allocation of the Allowance for Loan Losses
                   -------------------------------------------

The Allowance for Loan Losses (the "Reserve") has been established as a general reserve available to absorb possible future losses throughout the Loan Portfolio. The following table is an allocation of the Reserve balance on the dates indicated (amounts in thousands of dollars):

                                     December 31, 2000                 December 31, 1999                  December 31, 1998
                              -------------------------------   --------------------------------  --------------------------------
                               Allocation of    Loans as a %     Allocation of     Loans as a %    Allocation of     Loans as a %
                              Reserve Balance  of Total Loans   Reserve Balance   of Total Loans  Reserve Balance   of Total Loans
                              ---------------  --------------   ---------------   --------------  ---------------   --------------
Loan Type:

  Commercial                  $       2,847         48.82%      $      3,233           48.95%     $       3,697           42.45%

  Real Estate Mortgage                3,207         22.55%             3,272           26.27%             3,083           27.33%

  Real Estate Construction               --         25.16%                --           21.01%                --           26.41%

  Installment                            90          3.42%               146            3.69%               142            3.61%

  Other Loans                            --          0.05%                --            0.08%                --            0.20%

  Unallocated                         1,084            --              1,174              --              1,222              --
                              -------------   -----------       ------------      ----------      -------------     -----------

        Total                 $       7,228        100.00%      $      7,825          100.00%     $       8,144          100.00%
                              =============   ===========       ============      ==========      =============     ===========

                                        December 31, 1997                      December 31, 1996
                                  -------------------------------     ---------------------------------

                                  Allocation of    Loans as a %       Allocation of      Loans as a %
                                  Reserve Balance  of Total Loans     Reserve Balance    of Total Loans
                                  ---------------  --------------     ---------------    --------------
Loan Type:

  Commercial                     $    3,418           51.56%         $      3,356            64.10%

  Real Estate Mortgage                2,695           19.25%                3,474            15.65%

  Real Estate Construction               --           24.12%                   --            15.89%

  Installment                           140            4.79%                  313             4.23%

  Other Loans                            --            0.28%                   --             0.13%

  Unallocated                         1,103              --                 1,260               --
                                 ----------       ---------          ------------       ----------
        Total                    $    7,356          100.00%         $      8,403           100.00%
                                 ==========       =========          ============       ==========


The Bank believes that any breakdown or allocation of the Reserve into loan categories lends an appearance of exactness, which does not exist, because the Reserve is available for all loans. The Reserve breakdown shown above is computed taking actual experience into consideration but should not be interpreted as an indication of the specific amount of actual charge-offs that may ultimately occur.

                                   DEPOSITS

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (amounts in thousands of dollars):

                                             2000                     1999                   1998
                                   ----------------------    --------------------    --------------------

                                      Average     Average      Average    Average      Average    Average
                                      Amount       Rate        Amount      Rate        Amount      Rate
                                   ----------    --------    ---------   --------    ---------   --------
Deposit Type:

 Noninterest-Bearing Demand        $   89,385           -    $  77,663         --    $  64,957         --

 Interest-Bearing Demand (NOW)     $   38,086        1.56%   $  35,620       1.48%   $  31,259       1.91%

 Savings and MMDAs                 $   99,908        2.81%   $  93,058       2.52%   $  78,816       2.84%

 Time                              $  110,669        4.99%   $ 109,581       4.49%   $    5.15%      5.15%

 The following table sets forth by time remaining to maturity the Bank's time deposits in the amount of $100,000 for more (in thousands of dollars) as of December 31, 2000:

                                                            2000
                                                          --------
Three months or less                                    $   18,659

Over three months through twelve months                     20,666

Over twelve months                                           2,122
                                                          --------

   Total                                                $   41,447
                                                          ========


                          RETURN ON EQUITY AND ASSETS
                          ---------------------------

The following table shows key financial ratios for the years indicated:


                                                 2000      1999     1998    1997    1996
                                                ------    ------   ------  ------  ------
Return on Average Total Assets                   1.35%     1.16%    0.96%   0.62%  (1.05%)

Return on Average Shareholders' Equity          15.45%    12.83%   10.49%   6.70%  (9.71%)

Dividend Payout Ratio                             -/1/      -/1/     -/1/    -/1/    -/1/

Average Equity to Average Total Assets           8.74%     9.08%    9.18%   9.18%  10.78%

==========================================================================================

1.  No Cash Dividends Paid


                             SHORT-TERM BORROWINGS
                             ---------------------

The Company had no short-term borrowings at December 31, 2000.

                             Results of Operations
                             ---------------------

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
     ---------------------------------------------------------------------

Net income for the year ended December 31, 2000, was $5,043,000, representing an increase of $960,000, or 24% over net income of $4,083,000 for the year ended December 31, 1999. The increase in net income is principally attributable to a $2,567,000 increase in net interest income and an increase in other operating income of $975,000, which increases were partially offset by an $800,000 increase in the provision for loan losses, a $762,000 increase in salaries and employee benefits expenses, a $157,000 increase in stationery and supplies and a $172,000 increase in other expense.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
     ---------------------------------------------------------------------

Net income for the year ended December 31, 1999, was $4,083,000, representing an increase of $1,082,000, or 36% over net income of $3,001,000 for the year ended December 31, 1998. The increase in net income is principally attributable to a $2,345,000 increase in net interest income and a $1,560,000 decrease in the provision for loan losses, which increases were partially offset by a $896,000 increase in salaries and employee benefits expenses, a $340,000 increase in occupancy and equipment expenses and a $666,000 increase in other expense.

                              Net Interest Income
                              -------------------

Net interest income is the excess of interest and fees earned on the Bank's loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds. It is primarily affected by the yields on the Bank's interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period. The $2,567,000 increase in the Bank's net interest income in 2000 from 1999, and the $2,345,000 increase in 1999 from 1998 were due to the combined effects of interest rates, volume and mix of loans and deposits. The "Analysis of Changes in Interest Income and Interest Expense" set forth on Page 21 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume. Another significant factor that contributed to the increase in net interest income was the earning asset to total asset ratio. This ratio was 91.0% in 2000, 90.6% in 1999 and 91.0% in 1998.

Interest income on loans (including loan fees) was $19,082,000 for 2000, representing an increase of approximately $3,144,000, or 19.7% from $15,938,000 for 1999. This compared to an increase in 1999 of approximately $1,162,000 or 7.9% more than loan interest income earned in 1998. The increased interest income on loans in 2000 over 1999 was the result of a 16.71% increase in loan volume and a 45 basis point increase in loan interest rates, which was partially offset by a decrease of approximately $181,000 in loan fees. As noted, loan fee comparisons were impacted by net increases in deferred loan fees of $259,000 in 2000 and $254,000 in 1999.

Average outstanding federal funds sold fluctuated during this period, ranging from $20,267,000 in 2000 to $30,198,000 in 1999 and $30,719,000 in 1998. At
year-end 2000 federal funds sold were $10,000,000. Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations. Interest rates on federal funds sold in 2000 generally provided higher yields, compared to investment securities rates, than in 1999. This rate spread between federal funds and investment securities varied from 0.40% in 2000 to 1.14% in 1999 and 0.87% in 1998.

The average total level of investment securities increased $5,112,000 in 2000. The level of securities interest income attributable to investment securities increased to $8,539,000 in 2000 from $7,700,000 for 1999, due to the combined effects of interest rates and volume. The Bank's strategy for this period has emphasized the use of the investment portfolio to maintain the Bank's overall level of income in an expected environment of stable to increasing loan demand. The Bank continues to reinvest maturing securities to provide future liquidity and to attempt to maximize the rate of return considering the current yield curve.

The average total level of investment securities increased $12,588,000 in 1999, with increases in all categories, except US Government Securities with a $485,000 decrease. The level of securities interest income attributable to investment securities increased to $7,700,000 in 1999 from $7,041,000 for 1998, primarily because of the larger volume of investments.

Total interest expense increased to $8,990,000 in 2000 from $7,836,000 in 1999, and decreased to $7,836,000 in 1999 from $8,498,000 in 1998, representing a 14.7% increase in 2000 over 1999 and a 7.8% decrease in 1999 over 1998. Changes in interest expense resulted primarily from changes in rates and volume of total deposits, and changes in the mix of deposits. The increase in total interest expense from 2000 to 1999 was primarily due to a combination of increases in deposits and interest rates paid on deposits. The decrease in total interest expense in1999 is primarily due to a decrease in interest rates in 1999, which was partially offset by an increase in deposits. The mix of deposits for the previous three years is as follows (amounts are in thousands of dollars):

                                         2000                  1999                    1998
                                ---------------------  ---------------------  --------------------

                                  Average                Average                Average
                                  Balance     Percent    Balance     Percent    Balance     Percent
  Noninterest-Bearing Demand    $  89,385      26.4%   $   77,663     24.5%   $   64,957     22.9%

  Interest-Bearing Demand (NOW)    38,086      11.3%       35,620     11.3%       31,259     11.0%

  Savings and MMDAs                99,908      29.6%       93,058     29.5%       78,816     27.8%

  Time                            110,669      32.7%      109,581     34.7%      108,873     38.3%
                                 --------    ------    ----------   ------    ----------   ------

    Total                       $ 338,048     100.0%   $  315,922    100.0%   $  283,905    100.0%
                                 ========    ======    ==========   ======    ==========   ======

-------------------------------------------------------------------------------------------------

The three years ended December 31, 2000 has been characterized by fluctuating interest rates. Loan rates and deposit rates both decreased in 1998 and 1999, while loan rates and deposit rates both increased in 2000. The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds increased 24 basis points in the period from 1998 to 1999 and increased 25 basis points in the period from 1999 to 2000.

The Bank's net interest margin (net interest income divided by average earning assets) was 5.85% in 2000, 5.45% in 1999 and 5.27% in 1998.


                           Provision for Loan Losses
                           -------------------------

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectibility of the loan portfolio. Based on this evaluation there was no provision for loan losses in 2000 and the provision was adjusted in 1999. The ($800,000) adjustment in 1999 was made because of improved market conditions and loan quality in the Bank's loan portfolio. The amount of loans charged-off increased in 2000 to $852,000 from $157,000 in 1999 and recoveries decreased to $255,000 in 2000 from $638,000 in 1999. The ratio of the allowance for loan losses to total loans at December 31, 2000 was 3.2%. The ratio of the allowance for loan losses to total nonaccrual loans and loans past due 90 days or more at December 31, 2000 was 974% compared to 1,476% at December 31, 1999.

The provision for loan losses decreased to ($800,000) in 1999 from $760,000 in 1998, primarily as a result of a adjustment made because of improved market conditions and loan quality in the Bank's loan portfolio. The amount of loans charged-off decreased in 1999 to $157,000 from $782,000 in 1998, and recoveries decreased to $638,000 in 1999 from $810,000 in 1998. The ratio of the allowance for loan losses to total loans at December 31, 1999 was 4.6%. The ratio of the allowance for loan losses to total nonaccrual loans and loans past due 90 days or more at December 31, 1999 was 1,476% compared to 401% at December 31, 1998.

                            Other Income and Expenses
                            -------------------------

Other income consisted primarily of service charges on deposit accounts, net realized gains on loans held for sale and other miscellaneous income. Service charges on deposit accounts increased $290,000 in 2000 over 1999, and $59,000 in 1999 over 1998. The increase in 2000 was due, for the most part, to increased nonsufficient funds and overdraft fees. Net realized gains on loans held for sale decreased $42,000 in 2000 over 1999 and increased $106,000 in 1999 over 1998. Other miscellaneous income increased 745,000 in 2000 over 1999 and decreased $262,000 in 1999 over 1998. The increase in other miscellaneous income in 2000 was due, for the most part to recognition of a gain on sale of other real estate owned in the amount of $531,000.

The Bank sold investment securities at net gains of $44,000 in 2000, $62,000 in 1999, and $49,000 in 1998.

Other operating expenses consist of salaries and employee benefits, occupancy and equipment expense and other operating expenses. Other operating expenses increased to $15,887,000 in 2000 from $14,641,000 in 1999, and increased to $14,641,000 in 1999 from $12,797,000 in 1998, representing an increase of $1,246,000, or 8.5% in 2000 over 1999, and an increase of $1,844,000, or 14.4%
in 1999 over 1998. As detailed below, the increases in other operating expenses from 1999 to 2000 was primarily attributable to a combination of increases in salaries and employee benefits; stationery and supplies; advertising and other miscellaneous expenses.

Following is an analysis of the increase or decrease in the components of other operating expenses (amounts are in thousands of dollars):

                                                                 2000 over 1999                     1999 over 1998
                                                        ---------------------------------    ------------------------------

                                                          Amount            Percent            Amount           Percent
                                                        ------------      ------------       -----------      -------------
Salaries and Employee Benefits                          $      762              8.9%       $       896              11.7%

Occupancy and Equipment                                         17              0.7%               341              17.1%

Data Processing                                                 12              2.7%                88              25.1%

Stationery and Supplies                                        157             44.1%                29               8.9%

Advertising                                                    110             39.6%               (90)            (24.5%)

Directors Fees                                                  15             13.4%                (7)             (5.9%)

Other Real Estate Owned                                         --               --                (78)           (100.0%)

Other Expense                                                  172              6.7%               665              35.2%
                                                        ----------        ---------          ---------        ----------

     Total                                                   1,245              8.5%             1,844              14.4%
                                                        ==========        =========          =========        ==========

In 2000, salaries and employee benefits increased $762,000 to $9,324,000 from $8,562,000 for 1999. This increase was due, for the most part, to increases in number of employees, and increases in profit sharing distributions and incentive compensation. The increases in other miscellaneous expenses were due to increased marketing expenses, contributions and legal fees.

In 1999, salaries and employee benefits increased $896,000 to $8,562,000 from $7,666,000 for 1998. This increase was due, for the most part, to increases in number of employees, commissions paid for real estate loans and increases in profit sharing distributions and incentive compensation. Occupancy and equipment expense increased $341,000 to $2,341,000 in 1999 from $2,000,000 for 1998. This increase was due to charges to depreciation for obsolete computer hardware and software. The increases in other miscellaneous expenses were due to increased consulting fees, in-house training and a credit to miscellaneous expense, in 1998, to reverse items expensed in 1996 for litigation contingencies.

                                 Income Taxes
                                 ------------

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of tax shelter provided by nontaxable earnings. In 2000, taxes increased $537,000 to $2,658,000 from $2,121,000 for
1999. In 1999, taxes increased $896,000 to $2,121,000 from 1,225,000 for 1998.
The Bank's effective tax rate was 35%, 34% and 29% for the years ended December 31, 2000, 1999 and 1998, respectively. Nontaxable municipal bond income was $1,201,000, $1,447,000 and $1,689,000 for the years ended December 31, 2000,
1999, and 1997, respectively.

                         Liquidity and Capital Resources
                         -------------------------------

The Bank needs to maintain appropriate liquidity and adequate capital. Liquidity is measured by various ratios, the most common of which is the ratio of loans to deposits. This ratio was 62.1% on December 31, 2000, 48.5% on December 31, 1999, and 49.0% on December 31, 1998. The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. The amount of such dividend is subject to regulatory limitations.

As discussed in Part 1(Item 1) of this Annual Report of Form 10-K, the Bank does experience seasonal swings in deposits, which impact liquidity. Management has adjusted to this seasonal swing by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Fund lines of credit with correspondent banks. In addition, the ability of the Bank's real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines. The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

          Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Market risk is the risk to a bank's financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. The Bank has no exposure to foreign currency exchange risk or any specific exposure to commodity price risk. The Bank's major area of market risk exposure is interest rate risk ("IRR"). The Bank's exposure to IRR can be explained, as the potential for change in the Bank's reported earnings and/or the market value of its net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of the Bank's assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, changes with the interest rates. The effects of the changes in these present values reflect the change in the Bank's underlying economic value and provide a basis for the expected change in future earnings related to the interest rate. IRR is inherent in the role of banks as financial intermediaries, however a bank with a high IRR level may experience lower earnings, impair liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

The responsibility for the Bank's market risk sensitivity management has been delegated to the Asset/Liability Committee ("ALCO"). Specifically, ALCO utilizes computerized modeling techniques to monitor and attempt to control the influence that market changes have on rate sensitive assets and rate sensitive liabilities.

Market risk continues to be a major focal point of regulatory emphasis. In accordance with regulation, each bank is required to develop an IRR management program depending on its structure, including certain fundamental components, which are mandatory to ensure IRR management. These elements include appropriate board and management oversight as well a comprehensive risk management process that effectively identifies, measures, monitors and controls risk. Should a bank have material weaknesses in its risk management process or high exposure relative to its capital, the bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of a bank's IRR exposure and the quality of its risk management process is a determining factor when evaluating a bank's capital adequacy.

The Bank utilizes the tabular presentation alternative in complying with quantitative and qualitative disclosure rules. The following tables summarize the expected maturity, principal repricing, principal repayment and fair value of the financial instruments that are sensitive to changes in interest rates.

                                      Interest Rate Sensitivity Analysis at December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                Expected Maturity/Repricing/Principal             Total             Fair
                                                             Payment
In Thousands                               Within      1 Year to     3 Years        After 5       Balance           Value
                                           1 Year      3 Years         to 5          Years
                                                                      Years
-------------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold                         10,000           --            --              --        10,000              10,000
   Average interest rate                     6.50%          --            --              --          6.50%
Fixed rate investments                     11,090       36,361        27,810          51,377       126,638             126,638
   Average interest rate                     6.67%        6.81%         6.81%           6.98%         6.87%
Fixed rate loans (1)                        6,589        8,071         6,274          57,208        78,142              76,574
   Average interest rate                     7.80%        7.30%         7.33%           8.33%         8.10%
Variable rate loans (1)                    65,947        6,724        45,551          14,178       132,400             132,400
   Average interest rate                    10.22%        8.76%         9.77%           8.79%         9.84%
Loans held for sale                         6,585           --            --              --         6,585               6,629
   Average interest rate                     8.12%          --            --              --          8.12%

Interest-Sensitive Liabilities:
NOW account deposits (2)                   12,298       10,976         8,781          11,850        43,905              43,905
   Average interest rate                     1.50%        1.50%         1.50%           1.50%         1.50%
Money market deposits (2)                  15,668       13,057        13,057          10,446        52,228              52,228
   Average interest rate                     3.00%        3.00%         3.00%           3.00%         3.00%
Savings deposits (2)                       16,614        9,494        11,866           9,494        47,448              47,448
   Average interest rate                     2.65%        2.65%         2.65%           2.65%         2.65%
Certificates of deposit                    99,901        5,992         1,171          64,617       107,064             107,328
   Average interest rate                     4.79%        5.09%         5.24%           4.91%         4.94%

Interest-Sensitive Off-Balance
Sheet Items:
Commitments to lend                            --           --            --              --        83,212                 624
Standby letters of credit                      --           --            --              --         2,912                  29
-------------------------------------------------------------------------------------------------------------------------------

At December 31, 2000, federal funds sold of $10.0 million with a yield of 6.50% and investments of $11.1 million with a weighted-average, tax-equivalent yield of 6.67% were scheduled to mature within one year. In addition, net loans of $79.1 million with a weighted-average yield of 9.85% were scheduled to mature or reprice within the same timeframe. Overall, interest-earning assets scheduled to mature within one year totaled $100.2 million with a weighted-average, tax-equivalent yield of 9.15%. With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits, of $44.6 million with a weighted-average cost of 2.46% were scheduled to mature with in one year. In addition, certificates of deposit totaling $99.9 million with a weighted-average cost of 4.79% were scheduled to mature in the same timeframe. Total interest-bearing liabilities scheduled to mature within one year equaled $144.5 million with a weighted-average rate of 5.88%.

Historical withdrawal patterns with respect to interest-bearing and noninterest bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates and repricing dates, which may materially differ from actual results due to prepayments.

                                      Interest Rate Sensitivity Analysis at December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                             Expected Maturity/Repricing/Principal Payment          Total                 Fair
In Thousands                               Within     1 Year to    3 Years to        After 5       Balance               Value
                                           1 Year      3 Years       5 Years          Years
------------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold                         37,300           --            --              --        37,300              37,300
   Average interest rate                     5.50%          --            --              --          5.50%
Fixed rate investments                     16,520       33,811        30,866          54,255       135,452             135,452
   Average interest rate                     6.20%        6.40%         6.40%           6.14%         6.27%
Fixed rate loans (1)                        5,833        2,539            64          45,575        54,011              49,930
   Average interest rate                     8.38%       10.80%        10.80%           7.47%         7.73%
Variable rate loans (1)                    83,524       14,739            --              --        98,263              98,698
   Average interest rate                     9.89%       10.01%           --              --          9.91%
Loans held for sale                             -       10,657            --              --        10,657              10,667
   Average interest rate                        -         7.80%           --              --          7.80%

Interest-Sensitive Liabilities:
NOW account deposits (2)                   10,261        9,072         7,266           9,695        36,284              36,284
   Average interest rate                     1.35%        1.35%         1.35%           1.35%         1.35%
Money market deposits (2)                  15,800       13,166        13,166          10,540        52,672              52,672
   Average interest rate                     2.20%        2.20%         2.20%           2.20%         2.20%
Savings deposits (2)                       17,446        9,970        12,462           9,967        49,845              49,845
   Average interest rate                     2.50%        2.50%         2.50%           2.50%         2.50%
Certificates of deposit                   103,916        6,251           537              --       110,704             110,404
   Average interest rate                     4.53%        4.94%         4.47%             --          4.55%

Interest-Sensitive Off-Balance
Sheet Items:
Commitments to lend                            --           --            --              --        76,101                 571
Standby letters of credit                      --           --            --              --         3,600                  36
------------------------------------------------------------------------------------------------------------------------------

(1)  Based upon contractual maturity dates and interest rate repricing.
(2) NOW, money market and savings deposits do not carry contractual maturity dates. The actual maturities of NOW, money market, and savings deposits could vary substantially if future withdrawals differ from the Company's historical experience.

The Bank controls interest rate risk by matching assets and liabilities. One tool used to ensure market rate return is variable rate loans. Loans totaling $79,121,000 or 36.44% of the total loan portfolio (including loans held for sale) are subject to repricing within one year. Loan maturities in the after five-year category increased to $71,386,000 at December 31, 2000 from $48,128,000 at December 31, 1999. The reason for this increase was due, for the most part, to increased loan volume.

The Bank is required by FASB 115 to mark to market the Available for Sale investments at the end of each quarter. Mark to market resulted in a positive capital entry of $2,479,000 as reflected on the December 31, 2000 balance sheet. Mark to market impact on capital on December 31, 1999 was a negative $3,795,000. These entries were the result of fluctuating interest rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Financial Statements and Financial Statement Schedules Filed:
         -------------------------------------------------------------

Independent Auditors' Report                                                                  Page 36

Balance Sheets as of December 31, 2000 and 1999                                               Page 37

Statements of Operations for years ended December 31, 2000, 1999, and 1998                    Page 38

Statements of Stockholders' Equity and Comprehensive Income for years ended
December 31, 2000, 1999, and 1998                                                             Page 39

Statements of Cash Flows for years ended December 31, 2000, 1999, and 1998                    Page 40

Notes to Financial Statements                                                                 Page 41-60


                            Schedules not included:
                            -----------------------

Schedule I - Securities: See Investment Portfolio (page 22)

Schedule II - Loans to Officers, Directors, Principal Security Holders and any Associates of the Foregoing Persons: See Note 9 of Notes to Financial Statements (page 51)

Schedule III - Loans: See Note 4 of Notes to Financial Statements (page 47).

Schedule IV - Bank Premises and Equipment: See Note 5 of Notes to Financial Statements (page 48)

Schedule V - Investments in, Income From Dividends, and Equity in Earnings or Losses of Subsidiaries and Associated Companies: Not Applicable

Schedule VI - Allowance for Possible Loan Losses: See Note 4 of Notes to Financial Statements (page 48).

Independent Auditors' Report


The Board of Directors
First Northern Community Bancorp:


We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Northern Community Bancorp and subsidiary as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG LLP


January 26, 2001

                       FIRST NORTHERN COMMUNITY BANCORP
                                AND SUBSIDIARY
                          Consolidated Balance Sheets
                          December 31, 2000 and 1999

Assets                                                                                        2000                        1999
Cash and due from banks                                                                $      24,660,441                19,806,022
Federal funds sold                                                                            10,000,000                37,300,000
Investment securities - available for sale                                                   126,637,586               135,451,683
Loans, net                                                                                   210,542,475               152,273,772
Loans held for sale                                                                            6,584,562                10,656,803
Premises and equipment, net                                                                    6,147,921                 6,031,711
Other assets                                                                                   7,055,226                 9,470,615
                                                                                       -----------------           ---------------
                   Total assets                                                        $     391,628,211               370,990,606
                                                                                       =================           ===============
Liabilities and Stockholders' Equity
Deposits:
      Demand                                                                           $      99,133,791                86,123,941
      Interest-bearing transaction deposits                                                   43,905,446                36,284,409
      Savings and MMDAs                                                                       99,675,534               102,517,387
      Time, under $100,000                                                                    65,617,644                67,478,374
      Time, $100,000 and over                                                                 41,446,839                43,225,823
                                                                                       -----------------           ---------------
                   Total Deposits                                                            349,779,254               335,629,934
Accrued interest payable and other liabilities                                                 5,312,055                 3,287,969
                                                                                       -----------------           ---------------
                   Total Liabilities                                                         355,091,309               338,917,903
                                                                                       -----------------           ---------------

Stockholders' Equity:
           Common stock, no par value; 8000,000 shares
               authorized; 3,092,273 shares issued and outstanding in 2000;
               3,092,273 shares issued and outstanding in 1999                                22,783,927                23,322,001
           Additional paid-in capital                                                            976,850                   976,850
           Retained earnings                                                                  12,035,961                 9,513,151
           Accumulated other comprehensive income (loss), net                                    740,164                (1,739,299)
                        Total stockholders' equity                                            36,536,902                32,072,703
                                                                                       -----------------           ---------------
Commitments and contingencies
                        Total Liabilities and stockholders' equity                     $     391,628,211               370,990,606
                                                                                       =================           ===============

See accompanying notes to consolidated financial statements.

                       FIRST NORTHERN COMMUNITY BANCORP
                                AND SUBSIDIARY
                     Consolidated Statements of Operations
                 Years Ended December 31, 2000, 1999 and 1998

                                                                              2000              1999              1998
                                                                      -----------------      ----------         ----------
Interest income:
      Interest and fees on loans                                      $      19,082,229      15,938,512         14,775,273
      Federal funds sold                                                      1,236,183       1,497,961          1,635,539
      Investment securities:
          Taxable                                                             7,338,469       6,252,576          5,352,643
          Nontaxable                                                          1,200,548       1,446,919          1,688,825
                                                                      -----------------      ----------         ----------
                      Total interest income                                  28,857,429      25,135,968         23,452,280
Interest expense:
      Time deposits $100,000 and over                                         2,289,195       2,146,492          2,301,017
      Other deposits                                                          6,631,411       5,641,060          6,135,881
      Other borrowings                                                           69,700          48,174             60,829
                                                                      -----------------      ----------         ----------
                      Total interest expense                                  8,990,306       7,835,726          8,497,727
                                                                      -----------------      ----------         ----------
                      Net interest income                                    19,867,123      17,300,242         14,954,553
(Recovery of) provision for loan losses                                              --        (800,000)           760,000
                                                                      -----------------      ----------         ----------
                      Net interest income after (recovery of)
                           provision for loan losses                         19,867,123      18,100,242         14,194,553
Other operating income:
      Service charges on deposit accounts                                     1,444,197       1,154,148          1,094,758
      Net realized gains on held-to-maturity securities                              --              --             73,355
      Net realized gains (losses) on available-for-sale securities               44,100          61,533            (24,056)
      Net realized gains on loans held for sale                                 412,804         455,311            349,025
      Net realized gains on other real estate owned                             653,408          90,878            180,594
      Other income                                                            1,165,800         982,961          1,154,663
                                                                      -----------------      ----------         ----------
                      Total other operating income                            3,720,309       2,744,831          2,828,339
                                                                      -----------------      ----------         ----------
Other operating expenses:
      Salaries and employee benefits                                          9,324,187       8,561,921          7,666,086
      Occupancy and equipment                                                 2,358,491       2,340,653          2,000,316
      Data processing                                                           450,072         438,379            350,112
      Stationery and supplies                                                   512,702         355,907            326,573
      Advertising                                                               388,107         277,756            368,480
      Directors fees                                                            127,350         111,800            119,200
      Other real estate owned                                                       346              --             77,717
      Other                                                                   2,725,570       2,554,229          1,888,701
                                                                      -----------------      ----------         ----------
                      Total other operating expenses                         15,886,825      14,640,645         12,797,185
                                                                      -----------------      ----------         ----------
                      Income before income tax expense                        7,700,607       6,204,428          4,225,707
Provision for income tax expense                                              2,657,736       2,121,443          1,224,864
                                                                      -----------------      ----------         ----------
                      Net income                                      $       5,042,871       4,082,985          3,000,843
                                                                      =================      ==========         ==========
Basic income per share                                                $            1.51            1.18               0.87
                                                                      =================      ==========         ==========
Diluted income per share                                              $            1.48            1.18               0.87
                                                                      =================      ==========         ==========

See accompanying notes to consolidated financial statements.

                       FIRST NORTHERN COMMUNITY BANCORP
                                AND SUBSIDIARY

   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                 Years Ended December 31, 2000, 1999 and 1998

                                                                                                         Accumulated
                                                                                                            Other
                                                                                Additional              Comprehensive
Description                                    Common Stock      Comprehensive    Paid-in    Retained       Income
                                           Shares      Amounts       Income       Capital    Earnings       (Loss)       Total
---------------------------------------- ---------  -----------  -------------  ---------- -----------  -------------- ----------
Balance at December 31, 1997             2,796,464  $19,144,851                    976,850   6,518,342        206,309  26,846,352

Comprehensive income:
    Net income                                                   $   3,000,843               3,000,843                  3,000,843
                                                                 -------------
    Other comprehensive income:
       Unrealized holding gains
         arising during the current
         period, net of tax effect                                   1,834,803
         of $1,223,203

       Reclassification adjustment
         due to losses realized,
         net of tax effect of $9,622                                    14,434
                                                                 -------------
            Total other comprehensive
              income, net of tax
              effect of $1,232,825                                   1,849,237                              1,849,237   1,849,237
                                                                 -------------
       Comprehensive income                                      $   4,850,080
                                                                 =============

5% stock dividend                          139,122    2,017,269                             (2,017,269)
Cash in lieu of fractional shares                                                              (11,038)                  (11,038)
Stock options exercised                      1,200       14,700                                                           14,700
Common shares issued                         7,088       83,568                                                           83,568
                                         ---------  -----------                   -------- -----------  -------------  ----------
Balance at December 31, 1998             2,943,874   21,260,388                    976,850   7,490,878      2,055,546  31,783,662

Comprehensive income:
    Net income                                                   $   4,082,985               4,082,985                  4,082,985
                                                                 -------------
    Other comprehensive income:
       Unrealized holding losses
         arising during the current
         period, net of tax effect
         of $2,505,283                                              (3,757,925)
       Reclassification adjustment
         due to gains realized,
         net of tax effect of $24,613                                  (36,920)
                                                                 -------------
            Total other comprehensive
              income, net of tax
              effect of $2,529,896                                  (3,794,845)                            (3,794,845) (3,794,845)
                                                                 -------------
       Comprehensive income                                      $     288,140
                                                                 =============

5% stock dividend                          146,820    2,055,480                             (2,055,480)
Cash in lieu of fractional shares                                                               (5,232)                    (5,232)
Common shares issued                         7,725       89,104                                                            89,104
Stock repurchase and retirement             (6,146)     (82,971)                                                          (82,971)
                                         ---------  -----------                   -------- -----------  -------------  ----------
Balance at December 31, 1999             3,092,273   23,322,001                    976,850   9,513,151     (1,739,299) 32,072,703

Comprehensive income:
    Net income                                                   $   5,042,871               5,042,871                  5,042,871
                                                                 -------------
    Other comprehensive income:
       Unrealized holding gains
         arising during the current
         period, net of tax effect
         of $1,670,615                                               2,505,923

       Reclassification adjustment
         due to gains realized,
         net of tax effect of $17,640                                  (26,460)
                                                                 -------------

            Total other comprehensive
              income, net of tax
              effect of $1,652,975                                   2,479,463                              2,479,463   2,479,463
                                                                 -------------
       Comprehensive income                                      $   7,522,334
                                                                 =============
5% stock dividend                          184,532    2,514,249                             (2,514,249)
Cash in lieu of fractional shares                                                               (5,812)                    (5,812)
Common shares issued                         9,074       99,188                                                            99,188
Stock repurchase and retirement           (214,930)  (3,151,511)                                                       (3,151,511)
                                         ---------  -----------                   -------- -----------  -------------  ----------
Balance at December 31, 2000             3,070,949  $22,783,927                    976,850  12,035,961        740,164  36,536,902
                                         =========  ===========                   ======== ===========  =============  ==========

See accompanying notes to consolidated financial statements.

                       FIRST NORTHERN COMMUNITY BANCORP
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 2000, 1999 and 1998

                                                                                     2000               1999              1998
                                                                                ----------------   ----------------   ------------
Cash flows from operating activities:
 Net income                                                                 $      5,042,871          4,082,985         3,000,843
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      (Recovery of) provision for loan losses                                                          (800,000)          760,000
      Depreciation and amortization                                                  999,447          1,085,770           863,978
      Accretion and amortization, net                                                 49,521            291,654           317,987
      Net realized gains on held-to-maturity securities                                   --                 --           (73,355)
      Net realized (gains) losses on available-for-sale securities                   (44,100)           (61,533)           24,056
      Net realized gains on loans held for sale                                     (412,804)          (455,311)         (349,025)
      Gain on sale of OREO                                                          (653,408)           (90,878)         (180,594)
      Provision for deferred income taxes                                            489,740            601,306           436,897
      Proceeds from sales of loans held for sale                                  35,246,335         55,005,932        45,868,820
      Originations of loans held for sale                                        (30,761,290)       (65,409,597)      (65,453,411)
      Increase in deferred loan origination fees                                     258,703            204,504            36,623
      (Increase) decrease in accrued interest
         receivable and other assets                                                 (26,964)            95,140          (423,372)
       Increase (decrease) in accrued interest payable and other
         liabilities                                                               2,024,086          1,065,946        (1,037,392)
                                                                                ------------       ------------       -----------
                 Net cash provided by (used in) operating
                   activities                                                     12,212,137         (4,384,532)      (16,207,945)
                                                                                ------------       ------------       -----------

Cash flows from investing activities:
 Proceeds from maturities of available for sale securities                        22,914,390         19,289,989        13,587,080
 Proceeds from sales of available for sale securities                                737,900          7,103,751                --
 Purchase of available for sale securities                                       (10,711,176)       (40,851,006)      (36,324,461)
 Proceeds from maturities of held-to-maturity securities                                  --                 --         5,130,535
 Purchase of held-to-maturity securities                                                  --                 --        (5,834,931)
 Net (increase) decrease in loans                                                (58,527,406)           182,723        (6,711,726)
 Purchases of bank premises and equipment, net                                      (816,019)          (743,860)         (912,261)
 Proceeds from sale of other real estate owned                                       122,006            996,512         2,290,536
                                                                                ------------       ------------       -----------
                 Net cash used in investing activities                           (46,280,305)       (14,021,891)      (28,775,228)
                                                                                ------------       ------------       -----------
Cash flows from financing activities:
 Net increase in deposits                                                         14,680,722         26,326,844        33,473,228
 Cash dividends paid in lieu of fractional shares                                     (5,812)            (5,232)          (11,038)
 Common stock issued                                                                  99,188             89,104            98,268
 Repurchase of common stock                                                       (3,151,511)           (82,971)               --
                                                                                ------------       ------------       -----------

                 Net cash provided by financing activities                        11,622,185         26,327,745        33,560,458
                                                                                ------------       ------------       -----------

                 Net change in cash and cash equivalents                         (22,445,587)         7,921,322       (11,422,715)
Cash and cash equivalents at beginning of year                                    57,106,022         49,184,700        60,607,415
                                                                                ------------       ------------       -----------
Cash and cash equivalents at end of year                                    $     34,660,441         57,106,022        49,184,700
                                                                                ============       ============       ===========

See accompanying notes to consolidated financial statements.

                       FIRST NORTHERN COMMUNITY BANCORP
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

(1)    Summary of Significant Accounting Policies

       First Northern Community Bancorp (the Company) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (the Bank), a California state chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, and El Dorado Counties. All intercompany transactions between the Company and the Bank have been eliminated in consolidation.

       On April 27, 2000, the shareholders of First Northern Bank of Dixon approved a corporate reorganization which provided for the creation of a bank holding company (First Northern Community Bancorp) in which the Bank would become a wholly-owned subsidiary. This reorganization was effected May 19, 2000.

       The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates applied in the preparation of the accompanying consolidated financial statements. A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

       (a)    Cash Equivalents

              For purposes of the statement of cash flows, the Company considers due from banks, federal funds sold for one-day periods and short-term bankers acceptances to be cash equivalents.

       (b)    Investment Securities

              Investment securities consist of U.S. Treasury securities, U.S. Agency securities, obligations of states and political subdivisions, obligations of U.S. Corporations, mortgage backed securities and other securities. At the time of purchase of a security the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not purchase securities with the intent to engage in trading activity.

              Held-to-maturity securities are recorded at amortized cost, adjusted for amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect, reported as a separate component of stockholders' equity until realized.

              A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. No such declines have occurred.

              Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

              The Company adopted Statement of Financial Accounting Standards
              (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity," effective October 1, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not hold any derivatives at December 31, 2000.

              Under SFAS No. 133, a one-time transfer of held-to-maturity securities to available-for-sale or held-for-sale is permitted. During the year ended December 31, 1998, the Company transferred $60,890,726 of held-to-maturity securities to available-for-sale and as a result recorded a cumulative increase of $2,853,904 in unrealized gains, which is a component of accumulated other comprehensive income.

       (c)    Loans

              Loans are reported at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. An impaired loan is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by a charge to the allowance for loan loss.

              Unearned discount on installment loans is recognized as income over the terms of the loans by the interest method. Interest on other loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

              Loan fees net of certain direct costs of origination, which represent an adjustment to interest yield are deferred and amortized over the contractual term of the loan using the interest method.

              Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers' financial difficulties. Interest is generally accrued on such loans in accordance with the new terms.

       (d)    Loans Held for Sale

              Loans originated and held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

       (e)    Allowance for Loan Losses

              The allowance for loan losses is established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, standby letters of credit, overdrafts and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. While management uses these evaluations to recognize the provision for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations.

              Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the Federal Deposit Insurance Corporation (FDIC), as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. The FDIC may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

       (f)    Premises and Equipment

              Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed substantially by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the estimated useful lives of the improvements or the terms of the related leases, whichever is shorter. The useful lives used in computing deprecation are as follows:

                        Buildings and improvements             15 to 50 years
                        Furniture and equipment                 3 to 10 years


       (g)    Other Real Estate Owned

              Other real estate acquired by foreclosure, is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Fair value of other real estate owned is generally determined based on an appraisal of the property. Any subsequent operating expenses or income, reduction in estimated values and gains or losses on disposition of such properties are included in other operating expenses.

              Revenue recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, revenue recognition may be deferred until these criteria are met.

       (h)    Impairment of Long-Lived Assets and Long-Lived Assets to Be
              Disposed Of

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (i)    Gain or Loss on Sale of Loans and Servicing Rights

              Servicing assets and other retained interests in transferred assets are measured by allocating the previous carrying amount of the transferred assets between the assets sold, and retained interests, if any, based on their relative fair value at the date of transfer. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment or increased obligation based on fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

              The Bank recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. In accordance with SFAS No. 125, the fair value of the servicing assets is estimated based upon the present value of the estimated expected future cash flows. The Bank measures the impairment of the servicing asset based on the difference between the carrying amount of the servicing asset and its current fair value. As of December 31, 2000 and 1999, there was no impairment in mortgage servicing asset.

              A sale is recognized when the transaction closes and the proceeds are other than beneficial interest in the assets sold. A gain or loss is recognized to the extent that the sales proceeds and the fair value of the servicing asset exceed or are less than the book value of the loan. Additionally, a normal cost for servicing the loan is considered in the determination of the gain or loss.

              When servicing rights are sold, a gain or loss is recognized at the closing date to the extent that the sales proceeds, less costs to complete the sale, exceed or are less than the carrying value of the servicing rights held.

       (j)    Income Taxes

              The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (k)    Stock Option Plan

              The Company accounts for stock-based compensation using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

       (l)    Earnings Per Share (EPS)

              Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.

       (m)    Comprehensive Income

              Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gain and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

       (n)    Reclassifications

              Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation.

(2)    Cash and Due From Banks

       The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities. No aggregate reserves were required at December 31, 2000 and 1999. The Bank has met its average reserve requirements during 2000 and 1999 and the minimum required balance at December 31, 2000 and 1999.

(3)    Investment Securities

       The amortized cost and estimated market values of investments in debt and other securities at December 31, 2000 are summarized as follows:

                                                                                                           Estimated
                                                   Amortized          Unrealized       Unrealized           Market
                                                     Cost               Gains            Losses              Value
                                               -------------------  ---------------  ----------------  ----------------
       Investment securities available
         for sale:
           U.S. Treasury securities          $        5,502,123            48,299           (279)           5,550,143
           Securities of U.S. government
             agencies and corporations               22,469,541           339,207       (132,668)          22,676,080
           Obligations of U.S.
                corporations                         23,920,137           292,751       (487,508)          23,725,380
           Obligations of states and
                political subdivisions               64,091,233         1,509,228       (370,620)          65,229,841
           Mortgage backed securities                 7,556,984            91,509         (3,811)           7,644,682
                                             ------------------   ---------------  -------------     ----------------
           Total debt securities                    123,540,018         2,280,994       (994,886)         124,826,126
           Other securities                           1,863,960                --        (52,500)           1,811,460
                                             ------------------   ---------------  -------------     ----------------
                                             $      125,403,978         2,280,994     (1,047,386)         126,637,586
                                             ==================   ===============  =============     ================

The amortized cost and estimated market values of investments in debt and other securities at December 31, 1999 are summarized as follows:

                                                                                                  Estimated
                                           Amortized         Unrealized       Unrealized            Market
                                             Cost              Gains            Losses               Value
                                      -------------------  ---------------  ----------------  ------------------
Investment securities available
  for sale:
    U.S. Treasury securities          $    15,007,037            29,708          (50,895)          14,985,850
    Securities of U.S. government
      agencies and corporations            21,529,693                --         (662,663)          20,867,030
    Obligations of U.S.
      corporations                         22,008,003             4,366         (535,027)          21,477,342
    Obligations of states and
      political subdivisions               67,460,152           466,866       (1,976,824)          65,950,194
    Mortgage backed securities             10,168,828               125         (174,486)           9,994,467
                                      ---------------      ------------    --------------     ---------------
    Total debt securities                 136,173,713           501,065       (3,399,895)         133,274,883

    Other securities                        2,176,800                --               --            2,176,800
                                      ---------------      ------------    --------------     ---------------
                                      $   138,350,513           501,065       (3,399,895)         135,451,683
                                      ===============      ============    ==============     ===============



The Bank is a member of the Federal Home Loan Bank (FHLB) which requires ownership of its stock which is carried at cost. The balance of the Bank's investment in FHLB stock which is included in other securities was $753,900 and $1,066,800 as of December 31, 2000 and 1999, respectively.

The amortized cost and estimated market value of debt and other securities at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                              Estimated
                                                                        Amortized               Market
                                                                           Cost                 Value
                                                                   ------------------    ------------------
      Due in one year or less                                      $     11,000,329            11,089,716
      Due after one year through five years                              63,574,550            64,171,133
      Due five years through ten years                                   36,751,538            37,476,424
      Due after ten years                                                14,077,561            13,900,313
                                                                   ----------------      ----------------
                                                                   $    125,403,978           126,637,586
                                                                   ================      ================

Investment securities carried at $39,772,808 and $17,464,268 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)  Loans

     The composition of the Bank's loan portfolio at December 31, is as follows:

                                                  2000                 1999
                                              -------------        ------------

           Commercial                         $ 110,037,226          83,970,454
           Real estate:
               Mortgage                          44,247,689          34,404,344
               Construction                      56,718,351          36,044,291
           Installment                            7,699,388           6,327,989
           Other loans                              114,185             139,182
                                              -------------        ------------

                                                218,816,839         160,886,260
           Allowance for loan losses             (7,228,428)         (7,825,255)
           Net deferred origination fees         (1,045,936)           (787,233)
                                              -------------        ------------
                       Loans, net             $ 210,542,475         152,273,772
                                              =============        ============

     As of December 31, 2000, approximately 26% of the Bank's loans are for real estate construction. Additionally 20% of the Bank's loans are mortgage type loans which are secured by both commercial and residential real estate. Approximately 50% of the Bank's loans are for general commercial uses including professional, retail, agricultural and small businesses. Generally, real estate loans are secured by real and commercial property and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans. The Bank's access to this collateral is through foreclosure and/or judicial procedures. The Bank's exposure to credit loss if the real estate or other security proved to be of no value is the outstanding loan balance.

     Loans which were sold and were being serviced by the Bank totaled approximately $65,029,834 and $54,550,621 at December 31, 2000 and 1999,
     respectively. The Bank's servicing assets related to sold loans were immaterial at December 31, 2000 and 1999.

     Effective July 1, and October 1, 1999, the Bank transferred $25,567,000 and $3,656,000, respectively, from their loans held for sale portfolio to their loans held to maturity portfolio.

     Nonaccrual loans totaled approximately $742,000, $528,000, and $1,702,000 at December 31, 2000, 1999 and 1998, respectively. If interest on these nonaccrual loans had been accrued, such income would have approximated $91,000, $32,000 and $133,000 during the years ended December 31, 2000,
     1999 and 1998, respectively.

     The Bank did not restructure any loans in 2000 or 1999.

     Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. Impaired loans totaled approximately $742,000 and $528,000 at December 31, 2000 and 1999, respectively, and had valuation allowances of approximately $299,000 and $141,000 at December 31, 2000 and 1999, respectively. The average outstanding balance of impaired loans was approximately $938,000, $1,131,000 and $2,139,000, on which $64,000, $50,000 and $64,000 of interest income was recognized for the years ended December 31, 2000, 1999 and 1998, respectively.

     Loans in the amount of $1,102,956 and $1,145,852 at December 31, 2000 and 1999, respectively, were pledged to secure potential borrowings from the Federal Reserve Bank.

       Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

                                                                      2000                  1999                1998
                                                                ----------------        -------------       --------------
           Balance, beginning of year                           $      7,825,255            8,144,450            7,355,536
           Provision (recovery credited) charged to
               operations                                                     --             (800,000)             760,000
           Loans charged-off                                            (851,550)            (156,945)            (782,399)
           Recoveries of loans previously charged-off                    254,723              637,750              811,313
                                                                ----------------        -------------       --------------
                    Balance, end of year                        $      7,228,428            7,825,255            8,144,450
                                                                ================        =============       ==============

(5)    Premises and Equipment

       Premises and equipment consist of the following at December 31:

                                                                                            2000                1999
                                                                                        -------------       -------------
           Land                                                                         $   1,394,455           1,394,455
           Buildings                                                                        4,561,132           4,527,074
           Furniture and equipment                                                          6,038,324           7,840,540
           Leasehold improvements                                                             567,194             567,194
                                                                                        -------------       -------------
                                                                                           12,561,105          14,329,263
                    Less accumulated depreciation                                           6,413,184           8,297,552
                                                                                        -------------       -------------
                                                                                        $   6,147,921           6,031,711
                                                                                        =============       =============

       Depreciation and amortization expense included in occupancy and equipment expense, is $999,447, $1,085,770 and $863,978 for the years ended December 31, 2000, 1999 and 1998, respectively.

(6)    Other Assets

       Other assets consisted of the following at December 31:

                                                                                            2000                 1999
                                                                                        -------------       -------------
          Accrued interest                                                              $   3,950,101           3,582,710
          Software, net of amortization                                                       631,224             429,331
          Prepaid and other                                                                   872,348           1,714,306
          Deferred tax assets, net                                                          1,601,553           3,744,268
                                                                                        -------------       -------------
                                                                                        $   7,055,226           9,470,615
                                                                                        =============       =============

       The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

       The Bank did not hold any other real estate owned (OREO) as of December 31, 2000 and 1999 and had no allowance for losses on OREO recorded for these periods. Changes in the allowance for losses on other real estate owned at December 31, 1998 are summarized as follows:

           Balance, beginning of year                           $     1,929,992
           Provision charged to operations                                   --
           Charge-offs, net of recoveries                            (1,929,992)
                                                                ---------------
                    Balance, end of year                        $            --
                                                                ===============

(7)    Income Taxes

       The provision for income tax expense consists of the following for the years ended December 31:

                                                                 2000                1999                 1998
                                                            --------------      --------------       --------------
           Current:
               Federal                                      $    1,369,957           1,017,760              514,831
               State                                               798,039             502,377              273,136
                                                            --------------      --------------       --------------
                                                                 2,167,996           1,520,137              787,967
                                                            --------------      --------------       --------------
           Deferred:
               Federal                                             487,918             456,893              277,736
               State                                                 1,822             144,413              159,161
                                                            --------------      --------------       --------------
                                                                   489,740             601,306              436,897
                                                            --------------      --------------       --------------
                                                            $    2,657,736           2,121,443            1,224,864
                                                            ==============      ==============       ==============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 consist of:

                                                                                   2000                   1999
                                                                            -----------------      -----------------
           Deferred tax assets:
               Allowance for loan losses                                    $       2,321,918              2,196,918
               Deferred compensation                                                   86,304                105,509
               Alternative minimum tax carryover                                       93,167                695,603
               Current state franchise taxes                                          278,764                178,228
               Investment securities unrealized losses                                     --              1,159,531
                                                                            -----------------      -----------------
                      Total deferred tax assets                                     2,780,153              4,335,789

           Deferred tax liabilities:
               Fixed assets                                                           349,249                276,986
               State franchise taxes                                                  190,092                190,713
               Other                                                                  145,815                123,822
               Investment securities unrealized gains                                 493,444                     --
                                                                            -----------------      -----------------
                      Total deferred tax liabilities                                1,178,600                591,521
                                                                            -----------------      -----------------
                         Net deferred tax assets                            $       1,601,553              3,744,268
                                                                            =================      =================

       Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

       A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

                                                                  2000                1999                 1998
                                                            --------------      --------------         --------------
           Income tax expense at statutory rates            $    2,618,203           2,109,506              1,436,740
           Reduction for tax exempt interest                      (408,187)           (475,051)              (548,693)
           State franchise tax, net of federal income
               tax benefit                                         527,908             426,881                285,316
           Change in beginning of year valuation
               allowance                                                --            (192,000)                    --
           Other                                                   (80,188)            252,107                 51,501
                                                            --------------      --------------         --------------

                                                            $    2,657,736           2,121,443              1,224,864
                                                            ==============      ==============         ==============

(8)    Outstanding Shares and Earnings Per Share

       On September 30, 1998, the Board of Directors authorized a two-for-one stock split of the Company's common stock in which each share of the Company's common stock was converted into two shares. Consequently, all related information in this report has been restated to reflect the effect of the stock split.

       On January 18, 2001, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2001. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

       Earnings Per Share (EPS)

       Basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 were computed as follows:

                                                                  2000                1999                 1998
                                                            ----------------    ----------------     ----------------
           Basic earnings per share:
               Net income                                   $      5,042,871           4,082,985            3,000,843
                                                            ----------------    ----------------     ----------------
               Weighted average common shares
                 outstanding                                       3,345,403           3,459,615            3,452,985
                                                            ----------------    ----------------     ----------------

               Basic EPS                                    $           1.51                1.18                 0.87
                                                            ================    ================     ================
           Diluted earnings per share:

               Net income                                   $      5,042,871           4,082,985            3,000,843
                                                            ----------------    ----------------     ----------------
               Denominator:
                 Weighted average common stock
                   outstanding                                     3,345,403           3,459,615            3,452,985
                 Effect of dilutive options                           51,217              12,837                8,028
                                                            ----------------    ----------------     ----------------

                                                                   3,396,620           3,472,452            3,461,013
                                                            ----------------    ----------------     ----------------

                 Diluted EPS                                $           1.48                1.18                 0.87
                                                            ================    ================     ================

(9)    Related Party Transactions

       The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management's opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $1,214,000 and $918,000 at December 31, 2000 and 1999, respectively.

       The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

                                                        2000                1999                 1998
                                                  ----------------   ----------------      ----------------
       Outstanding balance, beginning of year    $       288,000             586,000             2,100,000
       Credit granted                                    659,000             341,000               377,000
       Repayments                                       (669,000)           (639,000)           (1,891,000)
                                                  ----------------   ----------------      ----------------
       Outstanding balance, end of year          $       278,000             288,000               586,000
                                                  ================   ================      ================

(10)   Profit Sharing Plan

       The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 12 months and 1,000 hours of service are eligible. Under the terms of this plan, a portion of the Bank's profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the statements of income, were $792,406, $653,915 and $579,197 in 2000, 1999 and 1998, respectively.

(11)   Stock Compensation Plans

       At December 31, 2000, the Company has three stock-based compensation plans, which are described below. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with the fair value method, the Company's net income and income per share would have been reduced to pro forma amounts indicated below:

                                                        2000               1999               1998
                                                   ------------       ------------       ------------
       Net income:
           As reported                          $    5,042,871          4,082,985          3,000,843
                                                   ------------       ------------       ------------
           Pro forma under SFAS No. 123         $    4,967,463          4,034,402          2,964,142
                                                   ------------       ------------       ------------
       Basic earnings per share:
           As reported                          $         1.51               1.18               0.87
                                                   ------------       ------------       ------------
           Pro forma under SFAS No. 123         $         1.48               1.17               0.86
                                                   ------------       ------------       ------------
       Diluted earnings per share:
           As reported                          $         1.48               1.18               0.87
                                                   ------------       ------------       ------------
           Pro forma under SFAS No. 123         $         1.46               1.16               0.85
                                                   ------------       ------------       ------------

       Fixed Stock Option Plans

       The Company has two fixed option plans. Under the 2000 Employee Stock Option Plan, the Company may grant options to an employee for an amount up to 25,000 shares of common stock each year. There are 584,325 shares authorized under the plan. The plan will terminate February 27, 2007. The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings or duration of the option. Options are granted at the fair value of options on date of grant.

       Under the 2000 Outside Directors Nonstatutory Stock Option Plan, the Company may grant options to an outside director for an amount up to 7,011 shares of common stock. There are 175,297 shares authorized under the Plan. The Plan will terminate February 27, 2007. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is five years. Options vest at the rate of 20% per year beginning on the grant date. Other than a grant of 7,011 shares to a new director, any future grants require shareholder approval. Options are granted at the fair value of options on date of grant.

       The weighted average fair value at date of grant for options granted during years ended December 31, 2000, 1999 and 1998, was $5.76, $6.66 and $4.36 per share, respectively. The fair value of each option grant was estimated on the date of the grant using Black-Scholes option-pricing model with the following assumptions:

                                             2000       1999        1998
                                        --------------------------------------
       Expected dividend yield               0.00%      0.00%       0.00%

       Expected volatility                  21.96%     23.00%      22.89%

       Risk-free interest rate               5.16%      6.39%       4.73%

       Expected term in years                 9.4         10         5.5

       Stock option activity for the outside directors stock option plan and the employee stock option plan during the periods indicated is as follows:

                                                          Outside Directors                     Employee Stock
                                                          Stock Option Plan                      Option Plan
                                           ---------------------------------------- -------------------------------------
                                                                    Weighted-                             Weighted-
                                                Number of            Average           Number of           Average
                                                 Shares           Exercise Price         Shares         Exercise Price
                                           -----------------  --------------------- ---------------  --------------------
       Balance at December 31, 1997               70,112      $        10.48             42,065      $      11.98
           Granted                                    --                  --             67,893             12.74
           Exercised                              (1,403)              10.48                 --                --
           Forfeited                                  --                  --                 --                --
           Expired                                    --                  --                 --                --
                                           -------------      --------------        -----------      ------------
       Balance at December 31, 1998               68,709               10.48            109,958             12.45
           Granted                                    --                  --             35,393             12.13
           Exercised                                  --                  --                 --                --
           Forfeited                              (5,610)              10.48                 --                --
           Expired                                                        --                 --                --
                                           -------------      --------------        -----------      ------------
       Balance at December 31, 1999               63,099               10.48            145,351             12.37
           Granted                                 7,011               13.44             47,700             12.85
           Exercised                                  --                  --                 --                --
           Forfeited                                  --                  --                 --                --
           Expired                                    --                  --                 --                --
                                           -------------      --------------        -----------      ------------
       Balance at December 31, 2000               70,110      $        10.78            193,051      $      12.49
                                           =============      ==============        ===========      ============

      At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of all outstanding options was $10.48 - $13.44 and 5.25 years, respectively.

      Options exercisable as of December 31 were 149,948 shares in 2000, 91,833 shares in 1999, and 45,160 shares in 1998, at a weighted-average exercise price of $11.77, $12.32 and 12.57, respectively.

      Employee Stock Purchase Plan

      Under the 2000 Employee Stock Purchase Plan, the Company is authorized to issue to an eligible employee shares of common stock. There are 584,325 shares authorized under the plan. The plan will terminate February 27, 2007. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company's common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period. Approximately 50 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2000. At the end of the participation period, which began November 24, 1999 and ended November 22, 2000, there were $99,694 in contributions, and 9,074 shares were purchased at $10.93 totaling $99,188.

(12)  Commitments and Contingencies

      The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options. Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $541,246, $464,403 and $471,251 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the future minimum payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

                     Year Ended
                     December 31:
                     -----------

                        2001                         $      347,448
                        2002                                306,617
                        2003                                251,465
                        2004                                218,381
                        2005                                156,079
                                                       ------------
                                                     $    1,279,990
                                                       ============

      At December 31, 2000, the aggregate maturities for time deposits are as follows:

                     Year Ended
                     December 31:
                     -----------

                        2001                         $   99,901,149
                        2002                              4,871,434
                        2003                              1,120,457
                        2004                                782,296
                        2005                                389,147
                                                       ------------
                                                     $  107,064,483
                                                       ============

      The Company is subject to various legal proceedings in the normal course of its business. In the opinion of management, after having consulted with legal counsel, the outcome of the legal proceedings should not have a material effect on the financial condition or results of operations of the Company.

(13)  Financial Instruments with Off-Balance Sheet Risk

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

      Financial instruments whose contract amounts represent credit risk at December 31, are as follows:

                                                                 2000                 1999
                                                         -----------------     -----------------
      Undisbursed loan commitments                       $      83,211,617            76,100,895
      Standby letters of credit                                  2,911,534             3,600,611
                                                         -----------------     -----------------
                                                         $      86,123,151            79,701,506
                                                         =================     =================

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

       Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

       Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2000, the Company has no off-balance sheet derivatives requiring additional disclosure.

(14)   Capital Adequacy and Restriction on Dividends

       The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below).

       First, a bank must meet a minimum Tier I Capital ratio (as defined in the regulations) ranging from 3% to 5% based upon the bank's CAMELS (capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk) rating.

       Second, a bank must meet minimum Total Risk-Based Capital to risk-weighted assets ratio of 8%. Risk-based capital and asset guidelines vary from Tier I capital guidelines by redefining the components of capital, categorizing assets into different risk classes, and including certain off-balance sheet items in the calculation of the capital ratio. The effect of the risk-based capital guidelines is that banks with high exposure will be required to raise additional capital while institutions with low risk exposure could, with the concurrence of regulatory authorities, be permitted to operate with lower capital ratios. In addition, a bank must meet minimum Tier I Capital to average assets ratio.

       Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. There are no conditions or events since that notification that management believes have changed the institution's category.

       The Bank's actual capital amounts and ratios as of December 31, 2000 are as follows:

                                                                                                      To Be Well Capitalized
                                                                        For Capital Adequacy          Under Prompt Corrective
                                                 Actual                       Purposes:                  Action Provisions:
                                      ---------------------------    ----------------------------   ----------------------------
                                           Amount         Ratio         Amount           Ratio         Amount           Ratio
                                      --------------   ----------    ------------     -----------   ------------     -----------
       Total Risk-Based Capital (to   $  39,331,000       14.1%    $  22,321,000           8.0%   $  27,901,000         10.0%
          Risk Weighted Assets)

       Tier I Capital (to Risk
          Weighted Assets)               35,797,000       12.8%       11,161,000           4.0%      16,741,000          6.0%

       Tier I Capital (to Average
          Assets)                        35,797,000        9.2%       15,598,000           4.0%      19,497,000          5.0%

       The Bank's actual capital amounts and ratios as of December 31, 1999 are as follows:

                                                                                                      To Be Well Capitalized
                                                                        For Capital Adequacy          Under Prompt Corrective
                                                Actual                        Purposes:                 Action Provisions:
                                      ---------------------------    ----------------------------   ----------------------------
                                           Amount          Ratio         Amount           Ratio        Amount           Ratio
                                      -------------    ----------    ------------     -----------   ------------     -----------
       Total Risk-Based Capital (to   $  35,454,000        14.9%    $  19,027,000          8.0%   $  23,784,000         10.0%
          Risk Weighted Assets)

       Tier I Capital (to Risk
          Weighted Assets)               32,421,000        13.6%        9,514,000          4.0%      14,270,000          6.0%

       Tier I Capital (to Average
          Assets)                        32,421,000         8.7%       14,962,000          4.0%      18,703,000          5.0%


       Cash dividends are restricted under California state banking laws to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period.

(15)   Fair Values of Financial Instruments

       The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

              Cash and cash equivalents

              The carrying amounts reported in the balance sheet for cash and short-term instruments are a reasonable estimate of fair value.

              Investment securities

              Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

              Loans receivable

              For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

              Commitments to extend credit and standby letters of credit

              The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

              Deposit liabilities

              The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.

              Limitations

              Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

              Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities, property, plant, equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in may of the estimates.

              The estimated fair values of the Company financial instruments are approximately as follows:


                                                                     2000                                   1999
                                                    -----------------------------------       --------------------------------
                                                          Carrying              Fair              Carrying           Fair
                                                           Amount              Value               Amount            Value
              Financial assets:
                 Cash and federal funds sold        $     34,660,000          34,660,000          57,106,000        57,106,000

                 Investment securities                   126,638,000         126,638,000         135,452,000       135,452,000

                 Loans:

                   Net loans                             210,543,000         203,386,000         152,274,000       148,628,000

                   Loans held for sale                     6,585,000           6,629,000          10,657,000        10,667,000

              Financial liabilities:

                 Deposits                                349,779,000         314,526,000         335,630,000       335,330,000


                                                                                          2000
                                                            --------------------------------------------------------------
                                                                Contract               Carrying                 Fair
                                                                 Amount                 Amount                 Value
                                                            ----------------       ----------------       ---------------
              Unrecognized financial instruments:
                 Commitments to extend credit               $     83,212,000                     --               624,000
                                                            ================       ----------------       ===============
                 Standby letters of credit                  $      2,912,000                     --                29,000
                                                            ================       ================       ===============

                                                                                          1999
                                                            -------------------------------------------------------------
                                                                Contract               Carrying                 Fair
                                                                 Amount                 Amount                 Value
                                                            ----------------       ----------------       ---------------
              Unrecognized financial instruments:
                 Commitments to extend credit               $     76,101,000                     --               571,000
                                                            ================       ----------------       ===============
                 Standby letters of credit                  $      3,600,000                     --                36,000
                                                            ================       ================       ===============


(16) Supplemental Statements of Cash Flows Information

     Supplemental disclosures to the Statements of CAsh Flows for the years ended December 31, are as follows:

                                                                          2000                 1999              1998
                                                                      -----------           ----------         ----------
     Supplemental disclosures of cash flow information:
       Cash paid during the year for:
         Interest                                                     $ 8,903,488            7,923,311          8,436,720
                                                                      -----------           ----------         ----------
         Income taxes                                                 $ 1,740,900            1,779,000          1,705,100
                                                                      -----------           ----------         ----------

     Supplemental disclosure of noncash investing and
       financing activities:
         Loans transferred to other real estate                       $        --                   --          1,194,758
                                                                      -----------           ----------         ----------
         Stock dividend distributed                                   $ 2,514,249            2,055,480          2,017,269
                                                                      -----------           ----------         ----------
         Loans held for sale transferred to loans                     $        --           29,223,000                 --
                                                                      -----------           ----------         ----------

                                       58

(17)   Quarterly Financial Information (Unaudited)

                                                   March 31,             June 30,           September 30,         December 31
                                               -------------------  -------------------  --------------------  -------------------
        2000:
            Interest income                  $        6,663,479            6,991,024            7,451,145             7,751,781
            Net interest income                       4,562,318            4,836,023            5,112,652             5,356,130
            Provision for loan losses                        --                   --                   --                    --
            Other operating income                      632,828              885,071              838,570             1,363,840
            Other operating expense                   3,648,893            3,891,355            3,926,381             4,420,196
            Income before taxes                       1,546,252            1,829,739            2,024,841             2,299,775
            Net income                                1,122,440            1,169,439            1,301,941             1,449,051
            Basic earnings per share                       0.34                 0.36                 0.42                  0.39
            Diluted earnings per share                     0.34                 0.36                 0.42                  0.36

        1999:
            Interest income                           5,827,907            6,129,570            6,497,048             6,681,443
            Net interest income                       3,925,596            4,250,437            4,530,503             4,593,706
            Provision for loan losses                    75,000                   --             (875,000)                   --
            Other operating income                      692,553              765,187              725,971               561,120
            Other operating expense                   3,494,121            3,581,520            4,188,189             3,376,815
            Income before taxes                       1,049,028            1,434,104            1,943,285             1,778,011
            Net income                                  728,428              951,804            1,252,685             1,150,068
            Basic earnings per share                       0.22                 0.29                 0.38                  0.29
            Diluted earnings per share                     0.22                 0.29                 0.38                  0.29

       Included in other operating income for the forth quarter of 2000 is $531,000 related to a gain on sale of other real estate owned.

(18)   Parent Company Financial Information

       This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents a summary balance sheet as of December 31, 2000 and summary statements of operations and cash flows information for the year ended December 31, 2000.

                                 Balance Sheet

      Assets
           Investment in wholly-owned subsidiary                                        $        36,525,751
           Other assets                                                                              11,151
                                                                                           -------------------
                  Total assets                                                          $        36,536,902
                                                                                           ===================

      Liabilities and stockholders' equity
           Stockholders' equity                                                                  36,536,902
                                                                                           -------------------
                  Total liabilities and stockholders' equity                            $        36,536,902
                                                                                           ===================

                     Statement of Operations

      Equity in income of subsidiary                                                    $         5,059,598
      Other operating expenses                                                                      (27,878)
      Income tax benefit                                                                             11,151
                                                                                           -------------------
                  Net income                                                            $         5,042,871
                                                                                           ===================

                                                      Statement of Cash Flows

      Net income                                                                                $         5,042,871
      Adjustments to reconcile net income to net cash provided by operating activities
            Increase in other assets                                                                        (11,151)
            Increase in equity of subsidiary                                                             (5,059,598)
                                                                                                   -------------------
                  Net cash used in operating activities                                                     (27,878)

      Cash flows from investing activities:

          Proceeds from subsidiary dividends                                                                 27,878
                                                                                                   -------------------
                  Net cash provided by investing activities                                                  27,878

      Cash flows from financing activities                                                                       --
                                                                                                   -------------------

                 Net change in cash                                                                              --

      Cash at formation of Company                                                                               --
                                                                                                   -------------------
                 Cash at end of year                                                            $                --
                                                                                                   ===================

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                   PART III
                                   --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item with respect to director and officer information is incorporated herein from the sections of the Company's proxy statement for the 2001 Annual Meeting of Shareholders entitled "Security Ownership of Management" and "Nomination and Election of Directors".

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein to the sections of the Company's proxy statement for the 2001 Annual Meeting of Shareholders entitled "Nomination and Election of Directors" and "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated herein by reference from the sections of the Company's proxy statement for the 2001 Annual Meeting of Shareholders entitled "Security Ownership of Management" and "Nomination and Election of Directors".

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference from the sections of the Company's proxy statement for the 2001 Annual Meeting of Shareholders entitled "Report of Compensation Committee of the Board of Directors on Executive Compensation" - "Indebtedness of Management," "Indebtedness of Certain Directors" and "Transactions with Management."

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A)  Financial Statements and Financial Statement Schedules filed:

     Reference is made to the Index to Financial Statements under Item 8 in Part II of this Form 10-K

(B)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2000.

(C)  Exhibits:

     The following is a list of all exhibits filed as part of this Annual Report on Form 10-K.

     Exhibit
     Number                       Exhibit
     ------                       -------

      3.1/1/   Articles of Incorporation of the Company.
      3.3/1/   By-laws of the Company.
     10.1/2/   First Northern Community Bancorp 2000 Stock Option Plan.
     10.2/2/   First Northern Community Bancorp Outside Directors 2000
               Nonstatutory Stock Option Plan.
     10.3/2/   First Northern Community Bancorp 2000 Employee Stock Purchase
               Plan.
     10.4/2/   First Northern Community Bancorp 2000 Stock Option Plan Forms
               "Incentive Stock Option Agreement" and "Notice of Exercise of
               Stock Option".
     10.5/2/   First Northern Community Bancorp 2000 Outside Directors 2000
               Nonstatutory Stock Option Plan Forms "Nonstatutory Stock Option
               Agreement" and "Notice of Exercise of Stock Option".
     10.6/2/   First Northern Community Bancorp 2000 Employee Stock Purchase
               Plan Forms "Participation Agreement" and "Notice of Withdrawal".
     11        Statement of Computation of Per Share Earnings (See Page 44 of
               this Form 10-K)
     21        Subsidiaries of the Company.
     24        Power of Attorney (See Page 63) of this Form 10-K)


--------------------------------------------------------------------------------
      1. Filed with the Company's Current Report on Form 8-K 12(G)(3) on May 24, 2000.

      2. Filed with the Company's Registration Statement on Form S-8 on May 25, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2001.

                             FIRST NORTHERN COMMUNITY BANCORP

                             By:  /s/ OWEN J. ONSUM
                                  ------------------------
                                  Owen J. Onsum
                                  President/Chief Executive Officer/Director
                                  (Principal Executive Officer)

                                  POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Owen J. Onsum, Louise A. Walker and Stanley R. Bean, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Federal Deposit Insurance Corporation, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


           Name                                    Title                             Date
           ----                                    -----                             ----

                                     President/Chief Executive Officer
    /s/ OWEN J. ONSUN           (Principal Executive Officer) and Director       March 26, 2001
    ------------------------                                                     --------------
    Owen J. Onsum

    /s / LOUISE A. WALKER      Senior Vice President/Chief Financial Officer     March 26, 2001
    ------------------------                                                     --------------
                                       (Principal Financial Officer)
    Louise A. Walker

    /s/ STANLEY R. BEAN                                                          March 26, 2001
    ------------------------                                                     --------------
    Stanley R. Bean                      Vice President/Controller

    /s/ LORI J. ALDRETE                          Director                        March 26, 2001
    ------------------------                                                     --------------
    Lori J. Aldrete

    /s/ FRANK J. ANDREWS, JR.     Director and Vice Chairman of the Board        March 26, 2001
    ------------------------                                                     --------------
    Frank J. Andrews, Jr.

    /s/ JOHN M. CARBAHAL                         Director                        March 26, 2001
    ------------------------                                                     --------------
    John M. Carbahal

    /s/ GREGORY DUPRATT                          Director                        March 26, 2001
    ------------------------                                                     --------------
    Gregory DuPratt

    /s/ JOHN F. HAMEL                            Director                        March 26, 2001
    ------------------------                                                     --------------
    John F. Hamel

    /s/ DIANE P. HAMLYN             Director and Chairman of the Board           March 26, 2001
    ------------------------                                                     --------------
    Diane P. Hamlyn

    /s/ WILLIAM H. JONES, JR                     Director                        March 26, 2001
    ------------------------                                                     --------------
    William H. Jones, Jr.

    /s/ FOY S. MCNAUGHTON                        Director                        March 26, 2001
    ------------------------                                                     --------------
    Foy S. McNaughton

    /s/ DAVID W. SCHULZE                         Director                        March 26, 2001
    ------------------------                                                     --------------
    David W. Schulze