Form 10-Q
period 2001-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2001-05-08
CIK 1114927

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                             Identification Number

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

                         Yes [x]    No [_]

The aggregate market value of Common Stock held by non-affiliates (based upon the last reported trade on the OTC Bulletin Board on April 28, 2001) was approximately $51,542,896. As of April 30, 2001, there were 3,221,431 shares of Common Stock, no par value, outstanding.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                    ASSETS

                                                               March 31, 2001            December 31, 2000
                                                               --------------            -----------------
Cash and due from banks                                        $       19,998            $         24,660
Federal funds sold                                                      1,850                      10,000
Investment securities - available for sale                            126,240                     126,638
Loans, net of allowance for loan losses of
            $6,888 at March 31, 2001 and
            $7,228 at December 31, 2000                               221,172                     210,542
Loans held for sale                                                    11,252                       6,585
Premises and equipment, net                                             6,133                       6,148
Accrued Interest receivable and other assets                            5,737                       7,055
                                                               ==============            ================

             TOTAL ASSETS                                      $      392,382            $        391,628
                                                               ==============            ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
       Demand                                                  $       86,859            $         99,134
       Interest-bearing transaction deposits                           39,339                      43,905
       Savings & MMDA's                                               105,529                      99,675
       Time, under $100,000                                            66,425                      65,618
       Time, $100,000 and over                                         48,419                      41,447
                                                               --------------            ----------------
             Total deposits                                           346,571                     349,779
Accrued interest payable and other liabilities                          7,033                       5,312
                                                               --------------            ----------------
             TOTAL LIABILITIES                                        353,604                     355,091
                                                               --------------            ----------------
Stockholders' equity
       Common stock, no par value; 4,000,000 shares
       authorized; 3,234,353 shares issued and
       outstanding in 2001 and 3,070,949                               25,526                      22,784
       shares issued and outstanding in 2000
       Additional paid in capital                                         977                         977
       Retained earnings                                               10,177                      12,036
       Accumulated other comprehensive income                  $        2,098            $            740
                                                               --------------            ----------------
             TOTAL STOCKHOLDERS' EQUITY                                38,778                      36,537
                                                               --------------            ----------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      392,382            $        391,628
                                                               ==============            ================

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   (in thousands, except per share amounts)

                                                 Three months           Three months
                                                    ended                   ended
                                                March 31, 2001         March 31, 2000
                                                --------------         --------------
Interest Income
     Loans                                     $      5,417            $        3,980
     Federal funds sold                                  58                       521
     Investment securities
        Taxable                                       1,731                     1,850
        Non-taxable                                     280                       288
                                               ------------            --------------
          Total interest income                       7,486                     6,639

Interest Expense
     Deposits                                         2,293                     2,087
     Other borrowings                                    31                        14
                                               ------------            --------------

          Total interest expense                      2,324                     2,101
                                               ------------            --------------
          Net interest income                         5,162                     4,538
Recovery of loan losses                                (308)                       --
                                               ------------            --------------
          Net interest income after
            recovery of loan losses                   5,470                     4,538
                                               ------------            --------------

Other operating income
     Service charges on deposit accounts                370                       294
     Gains on securities transactions                    --                        10
     Gains on other real estate owned                    --                        83
     Gains on sales of loans                             96                        24
     Alternative investment income                       65                        52
     ATM fees                                            54                        58
     Mortgage brokerage income                           39                        31
     Loan servicing Income                               41                        31
     Other income                                       144                        74
                                               ------------            --------------
          Total other operating income                  809                       657
                                               ------------            --------------

Other operating expenses
     Salaries and employee benefits                   2,405                     2,139
     Occupancy and equipment                            579                       500
     Data processing                                    188                       101
     Stationery and supplies                            118                       145
     Advertising                                         51                        70
     Losses on available for sale securities            352                        --
     Other                                              632                       694
                                               ------------            --------------
          Total other operating expense               4,325                     3,649
                                               ------------            --------------

          Income before income tax expense            1,954                     1,546
Provision for income tax expense                        680                       424
                                               ------------            --------------

          Net income                           $      1,274            $        1,122

Other Comprehensive Income:
Unrealized gain (loss) on available for sale
        sale securities, net of tax effect            1,358                      (249)
                                               ------------            --------------

Total Comprehensive Income                     $      2,632            $          873
                                               ============            ==============

Basic Income per share                         $       0.39            $         0.33
                                               ============            ==============
Diluted Income per share                       $       0.38            $         0.32
                                               ============            ==============

See notes to unaudited condensed consolidated financial statements.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  Three months              Three Months
                                                                                      ended                    ended
                                                                                  March 31, 2001           March 31, 2000
                                                                                  --------------           --------------
Operating Activities
  Net Income                                                                    $          1,274           $        1,122
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                            222                      199
     Recovery of loan losses                                                                (308)                      --
     Loss on available for sale securities                                                   352                       --
     Gain on sale of loans                                                                   (96)                     (24)
     Decrease in accrued interest receivable and other assets                              1,318                       86
     Increase (decrease) in accrued interest payable and other liabilities                 1,721                     (640)
                                                                                -----------------          ---------------
               Net cash provided by operating activities                                   4,483                      743

Investing Activities
     Net decrease in investment securities                                                 1,404                    1,321
     Net increase in loans                                                               (10,322)                 (10,186)
     Net (increase) decrease in loans held for sale                                       (4,571)                   6,483
     Purchases of premises and equipment, net                                               (207)                    (397)
                                                                                -----------------          ---------------
               Net cash used in investing activities                                     (13,696)                  (2,779)

Financing Activities
     Net decrease in deposits                                                             (3,208)                  (3,022)
     Cash dividends paid                                                                      (7)                      (6)
     Stock Options Exercised                                                                  59                       --
     Repurchase of stock                                                                    (443)                    (448)
                                                                                -----------------          ---------------
               Net cash used in financing activities                                      (3,599)                  (3,476)
                                                                                -----------------          ---------------

               Net change in cash and cash equivalents                                   (12,812)                  (5,512)
Cash and cash equivalents at beginning of period                                          34,660                   57,106
                                                                                -----------------          ---------------

Cash and cash equivalents at end of period                                      $         21,848           $       51,594
                                                                                =================          ===============

------------------------------------------------------------------------------------------------------------------------------------
     Supplemental disclosures of cash flow information:

     Cash paid during the period for:

               Interest                                                         $          2,340           $        2,101
               Income Taxes                                                     $            440           $           --
------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of noncash investing and financing activities:

               Stock dividend distributed                                       $          3,126           $        2,514
------------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited condensed consolidated financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 2001 and December 31, 2000


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the First Northern Community Bancorp's Annual Report to shareholders and Form 10-K for the year ended December 31, 2000. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary as if the Company had been in existence during all periods presented. All material intercompany accounts have been eliminated in consolidation.

2.   RECLASSIFICATIONS

     Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

3.   OUTSTANDING SHARES AND EARNINGS PER SHARE

     On January 18, 2001, the Board of Directors of the First Northern Community Bancorp declared a 6% stock dividend payable as of March 31, 2001. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

     Earnings Per Share (EPS)

     Basic and diluted earnings per share for the three-month period ending March 31, 2001 and March 31, 2000 were computed as follows (in thousands, except share amounts and earnings per share):

                                           Three months
                                          ended March 31,
                                       2001             2000
--------------------------------------------------------------------------------
Basic earnings per share:
      Net income                      $      1,274         $      1,122
--------------------------------------------------------------------------------
      Denominator:
      Weighted average common shares
      outstanding                        3,256,182            3,449,457
--------------------------------------------------------------------------------
      Basic EPS                       $       0.39         $       0.33
================================================================================
Diluted earnings per share:
      Net income                      $      1,274         $      1,122
      Denominator:
      Weighted average common shares
      outstanding                        3,256,182            3,449,457
      Incremental shares due to
      dilutive
      stock options                         77,949               22,056
--------------------------------------------------------------------------------
                                         3,334,131            3,471,513
--------------------------------------------------------------------------------
      Diluted EPS                     $       0.38         $       0.32
==============================================================================

5.   ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three-months ended March 31, 2001 and 2000 and for the year ended December 31, 2000 were as follows (in thousands):

                                  Three months ended           Year ended
                                      March 31,                December 31,
                                 2001           2000              2000
                               --------       --------           --------
Balance, beginning of period   $ 7,228        $ 7,825            $ 7,825
Recovery of loan losses           (308)            --                 --
Loan charge-offs                   (49)          (323)              (852)
Loan recoveries                     17             16                255
                               --------       --------           --------
Balance, end of period         $ 6,888        $ 7,518            $ 7,228
                               ========       ========           ========

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RELULTS OF OPERATIONS


The following is a discussion and analysis of the significant changes in the Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three-month period ended March 31, 2001 and 2000.

SUMMARY

The Company recorded net income of $1,274,000 for the three-month period ended March 31, 2001, representing an increase of $152,000 or 13.5% over $1,122,000 for the same period in 2000.

The increase in net income over the three-month period ended March 31, 2001 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income combined with decreases in the provision for loan losses, stationery and supplies and other miscellaneous expense which was partially offset by increases in salaries and benefits, occupancy and equipment, data processing and losses on securities transactions.

On January 18, 2001, the Board of Directors of the First Northern Community Bancorp declared a 6% stock dividend payable as of March 31, 2001. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

CHANGES IN FINANCIAL CONDITION

The asset side of the Unaudited Condensed Consolidated Balance Sheet showed a $4,662,000 decrease in cash and due from banks, an $8,150,000 decrease in fed funds sold, a $398,000 decrease in investment securities, a $10,630,000 increase in loans, a $4,667,000 increase in loans held for sale, and a $1,318,000 decrease in accrued interest receivable and other assets from December 31, 2000
to March 31, 2001.   The reason for the decrease in cash and due from banks was due to decreases in the Union Bank and Pacific Coast Bankers Bank due from accounts, which was partially offset by an increase in the Federal Reserve Bank due from account. The decrease in fed funds sold was due to funding of new loans. The decrease in investment securities was due to maturities, calls and a write-down of a corporate bond, the proceeds of which were used to fund new loans. The increase in loans was in commercial and real estate loans. The increase in loans held for sale was in real estate loans. The decrease in accrued interest receivable and other assets was due to decreased income taxes receivable, and decreased loan and securities interest receivables.

The liability side of the Unaudited Condensed Consolidated Balance Sheet showed a decrease in total deposits of $3,208,000 compared to year-end 2000 deposit totals. The decrease in deposits was due to lower demand and interest-bearing transaction deposit totals combined with higher savings and time deposit totals. Other liabilities increased $1,721,000 from December 31, 2000 to March 31, 2001. The increase in other liabilities was due to increases in purchased funds and notes payable, which was partially offset by decreased accrued expenses.


CHANGES IN RESULTS OF OPERATIONS

Interest Income
---------------

Interest income on loans for the three-month period ended March 31, 2001 is up 36.1% over the same period for 2000, from $3,980,000 to $5,417,000. The increase over the three-month period ended March 31, 2001 as compared to the same period a year ago, was due to an increase in average loans combined with a 13 basis point increase in loan yields.

Interest income on securities for the three-month period ended March 31, 2001 is down 5.9% over the same period for 2000, from $2,138,000 to $2,011,000. The decrease is due to a decrease in average securities over the three-month period ended March 31, 2001, as compared to the same period a year ago, combined with a 6 basis point decrease in securities yields.

Interest income on fed funds sold for the three-month period ended March 31, 2001 is down 88.9% over the same period for 2000 from $521,000 to $58,000. The decrease in fed funds income over the three-month period ended March 31, 2001 was due to a decrease in average fed funds sold combined with a decrease in fed funds rates.

Interest Expense
----------------

Interest expense on deposits was up 9.9% for the three-month period ending March
31, 2001 over the same period in 2000 from $2,087,000 to $2,293,000.   The
increased interest expense over the three-month period ended March 31, 2001 was due to increased average deposits combined with higher deposit rates.

Provision for Loan Losses
-------------------------

There was a recovery of $308,000 in the provision for loan losses for the three-month period ending March 31, 2001 compared to a zero provision for the same period in 2000. The recovery and zero provision for those periods was due to continued favorable market conditions and loan quality in the Company's loan portfolio. The March 31, 2001 allowance for loan losses of approximately $6,888,000 is 2.9% of total loans compared to $7,228,000 or 3.2% of total loans at December 31, 2000.

Other Operating Income
----------------------

Other operating income was up 23.1% for the three-month period ended March 31, 2001 over the same period in 2000 from $657,000 to $809,000. This increase was primarily due to an increase in service charges on deposit accounts, including higher overdraft charges, primarily due to the effect of new fee structures that were implemented in the second quarter of 2000; gains on sales of loans; alternative investment fees and other miscellaneous income, which was partially offset by decreases in gains on sales of other real estate owned. The increase in other miscellaneous income was due, for the most part, to documentation fees for loans.

Other Operating Expense
-----------------------

Total other operating expense was up 18.5% for the three-month period ending March 31, 2001 over the same period in 2000 from $3,649,000 to $4,325,000.

The main reason for the increase in the three-month period ending March 31, 2001 was a combination of: increases in salaries & benefits; occupancy and equipment; data processing; and losses on available for sale securities, combined with decreases in stationery and supplies; advertising; and other miscellaneous expense. The increase in salaries & benefits was due to increases in the number of employees and increases in profit sharing and incentive compensation provisions due to increased income combined with increases in commissions for real estate loans. The increases in occupancy and equipment and data processing was due to increased usage during this period compared to the same period in 2000. The increase in losses on available for sale securities was due to an other than temporary decline in value of a corporate bond. The decreases in stationery and supplies and advertising were due to decreased usage as compared to the same period in 2000. The increase in occupancy and equipment was due to increased computer hardware depreciation and utilities, which was partially offset by decreased furniture and equipment depreciation. The decrease in other miscellaneous expense was due to; decreased legal fees; accounting and audit fees; and software service contracts, which was partially offset by increased miscellaneous loan and lease expense; sundry losses; computer software service contracts; and computer software depreciation.

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

Non-accrual loans amounted to $614,000 at March 31, 2001, and were comprised of six commercial loans and two agricultural loans. At December 31, 2000, non-accrual loans amounted to $742,000 and were comprised of six commercial loans and two agricultural loans. At March 31, 2000, non-accrual loans amounted to $834,000 and were comprised of four commercial loans, two agricultural loans and one consumer loan.

At March 31, 2001, the Company had loans 90 days past due and still accruing totaling $82,000. Such loans amounted to $-0- at December 31, 2000 and $47,000 at March 31, 2000.

Liquidity and Capital Resources
-------------------------------

To be able to serve our market area, the Company must maintain proper liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of loans to deposits. This ratio was 69.1% on March 31, 2001. In addition, on March 31, 2001, the Company had the following short term investments: $1,850,000 in fed funds sold; $15,000,000 in securities due within one year; and $59,000,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term lines of credit with other banks totaling $14,700,000.

Capital adequacy is generally measured by comparing the total of equity capital and reserve for loan losses to total assets. On March 31, 2001 this ratio was 11.6% and on December 31, 2000 it was 11.2%. These figures are well above the levels currently considered adequate by bank regulators.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.

ITEM 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2001, from that presented in the First Northern Community Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


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


                                                FIRST NORTHERN COMMUNITY BANCORP



Date:  May 7, 2001                              By: /s/  Louise A. Walker
       -----------------------------                ---------------------
                                                    Louise A. Walker, Sr. Vice
                                                    President / Chief Financial
                                                    Officer