Form 10-Q
period 2001-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2001-08-14
CIK 1114927

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001

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

The aggregate market value of Common Stock held by non-affiliates (based upon the last reported trade on the OTC Bulletin Board on July 31, 2001) was approximately $66,905,475. As of July 31, 2001, there were 3,185,975 shares of Common Stock, no par value, outstanding.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                    ASSETS

                                                                               June 30, 2001           December 31, 2000
                                                                               -------------           -----------------
       Cash and due from banks                                             $           26,034       $         24,660
       Federal funds sold                                                              12,750                 10,000
       Investment securities - available for sale                                     100,407                126,638
       Loans, net of allowance for loan losses of
                        $6,902 at June 30, 2001 and
                        $7,228 at December 31, 2000                                   236,104                210,542
       Loans held for sale                                                             18,750                  6,585
       Premises and equipment, net                                                      6,402                  6,148
       Accrued Interest receivable and other assets                                     5,927                  7,055
                                                                           ------------------       ----------------

                     TOTAL ASSETS                                          $          406,374       $        391,628
                                                                           ==================       ================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
       Deposits
               Demand                                                      $           93,015       $         99,134
               Interest-bearing transaction deposits                                   40,406                 43,905
               Savings & MMDA's                                                       108,803                 99,675
               Time, under $100,000                                                    68,985                 65,618
               Time, $100,000 and over                                                 50,912                 41,447
                                                                           ------------------       ----------------
                     Total deposits                                                   362,121                349,779
       Accrued interest payable and other liabilities                                   5,125                  5,312
                                                                           ------------------       ----------------
                     TOTAL LIABILITIES                                                367,246                355,091
                                                                           ------------------       ----------------

       Stockholders' equity
               Common stock, no par value;  4,000,000 shares authorized;
               3,200,913 shares issued and outstanding in 2001
               and 3,070,949 shares issued and outstanding in 2000                     25,176                 22,784
               Additional paid in capital                                                 977                    977
               Retained earnings                                                       11,281                 12,036
               Accumulated other comprehensive income                                   1,694                    740
                                                                           ------------------       ----------------
                     TOTAL STOCKHOLDERS' EQUITY                                        39,128                 36,537
                                                                           ------------------       ----------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $          406,374       $        391,628
                                                                           ==================       ================


       See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   (in thousands, except per share amounts)

                                                     Three months       Three months       Six months           Six months
                                                        ended              ended              ended                ended
                                                    June 30, 2001      June 30, 2000      June 30, 2001        June 30, 2000
                                                    -------------      -------------      -------------        -------------
    Interest Income
         Loans                                      $     5,505        $     4,476         $      10,922      $      8,398
         Federal funds sold                                 102                330                   160               851
         Investment securities
            Taxable                                       1,487              1,887                 3,217             3,737
              Non-taxable                                   284                303                   564               591
                                                    -------------      -------------       ---------------    --------------
                   Total interest income                  7,378              6,996                14,863            13,577
    Interest Expense
         Deposits                                         2,237              2,145                 4,530             4,231
         Other borrowings                                    67                 10                    97                25
                                                    -------------      -------------       ---------------    --------------

                   Total interest expense                 2,304              2,155                 4,627             4,256
                                                    -------------      -------------       ---------------    ------------
                   Net interest income                    5,074              4,841                10,236             9,398
    Recovery of loan losses                                   -                  -                  (308)                -
                                                    -------------      -------------       ---------------    --------------

                   Net interest income after
                        recovery of loan losses           5,074              4,860                10,544             9,321
                                                    -------------      -------------       ---------------    --------------

    Other operating income
         Service charges on deposit accounts                426                392                   796               686
         Gains (losses) on available for sale securities      75                  4                  (277)               14
         Gains on other real estate owned                     -                  3                     -                87
         Gains on sales of loans                            157                117                   253               140
         Alternative investment income                       78                129                   143               181
         ATM fees                                            57                 53                   111               110
         Mortgage brokerage income                           46                 60                    86                92
         Loan servicing Income                               47                 32                    87                63
         Origination Cost/Fees                               93                 19                   152                77
         Other income                                       102                 71                   187               145
                                                    -------------      -------------       ---------------    --------------
                   Total other operating income           1,081                880                 1,538             1,595
                                                    -------------      -------------       ---------------    --------------

    Other operating expenses
         Salaries and employee benefits                   2,573              2,349                 4,977             4,488
         Occupancy and equipment                            562                545                 1,141             1,045
         Data processing                                    121                105                   309               206
         Stationery and supplies                            126                109                   244               254
         Advertising                                         72                 98                   123               168
         Other                                              639                685                 1,271             1,379
                                                    -------------      -------------       ---------------    --------------
                   Total other operating expense          4,093              3,891                 8,065             7,540
                                                    -------------      -------------       ---------------    --------------

                   Income before income tax expense       2,062              1,830                 4,017             3,376
    Provision for income tax expense                        721                661                 1,402             1,084
                                                    -------------      -------------       ---------------    --------------

                   Net income                       $     1,341        $     1,169         $       2,615      $      2,292

    Other Comprehensive Income:
    Unrealized (loss) gain on available for sale
         sale securities, net of tax effect                (404)                33                   954              (217)
                                                    -------------      -------------       ---------------    --------------

    Total Comprehensive Income                      $       937        $     1,202         $       3,569      $      2,075
                                                    =============      =============       ===============    ==============

    Basic Income per share                          $      0.42        $      0.34         $        0.81      $       0.67
                                                    =============      =============       ===============    ==============
    Diluted Income per share                        $      0.41        $      0.34                  0.79      $       0.66
                                                    =============      =============       ===============    ==============

See notes to unaudited condensed consolidated financial statements.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        Six months              Six Months
                                                                                           ended                   ended
                                                                                       June 30, 2001           June 30, 2000
                                                                                       -------------           -------------
      Operating Activities
                Net Income                                                             $       2,615           $       2,292
                Adjustments to reconcile net income to net
                    cash provided by operating activities:
                    Depreciation                                                                 449                     415
                    Recovery of loan losses                                                     (308)                      -
                    Loss on available for sale securities                                        277                       -
                    Gain on sale of loans                                                       (253)                   (143)
                    Decrease in accrued interest receivable and other assets                   1,128                     461
                    Decrease in accrued interest payable and other liabilities                  (187)                   (144)
                                                                                       -------------           -------------
                          Net cash provided by operating activities                            3,196                   2,881

      Investing Activities
                Net decrease in investment securities                                         26,908                   2,967
                Net increase in loans                                                        (25,254)                (29,703)
                Net (increase) decrease in loans held for sale                               (11,912)                  5,319
                Purchases of premises and equipment, net                                        (703)                   (544)
                                                                                       -------------           -------------
                          Net cash used in investing activities                              (10,961)                (21,961)

      Financing Activities
                Net increase in deposits                                                      12,342                  10,027
                Cash dividends paid                                                               (7)                     (6)
                Stock Options Exercised                                                           59                       -
                Repurchase of stock                                                           (1,030)                 (2,330)
                                                                                       -------------           -------------
                          Net cash provided by financing activities                           11,364                   7,691
                                                                                       -------------           -------------

                           Net change in cash and cash equivalents                             4,124                 (11,389)
      Cash and cash equivalents at beginning of period                                        34,660                  57,106
                                                                                       -------------           -------------

      Cash and cash equivalents at end of period                                       $      38,784           $      45,860
                                                                                       =============           =============

      ----------------------------------------------------------------------------------------------------------------------
                Supplemental disclosures of cash flow information:

                 Cash paid during the period for:

                          Interest                                                     $       4,683           $       4,282
                          Income Taxes                                                 $       1,432           $         497
      ----------------------------------------------------------------------------------------------------------------------

      Supplemental disclosures of noncash investing and financing activities:

                          Stock dividend distributed                                   $       3,126           $       2,514
      ----------------------------------------------------------------------------------------------------------------------


See notes to unaudited condensed consolidated financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2001 and December 31, 2000


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the First Northern Community Bancorp's Annual Report to shareholders and Form 10-K for the year ended December 31, 2000. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary as if the Company had been in existence during all periods presented. All material intercompany accounts have been eliminated in consolidation.

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

     Earnings Per Share (EPS)

     Basic and diluted earnings per share for the three-month and six-month periods ending June 30, 2001 and June 30, 2000 were computed as follows (in thousands, except share amounts and earnings per share):

                                                          Three months                                Six months
                                                          ended June 30,                             ended June 30,
                                                     2001                 2000                   2001              2000
----------------------------------------------------------------------------------------------------------------------------
     Basic earnings per share:
               Net income                         $      1,341         $      1,169           $      2,615       $     2,292
----------------------------------------------------------------------------------------------------------------------------
               Denominator:
               Weighted average common shares
                 outstanding                         3,213,934            3,401,852              3,235,058         3,425,655
----------------------------------------------------------------------------------------------------------------------------
               Basic EPS                          $       0.42         $       0.34           $       0.81       $      0.67
============================================================================================================================
     Diluted earnings per share:
               Net income                         $      1,341         $      1,169           $      2,615       $     2,292
----------------------------------------------------------------------------------------------------------------------------
               Denominator:
               Weighted average common shares
                 outstanding                         3,213,934            3,401,852              3,235,058         3,425,655
               Incremental shares due to dilutive
                 stock options                          75,229               25,151                 76,597            23,615
----------------------------------------------------------------------------------------------------------------------------
                                                     3,289,163            3,247,003              3,311,655         3,449,270
----------------------------------------------------------------------------------------------------------------------------
               Diluted EPS                        $       0.41         $       0.34           $       0.79       $      0.66
============================================================================================================================

4.   ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the six-months ended June 30, 2001 and 2000 and for the year ended December 31, 2000 were as follows (in thousands):


                                            Six months ended       Year ended
                                                 June 30,         December 31,
                                             2001        2000         2000
                                           -------    ---------   ------------

     Balance, beginning of period         $ 7,228    $   7,825   $      7,825
     Recovery of loan losses                 (308)          --             --
     Loan charge-offs                         (50)        (334)          (852)
     Loan recoveries                           32           66            255
                                           -------    ---------   ------------

Balance, end  of period                    $ 6,902    $   7,557   $      7,228
                                           =======    =========   ============


5.   GAIN OR LOSS ON SALE OF LOANS AND SERVICING RIGHTS

     Effective April 1, 2001, the Bank adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, which supersedes and replaces the guidance in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 is effective for transfers of financial assets occurring after March 31, 2001; it is applied prospectively. The Company does not expect adoption of Statement No. 140 to have a material impact on the financial condition or operating results of the Company.

6.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company does not have any goodwill and intangible assets acquired in business combinations completed before July 1, 2001. The Company does not expect adoption of Statements No. 141 and 142 to have a material impact on the financial condition or operating results of the Company.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RELULTS OF OPERATIONS


The following is a discussion and analysis of the significant changes in the Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three-month and six-month periods ended June 30, 2001 and 2000.

SUMMARY

The Company recorded net income of $2,615,000 for the six-month period ended June 30, 2001, representing an increase of $323,000 or 14.1% over $2,292,000 for the same period in 2000 and had net income of $1,341,000 for the three-month period ended June 30, 2001, representing an increase of $172,000 or 14.7% over $1,169,000 for the same period in 2000.

The increase in net income over the six-month period ended June 30, 2001 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income combined with decreases in the provision for loan losses which was partially offset by increases in other operating expense and provision for income tax expense.

The increase in net income over the three-month period ended June 30, 2001 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income which was partially offset by increases in other operating expense and provision for income tax expense.

On January 18, 2001, the Board of Directors of the First Northern Community Bancorp declared a 6% stock dividend payable as of March 31, 2001. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.


CHANGES IN FINANCIAL CONDITION

The asset side of the Unaudited Condensed Consolidated Balance Sheet showed an $1,374,000 increase in cash and due from banks, a $2,750,000 increase in fed funds sold, a $26,231,000 decrease in investment securities, a $25,562,000 increase in loans, a $12,165,000 increase in loans held for sale, and a $1,128,000 decrease in accrued interest receivable and other assets from
December 31, 2000 to June 30, 2001.   The reason for the increase in cash and
due from banks was due to an increase in items in process of collection, which was partially offset by decreases in the Federal Reserve Bank and Pacific Coast Bankers Bank due from accounts. The increase in fed funds sold was due to increased deposits. The decrease in investment securities was due to a write-down of a corporate bond and proceeds from sales, maturities and calls. The proceeds were used to fund new loans. The increase in loans was in commercial and real estate loans. The increase in loans held for sale was in real estate loans. The decrease in accrued interest receivable and other assets was due to decreased income taxes receivable, and decreased loan and securities interest receivables.

The liability side of the Unaudited Condensed Consolidated Balance Sheet showed an increase in total deposits of $12,342,000 compared to year-end 2000 deposit totals. The increase in deposits was due to higher savings, money market and time deposit totals combined with lower demand and interest-bearing transaction deposit totals. Other liabilities decreased $187,000 from December 31, 2000 to June 30, 2001. The decrease in other liabilities was due to decreased notes payable and accrued expenses, which was partially offset by purchased funds.


CHANGES IN RESULTS OF OPERATIONS

Interest Income
---------------

Interest income on loans for the six-month period ended June 30, 2001 is up 30.1% over the same period for 2000, from $8,398,000 to $10,922,000 and is up 23.0% for the three-month period ending June 30, 2001 over the same period for 2000, from $4,476,000 to $5,505,000. The increase over the six-month period ended June 30, 2001 as compared to the same period a year ago, was due to an increase in average loans which was partially offset by a 37 basis point decrease in loan yields. The increase over the three-month period ended June 30, 2001 as compared to the same period a year ago, was due to an increase in average loans which was partially offset by an 82 basis point decrease in loan yields.

Interest income on securities for the six-month period ended June 30, 2001 is down 12.6% over the same period for 2000, from $4,328,000 to $3,781,000 and is down 19.1% for the three-month period ended June 30, 2001 as compared to the same period in 2000, from $2,190,000 to $1,771,000. The decrease over the six month period ended June 30, 2001 as compared to the same period a year ago, is due to a decrease in average securities combined with a 24 basis point decrease in securities yields. The decrease over the three-month period ended June 30, 2001 as compared to the same period a year ago, is due to a decrease in average securities combined with a 43 basis point decrease in securities yields.

Interest income on fed funds sold for the six-month period ended June 30, 2001 is down 81.2% over the same period for 2000 from $851,000 to $160,000 and is down 69.1% for the three-month period ending June 30, 2001 over the same period for 2000 from $330,000 to $102,000. The decrease in fed funds income over the six-month period ended June 30, 2001 was due to a decrease in average fed funds sold combined with a decrease in fed funds rates. The decrease in fed funds income over the three-month period ended June 30, 2001 was due to a decrease in average fed funds sold combined with a decrease in fed funds rates.

Interest Expense
----------------

Interest expense on deposits was up 7.07% for the six-month period ending June 30, 2001 over the same period in 2000 from $4,231,000 to $4,530,000 and was up 4.3% for the three-month period ending June 30, 2001 over the same period in 2000 from $2,145,000 to $2,237,000. The increased interest expense over the six-month period ended June 30, 2001 was due to increased average deposits, which was partially offset by lower deposit rates. The increased interest expense over the three-month period ended June 30, 2001 was due to increased average deposits, which was partially offset by lower deposit rates.

Provision for Loan Losses
-------------------------

There was a recovery of $308,000 in the provision for loan losses for the six-month period ending June 30, 2001 compared to a zero provision for the same period in 2000. The recovery and zero provision for those periods were due to continued favorable market conditions and loan quality in the Company's loan portfolio. The June 30, 2001 allowance for loan losses of approximately $6,902,000 is 2.7% of total loans compared to $7,228,000 or 3.3% of total loans at December 31, 2000.

Other Operating Income
----------------------

Other operating income was down 3.6% for the six-month period ended June 30, 2001 over the same period in 2000 from $1,595,000 to $1,538,000. This decrease was primarily due to a decrease in gains on available for sale securities, combined with decreases in gains on other real estate owned and alternative investment fees, which were partially offset by increases in service charges on deposit accounts, including higher overdraft charges, primarily due to the effect of new fee structures that were implemented in the second quarter of 2000; gains on sales of loans; loan origination fees and other miscellaneous income. The decrease in gains on available for sale securities was due to an other than temporary decline in value of a corporate bond and the sale of an impaired corporate bond, which were partially offset by other sales. The increase in other miscellaneous income was due, for the most part, to visa check/debit card fees.

Other operating income was up 22.8% for the three-month period ended June 30, 2001 over the same period in 2000 from $880,000 to $1,081,000. This increase was due to an increase in gains on available for sale securities; service charges on deposit accounts, including higher overdraft charges, primarily due to the effect of new fee structures that were implemented in the second quarter of 2000; gains on sales of loans; loan origination fees and other miscellaneous income, which was partially offset by a decrease in alternative investment fees. The increase in gains on available for sale securities was due to sales, which were partially offset by the sale of an impaired corporate bond. The increase in other miscellaneous income was due, for the most part, to visa check/debit card fees.

Other Operating Expense
-----------------------

Total other operating expense was up 7.0% for the six-month period ending June 30, 2001 over the same period in 2000 from $7,540,000 to $8,065,000 and was up 5.2% for the three-month period ending June 30, 2001 over the same period in 2000 from $3,891,000 to $4,093,000.

The main reasons for the increase in the six-month period ending June 30, 2001 was a combination of: increases in salaries & benefits; occupancy and equipment; and data processing, combined with decreases in advertising and other miscellaneous expense. The increase in salaries & benefits was due to increases in the number of employees and increases in profit sharing and incentive compensation provisions due to increased income combined with increases in commissions for real estate loans. The increase in data processing was due to increased usage during this period compared to the same period in 2000. The decreases in stationery and supplies and advertising were due to decreased usage as compared to the same period in 2000. The increase in occupancy and equipment was due to increased computer hardware depreciation and utilities, which was partially offset by decreased furniture and equipment depreciation. The decrease in other miscellaneous expense was due to: decreased legal fees; accounting and audit fees; and software service contracts, which was partially offset by increased consulting fees; miscellaneous loan and lease expense; sundry losses; computer software and hardware service contracts; and computer software depreciation.

The main reasons for the increase in the three-month period ending June 30, 2001 was a combination of: increases in salaries & benefits; occupancy and equipment; and data processing, combined with decreases in advertising and other miscellaneous expense. The increase in salaries & benefits was due to increases in the number of employees and increases in profit sharing and incentive compensation provisions due to increased income combined with increases in commissions for real estate loans. The increase in data processing was due to increased usage during this period compared to the same period in 2000. The decrease in advertising was due to decreased usage as compared to the same period in 2000. The increase in occupancy and equipment was due to increased computer hardware depreciation, which was partially offset by decreased furniture and equipment depreciation. The decrease in other miscellaneous expense was due to: decreased legal fees; accounting and audit fees; sundry losses; and software service contracts, which was partially offset by increased miscellaneous loan and lease expense; computer software and hardware service contracts; and computer software depreciation.

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

Non-accrual loans amounted to $670,000 at June 30, 2001, and were comprised of six commercial loans and two agricultural loans. At December 31, 2000, non-accrual loans amounted to $742,000 and were comprised of six commercial loans and two agricultural loans. At June 30, 2000, non-accrual loans amounted to $1,500,000 and were comprised of seven commercial loans and two agricultural loans.

At June 30, 2001, the Company had loans 90 days past due and still accruing totaling $5,000. Such loans amounted to $-0- at December 31, 2000 and $2,000 at June 30, 2000.

Liquidity and Capital Resources
-------------------------------

To be able to serve our market area, the Company must maintain proper liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of loans to deposits. This ratio was 70.4% on June 30, 2001. In addition, on June 30, 2001, the Company had the following short term investments: $12,750,000 in fed funds sold; $11,000,000 in securities due within one year; and $38,000,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term lines of credit with other banks totaling $14,700,000.

Capital adequacy is generally measured by comparing the total of equity capital and reserve for loan losses to total assets. On June 30, 2001 this ratio was 11.3% and on December 31, 2000 it was 11.2%. These figures are well above the levels currently considered adequate by bank regulators.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.


ITEM 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2001, from that presented in the First Northern Community Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.



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


                                              FIRST NORTHERN COMMUNITY BANCORP



Date:    August 9, 2001                   By: /s/  Louise A. Walker
      --------------------------------        ----------------------------------

                                              Louise A. Walker, Sr. Vice
                                              President / Chief Financial
                                              Officer