Form 10-Q
period 2001-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2001-11-14
CIK 1114927

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 2001

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to__________.

                       Commission File Number 000-30707

                       First Northern Community Bancorp

            (Exact name of Registrant as specified in its charter)

        California                                              68-0450397
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

195 N. First St., Dixon, CA                                        95620
(Address of principal executive offices                          (Zip Code)
           offices)

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

The aggregate market value of Common Stock held by non-affiliates (based upon the last reported trade on the OTC Bulletin Board on October 31, 2001) was approximately $71,588,858. As of October 31, 2001, there were 3,181,727 shares of Common Stock, no par value, outstanding.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                    ASSETS


                                                                                      September 30, 2001          December 31, 2000
                                                                                      ------------------          -----------------
       Cash and due from banks                                                       $           25,364           $        24,660
       Federal funds sold                                                                        30,950                    10,000
       Investment securities - available for sale                                                98,020                   126,638
       Loans, net of allowance for loan losses of
                         $6,920 at September 30, 2001 and
                         $7,228 at December 31, 2000                                            234,580                   210,542
       Loans held for sale                                                                       16,623                     6,585
       Premises and equipment, net                                                                6,656                     6,148
       Accrued Interest receivable and other assets                                              10,407                     7,055
                                                                                      -------------------           ----------------

                         TOTAL ASSETS                                               $           422,600           $       391,628
                                                                                      ===================           ================

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
       Deposits
               Demand                                                               $           100,226           $        99,134
               Interest-bearing transaction deposits                                             42,601                    43,905
               Savings & MMDA's                                                                 109,986                    99,675
               Time, under $100,000                                                              68,802                    65,618
               Time, $100,000 and over                                                           51,919                    41,447
                                                                                      -------------------           ----------------
                       Total deposits                                                           373,534                   349,779
       Accrued interest payable and other liabilities                                             7,931                     5,312
                                                                                      -------------------           ----------------
                      TOTAL LIABILITIES                                                         381,465                   355,091
                                                                                      -------------------           ----------------

       Stockholders' equity
               Common stock, no par value;  4,000,000 shares authorized;
               3,181,927 shares issued and outstanding in 2001
               and 3,070,949 shares issued and outstanding in 2000                               25,176                    22,784
               Additional paid in capital                                                           977                       977
               Retained earnings                                                                 12,098                    12,036
               Accumulated other comprehensive income                                             2,884                       740
                                                                                      -------------------           ----------------
                      TOTAL STOCKHOLDERS' EQUITY                                                 41,135                    36,537
                                                                                      -------------------           ----------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $           422,600           $       391,628
                                                                                      ===================           ================

   See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   (in thousands, except per share amounts)

                                                  Three months           Three months            Nine months            Nine months
                                                     ended                  ended                    ended                 ended
                                               September 30, 2001    September 30, 2000     September 30, 2001    September 30, 2000
                                               ------------------    ------------------     ------------------    ------------------
    Interest Income
         Loans                                    $   5,806          $       5,144            $     16,881         $     13,620
         Federal funds sold                             237                    141                     397                  992
         Investment securities
              Taxable                                 1,199                  1,841                   4,416                5,578
              Non-taxable                               276                    325                     840                  916
                                                  -------------          -------------           ---------------    --------------
                   Total interest income              7,518                  7,451                  22,534               21,106

    Interest Expense
         Deposits                                     2,060                  2,312                   6,589                6,544
         Other borrowings                                56                     26                     154                   51
                                                  -------------          -------------           ---------------    --------------

                   Total interest expense             2,116                  2,338                   6,743                6,595
                                                  -------------          -------------           ---------------    --------------
                   Net interest income                5,402                  5,113                  15,791               14,511
    Recovery of loan losses                              --                     --                    (308)                  --
                                                  -------------          -------------           ---------------    --------------
                   Net interest income after
                        recovery of loan losses       5,402                  5,113                  16,099               14,511
                                                  -------------          -------------           ---------------    --------------

    Other operating income
         Service charges on deposit accounts            417                    391                   1,212                1,077
         Gains (losses) on available for sale
                securities                               36                      8                    (241)                  22
         Gains on other real estate owned                --                     36                      --                  122
         Gains on sales of loans                        251                    106                     504                  246
         Alternative investment income                   68                     70                     210                  251
         ATM fees                                        59                     56                     170                  167
         Mortgage brokerage income                       67                     52                     153                  144
         Loan servicing Income                           53                     34                     141                   96
         Other income                                    99                     86                     286                  231
                                                  -------------          -------------         ---------------      --------------
                   Total other operating income       1,050                    839                   2,435                2,356
                                                  -------------          -------------         ---------------      --------------

    Other operating expenses
         Salaries and employee benefits               2,666                  2,440                   7,644                6,928
         Occupancy and equipment                        618                    575                   1,759                1,619
         Data processing                                131                    105                     439                  311
         Stationery and supplies                        125                     98                     369                  352
         Advertising                                     90                     84                     214                  252
         Other                                          703                    625                   1,974                2,004
                                                  -------------          -------------          ---------------     --------------
                   Total other operating expense      4,333                  3,927                  12,399               11,466
                                                  -------------          -------------          ---------------     --------------

                   Income before income tax
                      expense                         2,119                  2,025                   6,135                5,401
    Provision for income tax expense                    749                    723                   2,150                1,807
                                                  -------------          -------------          ---------------     --------------

                   Net income                     $   1,370          $       1,302            $      3,985         $      3,594

    Other Comprehensive Income:
    Unrealized gain on available for sale
              securities, net of tax effect           1,190                    875                   2,144                  658
                                                  -------------          -------------          ---------------     --------------

    Total Comprehensive Income                    $   2,560          $       2,177            $      6,129         $      4,252
                                                  =============          =============          ===============     ==============

    Basic Income per share                        $    0.43          $        0.40            $       1.24         $       1.06
                                                  =============          =============          ===============     ==============
    Diluted Income per share                      $    0.42          $        0.39            $       1.21         $       1.05
                                                  =============          =============          ===============     ==============

See notes to unaudited condensed consolidated financial statements.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                             Nine months              Nine Months
                                                                                                ended                   ended
                                                                                         September 30, 2001       September 30, 2000
                                                                                         ------------------       ------------------
      Operating Activities
                Net Income                                                             $         3,985       $            3,594
                Adjustments to reconcile net income to net
                  cash provided by operating activities:
                    Depreciation                                                                   689                      651
                    Recovery of loan losses                                                       (308)                      --
                    Loss (gain) on available for sale securities                                   241                      (22)
                    Gain on sale of loans                                                         (504)                    (246)
                   (Increase) decrease in accrued interest receivable and other assets          (3,352)                     837
                    Increase in accrued interest payable and other liabilities                   2,619                      568
                                                                                         ----------------        -----------------
                          Net cash provided by operating activities                              3,370                    5,382

      Investing Activities
                Net decrease in investment securities                                           30,521                    5,422
                Net increase in loans                                                          (23,730)                 (48,186)
                Net (increase) decrease in loans held for sale                                  (9,534)                   4,318
                Purchases of premises and equipment, net                                        (1,197)                    (905)
                                                                                        ----------------        -----------------
                          Net cash used in investing activities                                 (3,940)                 (39,351)

      Financing Activities
                Net increase in deposits                                                        23,755                    4,457
                Cash dividends paid                                                                 (7)                      (6)
                Stock Options Exercised                                                            181                       --
                Repurchase of stock                                                             (1,705)                  (2,919)
                                                                                        ----------------        -----------------
                          Net cash provided by financing activities                             22,224                    1,532
                                                                                        ----------------        -----------------

                           Net change in cash and cash equivalents                              21,654                  (32,437)
      Cash and cash equivalents at beginning of period                                          34,660                   57,106
                                                                                        ----------------        -----------------

      Cash and cash equivalents at end of period                                       $        56,314       $           24,669
                                                                                        ================        =================

      ---------------------------------------------------------------------------------------------------------------------------
                Supplemental disclosures of cash flow information:

                Cash paid during the period for:

                          Interest                                                     $         5,989       $            6,564
                          Income Taxes                                                 $         2,247       $            1,154
      ---------------------------------------------------------------------------------------------------------------------------

      Supplemental disclosures of noncash investing and financing activities:

                          Stock dividend distributed                                   $         3,126       $            2,514
      ---------------------------------------------------------------------------------------------------------------------------

See notes to unaudited condensed consolidated financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 2001 and December 31, 2000

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

         Earnings Per Share (EPS)

         Basic and diluted earnings per share for the three-month and nine-month periods ending September 30, 2001 and September 30, 2000 were computed as follows (in thousands, except share amounts and earnings per share):

                                                                 Three months                                Nine months
                                                              ended September 30,                        ended September 30,
                                                           2001                 2000                   2001               2000
         --------------------------------------------------------------------------------------------------------------------------
         Basic earnings per share:
                  Net income                         $        1,370        $       1,302         $        3,985      $       3,594
         --------------------------------------------------------------------------------------------------------------------------
                  Denominator:
                  Weighted average common shares
                      outstanding                         3,186,598            3,277,930              3,218,905          3,376,413
         --------------------------------------------------------------------------------------------------------------------------
                  Basic EPS                           $        0.43        $        0.40         $         1.24      $        1.06
         ==========================================================================================================================
         Diluted earnings per share:
                  Net income                          $       1,370        $       1,302         $        3,985      $       3,594
         --------------------------------------------------------------------------------------------------------------------------
                  Denominator:
                  Weighted average common shares
                      outstanding                         3,186,598            3,277,930              3,218,905          3,376,413
                  Incremental shares due to dilutive
                       stock options                        106,658               25,151                 83,939             30,943
         --------------------------------------------------------------------------------------------------------------------------
                                                          3,293,256            3,303,081              3,302,844          3,407,356
         --------------------------------------------------------------------------------------------------------------------------
                      Diluted EPS                    $         0.42        $        0.39         $         1.21      $        1.05
         ==========================================================================================================================

4.       ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the nine-months ended September 30, 2001 and 2000 and for the year ended December 31, 2000 were as follows (in thousands):


                                        Nine months ended          Year ended
                                          September 30,           December 31,
                                         2001       2000              2000
                                       ---------  --------          --------

         Balance, beginning of period  $  7,228   $ 7,825           $ 7,825
         Recovery of loan losses           (308)       --                --
         Loan charge-offs                   (86)     (577)             (852)
         Loan recoveries                     86       202               255
                                       ---------  --------          --------

         Balance, end  of period       $  6,920   $ 7,450           $ 7,228
                                       =========  ========          ========


5. SALARY CONTINUATION AND RELATED SPLIT DOLLAR PLAN FOR CERTAIN OFFICERS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

         On July 19, 2001, the Company and the Bank approved a salary continuation and related split dollar plan for certain officers for the provision of death, disability and retirement benefits. The Salary Continuation Plan is intended to provide certain officers with an annual benefit for 10 years at the normal retirement age of 65. This is a non-qualified plan funded with bank owned life insurance policies taken on the life of the officer with a split-dollar endorsement to provide officer's survivor with a tax-free distribution. The Company will accrue for the compensation based on anticipated years of service and the vesting schedule. The Salary Continuation benefits will be funded by benefit accruals under the plan in the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. On September 30, 2001, the Bank purchased insurance making a single-premium payment aggregating $3,500,000.

6. DIRECTOR RETIREMENT PLAN WITH RELATED SPLIT DOLLAR PLAN FOR ALL DIRECTORS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

         On July 19, 2001, the Company and the Bank approved a director retirement plan and related split dollar plan for all directors for the provision of death, disability and retirement benefits. The director retirement plan is intended to provide directors with an annual benefit of $15,000 for 10 years at the normal retirement age of 65. This is a non-qualified plan funded with bank owned life insurance policies taken on the life of the director with a split-dollar endorsement to provide director's survivor with a tax-free distribution. The Company will accrue for the retirement benefit based on anticipated years of service and the vesting schedule. The director retirement benefits will be funded by benefit accruals under the plan in the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. On September 30, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,760,000.

7.       GAIN OR LOSS ON SALE OF LOANS AND SERVICING RIGHTS

         Effective April 1, 2001, the Bank adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, which supersedes and replaces the guidance in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Technical Bulletin No. 01-1 delays the effective date for the isolation standards and related guidance under Statement No. 140 to transfers of financial assets by affected entities occurring after December 31, 2001, instead of March 31, 2001. The Company does not expect adoption of Statement No. 140 to have a material impact on the financial condition or operating results of the Company.

8.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

9.       ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

         The Financial Accounting Standards Board (FASB) recently issued Statement No. 143, Accounting for Asset Retirement Obligations in August 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

         As a result, FASB Statement No. 143 applies to all entities that have legal obligations associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppels.

         Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company does not expect adoption of Statement No. 143 to have a material impact on the financial condition or operating results of the Company.

10.      ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

         Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company does not expect adoption of Statement No. 144 to have a material impact on the financial condition or operating results of the Company.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the significant changes in the Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three-month and nine-month periods ended September 30, 2001 and 2000.

SUMMARY

The Company recorded net income of $3,985,000 for the nine-month period ended September 30, 2001, representing an increase of $391,000 or 10.9% over $3,594,000 for the same period in 2000 and had net income of $1,370,000 for the three-month period ended September 30, 2001, representing an increase of $68,000 or 5.2% over $1,302,000 for the same period in 2000.

The increase in net income over the nine-month period ended September 30, 2001 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income combined with decreases in the provision for loan losses which was partially offset by increases in other operating expense and provision for income tax expense.

The increase in net income over the three-month period ended September 30, 2001 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income which was partially offset by increases in other operating expense and provision for income tax expense.

On January 18, 2001, the Board of Directors of the First Northern Community Bancorp declared a 6% stock dividend payable as of March 31, 2001. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

CHANGES IN FINANCIAL CONDITION

The asset side of the Unaudited Condensed Consolidated Balance Sheet showed a $704,000 increase in cash and due from banks, a $20,950,000 increase in fed funds sold, a $28,618,000 decrease in investment securities, a $24,038,000 increase in loans, a $10,038,000 increase in loans held for sale, and a $3,352,000 increase in accrued interest receivable and other assets from December 31, 2000 to September 30, 2001. The reason for the increase in cash and due from banks was due to an increase in items in process of collection. The increase in fed funds sold was due to increased deposits. The decrease in investment securities was due to a write-down of a corporate bond and proceeds from sales, maturities and calls. The proceeds were used to fund new loans. The increase in loans was in commercial and real estate loans. The increase in loans held for sale was in real estate loans. The increase in accrued interest receivable and other assets was due to increased officer's life insurance, which was partially offset by decreased income taxes receivable, and decreased securities interest receivables. The increase in officer's life insurance was to fund the Supplemental Compensation Plan.

The liability side of the Unaudited Condensed Consolidated Balance Sheet showed an increase in total deposits of $23,755,000 compared to year-end 2000 deposit totals. The increase in deposits was due to higher demand, savings, money market and time deposit totals combined with lower interest-bearing transaction deposit totals. Other liabilities increased $2,619,000 from December 31, 2000 to September 30, 2001. The increase in other liabilities was due to increased notes payable, which was partially offset by decreased accrued expenses.

CHANGES IN RESULTS OF OPERATIONS

Interest Income
---------------

Interest income on loans for the nine-month period ended September 30, 2001 is up 23.9% over the same period for 2000, from $13,620,000 to $16,881,000 and is up 12.9% for the three-month period ending September 30, 2001 over the same period for 2000, from $5,144,000 to $5,806,000. The increase over the nine-month period ended September 30, 2001 as compared to the same period a year ago, was due to an increase in average loans which was partially offset by a 56 basis point decrease in loan yields. The increase over the three-month period ended September 30, 2001 as compared to the same period a year ago, was due to an increase in average loans which was partially offset by a 110 basis point decrease in loan yields.

Interest income on securities for the nine-month period ended September 30, 2001 is down 19.1% over the same period for 2000, from $6,494,000 to $5,256,000 and is down 31.9% for the three-month period ended September 30, 2001 as compared to the same period in 2000, from $2,166,000 to $1,475,000. The decrease over the nine month period ended September 30, 2001 as compared to the same period a year ago, is due to a decrease in average securities combined with a 33 basis point decrease in securities yields. The decrease over the three-month period ended September 30, 2001 as compared to the same period a year ago, is due to a decrease in average securities combined with a 57 basis point decrease in securities yields.

Interest income on fed funds sold for the nine-month period ended September 30, 2001 is down 60.0% over the same period for 2000 from $992,000 to $397,000 and is up 68.1% for the three-month period ending September 30, 2001 over the same period for 2000 from $141,000 to $237,000. The decrease in fed funds income over the nine-month period ended September 30, 2001 was due to a decrease in average fed funds sold combined with a decrease in fed funds rates. The increase in fed funds income over the three-month period ended September 30, 2001 was due to an increase in average fed funds sold, which was partially offset by a decrease in fed funds rates.

Interest Expense
----------------

Interest expense on deposits was up 0.7% for the nine-month period ending September 30, 2001 over the same period in 2000 from $6,544,000 to $6,589,000 and was down 10.9% for the three-month period ending September 30, 2001 over the same period in 2000 from $2,312,000 to $2,060,000. The increased interest expense over the nine-month period ended September 30, 2001 was due to increased average deposits, which was partially offset by lower deposit rates. The decreased interest expense over the three-month period ended September 30, 2001 was due to lower deposit rates, which was partially offset by increased average deposits.

Provision for Loan Losses
-------------------------

There was a recovery of $308,000 in the provision for loan losses for the nine-month period ending September 30, 2001 compared to a zero provision for the same period in 2000. The recovery and zero provision for those periods were due to continued favorable market conditions and loan quality in the Company's loan portfolio. The September 30, 2001 allowance for loan losses of approximately $6,920,000 is 2.8% of total loans compared to $7,228,000 or 3.3% of total loans at December 31, 2000.

Other Operating Income
----------------------

Other operating income was up 3.4% for the nine-month period ended September 30, 2001 over the same period in 2000 from $2,356,000 to $2,435,000. This increase was primarily due to increases in service charges on deposit accounts, including higher overdraft charges, primarily due to the effect of new fee structures that were implemented in the second quarter of 2000; gains on sales of loans; loan servicing income and other miscellaneous income, which were partially offset by a decrease in gains on available for sale securities, combined with decreases in gains on other real estate owned and alternative investment fees. The decrease in gains on available for sale securities was due to an other than temporary decline in value of a corporate bond and the sale of an impaired corporate bond, which were partially offset by other sales. The increase in other miscellaneous income was due, for the most part, to visa check/debit card fees.

Other operating income was up 25.2% for the three-month period ended September 30, 2001 over the same period in 2000 from $839,000 to $1,050,000. This increase was due to an increase in gains on available for sale securities; service charges on deposit accounts, including higher overdraft charges, primarily due to the effect of new fee structures that were implemented in the second quarter of 2000; gains on sales of loans and other miscellaneous income, which was partially offset by a decrease in gains on other real estate owned. The increase in gains on available for sale securities was due to sales. The increase in other miscellaneous income was due, for the most part, to visa check/debit card fees.

Other Operating Expense
-----------------------

Total other operating expense was up 8.1% for the nine-month period ending September 30, 2001 over the same period in 2000 from $11,466,000 to $12,399,000 and was up 10.3% for the three-month period ending September 30, 2001 over the same period in 2000 from $3,927,000 to $4,333,000.

The main reasons for the increase in the nine-month period ending September 30, 2001 was a combination of: increases in salaries & benefits; occupancy and equipment; and data processing, combined with decreases in advertising and other miscellaneous expense. The increase in salaries & benefits was due to increases in the number of employees and increases in profit sharing provisions due to increased income combined with increases in commissions for real estate loans. The decrease in advertising was due to decreased usage as compared to the same period in 2000. The increase in occupancy and equipment was due to increased rent expense, computer hardware depreciation and utilities, which were partially offset by decreased furniture and equipment depreciation. The decrease in other miscellaneous expense was due to: decreased legal fees and accounting and audit fees, which were partially offset by increased consulting fees; miscellaneous loan and lease expense; computer software and hardware service contracts; and computer software depreciation.

The main reasons for the increase in the three-month period ending September 30, 2001 were a combination of: increases in salaries & benefits, occupancy and equipment, and other miscellaneous expense. The increase in salaries & benefits was due to increases in the number of employees and increases in profit sharing provisions due to increased income combined with increases in commissions for real estate loans. The increase in occupancy and equipment was due to increased rent expense and computer hardware depreciation, which was partially offset by decreased furniture and equipment depreciation. The increase in other miscellaneous expense was due to: increased miscellaneous loan and lease expense; computer software and hardware service contracts; and computer software depreciation, which were partially offset by decreased legal fees and sundry losses.

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

Non-accrual loans amounted to $621,000 at September 30, 2001, and were comprised of seven commercial loans and one consumer loan. At December 31, 2000, non-accrual loans amounted to $742,000 and were comprised of nine commercial loans and two agricultural loans. At September 30, 2000, non-accrual loans amounted to $923,000 and were comprised of six commercial loans, two agricultural loans and two consumer loans.

At September 30, 2001, the Company had loans 90 days past due and still accruing totaling $113,000. Such loans amounted to $-0- at December 31, 2000 and $10,000 at September 30, 2000.

Liquidity and Capital Resources
-------------------------------

To be able to serve our market area, the Company must maintain proper liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of loans to deposits. This ratio was 67.3% on September 30, 2001. In addition, on September 30, 2001, the Company had the following short term investments: $30,950,000 in fed funds sold; $9,900,000 in securities due within one year; and $41,900,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term lines of credit with other banks totaling $18,700,000.

Capital adequacy is generally measured by comparing the total of equity capital and reserve for loan losses to total assets. On September 30, 2001 this ratio was 11.4% and on December 31, 2000 it was 11.2%. These figures are well above the levels currently considered adequate by bank regulators.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2001, from that presented in the First Northern Community Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


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


ITEM 3.
                         Defaults upon Senior Securities
Not Applicable.


ITEM 4.
              Submission of Matters to a Vote of Security Holders
Not Applicable.


ITEM 5.
                                Other Information
Not Applicable.


ITEM 6.
                       Exhibits and Reports on Form 8-K.


         (a) An index of exhibits begins on page 13.

         (b) There were no Reports on Form 8 - K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

                                 FIRST NORTHERN COMMUNITY BANCORP

Date: November 14, 2001       By: /s/ Louise A. Walker
    --------------------         -----------------------------------------
                                 Louise A.  Walker,  Sr. Vice President /
                                 Chief Financial Officer

 EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
-----------    -----------
   10.1        Amended and Restated Employment Agreement entered into as of July
               23, 2001 by and between First Northern Bank of Dixon and Don
               Fish.

   10.2 Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen Onsum.

   10.3 Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Louise Walker.

   10.4 Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker.