Form 10-K405
period 2001-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2002-03-28
CIK 1114927

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates (based upon the last reported trade on the OTC Bulletin Board on March 22, 2002) was approximately $92,851,138. As of March 22, 2002, there were 3,310,201 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and officers), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2002 Annual Meeting of Stockholders to be held on April 25, 2002.

                                TABLE OF CONTENTS


PART I                                                                                                    Page
------                                                                                                    ----
Item 1.  Business ......................................................................................    2

Item 2.  Properties ....................................................................................   14

Item 3.  Legal Proceedings .............................................................................   16

Item 4.  Submission of Matters to a Vote of Security Holders ...........................................   16

PART II
-------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.... .................   16

Item 6.  Selected Financial Data .......................................................................   17

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .........   18

Item 7A. Quantitative and Qualitative Disclosures about Market Risk ....................................   35

Item 8.  Financial Statements and Supplementary Data ...................................................   38

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........   64

PART III
--------

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant ................   64

Item 11. Executive Compensation ........................................................................   64

Item l2. Security Ownership of Certain Beneficial Owners and Management ................................   64

Item 13. Certain Relationships and Related Transactions ................................................   64

PART IV
-------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............................   65


Exhibit Index ..........................................................................................   65

Signatures .............................................................................................   67

*Not Applicable

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

Unless otherwise indicated, all information herein has been adjusted to give effect to stock dividends and a two-for-one stock split effected by the Bank in September 1998.

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

In April of 2000, the shareholders of First Northern Bank of Dixon approved a corporate reorganization, which provided for the creation of a bank holding company, First Northern Community Bancorp (the "Company") in which the Bank would become a wholly owned subsidiary. This reorganization, which was effected May 19, 2000, enables the Bank to better compete and grow in the competitive and rapidly changing marketplace. As a result of the reorganization, the Bank is a wholly owned and principal operating subsidiary of the Company.

First Northern engages in the general commercial banking business in Solano and Yolo Counties, and parts of Sacramento County.

The Company's and the Bank's Administrative Offices are located in Dixon. Also located in Dixon are the back office functions of the Data Processing/Central Operations Department and the Central Loan Department.

The Bank has eight full service Branches. Four are located in the Solano County cities of Dixon, Fairfield, and Vacaville. The remaining four Branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland. In 2001, the Bank opened two satellite-banking offices inside retirement communities in the city of Davis. In addition, the Bank has Real Estate Loan Offices in Davis, Vacaville, El Dorado Hills and Roseville that originate residential mortgages and construction loans. The Bank also has an SBA Loan Office in Sacramento, Sacramento County that serves the Bank's entire market area.

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

The Bank offers equipment leasing and limited international banking services, through third parties, and is looking into providing trust services through an affiliation.

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

The Vacaville Branch was opened in 1985. Vacaville is a rapidly growing community with a diverse economic base including state prison (Department of Corrections), food processing, distribution, shopping centers (Factory Outlet Stores), medical, biotech and other varied industries.

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

The Bank's eighth Branch, the Downtown Financial Center, opened in July of 2000 in Vacaville to serve the business and individual financial needs on the West side of Interstate-80. Also in July of 2000, in an adjacent office, the Bank opened its third Real Estate Loan Production Office.

In December of 2001, Roseville became the site of the Bank's fourth Real Estate Loan Production Office. This office will serve the residential mortgage loan needs throughout Placer County.

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

As of December 31, 2001, the Company and its subsidiary employed 182 full-time equivalent staff. The Company and its subsidiary consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

As of December 31, 2001, the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 2001 (amounts in thousands except percentage amounts).


                                                        Actual                          Well                Minimum
                                               -----------------------              Capitalized            Capital
                                               Capital        Ratio                    Ratio              Requirement
                                               -------        -----                    -----              -----------
Leverage.....................................  $38,653          8.7%                     5.0%                4.0%
Tier 1 Risk-Based............................   38,653         12.5%                     6.0%                4.0%
Total Risk-Based.............................   42,572         13.7%                    10.0%                8.0%

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

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

      "Well capitalized"
      ------------------
      Total risk-based capital of 10%;
      Tier 1 risk-based capital of 6%; and
      Leverage ratio of 5%.

      "Adequately capitalized"
      ------------------------
      Total risk-based capital of 8%;
      Tier 1 risk-based capital of 4%; and
      Leverage ratio of 4%.

      "Undercapitalized"
      ------------------
      Total risk-based capital less than 8%;
      Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.

      "Significantly undercapitalized"
      --------------------------------
      Total risk-based capital less than 6%;
      Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

      "Critically undercapitalized"
      -----------------------------
      Tangible equity to total assets less than 2%.

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

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of the bank's local communities, including low and moderate-income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities, particularly applications involving business expansion.

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

Risk Factors That May Affect Results

This Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934. These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Bank set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed below and elsewhere in this Report. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those below, are beyond the Company's ability to control or predict.

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

Dependence on Real Estate

At December 31, 2001, approximately 66% of the Bank's loans (including loans held for sale) were secured by real estate. The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early 1990's. See "-Economic Conditions and Geographic Concentration."

The Bank's primary lending focus has historically been commercial (including agricultural), construction and real estate mortgage. At December 31, 2001, real estate mortgage (including loans held for sale) and construction loans comprised approximately 16% and 38%, respectively, of the total loans in the Bank's portfolio. At December 31, 2001, all of the Bank's real estate mortgage and construction loans and approximately 31% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate. The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition and results of operations. See "-Economic Conditions and Geographic Concentration."

Adverse California Economic Conditions Could Adversely Affect the Bank's
Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2001, approximately 66% of the Bank's loan portfolio (including loans held for sale) consisted of real estate-related loans, all of which were related to collateral located in Northern California. As a result, poor economic conditions in California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. In the early 1990's, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state's financial institutions. If California were to experience another recession, it is expected that the Bank's level of problem assets would increase accordingly. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank. The occurrence of natural disasters in California could have a material adverse effect on the Company's financial condition, results of operations, cash flows and business prospects.

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

Potential Volatility of Deposits

At December 31, 2001, 14% of the dollar value of the Company's total deposits was represented by time certificates of deposit in excess of $100,000. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits would adversely impact the Company's liquidity, profitability, business prospects, results of operations and cash flows.

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

Adequacy of Allowance for Loan and Other Real Estate Losses

The Bank's allowance for estimated losses on loans was approximately $6.9 million, or 2.74% of total loans at December 31, 2001 compared to $7.2 million or 3.4% of total loans in 2000 and 1,186% of total nonperforming loans at December 31, 2001 compared to 974% in 2000. Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank's loan portfolio deteriorates. In addition an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank's other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank's foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank's allowance for estimated losses on loans and the carrying value of its assets. Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Summary of Loan Loss Experience."

Shares Eligible for Future Sale

As of December 31, 2001, the Company had 3,191,464 shares of Common Stock outstanding, all of which are eligible for sale in the public market without restriction. Future sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire up to 9% of the outstanding shares of Common Stock at exercise prices ranging from $9.89 to $16.04 have been issued to directors and certain employees of the Company under the Company's 2000 Stock Option Plan and Outside Directors 2000 Nonstatutory Stock Option Plan, and options to acquire up to an additional 15% of the outstanding shares of Common Stock are reserved for issuance under such plans. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company's Common Stock. See "Market for the Company's Common Stock and Related Stockholder Matters."

Absence of Public Market; Volatility in Stock Price

The Company's common stock is not listed on any exchange, nor is it included on NASDAQ. However, trades may be reported on the OTC Bulletin Board under the symbol "FNRN". The Company is aware that Hoefer & Arnett, Inc., Sutro & Co., Wedbush Morgan Securities and PaineWebber, Inc. all make a market in the Company's common stock. Management is aware that there are also private transactions in the Company's common stock. The price of the Company's Common Stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

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

Dilution

As of December 31, 2001, the Company had outstanding options to purchase an aggregate of 280,900 shares of Common Stock at exercise prices ranging from $9.89 to $16.04 per share, or a weighted average exercise price per share of $12.51. To the extent such options are exercised, shareholders of the Company will experience dilution. See "Market for the Company's Common Stock and Related Stockholder Matters."

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

Fairfield Branch - Approximately 3,800 square feet of space situated in an office complex in the city of Fairfield in western Solano County. Property is subject to a lease expiring in November 2006 with options to extend this lease for an additional ten years.

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

Davis Branch - Approximately 5,000 square feet of space situated in the central business district in the city of Davis in southern Yolo County. The property is subject to a lease expiring in March 2004. There are no options to renew this lease.

Real Estate Loan Office - Approximately 2,200 square feet of space situated in the central business district in the city of Davis in southern Yolo County. The property is subject to a lease expiring March 2005. There are no options to renew this lease.

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

SBA Loan Production Office - Approximately 800 square feet of space situated in the central business district, in an office complex, in the city of Sacramento in Sacramento County. Property is subject to a lease expiring in April 2003. The term of the lease is three years. There are no options to renew this lease.

Vacaville Financial Center Branch - Approximately 5,000 square feet of space situated in the central business district in the city of Vacaville in north central Solano County. The property is subject to a lease expiring in April 2005. The term of the lease is five years with options to extend this lease for an additional ten years.

Covell Gardens Branch - Approximately 200 square feet of space situated in the Covell Gardens Assisted Living Retirement Center in the City of Davis in Yolo County. The lease is subject to annual renewals in June.

University Retirement Center Branch - Approximately 500 square feet of space situated in the University Retirement Community in the City of Davis in Yolo County. The term of the lease is three years expiring October 2004. There are no options to renew this lease.

Roseville Loan Office - Approximately 1,600 square feet located in an office complex in the City of Roseville in Placer County. The term of the lease is five years expiring August 2006.

Suisun City Branch - Approximately 2,800 square feet located in an office complex in the City of Suisun City in Solano County. The term of the lease is five years expiring March 2007 with options to extend this lease for an additional ten years.

Downtown Sacramento Branch - Approximately 4,700 square feet located in a downtown office complex in the City of Sacramento in Sacramento County. The term of the lease is seven years expiring January 2009 with options to extend this lease for an additional ten years.

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

  QUARTER/YEAR                        HIGH                              LOW
  ------------                        ----                              ---

4th Quarter 2001                     $26.00                            $23.00
3rd Quarter 2001                     $23.00                            $17.10
2nd Quarter 2001                     $17.50                            $16.00
1st Quarter 2001                     $18.13                            $16.75

4th Quarter 2000                     $17.00                            $15.00
3rd Quarter 2000                     $16.00                            $14.50
2nd Quarter 2000                     $14.50                            $13.75
1st Quarter 2000                     $14.44                            $13.63

As of December 31, 2001, there were approximately 930 holders of record of the Company's common stock, no par value, which is the only class of equity securities authorized or issued.

In the last two years the Company has declared the following stock dividends:

   Shareholder                      Dividend                      Date
   Record Date                     Percentage                   Payable
   -----------                     ----------                   -------

February 28, 2001                        6%                  March 29, 2001

February 29, 2000                        6%                  March 31, 2000

The Company does not expect to pay a cash dividend in the foreseeable future.

There are regulatory limitations on cash dividends that may be paid by the Company under state and federal laws. See "Supervision and Regulation - Restrictions on Dividends and Other Distributions."

                        ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company's audited consolidated financial statements. The selected consolidated financial data set forth below as of December 31, 1998, and 1997 have been derived from the Bank's historical financial statements not included in this Report. The financial information for 2001, 2000 and 1999 should be read in conjunction "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is in Part I (Item 7) of this Report and with the Company's audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

              Summary of Operations for the year ended December 31,
              -----------------------------------------------------
               (in thousands, except share and per share amounts)

                                            2001            2000            1999            1998            1997
                                            ----            ----            ----            ----            ----
Interest Income and Loan Fees            $    29,524     $    28,857     $    25,135     $    23,453     $    22,022
Interest Expense                              (8,318)         (8,990)         (7,835)         (8,498)         (8,100)
                                         -----------     -----------     -----------     -----------     -----------
Net Interest Income                           21,206          19,867          17,300          14,955          13,922
Reversal and Recovery of
  (Provision for) Loan Losses                    308              --             800            (760)         (2,116)
                                         -----------     -----------     -----------     -----------     -----------
Net Interest Income after Reversal
  and Recovery of (Provision for)
  Loan Losses                                 21,514          19,867          18,100          14,195          11,806
Other Operating Income                         3,525           3,720           2,745           2,828           1,719
Other Operating Expense                      (16,936)        (15,886)        (14,641)        (12,797)        (11,369)
                                         -----------     -----------     -----------     -----------     -----------
Income before Taxes                            8,103           7,701           6,204           4,226           2,156
Provision for Taxes                           (2,774)         (2,658)         (2,121)         (1,225)           (426)
                                         -----------     -----------     -----------     -----------     -----------
Net Income                               $     5,329     $     5,043     $     4,083     $     3,001     $     1,730
                                         ===========     ===========     ===========     ===========     ===========

Basic Income Per Share                   $      1.57     $      1.43     $      1.12     $      0.82     $      0.47
                                         ===========     ===========     ===========     ===========     ===========

Diluted Income Per Share                 $      1.52     $      1.41     $      1.11     $      0.82     $      0.47
                                         ===========     ===========     ===========     ===========     ===========

Total Assets                             $   439,833     $   391,628     $   370,991     $   343,309     $   305,936
                                         ===========     ===========     ===========     ===========     ===========

Total Investments                        $    96,797     $   126,638     $   135,452     $   127,549     $   101,294
                                         ===========     ===========     ===========     ===========     ===========

Total Loans                              $   269,351     $   217,127     $   162,291     $   151,658     $   127,004
                                         ===========     ===========     ===========     ===========     ===========

Total Deposits                           $   391,815     $   349,779     $   335,630     $   309,303     $   279,089
                                         ===========     ===========     ===========     ===========     ===========

Total Equity                             $    41,556     $    36,537     $    32,073     $    31,784     $    26,846
                                         ===========     ===========     ===========     ===========     ===========

Weighted Average Shares of
   Common Stock outstanding
   Used for Basic Income Per
   Share Computation                       3,399,637       3,536,919       3,650,682       3,644,152       3,641,962
                                         ===========     ===========     ===========     ===========     ===========

Weighted Average Shares of
   Common Stock outstanding
   Used for Diluted Income Per
   Share Computation                       3,499,864       3,588,136       3,663,519       3,652,180       3,646,026
                                         ===========     ===========     ===========     ===========     ===========

Return on Average Total Assets                  1.30%           1.35%           1.16%           0.96%           0.62%

Net Income/Average Equity                      13.55%          15.45%          12.83%          10.49%           6.70%

Net Income/Average Deposits                     1.46%           1.49%           1.29%           1.06%           0.69%

Average Loans/Average Deposits                 66.96%          55.67%          51.04%          49.12%          55.98%

Average Equity to Average Total Assets          9.60%           8.74%           9.08%           9.18%           9.18%

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

Critical Accounting Policies and Estimates

First Northern Community Bancorp's (The Company) discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for loan losses, other real estate owned, investments and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for loan losses resulting from the inability to make required loan payments. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company invests in debt and equity securities. If the Company believes these securities have experienced a decline in value that is other than temporary, an investment impairment charge is recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby requiring an impairment charge in the future.

Prospective Accounting Pronouncements

In July 2001, the FASB issued Statement No.142, Goodwill and Other Intangible Assets. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 142 effective January 1, 2002. The adoption of Statement No. 142 will not have a material impact on the financial condition or operating results of the Company.

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

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The statement is required to be adopted for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of Statement No. 144 will not have a material impact on the financial condition or operating results of the Company.

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

          Distribution of Assets, Liabilities and Shareholders' Equity;
                    Interest Rates and Interest Differential

The following table summarizes the distribution, by amount (in thousands of dollars) and percentage, of the daily average assets, liabilities, and shareholders' equity of the Company for 2001, 2000 and 1999 (the data set forth is for the Bank in reporting of period prior to May 19, 2000). Average balances have been computed using daily balances. Tax-exempt income is not shown on a tax equivalent basis.

                                                     2001                            2000                           1999
                                          ---------------------------      -------------------------      -------------------------
                                            Average                         Average                        Average
                                            Balance         Percent         Balance        Percent         Balance        Percent
                                          ----------      -----------      ---------      ----------      ----------     ----------
ASSETS
------
Cash and Due From Banks                    $ 20,683           5.05%       $ 18,694           5.01%       $ 18,115           5.17%
Investment Securities:
   U.S. Government Securities                25,257           6.16%         33,117           8.87%         32,904           9.38%
   Obligations of States & Political
     Subdivisions                            63,551          15.51%         64,826          17.37%         66,096          18.84%
   Other Securities                          20,584           5.02%         33,348           8.93%         27,179           7.75%
Federal Funds Sold                           22,507           5.49%         20,267           5.43%         30,198           8.61%
Loans                                       243,858          59.51%        188,183          50.41%        161,246          45.97%
Other Assets                                 13,349           3.26%         14,857           3.98%         15,000           4.28%
                                           --------       --------        --------       --------        --------       --------
        Total Assets                       $409,789         100.00%       $373,292         100.00%       $350,738         100.00%
                                           ========       ========        ========       ========        ========       ========

LIABILITIES &
-------------
SHAREHOLDERS' EQUITY
--------------------
Deposits:
    Demand                                 $ 96,148          23.46%       $ 89,385          23.95%       $ 77,663          22.14%
    Interest-Bearing Transaction
    Deposits                                 41,892          10.22%         38,086          10.20%         35,620          10.16%
    Savings & MMDAs                         108,340          26.44%         99,908          26.76%         93,058          26.53%
    Time Certificates                       117,802          28.75%        110,669          29.65%        109,581          31.24%
Borrowed Funds                                4,393           1.07%          1,191           0.32%          1,020           0.29%
Other Liabilities                             1,886           0.46%          1,422           0.38%          1,962           0.56%
Shareholders' Equity                         39,328           9.60%         32,631           8.74%         31,834           9.08%
                                           --------       --------        --------       --------        --------       --------
TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY                       $409,789         100.00%       $373,292         100.00%       $350,738         100.00%
                                           ========       ========        ========       ========        ========       ========

1. Average Balances for Loans include nonaccrual loans and are net of the allowance for loan losses.

                              Net Interest Earnings
                              ---------------------
                       Average Balances, Yields and Rates
                       ----------------------------------
                            (In thousands of dollars)

                                              2001                              2000                             1999
                                 -------------------------------     ----------------------------    ------------------------------
                                                         Yields                           Yields                            Yields
                                             Interest    Earned/                Interest  Earned/                Interest   Earned/
                                 Average     Income/     Rates       Average    Income/   Rates      Average     Income/    Rates
Assets                           Balance     Expense      Paid       Balance    Expense    Paid      Balance     Expense     Paid
----------------------------     ---------   ---------   -------     ---------  --------  -------    ---------   --------   -------
Securities:
      U.S. Government            $ 25,257     $ 1,533     6.07%       $ 33,117  $  2,046   6.18%     $ 32,904    $  1,942    5.90%
      Obligations of States
      And Political
      Subdivisions/1/              63,551       3,860     6.07%         64,826     4,196   6.47%       66,096       4,128    6.25%
      Other Securities             20,584       1,304     6.34%         33,348     2,297   6.89%       27,179       1,630    6.00%
                                 --------     -------     ----        --------  --------   ----      --------    --------    ----

Total Investment Securities       109,392       6,697     6.12%        131,291     8,539   6.50%      126,179       7,700    6.10%

Federal Funds Sold                 22,507         643     2.86%         20,267     1,236   6.10%       30,198       1,497    4.96%

Loans/2/                          243,858      20,435     8.38%        188,183    18,112   9.62%      161,246      14,787    9.17%

Loan Fees                              --       1,749      .72%             --       970    .52%           --       1,151     .71%
                                 --------     -------     ----        --------  --------   ----      --------    --------    ----

Total Loans, Including
      Loan Fees                   243,858      22,184     9.10%        188,183    19,082  10.14%      161,246      15,938    9.88%
                                 --------     -------     ----        --------  --------   ----      --------    --------    ----

Total Earning Assets              375,757    $ 29,524     7.86%        339,741  $ 28,857   8.49%      317,623    $ 25,135    7.91%
                                              =======     ====                  ========   ====                  ========    ====

Cash and Due from Banks            20,683                               18,694                         18,115

Premises and Equipment              6,453                                6,228                          6,215

Interest Receivable
      and Other Assets              6,896                                8,629                          8,785
                                 --------                             --------                       --------

Total Assets                     $409,789                             $373,292                      $ 350,738
                                 ========                           =========                       =========

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

                                 Continuation of
                                 ---------------
                              Net Interest Earnings
                              ---------------------
                       Average Balances, Yields and Rates
                            (In thousands of dollars)

                                           2001                                2000                                1999
                               ------------------------------     --------------------------------     -----------------------------

                                                     Yields                                Yields                            Yields
                                           Interest  Earned/                     Interest  Earned/                Interest   Earned/
Liabilities and                Average     Income/    Rates        Average       Income/   Rates       Average    Income/    Rates
Shareholders' Equity           Balance     Expense    Paid         Balance       Expense    Paid       Balance    Expense     Paid
----------------------------   ---------   -------   --------     ----------     --------  -------     --------   --------   -------
Interest-Bearing Deposits:
       Interest-Bearing
          Transaction
          Deposits             $ 41,892   $   411      0.98%      $  38,086      $   593    1.56%      $ 35,620   $   526     1.48%

       Savings & MMDAs          108,340     2,151      1.99%         99,908        2,804    2.81%        93,058     2,347     2.52%

       Time Certificates        117,802     5,550      4.71%        110,669        5,523    4.99%       109,581     4,914     4.49%
                               --------   -------      ----       ---------      -------    ----       --------   -------     ----

Total Interest-Bearing

       Deposits                 268,034     8,112      3.03%        248,663        8,920    3.59%       238,259     7,787     3.27%

Borrowed Funds                    4,393       206      4.69%          1,191           70    5.88%         1,020        48     4.71%
                               --------   -------      ----       ---------      -------    ----       --------   -------     ----

Total Interest-Bearing
       Deposits and Funds       272,427     8,318      3.05%        249,854        8,990    3.60%       239,279     7,835     3.27%

       Demand Deposits           96,148        --        --          89,385           --      --         77,663        --       --
                               --------   -------      ----       ---------      -------    ----       --------   -------     ----

Total Deposits and
       Borrowed Funds           368,575   $ 8,318      2.26%        339,239      $ 8,990    2.65%       316,942   $ 7,835     2.47%
                               --------   =======      ====       ---------      =======    ====       --------   =======     ====

Accrued Interest and
       Other Liabilities          1,886                               1,422                               1,962

Shareholders' Equity             39,328                              32,631                              31,834
                               --------                           ---------                            --------

Total Liabilities and
       Shareholders' Equity    $409,789                           $ 373,292                            $350,738
                               =========                          ==========                           ========

Net Interest Income and
       Net Interest Margin/1/             $21,206      5.64%                     $19,867    5.85%                 $17,300     5.45%
                                          =======                                =======                          =======

Net Interest Spread/2/                                 4.81%                                4.89%                             4.64%

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

                               Analysis of Changes
                               -------------------
                     in Interest Income and Interest Expense
                     ---------------------------------------
                            (In thousands of dollars)

Following is an analysis of changes in interest income and expense (in thousands of dollars) for 2001 over 2000 and 2000 over 1999. Changes not solely due to rate or volume have been allocated proportionately to rate and volume.

                                                      2001 Over 2000                                   2000 Over 1999
                                            ---------------------------------------         --------------------------------------
                                            Volume           Rate           Change          Volume           Rate           Change
                                            -------         -------         -------         -------         -------        -------
Increase (Decrease) in
      Interest Income:

         Loans                              $ 4,116         $(1,793)        $ 2,323         $ 2,570         $   755        $ 3,325

         Investment Securities               (1,364)           (478)         (1,842)            320             519            839

         Federal Funds Sold                     156            (749)           (593)           (866)            605           (261)

         Loan Fees                              779              --             779            (181)             --           (181)

                                            -------         -------         -------         -------         -------        -------
                                            $ 3,687         $(3,020)        $   667         $ 1,843         $ 1,879        $ 3,722
                                            =======         =======         =======         =======         =======        =======

Increase (Decrease) in
      Interest Expense:

         Deposits:
              Interest-Bearing
                Transaction Deposits        $    66         $  (248)        $  (182)        $    38         $    29        $    67

              Savings & MMDAs                   266            (919)           (653)            178             279            457

              Time Certificates                 216            (189)             27              51             558            609

         Borrowed Funds                         147             (11)            136               9              13             22
                                            -------         -------         -------         -------         -------        -------
                                            $   695         $(1,367)        $  (672)        $   276         $   879        $ 1,155
Increase (Decrease) in                      -------         -------         -------         -------         -------        -------
      Net Interest Income:                  $ 2,992         $(1,653)        $ 1,339         $ 1,567         $ 1,000        $ 2,567
                                            =======         =======         =======         =======         =======        =======

                              INVESTMENT PORTFOLIO

                      Composition of Investment Securities

The mix of investment securities at December 31, for the previous three fiscal years is as follows (amounts in thousands of dollars):

                                                    2001           2000           1999
                                                 -------        -------        -------
Investment securities available for sale:
U.S. Treasury Securities                         $ 2,548          5,550         14,986

Securities of U.S. Government
  Agencies and Corporations                       18,355         22,676         20,867

Obligations of State &
  Political Subdivisions                          58,868         65,230         65,950

Mortgage Backed Securities                        12,523          7,645          9,995

Other Bonds, Notes and Debentures                  4,503         25,537         23,654
                                                 -------        -------        -------

           Total Investments                     $96,797        126,638        135,452
                                                 =======        =======        =======

                       Maturities of Investment Securities

The following table is a summary of the relative maturities (in thousands of dollars) and yields of the Company's investment securities as of December 31, 2001. The yields on tax-exempt securities are shown on a tax equivalent basis.

                               Period to Maturity
                               ------------------

                                                                              After One But                 After Five But
                                             Within One Year                Within Five Years              Within Ten Years
                                       --------------------------       ------------------------       --------------------------
Security                                 Amount          Yield           Amount         Yield            Amount          Yield
--------                               ----------      ----------       -------       ----------       ----------      ----------
U.S. Treasury Securities               $    1,509            6.42%      $ 1,039             5.70%      $       --              --
Securities of U.S. Government
  Agencies and Corporations                 2,017            5.24%       14,293             6.39%           2,045            5.36%
Obligations of State &
  Political Subdivisions                    2,358            8.58%       23,960             7.26%          27,078            7.06%
Mortgage Backed Securities                     --              --        12,523             5.43%              --              --
Other Bonds, Notes and Debentures              --              --         1,932             6.99%              --              --
                                       ----------      ----------       -------       ----------       ----------      ----------
TOTAL                                  $    5,884            6.88%      $53,747             6.56%      $   29,123            6.94%
                                       ==========      ==========       =======       ==========       ==========      ==========

                                             After Ten Years                      Total
                                       --------------------------       ------------------------
Security                                  Amount          Yield          Amount         Yield
--------                               ----------      ----------       -------       ----------
U.S. Treasury Securities               $       --      $       --         2,548             6.13%
Securities of U.S. Government
  Agencies and Corporations                    --              --        18,355             6.15%
Obligations of State &
  Political Subdivisions                    5,472            7.30%       58,868             7.22%
Mortgage Backed Securities                     --              --        12,523             5.43%
Other Bonds, Notes and Debentures           2,571            7.75%        4,503             7.42%
                                       ----------      ----------       -------       ----------

TOTAL                                  $    8,043            7.44%      $96,797             6.77%
                                       ==========      ==========       =======       ==========

            Securities Exceeding Ten Percent of Stockholders' Equity
            --------------------------------------------------------

The Company held no investment securities of a single issuer that had an aggregate book value that exceeded ten percent of stockholder's equity at December 31, 2001.

                                 LOAN PORTFOLIO
                                 --------------

                              Composition of Loans
                              --------------------

The mix of loans, net of deferred origination fees and allowance for loan losses at December 31, for the previous five fiscal years is as follows (amounts in thousands of dollars) includes loans held for sale:

                                                                       December 31,
                                ------------------------------------------------------------------------------------------
                                          2001                            2000                            1999
                                ------------------------         ------------------------         ------------------------
                                Balance         Percent          Balance         Percent          Balance         Percent
                                --------        --------         --------        --------         --------        --------
Commercial                      $ 91,404            34.0%        $ 82,714            38.1%        $ 57,799            35.5%
Agricultural                      26,230             9.7%          23,288            10.7%          21,951            13.5%
Real Estate Mortgage              43,994            16.3%          48,963            22.6%          42,796            26.3%
Real Estate Construction         101,125            37.6%          54,634            25.2%          34,235            21.0%
Installment                        6,598             2.4%           7,528             3.4%           6,150             3.7%
                                --------        --------         --------        --------         --------        --------

TOTAL                           $269,351           100.0%        $217,127           100.0%        $162,931           100.0%
                                ========        ========         ========        ========         ========        ========

                                          1998                             1997
                                ------------------------         ------------------------
                                 Balance         Percent          Balance        Percent
                                --------        --------         --------        --------

Commercial                      $ 42,659            28.1%        $ 43,885            34.5%
Agricultural                      21,709            14.3%          21,612            17.0%
Real Estate Mortgage              41,458            27.3%          24,450            19.3%
Real Estate Construction          40,059            26.4%          30,628            24.1%
Installment                        5,774             3.9%           6,429             5.1%
                                --------        --------         --------        --------

TOTAL                           $151,659           100.0%        $127,004           100.0%
                                ========        ========         ========        ========

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

As shown in the comparative figures for loan mix during 2001, total loans increased as a result of increases in commercial loans, agricultural loans and real estate construction loans, which were partially offset by decreases in real estate mortgage loans and installment loans. The amounts of all loan categories increased in 2000.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

Loan maturities of the loan portfolio at December 31, 2001 are as follows (amounts in thousands of dollars):

                                          Fixed         Variable
            Maturing                       Rate           Rate            Total
---------------------------------        -------        --------        --------
Within one year                          $46,443        $ 88,310        $134,753
After one year through five years         19,116          27,086          46,202
After five years                          27,557          60,839          88,396
                                         -------        --------        --------

Total                                    $93,116        $176,235        $269,351
                                         =======        ========        ========

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

The following table shows the aggregate amounts of assets (in thousands of dollars) in each category at December 31, for the years indicated:

                                            2001   2000   1999     1998     1997
                                          ------   ----   ----   ------   ------

Nonaccrual Loans                          $  530   $742   $528   $1,702   $2,064
90 Days Past Due But Still Accruing           54      0      2      330      983
                                          ------   ----   ----   ------   ------
   Total Nonperforming Loans                 584    742    530    2,032    3,047

Other Real Estate Owned, Net                  --     --     --      906    1,821
                                          ------   ----   ----   ------   ------
Nonaccrual Debt Securities                   837     --     --       --       --
                                          ------   ----   ----   ------   ------
   Total Nonperforming Assets             $1,421   $742   $530   $2,938   $4,868
                                          ======   ====   ====   ======   ======

Performing Restructured Loans             $   --   $ --   $ --   $   --   $   --
                                          ======   ====   ====   ======   ======

If interest on nonaccrual loans had been accrued, such income would have approximated $52,000, $91,000, and $32,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Income actually recognized for these loans approximated $22,000, $64,000 and $50,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

There was a $679,000 increase in nonperforming assets for 2001 over 2000. At December 31, 2001, nonperforming assets included one nonaccrual installment loan totaling $5,000 and nine nonaccrual commercial loans totaling $525,000. Additional non-performing assets included two loans past due more than 90 days totaling $54,000 and one nonaccrual debt security totaling $837,000. There were no Other Real Estate Owned ("OREO") properties at December 31, 2001.

Potential Problem Loans
-----------------------

In addition to the nonperforming assets described above, the Bank's Branch Managers each month submit to the Loan Committee of the Board of Directors a report detailing the status of classified loans and those loans that are past due over sixty days. Also included in the report are those loans that are not necessarily past due, but the branch manager is aware of problems with these loans, which may result in a loss.

In addition, the Monthly Allowance for Loan Loss Analysis Report is prepared based on Problem Loan/Possible Loss Reports, internal loan grading, regulatory classifications and loan review classifications and is reviewed by the Management Loan Committee of the Bank. The Management Loan Committee of the Bank reviewed the report, dated December 31, 2001, on January 15, 2002. This report included any nonperforming loan reported in the table on the previous page, if that loan continued to be considered a problem loan or had some potential for loss. A total of forty-four loans with an aggregate balance of $9,829,000 were reported. Thirty-one of the forty-three loans with an aggregate balance of $9,308,000 were deemed by management to be fully collectable. Twelve of the loans totaling $521,000 may have some loss potential which management believes is sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses). The ratio of the Allowance for Loan Losses to total loans at December 31, 2001 was 2.74%.

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

                    Analysis of the Allowance for Loan Losses
                    -----------------------------------------
                            (In Thousands of Dollars)

                                                  2001        2000        1999        1998        1997
                                                -------     -------     -------     -------     -------
Balance at Beginning of Period                  $ 7,228     $ 7,825     $ 8,144     $ 7,356     $ 8,403
(Reversal and Recovery of) Provision for Loan
Losses                                             (308)         --        (800)        760       2,116
Loans Charged-Off:
   Commercial                                      (113)       (819)       (106)       (635)     (2,634)
   Real Estate Mortgage                              --          --         (40)        (47)       (968)
   Installment Loans to Individuals                 (41)        (33)        (11)       (100)        (24)
                                                -------     -------     -------     -------     -------

        Total Charged-Off                          (154)       (852)       (157)       (782)     (3,626)
                                                -------     -------     -------     -------     -------

Recoveries:
   Commercial                                       138         221         171         786         127
   Real Estate Mortgage                              --          --         438           6         330
   Installment Loans to Individuals                  22          34          29          18           6
                                                -------     -------     -------     -------     -------

        Total Recoveries                            160         255         638         810         463
                                                -------     -------     -------     -------     -------

Net Recoveries (Charge-Offs)                          6        (597)        481          28      (3,163)

Balance at End of Period                        $ 6,926     $ 7,228     $ 7,825     $ 8,144     $ 7,356
                                                =======     =======     =======     =======     =======

Ratio of Net Recoveries (Charge-Offs)
   During the period to Average Loans
   Outstanding During the Period                  (0.00%)     (0.32%)      0.30%       0.02%      (2.24%)
                                                =======     =======     =======     =======     =======

                   Allocation of the Allowance for Loan Losses
                   -------------------------------------------

The Allowance for Loan Losses (the "Reserve") has been established as a general reserve available to absorb possible future losses throughout the Loan Portfolio. The following table is an allocation of the Reserve balance on the dates indicated (amounts in thousands of dollars):

                                    December 31, 2001                    December 31, 2000                  December 31, 1999
                             --------------------------------   --------------------------------    --------------------------------
                              Allocation of     Loans as a %      Allocation of    Loans as a %       Allocation of    Loans as a %
                             Reserve Balance   of Total Loans   Reserve Balance   of Total Loans    Reserve Balance   of Total Loans
                             ---------------   --------------   ---------------   --------------    ---------------   --------------
Loan Type:

  Commercial                     $  5,483           43.67%          $  5,957           48.82%           $  6,260          48.95%

  Real Estate Mortgage                320           16.33%               361           22.55%                391          26.27%

  Real Estate Construction            737           37.55%               795           25.16%              1,028          21.01%

  Installment                         386            2.45%               115            3.42%                146           3.69%

  Other Loans                          --            0.00%                --            0.05%                 --           0.08%
                                 --------        --------           --------        --------            --------       --------

        Total                    $  6,926          100.00%          $  7,228          100.00%           $  7,825         100.00%
                                 ========        ========           ========        ========            ========       ========

                                    December 31, 1998                    December 31, 1997
                             --------------------------------   --------------------------------
                              Allocation of     Loans as a %      Allocation of    Loans as a %
                             Reserve Balance   of Total Loans   Reserve Balance   of Total Loans
                             ---------------   --------------   ---------------   --------------
Loan Type:

  Commercial                     $  6.397           42.45%          $  5,885           51.56%

  Real Estate Mortgage                689           27.33%               441           19.25%

  Real Estate Construction            916           26.41%               890           24.12%

  Installment                         142            3.61%               140            4.79%

  Other Loans                          --            0.20%                --            0.28%
                                 --------        --------           --------        --------

        Total                    $  8,144          100.00%          $  7,356          100.00%
                                 ========        ========           ========        ========

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

                                    DEPOSITS
                                    --------

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (amounts in thousands of dollars):

                                                     2001                          2000                           1999
                                           -----------------------        -----------------------        -----------------------
                                            Average       Average         Average        Average         Average        Average
                                            Amount          Rate           Amount          Rate           Amount          Rate
                                           --------       --------        --------       --------        --------       --------
Deposit Type:
  Noninterest-Bearing Demand               $ 96,148             --        $ 89,385             --        $ 77,663           --

  Interest-Bearing Demand (NOW)            $ 41,892           0.98%       $ 38,086           1.56%       $ 35,620         1.48%

  Savings and MMDAs                        $108,340           1.99%       $ 99,908           2.81%       $ 93,058         2.52%

  Time                                     $117,802           4.71%       $110,669           4.99%       $109,581         4.49%

The following table sets forth by time remaining to maturity the Bank's time deposits in the amount of $100,000 for more (in thousands of dollars) as of December 31, 2001:

                                                                            2001
                                                                         -------
Three months or less                                                     $28,110

Over three months through twelve months                                   24,918

Over twelve months                                                         2,586
                                                                         -------

      Total                                                              $55,614
                                                                         =======

                         Supplemental Compensation Plans
                         -------------------------------

On July 19, 2001, the Company and the Bank approved a salary continuation and related split dollar plan for certain officers for the provision of death, disability and retirement benefits. The Salary Continuation Plan is intended to provide certain officers with an annual benefit for 10 years at the normal retirement age of 65. This is a non-qualified plan funded with bank owned life insurance policies taken on the life of the officer with a split-dollar endorsement to provide officer's survivor with a tax-free distribution. The Company will accrue for the compensation based on anticipated years of service and the vesting schedule. The Salary Continuation benefits will be funded by benefit accruals under the plan in the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $3,500,000, which is reported in other assets.

On July 19, 2001, the Company and the Bank approved a director retirement plan and related split dollar plan for all directors for the provision of death, disability and retirement benefits. The director retirement plan is intended to provide directors with an annual benefit of $15,000 for 10 years at the normal retirement age of 65. This is a non-qualified plan funded with bank owned life insurance policies taken on the life of the director with a split-dollar endorsement to provide director's survivor with a tax-free distribution. The Company will accrue for the retirement benefit based on anticipated years of service and the vesting schedule. The director retirement benefits will be funded by benefit accruals under the plan in the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,760,000, which is reported in other assets.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan--2001 Executive Deferral Plan previously called "1995 Executive Deferral Plan" for certain officers to provide them the ability to make elective deferrals of compensation due to tax-law limitations on benefit levels under qualified plans. Deferred amounts earn interest at an annual rate determined by the Bank's Board. The plan is a nonqualified plan funded with bank owned life insurance policies taken on the life of the officer. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125,000, which is reported in other assets. The Bank is the beneficiary and owner of the policies.

                              SHORT-TERM BORROWINGS
                              ---------------------

Short term-borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank ("FHLB") secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as investment and mortgage-backed securities and mortgage loans. The line is limited to Company's maximum borrowing capacity ("MBC") with the FHLB, which is based on a percentage of qualifying collateral assets. At December 31, 2001, the MBC was approximately $109,950. Interest accrues daily on the line based on the rate of FHLB discount notes. This rate resets each day. Short-term advances are issued with maturities less than one year based on the FHLB's current cost of funds rate. There are no prepayment or commitment fees; however, the FHLB has the right to reduce or terminate the line at anytime without prior notice. The Company also has unsecured formal lines of credit totaling $15,000,000 with correspondent banks and borrowing capacity of $4,250,000 with the Federal Reserve Bank and $9,750,000 with the State of California which are secured with qualifying collateral such as investment securities.

There were no short-term borrowings outstanding at December 31, 2001 and 2000.

                              LONG-TERM BORROWINGS
                              --------------------

Long-term debt at December 31, 2001, consisted entirely of a 5.29 percent fixed-rate, amortizing advance from the FHLB. This advance matures on March 15, 2006. The scheduled principal payments on the note for the next five years total $48,146 in 2001, $67,503 in 2002, $71,488 in 2003, $75,709 in 2004, $80,180 in
2005 and $3,156,972 in 2006. The prepayment fee applicable to the advance is equal to the present value of the cash flow differences between the initial matched maturity rate and the current matched maturity rate, plus the present value of 5 basis points per annum, with both applied against the remaining principal balance amortization schedule of the Advance amount being repaid. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities. The purpose of the advance was to offset the interest rate risk associated with a loan with similar payment characteristics.

                              Results of Operations
                              ---------------------

      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
      ---------------------------------------------------------------------

Net income for the year ended December 31, 2001, was $5,329,000, representing an increase of $286,000, or 6% over net income of $5,043,000 for the year ended December 31, 2000. The increase in net income is principally attributable to a $1,339,000 increase in net interest income, which increase includes a $308,000 reversal of provision for loan losses and was partially offset by a decrease of $195,000 in other operating income, a $1,030,000 increase in salaries and employee benefits, and a $144,000 increase in data processing expenses.

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

                               Net Interest Income
                               -------------------

Net interest income is the excess of interest and fees earned on the Bank's loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds. It is primarily affected by the yields on the Bank's interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period. The $1,339,000 increase in the Bank's net interest income in 2001 from 2000, and the $2,567,000 increase in 2000 from 1999 were due to the combined effects of interest rates, volume and mix of loans and deposits. The "Analysis of Changes in Interest Income and Interest Expense" set forth on Page 21 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume. Another factor that contributed to the increase in net interest income was the earning asset to total asset ratio. This ratio was 91.7% in 2001, 91.0% in 2000 and 90.6% in 1999.

Interest income on loans (including loan fees) was $22,184,000 for 2001, representing an increase of approximately $3,102,000, or 16.3% from $19,082,000 for 2000. This compared to an increase in 2000 of approximately $3,144,000 or 19.7% more than loan interest income earned in 1999. The increased interest income on loans in 2001 over 2000 was the result of a 29.59% increase in loan volume and a 124 basis point decrease in loan interest rates, which was partially offset by an increase of approximately $779,000 in loan fees. As noted, loan fee comparisons were impacted by net increases in deferred loan fees of $340,000 in 2001 and $259,000 in 2000.

Average outstanding federal funds sold fluctuated during this period, ranging from 22,507,000 in 2001 to $20,267,000 in 2000 and $30,198,000 in 1999. At
year-end 2001 federal funds sold were $37,420,000. Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations. Interest rates on federal funds sold in 2001 generally provided lower yields, compared to investment securities rates, than in 2000. Federal funds sold yields were 2.86% and 6.10% for 2001 and 2000, respectively. Investment securities yields were 6.12% and 6.50% for 2001 and 2000, respectively.

The average total level of investment securities decreased $21,899,000 in 2001. The level of securities interest income attributable to investment securities decreased to $6,697,000 in 2001 from $8,539,000 for 2000, due to the effects of interest rates and volume. The Bank's strategy for this period has emphasized the use of the investment portfolio to maintain the Bank's increasing loan demand. The Bank continues to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide high cash flow for reinvestment in a higher interest rate instrument.

The average total level of investment securities increased $5,112,000 in 2000, with increases in the other securities category of $6,169,000 and in U.S. Government securities of $213,000 and decreases in Obligations of States and Political Subdivisions of $1,270,000. The level of securities interest income attributable to investment securities increased to $8,539,000 in 2000 from $7,700,000 for 1999, primarily because of the larger volume of investments.

Total interest expense decreased to $8,318,000 in 2001 from $8,990,000 in 2000, and increased to $8,990,000 in 2000 from $7,835,000 in 1999, representing a 7.5% decrease in 2001 over 2000 and a 14.7% increase in 2000 over 1999. Changes in interest expense in 2001 from 2000 were primarily from changes in rates and volume of total deposits, and changes in the mix of deposits. The decrease in total interest expense from 2001 to 2000 was primarily due to decreases in interest rates paid on deposits. The increase in total interest expense in 2000 is primarily due to a combination of increases in deposits and interest rates in 2000. The mix of deposits for the previous three years is as follows (amounts are in thousands of dollars):

                                             2001                        2000                         1999
                                   ----------------------       ----------------------       ----------------------
                                    Average                      Average                      Average
                                    Balance      Percent         Balance       Percent        Balance       Percent
Noninterest-Bearing Demand         $ 96,148          26.4%      $ 89,385          26.4%      $ 77,663          24.5%

Interest-Bearing Demand (NOW)        41,892          11.5%        38,086          11.3%        35,620          11.3%

Savings and MMDAs                   108,340          29.8%        99,908          29.6%        93,058          29.5%

Time                                117,802          32.3%       110,669          32.7%       109,581          34.7%
                                   --------      --------       --------      --------       --------      --------

    Total                          $364,182         100.0%      $338,048         100.0%      $315,922         100.0%
                                   ========      ========       ========      ========       ========      ========

--------------------------------------------------------------------------------

The three years ended December 31, 2001 have been characterized by fluctuating interest rates. Loan rates and deposit rates both decreased in 2001 and 1999, while loan rates and deposit rates both increased in 2000. The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds decreased 25 basis points in the period from 1999 to 2000 and decreased 8 basis points in the period from 2000 to 2001.

The Bank's net interest margin (net interest income divided by average earning assets) was 5.64% in 2001, 5.85% in 2000 and 5.45% in 1999.

                            Provision for Loan Losses
                            -------------------------

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectibility of the loan portfolio. Based on this evaluation the provision was adjusted in 2001 and there was no provision for loan losses in 2000. The ($308,000) adjustment in 2001 was made because of improved market conditions and loan quality in the Bank's loan portfolio. The amount of loans charged-off decreased in 2001 to $154,000 from $852,000 in 2000 and recoveries decreased to $160,000 in 2001 from $255,000 in 2000. The ratio of the allowance for loan losses to total loans at December 31, 2001 was 2.74%. The ratio of the allowance for loan losses to total nonaccrual loans and loans past due 90 days or more at December 31, 2001 was 1,186% compared to 974% at December 31, 2000.

The provision for loan losses increased to $0 in 2000 from a ($800,000) reversal in 1999, primarily as a result of the ($800,000) reversal made because of improved market conditions and loan quality in the Bank's loan portfolio in fiscal year ended December 31, 1999. The amount of loans charged-off increased in 2000 to $852,000 from $157,000 in 1999, and recoveries decreased to $255,000 in 2000 from $638,000 in 1999. The ratio of the allowance for loan losses to total loans at December 31, 2000 was 3.4%. The ratio of the allowance for loan losses to total nonaccrual loans and loans past due 90 days or more at December 31, 2000 was 974% compared to 1,476% at December 31, 1999.

                      Other Operating Income and Expenses
                      -----------------------------------

Other operating income consisted primarily of service charges on deposit accounts, net realized gains on available for sale securities and loans held for sale, and other miscellaneous income. Service charges on deposit accounts increased $170,000 in 2001 over 2000, and $290,000 in 2000 over 1999. The increase in 2001 was due, for the most part, to increased nonsufficient funds and overdraft fees. Net realized gains on loans held for sale increased $327,000 in 2001 over 2000 and decreased $42,000 in 2000 over 1999. The increase in 2001 was due, for the most part, to increased activity in the secondary mortgage area. Other miscellaneous income increased $241,000 in 2001 over 2000 and increased $183,000 in 2000 over 1999. The increase in 2001 was mainly due to interest earned on bank-owned life insurance and VISA check card income. Net realized gain on the sale of other real estate owned increased $562,000 in 2000 over 1999, due to recognition of a gain on sale of other real estate owned.

The Bank realized net losses of $236,000 on investment securities (primarily attributed to an other than temporary market value decline in a Pacific Gas and Electric Company security that matures on October 17, 2003), and net gains of $44,000 in 2000, $62,000 in 1999.

Other operating expenses consist of salaries and employee benefits, occupancy and equipment expense and other operating expenses. Other operating expenses increased to $16,936,000 in 2001 from $15,886,000 in 2000, and increased to $15,886,000 in 2000 from $14,641,000 in 1999, representing an increase of $1,050,000, or 6.6% in 2001 over 2000, and an increase of $1,245,000, or 8.5% in
2000 over 1999.

Following is an analysis of the increase or decrease in the components of other operating expenses (amounts are in thousands of dollars):

                                     2001 over 2000            2000 over 1999
                                 ---------------------      -------------------
                                  Amount       Percent      Amount      Percent
                                 -------       -------      -------     -------
Salaries and Employee Benefits   $ 1,030          11.0%     $   762         8.9%

Occupancy and Equipment               20           0.8%          17         0.7%

Data Processing                      144          32.0%          12         2.7%

Stationery and Supplies              (17)         (3.3%)        157        44.1%

Advertising                          (87)        (22.4%)        110        39.6%

Directors Fees                       (13)        (10.2%)         15        13.4%

Other Expense                        (27)         (1.0%)        172         6.7%
                                 -------       -------      -------     -------

     Total                         1,050           6.6%       1,245         8.5%
                                 =======       =======      =======     =======

In 2001, salaries and employee benefits increased $1,030,000 to $10,354,000 from $9,324,000 for 2000. This increase was due, for the most part, to increases in number of employees associated with opening new branches and offices and commissions paid for increased real estate loan originations, which was partially offset by a decrease in incentive compensation. Increases in the data processing area were attributed to increased emphasis on Internet-related products and security services and network improvements. The decrease in incentive compensation was due to increased goals for 2001 as compared to 2000.

In 2000, salaries and employee benefits increased $762,000 to $9,324,000 from $8,562,000 for 1999. This increase was due, for the most part, to increases in number of employees, profit sharing contributions and incentive compensation. The increases in other miscellaneous expenses were due to increased marketing expenses, contributions and legal fees.

                                  Income Taxes
                                  ------------

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of tax shelter provided by nontaxable earnings. In 2001, taxes increased $116,000 to $2,774,000 from $2,658,000 for
2000. In 2000, taxes increased $537,000 to $2,658,000 from $2,121,000 for 1999.
The Bank's effective tax rate was 34%, 35% and 34% for the years ended December 31, 2001, 2000 and 1999, respectively. Nontaxable municipal bond income was $1,105,000, $1,201,000 and $1,447,000 for the years ended December 31, 2001,
2000, and 1999, respectively.

         Liquidity, Off-Balance Sheet Arrangements and Capital Resources
         ---------------------------------------------------------------

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and any borrowing requirements. The Bank's principle sources of liquidity are core deposits and loan and investment payments and prepayments. Providing a secondary source of liquidity is the available-for sale investment portfolio. As a final source of liquidity, the Bank can exercise existing credit arrangements.

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

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held for sale) to deposits. This ratio was 68.7% on December 31, 2001, 62.1% on December 31, 2000, and 48.5% on December 31, 1999. At December 31, 2001, the Bank's ratio of core deposits to total assets was 76% and 78% at the end of 2000. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank's liquidity position improved in 2001. The improvement is best illustrated by the change in the Bank's net non-core and net short-term non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets. At December 31, 2001, the Bank's net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was 4.14%, compared to 6.75% in 2000. The Bank's net short-term non-core funding dependence ratio, non-core funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled 2.45% at the end of 2001, compared to 6.12% at year-end 2000. These ratios indicated at December 31, 2001, the Bank had minimal reliance on non-core deposits and borrowings to fund the Bank's long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth. The Bank's liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonable likely to result in material changes with respect to the Bank's liquidity.

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

Financial instruments, whose contract amounts represent credit risk at December 31, are as follows:

                                                         2001             2000
                                                       --------           ------

Undisbursed loan commitments                           $116,385           83,212
Standby letters of credit                                 1,993            2,912
Commitments to sell loans                                 4,946               --
                                                       --------           ------

                                                       $123,324           86,124
                                                       ========           ======

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

The Bank expects its liquidity position to remain strong in 2002 as the Bank continues to grow into existing and new markets. However, the recent drops in the Dow Jones Industrial Average and the NASDAQ-Registered Trademark- Composite did strengthen the Bank's liquidity position with the inflow of deposits. Should the stock market rebound, the bank may experience some outflow of deposits in favor of the stock market. Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2002.

The Bank believes a strong capital position is essential to the Bank's continued growth and profitability. A solid capital base provides depositors and stockholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2001, stockholders' equity totaled $41.6 million, an increase of $5.1 million from $36.5 million at December 31, 2000. A fundamental source of capital is earnings retention. Net income of $5.3 million, in 2001, offset partially by stock repurchases of $2.3 million was the primary factor contributing to the increase. Also affecting capital in 2001 was other comprehensive income of $1.5 million, consisting entirely of unrealized gains on investment securities available-for-sale. Tier 1 Leverage Capital ratio for 2001 is 8.7% and 9.2% in 2000.

In 2000, the Board of Directors approved a stock repurchase program for the retirement of shares equivalent to 10% of the Company's equity over a rolling 12 month period. The stock repurchase program expires April 30, 2002. During 2001, the Bank paid $2.5 million in dividends to the Company to repurchase nearly 4 percent of the outstanding shares. The amount of such dividend is subject to regulatory limitations. The purpose of the stock repurchase program is to give management the ability to more effectively manage capital and create liquidity for shareholders who want to sell their stock and from time to time is a prudent use of excess capital.

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

             Interest Rate Sensitivity Analysis at December 31, 2001

------------------------------------------------------------------------------------------------------------------------------
                                                Expected Maturity/Repricing/Principal Payment             Total         Fair
                                        Within 1         1 Year to        3 Years to       After
In Thousands                              Year           3 Years           5 Years         5 Years       Balance        Value
------------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold                       37,420               --               --               --        37,420        37,420
   Average interest rate                   1.75%              --               --               --          1.75%
Fixed rate investments                    5,884           22,036           31,711           37,166        96,797        96,797
   Average interest rate                   6.88%            6.56%            6.56%            7.05%         6.77%
Fixed rate loans (1)                     21,369            9,319            9,797           27,557        68,042        67,726
   Average interest rate                   7.71%            8.78%            8.48%            7.89%         8.04%
Variable rate loans (1)                  98,310           16,603           10,483           60,839       176,235       175,566
   Average interest rate                   6.08%            6.19%            6.20%            7.80%         6.69%
Loans held for sale                      25,074               --               --               --        25,074        25,074
   Average interest rate                   6.76%              --               --               --          6.76%

Interest-Sensitive Liabilities:
NOW account deposits (2)                 12,675           11,020            8,816           11,572        44,083        44,083
   Average interest rate                   0.10%            0.10%            0.10%            0.10%         0.10%
Money market deposits (2)                19,672           16,394           16,394           13,114        65,574        65,574
   Average interest rate                   0.50%            0.50%            0.50%            0.50%         0.50%
Savings deposits (2)                     18,859           10,783           13,478           10,783        53,903        53,903
   Average interest rate                   0.50%            0.50%            0.50%            0.50%         0.50%
Certificates of deposit                 115,530            6,142            1,485              154       123,311       124,486
   Average interest rate                   3.36%            4.86%            5.41%            2.64%         3.45%

Interest-Sensitive Off-Balance
Sheet Items:
Commitments to lend                          --               --               --               --       116,385           873
Standby letters of credit                    --               --               --               --         1,993            20
Commitments to sell loans                    --               --               --               --         4,946            20
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

At December 31, 2001, federal funds sold of $37.4 million with a yield of 1.75% and investments of $5.9 million with a weighted-average, tax-equivalent yield of 6.88% were scheduled to mature within one year. In addition, net loans of $144.8 million with a weighted-average yield of 6.44% were scheduled to mature or reprice within the same timeframe. Overall, interest-earning assets scheduled to mature within one year totaled $188.1 million with a weighted-average, tax-equivalent yield of 5.20%. With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits, of $51.2 million with a weighted-average cost of 0.40% were scheduled to mature with in one year. In addition, certificates of deposit totaling $115.7 million with a weighted-average cost of 3.36% were scheduled to mature in the same timeframe. Total interest-bearing liabilities scheduled to mature within one year equaled $166.9 million with a weighted-average rate of 2.44%.

Historical withdrawal patterns with respect to interest-bearing and noninterest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates and repricing dates, which may materially differ from actual results due to prepayments.

             Interest Rate Sensitivity Analysis at December 31, 2000

------------------------------------------------------------------------------------------------------------------------------
                                                Expected Maturity/Repricing/Principal Payment             Total         Fair
                                        Within 1         1 Year to        3 Years to       After
In Thousands                              Year           3 Years           5 Years         5 Years       Balance        Value
------------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold                      10,000              --              --              --          10,000          10,000
   Average interest rate                  6.50%             --              --              --            6.50%
Fixed rate investments                  11,090          36,361          27,810          51,377         126,638         126,638
   Average interest rate                  6.67%           6.81%           6.81%           6.98%           6.87%
Fixed rate loans (1)                     6,589           8,071           6,274          57,208          78,142          70,986
   Average interest rate                  7.80%           7.30%           7.33%           8.33%           8.10%
Variable rate loans (1)                 65,947           6,724          45,551          14,178         132,400         132,400
   Average interest rate                 10.22%           8.76%           9.77%           8.79%           9.84%
Loans held for sale                      6,585              --              --              --           6,585           6,629
   Average interest rate                  8.12%             --              --              --            8.12%

Interest-Sensitive Liabilities:
NOW account deposits (2)                12,298          10,976           8,781          11,850          43,905          43,905
   Average interest rate                  1.50%           1.50%           1.50%           1.50%           1.50%
Money market deposits (2)               15,668          13,057          13,057          10,446          52,228          52,228
   Average interest rate                  3.00%           3.00%           3.00%           3.00%           3.00%
Savings deposits (2)                    16,614           9,494          11,866           9,494          47,448          47,448
   Average interest rate                  2.65%           2.65%           2.65%           2.65%           2.65%
Certificates of deposit                 99,901           5,992           1,171          64,617         107,064         107,328
   Average interest rate                  4.79%           5.09%           5.24%           4.91%           4.94%

Interest-Sensitive Off-Balance
Sheet Items:
Commitments to lend                         --              --              --              --          83,212             624
Standby letters of credit                   --              --              --              --           2,912              29
------------------------------------------------------------------------------------------------------------------------------

(3)   Based upon contractual maturity dates and interest rate repricing.

(4) NOW, money market and savings deposits do not carry contractual maturity dates. The actual maturities of NOW, money market, and savings deposits could vary substantially if future withdrawals differ from the Company's historical experience.

The Bank controls interest rate risk by matching assets and liabilities. One tool used to ensure market rate return is variable rate loans. Loans totaling $144.8 million or 66.70% of the total loan portfolio at December 31, 2001 (including loans held for sale) are subject to repricing within one year. Loan maturities in the after five-year category increased to $88.4 million at December 31, 2001 from $71.4 million at December 31, 2000. The reason for this increase was due, for the most part, to increased volume in the commercial, agricultural, and real estate loan categories.

The Bank is required by FASB 115 to mark to market the Available for Sale investments at the end of each quarter. Mark to market resulted in a positive capital entry of $1,471,000 as reflected on the December 31, 2001 balance sheet. Mark to market impact on capital on December 31, 2000 was a positive $2,479,000. These entries were the result of fluctuating interest rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial Statements and Financial Statement Schedules Filed:
          -------------------------------------------------------------

Independent Auditors' Report                                          Page 39

Balance Sheets as of December 31, 2001 and 2000                       Page 40

Statements of Operations for years ended December 31,
 2001, 2000, and 1999                                                 Page 41

Statements of Stockholders' Equity and Comprehensive Income
for years ended December 31, 2001, 2000, and 1999                     Page 42

Statements of Cash Flows for years ended
December 31, 2001, 2000, and 1999                                     Page 43

Notes to Financial Statements                                         Page 44-64

                             Schedules not included:
                             -----------------------

Schedule I - Securities: See Investment Portfolio (page 24)

Schedule II - Loans to Officers, Directors, Principal Security Holders and any Associates of the Foregoing Persons: See Note 10 of Notes to Financial Statements (page 54)

Schedule III - Loans: See Note 4 of Notes to Financial Statements (page 50).

Schedule IV - Bank Premises and Equipment: See Note 5 of Notes to Financial Statements (page 51)

Schedule V - Investments in, Income From Dividends, and Equity in Earnings or Losses of Subsidiaries and Associated Companies: Not Applicable

Schedule VI - Allowance for Possible Loan Losses: See Note 4 of Notes to Financial Statements (page 51).

                          Independent Auditors' Report

The Board of Directors
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Northern Community Bancorp and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

January 31, 2002

                        FIRST NORTHERN COMMUNITY BANCORP
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000
                      (in thousands, except share amounts)

Assets                                                                            2001         2000
Cash and due from banks                                                         $ 16,900       24,660
Federal funds sold                                                                37,420       10,000
Investment securities - available-for-sale (includes securities pledged to creditors with the right to sell or repledge of $3,688 and $0,
     respectively)                                                                96,797      126,638
Loans, net                                                                       244,277      210,542
Loans held-for-sale                                                               25,074        6,585
Premises and equipment, net                                                        6,709        6,148
Other assets                                                                      12,656        7,055
                                                                                --------      -------

                   Total assets                                                 $439,833      391,628
                                                                                ========      =======

Liabilities and Stockholders' Equity

Deposits:
      Demand                                                                    $104,944       99,134
      Interest-bearing transaction deposits                                       44,083       43,905
      Savings and MMDAs                                                          119,477       99,675
      Time, under $100,000                                                        67,697       65,618
      Time, $100,000 and over                                                     55,614       41,447
                                                                                --------      -------

                   Total Deposits                                                391,815      349,779

FHLB Advance                                                                       3,452           --
Accrued interest payable and other liabilities                                     3,010        5,312
                                                                                --------      -------

                   Total Liabilities                                             398,277      355,091
                                                                                --------      -------

Stockholders' Equity:
           Common stock, no par value; 8,000,000 shares
               authorized; 3,191,464 and 3,070,949 shares issued and
               outstanding in 2001 and 2000, respectively;                        24,136       22,784
           Additional paid in capital                                                977          977
           Retained earnings                                                      14,232       12,036
           Accumulated other comprehensive income, net                             2,211          740
                                                                                --------      -------

                        Total stockholders' equity                                41,556       36,537
                                                                                --------      -------

Commitments and contingencies

                        Total liabilities and stockholders' equity              $439,833      391,628
                                                                                ========      =======

See accompanying notes to consolidated financial statements.

                        FIRST NORTHERN COMMUNITY BANCORP
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years Ended December 31, 2001, 2000 and 1999
                      (in thousands, except share amounts)

                                                                          2001         2000         1999
                                                                        --------       ------      -------
Interest income:
      Interest and fees on loans                                        $ 22,184       19,082       15,938
      Federal funds sold                                                     643        1,236        1,497
      Investment securities:
          Taxable                                                          5,592        7,338        6,253
          Nontaxable                                                       1,105        1,201        1,447
                                                                        --------       ------      -------
                      Total interest income                               29,524       28,857       25,135

Interest expense:
      Time deposits $100,000 and over                                      2,374        2,289        2,146
      Other deposits                                                       5,738        6,631        5,641
      Other borrowings                                                       206           70           48
                                                                        --------       ------      -------
                      Total interest expense                               8,318        8,990        7,835
                                                                        --------       ------      -------
                      Net interest income                                 21,206       19,867       17,300
Reversal of provision for loan losses                                       (308)          --         (800)
                                                                        --------       ------      -------
                      Net interest income after reversal
                           of provision for loan losses                   21,514       19,867       18,100

Other operating income:
      Service charges on deposit accounts                                  1,614        1,444        1,154
      Net realized (losses) gains on available-for-sale securities          (236)          44           62
      Net realized gains on loans held--for-sale                             740          413          455
      Net realized gains on other real estate owned                           --          653           91
      Other income                                                         1,407        1,166          983
                                                                        --------       ------      -------
                      Total other operating income                         3,525        3,720        2,745
                                                                        --------       ------      -------

Other operating expenses:
      Salaries and employee benefits                                      10,354        9,324        8,562
      Occupancy and equipment                                              2,378        2,358        2,341
      Data processing                                                        594          450          438
      Stationery and supplies                                                496          513          356
      Advertising                                                            301          388          278
      Directors fees                                                         114          127          112
      Other                                                                2,699        2,726        2,554
                                                                        --------       ------      -------
                      Total other operating expenses                      16,936       15,886       14,641
                                                                        --------       ------      -------
                      Income before income tax expense                     8,103        7,701        6,204
Provision for income tax expense                                           2,774        2,658        2,121
                                                                        --------       ------      -------
                      Net income                                        $  5,329        5,043        4,083
                                                                        ========       ======      =======
Basic income per share                                                  $   1.57         1.43         1.12
                                                                        ========       ======      =======
Diluted income per share                                                $   1.52         1.41         1.11
                                                                        ========       ======      =======

See accompanying notes to consolidated financial statements.

                        FIRST NORTHERN COMMUNITY BANCORP
                                 AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Years Ended December 31, 2001, 2000 and 1999

                      ((in thousands, except share amounts)

                                                                                                            Accumulated
                                                                                                               Other
                                                                                     Additional            Comprehensive
                                                   Common Stock       Comprehensive   Paid-in    Retained      Income
Description                                      Shares     Amounts      Income       Capital    Earnings      (Loss)      Total
-------------------------------------------    ---------    -------   ------------   ----------  --------  --------------  ------
Balance at December 31, 1998                   2,943,874    $21,260                       977      7,491           2,056    31,784

Comprehensive income:
    Net income                                                           $  4,083                  4,083                     4,083
                                                                         --------
    Other comprehensive income:
       Unrealized holding losses arising
         during the current period, net
         of tax effect of $2,505                                           (3,758)
       Reclassification adjustment due to
         gains realized, net of tax
         effect of $25                                                        (37)
                                                                         --------

                Total other comprehensive
                  income, net of tax effect
                  of $2,530                                                (3,795)                                (3,795)   (3,795)
                                                                         --------
       Comprehensive income                                              $    288
                                                                         ========

5% stock dividend                                146,820      2,056                               (2,056)                       --
Cash in lieu of fractional shares                                                                     (5)                       (5)
Common shares issued                               7,725         89                                                             89
Stock repurchase and retirement                   (6,146)       (83)                                                           (83)
                                               ---------    -------                     -----     ------          ------    ------
Balance at December 31, 1999                   3,092,273     23,322                       977      9,513          (1,739)   32,073

Comprehensive income:
    Net income                                                           $  5,043                  5,043                     5,043
                                                                         --------
    Other comprehensive income:
       Unrealized holding gains arising
         during the current period, net
         of tax effect of $1,671                                            2,506
       Reclassification adjustment
         due to gains realized,
         net of tax effect of $18                                             (27)
                                                                         --------

                Total other comprehensive
                  income, net of tax
                  effect of $1,653                                          2,479                                  2,479     2,479
                                                                         --------
       Comprehensive income                                              $  7,522
                                                                         ========

5% stock dividend                                184,532      2,514                               (2,514)                       --
Cash in lieu of fractional shares                                                                     (6)                       (6)
Common shares issued                               9,074         99                                                             99
Stock repurchase and retirement                 (214,930)    (3,151)                                                        (3,151)
                                               ---------    -------                     -----     ------          ------    ------
Balance at December 31, 2000                   3,070,949     22,784                       977     12,036             740    36,537

Comprehensive income:
    Net income                                                           $  5,329                  5,329                     5,329
                                                                         --------
    Other comprehensive income:
       Unrealized holding gains arising
         during the current period, net
         of tax effect of $1,076                                            1,329
       Reclassification adjustment due to
       losses realized,
         net of tax effect of $95                                             142
                                                                         --------

                Total other comprehensive
                  income, net of tax effect
                  of $981                                                   1,471                                  1,471     1,471
                                                                         --------
       Comprehensive income                                              $  6,800
                                                                         ========

6% stock dividend                                183,908      3,126                               (3,126)                       --
Cash in lieu of fractional shares                                                                     (7)                       (7)
Common shares issued                              55,189        494                                                            494
Stock repurchase and retirement                 (118,582)    (2,268)                                                        (2,268)
                                               ---------    -------                     -----     ------          ------    ------
Balance at December 31, 2001                   3,191,464    $24,136                       977     14,232           2,211    41,556
                                               =========    =======                     =====     ======          ======    ======

See accompanying notes to consolidated financial statements.

                        FIRST NORTHERN COMMUNITY BANCORP
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2001, 2000 and 1999
                      (in thousands, except share amounts)

                                                                              2001          2000          1999
                                                                            --------       -------       -------
Cash flows from operating activities:
    Net income                                                              $  5,329         5,043         4,083
    Adjustments to reconcile net income to net cash provided by
       (used in) provided by operating activities:
          Reversal of provision for loan losses                                 (308)           --          (800)
          Depreciation and amortization                                          940           999         1,086
          Accretion and amortization, net                                         57            49           292
          Net realized losses (gains) on available-for-sale securities           236           (44)          (62)
          Net realized gains on loans held-for-sale                             (740)         (413)         (455)
          Gain on sale of OREO                                                    --          (653)          (91)
          Provision for deferred income taxes                                    624           490           601
          Proceeds from sales of loans held-for-sale                          92,064        35,246        55,006
          Originations of loans held-for-sale                                (94,115)      (30,761)      (65,410)
          Increase in deferred loan origination fees                             340           259           204
          (Increase) decrease in accrued interest
              receivable and other assets                                     (7,486)          (27)           95
           Increase in accrued interest payable and other
              Liabilities                                                      1,148         2,024         1,066
                                                                            --------       -------       -------
                       Net cash (used in) provided by operating
                          activities                                          (1,911)       12,212        (4,385)
                                                                            --------       -------       -------
Cash flows from investing activities:
    Proceeds from maturities of available-for-sale securities                 11,315        20,297        17,488
    Proceeds from sales of available-for-sale securities                      30,283           738         7,104
    Principal repayments on available-for-sale securities                      2,405         2,617         1,802
    Purchase of available-for-sale securities                                (12,003)      (10,711)      (40,851)
    Net (increase) decrease in loans                                         (49,464)      (58,528)          183
    Purchases of bank premises and equipment                                  (1,220)         (816)         (744)
    Proceeds from sale of other real estate owned                                 --           122           996
                                                                            --------       -------       -------
                       Net cash used in investing activities                 (18,684)      (46,281)      (14,022)
                                                                            --------       -------       -------
Cash flows from financing activities:
    Net increase in deposits                                                  42,036        14,681        26,327
    Cash dividends paid in lieu of fractional shares                              (7)           (6)           (5)
    Common stock issued                                                          494            99            89
    Repurchase of common stock                                                (2,268)       (3,151)          (83)
                                                                            --------       -------       -------
                       Net cash provided by financing activities              40,255        11,623        26,328
                                                                            --------       -------       -------
                       Net change in cash and cash equivalents                19,660       (22,446)        7,921
Cash and cash equivalents at beginning of year                                34,660        57,106        49,185
                                                                            --------       -------       -------
Cash and cash equivalents at end of year                                    $ 54,320        34,660        57,106
                                                                            ========       =======       =======

See accompanying notes to consolidated financial statements.

                        FIRST NORTHERN COMMUNITY BANCORP
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2001 and 2000
                      (in thousands, except share amounts)

(1)    Summary of Significant Accounting Policies

       First Northern Community Bancorp (the Company) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (the Bank), a California state chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, and El-Dorado Counties. All intercompany transactions between the Company and the Bank have been eliminated in consolidation.

       On April 27, 2000, the shareholders of First Northern Bank of Dixon approved a corporate reorganization, which provided for the creation of a bank holding company (First Northern Community Bancorp) in which the Bank would become a wholly owned subsidiary. This reorganization was effected May 19, 2000.

       The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates applied in the preparation of the accompanying consolidated financial statements. For the Bank the significant accounting estimate is the allowance for loan losses. See footnote (1)
       (e). A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

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

            The Company adopted Statement of Financial Accounting Standards
            (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity, effective October 1, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not hold any derivatives at December 31, 2001 and 2000.

      (c)   Loans

            Loans are reported at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. An impaired loan is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by a charge to the allowance for loan losses.

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

      (h)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
            Of

            Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (i)   Gain or Loss on Sale of Loans and Servicing Rights

            Retained interests in loans sold are measured by allocating the previous carrying amount of the transferred assets between the loans sold and retained interests, if any, based on their relative fair value at the date of transfer. Fair values are estimated using discounted cash flows based on a current market interest rate.

            The initial measure for servicing assets may be zero if the benefits of servicing are just adequate to compensate the servicer for its servicing responsibilities. The Bank has concluded that the benefits of servicing just adequately compensate it, and therefore, no servicing asset or liability has been recorded.

            A sale is recognized when the transaction closes and the proceeds are other than beneficial interests in the assets sold. A gain or loss is recognized to the extent that the sales proceeds and the fair value of the servicing asset exceed or are less than the book value of the loan. Additionally, a normal cost for servicing the loan is considered in the determination of the gain or loss.

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

      (n)   Impact of Recently Issued Accounting Standards

            Effective April 1, 2001, the Bank adopted Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, which supersedes and replaces the guidance in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 is effective for transfers of financial assets occurring after March 31, 2001; it is applied prospectively. The adoption of Statement No. 140 did not have a material impact on the financial condition or operating results of the Company.

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

            The Company adopted the provisions of Statement 141 in July 2001 and is required to adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 and before the effective date of Statement 142 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company does not have any goodwill and intangible assets acquired in business combinations completed before July 1, 2001. The adoption of Statement No. 141 did not have a material impact on the financial condition or operating results of the Company as of and for the year ended December 31, 2001. The adoption of Statement No. 142 will not have a material impact on the financial condition or operating results of the Company.

      (o)   Reclassifications

            Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation.

(2)   Cash and Due from Banks

      The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities. No aggregate reserves were required at December 31, 2001 and 2000. The Bank has met its average reserve requirements during 2001 and 2000 and the minimum required balance at December 31, 2001 and 2000.

(3)   Investment Securities

      The amortized cost and estimated market values of investments in debt and other securities at December 31, 2001 are summarized as follows:

                                                                                                     Estimated
                                                  Amortized       Unrealized       Unrealized          market
                                                    cost             gains           losses            value
                                                  ---------       ----------       ----------          ------
Investment securities available for sale:
      U.S. Treasury securities                     $ 2,500              48                --            2,548
      Securities of U.S.
        government agencies and
        corporations                                17,499             859                (3)          18,355
      Obligations of U.S.
        corporations                                 2,067             508                --            2,575
      Obligations of states and
        political subdivisions                      56,659           2,293               (84)          58,868
      Mortgage backed securities                    12,475             129               (81)          12,523
                                                   -------          ------           -------           ------
              Total debt
                securities                          91,200           3,837              (168)          94,869
      Other securities                               1,911              17                --            1,928
                                                   -------          ------           -------           ------
                                                   $93,111           3,854              (168)          96,797
                                                   =======          ======           =======           ======

      The amortized cost and estimated market values of investments in debt and other securities at December 31, 2000 are summarized as follows:

                                                                                                     Estimated
                                                  Amortized       Unrealized       Unrealized          market
                                                    cost             gains           losses            value
                                                  ---------       ----------       ----------          ------
Investment securities available for sale:
      U.S. Treasury securities                     $  5,502              48                 --             5,550
      Securities of U.S.
        government agencies and
        corporations                                 22,470             339               (133)           22,676
      Obligations of U.S.
        corporations                                 23,920             293               (488)           23,725
      Obligations of states and
        political subdivisions                       64,091           1,509               (370)           65,230
      Mortgage backed securities                      7,557              92                 (4)            7,645
                                                   --------          ------           --------           -------

              Total debt
                securities                          123,540           2,281               (995)          124,826
      Other securities                                1,864              --                (52)            1,812
                                                   --------          ------           --------           -------
                                                   $125,404           2,281             (1,047)          126,638
                                                   ========          ======           ========           =======

      The Bank is a member of the Federal Home Loan Bank (FHLB), which requires ownership of its stock, which is carried at cost. The balance of the Bank's investment in FHLB stock, which is included in other securities, was $801 and $754 as of December 31, 2001 and 2000, respectively.

      Gross realized gains from sales of available-for-sales securities were $542, $44, and $62 for the years ended December 31, 2001, 2000 and 1999, respectively. Gross realized losses from sales of available-for-sale securities were $426 for the year ended December 31, 2001. There were no realized losses from sales during the years ended December 31, 2000 and 1999. During the current year, a loss of $352 was recognized due to an other than temporary decline in the market value of one of the Bank's available-for-sale securities.

      The amortized cost and estimated market value of debt and other securities at December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                      Amortized          market
                                                         cost             value
                                                      ---------        ---------
Due in one year or less                                $ 5,813            5,884
Due after one year through five years                   51,412           53,747
Due five years through ten years                        28,093           29,123
Due after ten years                                      7,793            8,043
                                                       -------           ------

                                                       $93,111           96,797
                                                       =======           ======

      Investment securities carried at $28,228 and $39,773 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)   Loans

      The composition of the Bank's loan portfolio at December 31, is as follows:

                                                    2001                 2000
                                                 ---------             --------
Commercial                                       $ 121,266              110,037
Real estate:
    Mortgage                                        20,275               44,248
    Construction                                   104,252               56,718
Installment and other loans                          6,797                7,813
                                                 ---------             --------
                                                   252,590              218,816
Allowance for loan losses                           (6,926)              (7,228)
Net deferred origination fees                       (1,387)              (1,046)
                                                 ---------             --------
              Loans, net                         $ 244,277              210,542
                                                 =========             ========

      As of December 31, 2001, approximately 41% of the Bank's loans are for real estate construction. Additionally 8% of the Bank's loans are mortgage type loans which are secured by both commercial and residential real estate. Approximately 48% of the Bank's loans are for general commercial uses including professional, retail, agricultural and small businesses. Generally, real estate loans are secured by real property and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans. The Bank's access to this collateral is through foreclosure and/or judicial procedures. The Bank's exposure to credit loss if the real estate or other security proved to be of no value is the outstanding loan balance.

      Loans which were sold and were being serviced by the Bank totaled approximately $98,654 and $65,030 at December 31, 2001 and 2000, respectively.

      Effective July 1, and October 1, 1999, the Bank transferred $25,567 and $3,656, respectively, from their loans held for sale portfolio to their loans held to maturity portfolio.

      Nonaccrual loans totaled approximately $530, $742 and $528 at December 31, 2001, 2000 and 1999, respectively. If interest on these nonaccrual loans had been accrued, such income would have approximated $52, $91 and $32 during the years ended December 31, 2001, 2000 and 1999, respectively.

      The Bank did not restructure any loans in 2001 or 2000.

      Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. Impaired loans totaled approximately $530 and $742 at December 31, 2001 and 2000, respectively, and had related valuation allowances of approximately $25 and $299 at December 31, 2001 and 2000, respectively. The average outstanding balance of impaired loans was approximately $602, $938 and $1,131, on which $22, $64 and $50 of interest income was recognized for the years ended December 31, 2001, 2000 and 1999, respectively.

      Loans in the amount of $960 and $1,103 at December 31, 2001 and 2000, respectively, were pledged to secure potential borrowings from the Federal Reserve Bank.

      Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

                                                      2001             2000             1999
                                                    -------           ------           ------
Balance, beginning of year                          $ 7,228            7,825            8,144
Reversal of provision for loan losses                  (308)              --             (800)
Loans charged-off                                      (154)            (852)            (157)
Recoveries of loans previously charged-off              160              255              638
                                                    -------           ------           ------
              Balance, end of year                  $ 6,926            7,228            7,825
                                                    =======           ======           ======

(5)   Premises and Equipment

      Premises and equipment consist of the following at December 31:

                                                       2001             2000
                                                     --------           ------
Land                                                 $  1,394            1,394
Buildings                                               4,516            4,516
Furniture and equipment                                 6,858            6,039
Leasehold improvements                                    915              612
                                                     --------           ------
                                                       13,683           12,561
              Less accumulated depreciation             6,974            6,413
                                                     --------           ------
                                                     $  6,709            6,148
                                                     ========           ======

      Depreciation and amortization expenses, included in occupancy and equipment expense, is $940, $999 and $1,086 for the years ended December 31, 2001, 2000 and 1999, respectively.

(6)   Other Assets

      Other assets consisted of the following at December 31:

                                                         2001             2000
                                                     --------           ------
Accrued interest                                     $  3,020            3,950
Software, net of amortization                             472              631
Officer's Life Insurance                                7,769               --
Prepaid and other                                       1,398              872
Deferred tax (liabilities) assets, net                     (3)           1,602
                                                     --------           ------
                                                     $ 12,656            7,055
                                                     ========           ======

      The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

      The Bank did not hold any other real estate owned (OREO) as of December 31, 2001, 2000 and 1999 and had no allowance for losses on OREO recorded for these periods.

(7)   Supplemental Compensation Plans

      SALARY CONTINUATION AND RELATED SPLIT DOLLAR PLAN FOR CERTAIN OFFICERS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

      On July 19, 2001, the Company and the Bank approved a salary continuation and related split dollar plan for certain officers for the provision of death, disability and retirement benefits. The Salary Continuation Plan is intended to provide certain officers with an annual benefit for 10 years at the normal retirement age of 65. This is a non-qualified plan funded with bank owned life insurance policies taken on the life of the officer with a split-dollar endorsement to provide officer's survivor with a tax-free distribution. The Company will accrue for the compensation based on anticipated years of service and the vesting schedule. The Salary Continuation benefits will be funded by benefit accruals under the plan in the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $3,500,000, which is reported in other assets.

      DIRECTOR RETIREMENT PLAN WITH RELATED SPLIT DOLLAR PLAN FOR ALL DIRECTORS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

      On July 19, 2001, the Company and the Bank approved a director retirement plan and related split dollar plan for all directors for the provision of death, disability and retirement benefits. The director retirement plan is intended to provide directors with an annual benefit of $15,000 for 10 years at the normal retirement age of 65. This is a non-qualified plan funded with bank owned life insurance policies taken on the life of the director with a split-dollar endorsement to provide director's survivor with a tax-free distribution. The Company will accrue for the retirement benefit based on anticipated years of service and the vesting schedule. The director retirement benefits will be funded by benefit accruals under the plan in the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,760,000, which is reported in other assets.

      EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN--2001 EXECUTIVE DEFERRAL
      PLAN.

      On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan--2001 Executive Deferral Plan previously called "1995 Executive Deferral Plan" for certain officers to provide them the ability to make elective deferrals of compensation due to tax-law limitations on benefit levels under qualified plans. Deferred amounts earn interest at an annual rate determined by the Bank's Board. The plan is a nonqualified plan funded with bank owned life insurance policies taken on the life of the officer. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125,000, which is reported in other assets. The Bank is the beneficiary and owner of the policies.

(8)   Income Taxes

      The provision for income tax expense consists of the following for the years ended December 31:

                                            2001            2000            1999
                                          ------           -----           -----
Current:
    Federal                               $1,468           1,370           1,018
    State                                    682             798             502
                                          ------           -----           -----
                                           2,150           2,168           1,520
                                          ------           -----           -----
Deferred:
    Federal                                  424             488             457
    State                                    200               2             144
                                          ------           -----           -----
                                             624             490             601
                                          ------           -----           -----
                                          $2,774           2,658           2,121
                                          ======           =====           =====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 consist of:

                                                                2001       2000
                                                              -------      -----
Deferred tax assets:
    Allowance for loan losses                                 $ 2,180      2,322
    Deferred compensation                                          64         86
    Alternative minimum tax carryover                              --         93
    Current state franchise taxes                                 237        279
    Other                                                           8         --
                                                              -------      -----
              Total deferred tax assets                         2,489      2,780

Deferred tax liabilities:
    Fixed assets                                                  609        349
    State franchise taxes                                         122        190
    Other                                                         287        146
    Investment securities unrealized gains                      1,474        493
                                                              -------      -----

              Total deferred tax liabilities                    2,492      1,178
                                                              -------      -----

              Net deferred tax (liabilities) assets           $    (3)     1,602
                                                              =======      =====

      Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

      A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

                                                      2001      2000      1999
                                                    -------    ------    ------
Income tax expense at statutory rates               $ 2,755     2,618     2,110
Reduction for tax exempt interest                      (376)     (408)     (475)
State franchise tax, net of federal income tax
    benefit                                             582       528       427
Change in beginning of year valuation allowance          --        --      (192)
Other                                                  (187)      (80)      251
                                                    -------    ------    ------
                                                    $ 2,774     2,658     2,121
                                                    =======    ======    ======

(9)   Outstanding Shares and Earnings Per Share

      On February 4, 2002, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2002. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

      Earnings Per Share (EPS)

      Basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 were computed as follows:

                                                        2001        2000        1999
                                                  ----------   ---------   ---------
Basic earnings per share:

    Net income                                    $    5,329       5,043       4,083
                                                  ----------   ---------   ---------
    Weighted average common shares outstanding     3,399,637   3,536,919   3,650,682
                                                  ----------   ---------   ---------
    Basic EPS                                     $     1.57        1.43        1.12
                                                  ==========   =========   =========
Diluted earnings per share:

    Net income                                    $    5,329       5,043       4,083
                                                  ----------   ---------   ---------

    Denominator:
      Weighted average common stock outstanding    3,399,637   3,536,919   3,650,682
      Effect of dilutive options                     100,227      51,217      12,837
                                                  ----------   ---------   ---------
                                                   3,499,864   3,588,136   3,663,519
                                                  ----------   ---------   ---------
      Diluted EPS                                 $     1.52        1.41        1.11
                                                  ==========   =========   =========

(10)  Related Party Transactions

      The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management's opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $1,309 and $1,214 at December 31, 2001 and 2000, respectively.

      The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

                                                     2001       2000       1999
                                                    -----       ----       ----
Outstanding balance, beginning of year              $ 278        288        586
Credit granted                                        604        659        341
Repayments                                           (547)      (669)      (639)
                                                    -----       ----       ----
Outstanding balance, end of year                    $ 335        278        288
                                                    =====       ====       ====

(11)  Profit Sharing Plan

      The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 12 months and 1,000 hours of service are eligible. Under the terms of this plan, a portion of the Bank's profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the statements of income, were $870, $792 and $654 in 2001, 2000 and 1999, respectively.

(12)  Stock Compensation Plans

      At December 31, 2001, the Company has three stock-based compensation plans, which are described below. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with the fair value method, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                  2001        2000        1999
                                               ---------   ---------   ---------
Net income:
    As reported                                $   5,329       5,043       4,083
                                               =========   =========   =========
    Pro forma under SFAS No. 123               $   5,124       4,899       3,997
                                               =========   =========   =========
Basic earnings per share:
    As reported                                $    1.57        1.43        1.12
                                               =========   =========   =========
    Pro forma under SFAS No. 123               $    1.51        1.38        1.09
                                               =========   =========   =========
Diluted earnings per share:
    As reported                                $    1.52        1.41        1.11
                                               =========   =========   =========
    Pro forma under SFAS No. 123               $    1.46        1.36        1.09
                                               =========   =========   =========

      Fixed Stock Option Plans

      The Company has two fixed stock option plans. Under the 2000 Employee Stock Option Plan, the Company may grant options to an employee for an amount up to 25,000 shares of common stock each year. There are 619,384 shares authorized under the plan. The plan will terminate February 27, 2007. The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings or duration of the option. Options are granted at the fair value of the related common stock on the date of grant.

      Under the 2000 Outside Directors Nonstatutory Stock Option Plan, the Company may grant options to an outside director for an amount up to 7,432 shares of common stock during the director's lifetime. There are 185,814 shares authorized under the Plan. The Plan will terminate February 27, 2007. The exercise price of each option equals the fair value of the Company's stock on the date of grant, and an option's maximum term is five years. Options vest at the rate of 20% per year beginning on the grant date. Other than a grant of 7,432 shares to a new director, any future grants require shareholder approval.

      The weighted average fair value at date of grant for options granted during years ended December 31, 2001, 2000 and 1999, was $7.36, $5.76 and $6.66 per share, respectively. The fair value of each option grant was estimated on the date of the grant using a Black-Scholes option-pricing model with the following assumptions:

                                                 2001         2000         1999
                                              -------      -------      -------
Expected dividend yield                          0.00%        0.00%        0.00%
Expected volatility                             22.36%       21.96%       23.00%
Risk-free interest rate                          4.87%        5.16%        6.39%
Expected term in years                           10.0          9.4         10.0

      Stock option activity for the employee and outside directors stock option plans during the periods indicated is as follows:

                                                    Employee stock                         Outside directors
                                                     option plan                           stock option plan
                                         -------------------------------------   ------------------------------------
                                           Number of        Weighted-average        Number of       Weighted-average
                                             shares          exercise price          shares          exercise price
                                         ---------------    ------------------   ---------------    -----------------

Balance at December 31, 1998                  118,538            $11.75              72,825                $9.89
      Granted                                  35,516             11.44                  --                   --
      Forfeited                                    --                --              (5,947)                9.89
                                              -------            ------              ------               ------
Balance at December 31, 1999                  154,054             11.67              66,878                 9.89
      Granted                                  50,562             12.12               7,432                12.68
      Forfeited                                    --                --              (1,487)                9.89
                                              -------            ------              ------               ------
Balance at December 31, 2000                  204,616             11.78              72,823                10.17
      Granted                                  61,480             16.04                  --                   --
      Exercised                               (35,795)            11.33             (22,224)                9.89
                                              -------            ------              ------               ------
Balance at December 31, 2001                  230,301            $12.99              50,599               $10.30
                                              =======            ======              ======               ======

      The 2000 Employee Stock Option Plan permits stock-for-stock exercises of shares. During the year, the employees tendered 11,147 mature shares in stock-for-stock exercises. Matured shares are those held by employees greater than six months.

      At December 31, 2001, the range of exercise prices for all outstanding options ranged from $9.89 to $16.04. The following table provides certain information with respect to stock options outstanding at December 31, 2001:

                                                                Weighted
                                                                average
                                              Weighted         remaining
Range of exercise       Stock options         average         contractual
      prices             outstanding       exercise price         life
------------------    ---------------      --------------     -----------
      Under $11.00          43,168              $ 9.89             .31
  $11.00 to $12.00          52,220               11.40            5.87
  $12.00 to $13.00         124,032               12.11            6.74
       Over $13.00          61,480               16.04            9.01
                      ---------------      --------------     -----------
                           280,900               12.51            6.06
                      ===============     ===============     ===========

      Options excercisable as of December 31 were 167,514 shares in 2001, 149,948 shares in 2000, and 91,833 shares in 1999 at a weighted-average exercise price of $11.67, $11.77, and $12.32, respectively.

      The following table provides certain information with respect to stock options exercisable at December 31, 2001:

                                                  Weighted
Range of exercise         Stock options            average
     prices                excercisable        exercise price
--------------------     ----------------     ----------------

        Under $11.00          43,168               $  9.89
    $11.00 to $12.00          36,268                 11.38
    $12.00 to $13.00          75,782                 12.08
         Over $13.00          12,296                 16.04
                         ----------------     ----------------
                             167,514                 11.67
                         ================     ================

      Employee Stock Purchase Plan

      Under the 2000 Employee Stock Purchase Plan, the Company is authorized to issue to an eligible employee shares of common stock. There are 619,384 shares authorized under the plan. The plan will terminate February 27, 2007. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company's common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period. Approximately 50 percent of eligible employees are participating in the Plan in the participation period, which began November 24, 2000 and ended November 23, 2001. At the annual stock purchase date, November 23, 2001, there were $118,457 in contributions, and 8,653 shares were purchased at an average price of $13.66, totaling $118,208.

(13)   Long-Term Borrowings

       Long-term debt at December 31, 2001, consisted entirely of a 5.29 percent fixed-rate, amortizing advance from the FHLB. This advance matures on March 15, 2006. The scheduled principal payments on the note for the next five years total $48,146 in 2001, $67,503 in 2002, $71,488 in 2003,
       $75,709 in 2004, $80,180 in 2005 and $3,156,972 in 2006. The prepayment fee applicable to the advance is equal to the present value of the cash flow differences between the initial matched maturity rate and the current matched maturity rate, plus the present value of 5 basis points per annum, with both applied against the remaining principal balance amortization schedule of the Advance amount being repaid. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities. The purpose of the advance was to offset the interest rate risk associated with a loan with similar payment characteristics.

(14)   Commitments and Contingencies

       The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options. Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $570, $541 and $464 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the future minimum payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ended December 31:
2002                                                           $  527
2003                                                              509
2004                                                              479
2005                                                              414
2006                                                              221
Thereafter                                                          7
                                                               ------
                                                               $2,157
                                                               ======

      At December 31, 2001, the aggregate maturities for time deposits are as follows:

Year ended December 31:
2002                                                         $115,530
2003                                                            4,819
2004                                                            1,323
2005                                                            1,154
2006                                                              331
Thereafter                                                        154
                                                             --------
                                                             $123,311
                                                             ========

      The Company is subject to various legal proceedings in the normal course of its business. In the opinion of management, after having consulted with legal counsel, the outcome of the legal proceedings should not have a material effect on the financial condition or results of operations of the Company.

(15)  Financial Instruments with Off-Balance Sheet Risk

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

      Financial instruments whose contract amounts represent credit risk at December 31, are as follows:

                                                            2001           2000
                                                         --------         ------
Undisbursed loan commitments                             $116,385         83,212
Standby letters of credit                                   1,993          2,912
Commitments to sell loans                                   4,946             --
                                                         --------         ------
                                                         $123,324         86,124
                                                         ========         ======

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

      Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2001, the Company has no off-balance sheet derivatives requiring additional disclosure.

(16)  Capital Adequacy and Restriction on Dividends

      The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

      Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and ratios as of December 31, 2001 are as follows:

                                                                                     To be well capitalized under
                                                         For capital adequacy       prompt corrective action
                                   Actual                       purposes:                   provisions:
                          ------------------------    -------------------------      ----------------------------
                           Amount           Ratio        Amount           Ratio       Amount           Ratio
                          -----------    ---------    -------------    --------      -----------    -------------
Total Risk-Based
    Capital (to Risk
    Weighted Assets)       $42,572          13.7%       $24,786           8.0%        $30,983          10.0

Tier I Capital (to
    Risk Weighted
    Assets)                 38,653          12.5%        12,393           4.0%         18,590           6.0%

Tier I Capital (to
    Average Assets)         38,653           8.7%        17,649           4.0%         22,061           5.0%

      The Bank's actual capital amounts and ratios as of December 31, 2000 are as follows:

                                                                                     To be well capitalized under
                                                         For capital adequacy       prompt corrective action
                                   Actual                       purposes:                   provisions:
                          ------------------------    -------------------------      ----------------------------
                           Amount           Ratio        Amount           Ratio       Amount           Ratio
                          -----------    ---------    -------------    --------      -----------    -------------
Total Risk-Based
    Capital (to Risk
    Weighted Assets)       $39,331          14.1%       $22,321           8.0%       $27,901          10.0%

Tier I Capital (to
    Risk Weighted
    Assets)                 35,797          12.8%        11,161           4.0%        16,741           6.0%

Tier I Capital (to
    Average Assets)         35,797           9.2%        15,598           4.0%        19,497           5.0%

      Cash dividends are restricted under California State banking laws to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period.

(17)  Fair Values of Financial Instruments

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

      Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities, property, plant, equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

      The estimated fair values of the Company financial instruments are approximately as follows:

                                       2001                        2000
                               ---------------------       -------------------
                               Carrying        Fair        Carrying      Fair
                                amount        value        amount        value
                               --------       ------       ------       ------
Financial assets:
    Cash and federal
      funds sold               $ 54,320       54,320       34,660       34,660
    Investment securities        96,797       96,797      126,638      126,638
    Loans:
      Net loans                 244,277      243,292      210,542      203,386
      Loans held for sale        25,074       25,074        6,585        6,629
Financial liabilities:
    Deposits                    391,815      352,684      349,779      314,526

                                                           2001
                                           ------------------------------------
                                           Contract      Carrying        Fair
                                            amount        amount         value
                                           --------      --------      --------
Unrecognized financial instruments:
    Commitments to extend credit           $116,385            --           873
                                           ========      ========      ========

    Standby letters of credit              $  1,993            --            20
                                           ========      ========      ========

    Commitments to sell loans              $  4,946            --            20
                                           ========      ========      ========

                                                           2000
                                           ------------------------------------
                                           Contract      Carrying        Fair
                                            amount        amount         value
                                           --------      --------      --------
Unrecognized financial instruments:
    Commitments to extend credit           $ 83,212            --           624
                                           ========      ========      ========
    Standby letters of credit              $  2,912            --            29
                                           ========      ========      ========

(18)  Supplemental Statements of Cash Flows Information

      Supplemental disclosures to the Statements of Cash Flows for the years ended December 31, are as follows:

                                             2001          2000          1999
                                           --------      --------      --------

Supplemental disclosure of cash flow
   information:
   Cash paid during the year for:
      Interest                             $  8,413         8,903         7,923
                                           ========      ========      ========
      Income taxes                         $  3,138         1,741         1,779
                                           ========      ========      ========
Supplemental disclosure of noncash
   investing and financing activities:
      Stock dividend distributed           $  3,126         2,514         2,056
                                           ========      ========      ========
      Loans held for sale transferred
         to loans $                              --            --        29,223
                                           ========      ========      ========

(19)  Quarterly Financial Information (Unaudited)

                                    March 31,   June 30,   September 30,    December 31,
                                    ---------   --------   -------------    ------------

2001:
    Interest income                 $ 7,486       7,378        7,518            7,142
    Net interest income               5,162       5,074        5,402            5,568
    Reversal of provision for
      loan losses                      (308)         --           --               --
    Other operating income              457       1,081        1,050              937
    Other operating expense           3,973       4,093        4,333            4,537
    Income before taxes               1,954       2,062        2,119            1,968
    Net income                        1,274       1,341        1,370            1,344
    Basic earnings per share            .37         .39          .41              .40
    Diluted earnings per share          .36         .38          .39              .39

2000:
    Interest income                   6,663       6,991        7,451            7,752
    Net interest income               4,562       4,836        5,113            5,356
    Other operating income              633         885          839            1,364
    Other operating expense           3,649       3,891        3,926            4,420
    Income before taxes               1,546       1,830        2,025            2,300
    Net income                        1,122       1,169        1,302            1,449
    Basic earnings per share            .31         .32          .38              .42
    Diluted earnings per share          .30         .32          .37              .41

(20)  Parent Company Financial Information

      This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents a summary balance sheet as of December 31, 2001 and summary statements of operations and cash flows information for the years ended December 31, 2001 and 2000.

                             Balance Sheet                      2001       2000
                                                            --------   --------
Assets
    Cash                                                    $    680         --
    Investment in wholly owned subsidiary                     40,863     36,526
    Other assets                                                  13         11
                                                            --------   --------
              Total assets                                  $ 41,556     36,537
                                                            ========   ========
Liabilities and stockholders' equity
    Stockholders' equity                                      41,556     36,537
                                                            --------   --------
              Total liabilities and stockholders' equity    $ 41,556     36,537
                                                            ========   ========

                        Statement of Operations                 2001       2000
                                                            --------   --------

Dividends from subsidiary                                   $  2,492        750
Other operating expenses                                         (32)       (28)
Income tax benefit                                                13         11
                                                            --------   --------
Income before undistributed earnings of subsidiary             2,473        733
Equity in undistributed earnings of subsidiary                 2,856      4,310
                                                            --------   --------
              Net income                                    $  5,329      5,043
                                                            ========   ========

                        Statement of Cash Flows                 2001       2000
                                                            --------   --------
Net income                                                  $  5,329      5,043
Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Increase in other assets                                    (2)       (11)
      Equity in undistributed earnings of subsidiary          (2,866)    (4,310)
                                                            --------   --------

              Net cash used in operating activities            2,461       (722)

Cash flows from financing activities:
    Common stock issued                                          494         99
    Stock repurchases                                         (2,268)      (821)
    Cash in lieu of fractional shares                             (7)        --
                                                            --------   --------

              Net cash provided by financing activities       (1,781)      (722)
                                                            --------   --------
              Net change in cash                                 680         --
Cash at beginning of year                                         --         --
                                                            --------   --------
 Cash at end of year                                        $    680         --
                                                            ========   ========

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

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   Financial Statements and Financial Statement Schedules filed:

      Reference is made to the Index to Financial Statements under Item 8 in
      Part II of this Form 10-K

(B)   Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2001.

(C)   Exhibits:

      The following is a list of all exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number                                    Exhibit
-------                                   -------

3.1 Articles of Incorporation of the Company - incorporated herein by reference to Registrant's Current Report on Form 8-K 12(G)(3) on May 24, 2000

3.3 By-laws of the Company - incorporated herein by reference to Registrant's Current Report on Form 8-K 12(G)(3) on May 24, 2000

10.1 First Northern Community Bancorp 2000 Stock Option Plan - incorporated herein by reference to Registrant's Registration Statement on Form S-8 on May 25, 2000

10.2 First Northern Community Bancorp Outside Directors 2000 Nonstatutory Stock Option Plan - incorporated herein by reference to Registrant's Registration Statement on Form S-8 on May 25, 2000

10.3 First Northern Community Bancorp 2000 Employee Stock Purchase Plan - incorporated herein by reference to Registrant's Registration Statement on Form S-8 on May 25, 2000

10.4 First Northern Community Bancorp 2000 Stock Option Plan Forms "Incentive Stock Option Agreement" and "Notice of Exercise of Stock Option" - incorporated herein by reference to Registrant's Registration Statement on Form S-8 on May 25, 2000

10.5 First Northern Community Bancorp 2000 Outside Directors 2000 Nonstatutory Stock Option Plan Forms "Nonstatutory Stock Option Agreement" and "Notice of Exercise of Stock Option" - incorporated herein by reference to Registrant's Registration Statement on Form S-8 on May 25, 2000

10.6 First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms "Participation Agreement" and "Notice of Withdrawal" - incorporated herein by reference to Registrant's Registration Statement on Form S-8 on May 25, 2000

10.7 Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish - incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

10.8 Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum - incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

10.9 Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Louise Walker - incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

10.10 Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker - incorporated herein by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

10.11       Form of Director Retirement and Split Dollar Agreements between Lori
            J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory Dupratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze entered into as of December 1, 2001.

10.12       Form of Salary Continuation and Split Dollar Agreement between Owen
            J. Onsum, Louise A. Walker, Don Fish, and Robert Walker entered into as of January 2, 2002.

11          Statement of Computation of Per Share Earnings (See Page 47 of this
            Form 10-K)

21          Subsidiaries of the Company.

24          Power of Attorney (See Page 67) of this Form 10-K)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2002.

                                FIRST NORTHERN COMMUNITY BANCORP


                                By: /s/ OWEN J. ONSUM
                                    --------------------------------------------
                                    Owen J. Onsum
                                    President/Chief Executive Officer/Director
                                   (Principal Executive Officer)

                                POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Owen J. Onsum, Louise A. Walker and Stanley R. Bean, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           Name                                          Title                             Date
           ----                                          -----                             ----

                                           President/Chief Executive Officer
      /s/ OWEN J. ONSUM                (Principal Executive Officer) and Director      March 26, 2002
-------------------------------                                                        --------------
       Owen J. Onsum

                                     Senior Vice President/Chief Financial Officer
   /s / LOUISE A. WALKER                     (Principal Financial Officer)             March 26, 2002
-------------------------------                                                        --------------
     Louise A. Walker


    /s/ STANLEY R. BEAN                                                                March 26, 2002
-------------------------------                                                        --------------
      Stanley R. Bean                          Vice President/Controller


    /s/ LORI J. ALDRETE                                 Director                       March 26, 2002
-------------------------------                                                        --------------
      Lori J. Aldrete


 /s/ FRANK J. ANDREWS, JR.              Director and Vice Chairman of the Board        March 26, 2002
-------------------------------                                                        --------------
   Frank J. Andrews, Jr.


   /s/ JOHN M. CARBAHAL                                 Director                       March 26, 2002
-------------------------------                                                        --------------
     John M. Carbahal


    /s/ GREGORY DUPRATT                                 Director                       March 26, 2002
-------------------------------                                                        --------------
      Gregory DuPratt


     /s/ JOHN F. HAMEL                                  Director                       March 26, 2002
-------------------------------                                                        --------------
       John F. Hamel


    /s/ DIANE P. HAMLYN                    Director and Chairman of the Board          March 26, 2002
-------------------------------                                                        --------------
      Diane P. Hamlyn


   /s/ FOY S. MCNAUGHTON                                Director                       March 26, 2002
-------------------------------                                                        --------------
     Foy S. McNaughton


   /s/ DAVID W. SCHULZE                                 Director                       March 26, 2002
-------------------------------                                                        --------------
     David W. Schulze