Form 10-Q
period 2002-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2002-05-13
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-30707

FIRST NORTHERN COMMUNITY BANCORP
(Exact name of Registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N. First St., Dixon, CA	95620
(Address of principal executive offices)	(Zip Code)

707-678-3041
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The aggregate market value of Common Stock held by non-affiliates (based upon the last reported trade on the OTC Bulletin Board on May 9, 2002) was approximately $85,680,764. As of May 9, 2002, there were 3,295,414 shares of Common Stock, no par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$22,832	$16,900
Federal funds sold	28,205	37,420
Investment securities—available for sale	88,979	96,797
Loans, net of allowance for loan losses of
$6,925 at March 31, 2002 and
$6,926 at December 31, 2001	256,353	244,277
Loans held for sale	20,758	25,074
Premises and equipment, net	6,855	6,709
Accrued Interest receivable and other assets	12,301	12,656

TOTAL ASSETS	$436,283	$439,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$105,757	$104,944
Interest-bearing transaction deposits	43,890	44,083
Savings & MMDA’s	120,462	119,477
Time, under $100,000	65,988	67,697
Time, $100,000 and over	53,944	55,614

Total deposits	390,041	391,815
Accrued interest payable and other liabilities	6,312	6,462

TOTAL LIABILITIES	396,353	398,277

Stockholders’ equity
Common stock, no par value; 4,000,000 shares authorized; 3,308,501 shares issued and outstanding in 2001 and 3,191,464 shares issued and outstanding in 2001	26,983	24,136
Additional paid in capital	977	977
Retained earnings	10,123	14,232
Accumulated other comprehensive income	1,847	2,211

TOTAL STOCKHOLDERS’ EQUITY	39,930	41,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,283	$439,833

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three months ended March 31, 2002	Three months ended March 31, 2001
Interest Income
Loans	$5,283	$5,417
Federal funds sold	130	58
Investment securities
Taxable	1,041	1,731
Non-taxable	270	280

Total interest income	6,724	7,486
Interest Expense
Deposits	1,163	2,293
Other borrowings	50	31

Total interest expense	1,213	2,324

Net interest income	5,511	5,162
Recovery of loan losses	—	(308)

Net interest income after recovery of loan losses	5,511	5,470

Other operating income
Service charges on deposit accounts	376	370
Gains on available for sale securities transactions	25	—
Gains on sales of loans	210	96
Alternative investment income	106	65
ATM fees	52	54
Mortgage brokerage income	37	39
Loan servicing Income	70	41
Other income	144	144

Total other operating income	1,020	809

Other operating expenses
Salaries and employee benefits	2,924	2,405
Occupancy and equipment	673	579
Data processing	124	188
Stationery and supplies	166	118
Advertising	55	51
Losses on available for sale securities	—	352
Other	706	632

Total other operating expense	4,648	4,325

Income before income tax expense	1,883	1,954
Provision for income tax expense	623	680

Net income	$1,260	$1,274
Other Comprehensive Income:
Unrealized (loss) gain on available for sale securities, net of tax effect	(364)	1,358

Total Comprehensive Income	$896	$2,632

Basic Income per share	$0.37	$0.37

Diluted Income per share	$0.36	$0.36

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2002	Three Months ended March 31, 2001
Operating Activities
Net Income	$1,260	$1,274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	271	222
Recovery of loan losses	—	(308)
Gain (loss) on available for sale securities	(25)	352
Net increase in loans held for sale	(2,092)	(4,571)
Gain on sale of loans	(210)	(96)
Decrease in accrued interest receivable and other assets	355	1,318
(Decrease) increase in accrued interest payable and other liabilities	(150)	1,721

Net cash used in operating activities	(591)	(88)
Investing Activities
Net decrease in investment securities	7,479	1,404
Net increase in loans	(5,458)	(10,322)
Purchases of premises and equipment, net	(417)	(207)

Net cash provide by (used in) investing activities	1,604	(9,125)
Financing Activities
Net decrease in deposits	(1,774)	(3,208)
Cash dividends paid	(13)	(7)
Stock Options Exercised	207	59
Repurchase of stock	(2,716)	(443)

Net cash used in financing activities	(4,296)	(3,599)

Net change in cash and cash equivalents	(3,283)	(12,812)
Cash and cash equivalents at beginning of period	54,320	34,660

Cash and cash equivalents at end of period	$51,037	$21,848

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,303	$2,340
Income Taxes	$—	$440
Supplemental disclosures of noncash investing and financing activities:
Stock dividend distributed	$5,356	$3,126

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the First Northern Community Bancorp’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2001. All material intercompany accounts have been eliminated in consolidation.

2.    RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

3.    LOANS

Effective March 29, 2002, the Bank transferred $6,618,000 from their loans held for sale portfolio to their loans held to maturity portfolio.

4.    OUTSTANDING SHARES AND EARNINGS PER SHARE

On February 4, 2002, the Board of Directors of the First Northern Community Bancorp declared a 6% stock dividend payable as of March 31, 2002. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

Earnings Per Share (EPS)

Basic and diluted earnings per share for the three-month periods ending March 31, 2002 and March 31, 2001 were computed as follows (in thousands, except share amounts and earnings per share):

	Three months ended March 31,
	2002	2001
Basic earnings per share:
Net income	$1,260	$1,274

Denominator:
Weighted average common shares outstanding	3,375,529	3,446,435

Basic EPS	$0.37	$0.37

Diluted earnings per share:
Net income	$1,260	$1,274

Denominator:
Weighted average common shares outstanding	3,375,529	3,446,435
Incremental shares due to dilutive stock options	149,081	77,949

	3,524,610	3,524,384

Diluted EPS	$0.36	$0.36

4.    ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three-months ended March 31, 2002 and 2001 and for the year ended December 31, 2001 were as follows (in thousands):

	Three months ended March 31,		Year ended December 31, 2001
	2002	2001
Balance, beginning of period	$6,926	$7,228	$7,228
Recovery of loan losses	—	(308)	(308)
Loan charge-offs	(33)	(49)	(154)
Loan recoveries	32	17	160

Balance, end of period	$6,925	$6,888	$6,926

5.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted the provisions of Statement 141 in fiscal year 2001 and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of Statement 142. The Company does not have any goodwill and intangible assets acquired in business combinations. The adoption of Statements No. 141 and 142 did not have a material impact on the financial condition or operating results of the Company.

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

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company adopted the provisions of Statement 144 on January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the financial condition or operating results of the Company.

9.    SUPPLEMENTAL COMPENSATION PLANS

Key Executive Elective Deferred Compensation Plan—2001 Executive Deferral Plan

Under the plan, eligible executives may elect to defer a portion of their current compensation. Deferred amounts earn interest at an annual rate determined by the Bank’s Board, currently 7.85%. Deferred compensation and interest earned will be paid out to the participating executive at or following his or her retirement. Under the Plan, beginning January 1, 2002, Mr. Onsum and Ms. Louise Walker elected to defer a portion of their compensation. If the executive dies before retirement age, the Bank will receive the death benefits of an insurance policy purchased by the Bank on the executive’s life. In December 2001, the Bank purchased single-premium life insurance policies on the lives of Mr. Onsum and Ms. Walker in connection with the Executive Deferral Plan, with a single premium of $1.125 million for the policy on Mr. Onsum’s life and a premium of $425,000 for the policy on Ms. Walker’s life. The Bank is the beneficiary and owner of the policies.

Director Elective Deferral Fee Plan

The Bank has implemented an elective deferred director fee plan, a nonqualified plan providing unfunded deferred benefits for participating directors. Under the Plan, beginning January 1, 2002, Director Aldrete has elected to defer a portion of her director fees. Her deferred director fees earn interest at a rate determined annually by the Bank, currently 7.85%. Deferred fees and interest earned will be paid out to Director Aldrete at her retirement. If she dies before her retirement age, her beneficiaries will receive the deferred fees and interest earned. The Bank is entitled to any insurance policy death benefits from an insurance policy purchased by the Bank with a lump-sum premium payment of $75,000.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RELULTS OF OPERATIONS

The following is a discussion and analysis of the significant changes in the Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three-month ended March 31, 2002 and 2001.

SUMMARY

The Company recorded net income of $1,260,000 for the three-month period ended March 31, 2002, representing a decrease of $14,000 or 1.1% over $1,274,000 for the same period in 2001.

The decrease in net income over the three-month period ended March 31, 2002 as compared to the same period a year ago, resulted primarily from a decrease in recovery of loan losses and increases in other operating expenses which was partially offset by increases in net interest income and other operating income and a decrease in the provision for income taxes expense.

On February 4, 2002, the Board of Directors of the First Northern Community Bancorp declared a 6% stock dividend payable as of March 31, 2002. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

CHANGES IN FINANCIAL CONDITION

The asset side of the Unaudited Condensed Consolidated Balance Sheet showed a $5,932,000 increase in cash and due from banks, a $9,215,000 decrease in fed funds sold, a $7,818,000 decrease in investment securities, a $12,076,000 increase in loans, a $4,316,000 decrease in loans held for sale, and a $355,000 decrease in accrued interest receivable and other assets from December 31, 2001 to March 31, 2002. The reason for the increase in cash and due from banks was due to an increase in items in process of collection. The decrease in fed funds sold was due to increased loans and items in the process of collection. The decrease in investment securities was due to proceeds from sales, maturities and calls. The proceeds were used to fund new loans. The increase in loans was in real estate loans, which was due to the significant demand for mortgage and construction financing during the current low interest environment. The decrease in loans held for sale was in real estate loans, this category of loans fluctuates up and down depending on the timing of the boarding of a loan and it’s subsequent sale. The decrease in accrued interest receivable and other assets was due to decreased securities interest receivables.

The liability side of the Unaudited Condensed Consolidated Balance Sheet showed a decrease in total deposits of $1,774,000 compared to year-end 2001 deposit totals. The decrease in deposits was due to lower time and interest-bearing transaction deposit totals combined with higher demand, savings and money market deposit totals. The fluctuations were due to cyclical changes in deposit requirements of the Bank’s depositors. Other liabilities decreased $150,000 from December 31, 2001 to March 31, 2002. The decrease in other liabilities was due decreased accrued profit sharing and incentive compensation expenses, which was partially offset by increased treasury tax and loan notes payable.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The reduction in general market rates reduced the yields on earning assets. The Federal Open Market Committee lowered the federal funds rate by more than 300 basis points during the past twelve months.

Interest income on loans for the three-month period ended March 31, 2002 is down 2.5% over the same period for 2001, from $5,417,000 to $5,283,000. The decrease over the three-month period ended March 31, 2002 as compared to the same period a year ago, was due to a 179 basis point decrease in loan yields which was partially offset by an increase in average loans.

Interest income on securities for the three-month period ended March 31, 2002 is down 34.8% over the same period for 2001, from $2,011,000 to $1,311,000. The decrease over the three-month period ended March 31, 2002 as compared to the same period a year ago, is due to a 80 basis point decrease in securities yields combined with a decrease in average securities.

Interest income on fed funds sold for the three-month period ended March 31, 2002 is up 124.1% over the same period for 2001 from $58,000 to $130,000. The increase in fed funds income over the three-month period ended March 31, 2002 was due to an increase in average fed funds sold which was partially offset by a decrease in fed funds rates.

Interest Expense

The reduction in general market rates reduced the cost of funds. The Federal Open Market Committee lowered the federal funds rate by more than 300 basis points during the past twelve months.

Interest expense on deposits and other borrowings was down 47.8% for the three-month period ending March 31, 2002 over the same period in 2001 from $2,324,000 to $1,213,000. The decreased interest expense over the three-month period ended March 31, 2002 was due to lower deposit rates, which was partially offset by increased average deposits.

Provision for Loan Losses

There was no provision for loan losses for the three-month period ending March 31, 2002 compared to a recovery of $308,000 for the same period in 2001. The zero provision and recovery for those periods were due to continued favorable market conditions and loan quality in the Company’s loan portfolio. The March 31, 2002 allowance for loan losses of approximately $6,925,000 is 2.6% of total loans compared to $6,926,000 or 2.7% of total loans at December 31, 2001.

Other Operating Income

Other operating income was up 26.1% for the three-month period ended March 31, 2002 over the same period in 2001 from $809,000 to $1,020,000. This increase was primarily due to gains on sales of loans; loan servicing income; gains on available for sale securities and alternative investment fees. Gains on sales of loans accounted for most of the increase in other operating income and this increase was due to the significant increase in mortgage financing and refinancing activity over the same period in 2001. The bank sold approximately $17,000,000 in residential mortgage loans during the first quarter of 2002. The increase in other miscellaneous income was due, for the most part, to the timing of the receipt of visa check/debit card fees.

Other Operating Expense

Total other operating expense was up 7.5% for the three-month period ending March 31, 2002 over the same period in 2001 from $4,325,000 to $4,648,000.

The main reasons for the increase in the three-month period ending March 31, 2002 was a combination of: increases in salaries; occupancy and equipment; and stationery and supplies combined with decreases in data processing and other miscellaneous expense. The increase in salaries was due to increases in the number of employees and merit increases combined with increases in commissions for real estate loans. The decrease in data processing was due to decreased usage as compared to the same period in 2001. The increase in occupancy and equipment was due to increased rent expense, furniture and equipment depreciation, computer hardware depreciation and utilities. The increase in other miscellaneous expense was due to: increased postage and computer software depreciation which were partially offset by decreased miscellaneous loan and lease expense; computer software and hardware service contracts; and sundry losses.

Asset Quality

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected.

Non-accrual loans amounted to $956,000 at March 31, 2002, and were comprised of ten commercial loans and one installment loan. At December 31, 2001, non-accrual loans amounted to $530,000 and were comprised of nine commercial loans and one installment loan. At March 31, 2001, non-accrual loans amounted to $614,000 and were comprised of six commercial loans and two agricultural loans. The increase in non-accrual loans at March 31, 2002 over the balance at December 31, 2001 was due to one significant agricultural loan being added to this category.

At March 31, 2002, the Company had loans 90 days past due and still accruing totaling $66,000. Such loans amounted to $54,000 at December 31, 2001 and $82,000 at March 31, 2001.

Liquidity and Capital Resources

To be able to serve our market area, the Company must maintain proper liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of loans to deposits. This ratio was 71.0% on March 31, 2002. In addition, on March 31, 2002, the Company had the following short term investments: $28,205,000 in fed funds sold; $4,500,000 in securities due within one year; and $21,700,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term lines of credit with other banks totaling $20,700,000.

Capital adequacy is generally measured by comparing the total of equity capital and reserve for loan losses to total assets. On March 31, 2002 this ratio was 10.7% and on December 31, 2001 it was 11.0%. These figures are well above the levels currently considered adequate by bank regulators.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2002, from that presented in the First Northern Community Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II—OTHER INFORMATION AND SIGNATURES

Item 1.    Legal Proceedings

Not Applicable.

Item 2.    Changes in Securities

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  An index of exhibits follows the signature page.

(b)  There were no Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

Date: May 13, 2002	FIRST NORTHERN COMMUNITY BANCORP

	BY:	/s/ LOUISE A. WALKER
Louise A. Walker Sr. Vice President / Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.13
Form of 2001 Executive Deferral Plan of First Northern Bank, including Executive Deferral Plan forms “Plan agreement”, “Beneficiary Designation Form”, “Election Form” and Form of “Benefit Payment” between Owen J. Onsum and Louise A. Walker beginning on January 1, 2002.

10.14	Form of First Northern Bank Director Deferred Fee Agreement between Lori J. Aldrete beginning on January 1, 2002.