Form 10-Q
period 2002-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2002-08-13
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

Yes ☒              No ☐

As of August 12, 2002, there were 3,275,788 shares of Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS

	June 30, 2002	December 31,

		2001

Cash and due from banks	$30,417	$16,900
Federal funds sold	14,195	37,420
Investment securities - available for sale	88,551	96,797
Loans, net of allowance for loan losses of $6,963 at June 30, 2002 and $6,926 at December 31, 2001	283,745	244,277
Loans held for sale	13,497	25,074
Premises and equipment, net	7,123	6,709
Accrued Interest receivable and other assets	12,367	12,656

TOTAL ASSETS	$449,895	$439,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$110,326	$104,944
Interest-bearing transaction deposits	44,099	44,083
Savings & MMDA ’s	130,388	119,477
Time, under $100,000	64,507	67,697
Time, $100,000 and over	52,060	55,614

Total deposits	401,380	391,815
Accrued interest payable and other liabilities	7,262	6,462

TOTAL LIABILITIES	408,642	398,277

Stockholders’ equity
Common stock, no par value; 4,000,000 shares authorized;
3,291,248 shares issued and outstanding in 2002
and 3,191,464 shares issued and outstanding in 2001	25,912	24,136
Additional paid in capital	977	977
Retained earnings	11,515	14,232
Accumulated other comprehensive income	2,849	2,211

TOTAL STOCKHOLDERS’ EQUITY	41,253	41,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$449,895	$439,833

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Interest Income
Loans	$5,673	$5,598	$10,956	$11,074
Federal funds sold	94	102	224	160
Investment securities
Taxable	1,105	1,487	2,145	3,217
Non-taxable	238	284	508	564

Total interest income	7,110	7,471	13,833	15,015

Interest Expense
Deposits	1,019	2,237	2,182	4,530
Other borrowings	49	67	98	97

Total interest expense	1,068	2,304	2,280	4,627

Net interest income	6,042	5,167	11,553	10,388
Recovery of loan losses	—	—	—	(308)

Net interest income after recovery of loan losses	6,042	5,167	11,553	10,696

Other operating income
Service charges on deposit accounts	416	426	792	796
Gains (losses) on available for sale securities	13	75	38	(277)
Gains on sales of loans	184	157	394	253
Alternative investment income	46	78	152	143
ATM fees	56	57	108	111
Mortgage brokerage income	140	46	177	86
Loan servicing Income	70	47	140	87
Other income	222	102	366	187

Total other operating income	1,147	988	2,167	1,386

Other operating expenses
Salaries and employee benefits	3,046	2,573	5,970	4,977
Occupancy and equipment	716	562	1,388	1,141
Data processing	200	121	324	309
Stationery and supplies	165	126	330	244
Advertising	91	72	147	123
Other	845	639	1,552	1,271

Total other operating expense	5,063	4,093	9,711	8,065

Income before income tax expense	2,126	2,062	4,009	4,017
Provision for income tax expense	734	721	1,357	1,402

Net income	$1,392	$1,341	$2,652	$2,615

Other Comprehensive Income:
Unrealized gain (loss) on available for sale securities, net of tax effect	1,001	(404)	638	954

Total Comprehensive Income	$2,393	$937	$3,290	$3,569

Basic Income per share	$0.42	$0.39	$0.80	$0.76

Diluted Income per share	$0.41	$0.39	$0.77	$0.75

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended	Six months ended
	June 30, 2002	June 30, 2001

Operating Activities
Net Income	$2,652	$2,615
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	558	449
Recovery of loan losses	–	(308)
(Gain) loss on available for sale securities	(38)	277
Net decrease (increase) in loans held for sale	1,838	(11,912)
Gain on sale of loans	(394)	(253)
Decrease in accrued interest receivable and other assets	289	1,128
Increase (decrease) in accrued interest payable and other liabilities	800	(187)

Net cash provided by (used in) operating activities	5,705	(8,191)

Investing Activities
Net decrease in investment securities	8,922	26,908
Net increase in loans	(29,335)	(25,254)
Purchases of premises and equipment, net	(972)	(703)

Net cash (used in) provided by investing activities	(21,385)	951

Financing Activities
Net increase in deposits	9,565	12,342
Cash dividends paid	(13)	(7)
Stock Options Exercised	427	59
Repurchase of stock	(4,007)	(1,030)

Net cash provided by financing activities	5,972	11,364

Net change in cash and cash equivalents	(9,708)	4,124
Cash and cash equivalents at beginning of period	54,320	34,660

Cash and cash equivalents at end of period	$44,612	$38,784

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$2,447	$4,683
Income Taxes	$990	$1,432

Supplemental disclosures of noncash investing and financing activities:

Transfer of loans held for sale to loans held to maturity	$10,133	$–
Stock dividend distributed	$5,356	$3,126

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and December 31, 2001

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the First Northern Community Bancorp’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2001. All material intercompany accounts have been eliminated in consolidation.

2.	RECLASSIFICATIONS

Certain reclassifications from loan fees to loan interest income have been made to the 2001 financial statements to conform to the 2002 presentation.

3.	LOANS

Effective March 29, 2002 and June 26, 2002, the Bank transferred $6,618,000 and $3,515,000 from their loans held for sale portfolio to their loans held to maturity portfolio.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On February 4, 2002, the Board of Directors of the First Northern Community Bancorp declared a 6% stock dividend payable as of March 31, 2002. Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock options outstanding on an average basis during the period. The following table presents basic and diluted EPS for the three-month and six-month periods ending June 30, 2002 and June 30, 2001 (amounts in thousands, except share amounts and earnings per share):

	Three months		Six months
	ended June 30,		ended June 30,
	2002	2001	2002	2001

Basic earnings per share:
Net income	$1,392	$1,341	$2,652	$2,615

Denominator:
Weighted average common shares outstanding	3,295,965	3,404,187	3,335,747	3,425,311

Basic EPS	$0.42	$0.39	$0.80	$0.76

Diluted earnings per share:
Net income	$1,392	$1,341	$2,652	$2,615

Denominator:
Weighted average common shares outstanding	3,295,965	3,404,187	3,335,747	3,425,311
Incremental shares due to dilutive stock options	128,081	75,229	127,545	76,597

Adjusted weighted average common shares
outstanding	3,424,046	3,479,416	3,463,292	3,501,908

Diluted EPS	$0.41	$0.39	$0.77	$0.75

5.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the six-months ended June 30, 2002 and 2001 and for the year ended December 31, 2001 were as follows (in thousands):

	Six months ended		Year ended
	June 30,		December 31,
	2002	2001	2001

Balance, beginning of period	$6,926	$7,228	$7,228
Recovery of loan losses	–	(308)	(308)
Loan charge-offs	(42)	(50)	(154)
Loan recoveries	79	32	160

Balance, end of period	$6,963	$6,902	$6,926

6.	FIDUCIARY POWERS

On July 1, 2002, the Bank received its trust powers from the regulatory agencies and on that date began to offer fiduciary services for individuals, businesses, governments and charitable organizations in the Solano, Yolo, Sacramento, Placer and El Dorado County areas. The Bank’s full-service trust department is located in downtown Sacramento.

7.	INCOME TAX CREDITS

On July 15, 2002, the Bank made a $2,355,000 equity investment in a partnership, which owns low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As a limited partner investor in this partnership, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment property meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns.

8.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted the provisions of Statement 142 effective January 1, 2002. The Company does not have any goodwill and intangible assets acquired in business combinations. The adoption of Statement 142 did not have a material impact on the financial condition or operating results of the Company.

9.	ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

The FASB issued Statement No. 143, Accounting for Asset Retirement Obligationsin August 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

As a result, Statement No. 143 applies to all entities that have legal obligations associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppels.

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

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company adopted the provisions of Statement 144 on January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the financial condition or operating results of the Company.

11.	RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENTS OF SFAS NO. 13, AND TECHNICAL CORRECTIONS

Statement Financial Accounting Standards No. 145 rescinds SFAS No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

The accounting, disclosure and financial statements provision of SFAS No. 145 are effective for financial statements in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified. The implementation of Statement No. 145 is not expected to have a material impact on the financial condition or operating results of the Company.

12.	ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

The Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS 146), which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to apply prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RELULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,“ ”consider, or similar expressions are used. or similar expressions and includes assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions; (ii) uncertainty regarding the economic outlook resulting from the terrorist attacks on September 11, 2001 or threats of additional attacks and possible responses of the U.S. Government thereto; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (v) changes in federal and state banking or other laws and regulations; and (vi) other external developments which could materially impact the Company’s operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three-month and six-month periods ended June 30, 2002 and 2001 and should be read in conjunction with the Company’s consolidated 2001 financial statements and the notes thereto, along with other financial information included in this document.

SUMMARY

The Company recorded net income of $2,652,000 for the six-month period ended June 30, 2002, representing an increase of $37,000 or 1.4% over net income of $2,615,000 for the same period in 2001 and had net income of $1,392,000 for the three-month period ended June 30, 2002, representing an increase of $51,000 or 3.8% over net income of $1,341,000 for the same period in 2001.

The increase in net income over the six-month period ended June 30, 2002 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income which was partially offset by a decrease in recovery of loan losses and increases in other operating expenses.

The increase in net income over the three-month period ended June 30, 2002 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income which was partially offset by increases in other operating expenses.

On February 4, 2002, the Board of Directors of the First Northern Community Bancorp declared a 6% stock dividend payable as of March 31, 2002. Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheet showed a $13,517,000 increase in cash and due from banks, a $23,225,000 decrease in federal funds sold, a $8,246,000 decrease in investment securities, a $39,468,000 increase in loans, a $11,577,000 decrease in loans held for sale, a $414,000 increase in premises and equipment and a $289,000 decrease in accrued interest receivable and other assets from December 31, 2001 to June 30, 2002. The reason for the increase in cash and due from banks was due to an increase in items in process of collection resulting from growth in deposit accounts. The decrease in federal funds sold was due to increased loans and items in the process of collection. The decrease in investment securities was due to proceeds from sales, maturities and calls. The proceeds from the sale of investment securities were used to fund new loans. The increase in loans was due to an increase in commercial and real estate loans, which was due to the significant demand for mortgage and construction financing during the current low interest environment. The decrease in loans held for sale was in real estate loans and was due, for the most part, to transfers of loans to the loans held to maturity portfolio. The decrease in accrued interest receivable and other assets was due to decreased securities interest receivables and decreased income taxes receivables, which was partially offset by increased loan interest receivables.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheet showed an increase in total deposits of $9,565,000 compared to year-end 2001 deposit totals. The increase in deposits was due to higher demand and savings and money market deposit totals combined with lower time deposit totals. The fluctuations were due to cyclical changes in deposit requirements of the Bank’s depositors. Other liabilities increased $800,000 from December 31, 2001 to June 30, 2002. The increase in other liabilities was due to increased treasury tax and loan notes payable and income taxes payable which was partially offset by decreased accrued profit sharing and incentive compensation expenses.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The reduction in general market rates reduced the yields on earning assets. The Federal Open Market Committee lowered the federal funds rate by 200 basis points during the past twelve months.

Interest income on loans for the six-month period ended June 30, 2002 is down 1.1% over the same period for 2001, from $11,074,000 to $10,956,000 and is up 1.3% for the three-month period ended June 30, 2002 over the same period for 2001, from $5,598,000 to $5,673,000. The decrease over the six-month period ended June 30, 2002 as compared to the same period a year ago, was primarily due to a 155 basis point decrease in loan yields which was partially offset by an increase in average loans. The increase over the three-month period ended June 30, 2002 as compared to the same period a year ago, was primarily due to an increase in average loans which was partially offset by a 123 basis point decrease in loan yields.

Interest income on investment securities for the six-month period ended June 30, 2002 is down 29.8% over the same period for 2001, from $3,781,000 to $2,653,000 and is down 24.2% for the three-month period ended June 30, 2002 over the same period for 2001, from $1,771,000 to $1,343,000. The decrease over the six-month period ended June 30, 2002 as compared to the same period a year ago, was primarily due to a decrease in average securities combined with a 47 basis point decrease in securities yields. The decrease over the three-month period ended June 30, 2002 as compared to the same period a year ago, was primarily due to a decrease in average securities combined with a 12 basis point decrease in securities yields.

Interest income on federal funds sold for the six-month period ended June 30, 2002 is up 40.0% over the same period for 2001 from $160,000 to $224,000 and is down 7.8% for the three-month period ending June 30, 2002 over the same period in 2001 from $102,000 to $94,000. The increase in federal funds income over the six-month period ended June 30, 2002 was primarily due to an increase in average federal funds sold which was partially offset by a 281 basis point decrease in federal funds rates. The decrease in federal funds income over the three-month period ended June 30, 2002 was primarily due to a 230 basis point decrease in federal funds rates which was partially offset by an increase in average federal funds sold. The changes in average federal funds sold are the result of the usual seasonality of transaction deposit accounts.

Interest Expense

The reduction in general market rates reduced the cost of funds. The Federal Open Market Committee lowered the federal funds rate by more than 200 basis points during the past twelve months.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2002 is down 50.7% over the same period for 2001 from $4,627,000 to $2,280,000 and is down 53.7% for the three-month period ending June 30, 2002 over the same period in 2001 from $2,304,000 to $1,068,000. The decrease in interest expense over the six-month period ended June 30, 2002 was primarily due to a 200 basis point decrease in deposit rates, which was partially offset by increased average interest bearing deposits. The decrease in interest expense over the three-month period ended June 30, 2002 was primarily due to a 199 basis point decrease in deposit rates, which was partially offset by increased average interest bearing deposits.

Provision for Loan Losses

There was no provision for loan losses for the six-month period ending June 30, 2002 compared to a recovery of $308,000 for the same period in 2001. The zero provision and recovery for those periods were due to continued favorable market conditions and loan quality in the Company’s loan portfolio. The June 30, 2002 allowance for loan losses of approximately $6,963,000 is 2.4% of total loans compared to $6,926,000 or 2.7% of total loans at December 31, 2001. The decrease in the percentage of the allowance for loan losses to total loans was the result of loan growth. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

Other Operating Income

Other operating income was up 56.4% for the six-month period ended June 30, 2002 over the same period in 2001 from $1,386,000 to $2,167,000. This increase was primarily due to gains on sales of loans; mortgage brokerage income; loan servicing income; realized gains on available for sale securities and other miscellaneous income. Realized gains/losses on available for sale securities accounted for most of the increase in other operating income and this was due to gains on sales in 2002 compared to an other than temporary decline in value of a corporate bond and realized losses on sales in 2001. The increase in gains on sales of loans was primarily due to the significant increase in mortgage financing and refinancing activity over the same period in 2001. The bank sold approximately $34,000,000 in residential mortgage loans during the first six months of 2002. The increase in other miscellaneous income was due, for the most part, to an increase in cash surrender value of life insurance policies deferred. The increase in cash surrender value of life insurance policies was due the purchase of single-premium insurance policies in the amount of $6,810,000, the benefit accruals of which will fund certain executive officers’ and directors’ death, disability and retirement benefits.

Other operating income was up 16.1% for the three-month period ended June 30, 2002 over the same period in 2001 from $988,000 to $1,147,000. This increase was primarily due to mortgage brokerage income and other miscellaneous income. The increase in other miscellaneous income was due, for the most part, to an increase in cash surrender value of life insurance policies deferred. The increase in cash surrender value of life insurance policies was due the purchase of single-premium insurance policies in the amount of $6,810,000, the benefit accruals of which will fund certain executive officers’ and directors’ death, disability and retirement benefits.

Other Operating Expense

Total other operating expense was up 20.4% for the six-month period ending June 30, 2002 over the same period in 2001 from $8,065,000 to $9,711,000 and was up 23.7% for the three-month period ending June 30, 2002 over the same period in 2001 from $4,093,000 to $5,063,000.

The main reasons for the increase in other operating expense in the six-month period ending June 30, 2002 were a combination of the following: increases in salaries and benefits; occupancy and equipment; stationery and supplies and other miscellaneous expense. The increase in salaries and benefits was due to increases in: the number of employees needed for branch and department expansion; merit salary increases; retirement compensation expense; and increases in profit sharing and incentive compensation provisions due to increased income combined with increases in commissions for real estate loans. The increase in occupancy and equipment was due to increased rent expense, furniture and equipment depreciation, equipment maintenance and computer hardware depreciation. The increase in stationery and supplies was due to increased usage as compared to the same period in 2001. The increase in other miscellaneous expense was due to: increased postage; accounting and audit fees; miscellaneous loan and lease expense; and computer software depreciation which were partially offset by decreased legal fees, computer software and hardware service contracts; and sundry losses.

The main reasons for the increase in other operating expense in the three-month period ending June 30, 2002 were a combination of the following: increases in salaries and benefits; occupancy and equipment; stationery; data processing and supplies and other miscellaneous expense. The increase in salaries and benefits was due to increases in the number of employees needed for branch and department expansion; merit salary increases; retirement compensation expense; and increases in profit sharing and incentive compensation provisions due to increased income combined with increases in commissions for real estate loans. The increase in occupancy and equipment was due to increased rent expense, furniture and equipment depreciation, equipment maintenance, service contracts and computer hardware depreciation. The increase in data processing and stationery and supplies was due to increased usage as compared to the same period in 2001. The increase in other miscellaneous expense was due to: increased postage; accounting and audit fees; miscellaneous loan and lease expense; computer software depreciation and computer software and hardware service contracts, which were partially offset by decreased legal fees.

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

Non-accrual loans amounted to $993,000 at June 30, 2002, and were comprised of twelve commercial loans and one installment loan. At December 31, 2001, non-accrual loans amounted to $530,000 and were comprised of nine commercial loans and one installment loan. At June 30, 2001, non-accrual loans amounted to $670,000 and were comprised of six commercial loans and two agricultural loans. The increase in non-accrual loans at June 30, 2002 over the balance at December 31, 2001 was due to one significant agricultural loan being added to this category.

At June 30, 2002, the Company had loans 90 days past due and still accruing totaling $23,000. Such loans amounted to $54,000 at December 31, 2001 and $5,000 at June 30, 2001.

Liquidity and Capital Resources

To be able to serve our market area, the Company must maintain proper liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale). This ratio was 74.0% on June 30, 2002. In addition, on June 30, 2002, the Company had the following short term investments: $14,195,000 in federal funds sold; $4,500,000 in securities due within one year; and $43,600,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term lines of credit with other banks totaling $20,700,000.

Capital adequacy is generally measured by comparing the total of equity capital and reserve for loan losses to total assets. On June 30, 2002 this ratio was 10.7% and on December 31, 2001 it was 11.0%. These figures are well above the levels currently considered adequate by bank regulators.

The Company approved a new stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date. The new stock repurchase program, which will remain in effect until April 30, 2004, allows purchases in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling 12-month period. The Company repurchased 145,826 shares of the Company’s outstanding common stock during the first six months of 2002.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.

Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002

The certification by the Company’s chief executive officer and chief financial officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), has been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2002, from those presented in First Northern Community Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.
Legal Proceedings
Not Applicable.

ITEM 2.
Changes in Securities
Not Applicable.

ITEM 3.
Defaults upon Senior Securities
Not Applicable.

ITEM 4.
Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of shareholders on April 25, 2002.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the Company’s proxy statement for the Annual Meeting.

(c)	The vote for the nominated directors was as follows:

Nominee	For	Withheld

Lori J. Aldrete	2,259,518	10,727
Frank J. Andrews, Jr.	2,235,502	10,727
John M. Carbahal	2,277,523	10,727
Gregory DuPratt	2,277,523	10,727
John F. Hamel	2,257,010	10,727
Diane P. Hamlyn	2,277,523	10,727
Foy S. McNaughton	2,259,572	10,727
Owen J. Onsum	2,277,523	10,727
David W. Schulze	2,277,523	10,727

The vote for ratifying the appointment of KPMG LLP as the Company’s independent auditors was as follows:

For	2,233,523
Against	37,977
Abstain	16,750
Broker Non-Vote	-0-

ITEM 5.
Other Information
Not Applicable.

ITEM 6.
Exhibits and Reports on Form 8 - K.

(a)	Exhibits

None

(b)	Reports on Form 8 - K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

FIRST NORTHERN COMMUNITY BANCORP

Date: August 13, 2002	By /s/ Louise A. Walker

Louise A. Walker, Sr. Vice President / Chief Financial Officer