Form 10-Q
period 2002-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2002-11-13
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

As of November 12, 2002, there were 3,230,958 shares of Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2002	December 31, 2001

ASSETS
Cash and due from banks	$27,295	$16,900
Federal funds sold	19,655	37,420
Investment securities - available for sale	74,351	96,797
Loans, net of allowance for loan losses of
$7,242 at September 30, 2002 and
$6,926 at December 31, 2001	312,467	244,277
Loans held for sale	17,824	25,074
Premises and equipment, net	7,389	6,709
Accrued Interest receivable and other assets	14,452	12,656

TOTAL ASSETS	$473,433	$439,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$116,059	$104,944
Interest-bearing transaction deposits	48,605	44,083
Savings & MMDA’s	140,413	119,477
Time, under $100,000	63,765	67,697
Time, $100,000 and over	53,857	55,614

Total deposits	422,699	391,815
Borrowed Funds	5,067	3,580
Accrued interest payable and other liabilities	3,492	2,882

TOTAL LIABILITIES	431,258	398,277

Stockholders’ equity
Common stock, no par value; 4,000,000 shares authorized; 3,233,626 shares issued and outstanding in 2002and 3,191,464 shares issued and outstanding in 2001	24,396	24,136
Additional paid in capital	977	977
Retained earnings	13,079	14,232
Accumulated other comprehensive income, net	3,723	2,211

TOTAL STOCKHOLDERS’ EQUITY	42,175	41,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,433	$439,833

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001

Interest Income
Loans	$6,174	$5,806	$17,131	$16,881
Federal funds sold	83	237	307	397
Investment securities
Taxable	925	1,199	3,070	4,416
Non-taxable	222	276	730	840

Total interest income	7,404	7,518	21,238	22,534
Interest Expense
Deposits	979	2,060	3,162	6,589
Other borrowings	50	56	148	154

Total interest expense	1,029	2,116	3,310	6,743

Net interest income	6,375	5,402	17,928	15,791
Provision for (recovery of) loan losses	270	—	270	(308)

Net interest income after provision for (recovery of) loan losses	6,105	5,402	17,658	16,099

Other operating income
Service charges on deposit accounts	431	417	1,223	1,212
Gains (losses) on available for sale securities transactions	392	36	430	(241)
Gains on sales of loans	157	251	550	504
Alternative investment income	45	68	197	210
ATM fees	57	59	165	170
Mortgage brokerage income	190	67	368	153
Loan servicing income	65	53	205	141
Other income	196	99	562	286

Total other operating income	1,533	1,050	3,700	2,435

Other operating expenses
Salaries and employee benefits	3,302	2,666	9,281	7,644
Occupancy and equipment	713	618	2,101	1,759
Data processing	221	131	545	439
Stationery and supplies	112	125	443	369
Advertising	83	90	230	214
Other	888	703	2,430	1,974

Total other operating expense	5,319	4,333	15,030	12,399

Income before income tax expense	2,319	2,119	6,328	6,135
Provision for income tax expense	755	749	2,112	2,150

Net income	$1,564	$1,370	$4,216	$3,985

Basic Income per share	$0.48	$0.41	$1.27	$1.17

Diluted Income per share	$0.46	$0.39	$1.23	$1.14

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands except per share amounts)

Description			Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Stockholders’ Equity
	Common Stock

	Shares	Amounts

Balance at December 31, 2001	3,191,464	$24,136		977	14,232	2,211	41,556
Comprehensive income:
Net income			$4,216		4,216		4,216

Other comprehensive income:
Unrealized holding gains arising during the current period, net of tax effect of $1,008			1,512			1,512	1,512

Comprehensive income			$5,728

6% stock dividend	190,253	5,356			(5,356)
Cash in lieu of fractional shares					(13)		(13)
Stock options exercised	61,974	498					498
Stock repurchase and retirement	(210,065)	(5,594)					(5,594)

Balance at September 30, 2002	3,233,626	$24,396		977	13,079	3,723	42,175

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2002	Nine Months ended September 30, 2001

Operating Activities
Net Income	$4,216	$3,985
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	854	689
Provision for (recovery of) loan losses	270	(308)
(Gain) loss on available for sale securities	(430)	241
Net increase in loans held for sale	(6,595)	(9,534)
Gain on sale of loans	(550)	(504)
Increase in accrued interest receivable and other assets	(1,796)	(3,352)
Increase in accrued interest payable and other liabilities	2,097	2,619

Net cash used in operating activities	(1,934)	(6,164)
Investing Activities
Net decrease in investment securities	24,388	30,521
Net increase in loans	(54,065)	(23,730)
Purchases of premises and equipment, net	(1,534)	(1,197)

Net cash (used in) provided by investing activities	(31,211)	5,594
Financing Activities
Net increase in deposits	30,884	23,755
Cash dividends paid	(13)	(7)
Stock Options Exercised	498	181
Repurchase of stock	(5,594)	(1,705)

Net cash provided by financing activities	25,775	22,224

Net change in cash and cash equivalents	(7,370)	21,654
Cash and cash equivalents at beginning of period	54,320	34,660

Cash and cash equivalents at end of period	$46,950	$56,314

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,489	$5,989
Income Taxes	$2,046	$2,247

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans held for sale to loans held to maturity	$14,395	$—
Stock dividend distributed	$5,356	$3,126

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and December 31, 2001

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the First Northern Community Bancorp’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2001.  All material intercompany accounts have been eliminated in consolidation.

2.	RECLASSIFICATIONS

Certain reclassifications from loan fees to loan interest income have been made to the 2001 financial statements to conform to the 2002 presentation.

3.	LOANS

Effective March 29, 2002, June 26, 2002 and September 10, 2002 the Bank transferred $6,618,000, $3,515,000 and $4,262,000 from their loans held for sale portfolio to their loans held to maturity portfolio.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On February 4, 2002, the Board of Directors of the First Northern Community Bancorp declared a 6% stock dividend payable as of March 31, 2002.  Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS incorporates the dilutive effect of common stock options outstanding on an average basis during the period.  The following table presents basic and diluted EPS for the three-month and nine-month periods ending September 30, 2002 and September 30, 2001 (amounts in thousands, except share amounts and earnings per share):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Basic earnings per share:
Net income	$1,564	$1,370	$4,216	$3,985

Denominator:
Weighted average common shares outstanding	3,267,579	3,376,851	3,313,024	3,409,158

Basic EPS	$0.48	$0.41	$1.27	$1.17

Diluted earnings per share:
Net income	$1,564	$1,370	$4,216	$3,985

Denominator:
Weighted average common shares outstanding	3,267,579	3,376,851	3,313,024	3,409,158
Incremental shares due to dilutive stock options	113,616	106,658	120,329	83,939

Adjusted weighted average common shares outstanding	3,381,195	3,483,509	3,433,353	3,493,097

Diluted EPS	$0.46	$0.39	$1.23	$1.14

5.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses.  The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral.  Changes in the allowance for loan losses during the nine-months ended September 30, 2002 and 2001 and for the year ended December 31, 2001 were as follows (in thousands):

	Nine months ended September 30,		Year ended December 31,

	2002	2001	2001

Balance, beginning of period	$6,926	$7,228	$7,228
Provision for (recovery of) loan losses	270	(308)	(308)
Loan charge-offs	(71)	(86)	(154)
Loan recoveries	117	86	160

Balance, end of period	$7,242	$6,920	$6,926

6.	FIDUCIARY POWERS

On July 1, 2002, the Bank received trust powers from applicable regulatory agencies and on that date began to offer fiduciary services for individuals, businesses, governments and charitable organizations in the Solano, Yolo, Sacramento, Placer and El Dorado County areas.  The Bank’s full-service asset management and trust department, which offers and manages such fiduciary services, is located in downtown Sacramento.

7.	INCOME TAX CREDITS

On July 15, 2002, the Bank made a $2,355,000 equity investment in a partnership, which owns low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits.  As a limited partner investor in this partnership, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits.  The federal and state income tax credits are earned over a 10-year period as a result of the investment property meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period.  The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns.  This investment is accounted for using the effective yield method and is recorded in other assets on the balance sheet.  Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company.  The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company.  Any expected residual value of the investment was excluded from the effective yield calculation.  Cash received from operations of the limited partnership or sale of the property, if any, will be included in earnings when realized or realizable.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets.    Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.  Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable.  Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset.  The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement.  Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002.  Early adoption is encouraged.  The Company does not expect future adoption of Statement No. 143 to have a material impact on the financial condition or operating results of the Company.

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

In April 2002, the FASB issued SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses.  SFAS No. 64, which amended SFAS No. 4, is no longer applicable because SFAS No. 4 has been rescinded.

The accounting, disclosure and financial statements provisions of SFAS No. 145 are effective for financial statements in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified pursuant to the criteria in Opinion No. 30.The implementation of Statement No. 145 is not expected to have a material impact on the financial condition or operating results of the Company.

12.	ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In August 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Statement 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of Statement 146 are to apply prospectively to exit or disposal activities initiated after December 31, 2002.

13.	ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

On October 1, 2002 the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions.  This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of Statement No. 141, Business Combinations.

Statement No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement No. 141 and the related intangibles accounted for in accordance with Statement No. 142, Goodwill and Other Intangible Assets.  Statement No. 147 removes such acquisitions from the scoped of Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrifts Institutions, which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved “troubled” institutions.

Statement No. 147 also amends Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, to include in its scope long-term customer-relations intangible assets of financial institutions.  Statement No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement No. 72.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RELULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used, or similar expressions and includes assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions; (ii) uncertainty regarding the economic outlook resulting from the terrorist attacks on September 11, 2001 or threats of additional attacks and possible responses of the U.S. Government thereto; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (v) changes in federal and state banking or other laws and regulations; and (vi) other external developments which could materially impact the Company’s operational and financial performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three-month and nine-month periods ended September 30, 2002 and 2001 and should be read in conjunction with the Company’s consolidated 2001 financial statements and the notes thereto, along with other financial information included in this document.

SUMMARY

The Company recorded net income of $4,216,000 for the nine-month period ended September 30, 2002, representing an increase of $231,000 or 5.8% over net income of $3,985,000 for the same period in 2001.  The Company had net income of $1,564,000 for the three-month period ended September 30, 2002, representing an increase of $194,000 or 14.2% over net income of $1,370,000 for the same period in 2001.

The increase in net income over the nine-month period ended September 30, 2002 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income which was partially offset by an increase in provision for loan losses and increases in other operating expenses.

The increase in net income over the three-month period ended September 30, 2002 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income which was partially offset by increases in other operating expenses and an increase in provision for loan losses.

On February 4, 2002, the Board of Directors of the First Northern Community Bancorp declared a 6% stock dividend payable as of March 31, 2002.  Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheet showed a $10,395,000 increase in cash and due from banks, a $17,765,000 decrease in federal funds sold, a $22,446,000 decrease in investment securities, a $68,190,000 increase in loans, a $7,250,000 decrease in loans held for sale, a $680,000 increase in premises and equipment, a $2,315,000 increase in investment in unconsolidated subsidiary, and a $519,000 decrease in accrued interest receivable and other assets from December 31, 2001 to September 30, 2002.   The reason for the increase in cash and due from banks was due to an increase in items in process of collection resulting from growth in deposit accounts and maintaining larger correspondent bank balances to offset monthly service charges and fees.  The decrease in federal funds sold was due to increased loans and items in the process of collection.  The decrease in investment securities was due to proceeds from sales, maturities and calls.  The proceeds from the sale of investment securities were used to fund new loans.  The increase in loans resulted from an increase in commercial and real estate loans, which was due to the significant demand for mortgage and construction financing during the current low interest environment.  The decrease in loans held for sale was in real estate loans and was due, for the most part, to transfers of loans to the loans held to maturity portfolio.  The increase in investments in unconsolidated subsidiary was due to an equity investment in a limited partnership, which owns low-income affordable housing projects that generate tax benefits in the form of federal and state tax housing credits.  The decrease in accrued interest receivable and other assets was due to decreased securities interest receivables and decreased income taxes receivables, which was partially offset by increased loan interest receivable.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheet showed an increase in total deposits of $30,884,000 compared to year-end 2001 deposit totals.  The increase in deposits was due to higher demand, savings and money market deposit totals combined with lower time deposit totals. The fluctuations were due to cyclical changes in deposit requirements of the Bank’s depositors.  Borrowed funds increased $1,487,000 from December 31, 2001 to September 30, 2002.  The increase in borrowed funds was due to increased treasury tax and loan notes payable.  Other liabilities increased $610,000 from December 31, 2001 to September 30, 2002.  The increase in other liabilities was due to increased income taxes payable, accrued retirement compensation expense and incentive compensation expense, which were partially offset by decreased accrued profit sharing expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The reduction in general market rates reduced the yields on earning assets.  The Federal Open Market Committee has lowered the federal funds rate by 125 basis points during the past twelve months.

Interest income on loans for the nine-month period ended September 30, 2002 is up 1.5% over the same period for 2001, from $16,881,000 to $17,131,000 and is up 6.3% for the three-month period ended September 30, 2002 over the same period for 2001, from $5,806,000 to $6,174,000.  The increase over the nine-month period ended September 30, 2002 as compared to the same period a year ago, was primarily due to an increase in average loans which was partially offset by a 208 basis point decrease in loan yields. The increase over the three-month period ended September 30, 2002 as compared to the same period a year ago, was primarily due to an increase in average loans which was partially offset by a 110 basis point decrease in loan yields.

Interest income on investment securities for the nine-month period ended September 30, 2002 is down 27.7% over the same period for 2001, from $5,256,000 to $3,800,000 and is down 22.2% for the three-month period ended September 30, 2002 over the same period for 2001, from $1,475,000 to $1,147,000.  The decrease over the nine-month period ended September 30, 2002 as compared to the same period a year ago, was primarily due to a decrease in average securities combined with a 61 basis point decrease in securities yields. The decrease over the three-month period ended September 30, 2002 as compared to the same period a year ago, was primarily due to a decrease in average securities combined with a 23 basis point decrease in securities yields.

Interest income on federal funds sold for the nine-month period ended September 30, 2002 is down 22.7% over the same period for 2001 from $397,000 to $307,000 and is down 65% for the three-month period ending September 30, 2002 over the same period in 2001 from $237,000 to $83,000.  The decrease in federal funds income over the nine-month period ended September 30, 2002 was primarily due to a decrease in average federal funds sold and by a 318 basis point decrease in federal funds rates.  The decrease in federal funds income over the three-month period ended September 30, 2002 was primarily due to a 177 basis point decrease in federal funds rates.  The changes in average federal funds sold are the result of the usual seasonality of transaction deposit accounts.

Interest Expense

The reduction in general market rates reduced the cost of funds.  The Federal Open Market Committee has lowered the federal funds rate by more than 125 basis points during the past twelve months.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2002 is down 50.9% over the same period for 2001 from $6,743,000 to $3,310,000 and is down 51.74% for the three-month period ending September 30, 2002 over the same period in 2001 from $2,116,000 to $1,029,000.  The decrease in interest expense over the nine-month period ended September 30, 2002 was primarily due to a 285 basis point decrease in deposit rates, which was partially offset by increased average interest bearing deposits.  The decrease in interest expense over the three-month period ended September 30, 2002 was primarily due to a 172 basis point decrease in deposit rates, which was partially offset by increased average interest bearing deposits.

Provision for Loan Losses

There was a provision for loan losses of $270,000 for the nine-month period ending September 30, 2002 compared to a recovery of $308,000 for the same period in 2001.  The provision was due to an increase in average loans and the recovery was due to improved loan quality in the Company’s loan portfolio.  The September 30, 2002 allowance for loan losses of approximately $7,242,000 is 2.3% of total loans compared to $6,926,000 or 2.7% of total loans at December 31, 2001.  The decrease in the percentage of the allowance for loan losses to total loans was the result of loan growth.  The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

Other Operating Income

Other operating income was up 52% for the nine-month period ended September 30, 2002 over the same period in 2001 from $2,435,000 to $3,700,000.  This increase was primarily due to gains on sales of loans; mortgage brokerage income; loan servicing income; realized gains on available for sale securities and other miscellaneous income.  Realized gains/losses on available for sale securities accounted for most of the increase in other operating income and this was due to gains on sales in 2002 compared to an other than temporary decline in value of a corporate bond and realized losses on sales in 2001.  The increase in gains on sales of loans was primarily due to the significant increase in mortgage financing and refinancing activity over the same period in 2001.  The bank sold approximately $42,000,000 in residential mortgage loans during the first nine months of 2002. Subsequent to February 28, 2002, all of these loans were sold servicing released.  The increase in other miscellaneous income was due, for the most part, to an increase in cash surrender value of life insurance policies. The increase in cash surrender value of life insurance policies was due to the purchase of single-premium insurance policies in the amount of $6,810,000, the benefit accruals of which will fund certain executive officers’ and directors’ death, disability and retirement benefits.

Other operating income was up 46% for the three-month period ended September 30, 2002 over the same period in 2001 from $1,050,000 to $1,533,000.  This increase was primarily due to mortgage brokerage income and other miscellaneous income.  Realized gains/losses on available for sale securities accounted for most of the increase in other operating income and this was due to gains on sales over the same period in 2001.  The increase in other miscellaneous income was due, for the most part, to an increase in cash surrender value of life insurance policies. The increase in cash surrender value of life insurance policies was due to the purchase of single-premium insurance policies in the amount of $6,810,000, the benefit accruals of which will fund certain executive officers’ and directors’ death, disability and retirement benefits.

Other Operating Expense

Total other operating expense was up 21.2% for the nine-month period ending September 30, 2002 over the same period in 2001 from $12,399,000 to $15,030,000 and was up 22.8% for the three-month period ending September 30, 2002 over the same period in 2001 from $4,333,000 to $5,319,000.

The main reasons for the increase in other operating expense in the nine-month period ending September 30, 2002 were a combination of the following:  increases in salaries and benefits; occupancy and equipment; data processing; stationery and supplies and other miscellaneous expense.  The increase in salaries and benefits was due to increases in:  the number of employees needed for branch and department expansion; merit salary increases; payroll taxes; retirement compensation expense; worker’s compensation expense; group insurance; and increases in profit sharing and incentive compensation provisions due to increased number of employees combined with increases in commissions for real estate loans.  The increase in occupancy and equipment was due to increased rent expense, furniture, equipment and leasehold depreciation, equipment and building maintenance and computer hardware depreciation.  The increase in data processing was due to increased expenses associated with upgrading and expanding the data communications network.  The increase in stationery and supplies was due to increased usage and new branch and department expansion as compared to the same period in 2001.  The increase in other miscellaneous expense was due to:  increased postage; employee training; accounting and audit fees; miscellaneous loan and lease expense; amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment; and computer software depreciation which were partially offset by decreased legal fees; consulting fees; and sundry losses.

The main reasons for the increase in other operating expense in the three-month period ending September 30, 2002 were a combination of the following:  increases in salaries and benefits; occupancy and equipment; data processing and other miscellaneous expense.  The increase in salaries and benefits was due to increases in:  the number of employees needed for branch and department expansion; merit salary increases; payroll taxes; retirement compensation expense; worker’s compensation expense; group insurance; and increases in profit sharing and incentive compensation provisions due to increased income combined with increases in commissions for real estate loans.  The increase in occupancy and equipment was due to increased rent expense, furniture and equipment and leasehold depreciation, equipment and building maintenance, utilities, hazard and liability insurance, equipment rental, property taxes, and computer hardware depreciation.  The increase in data processing was due to increased expenses associated with upgrading and expanding the data communications network as compared to the same period in 2001.  The increase in other miscellaneous expense was due to:  increased postage; accounting and audit fees; telephone; miscellaneous loan expense; computer software depreciation; amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment and computer software and hardware service contracts; which were partially offset by decreased stationary and supplies and consulting fees.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	September 30, 2002	September 30, 2001	December 31, 2001

Undisbursed loan commitments	$134,622	95,080	117,486
Standby letters of credit	1,654	1,906	1,993

	$136,276	96,276	119,479

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

Non-accrual loans amounted to $849,000 at September 30, 2002, and were comprised of nine commercial loans, one agricultural loan and two installment loans.  At December 31, 2001, non-accrual loans amounted to $530,000 and were comprised of nine commercial loans and one installment loan.  At September 30, 2001, non-accrual loans amounted to $621,000 and were comprised of seven commercial loans and one installment loan.  The increase in non-accrual loans at September 30, 2002 over the balance at December 31, 2001 was due to one significant agricultural loan being added to this category.

At September 30, 2002, the Company had loans 90 days past due and still accruing totaling $228,000.  Such loans amounted to $54,000 at December 31, 2001 and $113,000 at September 30, 2001.

Allowance for Loan Losses

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

The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 2002 and 2001, and for the year ended December 31, 2001.

Analysis of the Allowance for Loan Losses
(Dollars in Thousands)

	September 30		December 31

	2002	2001	2001

Balance at Beginning of Period	$6,926	$7,228	$7,228
Provision for (Reversal and Recovery of) Loan Losses	270	(308)	(308)
Loans Charged-Off:
Commercial	(28)	(50)	(113)
Real Estate Mortgage	—	—	—
Installment Loans to Individuals	(43)	(36)	(41)

Total Charged-Off	(71)	(86)	(154)

Recoveries:
Commercial	111	64	138
Real Estate Mortgage	—	—	—
Installment Loans to Individuals	6	22	22

Total Recoveries	117	86	160

Net Recoveries	46	—	6

Balance at End of Period	$7,242	$6,920	$6,926

Ratio of Net Recoveries
To Average Loans Outstanding During the Period	0.02%	0.00%	0.00%
Allowance for Loan Losses
To Total Loans at the end of the Period	2.31%	2.94%	2.84%
To Nonperforming Loans at the end of the Period	672.42%	942.78%	1,185.96%

Deposits

Deposits are the Company’s primary source of funds.  At September 30, 2002, the Company had a deposit mix of 14% in savings deposits, 28% in time deposits, 30% in interest-bearing checking accounts and 28% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2002, September 30, 2001 and December 31, 2001 are summarized as follows:

(Dollars in thousands)	September 30, 2002	September 30, 2001	December 31, 2001

Three months or less	$26,360	23,101	28,110
Over three through twelve months	25,855	26,335	24,918
Over twelve months	1,642	2,483	2,586

Total	$53,857	51,919	55,614

Liquidity and Capital Resources

To be able to serve our market area, the Company must maintain proper liquidity and adequate capital.  Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale).  This ratio was 78.1% on September 30, 2002.  In addition, on September 30, 2002, the Company had the following short term investments:  $19,655,000 in federal funds sold; $6,873,000 in securities due within one year; and $41,354,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000.

Capital adequacy is generally measured by comparing the total of equity capital and a portion of the reserve for loan losses to total risk-weighted assets.  On September 30, 2002, this ratio was 11.4% and on December 31, 2001, it was 13.7%.  These ratios are above the levels currently considered to be well capitalized according to the standards set by the Bank’s regulators.

The Company approved a new stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date. The new stock repurchase program, which will remain in effect until April 30, 2004, allows purchases in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling 12-month period.  The Company repurchased 210,065 shares of the Company’s outstanding common stock during the first nine months of 2002.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2002, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 2001 (amounts in thousands except percentage amounts).

	Actual		Well Capitalized Ratio	Minimum Capital Requirement

	Capital	Ratio

Leverage	$37,385	8.1%	5.0%	4.0%
Tier 1 Risk-Based	37,385	10.1%	6.0%	4.0%
Total Risk-Based	42,051	11.4%	10.0%	8.0%

Return on Equity and Assets

	Nine months ended September 30, 2002	Nine months ended September 30, 2001	Year ended December 31, 2001

Annualized return on average assets	1.26%	1.33%	1.30%
Annualized return on beginning core equity	14.29%	14.84%	14.90%

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2002, from those presented in First Northern Community Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4.

CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on 10-Q, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures (as defined in Section 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.
Legal Proceedings
Not Applicable.

ITEM 2.
Changes in Securities
Not Applicable.

ITEM 3.
Defaults upon Senior Securities
Not Applicable.

ITEM 4.
Submission of Matters to a Vote of Security Holders
Not Applicable.

ITEM 5.
Other Information
Not Applicable.

ITEM 6.
Exhibits and Reports on Form 8 - K.
(a) Exhibits

None

(b) Reports on Form 8 - K.

1. Form 8-K filing dated July 30, 2002 announcing second quarter 2002 results of First Northern Community Bancorp.

2.  Form 8-K filing dated August 13, 2002 announcing written statements of the chief executive officer and chief financial officer of First Northern Community Bancorp submitted in accordance with section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 13, 2002	by	/s/ LOUISE A. WALKER

Louise A. Walker, Sr. Vice President / Chief Financial Officer

CERTIFICATIONS

I, Owen J. Onsum, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of First Northern Community Bancorp;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ OWEN J. ONSUM

Owen J. Onsum President and Chief Executive Officer

I, Louise A. Walker, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of First Northern Community Bancorp;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ LOUISE A. WALKER

Louise A. Walker Sr. Vice President and Chief Financial Officer