Form 10-K
period 2002-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2003-03-31
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of Common Stock held by non-affiliates on June 28, 2002 (based upon the last reported trade on the OTC Bulletin Board on June 28, 2002) was $78,909,919.

As of March 26, 2003, there were 3,232,065 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2003 Annual Meeting of Shareholders to be held on April 24, 2003.

PART I

ITEM 1 - BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, the risks discussed under “Risk Factors That May Affect Results” on pages 12 through 16 herein and other risk factors discussed elsewhere in this Report.  The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Unless otherwise indicated, all information herein has been adjusted to give effect to stock dividends and a two-for-one stock split effected by the Bank in September 1998.

First Northern Bank of Dixon (“First Northern” or the “Bank”) was established in 1910 under State Charter as Northern Solano Bank, and opened for business on February 1st of that year.  On January 2, 1912, the First National Bank of Dixon was established under a Federal Charter, and until 1955, the two entities operated side by side under the same roof and with the same management.  In an effort to increase efficiency of operation, reduce operating expense, and improve lending capacity, the two banks were consolidated on April 8, 1955, with the First National Bank of Dixon as the surviving entity.

In order to reduce reserve requirements and operate with higher lending limits, on January 1, 1980, the Federal Charter was relinquished in favor of a California State Charter, and the Bank’s name was changed to First Northern Bank of Dixon.

In April of 2000, the shareholders of First Northern Bank of Dixon approved a corporate reorganization, which provided for the creation of a bank holding company, First Northern Community Bancorp (the “Company”) in which the Bank would become a wholly owned subsidiary.  This reorganization, which was effected May 19, 2000, has the objective of enabling the Bank to better compete and grow in its competitive and rapidly changing marketplace.  As a result of the reorganization, the Bank is a wholly owned and principal operating subsidiary of the Company.

First Northern engages in the general commercial banking business in Solano and Yolo Counties, and parts of Sacramento County.

The Company’s and the Bank’s Administrative Offices are located in Dixon.  Also located in Dixon are the back office functions of the Data Processing/Central Operations Department and the Central Loan Department.

The Bank has ten full service Branches.  Five are located in the Solano County cities of Dixon, Fairfield, Suisun City, and Vacaville.  Four Branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland. One Branch is located in Downtown Sacramento, Sacramento County.  In 2001, the Bank opened two satellite-banking offices inside retirement communities in the city of Davis. In addition, the Bank has Real Estate Loan Offices in Davis, Vacaville, El Dorado Hills and Roseville that originate residential mortgages and construction loans. The Bank also has an SBA Loan Office and an Asset Management and Trust Department in Sacramento, Sacramento County that serve the Bank’s entire market area.

First Northern is in the commercial banking business, which includes accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans.  It also offers installment note collection, issues cashier’s checks and money orders, sells travelers’ checks, rents safe deposit boxes, and provides other customary banking services.  The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and each depositor’s account is insured up to $100,000.

First Northern also offers a broad range of alternative investment products and services.  The Bank offers these services through Raymond James Financial Services, Inc., an independent broker/dealer and a member of NASD and SIPC. All investments and/or financial services offered by representatives of Raymond James Financial Services, Inc. are not insured by the FDIC.

The Bank offers equipment leasing and limited international banking services through third parties.

The operating policy of the Bank since inception has emphasized serving the banking needs of individuals and small-to medium-sized businesses.  In Dixon, this has included businesses involved in crop and livestock production.  The economy of the Dixon area was primarily dependent upon agricultural related sources of income and most employment opportunities were also related to agriculture.

Agriculture continued to be a significant factor in the Bank’s business after the opening of the first Branch Office in Winters in 1970.  A significant step was taken in 1976 to reduce the Company’s dependence on agriculture with the opening of the Davis Branch.

The Davis economy is supported significantly by the University of California, Davis. In 1981, a depository Branch was opened in South Davis, and was consolidated into the main Davis Branch in 1986.

In 1983, the West Sacramento Branch was opened.  The West Sacramento economy is built primarily around transportation and distribution related business.  This addition to the Bank’s market area has further reduced the Company’s dependence on agriculture.

In order to accommodate the demand of the Bank’s customers for long-term residential real estate loans, a Real Estate Loan Office was opened in 1983.   This office is centrally located in Davis, and has enabled the Bank to access the secondary real estate market.

The Vacaville Branch was opened in 1985.  Vacaville is a rapidly growing community with a diverse economic base including a California state prison, food processing, distribution, shopping centers (Factory Outlet Stores), medical, biotech and other varied industries.

In 1994, the Fairfield Branch was opened.  Fairfield has also been a rapidly growing community bounded by Vacaville on the east.  Its diverse economic base includes military (Travis AFB), food processing (Anheuser-Busch plant), retail (Solano Mall), manufacturing, medical, agriculture, and other varied industries.  Fairfield is the county seat of Solano County.

A Real Estate Loan Production Office was opened in El Dorado Hills, in April 1996, to serve the growing mortgage loan demand in the foothills area east of Sacramento.

A Small Business Administration (SBA) Loan Department was opened in April 1997 in Sacramento to serve the small business and industrial loan demand throughout the Bank’s entire market area.

In June of 1997, the Bank’s seventh Branch was opened in Woodland, the county seat of Yolo County.  Woodland is an expanding and diversified 10.5 square mile city with an economy dominated by agribusiness, retail services, and an expanding industrial sector.

The Bank’s eighth Branch, the Downtown Financial Center, opened in July of 2000 in Vacaville to serve the business and individual financial needs on the West side of Interstate-80.  Also in July of 2000, in an adjacent office, the Bank opened its third Real Estate Loan Production Office.

Two satellite banking offices of the Bank’s Davis Branch were opened in 2001 in Davis at Covell Gardens and University Retirement Community, senior living communities.

In December of 2001, Roseville became the site of the Bank’s fourth Real Estate Loan Production Office.  This office will serve the residential mortgage loan needs throughout Placer County.

The Bank opened its ninth Branch in a new class-A commercial building located on the harbor in Suisun City.  The Branch is located in Suisun’s Downtown waterfront area, which is part of an ongoing community revitalization project that continues to attract new small businesses and merchants.  The Suisun City Branch is also in close proximity to the Fairfield Central Business District and should enable First Northern to expand its commercial sector market share.

Also in 2002, the Bank opened its tenth Branch on a prominent corner in Downtown Sacramento to serve Sacramento Metro’s business center and its employees.  The Bank’s Asset Management and Trust Department, located on the mezzanine of the Downtown Sacramento Branch, was opened in 2002 to serve the trust and fiduciary needs of the Bank’s entire market area.  Fiduciary services are offered for individuals, businesses, governments and charitable organizations in the Solano, Yolo, Sacramento, Placer and El Dorado County regions.

Through this period of change and diversification, the Bank’s strategic focus, which emphasizes serving the banking needs of individuals and small-to medium-sized businesses, has not changed.  The Bank takes real estate, crop proceeds, securities, savings and time deposits, automobiles, and equipment as collateral for loans.

Most of the Bank’s deposits are attracted from the market of northern and central Solano County and southern and central Yolo County.  The Bank is not dependent on any single person or entity for its deposits.  The loss of any one or more of the Company’s depositors would not have a material adverse effect on the business of the Bank.

As of December 31, 2002, the Company and its subsidiary employed 207 full-time equivalent staff.  The Company and its subsidiary consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

First Northern has historically experienced seasonal swings in both deposit and loan volumes due primarily to the agricultural economy.  Deposits have typically hit lows in February or March and peaked in November or December.  Loans typically peak in the late spring and hit lows in the fall as crops are harvested and sold.  More recent experience shows the same deposit and loan swings, since the real estate and agricultural economies tend to follow the same seasonal cycle.

Available Information

The Company’s internet address is www.thatsmybank.com and the Company makes available free of charge on www.thatsmybank.com its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form  8-K and amendments to those reports, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC.  These filings are also accessible on the SEC’s website at www.sec.gov.  The information found on the Company’s website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the information found on the Company’s website by reference, and shall not otherwise be deemed filed under such Acts.

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System (the “FRB”) influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others.  Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.  The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted. Additionally, state and federal tax policies can impact banking organizations.

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

Regulation and Supervision of Bank Holding Companies

The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The Company reports to, registers with, and may be examined by, the FRB.  The FRB also has the authority to examine the Company’s subsidiaries.  The costs of any examination by the FRB are payable by the Company.

The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code.  As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the “Commissioner”).

The FRB has significant supervisory and regulatory authority over the Company and its affiliates.  The FRB requires the Company to maintain certain levels of capital.  See “Capital Standards” below for more information.  The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB.  See “Prompt Corrective Action and Other Enforcement Mechanisms” below for more information.  According to FRB policy, bank holding companies are expected to act as a source of financial strength to subsidiary banks, and to commit resources to support subsidiary banks.  This support may be required at times when a bank holding company may not be able to provide such support.

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

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies.  Among other things, GLBA repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are:  financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisor, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general.  The Company has not become a financial holding company. GLBA also permits national banks to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the Comptroller of the Currency.

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

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position.  The FRB’s policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.  See the section entitled “Restrictions on Dividends and Other Distributions” below for additional restrictions on the ability of the Company and the Bank to pay dividends.

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

Bank Regulation and Supervision

The Company is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The regulations of these agencies affect most aspects of the Company’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Company’s activities and various other requirements.  While the Company is not a member of the FRB, it is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities

California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. Federal banking laws, however, impose limitations on the activities and equity investments of state chartered, federally insured banks.  The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank.  Non-permissible investments must have been divested by state banks no later than December 19, 1996.  FDIC rules also prohibit a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund.  The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those activities that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto.  Other activities generally require specific FDIC prior approval and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

The USA Patriot Act

Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) includes numerous provisions for fighting international money laundering and blocking terrorist access to the U.S. financial system.  The provisions of Title III of the USA Patriot Act which affect banking organizations, including the Bank, relate principally to U.S. banking organizations’ relationships with foreign banks and with persons who are resident outside the United States.  The USA Patriot Act does not immediately impose any new filing or reporting obligations for banking organizations, but does require certain additional due diligence and record keeping practices. Some requirements take effect without the issuance of regulations.  Other provisions are to be implemented through regulations that will be promulgated by the U.S. Department of the Treasury (the “Treasury”), in consultation with the FDIC and other federal financial institutions regulators.  The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”).  Among its provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLAFATA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

Pursuant to IMLAFATA, the Secretary of the Treasury, in consultation with the heads of other government agencies, has adopted and proposed special measures applicable to banks, bank holding companies, and/or other financial institutions.  These measures include enhanced record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Privacy Restrictions

The GLBA, in addition to the previously described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also required the federal banking agencies, among other federal regulatory agencies, to adopt regulations governing the privacy of consumer financial information.  The FDIC adopted such regulations and required full compliance with the regulations by July 1, 2001.  The Bank is subject to the FDIC’s regulations.

The regulations impose three main requirements established by the GLBA.  First, a banking organization must provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates.  Second, banking organizations must provide annual notices of their privacy policies to their customers.  Third, banking organizations must provide a reasonable method for customers to “opt-out” of disclosures to nonaffiliated third parties.

In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies, including the FDIC, adopted guidelines for safeguarding confidential customer information, effective on July 1, 2001.  The guidelines require banking organizations to establish an information security program to: (1) identify and assess the risks that may threaten customer information; (2) develop a written plan containing policies and procedures to manage and control these risks; (3) implement and test the plan; and (4) adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats.  The guidelines also outline the responsibilities of directors of banking organizations in overseeing the protection of customer information.

The Company complies with all provisions of the GLBA and all implementing regulations, and the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

Capital Standards

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance-sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

In determining the capital level the Bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles (“GAAP”) and have special rules which have the effect of reducing the amount of capital that will be recognized for purposes of determining the capital adequacy of the Bank.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items.  The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.  Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, trust preferred securities (for up to 25% of total tier 1 capital), other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments.  Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital.  For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or 10% of Tier 1 capital, whichever is less.  Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock and trust preferred securities not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity.  The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies.  The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off-balance-sheet items of 4%.

Under FDIC regulations, there are also two rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed.  The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions.  The second rule permits limited amounts of unrealized gains on debt and equity securities to be recognized for risk-based capital purposes as of September 1, 1998.  The FDIC rules also provide that a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained.  In general, a qualifying institution is one that is well capitalized under the FDIC’s prompt corrective action rules.  The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution’s total risk-based capital.

Effective January 1, 2002, the federal banking agencies, including the FDIC, adopted new regulations to change their regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes in asset securitizations that expose banks primarily to credit risk.  Capital requirements for positions in securitization transactions are varied according to their relative risk exposures, while limited use is permitted of credit ratings from rating agencies, a banking organization’s qualifying internal risk rating system or qualifying software.  The regulation requires a bank to deduct from Tier 1 capital, and from assets, all credit-enhancing interest only-strips, whether retained or purchased, that exceed 25% of Tier 1 capital.  Additionally, a bank must maintain dollar-for-dollar risk-based capital for any remaining credit-enhancing interest-only strips and any residual interests that do not qualify for a ratings-based approach.  The regulation specifically reserves the right to modify any risk-weight, credit conversion factor or credit equivalent amount, on a case-by-case basis, to take into account any novel transactions that do not fit well into the currently defined categories.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%.  It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ rating.  For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum.  Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

As of December 31, 2002, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2002 (amounts in thousands except percentage amounts).

	The Company

	Actual		Well Capitalized Ratio	Minimum Capital Requirement

	Capital	Ratio

Leverage	$40,085	8.2%	5.0%	4.0%
Tier 1 Risk-Based	40,085	10.5%	6.0%	4.0%
Total Risk-Based	44,883	11.8%	10.0%	8.0%

	The Bank

	Actual		Well Capitalized Ratio	Minimum Capital Requirement

	Capital	Ratio

Leverage	$38,895	7.9%	5.0%	4.0%
Tier 1 Risk-Based	38,895	10.2%	6.0%	4.0%
Total Risk-Based	43,693	11.5%	10.0%	8.0%

The federal banking agencies must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital.  This evaluation will be made as a part of the institution’s regular safety and soundness examination.  The federal banking agencies must also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a Bank’s capital adequacy.

Prompt Corrective Action and Other Enforcement Mechanisms

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

“Well capitalized” Total risk-based capital of 10%; Tier 1 risk-based capital of 6%; and Leverage ratio of 5%.	“Adequately capitalized” Total risk-based capital of 8%; Tier 1 risk-based capital of 4%; and Leverage ratio of 4%.

“Undercapitalized” Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.	“Significantly undercapitalized” Total risk-based capital less than 6%; Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

“Critically undercapitalized” Tangible equity to total assets less than 2%.

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.  Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

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

The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

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

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the Company’s net income for its last three fiscal years (less any distributions to shareholders during such period).  In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greatest of the Company’s retained earnings, the Company’s net income for its last fiscal year, or the Company’s net income for its current fiscal year.

Premiums for Deposit Insurance and Assessments for Examinations

FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund (“BIF”) administered by the FDIC.  The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF.  Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions.  Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits.   FDICIA also provides authority for special assessments against insured deposits.  No assurance can be given at this time as to what the future level of insurance premiums will be.

Community Reinvestment Act and Fair Lending

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of the bank’s local communities, including low and moderate-income neighborhoods.  In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities, particularly applications involving business expansion.

Recently Enacted Legislation

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board that will set standards for accountants and have investigative and disciplinary powers;

•

the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes;

•	expanded disclosure of corporate operations and internal controls and certification of financial statements;

•	enhanced controls on, and reporting of, insider trading; and

•	prohibition on lending to officers and directors of public companies, although the Bank may continue to make these loans within the constraints of existing banking regulations.

Pending Legislation and Regulations

Certain pending legislative proposals include bills to permit banks to pay interest on business checking accounts, to enact privacy rules designed to regulate the ability of financial institutions to use or share customer information, to end certain predatory lending practices, to allow the payment of interest on reserves that financial institutions must keep with the FRB, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.  A proposal to merge the FDIC’s two funds, the BIF and the Savings Association Insurance Fund, has also been discussed in recent years.

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.  The likelihood and timing of any such changes and the impact such changes might have on the Company cannot be determined at this time.

Competition

In the past, an independent bank’s principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions.  For agricultural loans, the Bank also competes with constituent entities with the Federal Farm Credit System.  To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies.  Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business.  The direction of federal legislation in recent years seems to favor competition among different types of financial institutions and to foster new entrants into the financial services market.

The enactment of the GLB Act is the latest evidence of this trend, and it is anticipated that this trend will continue as financial services institutions combine to take advantage of the FSA’s elimination of the barriers against such affiliations. The enactment of the federal Interstate Banking and Branching Act in 1994 and the California Interstate Banking and Branching Act of 1995 have increased competition within California.  Recent legislation has also made it easier for out-of-state credit unions to conduct business in California and allows industrial banks to offer consumers more lending products.  Moreover, regulatory reform, as well as other changes in federal and California law will also affect competition.  The availability of banking services over the Internet or “e-banking” has continued to expand.  While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

In order to compete with major financial institutions and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors, and employees.

For customers whose loan demand exceeds the Bank’s legal lending limit, the Bank may arrange for such loans on a participation basis with correspondent banks.  The seasonal swings discussed earlier have, in the past, had some impact on the Bank’s liquidity.  The management of investment maturities, sale of loan participations, federal fund borrowings, qualification for funds under the Federal Reserve Bank’s seasonal credit program, and the ability to sell mortgages in the secondary market have allowed the Bank to satisfactorily manage its liquidity.

Risk Factors That May Affect Results

This Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934.  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Bank set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.  Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions, including the risks discussed below and elsewhere in this Report.  The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements.  Many of the factors that will determine these results and values, including those below, are beyond the Company’s ability to control or predict. .  The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Lending Risks Associated with Commercial Banking Activities

The Bank’s business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans and commercial and multi-family real estate loans.  The principal factors affecting the Bank’s risk of loss in connection with commercial business loans include the borrower’s ability to manage its business affairs and cash flows, general economic conditions and, with respect to agricultural loans, weather and climate conditions. Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks will not materialize, in which event the Company’s financial condition, results of operations, cash flows and business prospects could be materially adversely affected.

Dependence on Real Estate

At December 31, 2002, approximately 67% of the Bank’s loans (including loans held for sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early 1990’s.  See “-Economic Conditions and Geographic Concentration.”

The Bank’s primary lending focus has historically been commercial (including agricultural), construction and real estate mortgage.  At December 31, 2002, real estate mortgage (including loans held for sale) and construction loans comprised approximately 22% and 36%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2002, all of the Bank’s real estate mortgage and construction loans and approximately 48% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition and results of operations.  See “-Adverse Economic Conditions Could Adversely Affect the Bank’s Business.”

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future.  At December 31, 2002, approximately 67% of the Bank’s loan portfolio (including loans held for sale) consisted of real estate-related loans, all of which were related to collateral located in Northern California.  As a result, poor economic conditions in California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio.  In the early 1990’s, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions.  If economic conditions in California continue to decline or if California were to experience another recession, it is expected that the Bank’s level of problem assets would increase accordingly.  California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank.  The occurrence of natural disasters in California could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and business prospects.

Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  The Bank is generally adversely affected by declining interest rates.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  See “Quantitative and Qualitative Disclosures About Market Risk.”

Potential Volatility of Deposits

At December 31, 2002, 12% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000.  These deposits are considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits would adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

Dividends

The ability of the Company to pay cash dividends in the future depends on the Company’s profitability, growth and capital needs.  In addition, the California Financial Code restricts the ability of the Company to pay dividends.  No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued.  See “Bank Regulation and Supervision-Restrictions on Dividends and Other Distributions.”

Competition

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry.  By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank.  In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations and credit unions, which offer many services that traditionally were offered only by banks.  Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.  In addition, the Bank competes with other institutions such as money market funds, brokerage firms, and even retail stores seeking to penetrate the financial services market.  During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans.  Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans.  No assurance can be given that the Bank will be able to compete with these lenders.  See “Business - Competition.”

Government Regulation and Legislation

The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank.  The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions.  Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of the Company.  The Company cannot predict what affect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse.  See “Bank Regulation and Supervision.”

Reliance on Key Employees and Others

The Company’s future success depends to a significant extent on the efforts and abilities of its executive officers.  The loss of the services of certain of these individuals, or the failure of the Company to attract and retain other qualified personnel, could have a material adverse effect on the Company’s business, financial condition and results of operations.

War on Terrorism

The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, ongoing acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats, have contributed to the continuing downturn in U.S. economic conditions and have resulted in increased uncertainty regarding the economic outlook.  Past experience suggests that shocks to American society of far less severity have resulted in a temporary loss of consumer and business confidence and a reduction in the rate of economic growth.  Continual deterioration in either the U.S. or the California economy could adversely affect the Company’s financial condition and results of operations.

Critical Accounting Policies

The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  The financial information contained within our financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan and lease portfolio.  Actual loses could differ significantly from the historical loss factors that we use.  Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets.  We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices.  US GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.  Accounting standards and interpretations currently affecting the Company and its subsidiaries may change at any time, and the Company’s financial condition and results of operations may be adversely affected.

Our most significant estimates are approved by our Management team, which is comprised of our most senior officers.  At each financial reporting period, a review of these estimates is then presented to our Board of Directors.  As of December 31, 2002, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.  Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary default, representations and warranties breach recourse and first several payment default recourse.

Adequacy of Allowance for Loan and Other Real Estate Losses

The Bank’s allowance for estimated losses on loans was approximately $7.3 million, or 2.27% of total loans at December 31, 2002 compared to $6.9 million or 2.74% of total loans in 2001 and 1,301% of total nonperforming loans at December 31, 2002 compared to 1,186% in 2001.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience.”

Shares Eligible for Future Sale

As of December 31, 2002, the Company had 3,237,786 shares of Common Stock outstanding, all of which are eligible for sale in the public market without restriction.  Future sales of substantial amounts of the Company’s Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock.  In addition, options to acquire up to 5% of the unissued authorized shares of Common Stock at exercise prices ranging from $10.79 to $24.53 have been issued to directors and certain employees of the Company under the Company’s 2000 Stock Option Plan and Outside Directors 2000 Nonstatutory Stock Option Plan, and options to acquire up to an additional 9% of the unissued authorized shares of Common Stock are reserved for issuance under such plans.  No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s Common Stock.  See “Market for the Company’s Common Stock and Related Stockholder Matters.”

Limited Public Market; Volatility in Stock Price

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ.  However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”.  The Company is aware that Hoefer & Arnett, Inc., Sutro & Co., Wedbush Morgan Securities and PaineWebber, Inc. all make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock.  However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

Technology and Computer Systems

Advances and changes in technology can significantly impact the business and operations of the Company.  The Company faces many challenges including the increased demand for providing computer access to Company accounts and the systems to perform banking transactions electronically.  The Company’s merchant processing services require the use of advanced computer hardware and software technology and rapidly changing customer and regulatory requirements.  The Company’s ability to compete depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements.  In addition, the Company’s business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of the Company’s data processing systems.

Environmental Risks

The Company, in its ordinary course of business, acquires real property securing loans that are in default, and there is a risk that hazardous substances or waste, contaminants or pollutants could exist on such properties.  The Company may be required to remove or remediate such substances from the affected properties at its expense, and the cost of such removal or remediation may substantially exceed the value of the affected properties or the loans secured by such properties.  Furthermore, the Company may not have adequate remedies against the prior owners or other responsible parties to recover its costs.  Finally, the Company may find it difficult or impossible to sell the affected properties either prior to or following any such removal.  In addition, the Company may be considered liable for environmental liabilities in connection with its borrowers’ properties, if, among other things, it participates in the management of its borrowers’ operations.  The occurrence of such an event could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Dilution

As of December 31, 2002, the Company had outstanding options to purchase an aggregate of 261,527 shares of Common Stock at exercise prices ranging from $10.69 to $24.53 per share, or a weighted average exercise price per share of $14.84. To the extent such options are exercised, shareholders of the Company will experience dilution.  See “Market for the Company’s Common Stock and Related Stockholder Matters.”

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

Woodland Branch - Approximately 3,640 square feet of space situated in the central business district in the city of Woodland in central Yolo County.  The property is subject to a lease expiring in October 2007.  The Bank has options to extend this lease an additional ten years.

El Dorado Hills Loan Office - Approximately 800 square feet of space situated in an office complex in the city of El Dorado Hills in El Dorado County.   The property is subject to a month-to-month lease.

SBA Loan Production Office - Approximately 1,800 square feet of space situated in the central business district, in an office complex, in the city of Sacramento in Sacramento County.   Property is subject to a lease expiring in April 2003.  The term of the lease is three years.  There are no options to renew this lease.

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

University Retirement Center Branch – Approximately 500 square feet of space situated in the University Retirement Community in the City of Davis in Yolo County.  The term of the lease is three years expiring October 2004.  There are no options to renew this lease.

Roseville Loan Office – Approximately 1,600 square feet located in an office complex in the City of Roseville in Placer County.  The term of the lease is five years expiring August 2006.

Suisun City Branch – Approximately 2,800 square feet located in an office complex in the City of Suisun City in Solano County.  The term of the lease is five years expiring March 2007 with options to extend this lease for an additional ten years.

Downtown Sacramento Branch – Approximately 4,700 square feet located in a downtown office complex in the City of Sacramento in Sacramento County.  The term of the lease is seven years expiring January 2009 with options to extend this lease for an additional ten years.

ITEM 3 - LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any material pending legal proceeding, nor is any of their property the subject of any material pending legal proceeding, except ordinary routine litigation arising in the ordinary course of the Bank’s business and incidental to its business, none of which are expected to have a material adverse impact upon the Company’s or the Bank’s business, financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ.  However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”.  The Company is aware that Hoefer & Arnett, Inc., Sutro & Co., Wedbush Morgan Securities and PaineWebber, Inc. all make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock although the data set forth below may not reflect all such transactions.

The following table summarizes the range of sales prices of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Hoefer & Arnett, Inc.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH	LOW

4th Quarter 2002	$24.15	$22.25
3rd Quarter 2002	$25.90	$23.40
2nd Quarter 2002	$27.70	$25.75
1st Quarter 2002	$29.00	$25.00
4th Quarter 2001	$26.00	$23.00
3rd Quarter 2001	$23.00	$17.10
2nd Quarter 2001	$17.50	$16.00
1st Quarter 2001	$18.13	$16.75

As of December 31, 2002, there were approximately 972 holders of record of the Company’s common stock, no par value, which is the only class of equity securities authorized or issued.

In the last two years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 28, 2002	6%	March 29, 2002
February 28, 2001	6%	March 29, 2001

The Company does not expect to pay a cash dividend in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 1999, and 1998 have been derived from the Bank’s historical financial statements not included in this Report.  The financial information for 2002, 2001 and 2000 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part I (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Summary of Operations for the year ended December 31,
(in thousands, except share and per share amounts)

	2002	2001	2000	1999	1998

Interest Income and Loan Fees	$28,941	$29,524	$28,857	$25,135	$23,453
Interest Expense	(4,237)	(8,318)	(8,990)	(7,835)	(8,498)

Net Interest Income	24,704	21,206	19,867	17,300	14,955
(Provision for) Reversal and Recovery of Loan Losses	(521)	308	—	800	(760)

Net Interest Income after (Provision for) Reversal and Recovery of Loan Losses	24,183	21,514	19,867	18,100	14,195
Other Operating Income	4,972	3,525	3,720	2,745	2,828
Other Operating Expense	(20,566)	(16,936)	(15,886)	(14,641)	(12,797)

Income before Taxes	8,589	8,103	7,701	6,204	4,226
Provision for Taxes	(2,871)	(2,774)	(2,658)	(2,121)	(1,225)

Net Income	$5,718	$5,329	$5,043	$4,083	$3,001

Basic Income Per Share	$1.64	$1.48	$1.35	$1.06	$0.78

Diluted Income Per Share	$1.59	$1.44	$1.33	$1.06	$0.78

Total Assets	$495,221	$439,833	$391,628	$370,991	$343,309

Total Investments	$69,958	$96,797	$126,638	$135,452	$127,549

Total Loans, including loans held for sale	$355,018	$269,351	$217,127	$162,291	$151,658

Total Deposits	$442,241	$391,815	$349,779	$335,630	$309,303

Total Equity	$43,442	$41,556	$36,537	$32,073	$31,784

Weighted Average Shares of Common Stock outstanding Used for Basic Income Per Share Computation	3,486,320	3,593,904	3,729,923	3,843,686	3,837,156

Weighted Average Shares of Common Stock outstanding Used for Diluted Income Per Share Computation	3,593,340	3,694,131	3,781,140	3,856,523	3,845,184

Return on Average Total Assets	1.25%	1.30%	1.35%	1.16%	0.96%
Net Income/Average Equity	13.71%	13.55%	15.45%	12.83%	10.49%
Net Income/Average Deposits	1.40%	1.46%	1.49%	1.29%	1.06%
Average Loans/Average Deposits	73.99%	66.96%	55.67%	51.04%	49.12%
Average Equity to Average Total Assets	9.11%	9.60%	8.74%	9.08%	9.18%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, the risks discussed under “Risk Factors That May Affect Results” on pages 12 through 16 herein and other risk factors discussed elsewhere in this Report.  The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Critical Accounting Policies and Estimates

First Northern Community Bancorp’s (The Company’s) discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the allowance for loan losses, other real estate owned, investments and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company maintains allowances for loan losses resulting from the inability to make required loan payments.  If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The Company invests in debt and equity securities.  If the Company believes these securities have experienced a decline in value that is other than temporary, an investment impairment charge is recorded.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby requiring an impairment charge in the future.

Prospective Accounting Pronouncements

FASB Statement No. 146,Accounting for Costs Associated with Exit or Disposal Activities.  The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The Company does not currently have plans to exit or dispose of activities.

The following statistical information and discussion should be read in conjunction with the Selected Financial Data included in Part I (Item 6) and the audited financial statements and accompanying notes included in Part II (Item 8) of this Annual Report on Form 10-K.

Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential

The following table summarizes the distribution, by amount (dollars in thousands) and percentage, of the daily average assets, liabilities, and shareholders’ equity of the Company for 2002, 2001 and 2000 (the data set forth is for the Bank in reporting of periods prior to May 19, 2000).  Average balances have been computed using daily balances.  Tax-exempt income is not shown on a tax equivalent basis.

	2002		2001		2000

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

ASSETS
Cash and Due From Banks	$26,810	5.86%	$20,683	5.05%	$18,694	5.01%
Investment Securities:
U.S. Government Securities	18,243	3.99%	25,257	6.16%	33,117	8.87%
Obligations of States & Political Subdivisions	52,908	11.56%	63,551	15.51%	64,826	17.37%
Other Securities	12,079	2.64%	20,584	5.02%	33,348	8.93%
Federal Funds Sold	24,825	5.42%	22,507	5.49%	20,267	5.43%
Loans [1]	303,006	66.20%	243,858	59.51%	188,183	50.41%
Other Assets	19,816	4.33%	13,349	3.26%	14,857	3.98%

Total Assets	$457,687	100.00%	$409,789	100.00%	$373,292	100.00%

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Demand	$112,049	24.48%	$96,148	23.46%	$89,385	23.95%
Interest-Bearing Transaction Deposits	47,590	10.40%	41,892	10.22%	38,086	10.20%
Savings & MMDAs	132,190	28.88%	108,340	26.44%	99,908	26.76%
Time Certificates	117,669	25.71%	117,802	28.75%	110,669	29.65%
Borrowed Funds	4,547	0.99%	4,393	1.07%	1,191	0.32%
Other Liabilities	1,934	0.42%	1,886	0.46%	1,422	0.38%
Shareholders’ Equity	41,708	9.11%	39,328	9.60%	32,631	8.74%

Total Liabilities & Shareholders’ Equity	$457,687	100.00%	$409,789	100.00%	$373,292	100.00%

1.  Average Balances for Loans include nonaccrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2002			2001			2000

Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Securities:
U.S. Government	$18,243	$1,061	5.82%	$25,257	$1,533	6.07%	$33,117	$2,046	6.18%

Obligations of States And Political Subdivisions [1]	52,908	3,105	5.87%	63,551	3,860	6.07%	64,826	4,196	6.47%
Other Securities	12,079	652	5.40%	20,584	1,304	6.34%	33,348	2,297	6.89%

Total Investment Securities	83,230	4,818	5.79%	109,392	6,697	6.12%	131,291	8,539	6.50%
Federal Funds Sold	24,825	389	1.57%	22,507	643	2.86%	20,267	1,236	6.10%
Loans [2]	303,006	21,233	7.01%	243,858	20,435	8.38%	188,183	18,112	9.62%
Loan Fees	—	2,501	0.83%	—	1,749.72%		—	970.52%

Total Loans, Including Loan Fees	303,006	23,734	7.83%	243,858	22,184	9.10%	188,183	19,082	10.14%

Total Earning Assets	411,061	$28,941	7.04%	375,757	$29,524	7.86%	339,741	$28,857	8.49%

Cash and Due from Banks	26,810			20,683			18,694
Premises and Equipment	7,196			6,453			6,228
Interest Receivable and Other Assets	12,620			6,896			8,629

Total Assets	$457,687			$409,789			$373,292

1.  Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

2.  Average Balances for Loans include nonaccrual loans and are net of the allowance for loan losses, but nonaccrued interest thereon is excluded

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2002			2001			2000

Liabilities and Shareholders’ Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing Transaction Deposits	$47,590	$72	0.15%	$41,892	$411	0.98%	$38,086	$593	1.56%
Savings & MMDAs	132,190	982	0.74%	108,340	2,151	1.99%	99,908	2,804	2.81%
Time Certificates	117,669	2,987	2.54%	117,802	5,550	4.71%	110,669	5,523	4.99%

Total Interest-Bearing Deposits	297,449	4,041	1.36%	268,034	8,112	3.03%	248,663	8,920	3.59%
Borrowed Funds	4,547	196	4.33%	4,393	206	4.69%	1,191	70	5.88%

Total Interest-Bearing Deposits and Funds	301,996	4,237	1.40%	272,427	8,318	3.05%	249,854	8,990	3.60%
Demand Deposits	112,049	—	—	96,148	—	—	89,385	—	—

Total Deposits and Borrowed Funds	414,045	$4,237	1.02%	368,575	$8,318	2.26%	339,239	$8,990	2.65%

Accrued Interest and Other Liabilities	1,934			1,886			1,422
Shareholders’ Equity	41,708			39,328			32,631

Total Liabilities and Shareholders’ Equity	$457,687			$409,789			$373,292

Net Interest Income and Net Interest Margin [1]		$24,704	6.01%		$21,206	5.64%		$19,867	5.85%

Net Interest Spread [2]			5.64%			4.81%			4.89%

1.  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2002 over 2001 and 2001 over 2000.  Changes not solely due to rate or volume have been allocated proportionately to rate and volume.

	2002 Over 2001			2001 Over 2000

	Volume	Rate	Change	Volume	Rate	Change

Increase (Decrease) in Interest Income:
Loans	$2,448	$(1,650)	$798	$4,116	$(1,793)	$2,323
Investment Securities	(1,533)	(346)	(1,879)	(1,364)	(478)	(1,842)
Federal Funds Sold	75	(329)	(254)	156	(749)	(593)
Loan Fees	752	—	752	779	—	779

	$1,742	$(2,325)	$(583)	$3,687	$(3,020)	$667

Increase (Decrease) in Interest Expense:
Deposits:
Interest-Bearing Transaction Deposits	$65	$(404)	$(339)	$66	$(248)	$(182)
Savings & MMDAs	631	(1,799)	(1,169)	266	(919)	(653)
Time Certificates	(6)	(2,557)	(2,563)	216	(189)	27
Borrowed Funds	7	(17)	(9)	147	(11)	136

	$697	$(4,777)	$(4,080)	$695	$(1,367)	$(672)

Increase (Decrease) in Net Interest Income	$1,045	$2,452	$3,497	$2,992	$(1,653)	$1,339

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2002	2001	2000

Investment securities available for sale:
U.S. Treasury Securities	$1,035	2,548	5,550
Securities of U.S. Government Agencies and Corporations	14,552	18,355	22,676
Obligations of State &Political Subdivisions	47,812	58,868	65,230
Mortgage Backed Securities	4,734	12,523	7,645
Other Bonds, Notes and Debentures	1,825	4,503	25,537

Total Investments	$69,958	96,797	126,638

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2002.  The yields on tax-exempt securities are shown on a tax equivalent basis.

Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years

Security	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$503	6.11%	$532	5.29%	$—	—
Securities of U.S. Government Agencies and Corporations	2,051	6.25%	12,501	6.42%	—	—
Obligations of State &Political Subdivisions	4,917	7.44%	24,440	7.15%	15,955	7.39%
Mortgage Backed Securities	—	—	4,734	4.72%	—	—
Other Bonds, Notes and Debentures	846	5.93%	—	6.85%	—	—

TOTAL	$8,317	6.91%	$42,207	6.64%	$15,955	7.39%

	After Ten Years		Total

Security	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$1,035	5.69%
Securities of U.S. Government Agencies and Corporations	—	—	14,552	6.40%
Obligations of State &Political Subdivisions	2,500	7.51%	47,812	7.28%
Mortgage Backed Securities	—	—	4,734	4.72%
Other Bonds, Notes and Debentures	979	4.70%	1,825	5.27%

TOTAL	$3,479	6.72%	$69,958	6.85%

Securities Exceeding Ten Percent of Shareholders’ Equity

The Company held no investment securities of a single issuer that had an aggregate book value that exceeded ten percent of shareholder’s equity at December 31, 2002.

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and allowance for loan losses, and including loans held for sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,

	2002		2001		2000

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$109,876	31.0%	$91,404	34.0%	$82,714	38.1%
Agricultural	31,929	9.0%	26,230	9.7%	23,288	10.7%
Real Estate Mortgage	79,247	22.3%	43,994	16.3%	48,963	22.6%
Real Estate Commercial and Construction	128,145	36.1%	101,125	37.6%	54,634	25.2%
Installment	5,821	1.6%	6,598	2.4%	7,528	3.4%

TOTAL	$355,018	100.0%	$269,351	100.0%	$217,127	100.0%

	1999		1998

	Balance	Percent	Balance	Percent

Commercial	$57,799	35.5%	$42,659	28.1%
Agricultural	21,951	13.5%	21,709	14.3%
Real Estate Mortgage	42,796	26.3%	41,458	27.3%
Real Estate Commercial and Construction	34,235	21.0%	40,059	26.4%
Installment	6,150	3.7%	5,774	3.9%

TOTAL	$162,931	100.0%	$151,659	100.0%

Commercial loans are primarily for financing the needs of a diverse group of businesses located in the Bank’s market area.  The Bank also makes loans to individuals for investment purposes.  Most of these loans are substantially short-term and secured by various types of collateral.  Real estate construction loans are generally for financing the construction of single-family residential homes for well-qualified individuals and builders.  These loans are secured by real estate and have short maturities.

As shown in the comparative figures for loan mix during 2002, total loans increased as a result of increases in commercial loans, agricultural loans, real estate mortgage loans and real estate commercial and construction loans, which were partially offset by a decrease in installment loans.  During 2001, total loans increased as a result of increases in commercial loans, agricultural loans and real estate commercial and construction loans, which were partially offset by decreases in real estate mortgage loans and installment loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2002 are as follows (dollars in thousands):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$65,306	$109,741	$175,047
After one year through five years	30,948	53,872	84,820
After five years	26,641	68,510	95,151

Total	$122,895	$232,123	$355,018

Nonaccrual, Past Due and Restructured Loans

It is the Bank’s policy to recognize interest income on an accrual basis.  Accrual of interest is suspended when a loan has been in default as to principal or interest for 90 days, unless well secured by collateral believed by management to have a fair market value that at least equals the book value of the loan plus accrued interest receivable and in the process of collection.  Real estate acquired through foreclosure is written down to its estimated fair market value at the time of acquisition and is carried as a nonearning asset until sold.  Any write-down at the time of acquisition is charged against the allowance for loan losses; subsequent write-downs or gains or losses upon disposition are credited or charged to noninterest income/expense.  The Bank has made no foreign loans.

The following table shows the aggregate amounts of assets (dollars in thousands) in each category at December 31, for the years indicated:

	2002	2001	2000	1999	1998

Nonaccrual Loans	$552	$530	$742	$528	$1,702
90 Days Past Due But Still Accruing	8	54	0	2	330

Total Nonperforming Loans	560	584	742	530	2,032
Other Real Estate Owned, Net	—	—	—	—	906

Nonaccrual Debt Securities	—	837	—	—	—

Total Nonperforming Assets	$560	$1,421	$742	$530	$2,938

Performing Restructured Loans	$—	$—	$—	$—	$—

If interest on nonaccrual loans had been accrued, such income would have approximated $76,000, $52,000, and $91,000 during the years ended December 31, 2002, 2001 and 2000, respectively.  Income actually recognized for these loans approximated $1,000, $22,000 and $64,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

There was an $861,000 decrease in nonperforming assets for 2002 over 2001.  At December 31, 2002, nonperforming assets included three non-accrual installment loans totaling $22,000, one agricultural loan totaling $158,000 and ten non-accrual commercial loans totaling $372,000.  Additional non-performing assets included two loans past due more than 90 days totaling $8,000.  There were no Other Real Estate Owned (“OREO”) properties at December 31, 2002.

Potential Problem Loans

In addition to the nonperforming assets described above, the Bank’s Branch Managers each month submit to the Loan Committee of the Board of Directors a report detailing the status of classified loans and those loans that are past due over sixty days.  Also included in the report are those loans that are not necessarily past due, but the branch manager is aware of problems with these loans, which may result in a loss.

In addition, the Monthly Allowance for Loan Loss Analysis Report is prepared based on Problem Loan/Possible Loss Reports, internal loan grading, regulatory classifications and loan review classifications and is reviewed by the Asset Quality Committee of the Bank.  The Asset Quality Committee of the Bank reviewed the report, dated December 31, 2002, on February 26, 2002.  This report included any nonperforming loan reported in the table above, if that loan continued to be considered a problem loan or had some potential for loss.  A total of forty-three loans with an aggregate balance of $5,615,000 were reported.  Twenty-five of the forty-three loans with an aggregate balance of $4,448,000 were deemed by management to be fully collectable.  Eighteen of the loans totaling $1,167,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (the “Allowance for Loan Losses”).  The ratio of the Allowance for Loan Losses to total loans at December 31, 2002 was 2.27%.

SUMMARY OF LOAN LOSS EXPERIENCE

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

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2002	2001	2000	1999	1998

Balance at Beginning of Period	$6,926	$7,228	$7,825	$8,144	$7,356
Provision for (Reversal and Recovery of) Loan Losses	521	(308)	—	(800)	760
Loans Charged-Off:
Commercial	(242)	(113)	(819)	(106)	(635)
Real Estate Mortgage	—	—	—	(40)	(47)
Installment Loans to Individuals	(87)	(41)	(33)	(11)	(100)

Total Charged-Off	(329	(154)	(852)	(157)	(782)

Recoveries:
Commercial	125	138	221	171	786
Real Estate Mortgage	35	—	—	438	6
Installment Loans to Individuals	7	22	34	29	18

Total Recoveries	167	160	255	638	810

Net (Charge-Offs) Recoveries	(162)	6	(597)	481	28
Balance at End of Period	$7,285	$6,926	$7,228	$7,825	$8,144

Ratio of Net (Charge-Offs) Recoveries During the period to Average Loans Outstanding During the Period	(0.05% )	0.00%	(0.32% )	0.30%	0.02%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general reserve available to absorb possible future losses throughout the Loan Portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2002		December 31, 2001		December 31, 2000

	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans

Loan Type:
Commercial	$3,682	45.29%	$5,483	43.67%	$5,957	48.82%
Real Estate Mortgage	307	11.92%	320	16.33%	361	22.55%
Real Estate Construction	2,716	40.93%	737	37.55%	795	25.16%
Installment	580	1.86%	386	2.45%	115	3.42%
Other Loans	—	0.00%	—	0.00%	—	0.05%

Total	$7,285	100.00%	$6,926	100.00%	$7,228	100.00%

	December 31, 1999		December 31, 1998

	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans

Loan Type:
Commercial	$6,260	48.95%	$6,397	42.45%
Real Estate Mortgage	391	26.27%	689	27.33%
Real Estate Construction	1,028	21.01%	916	26.41%
Installment	146	3.69%	142	3.61%
Other Loans	—	0.08%	—	0.20%

Total	$7,825	100.00%	$8,144	100.00%

The Bank believes that any breakdown or allocation of the Allowance for Loan Losses into loan categories lends an appearance of exactness, which does not exist, because the Allowance for Loan Losses is available for all loans.  The Allowance for Loan Losses breakdown shown above is computed taking actual experience into consideration but should not be interpreted as an indication of the specific amount of actual charge-offs that may ultimately occur.

DEPOSITS

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands):

	2002		2001		2000

	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:
Noninterest-Bearing Demand	$112,049	—	$96,148	—	$89,385	—
Interest-Bearing Demand (NOW)	$47,590	0.15%	$41,892	0.98%	$38,086	1.56%
Savings and MMDAs	$132,190	0.74%	$108,340	1.99%	$99,908	2.81%
Time	$117,669	2.54%	$117,802	4.71%	$110,669	4.99%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 for more (dollars in thousands) as of December 31, 2002:

Three months or less	$30,429
Over three months through twelve months	20,719
Over twelve months	1,517

Total	$52,665

Short-Term Borrowings

Short term-borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as investment and mortgage-backed securities and mortgage loans.  The line is limited to the Company’s maximum borrowing capacity (“MBC”) with the FHLB, which is based on a percentage of qualifying collateral assets.  At December 31, 2002, the MBC was approximately $120,400,000.  Interest accrues daily on the line based on the rate of FHLB discount notes.  This rate resets each day.  Short-term advances are issued with maturities less than one year based on the FHLB’s current cost of funds rate.  There are no prepayment or commitment fees; however, the FHLB has the right to reduce or terminate the line at any time without prior notice.  The Company also has unsecured formal lines of credit totaling $20,700,000 with correspondent banks and borrowing capacity of $4,276,000 with the Federal Reserve Bank.

There were no short-term borrowings outstanding at December 31, 2002 and 2001.

Long-Term Borrowings

Long-term debt at December 31, 2002, consisted entirely of a 5.29 percent fixed-rate, amortizing advance from the FHLB.  This advance matures on March 15, 2006.  The scheduled principal payment on the note for 2002 was $67,503.  The scheduled principal payments on the note for the next four years total $71,488 in 2003, $75,709 in 2004, $80,180 in 2005 and $3,156,972 in 2006.  The prepayment fee applicable to the advance is equal to the present value of the cash flow differences between the initial matched maturity rate and the current matched maturity rate, plus the present value of 5 basis points per annum, with both applied against the remaining principal balance amortization schedule of the advance amount being repaid. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities.  The purpose of the advance was to offset the interest rate risk associated with a loan with similar payment characteristics.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net income for the year ended December 31, 2002, was $5,718,000, representing an increase of $389,000, or 7% over net income of $5,329,000 for the year ended December 31, 2001.  The increase in net income is principally attributable to a $3,497,000 increase in net interest income, and an increase of $1,447,000 in other operating income, which was partially offset by an increase of $829,000 in the provision for loan losses, a $2,283,000 increase in salaries and employee benefits, and a $464,000 increase in occupancy and equipment.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net income for the year ended December 31, 2001, was $5,329,000, representing an increase of $286,000, or 6% over net income of $5,043,000 for the year ended December 31, 2000.  The increase in net income is principally attributable to a $1,339,000 increase in net interest income, a $308,000 reversal of provision for loan losses and a decrease of $195,000 in other operating income, which was partially offset by a $1,030,000 increase in salaries and employee benefits, and a $144,000 increase in data processing expenses.

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period. The $3,497,000 increase in the Bank’s net interest income in 2002 from 2001, and the $1,339,000 increase in 2001 from 2000 were due to the combined effects of interest rates, volume and mix of loans and deposits.  The “Analysis of Changes in Interest Income and Interest Expense” set forth on Page 24 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume.  Another factor that affected the net interest income was the earning asset to total asset ratio.  This ratio was 89.8% in 2002, 91.7% in 2001 and 91.0% in 2000.

Interest income on loans (including loan fees) was $23,734,000 for 2002, representing an increase of approximately $1,550,000, or 6.99% from $22,184,000 for 2001.  This compared to an increase in 2001 of approximately $3,102,000 or 16.3% more than loan interest income earned in 2000.  The increased interest income on loans in 2002 over 2001 was the result of a 24.26% increase in loan volume and a 137 basis point decrease in loan interest rates, which was partially offset by an increase of approximately $752,000 in loan fees.  As noted, loan fee comparisons were impacted by net increases in deferred loan fees of $127,000 in 2002 and $340,000 in 2001.

Average outstanding federal funds sold fluctuated during this period, ranging from $24,825,000 in 2002 to $22,507,000 in 2001 and $20,267,000 in 2000.  At year-end 2002 federal funds sold were $15,715,000.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Interest rates on federal funds sold in 2002 generally provided lower yields, compared to investment securities rates, than in 2001.  Federal funds sold yields were 1.57% and 2.86% for 2002 and 2001, respectively. Investment securities yields were 5.79% and 6.12% for 2002 and 2001, respectively.

The average total level of investment securities decreased $26,162,000 in 2002.  The level of securities interest income attributable to investment securities decreased to $4,818,000 in 2002 from $6,697,000 in 2001, due to the effects of interest rates and volume.  The Bank’s strategy for this period has emphasized the use of the investment portfolio to maintain the Bank’s increasing loan demand.  The Bank continues to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide high cash flow for reinvestment in a higher interest rate instrument.

Total interest expense decreased to $4,238,000 in 2002 from $8,318,000 in 2001, and decreased to $8,318,000 in 2001 from $8,990,000 in 2000, representing a 49.05% decrease in 2002 over 2001 and a 7.5% decrease in 2001 over 2000.   Changes in interest expense in 2002 from 2001 were primarily from changes in rates and volume of total deposits, and changes in the mix of deposits.  The decrease in total interest expense from 2002 to 2001 and 2001 to 2000 was primarily due to decreases in interest rates paid on deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2002		2001		2000

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Noninterest-Bearing Demand	$112,049	27.4%	$96,148	26.4%	$89,385	26.4%
Interest-Bearing Demand (NOW)	47,590	11.6%	41,892	11.5%	38,086	11.3%
Savings and MMDAs	132,190	32.3%	108,340	29.8%	99,908	29.6%
Time	117,669	28.7%	117,802	32.3%	110,669	32.7%

Total	$409,498	100.0%	$364,182	100.0%	$338,048	100.0%

The three years ended December 31, 2002 have been characterized by fluctuating interest rates.  Loan rates and deposit rates both decreased in 2002 and 2001, while loan rates and deposit rates both increased in 2000.  The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds increased 83 basis points in the period from 2001 to 2002 and decreased 8 basis points in the period from 2000 to 2001.

The Bank’s net interest margin (net interest income divided by average earning assets) was 6.01% in 2002, 5.64% in 2001 and 5.85% in 2000.

Provision for Loan Losses

The provision for loan losses increased to $521,000 in 2002 from a ($308,000) reversal in 2001, primarily as a result of loan growth. The amount of loans charged-off increased in 2002 to $329,000 from $154,000 in 2001, and recoveries increased to $167,000 in 2002 from $160,000 in 2001.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2002 was 2.27%.  The ratio of the Allowance for Loan Losses to total nonaccrual loans and loans past due 90 days or more at December 31, 2002 was 1,301% compared to 1,186% at December 31, 2001.

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectibility of the loan portfolio.  Based on this evaluation a portion of the allowance was reversed in 2001 and there was no provision for loan losses in 2000.  The ($308,000) adjustment in 2001 was made because of improved market conditions and loan quality in the Bank’s loan portfolio. The amount of loans charged-off decreased in 2001 to $154,000 from $852,000 in 2000 and recoveries decreased to $160,000 in 2001 from $255,000 in 2000.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2001 was 2.74%.  The ratio of the Allowance for Loan Losses to total nonaccrual loans and loans past due 90 days or more at December 31, 2001 was 1,186% compared to 974% at December 31, 2000.

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net realized gains on available for sale securities and loans held for sale, and other miscellaneous income.  Service charges on deposit accounts increased $43,000 in 2002 over 2001, and $170,000 in 2001 over 2000.  The increase in 2002 was due, for the most part, to increased nonsufficient funds and overdraft fees.  Net realized gains on loans held for sale increased $34,000 in 2002 over 2001 and increased $327,000 in 2001 over 2000.  The increase in 2002 was due, for the most part, to increased activity in the secondary mortgage area.  Other miscellaneous income increased $668,000 in 2002 over 2001 and increased $241,000 in 2001 over 2000.  The increase in 2002 was mainly due to interest earned on bank-owned life insurance and mortgage brokerage income.

The Bank realized net gains of $462,000 on investment securities in 2002 compared to net losses of $236,000 in 2001 (primarily attributable to an other than temporary market value decline in a Pacific Gas and Electric Company security that matures on October 17, 2003), and net gains of $44,000 in 2000.

Other operating expenses consist of salaries and employee benefits, occupancy and equipment expense and other operating expenses.  Other operating expenses increased to $20,566,000 in 2002 from $16,936,000 in 2001, and increased to $16,936,000 in 2001 from $15,886,000 in 2000, representing an increase of $3,630,000, or 21.4% in 2002 over 2001, and an increase of $1,050,000, or 6.6% in 2001 over 2000.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands):

	2002 over 2001		2001 over 2000

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$2,283	22.0%	$1,030	11.0%
Occupancy and Equipment	464	19.5%	20	0.01%
Data Processing	173	29.1%	144	32.0%
Stationery and Supplies	73	14.7%	(17)	-3.3%
Advertising	121	40.2%	(87)	-22.4%
Directors Fees	0	0.00%	(13)	-10.2%
Other Expense	516	19.1%	(27)	-1.0%

Total	$3,630	21.4%	$1,050	6.6%

In 2002, salaries and employee benefits increased $2,283,000 to $12,637,000 from $10,354,000 for 2001.  This increase was due, for the most part, to increases in the number of employees associated with opening new branches and offices, commissions paid for increased real estate loan originations, incentive compensation and profit sharing.  Increases in occupancy and equipment were also associated with opening new branches and offices.  Increases in the data processing area were attributed to continued emphasis on Internet-related products and security services and network improvements.

In 2001, salaries and employee benefits increased $1,030,000 to $10,354,000 from $9,324,000 for 2000.  This increase was due, for the most part, to increases in number of employees associated with opening new branches and offices and commissions paid for increased real estate loan originations, which was partially offset by a decrease in incentive compensation. Increases in the data processing area were attributable to increased emphasis on Internet-related products and security services and network improvements. The decrease in incentive compensation was due to increased goals for 2001 as compared to 2000.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of tax shelter provided by nontaxable earnings.  In 2002, taxes increased $97,000 to $2,871,000 from $2,774,000 for 2001.  In 2001, taxes increased $116,000 to $2,774,000 from $2,658,000 for 2000.  The Bank’s effective tax rate was 33%, 34% and 35% for the years ended December 31, 2002, 2001 and 2000, respectively.  Nontaxable municipal bond income was $939,000, $1,105,000 and $1,201,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Liquidity, Off-Balance Sheet Arrangements and Capital Resources

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and any borrowing requirements.  The Bank’s principle sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available-for sale investment portfolio.  As a final source of liquidity, the Bank can exercise existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As discussed in Part 1(Item 1) of this Annual Report of Form 10-K, the Bank does experience seasonal swings in deposits, which impact liquidity.  Management has adjusted to this seasonal swing by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held for sale) to deposits.  This ratio was 80.3% on December 31, 2002, 68.7% on December 31, 2001, and 62.1% on December 31, 2000. At December 31, 2002, the Bank’s ratio of core deposits to total assets was 79% and 76% at the end of 2001.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity position decreased slightly in 2002; however management believes that it remains adequate.  This is best illustrated by the change in the Bank’s net non-core and net short-term non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2002, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was 8.10%, compared to 4.14% in 2001.  The Bank’s net short-term non-core funding dependence ratio, non-core funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled 6.93% at the end of 2002, compared to 2.45% at year-end 2001.  These ratios indicated at December 31, 2002, the Bank had minimal reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Financial instruments, whose contract amounts represent credit risk at December 31, are as follows:

	2002	2001

Undisbursed loan commitments	$126,692	$116,385
Standby letters of credit	1,346	1,993
Commitments to sell loans	—	4,946

	$128,038	$123,324

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

The Bank expects its liquidity position to remain strong in 2003 as the Bank continues to grow into existing and new markets.  However, the recent drops in the U.S. stock markets did strengthen the Bank’s liquidity position by generating an inflow of deposits.  Should the stock market rebound, the bank may experience some outflow of deposits in favor of the stock market.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2003.

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2002, stockholders’ equity totaled $43.4 million, an increase of $1.8 million from $41.6 million at December 31, 2001.  An important source of capital is earnings retention.  Net income of $5.7 million, in 2002, offset by stock repurchases of $6.0 million was the primary factor contributing to the increase.  Also affecting capital in 2002 was paid in capital in the amount of $0.4 million resulting from a tax benefit on stock options exercised and other comprehensive income of $1.1 million, consisting entirely of unrealized gains on investment securities available-for-sale.  The Bank’s Tier 1 Leverage Capital ratio for 2002 is 7.9% and 8.7% in 2001.

In 2001, the Board of Directors approved a stock repurchase program for the retirement of shares equivalent to 10% of the Company’s equity over a rolling 12 month period.  The stock repurchase program expired April 30, 2002.  During 2001, the Bank paid $2.5 million in dividends to the Company to repurchase nearly 4% of the outstanding shares.  The Company approved a new stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date.  The new stock repurchase program, which will remain in effect until April 30, 2004, allows purchases in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling 12-month period.  During 2002, the Bank paid $5.5 million in dividends to the Company to fund the repurchase of 226,833 shares of the Company’s outstanding common stock.  The purpose of the stock repurchase program is to give management the ability to more effectively manage capital and create liquidity for shareholders who want to sell their stock and from time to time the stock repurchase program is a prudent use of excess capital.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines.  The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

Item 7a – Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk to a bank’s financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices.  The Bank has no exposure to foreign currency exchange risk or any specific exposure to commodity price risk.  The Bank’s major area of market risk exposure is interest rate risk (“IRR”).  The Bank’s exposure to IRR can be explained, as the potential for change in the Bank’s reported earnings and/or the market value of its net worth.  Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses.  Interest rate changes also affect the underlying economic value of the Bank’s assets, liabilities and off-balance sheet items.  These changes arise because the present value of future cash flows, and often the cash flows themselves, changes with the interest rates.  The effects of the changes in these present values reflect the change in the Bank’s underlying economic value and provide a basis for the expected change in future earnings related to the interest rate.  IRR is inherent in the role of banks as financial intermediaries, however a bank with a high IRR level may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency.  Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

The responsibility for the Bank’s market risk sensitivity management has been delegated to the Asset/Liability Committee (“ALCO”).  Specifically, ALCO utilizes computerized modeling techniques to monitor and attempt to control the influence that market changes have on rate sensitive assets and rate sensitive liabilities.

Market risk continues to be a major focal point of regulatory emphasis.  In accordance with regulation, each bank is required to develop an IRR management program depending on its structure, including certain fundamental components, which are mandatory to ensure IRR management.  These elements include appropriate board and management oversight as well a comprehensive risk management process that effectively identifies, measures, monitors and controls risk.  Should a bank have material weaknesses in its risk management process or high exposure relative to its capital, the bank regulatory agencies will take action to remedy these shortcomings.  Moreover, the level of a bank’s IRR exposure and the quality of its risk management process is a determining factor when evaluating a bank’s capital adequacy.

The Bank utilizes the tabular presentation alternative in complying with quantitative and qualitative disclosure rules.  The following tables summarize the expected maturity, principal repricing, principal repayment and fair value of the financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity Analysis at December 31, 2002

	Expected Maturity/Repricing/Principal Payment

In Thousands	Within 1 Year	1 Year to 3 Years	3 Years to 5 Years	After 5 Years	Total Balance	Fair Value

Interest-Sensitive Assets:
Federal funds sold	15,715	—	—	—	15,715	15,715
Average interest rate	1.17%	—	—	—	1.17%
Fixed rate investments	8,317	22,792	19,415	19,434	69,958	69,958
Average interest rate	6.91%	6.64%	6.64%	7.27%	6.85%
Fixed rate loans (1)	22,333	16,631	14,317	26,641	79,922	79,228
Average interest rate	7.05%	7.60%	7.49%	7.20%	7.29%
Variable rate loans (1)	109,741	31,317	22,555	68,510	232,123	231,138
Average interest rate	5.71%	5.99%	6.15%	7.16%	6.22%
Loans held for sale	42,973	—	—	—	42,973	42,973
Average interest rate	6.01%	—	—	—	6.01%
Interest-Sensitive Liabilities:
NOW account deposits (2)	15,353	3,237	2,697	32,658	53,945	46,422
Average interest rate	0.10%	0.10%	0.10%	0.10%	0.10%
Money market deposits (2)	25,470	16,980	8,490	33,961	84,901	76,358
Average interest rate	0.15%	0.15%	0.15%	0.15%	0.15%
Savings deposits (2)	21,021	7,808	6,006	25,224	60,059	53,856
Average interest rate	0.10%	0.10%	0.10%	0.10%	0.10%
Certificates of deposit	102,899	4,409	2,030	6,685	116,023	116,588
Average interest rate	1.88%	3.22%	2.49%	3.33%	2.03%
Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend	—	—	—	—	126,692	950
Standby letters of credit	—	—	—	—	1,346	13

(1)	Based upon contractual maturity dates and interest rate repricing.
(2)

NOW, money market and savings deposits do not carry contractual maturity dates.  The actual maturities of NOW, money market, and savings deposits could vary substantially if future withdrawals differ from the Company’s historical experience.

At December 31, 2002, federal funds sold of $15.7 million with a yield of 1.17% and investments of $8.3 million with a weighted-average, tax-equivalent yield of 6.91% were scheduled to mature within one year.  In addition, net loans of $175.0 million with a weighted-average yield of 5.95% were scheduled to mature or reprice within the same timeframe.  Overall, interest-earning assets scheduled to mature within one year totaled $199.1 million with a weighted-average, tax-equivalent yield of 5.73%.  With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits, of $61.8 million with a weighted-average cost of 0.12% were scheduled to mature within one year.  In addition, certificates of deposit totaling $102.9 million with a weighted-average cost of 1.88% were scheduled to mature in the same timeframe.  Total interest-bearing liabilities scheduled to mature within one year equaled $164.7 million with a weighted-average cost of 1.22%.

Historical withdrawal patterns with respect to interest-bearing and noninterest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease.  Loan information is presented based on payment due dates and repricing dates, which may differ materially from actual results due to prepayments.

Interest Rate Sensitivity Analysis at December 31, 2001

	Expected Maturity/Repricing/Principal Payment

In Thousands	Within 1 Year	1 Year to 3 Years	3 Years to 5 Years	After 5 Years	Total Balance	Fair Value

Interest-Sensitive Assets:
Federal funds sold	37,420	—	—	—	37,420	38,420
Average interest rate	1.75%	—	—	—	1.75%
Fixed rate investments	5,884	22,036	31,711	37,166	96,797	96,797
Average interest rate	6.88%	6.56%	6.56%	7.05%	6.77%
Fixed rate loans (1)	21,369	9,319	9,797	27,557	68,042	67,726
Average interest rate	7.71%	8.78%	8.48%	7.89%	8.04%
Variable rate loans (1)	88,310	16,603	10,483	60,839	176,235	175,566
Average interest rate	6.08%	6.19%	6.20%	7.80%	6.69%
Loans held for sale	25,074	—	—	—	25,074	25,074
Average interest rate	6.76%	—	—	—	6.76%
Interest-Sensitive Liabilities:
NOW account deposits (2)	12,675	11,020	8,816	11,572	44,083	38,414
Average interest rate	0.10%	0.10%	0.10%	0.10%	0.10%
Money market deposits (2)	19,672	16,394	16,394	13,114	65,574	58,144
Average interest rate	0.50%	0.50%	0.50%	0.50%	0.50%
Savings deposits (2)	18,859	10,783	13,478	10,783	53,903	47,968
Average interest rate	0.50%	0.50%	0.50%	0.50%	0.50%
Certificates of deposit	115,530	6,142	1,485	154	123,311	124,486
Average interest rate	3.36%	4.86%	5.41%	2.64%	3.45%
Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend	—	—	—	—	116,385	873
Standby letters of credit	—	—	—	—	1,993	20
Commitments to sell loans	—	—	—	—	4,946	20

(1)	Based upon contractual maturity dates and interest rate repricing.
(2)

NOW, money market and savings deposits do not carry contractual maturity dates.  The actual maturities of NOW, money market, and savings deposits could vary substantially if future withdrawals differ from the Company’s historical experience.

The Bank seeks to control IRR by matching assets and liabilities.  One tool used to ensure market rate return is variable rate loans.  Loans totaling $175.0 million or 49.3% of the total loan portfolio at December 31, 2002 (including loans held for sale) are subject to repricing within one year.  Loan maturities in the after five-year category increased to $95.2 million at December 31, 2002 from $88.4 million at December 31, 2001.  The reason for this increase was due, for the most part, to increased volume in the commercial loan category.

The Bank is required by FASB 115 to mark to market the Available for Sale investments at the end of each quarter.  Mark to market resulted in a positive capital entry of $1,146,000 as reflected on the December 31, 2002 balance sheet.  Mark to market impact on capital on December 31, 2001 was a positive $1,471,000.  These entries were the result of fluctuating interest rates.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Financial Statement Schedules Filed:

Schedules not included:

Schedule I - Securities: See Investment Portfolio (page 25)

Schedule II - Loans to Officers, Directors, Principal Security Holders and any Associates of the Foregoing Persons: See Note 10 of Notes to Consolidated Financial Statements (page 56)

Schedule III - Loans: See Note 4 of Notes to Consolidated Financial Statements (page 51).

Schedule IV - Bank Premises and Equipment: See Note 5 of Notes to Consolidated Financial Statements (page 52)

Schedule V - Investments in, Income From Dividends, and Equity in Earnings or Losses of Subsidiaries and Associated Companies: Not Applicable

Schedule VI - Allowance for Possible Loan Losses: See Note 4 of Notes to Consolidated Financial Statements (page 52).

Independent Auditors’ Report

The Board of Directors
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Northern Community Bancorp and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

January 31, 2003

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2002 and 2001
(in thousands, except share amounts)

	2002	2001

Assets
Cash and due from banks	$31,188	16,900
Federal funds sold	15,715	37,420
Investment securities – available-for-sale (includes securities pledged to creditors with the right to sell or repledge of $3,738 and $3,688, respectively)	69,958	96,797
Loans, net	312,045	244,277
Loans held-for-sale	42,973	25,074
Premises and equipment, net	7,867	6,709
Other assets	15,475	12,656

Total assets	$495,221	439,833

Liabilities and Stockholders’ Equity
Deposits:
Demand	$127,313	104,944
Interest-bearing transaction deposits	53,945	44,083
Savings and MMDAs	144,960	119,477
Time, under $100,000	63,358	67,697
Time, $100,000 and over	52,665	55,614

Total Deposits	442,241	391,815
FHLB Advance	3,384	3,452
Accrued interest payable and other liabilities	6,154	3,010

Total Liabilities	451,779	398,277

Stockholders’ Equity:
Common stock, no par value; 8,000,000 shares authorized; 3,237,786 and 3,191,464 shares issued and outstanding in 2002 and 2001, respectively;	24,174	24,136
Additional paid in capital	1,330	977
Retained earnings	14,581	14,232
Accumulated other comprehensive income, net	3,357	2,211

Total stockholders’ equity	43,442	41,556

Commitments and contingencies
Total liabilities and stockholders’ equity	$495,221	439,833

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share amounts)

	2002	2001	2000

Interest income:
Interest and fees on loans	$23,734	22,184	19,082
Federal funds sold	389	643	1,236
Investment securities:
Taxable	3,879	5,592	7,338
Nontaxable	939	1,105	1,201

Total interest income	28,941	29,524	28,857
Interest expense:
Time deposits $100,000 and over	1,376	2,374	2,289
Other deposits	2,665	5,738	6,631
Other borrowings	196	206	70

Total interest expense	4,237	8,318	8,990

Net interest income	24,704	21,206	19,867
Provision (reversal of provision) for loan losses	521	(308)	—

Net interest income after provision (reversal of provision) for loan losses	24,183	21,514	19,867
Other operating income:
Service charges on deposit accounts	1,657	1,614	1,444
Net realized gains (losses) on available-for-sale securities	462	(236)	44
Net realized gains on loans held--for-sale	774	740	413
Net realized gains on other real estate owned	4	—	653
Other income	2,075	1,407	1,166

Total other operating income	4,972	3,525	3,720

Other operating expenses:
Salaries and employee benefits	12,637	10,354	9,324
Occupancy and equipment	2,842	2,378	2,358
Data processing	767	594	450
Stationery and supplies	569	496	513
Advertising	422	301	388
Directors fees	114	114	127
Other	3,215	2,699	2,726

Total other operating expenses	20,566	16,936	15,886

Income before income tax expense	8,589	8,103	7,701
Provision for income tax expense	2,871	2,774	2,658

Net income	$5,718	5,329	5,043

Basic income per share	$1.64	1.48	1.35

Diluted income per share	$1.59	1.44	1.33

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share amounts)

	Common Stock		Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Description	Shares	Amounts					Total

Balance at December 31, 1999	3,092,273	23,322		977	9,513	(1,739)	32,073)
Comprehensive income:
Net income			$5,043		5,043		5,043

Other comprehensive income:
Unrealized holding gains arising during the current period, net of tax effect of $1,671			2,506
Reclassification adjustment due to gains realized, net of tax effect of $18			(27)

Total other comprehensive income, net of tax effect of $1,653			2,479			2,479	2,479

Comprehensive income			$7,522

5% stock dividend	184,532	2,514			(2,514)		—
Cash in lieu of fractional shares					(6)		(6)
Common shares issued	9,074	99					99
Stock repurchase and retirement	(214,930)	(3,151)					(3,151)

Balance at December 31, 2000	3,070,949	22,784		977	12,036	740	36,537
Comprehensive income:
Net income			$5,329		5,329		5,329

Other comprehensive income:
Unrealized holding gains arising during the current period, net of tax effect of $886			1,329
Reclassification adjustment due to losses realized, net of tax effect of $95			142

Total other comprehensive income, net of tax effect of $981			1,471			1,471	1,471

Comprehensive income			$6,800

6% stock dividend	183,908	3,126			(3,126)		—
Cash in lieu of fractional shares					(7)		(7)
Common shares issued	55,189	494					494
Stock repurchase and retirement	(118,582)	(2,268)					(2,268)

Balance at December 31, 2001	3,191,464	$24,136		977	14,232	2,211	41,556
Comprehensive income:
Net income			$5,718		5,718		5,718

Other comprehensive income:
Unrealized holding gains arising during the current period, net of tax effect of $948			1,423
Reclassification adjustment due to gains realized, net of tax effect of $185			(277)
Total other comprehensive income, net of tax effect of $763			1,146			1,146	1,146

Comprehensive income			$6,864

6% stock dividend	190,253	5,356			(5,356)		—
Cash in lieu of fractional shares					(13)		(13)
Common shares issued	82,902	665		353			1,018
Stock repurchase and retirement	(226,833)	(5,983)					(5,983)

Balance at December 31, 2002	3,237,786	$24,174		1,330	14,581	3,357	43,442

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share amounts)

	2002	2001	2000

Cash flows from operating activities:
Net income	$5,718	5,329	5,043
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for (reversal of provision) for loan losses	521	(308)	—
Depreciation and amortization	1,165	940	999
Accretion and amortization, net	213	57	49
Net realized (gains) losses on available-for-sale securities	(462)	236	(44)
Net realized gains on loans held-for-sale	(774)	(740)	(413)
Gain on sale of OREO	(4)	—	(653)
(Gain) loss on sale of bank premises and equipment	(30)	—	—
(Benefit from) provision for deferred income taxes	(613)	624	490
Proceeds from sales of loans held-for-sale	102,458	92,064	35,246
Originations of loans held-for-sale	(133,978)	(94,115)	(30,761)
Increase in deferred loan origination fees	128	340	259
Increase in accrued interest receivable and other assets	(2,968)	(7,486)	(27)
Increase in accrued interest payable and other liabilities	3,076	1,148	2,024

Net cash (used in) provided by operating activities	(25,550)	(1,911)	12,212

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	12,422	11,315	20,297
Proceeds from sales of available-for-sale securities	15,971	30,283	738
Principal repayments on available-for-sale securities	3,314	2,405	2,617
Purchase of available-for-sale securities	(2,710)	(12,003)	(10,711)
Net increase in loans	(54,022)	(49,464)	(58,528)
Purchases of bank premises and equipment	(2,041)	(1,220)	(816)
Proceeds from bank premises and equipment	100	—	—
Proceeds from sale of other real estate owned	4	—	122

Net cash used in investing activities	(26,962)	(18,684)	(46,281)

Cash flows from financing activities:
Net increase in deposits	50,426	42,036	14,681
Cash dividends paid in lieu of fractional shares	(13)	(7)	(6)
Common stock issued	665	494	99
Repurchase of common stock	(5,983)	(2,268)	(3,151)

Net cash provided by financing activities	45,095	40,255	11,623

Net change in cash and cash equivalents	(7,417)	19,660	(22,446)
Cash and cash equivalents at beginning of year	54,320	34,660	57,106

Cash and cash equivalents at end of year	$46,903	54,320	34,660

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(in thousands, except share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (the Company) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (the Bank), a California state chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer and El-Dorado Counties. All intercompany transactions between the Company and the Bank have been eliminated in consolidation.

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

Held-to-maturity securities are recorded at amortized cost, adjusted for amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.

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

Derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities, are recognized as either assets or liabilities in the statement of financial position and measured at fair value. The Company does not hold any derivatives at December 31, 2002 and 2001.

(c)	Loans

Loans are reported at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. An impaired loan is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by a charge to the allowance for loan losses.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties. Interest is generally accrued on such loans in accordance with the new terms.

(d)	Loans Held for Sale

Loans originated and held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

(e)	Allowance for Loan Losses

The allowance for loan losses is established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, standby letters of credit, overdrafts and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to recognize the provision for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations.

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the Federal Deposit Insurance Corporation (FDIC), as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses. The FDIC may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

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

Had compensation cost for the Company’s three stock-based compensation plans been determined consistent with the fair value method, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net income As reported	$5,718	5,329	5,043
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$235	214	165

Net income Pro forma under SFAS No. 123	$5,483	5,115	4,878

Basic earnings per share:
As reported	$1.64	1.48	1.35

Pro forma under SFAS No. 123	$1.57	1.42	1.30

Diluted earnings per share:
As reported	$1.59	1.44	1.33

Pro forma under SFAS No. 123	$1.53	1.40	1.30

(l)	Earnings Per Share (EPS)

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

(n)	Fiduciary Powers

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

(o)	Income Tax Credits

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

(p)	Impact of Recently Issued Accounting Standards

Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets.  This Statementwas adopted effective January 1, 2002. Statement No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142.  Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The Company does not have any goodwill and intangible assets acquired in business combinations.

FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The provisions of this Statement were adopted effective January 1, 2002.  Adoption did not have a material impact on the financial condition or operating results of the Company.

FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The provisions of this Statement related to the rescission of Statement No. 4 are applicable in fiscal years beginning after May 15, 2002.  The provisions of this Statement related to Statement No. 13 are effective for transactions occurring after May 15, 2002.  All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002.  Adoption of the provisions applicable to the year ended December 31, 2002 did not have a material impact on the financial condition or operating results of the Company.  The Company does not expect the provisions related to Statement No. 4 to have a material impact on the financial condition or operating results of the Company.

FASB Statement No. 143, Accounting for Asset Retirement Obligations.  This Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  This Statement was adopted effective June 15, 2002.  The Company did not retire any tangible long-lived assets after June 15, 2002.

FASB Statement No. 147, Acquisitions of Certain Financial Institutions.  The provisions of this Statement related to the application of the purchase method of accounting are effective for acquisitions on or after October 1, 2002.  The provisions related to accounting for the impairment or disposal of certain long-term customer relationship intangible assets are effective on October 1, 2002.  The transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002.The Company has not entered into acquisition transactions nor does the Company hold any long-term customer relationship intangible assets.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation).  This Interpretation addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in footnote 15 to the consolidated financial statements. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

As noted above the Company has adopted the disclosure requirements of the Interpretation (see footnote 15) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the Company has not entered into or modified guarantees pursuant to the provisions of the Interpretation.

FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  The provisions of this Statement amend FASB Statement No. 123, Accounting for Stock-Based Compensation, and provide alternative methods of transition for enterprises that elect to change to the Statement No. 123 fair value method of accounting for stock-based employee compensation.  This Statement also amends the disclosure requirements of Statement No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  This Interpretation addresses consolidation by business enterprises of variable interest entities, which have at least one of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or 2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, b) the obligation to absorb the expected losses of the entity if they occur, or c) the right to receive the expected residual returns of the entity if they occur. This Interpretation requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. The Company is currently assessing the impact, if any, the interpretation will have on the financial condition or operating results of the Company.

	(q)	Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform with the current year’s presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities. No aggregate reserves were required at December 31, 2002 and 2001. The Bank has met its average reserve requirements during 2002 and 2001 and the minimum required balance at December 31, 2002 and 2001.

(3)	Investment Securities

The amortized cost and estimated market values of investments in debt and other securities at December 31, 2002 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available for sale:
U.S. Treasury securities	$1,000	35	—	1,035
Securities of U.S. government agencies and corporations	13,470	1,082	—	14,552
Obligations of U.S. corporations	529	317	—	846
Obligations of states and political subdivisions	43,749	4,063	—	47,812
Mortgage backed securities	4,636	98	—	4,734

Total debt securities	63,384	5,595	—	68,979
Other securities	979	—	—	979

	$64,363	5,595	—	69,958

The amortized cost and estimated market values of investments in debt and other securities at December 31, 2001 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available for sale:
U.S. Treasury securities	$2,500	48	—	2,548
Securities of U.S. government agencies and corporations	17,499	859	(3)	18,355
Obligations of U.S. corporations	2,067	508	—	2,575
Obligations of states and political subdivisions	56,659	2,293	(84)	58,868
Mortgage backed securities	12,475	129	(81)	12,523

Total debt securities	91,200	3,837	(168)	94,869
Other securities	1,911	17	—	1,928

	$93,111	3,854	(168)	96,797

The Bank is a member of the Federal Home Loan Bank (FHLB), which requires ownership of its stock, which is carried at cost. The balance of the Bank’s investment in FHLB stock, which is included in other securities, was $869 and $801 as of December 31, 2002 and 2001, respectively.

Gross realized gains from sales of available-for-sales securities were $477, $542, and $44 for the years ended December 31, 2002, 2001 and 2000, respectively. Gross realized losses from sales of available-for-sale securities were $15 and $426 for the years ended December 31, 2002 and 2001, respectively. There were no realized losses from sales during the year ended December 31, 2000. During the year ended December 31, 2001, a loss of $352 was recognized due to an other than temporary decline in the market value of one of the Bank’s available-for-sale securities.

The amortized cost and estimated market value of debt and other securities at December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated market value

Due in one year or less	$7,782	8,317
Due after one year through five years	38,964	42,207
Due after five years through ten years	14,338	15,955
Due after ten years	3,279	3,479

	$64,363	69,958

Investment securities carried at $22,373 and $28,228 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Bank’s loan portfolio at December 31, is as follows:

	2002	2001

Commercial	$145,325	121,266
Real estate:
Mortgage	38,236	20,275
Commercial and Construction	131,321	104,252
Installment and other loans	5,962	6,797

	320,844	252,590
Allowance for loan losses	(7,285)	(6,926)
Net deferred origination fees	(1,514)	(1,387)

Loans, net	$312,045	244,277

As of December 31, 2002, approximately 41% of the Bank’s loans are for real estate commercial and construction. Additionally 12% of the Bank’s loans are mortgage type loans which are secured by residential real estate. Approximately 45% of the Bank’s loans are for general commercial uses including professional, retail, agricultural and small businesses. Generally, real estate loans are secured by real property and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans. The Bank’s access to this collateral is through foreclosure and/or judicial procedures. The Bank’s exposure to credit loss if the real estate or other security proved to be of no value is the outstanding loan balance.

Loans that were sold and were being serviced by the Bank totaled approximately $68 and $99 at December 31, 2002 and 2001, respectively.

Effective March 29, June 26 and September 10, 2002, the Bank transferred approximately $6,618, $3,515 and $4,262, respectively, from their loans held for sale portfolio to their loans held to maturity portfolio.

Nonaccrual loans totaled approximately $552, $530 and $742 at December 31, 2002, 2001 and 2000, respectively. If interest on these nonaccrual loans had been accrued, such income would have approximated $76, $52 and $91 during the years ended December 31, 2002, 2001 and 2000, respectively.

The Bank did not restructure any loans in 2002 or 2001.

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. Impaired loans totaled approximately $552 and $530 at December 31, 2002 and 2001, respectively, and had related valuation allowances of approximately $42 and $25 at December 31, 2002 and 2001, respectively. The average outstanding balance of impaired loans was approximately $872, $602 and $938, on which $1, $22 and $64 of interest income was recognized for the years ended December 31, 2002, 2001 and 2000, respectively.

Loans in the amount of $407 and $960 at December 31, 2002 and 2001, respectively, were pledged to secure potential borrowings from the Federal Reserve Bank.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

	2002	2001	2000

Balance, beginning of year	$6,926	7,228	7,825
Provision (reversal of provision) for loan losses	521	(308)	—
Loans charged-off	(329)	(154)	(852)
Recoveries of loans previously charged-off	167	160	255

Balance, end of year	$7,285	6,926	7,228

(5)	Premises and Equipment

Premises and equipment consist of the following at December 31:

	2002	2001

Land	$1,478	1,394
Buildings	4,454	4,516
Furniture and equipment	8,068	6,858
Leasehold improvements	1,613	915

	15,613	13,683
Less accumulated depreciation	7,746	6,974

	$7,867	6,709

Depreciation and amortization expenses, included in occupancy and equipment expense, is $1,165, $940 and $999 for the years ended December 31, 2002, 2001 and 2000, respectively.

(6)	Other Assets

Other assets consisted of the following at December 31:

	2002	2001

Accrued interest	$2,945	3,020
Software, net of amortization	347	472
Bank Owned Officer’s Life Insurance	8,174	7,769
Prepaid and other	1,873	1,398
Investment in Limited Partnerships	2,290	—
Deferred tax liabilities, net	(154)	(3)

	$15,475	12,656

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

The Bank did not hold any other real estate owned (OREO) as of December 31, 2002, 2001 and 2000 and had no allowance for losses on OREO recorded for these periods.

(7)	Supplemental Compensation Plans

SALARY CONTINUATION AND RELATED SPLIT DOLLAR PLAN FOR CERTAIN OFFICERS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

On July 19, 2001, the Company and the Bank approved a salary continuation and related split dollar plan for certain officers for the provision of death, disability and retirement benefits.  The Salary Continuation Plan is intended to provide certain officers with an annual benefit for 10 years at the normal retirement age of 65.  This is a non-qualified plan funded with bank owned life insurance policies taken on the life of the officer with a split-dollar endorsement to provide each officer’s survivor with a tax-free distribution.  The Company will accrue for the compensation based on anticipated years of service and the vesting schedule.  The Salary Continuation benefits will be funded by benefit accruals under the plan in the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index.  The cash surrender value of the related insurance policies as of December 31, 2002 and 2001 totaled $3,744,000 and $3,549,000 respectively. The accrued liability for the plan as of December 31, 2002 and 2001 totaled $216,000 and $0 respectively.  The expenses for the plan as of December 31, 2002, 2001 and 2000 totaled $216,000, $0 and $0 respectively.

DIRECTOR RETIREMENT PLAN WITH RELATED SPLIT DOLLAR PLAN FOR ALL DIRECTORS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

On July 19, 2001, the Company and the Bank approved a director retirement plan and related split dollar plan for all directors for the provision of death, disability and retirement benefits.  The director retirement plan is intended to provide directors with an annual benefit of $15,000 for 10 years at the normal retirement age of 65.  This is a non-qualified plan funded with bank owned life insurance policies taken on the life of the director with a split-dollar endorsement to provide each director’s survivor with a tax-free distribution.  The Company will accrue for the retirement benefit based on anticipated years of service and the vesting schedule.  The director retirement benefits will be funded by benefit accruals under the plan in the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index.  The cash surrender value of the related insurance policies as of December 31, 2002 and 2001 totaled $1,880,000 and $1,784,000 respectively.  The accrued liability for the plan as of December 31, 2002 and 2001 totaled $144,000 and $38,000 respectively.  The expenses for the plan as of December 31, 2002, 2001 and 2000 totaled $118,000, $38,000 and $0 respectively.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN—2001 EXECUTIVE DEFERRAL PLAN.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan—2001 Executive Deferral Plan previously called “1995 Executive Deferral Plan” for certain officers to provide them the ability to make elective deferrals of compensation due to tax-law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a nonqualified plan funded with bank owned life insurance policies taken on the life of the officer.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2002 and 2001 totaled $2,471,000 and 2,361,000 respectively. . The accrued liability for the plan as of December 31, 2002 and 2001 totaled $154,000 and $142,000 respectively.  The expenses for the plan as of December 31, 2002, 2001 and 2000 totaled $16,000, $16,000 and $21,000 respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN—2001 DIRECTOR DEFERRAL PLAN.

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan—2001 Director Deferral Plan for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a nonqualified plan funded with bank owned life insurance policies taken on the life of the director.  The Bank is the beneficiary and owner of the policy.  The cash surrender value of the related insurance policy as of December 31, 2002 and 2001 totaled $79,000 and $75,000 respectively.  The accrued liability for the plan as of December 31, 2002 and 2001 totaled $2,000 and $0 respectively.  There were no expenses for the plan as of December 31, 2002, 2001 and 2000.

(8)	Income Taxes

The provision for income tax expense consists of the following for the years ended December 31:

	2002	2001	2000

Current:
Federal	$2,576	1,468	1,370
State	908	682	798

	3,484	2,150	2,168

Deferred:
Federal	(439)	424	488
State	(174)	200	2

	(613)	624	490

	$2,871	2,774	2,658

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 consist of:

	2002	2001

Deferred tax assets:
Allowance for loan losses	$2,412	2,180
Deferred compensation	65	64
Retirement compensation	162	—
Current state franchise taxes	296	237
Other	392	8

Total deferred tax assets	3,327	2,489
Deferred tax liabilities:
Fixed assets	884	609
State franchise taxes	181	122
Other	178	287
Investment securities unrealized gains	2,238	1,474

Total deferred tax liabilities	3,481	2,492

Net deferred tax liabilities	$(154)	(3)

Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2002	2001	2000

Income tax expense at statutory rates	$2,920	2,755	2,618
Reduction for tax exempt interest	(319)	(376)	(408)
State franchise tax, net of federal income tax benefit	484	582	528
CSV of life insurance	(138)	(44)	(15)
Other	(76)	(143)	(65)

	$2,871	2,774	2,658

Total Income Tax Expense for the year ended December 31, 2002 was allocated as follows:

Income from continuing operations	$2,871
Stockholders’ Equity for compensation expense for tax purposes	(353)

$2,518

(9)	Outstanding Shares and Earnings Per Share

On January 23, 2003, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2003. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

Earnings Per Share (EPS)

Basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 were computed as follows:

	2002	2001	2000

Basic earnings per share:
Net income	$5,718	5,329	5,043

Weighted average common shares outstanding	3,486,320	3,593,904	3,729,923

Basic EPS	$1.64	1.48	1.35

Diluted earnings per share:
Net income	$5,718	5,329	5,043

Denominator:
Weighted average common shares outstanding	3,486,320	3,593,904	3,729,923
Effect of dilutive options	107,020	100,227	51,217

	3,593,340	3,694,131	3,781,140

Diluted EPS	$1.59	1.44	1.33

(10)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $1,635 and $1,309 at December 31, 2002 and 2001, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2002	2001	2000

Outstanding balance, beginning of year	$335	278	288
Credit granted	963	604	659
Repayments	(411)	(547)	(669)

Outstanding balance, end of year	$887	335	278

(11)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 12 months and 1,000 hours of service are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the statements of income, were $999, $870 and $792 in 2002, 2001 and 2000, respectively.

(12)	Stock Compensation Plans

At December 31, 2002, the Company has three stock-based compensation plans, which are described below.

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

Under the 2000 Outside Directors Nonstatutory Stock Option Plan, the Company may grant options to an outside director for an amount up to 7,432 shares of common stock during the director’s lifetime. There are 185,814 shares authorized under the Plan. The Plan will terminate February 27, 2007. The exercise price of each option equals the fair value of the Company’s stock on the date of grant, and an option’s maximum term is five years. Options vest at the rate of 20% per year beginning on the grant date. Other than a grant of 7,432 shares to a new director, any future grants require shareholder approval.

The weighted average fair value at date of grant for options granted during the years ended December 31, 2002, 2001 and 2000, was $6.92, $6.90 and $5.76 per share, respectively. The fair value of each option grant was estimated on the date of the grant using a Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	21.89%	22.36%	21.96%
Risk-free interest rate	3.24%	4.84%	5.16%
Expected term in years	5.67	9.00	9.40

Stock option activity for the employee and outside directors’ stock option plans during the periods indicated is as follows:

	Employee stock option plan		Outside directors stock option plan

	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price

Balance at December 31, 1999	163,280	$11.01	70,883	$9.33
Granted	53,595	11.43	7,878	11.96
Forfeited	—	—	(1,576)	9.33

Balance at December 31, 2000	216,875	11.11	77,185	9.59
Granted	65,169	15.13	—	—
Exercised	(37,942)	10.69	(23,557)	10.48

Balance at December 31, 2001	244,102	12.25	53,628	9.72
Granted	50,880	24.53	—	—
Exercised	(41,331)	10.94	(45,752)	9.33

Balance at December 31, 2002	253,651	$14.93	7,876	$11.96

The 2000 Employee Stock Option Plan permits stock-for-stock exercises of shares. During the year, the employees tendered 15,282 mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

At December 31, 2002, the range of exercise prices for all outstanding options ranged from $10.79 to $24.53.  The following table provides certain information with respect to stock options outstanding at December 31, 2002:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual life

Under $11.00	22,103	$10.79	6.02
$11.00 to $12.00	123,378	11.42	5.77
$12.00 to $16.00	65,166	15.13	8.01
$16.00 and over	50,880	24.53	9.00

	261,527	14.84	6.98

Options excercisable as of December 31 were 149,178 in 2002, 167,514 shares in 2001, and 149,948 shares in 2000 at a weighted-average exercise price of $12.88, $11.67, and $11.77, respectively.

The following table provides certain information with respect to stock options exercisable at December 31, 2002:

Range of exercise prices	Stock options excercisable	Weighted average exercise price

Under $11.00	14,149	$10.79
$11.00 to $12.00	98,789	11.39
$12.00 to $16.00	26,064	15.13
$16.00 and over	10,176	24.53

	149,178	12.88

Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, the Company is authorized to issue to an eligible employee shares of common stock. There are 656,547 shares authorized under the Plan. The Plan will terminate February 27, 2007. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period. Approximately 50 percent of eligible employees are participating in the Plan in the participation period, which began November 24, 2000 and ended November 23, 2002. At the annual stock purchase date, November 23, 2002, there were $168,225 in contributions, and 12,248 shares were purchased at an average price of $13.66, totaling $167,361. The current participation period began on November 24, 2002 and will end November 23, 2004.

(13)	Long-Term Borrowings

Long-term debt at December 31, 2002, consisted entirely of a 5.29 percent fixed-rate, amortizing advance from the FHLB.  This advance matures on March 15, 2006.  The scheduled principal payments on the note for 2002 totaled $67,503.  The scheduled principal payments on the note for the next four years total $71,488 in 2003, $75,709 in 2004, $80,180 in 2005 and $3,156,972 in 2006.  The prepayment fee applicable to the advance is equal to the present value of the cash flow differences between the initial matched maturity rate and the current matched maturity rate, plus the present value of 5 basis points per annum, with both applied against the remaining principal balance amortization schedule of the advance amount being repaid. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities.  The purpose of the advance was to offset the interest rate risk associated with a loan with similar payment characteristics.

(14)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options. Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $714, $570 and $541 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the future minimum payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ended December 31:

2003	$656
2004	599
2005	510
2006	328
2007	153
Thereafter	119

$2,365

At December 31, 2002, the aggregate maturities for time deposits are as follows:

Year ended December 31:

2003	$102,899
2004	2,772
2005	1,637
2006	1,842
2007	188
Thereafter	6,685

$116,023

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk at December 31, are as follows:

	2002	2001

Undisbursed loan commitments	$126,692	116,385
Standby letters of credit	1,346	1,993
Commitments to sell loans	—	4,946

	$128,038	123,324

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2002 there was $12,000 issued in financial standby letters of credit and the Bank carried no liability.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2002 there was $1,334,000 issued in performance standby letters of credit and the Bank carried no liability.  The terms of the guarantees will expire primarily in 2003.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2002, the Company has no off-balance sheet derivatives requiring additional disclosure.

(16)	Capital Adequacy and Restriction on Dividends

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below).

First, a bank must meet a minimum Tier I Capital ratio (as defined in the regulations) ranging from 3% to 5% based upon the bank’s CAMELS (capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk) rating.

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

Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. There are no conditions or events since that notification that management believes have changed the institution’s category.

	Actual		For capital adequacy purposes:		To be well capitalized under prompt corrective action provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital (to Risk Weighted Assets)	$43,693	11.5%	$30,507	8.0%	$38,134	10.0%
Tier I Capital (to Risk Weighted Assets)	38,895	10.2%	15,254	4.0%	22,881	6.0%
Tier I Capital (to Average Assets)	38,895	7.9%	19,609	4.0%	24,511	5.0%

The Bank’s actual capital amounts and ratios as of December 31, 2001 are as follows:

	Actual		For capital adequacy purposes:		To be well capitalized under prompt corrective action provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital (to Risk Weighted Assets)	$42,572	13.7%	$24,786	8.0%	$30,983	10.0%
Tier I Capital (to Risk Weighted Assets)	38,653	12.5%	12,393	4.0%	18,590	6.0%
Tier I Capital (to Average Assets)	38,653	8.7%	17,649	4.0%	22,061	5.0%

Cash dividends are restricted under California State banking laws to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period.

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

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The estimated fair values of the Company financial instruments are approximately as follows:

	2002		2001

	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$46,903	46,903	54,320	54,320
Investment securities	69,958	69,958	96,797	96,797
Loans:
Net loans	312,045	310,366	244,277	243,292
Loans held for sale	42,973	42,973	25,074	25,074
Financial liabilities:
Deposits	442,241	400,567	391,815	352,684

	2002

	Contract amount	Carrying amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$126,692	608	950

Standby letters of credit	$1,346	—	13

Commitments to sell loans	$—	—	—

	2001

	Contract amount	Carrying amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$116,385	559	873

Standby letters of credit	$1,993	—	20

Commitments to sell loans	$4,946	—	20

(18)	Supplemental Statements of Cash Flows Information

Supplemental disclosures to the Statements of Cash Flows for the years ended December 31, are as follows:

	2002	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,443	8,413	8,903

Income taxes	$2,346	3,138	1,741

Supplemental disclosure of noncash investing and financing activities:
Stock dividend distributed	$5,356	3,126	2,514

Loans held for sale transferred to loans	$14,395	—	—

Tax benefit for stock options	$353	—	—

(19)	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,

2002:
Interest income	$6,724	7,110	7,404	7,703
Net interest income	5,511	6,042	6,375	6,776
Provision for loan losses	—	—	270	251
Other operating income	1,020	1,147	1,533	1,272
Other operating expense	4,648	5,063	5,319	5,536
Income before taxes	1,883	2,126	2,319	2,261
Net income	1,260	1,392	1,564	1,502
Basic earnings per share	.35	.40	.45	.44
Diluted earnings per share	.34	.39	.43	.43
2001:
Interest income	$7,486	7,471	7,518	7,142
Net interest income	5,162	5,167	5,402	5,568
Reversal of provision for loan losses	(308)	—	—	—
Other operating income	457	988	1,050	937
Other operating expense	3,973	4,093	4,333	4,537
Income before taxes	1,954	2,062	2,119	1,968
Net income	1,274	1,341	1,370	1,344
Basic earnings per share	.35	.37	.38	.38
Diluted earnings per share	.34	.36	.37	.37

(20)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets as of December 31, 2002 and 2001 and summary statements of operations and cash flows information for the years ended December 31, 2002, 2001 and 2000.

Balance Sheet	2002	2001

Assets
Cash	$1,191	680
Investment in wholly owned subsidiary	42,251	40,863
Other assets	—	13

Total assets	$43,442	41,556

Liabilities and stockholders’ equity
Stockholders’ equity	43,442	41,556

Total liabilities and stockholders’ equity	$43,442	41,556

Statement of Operations	2002	2001	2000

Dividends from subsidiary	$5,500	2,482	750
Other operating expenses	(41)	(32)	(28)
Income tax benefit	17	13	11

Income before undistributed earnings of subsidiary	5,476	2,463	733
Equity in undistributed earnings of subsidiary	242	2,866	4,310

Net income	$5,718	5,329	5,043

Statement of Cash Flows	2002	2001	2000

Net income	$5,718	5,329	5,043
Adjustments to reconcile net income to net cash provided by operating activities
Decrease (increase) in other assets	13	(2)	(11)
Equity in undistributed earnings of subsidiary	(242)	(2,866)	(4,310)

Net cash provided by operating activities	5,489	2,461	(722)
Cash flows from financing activities:
Common stock issued	1,018	494	99
Stock repurchases	(5,983)	(2,268)	(821)
Cash in lieu of fractional shares	(13)	(7)	—

Net cash used in financing activities	(4,978)	(1,781)	(722)

Net change in cash	511	680	—
Cash at beginning of year	680	—	—

Cash at end of year	$1,191	680	—

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item with respect to director and officer information is incorporated by reference herein from the sections of the Company’s proxy statement for the 2003 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors”.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein to the sections of the Company’s proxy statement for the 2003 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Report of Compensation Committee of the Board of Directors on Executive Compensation, “ and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2003 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors”.

Stock Purchase Equity Compensation Plan Information

The following table shows the equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans as of December 31, 2002.  The plans included in this table are the FNCBancorp 2000 Stock Option Plan and the FNCBancorp Outside Director 2000 Non-statutory Stock Option Plan.  See “Stock Compensation Plans” Note 12 of Notes to Consolidated Financial Statements (page 57).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

	(a)	(b)	(a) (c)
Equity compensation plans approved by security holders	261,527	$14.84	440,256

Equity compensation plans not approved by security holders	0	0	0

Total	261,527	$14.84	440,256

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2003 Annual Meeting of Shareholders entitled “Report of Compensation Committee of the Board of Directors on Executive Compensation” - “Indebtedness of Management,” “Indebtedness of Certain Directors” and “Transactions with Management.”

ITEM 14 - CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures. Based on their evaluation as of December 31, 2002, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures (as defined in Section 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)     Changes in Internal Controls. Such officers also concluded that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation and that there were no significant deficiencies or material weaknesses, and that therefore there were no corrective actions required to be taken.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	Financial Statements and Financial Statement Schedules:

Reference is made to the Index to Financial Statements under Item 8 in Part II of this Form 10-K

(B)	Reports on Form 8-K:

(1) A report on Form 8-K was filed on October 22, 2002, to report under Item 5 the press release on the opening of First Northern Bank’s Downtown Sacramento Branch.
(2) A report on Form 8-K was filed on October 31, 2002, to report under Item 5 the press release on First Northern Community Bancorp’s third quarter 2002 earnings.
(3)

A report on Form 8-K was filed on November 13, 2002, to report under Item 9 Regulation FD Disclosures with written Statements by Chief Executive Officer and Chief Financial Officer of First Northern Community Bancorp with respect to registrant’s Quarterly Report on Form 10-Q.

(C)	Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3(i) of Registrant’s Current Report on Form 8-K 12(g)(3) on May 24, 2000

3.3	By-laws of the Company – incorporated herein by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K 12(g)(3) on May 24, 2000

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.2

First Northern Community Bancorp Outside Directors 2000 Nonstatutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.3	First Northern Community Bancorp 2000 Employee Stock Purchase Plan – incorporated herein by Reference to Exhibit 4.5 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.4

First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.2 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.5

First Northern Community Bancorp 2000 Outside Directors 2000 Nonstatutory Stock Option Plan Forms “Nonstatutory Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.6

First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” – incorporated herein by reference to Exhibit 4.6 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.7

Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish – incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.8

Employment Agreement entered into as of July 23, 2001 by and between First Northen Bank of Dixon and Owen J. Onsum – incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.9

Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Louise Walker – incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.10

Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker – incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.11

Form of Director Retirement and Split Dollar Agreements between Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory Dupratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.12

Form of Salary Continuation and Split Dollar Agreement between Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

11	Statement of Computation of Per Share Earnings (See Page 40 of this Form 10-K)

21	Subsidiaries of the Company

23.1	Consent of independent auditor (See Page 73 of this Form 10-K)

24	Power of Attorney (See Page 70 of this Form 10-K)

99.1	Written Statement by Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

99.2	Written Statement by Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ OWEN J. ONSUM

Owen J. Onsum President/Chief Executive Officer/Director (Principal Executive Officer)

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Owen J. Onsum, Louise A. Walker and Stanley R. Bean, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ OWEN J. ONSUM	President/Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2003

Owen J. Onsum
/s / LOUISE A. WALKER	Senior Vice President/Chief Financial Officer (Principal Financial Officer)	March 31, 2003

Louise A. Walker

/s/ STANLEY R. BEAN	Vice President/Controller	March 31, 2003

Stanley R. Bean

/s/ LORI J. ALDRETE	Director	March 31, 2003

Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director and Vice Chairman of the Board	March 31, 2003

Frank J. Andrews, Jr.

/s/ JOHN M. CARBAHAL	Director	March 31, 2003

John M. Carbahal

/s/ GREGORY DUPRATT	Director	March 31, 2003

Gregory DuPratt

/s/ JOHN F. HAMEL	Director	March 31, 2003

John F. Hamel

/s/ DIANE P. HAMLYN	Director and Chairman of the Board	March 31, 2003

Diane P. Hamlyn

/s/ FOY S. MCNAUGHTON	Director	March 31, 2003

Foy S. McNaughton

/s/ DAVID W. SCHULZE	Director	March 31, 2003

David W. Schulze

CERTIFICATION

I, Owen J. Onsum, certify that:

          1.  I have reviewed this annual report on Form 10-K of First Northern Community Bancorp;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ OWEN J. ONSUM

Owen J. Onsum President and Chief Executive Officer

CERTIFICATION

I, Louise A. Walker, certify that:

          1.  I have reviewed this annual report on Form 10-K of First Northern Community Bancorp;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ LOUISE A. WALKER

Louise A. Walker Senior Vice President and Chief Financial Officer