Form 10-Q
period 2003-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2003-05-14
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

As of May 13, 2003, there were 3,423,006 shares of Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks	$28,854	$31,188
Federal funds sold	24,360	15,715
Investment securities - available for sale	67,019	69,958
Loans, net of allowance for loan losses of $7,980 at March 31, 2003 and $7,285 at December 31, 2002	312,924	312,045
Loans held for sale	42,629	42,973
Premises and equipment, net	8,073	7,867
Accrued Interest receivable and other assets	16,121	15,475

TOTAL ASSETS	$499,980	$495,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$127,795	$127,313
Interest-bearing transaction deposits	52,477	53,945
Savings & MMDA’s	152,279	144,960
Time, under $100,000	63,601	63,358
Time, $100,000 and over	52,639	52,665

Total deposits	448,791	442,241
FHLB Advance	3,367	3,384
Accrued interest payable and other liabilities	3,455	6,154

TOTAL LIABILITIES	455,613	451,779

Stockholders’ equity
Common stock, no par value; 4,000,000 shares authorized; 3,420,471 shares issued and outstanding at March 31, 2003 and 3,237,786 shares issued and outstanding at December 31, 2002	28,525	24,174
Additional paid in capital	1,424	1,330
Retained earnings	11,395	14,581
Accumulated other comprehensive income	3,023	3,357

TOTAL STOCKHOLDERS’ EQUITY	44,367	43,442

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$499,980	$495,221

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended March 31, 2003	Three months ended March 31, 2002

Interest Income
Loans	$6,558	$5,283
Federal funds sold	29	130
Investment securities
Taxable	766	1,041
Non-taxable	190	270

Total interest income	7,543	6,724
Interest Expense
Deposits	739	1,163
Other borrowings	48	50

Total interest expense	787	1,213

Net interest income	6,756	5,511
Provision for loan losses	670	—

Net interest income after provision for loan losses	6,086	5,511

Other operating income
Service charges on deposit accounts	440	376
Gains on available for sale securities transactions	311	25
Gains on other real estate owned	47	—
Gains on sales of loans	625	210
Alternative investment income	32	106
ATM fees	43	52
Mortgage brokerage income	214	37
Loan servicing Income	44	70
Other income	207	144

Total other operating income	1,963	1,020

Other operating expenses
Salaries and employee benefits	3,595	2,924
Occupancy and equipment	749	673
Data processing	238	124
Stationery and supplies	128	166
Advertising	74	55
Director’s Fees	29	27
Other	829	679

Total other operating expense	5,642	4,648

Income before income tax expense	2,407	1,883
Provision for income tax expense	834	623

Net income	$1,573	$1,260

Basic Income per share	$0.46	$0.35

Diluted Income per share	$0.44	$0.34

See notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

						Accumulated Other Comprehensive Income
	Common Stock			Additional Paid-in Capital
			Comprehensive Income		Retained Earnings
Description	Shares	Amounts					Total

Balance at December 31, 2002	3,237,786	$24,174		1,330	14,581	3,357	43,442
Comprehensive income:
Net income			$1,573		1,573		1,573

Other comprehensive income:
Unrealized holding losses arising during the current period, net of tax effect of $223			(334)			(334)	(334)

Comprehensive income			$1,239

6% stock dividend	193,701	4,746			(4,746)		—
Cash in lieu of fractional shares					(13)		(13)
Common shares issued	7,151	57		94			151
Stock repurchase and retirement	(18,167)	(452)					(452)

Balance at March 31, 2003	3,420,471	28,525		1,424	11,395	3,023	44,367

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months ended March 31, 2003	Three months ended March 31, 2002

Operating Activities
Net Income	$1,573	$1,260
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	316	271
Provision for loan losses	670	—
Gain on available for sale securities	(311)	(25)
Net decrease (increase) in loans held for sale	969	(2,092)
Gain on sale of loans	(625)	(210)
Gain on sale of oreo	(47)	—
(Increase) decrease in accrued interest receivable and other assets	(599)	355
Decrease in accrued interest payable and other liabilities	(2,605)	(150)

Net cash used in operating activities	(659)	(591)
Investing Activities
Net decrease in investment securities	2,916	7,479
Net increase in loans	(1,549)	(5,458)
Purchases of premises and equipment, net	(522)	(417)

Net cash provided by investing activities	845	1,604
Financing Activities
Net increase (decrease) in deposits	6,550	(1,774)
Net decrease in FHLB advances	(17)	—
Cash dividends paid	(13)	(13)
Stock Options Exercised	57	207
Repurchase of stock	(452)	(2,716)

Net cash provided by (used in) financing activities	6,125	(4,296)

Net change in cash and cash equivalents	6,311	(3,283)
Cash and cash equivalents at beginning of period	46,903	54,320

Cash and cash equivalents at end of period	$53,214	$51,037

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$824	$1,303
Income Taxes	$1,930	$—

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans held for sale to loans held to maturity	$—	$6,618
Stock plan accruals	$94	$—
Stock dividend distributed	$4,746	$5,356

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and December 31, 2002

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for quarterly financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the First Northern Community Bancorp’s (the “Company”) Annual Report to shareholders and Form 10-K for the year ended December 31, 2002.  All material intercompany accounts have been eliminated in consolidation.

2.	LOANS

Effective March 29, 2002, First Northern Bank of Dixon (the “Bank”) transferred $6,618,000 from the loans held for sale portfolio to the loans held to maturity portfolio. There were no transfers from the Bank’s loans held for sale portfolio to their loans held to maturity portfolio in the first quarter of 2003.

3.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 23, 2003, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2003 to shareholders of record as of February 28, 2003.  Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS incorporates the dilutive effect of common stock options outstanding on an average basis during the period.  There were no antidilutive options held at the three-month periods ending March 31, 2003 and 2002.  The following table presents basic and diluted EPS for the three-month period ending March 31, 2003 (amounts in thousands, except share amounts and earnings per share):

	Three months ended March 31,

	2003	2002

Basic earnings per share:
Net income	$1,573	$1,260

Denominator:
Weighted average common shares outstanding	3,425,397	3,569,230

Basic EPS	$0.46	$0.35

Diluted earnings per share:
Net income	$1,573	$1,260

Denominator:
Weighted average common shares outstanding	3,425,397	3,569,230
Incremental shares due to dilutive stock options	114,675	149,081

Adjusted weighted average common shares outstanding	3,540,072	3,718,311

Diluted EPS	$0.44	$0.34

4.	STOCK OPTION PLAN

The Company accounts for stock-based compensation using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

If compensation cost for the Company’s three stock-based compensation plans had been determined consistent with the fair value method, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31

	2003	2002

Net income, as reported	$1,573	1,260
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$56	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(101)	(105)

Pro forma net income	$1,528	1,155

Earnings per share:
Basic-as reported	$0.46	$0.35

Basic-pro forma	$0.45	$0.32

Diluted-as reported	$0.44	$0.34

Diluted-pro forma	$0.43	$0.31

5.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses.  The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral.  Changes in the allowance for loan losses during the three-months ended March 31, 2003 and 2002 and for the year ended December 31, 2002 were as follows (in thousands):

	Three months ended March 31,
			Year ended December 31,
	2003	2002	2002

Balance, beginning of period	$7,285	$6,926	$6,926
Provision for loan losses	670	—	521
Loan charge-offs	(26)	(33)	(329)
Loan recoveries	51	32	167

Balance, end of period	$7,980	$6,925	$7,285

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RELULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used, or similar expressions and includes assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions; (ii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (v) changes in federal and state banking or other laws and regulations; and (vi) other external developments which could materially impact the Company’s operational and financial performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.  For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three-month periods ended March 31, 2003 and 2002 and should be read in conjunction with the Company’s consolidated 2002 financial statements and the notes thereto, along with other financial information included in this document.

SUMMARY

The Company recorded net income of $1,573,000 for the three-month period ended March 31, 2003, representing an increase of $313,000 or 24.8% over net income of $1,260,000 for the same period in 2002.

The increase in net income over the three-month period ended March 31, 2003 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income which was partially offset by increases in other operating expenses and an increase in provision for loan losses.

On January 23, 2003, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2003 to shareholders of record as of February 28, 2003.  Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheet showed a $2,334,000 decrease in cash and due from banks, a $8,645,000 increase in federal funds sold, a $2,939,000 decrease in investment securities, a $879,000 increase in loans, a $344,000 decrease in loans held for sale, a $206,000 increase in premises and equipment, and a $646,000 increase in accrued interest receivable and other assets from December 31, 2002 to March 31, 2003.   The reason for the decrease in cash and due from banks was due to a decrease in items in process of collection.  The increase in federal funds sold was due to an increase in deposits, which was partially offset by a reduction in investment securities from sales, maturities and calls.  The decrease in investment securities was due to proceeds from sales, maturities and calls.  The proceeds from the sale of investment securities were temporarily used to increase fed funds.  The increase in loans was due to an increase in financed equipment leases, consumer, home equity lines of credit, and small business administration real estate loans, which was partially offset by a decrease in real estate and real estate commercial and construction financing.  The fluctuations were due to the demand for certain loan products by the Bank’s borrowers.  The decrease in loans held for sale was in real estate loans and was due, for the most part, to an increase in the sale of loans. The bank sold approximately $48,000,000 in residential mortgage loans during the first three months of 2003, which was offset by approximately $47,000,000 in loan originations.  The increase in premises and equipment was due to leasehold improvements associated with the opening of a new branch.  The increase in accrued interest receivable and other assets was due to an increase in computer software, amortized costs on leases, prepaid expenses, increases in cash surrender value of bank-owned life insurance and branch settlement, which was partially offset by decreased securities interest receivables and a decrease in loan interest receivables.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheet showed an increase in total deposits of $6,550,000 compared to year-end 2002 deposit totals.  The increase in deposits was due to higher demand and savings and money market deposit totals combined with lower interest-bearing transaction deposit totals. The fluctuations were due to cyclical changes in deposit requirements of the Bank’s depositors.  Other liabilities decreased $2,699,000 from December 31, 2002 to March 31, 2003.  The decrease in other liabilities was due to decreased income taxes payable, treasury tax and loan notes, accrued profit sharing, and incentive compensation expenses, which were partially offset by increases in accrued retirement expense and deferred compensation expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The reduction in general market rates reduced the Company’s yields on earning assets.  The Federal Open Market Committee lowered the federal funds rate by 50 basis points during the past twelve months.

Interest income on loans for the three-month period ended March 31 2003 is up 24.1% over the same period for 2002, from $5,283,000 to $6,558,000.  The increase over the three-month period ended March 31, 2003 as compared to the same period a year ago, was primarily due to an increase in average loans which was partially offset by a 45 basis point decrease in loan yields.

Interest income on investment securities for the three-month period ended March 31, 2003 is down 27.1% over the same period for 2002, from $1,311,000 to $956,000.  The decrease over the three-month period ended March 31, 2003 as compared to the same period a year ago, was primarily due to a decrease in average investment securities.

Interest income on federal funds sold for the three-month period ended March 31, 2003 is down 77.7% over the same period for 2002 from $130,000 to $29,000.  The decrease in federal funds income over the three-month period ended March 31, 2003 as compared to the same period a year ago was primarily due to a decrease in average federal funds sold and by a 48 basis point decrease in federal funds rates.

Interest Expense

The reduction in general market rates reduced the Company’s cost of funds.  The Federal Open Market Committee lowered the federal funds rate by more than 50 basis points during the past twelve months.

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2003 is down 35.1% over the same period for 2002 from $1,213,000 to $787,000.  The decrease in interest expense over the three-month period ended March 31, 2003 was primarily due to a 70 basis point decrease in deposit rates, which was partially offset by increased average interest bearing deposits.

Provision for Loan Losses

There was a provision for loan losses of $670,000 for the three-month period ending March 31, 2003 compared to no provision for the same period in 2002.  The increase in the provision was due to an increase in average loans combined with an increase of $5,549,000 in non-accrual loans.  The March 31, 2003 allowance for loan losses of approximately $7,980,000 is 2.5% of total loans (excluding loans held for sale) compared to $7,285,000 or 2.3% of total loans (excluding loans held for sale) at December 31, 2002.  The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

Other Operating Income

Other operating income was up 92% for the three-month period ended March 31, 2003 over the same period in 2002 from $1,020,000 to $1,963,000.  This increase was primarily due to gains on service charges, sales of loans, mortgage brokerage income, realized gains on available for sale securities and other miscellaneous income.  Mortgage brokerage income and gains on sales of loans accounted for most of the increase in other operating income due to the significant demand for mortgage and construction financing during the current low interest environment over the same period in 2002.  The increase in service charges on deposit accounts was due to an increase in overdraft charges and service charges on business analysis accounts.  The increase in realized gains on available for sale securities was due to the sale of a corporate bond that was previously written down due to a decline in value. The bank sold approximately $48,000,000 in residential mortgage loans during the first three months of 2003, as compared to $17,000,000 in 2002.  The increase in other miscellaneous income was due, for the most part, to a gain on other real estate owned of $47,000.

Other Operating Expense

Total other operating expense was up 21.4% for the three-month period ending March 31, 2003 over the same period in 2002 from $4,648,000 to $5,642,000.

The main reasons for the increase in other operating expense in the three-month period ending March 31, 2003 were a combination of the following:  increases in salaries and benefits, occupancy and equipment costs, data processing costs, advertising costs, and other miscellaneous expense.  The increase in salaries and benefits was due to increases in:  the number of employees needed for branch and department expansion; merit salary increases; payroll taxes; stock option compensation expense; worker’s compensation expense; group insurance; and increases in profit sharing and incentive compensation provisions due to increased profits and number of employees combined with increases in commissions for real estate loans.  The increase in occupancy and equipment was due to increased rent expense, furniture and equipment, and leasehold depreciation, utilities and computer hardware depreciation.  The increase in data processing costs was due to increased expenses associated with trust accounting, maintaining and monitoring the Bank’s data communications network, and Internet banking system.  The increase in advertising was due to increased marketing efforts for a new branch and department expansion as compared to the same period in 2002.  The increase in other miscellaneous expense was due to:  increased insurance costs; contributions; accounting and audit fees; miscellaneous loan and lease expense; and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment; which were partially offset by decreased subscriptions, stationary and supplies costs, broker fees, business travel costs, correspondent bank fees, postage costs, consulting fees, employee training costs and sundry losses.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	March 31, 2003	December 31, 2002

Undisbursed loan commitments	$138,375	126,692
Standby letters of credit	1,078	1,346

	$139,453	128,038

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

It is generally the Company’s policy to discontinue interest accruals once a loan is past due for a period of ninety days as to interest or principal payments.  When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income.  Payments received on non-accrual loans are applied against principal.  A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected.

Non-accrual loans amounted to $6,505,000 at March 31,2003 and were comprised of thirteen commercial loans, four agricultural loans and four installment loans.  At December 31, 2002, non-accrual loans amounted to $552,000 and were comprised of ten commercial loans, one agricultural loan and three installment loans.  At March 31, 2002, non-accrual loans amounted to $956,000 and were comprised of ten commercial loans and one installment loan.  The increase in non-accrual loans at March 31, 2003 over the balance at December 31, 2002 was due to five commercial loans and three agricultural loans being added to this category.  Nearly all of the increase in non-accrual loans can be attributed to relationships with two of the Bank’s business customers, consisting of 5 commercial loans and 3 agricultural loans.  The Company’s management believes that nearly $5,400,000 of such non-accrual loans are adequately collateralized and the Company would be reasonably likely to recover the outstanding principal and accrued but unpaid interest attributable to such non-accrual loans if the Company foreclosed on the collateral.  The Company is pursuing additional collateral to secure the remaining balance of such non-accrual loans.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

At March 31,2003, the Company had loans 90 days past due and still accruing totaling $363,000.  Such loans amounted to $8,000 at December 31, 2002 and $66,000 at March 31, 2002.

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

The following table summarizes the loan loss experience of the Company for the three months ended March 31, 2003 and 2002, and for the year ended December 31, 2002.

Analysis of the Allowance for Loan Losses
(Dollars in Thousands)

	March 31		December 31

	2003	2002	2002

Balance at Beginning of Period	$7,285	$6,926	$6,926
Provision for Loan Losses	670	—	521
Loans Charged-Off:
Commercial	(4)	(11)	(242)
Real Estate Mortgage	—	—	—
Installment Loans to Individuals	(22)	(22)	(87)

Total Charged-Off	(26)	(33)	(329)

Recoveries:
Commercial	51	32	64
Real Estate Mortgage	—	—	35
Installment Loans to Individuals	—	—	7

Total Recoveries	51	32	167

Net Recoveries (Charge-Offs)	25	(1)	(162)
Balance at End of Period	$7,980	$6,925	$7,285

Ratio of Net Recoveries (Charge-Offs)
To Average Loans Outstanding During the Period	0.01%	0.00%	(0.05)%
Allowance for Loan Losses
To Total Loans at the end of the Period	2.48%	2.55%	2.27%
To Nonperforming Loans at the end of the Period	116.19%	677.59%	1,300.89%

Deposits

Deposits are the Company’s primary source of funds.  At March 31, 2003, the Company had the following deposit mix:  of 20% in savings deposits, 26% in time deposits, 26% in interest-bearing checking accounts and 28% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2003 and December 31, 2002 are summarized as follows:

(Dollars in thousands)	March 31, 2003	December 31, 2002

Three months or less	$25,775	$30,429
Over three to twelve months	24,580	20,719
Over twelve months	2,284	1,517

Total	$52,639	$52,665

Liquidity and Capital Resources

To be able to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale).  This ratio was 79.2% on March 31, 2003.  In addition, on March 31, 2003, the Company had the following short term investments:  $24,360,000 in federal funds sold; $10,606,000 in securities due within one year; and $32,898,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000.

The Company approved a new stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date. The new stock repurchase program, which will remain in effect until April 30, 2004, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling 12-month period.  The Company repurchased 18,167 shares of the Company’s outstanding common stock during the first three months of 2003.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2003, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of March 31, 2003 (amounts in thousands except percentage amounts).

	Actual
			Well Capitalized Ratio Requirement	Minimum Capital
	Capital	Ratio

Leverage	40,477	8.2%	5.0%	4.0%
Tier 1 Risk-Based	40,477	10.5%	6.0%	4.0%
Total Risk-Based	45,331	11.8%	10.0%	8.0%

Return on Equity and Assets

	Three months ended March 31 2003	Three months ended March 31 2002	Year ended December 31 2002

Annualized return on average assets	1.28%	1.15%	1.25%
Annualized return on beginning core equity*	15.70%	12.81%	14.53%

* Core equity consists of $40,085,000.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2003, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.

CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2003, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures (as defined in Section 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8 - K.

(A)	Exhibits:

The following is a list of all exhibits furnished as part of this Quarterly Report on Form 10-Q.

	Exhibit Number	Exhibit

	99.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

	99.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(B)	Reports on Form 8-K:

	(1)	A report on Form 8-K was filed on January 30, 2003, to report under Item 5 the press release on the Company’s Fourth Quarter 2002 earnings and 6% Stock Dividend.

	(2)	A report on Form 8-K was filed on February 20, 2003, to report under Item 5 the press release on the Company’s 6% Stock Dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date: May 14, 2003	By	/s/ LOUISE A. WALKER

Louise A. Walker, Sr. Vice President / Chief Financial Officer

CERTIFICATION

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

Date: May 14, 2003

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

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Date: May 14, 2003

/s/ LOUISE A. WALKER

Louise A. Walker Senior Vice President and Chief Financial Officer