Form 10-Q
period 2003-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2003-08-14
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of August 11, 2003, there were 3,415,883 shares of Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$33,217	$31,188
Federal funds sold	21,215	15,715
Investment securities - available for sale	64,964	69,958
Loans, net of allowance for loan losses of $8,005 at June 30, 2003 and $7,285 at December 31, 2002	332,388	312,045
Loans held for sale	42,265	42,973
Premises and equipment, net	7,916	7,867
Accrued Interest receivable and other assets	15,846	15,475

TOTAL ASSETS	$517,811	$495,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$142,390	$127,313
Interest-bearing transaction deposits	51,570	53,945
Savings & MMDA’s	146,738	144,960
Time, under $100,000	62,308	63,358
Time, $100,000 and over	56,352	52,665

Total deposits	459,358	442,241
FHLB Advance	8,349	3,384
Accrued interest payable and other liabilities	4,254	6,154

TOTAL LIABILITIES	471,961	451,779

Stockholders’ equity
Common stock, no par value; 8,000,000 shares authorized; 3,422,423 shares issued and outstanding at June 30, 2003 and 3,237,786 shares issued and outstanding at December 31, 2002	28,249	24,174
Additional paid in capital	1,453	1,330
Retained earnings	12,978	14,581
Accumulated other comprehensive income	3,170	3,357

TOTAL STOCKHOLDERS’ EQUITY	45,850	43,442

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$517,811	$495,221

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002

Interest Income
Loans	$6,533	$5,673	$13,091	$10,956
Federal funds sold	32	94	61	224
Investment securities
Taxable	762	1,105	1,528	2,145
Non-taxable	178	238	368	508

Total interest income	7,505	7,110	15,048	13,833
Interest Expense
Deposits	691	1,019	1,430	2,182
Other borrowings	58	49	106	98

Total interest expense	749	1,068	1,536	2,280

Net interest income	6,756	6,042	13,512	11,553
Provision for loan losses	570	—	1,240	—

Net interest income after provision for loan losses	6,186	6,042	12,272	11,553

Other operating income
Service charges on deposit accounts	438	416	878	792
Gains on available for sale securities transactions	14	13	325	38
Gains on other real estate owned	11	—	58	—
Gains on sales of loans	894	184	1,519	394
Alternative investment income	39	46	71	152
ATM fees	98	56	141	108
Mortgage brokerage income	234	140	448	177
Loan servicing income	168	70	212	140
Other income	214	222	421	386

Total other operating income	2,110	1,147	4,073	2,167

Other operating expenses
Salaries and employee benefits	3,565	3,046	7,160	5,970
Occupancy and equipment	764	716	1,513	1,388
Data processing	259	200	497	324
Stationery and supplies	166	165	294	330
Advertising	135	91	209	147
Directors’ fees	27	26	56	53
Other	951	819	1,780	1,499

Total other operating expense	5,867	5,063	11,509	9,711

Income before income tax expense	2,429	2,126	4,836	4,009
Provision for income tax expense	846	734	1,680	1,357

Net income	$1,583	$1,392	$3,156	$2,652

Basic Income per share	$0.46	$0.40	$0.92	$0.75

Diluted Income per share	$0.45	$0.38	$0.90	$0.73

See notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(in thousands, except share amounts)

	Common Stock		Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Description	Shares	Amounts

Balance at December 31, 2002	3,237,786	$24,174		1,330	14,581	3,357	43,442
Comprehensive income:
Net income			$3,156		3,156		3,156

Other comprehensive income:
Unrealized holding losses arising during the current period, net of tax effect of $255			(382)
Reclassification adjustment due to gains realized net of tax effect of $130			195

Total other comprehensive income, net of tax effect of $125			(187)			(187)	(187)

Comprehensive income			$2,969

6% stock dividend	193,701	4,746			(4,746)		—
Cash in lieu of fractional shares					(13)		(13)
Common shares issued	23,730	133		123			256
Stock repurchase and retirement	(32,794)	(804)					(804)

Balance at June 30, 2003	3,422,423	$28,249		1,453	12,978	3,170	45,850

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2003	Six months ended June 30, 2002

Operating Activities
Net Income	$3,156	$2,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	630	558
Provision for loan losses	1,240	—
Gain on available for sale securities	(325)	(38)
Gain on sale of loans	(1,519)	(394)
Gain on sale of OREO	(58)	—
Proceeds from sales of loans held-for-sale	93,717	48,924
Originations of loans held-for-sale	(91,490)	(47,086)
(Increase) decrease in accrued interest receivable and other assets	(313)	289
(Decrease) increase in accrued interest payable and other liabilities	(1,777)	800

Net cash provided by operating activities	3,261	5,705
Investing Activities
Net decrease in investment securities	5,132	8,922
Net increase in loans	(21,583)	(29,335)
Purchases of premises and equipment, net	(679)	(972)

Net cash used in investing activities	(17,130)	(21,385)
Financing Activities
Net increase in deposits	17,117	9,565
Net increase in FHLB advances	4,965	—
Cash dividends paid	(13)	(13)
Stock Options Exercised	133	427
Repurchase of stock	(804)	(4,007)

Net cash provided by financing activities	21,398	5,972

Net increase (decrease) in cash and cash equivalents	7,529	(9,708)
Cash and cash equivalents at beginning of period	46,903	54,320

Cash and cash equivalents at end of period	$54,432	$44,612

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,604	$2,447
Income Taxes	$3,555	$990
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans held for sale to loans held to maturity	$—	$10,133
Stock plan accruals	$123	$—
Stock dividend distributed	$4,746	$5,356

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and December 31, 2002

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in First Northern Community Bancorp’s (the “Company”) Annual Report to shareholders and Form 10-K for the year ended December 31, 2002.  All material intercompany balances and transactions have been eliminated in consolidation.

2.	LOANS

Effective March 29, 2002 and June 26, 2002 First Northern Bank of Dixon (the “Bank”) transferred $6,618,000 and $3,515,000 from their loans held for sale portfolio to the loans held to maturity portfolio. There were no transfers from the Bank’s loans held for sale portfolio to its loans held to maturity portfolio in the first half of 2003.

3.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses.  The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral.  Changes in the allowance for loan losses during the six-month periods ended June 30, 2003 and 2002 and for the year ended December 31, 2002 were as follows (in thousands):

	Six months ended June 30,		Year ended December 31, 2002

	2003	2002

Balance, beginning of period	$7,285	$6,926	$6,926
Provision for loan losses	1,240	—	521
Loan charge-offs	(596)	(42)	(329)
Loan recoveries	76	79	167

Balance, end of period	$8,005	$6,963	$7,285

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 23, 2003, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2003 to shareholders of record as of February 28, 2003.  Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS incorporates the dilutive effect of common stock options outstanding on an average basis during the period.  There were no antidilutive options held at the three-month and six-month periods ended June 30, 2003 and 2002.

The following table presents basic and diluted EPS for the three-month and six-month periods ended June 30, 2003 and 2002 (amounts in thousands, except share and earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Basic earnings per share:
Net income	$1,583	$1,392	$3,156	$2,652

Denominator:
Weighted average common shares outstanding	3,420,975	3,489,666	3,423,839	3,529,448

Basic EPS	$0.46	$0.40	$0.92	$0.75

Diluted earnings per share:
Net income	$1,583	$1,392	$3,156	$2,652

Denominator:
Weighted average common shares outstanding	3,420,975	3,489,666	3,423,839	3,529,448
Incremental shares due to dilutive stock options	99,628	128,081	98,139	127,545

Adjusted weighted average common shares outstanding	3,520,603	3,617,747	3,521,978	3,656,993

Diluted EPS	$0.45	$0.38	$0.90	$0.73

5.	STOCK OPTION PLAN

During the first quarter of fiscal 2003, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year.  Under the prospective method of adoption selected by the Company, stock-based employee compensation recognized for all stock options granted after January 1, 2003 is based on the fair value recognition provisions of Statement 123.  For stock options issued prior to January 1, 2003, the Company is using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income, as reported	$1,583	1,392	3,156	2,652
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$17	—	74	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(73)	(74)	(156)	(159)

Pro forma net income	$1,527	1,318	3,074	2,493

Earnings per share:
Basic-as reported	$0.46	$0.40	$0.92	$0.75

Basic-pro forma	$0.45	$0.38	$0.90	$0.71

Diluted-as reported	$0.45	$0.38	$0.90	$0.73

Diluted-pro forma	$0.43	$0.36	$0.87	$0.68

6.	NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  This Interpretation addresses consolidation by business enterprises of variable interest entities, which have at least one of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or 2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, b) the obligation to absorb the expected losses of the entity if they occur, or c) the right to receive the expected residual returns of the entity if they occur. This Interpretation is effective on July 1, 2003 and requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved.  Adoption of this Interpretation did not have a material effect on the financial condition or operating results of the Company.

FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  Statement 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities.  Statement No. 149 amends Statement 133 for decisions made (1), as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative.  This Statement is effective on July 1, 2003.  This Statement requires contracts with comparable characteristics be accounted for similarly. The Company does not have any derivative instruments; therefore this Statement did not have a material effect on the financial condition or operating results of the Company.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement establishes standards for issuer classifications and measurements of certain financial instruments with characteristics of both debt and equity.  This Statement is effective on July 1, 2003.  This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The Company does not have any financial instruments with characteristics of both liabilities and equity; therefore this Statement did not have a material effect on the financial condition or operating results of the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used, and includes assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions; (ii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (v) changes in federal and state banking or other laws and regulations; and (vi) other external developments which could materially impact the Company’s operational and financial performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.  For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three-month and six-month periods ended June 30, 2003 and 2002 and should be read in conjunction with the Company’s consolidated 2002 financial statements and the notes thereto, along with other financial information included in this document.

SUMMARY

The Company recorded net income of $3,156,000 for the six-month period ended June 30, 2003, representing an increase of $504,000 or 19.0% over net income of $2,652,000 for the same period in 2002 and had net income of $1,583,000 for the three-month period ended June 30, 2003, representing an increase of $191,000 or 13.7% over net income of $1,392,000 for the same period in 2002.

The increase in net income over the six-month period ended June 30, 2003 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income which was partially offset by an increase in provision for loan losses and increases in other operating expenses.

The increase in net income over the three-month period ended June 30, 2003 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income which was partially offset by an increase in provision for loan losses and increases in other operating expenses.

On January 23, 2003, the Board of Directors of the Company declared a 6% stock dividend payable on March 31, 2003 to shareholders of record as of February 28, 2003.  Earnings per share and share amounts for all periods presented, other than the number of shares of the Company’s common stock repurchased during the six-month period ended June 30, 2003, have been adjusted to reflect the effect of the stock dividend.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheet showed a $2,029,000 increase in cash and due from banks, a $5,500,000 increase in federal funds sold, a $4,994,000 decrease in investment securities, a $20,343,000 increase in loans, a $708,000 decrease in loans held for sale, a $49,000 increase in premises and equipment, and a $371,000 increase in accrued interest receivable and other assets from December 31, 2002 to June 30, 2003.   The increase in cash and due from banks was due to an increase in items in process of collection.  The increase in federal funds sold was due to an increase in deposits and a federal home loan advance, which was partially offset by a reduction in investment securities from sales, maturities and calls.  The proceeds from the sale of investment securities were temporarily used to increase federal funds.  The increase in loans was due to an increase in financed equipment leases, consumer loans, home equity lines of credit, and small business administration real estate loans, which was partially offset by a decrease in real estate and real estate commercial and construction financing.  The fluctuations were due to the demand for certain loan products by the Bank’s borrowers.  The decrease in loans held for sale was in real estate loans and was due, for the most part, to an increase in the sale of loans. The bank sold approximately $94,000,000 in residential mortgage loans during the first six months of 2003, which was offset by approximately $92,000,000 in loan originations during this period.  The increase in premises and equipment was due to leasehold improvements associated with the opening of a new branch.  The increase in accrued interest receivable and other assets was due to an increase in computer software, amortized costs on leases, mortgage servicing asset, income taxes receivable, prepaid expenses, and increases in cash surrender value of bank-owned life insurance, which was partially offset by decreased securities interest receivables and a decrease in loan interest receivables.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheet showed an increase in total deposits of $17,117,000 compared to year-end 2002 deposit totals.  The increase in deposits was due to higher demand, savings and money market, and time deposit totals combined with lower interest-bearing transaction deposit totals. The fluctuations were due to cyclical changes in deposit requirements of the Bank’s depositors.  Federal home loan bank advance (“FHLB advance”) increased $4,965,000 compared to year-end 2002, due to an additional advance.  Other liabilities decreased $1,900,000 from December 31, 2002 to June 30, 2003.  The decrease in other liabilities was due to decreased income taxes payable, accrued profit sharing, and incentive compensation expenses, which were partially offset by increases in accrued retirement expense and deferred compensation expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The reduction in general market rates reduced the Company’s yields on earning assets.  The Federal Open Market Committee lowered the federal funds rate by 75 basis points during the twelve-month period ended June 30, 2003.

Interest income on loans for the six-month period ended June 30, 2003 is up 19.5% over the same period for 2002, from $10,956,000 to $13,091,000 and is up 15.2% for the three-month period ended June 30, 2003 over the same period for 2002, from $5,673,000 to $6,533,000.  The increase over the six-month period ended June 30, 2003 as compared to the same period a year ago, was primarily due to an increase in average loans which was partially offset by a 64 basis point decrease in loan yields. The increase over the three-month period ended June 30, 2003 as compared to the same period a year ago, was primarily due to an increase in average loans which was partially offset by an 84 basis point decrease in loan yields.

Interest income on investment securities for the six-month period ended June 30, 2003 is down 28.5% over the same period for 2002, from $2,653,000 to $1,896,000 and is down 30.0% for the three-month period ended June 30, 2003 over the same period for 2002, from $1,343,000 to $940,000.  The decrease over the six-month period ended June 30, 2003 as compared to the same period a year ago, was primarily due to a decrease in average securities combined with an 18 basis point decrease in securities yields. The decrease over the three-month period ended June 30, 2003 as compared to the same period a year ago, was primarily due to a decrease in average securities combined with a 36 basis point decrease in securities yields.

Interest income on federal funds sold for the six-month period ended June 30, 2003 is down 72.8% over the same period for 2002 from $224,000 to $61,000 and is down 66.0% for the three-month period ended June 30, 2003 over the same period in 2002 from $94,000 to $32,000.  The decrease in federal funds income over the six-month period ended June 30, 2003 was primarily due to a decrease in average federal funds sold combined with a 51 basis point decrease in federal funds rates.  The decrease in federal funds income over the three-month period ended June 30, 2003 was primarily due to a decrease in average federal funds sold combined with a 52 basis point decrease in federal funds rates.  The changes in average federal funds sold are the result of the usual seasonality of transaction deposit accounts.

Interest Expense

The reduction in general market rates reduced the Company’s cost of funds.  The Federal Open Market Committee lowered the federal funds rate by more than 75 basis points during the twelve-month period ended June 30, 2003.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2003 is down 32.6% over the same period for 2002 from $2,280,000 to $1,536,000 and is down 29.9% for the three-month period ended June 30, 2003 over the same period in 2002 from $1,068,000 to $749,000.  The decrease in interest expense over the six-month period ended June 30, 2003 was primarily due to a 61 basis point decrease in deposit rates, which was partially offset by increased average interest bearing deposits.  The decrease in interest expense over the three-month period ended June 30, 2003 was primarily due to a 53 basis point decrease in deposit rates, which was partially offset by increased average interest bearing deposits.

Provision for Loan Losses

There was a provision for loan losses of $1,240,000 for the six-month period ended June 30, 2003 compared to no provision for the same period in 2002.  The increase in the provision was due to an increase in average loans and an increase in classified loans, non-accrual loans and net charge-offs.  The June 30, 2003 allowance for loan losses of approximately $8,005,000 is 2.3% of total loans (excluding loans held for sale) compared to $7,285,000 or 2.3% of total loans (excluding loans held for sale) at December 31, 2002.  The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

Other Operating Income

Other operating income was up 88.0% for the six-month period ended June 30, 2003 over the same period in 2002 from $2,167,000 to $4,073,000.  This increase was primarily due to gains on sales of loans; mortgage brokerage income; and realized gains on available for sale securities.  Gains on sales of loans accounted for most of the increase in other operating income during the six-month period ended June 30, 2003, and this was primarily due to the significant increase in mortgage financing and refinancing activity during the current low interest environment compared to the same period in 2002.  The bank sold approximately $94,000,000 in residential mortgage loans during the first six months of 2003 compared to $49,000,000 in 2002.  The increase in mortgage brokerage income was due to higher brokerage volume in 2003 compared to 2002.  The increase in gains/losses on available for sale securities was due to gains on sales in 2003 compared to lower sales combined with an other than temporary decline in value of a corporate bond and realized losses on sales in 2002.

Other operating income was up 84% for the three-month period ended June 30, 2003 over the same period in 2002 from $1,147,000 to $2,110,000.  This increase was primarily due to gains on sales of loans, mortgage brokerage income, and loan servicing income.  Gains on sales of loans and mortgage brokerage income accounted for most of the increase in other operating income during the three-month period ended June 30, 2003, due to the significant demand for mortgage financing and refinancing activity during the current low interest environment compared to the same period in 2002. The bank sold approximately $46,000,000 in residential mortgage loans during the three-month period ended June 30, 2003, as compared to $23,000,000 in 2002.  The increase in loan servicing income was due to the recording of a mortgage-servicing asset in the amount of $134,000.

Other Operating Expense

Total other operating expense was up 18.5% for the six-month period ended June 30, 2003 over the same period in 2002 from $9,711,000 to $11,509,000.

The main reasons for the increase in other operating expense in the six-month period ended June 30, 2003 were a combination of the following:  increases in salaries and benefits, occupancy and equipment costs, data processing costs, advertising costs, and other miscellaneous expense.  The increase in salaries and benefits was due to increases in:  the number of employees needed for branch and department expansion; merit salaries; payroll taxes; stock option compensation expense; worker’s compensation expense; group insurance; and profit sharing and incentive compensation provisions due to increased profits and number of employees combined with increases in commissions for real estate loans.  The increase in occupancy and equipment costs was due to increased rent expense, furniture and equipment, and leasehold depreciation, utilities and computer hardware depreciation.  The increase in data processing costs was due to increased expenses associated with trust accounting, maintaining and monitoring the Bank’s data communications network, and Internet banking system.  The increase in advertising costs was due to increased marketing efforts for a new branch and department expansion as compared to the same period in 2002.  The increase in other miscellaneous expense was due to increased:  insurance costs; contributions; accounting and audit fees; miscellaneous loan and lease expense; and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment; which were partially offset by decreased subscriptions, stationary and supplies costs, broker fees, business travel costs, correspondent bank fees, postage costs, consulting fees, employee training costs and sundry losses.

Total other operating expense was up 15.9% for the three-month period ended June 30, 2003 over the same period in 2002 from $5,063,000 to $5,867,000.

The main reasons for the increase in other operating expense in the three-month period ended June 30, 2003 were a combination of the following:  increases in salaries and benefits, occupancy and equipment costs, advertising costs, and other miscellaneous expense.  The increase in salaries and benefits was due to increases in:  the number of employees needed for branch and department expansion; merit salaries; payroll taxes; stock option compensation expense; worker’s compensation expense; group insurance; and profit sharing provisions due to increased profits and number of employees combined with increases in commissions for real estate loans, which was partially offset by a decrease in incentive compensation provisions.  The increase in occupancy and equipment costs was due to increased rent expense, furniture and equipment, and leasehold depreciation, utilities and computer hardware depreciation.  The increase in advertising costs was due to increased marketing efforts for a new branch and department expansion as compared to the same period in 2002.  The increase in other miscellaneous expense was due to:  increased insurance costs; contributions; consulting fees; miscellaneous loan and lease expense; broker fees; correspondent bank fees; and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment; which were partially offset by decreased subscriptions, stationary and supplies costs, business travel costs, postage costs, employee training costs and sundry losses.

Income Taxes

The Company’s tax rate, the Company’s earnings before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the provision for income taxes.  In the six months ended June 30, 2003, taxes increased $323,000 to $1,680,000 from $1,357,000 for the same period in 2002.  The Bank’s effective tax rate for the six months ended June 30, 2003 was 34.7%, compared to 33.8% for the same period in 2002.  The increase in the effective tax rate was due to lower nontaxable municipal bond income in the six months ended June 30, 2003 compared to the same period in 2002, which was partially offset by an investment in an affordable housing tax credit.  Nontaxable municipal bond income was $368,000 and $508,000 for the six months ended June 30, 2003 and 2002, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	June 30, 2003	December 31, 2002

Undisbursed loan commitments	$133,090	126,692
Standby letters of credit	900	1,346

	$133,990	128,038

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

Non-accrual loans amounted to $8,814,000 at June 30, 2003 and were comprised of twelve commercial loans, ten agricultural loans and five installment loans.  At December 31, 2002, non-accrual loans amounted to $552,000 and were comprised of ten commercial loans, one agricultural loan and three installment loans.  At June 30, 2002, non-accrual loans amounted to $993,000 and were comprised of twelve commercial loans and one installment loan.  The increase in non-accrual loans at June 30, 2003 over the balance at December 31, 2002 was due to five commercial loans, nine agricultural and two installment loans being added to this category.  Nearly all of the increase in non-accrual loans can be attributed to relationships with three of the Bank’s business customers, consisting of 5 commercial loans and 9 agricultural loans. Management believes that a significant portion of these loans are in the process of collection and will be paid off and/or put back on accrual status during the next quarter.  These loans did not require a significant increase in loan loss reserves because they were adequately collateralized. The Company’s management believes that nearly $7,773,000 of the non-accrual loans are adequately collateralized and the Company would be reasonably likely to recover the outstanding principal and accrued but unpaid interest attributable to such non-accrual loans if the Company foreclosed on the collateral.  The Company is pursuing additional collateral to secure the remaining balance of such non-accrual loans. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

At June 30, 2003, the Company had no loans 90 days past due and still accruing.  Such loans amounted to $8,000 at December 31, 2002 and $23,000 at June 30, 2002.

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

The following table summarizes the loan loss experience of the Company for the six-month period ended June 30, 2003 and 2002, and for the year ended December 31, 2002.

Analysis of the Allowance for Loan Losses
(Dollars in Thousands)

	June 30		December 31

	2003	2002	2002

Balance at Beginning of Period	$7,285	$6,926	$6,926
Provision for Loan Losses	1,240	—	521
Loans Charged-Off:
Commercial	(569)	(11)	(242)
Real Estate Mortgage	—	—	—
Installment Loans to Individuals	(27)	(31)	(87)

Total Charged-Off	(596)	(42)	(329)

Recoveries:
Commercial	67	75	64
Real Estate Mortgage	—	—	35
Installment Loans to Individuals	9	4	7

Total Recoveries	76	79	167

Net (Charge-Offs) Recoveries	(520)	37	(162)
Balance at End of Period	$8,005	$6,963	$7,285

Ratio of Net (Charge-Offs) Recoveries
To Average Loans Outstanding During the Period	(0.16)%	0.01%	(0.05)%
Allowance for Loan Losses
To Total Loans at the end of the Period	2.34%	2.38%	2.27%
To Nonperforming Loans at the end of the Period	90.82%	685.33%	1,300.89%

Deposits

Deposits are the Company’s primary source of funds.  At June 30, 2003, the Company had the following deposit mix:  of 14% in savings deposits, 26% in time deposits, 29% in interest-bearing checking accounts and 31% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2003 and December 31, 2002 are summarized as follows:

(Dollars in thousands)	June 30, 2003	December 31, 2002

Three months or less	$31,794	$30,429
Over three to twelve months	20,232	20,719
Over twelve months	4,326	1,517

Total	$56,352	$52,665

Liquidity and Capital Resources

To be able to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale).  This ratio was 81.6% on June 30, 2003.  In addition, on June 30, 2003, the Company had the following short term investments:  $21,215,000 in federal funds sold; $11,283,000 in securities due within one year; and $30,972,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000.

The Company approved a new stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date. The new stock repurchase program, which will remain in effect until April 30, 2004, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  The Company repurchased 32,794 shares of the Company’s outstanding common stock during the six-month period ended June 30, 2003.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2003, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of June 30, 2003 (amounts in thousands except percentage amounts).

	Actual		Well Capitalized Ratio Requirement	Minimum Capital

	Capital	Ratio

Leverage	$42,071	8.3%	5.0%	4.0%
Tier 1 Risk-Based	42,071	10.3%	6.0%	4.0%
Total Risk-Based	47,207	11.5%	10.0%	8.0%

Return on Equity and Assets

	Six months ended June 30 2003	Six months ended June 30 2002	Year ended December 31 2002

Annualized return on average assets	1.26%	1.20%	1.25%
Annualized return on beginning core equity*	15.75%	13.48%	14.53%

* Core equity consisted of $40,085,000 at December 31, 2002.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2003, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2003, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls. Such officers have also concluded that there were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting of shareholders (the “Annual Meeting”) on April 25, 2003.

(b)

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Exchange Act.  There was no solicitation in opposition to management’s nominees for directors as listed in the Company’s proxy statement for the Annual Meeting, and all of such nominees were elected.

(c)	The vote for the nominated directors was as follows:

Nominee	For	Withheld

Lori J. Aldrete	2,328,190	24,670
Frank J. Andrews, Jr.	2,312,007	40,853
John M. Carbahal	2,347,217	5,643
Gregory DuPratt	2,346,771	6,089
John F. Hamel	2,308,235	44,625
Diane P. Hamlyn	2,328,025	24,835
Foy S. McNaughton	2,328,190	24,670
Owen J. Onsum	2,342,565	10,295
David W. Schulze	2,346,795	6,065

The vote for ratifying the appointment of KPMG LLP as the Company’s independent auditors was as follows:

For	2,297,672
Against	19,614
Abstain	35,574
Broker Non-Vote	-0	-

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8 - K.

(A)	Exhibits:

Exhibit Number	Exhibit

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(B)	Reports on Form 8-K:

	(1)	A report on Form 8-K was filed on May 5, 2003, to report under Item 9 the press release on the Company’s First Quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date: August 14, 2003	By	/s/ LOUISE A. WALKER

Louise A. Walker, Sr. Vice President / Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)