Form 10-Q
period 2003-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2003-11-13
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of November 12, 2003, there were 3,397,728 shares of Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$36,003	$31,188
Federal funds sold	58,365	15,715
Investment securities - available for sale	57,767	69,958
Loans, net of allowance for loan losses of $8,330 at September 30, 2003 and $7,285 at December 31, 2002	339,685	312,045
Loans held for sale	17,849	42,973
Premises and equipment, net	7,762	7,867
Accrued Interest receivable and other assets	16,405	15,475

TOTAL ASSETS	$533,836	$495,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$140,312	$127,313
Interest-bearing transaction deposits	56,359	53,945
Savings & MMDA’s	157,278	144,960
Time, under $100,000	61,030	63,358
Time, $100,000 and over	60,389	52,665

Total deposits	475,368	442,241
FHLB Advance	8,331	3,384
Accrued interest payable and other liabilities	3,681	6,154

TOTAL LIABILITIES	487,380	451,779

Stockholders’ equity
Common stock, no par value; 8,000,000 shares authorized; 3,410,782 shares issued and outstanding at September 30, 2003 and 3,237,786 shares issued and outstanding at December 31, 2002	27,965	24,174
Additional paid in capital	1,482	1,330
Retained earnings	14,562	14,581
Accumulated other comprehensive income	2,447	3,357

TOTAL STOCKHOLDERS’ EQUITY	46,456	43,442

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$533,836	$495,221

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Interest Income
Loans	$6,981	$6,174	$20,072	$17,131
Federal funds sold	68	83	129	307
Investment securities
Taxable	678	925	2,206	3,070
Non-taxable	163	222	531	730

Total interest income	7,890	7,404	22,938	21,238
Interest Expense
Deposits	713	979	2,143	3,162
Other borrowings	69	50	175	148

Total interest expense	782	1,029	2,318	3,310

Net interest income	7,108	6,375	20,620	17,928
Provision for loan losses	320	270	1,560	270

Net interest income after provision for loan losses	6,788	6,105	19,060	17,658

Other operating income
Service charges on deposit accounts	465	431	1,343	1,223
Gains on available for sale securities transactions	57	392	382	430
Gains on other real estate owned	—	—	58	—
Gains/losses on sales of loans	(19)	157	1,500	550
Alternative investment income	33	45	104	197
ATM fees	80	57	221	165
Mortgage brokerage income	165	190	613	368
Loan servicing income	448	65	660	205
Other income	221	196	642	562

Total other operating income	1,450	1,533	5,523	3,700

Other operating expenses
Salaries and employee benefits	3,551	3,302	10,711	9,281
Occupancy and equipment	793	713	2,206	2,101
Data processing	241	221	738	545
Stationery and supplies	109	112	403	443
Advertising	94	83	303	230
Directors’ fees	27	28	83	81
Other	983	860	2,763	2,349

Total other operating expense	5,798	5,319	17,307	15,030

Income before income tax expense	2,440	2,319	7,276	6,328
Provision for income tax expense	856	755	2,536	2,112

Net income	$1,584	$1,564	$4,740	$4,216

Basic Income per share	$0.46	$0.45	$1.39	$1.20

Diluted Income per share	$0.45	$0.44	$1.35	$1.16

See notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands, except share amounts)

Description	Common Stock		Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amounts
Balance at December 31, 2002	3,237,786	$24,174		$1,330	$14,581	$3,357	$43,442

Comprehensive income:
Net income			$4,740		4,740		4,740

Other comprehensive income:
Unrealized holding losses arising during the current period, net of tax effect of $759			(1,139)
Reclassification adjustment due to gains realized net of tax effect of $153			229

Total other comprehensive income, net of tax effect of $607			(910)			(910)	(910)

Comprehensive income			$3,830

6% stock dividend	193,701	4,746			(4,746)		—
Cash in lieu of fractional shares					(13)		(13)
Common shares issued	23,730	133		152			285
Stock repurchase and retirement	(44,435)	(1,088)					(1,088)

Balance at September 30, 2003	3,410,782	$27,965		$1,482	$14,562	$2,447	$46,456

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Operating Activities
Net Income	$4,740	$4,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	940	854
Provision for loan losses	1,560	270
Gain on available for sale securities	(382)	(430)
Gain on sale of loans	(1,500)	(550)
Gain on sale of OREO	(58)	—
Proceeds from sales of loans held-for-sale	167,867	65,689
Originations of loans held-for-sale	(141,243)	(72,284)
Increase in accrued interest receivable and other assets	(872)	(1,796)
(Decrease) increase in accrued interest payable and other liabilities	(2,321)	2,097

Net cash provided by (used in) operating activities	28,731	(1,934)

Investing Activities
Net decrease in investment securities	11,663	24,388
Net increase in loans	(29,200)	(54,065)
Purchases of premises and equipment, net	(835)	(1,534)

Net cash used in investing activities	(18,372)	(21,385)

Financing Activities
Net increase in deposits	33,127	30,884
Net increase in FHLB advances	4,947	—
Cash dividends paid	(13)	(13)
Stock Options Exercised	133	498
Repurchase of stock	(1,088)	(5,594)

Net cash provided by financing activities	37,106	25,775

Net increase (decrease) in cash and cash equivalents	47,465	(7,370)
Cash and cash equivalents at beginning of period	46,903	54,320

Cash and cash equivalents at end of period	$94,368	$46,950

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,389	$3,489
Income Taxes	$4,284	$2,046

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans held for sale to loans held to maturity	$1,717	$14,395
Stock plan accruals	$152	$—
Stock dividend distributed	$4,746	$5,356

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and December 31, 2002

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the First Northern Community Bancorp (the “Company”) Annual Report to shareholders and Form 10-K for the year ended December 31, 2002. All material intercompany balances and transactions have been eliminated in consolidation.

2.	LOANS

Effective March 29, 2002, June 26, 2002 and September 10, 2002 First Northern Bank of Dixon (the “Bank”) transferred $6,618,000, $3,515,000 and $4,262,000 from its loans held for sale portfolio to its loans held to maturity portfolio. In September 2003, the Bank transferred $1,717,000 from its loans held for sale portfolio to its loans held to maturity portfolio.

3.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the nine-month periods ended September 30, 2003 and 2002 and for the year ended December 31, 2002 were as follows (in thousands):

	Nine months ended September 30,		Year ended December 31, 2002
	2003	2002
Balance, beginning of period	$7,285	$6,926	$6,926
Provision for loan losses	1,560	270	521
Loan charge-offs	(622)	(71)	(329)
Loan recoveries	107	117	167

Balance, end of period	$8,330	$7,242	$7,285

4.	MORTGAGE OPERATIONS

Transfers and servicing of financial assets and extinguishments of liabilities are accounted for and reported based on consistent application of a financial-components approach that focuses on control. Transfers of financial assets that are sales are distinguished from transfers that are secured borrowings. Retained interests (mortgage servicing rights) in loans sold are measured by allocating the previous carrying amount of the transferred assets between the loans sold and retained interest, if any, based on their relative fair value at the date of transfer. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during nine months ended September 30, 2003 for cash proceeds equal to the fair value of the loans.

The recorded value of mortgage servicing rights is included in other assets, and is amortized in proportion to, and over the period of, estimated net servicing revenues. The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Impairment, if any, is recognized through a valuation allowance for each individual stratum.

At September 30, 2003, the Company had $17,849,000 mortgage loans held for sale. At September 30, 2003 and December 31, 2002, the Company serviced real estate mortgage loans for others of $92,800,000 and $67,775,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2003 and December 31, 2002.

(Dollars in thousands)	December 31, 2002	Additions	Reductions	September 30, 2003
Mortgage servicing rights	$—	$541	$—	$541
Valuation allowance	—	$—	—	—
Mortgage servicing rights, net of valuation allowance	$—	$541	$—	$541

5.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 23, 2003, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2003 to shareholders of record as of February 28, 2003. Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock options outstanding on an average basis during the period. There were 50,350 antidilutive options held at the three-month and nine-month periods ended September 30, 2003 and 2002.

The following table presents basic and diluted EPS for the three-month and nine-month periods ended September 30, 2003 and 2002 (amounts in thousands, except share and earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic earnings per share:
Net income	$1,584	$1,564	$4,740	$4,216

Denominator:
Weighted average common shares outstanding	3,415,324	3,461,280	3,421,001	3,506,725

Basic EPS	$0.46	$0.45	$1.39	$1.20

Diluted earnings per share:
Net income	$1,584	$1,564	$4,740	$4,216

Denominator:
Weighted average common shares outstanding	3,415,324	3,461,280	3,421,001	3,506,725
Incremental shares due to dilutive stock options	98,917	113,616	98,379	120,329

Adjusted weighted average common shares outstanding	3,514,241	3,574,896	3,519,380	3,627,054

Diluted EPS	$0.45	$0.44	$1.35	$1.16

6.	STOCK OPTION PLAN

During the first quarter of fiscal 2003, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No.148, Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the prospective method of adoption selected by the Company, stock-based employee compensation recognized for all stock options granted after January 1, 2003 is based on the fair value recognition provisions of Statement 123. For stock options issued prior to January 1, 2003, the Company is using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except earning per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$1,584	1,564	4,740	4,216

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$17	—	91	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(73)	(74)	(201)	(203)

Pro forma net income	$1,527	1,490	4,630	4,013

Earnings per share:
Basic-as reported	$0.46	$0.45	$1.39	$1.20

Basic-pro forma	$0.45	$0.43	$1.35	$1.14

Diluted-as reported	$0.45	$0.44	$1.35	$1.16

Diluted-pro forma	$0.43	$0.42	$1.32	$1.11

7.	NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have at least one of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or 2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, b) the obligation to absorb the expected losses of the entity if they occur, or c) the right to receive the expected residual returns of the entity if they occur. This interpretation requires variable interest entities created prior to February 1, 2003 to be consolidated if those entities do not effectively disburse risks among parties involved, however, its effective date was postponed from June 30, 2003 to December 31, 2003. The FASB will be proposing modifications to the Interpretation by December 31, 2003. The Bank’s equity investment in a partnership which owns low-income affordable housing projects that generate tax benefits in the form of Federal and state housing tax credits may be considered a variable interest entity; therefore; the Company will be assessing the impact, if any, the proposed modifications will have on the financial condition or operating results of the Company.

FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Statement No. 149 amends Statement 133 for decisions made (1), as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement was effective on July 1, 2003. This Statement requires contracts with comparable characteristics be accounted for similarly. The Company does not have any derivative instruments; therefore, this Statement did not have a material effect on the financial condition or operating results of the Company.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for issuer classifications and measurements of certain financial instruments with characteristics of both debt and equity. This Statement was effective on July 1, 2003. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not have any financial instruments with characteristics of both liabilities and equity; therefore, this Statement did not have a material effect on the financial condition or operating results of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used, and includes assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the recent budgetary crisis, gubernatorial recall and continuing fiscal difficulties on the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (v) changes in federal and state banking or other laws and regulations; and (vi) other external developments which could materially impact the Company’s operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three-month and nine-month periods ended September 30, 2003 and 2002 and should be read in conjunction with the Company’s consolidated 2002 financial statements and the notes thereto contained in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2002, along with other financial information included in this document.

SUMMARY

The Company recorded net income of $4,740,000 for the nine-month period ended September 30, 2003, representing an increase of $524,000 or 12.4% over net income of $4,216,000 for the same period in 2002 and had net income of $1,584,000 for the three-month period ended September 30, 2003, representing an increase of $20,000 or 1.3% over net income of $1,564,000 for the same period in 2002.

The increase in net income over the nine-month period ended September 30, 2003 as compared to the same period a year ago, resulted primarily from an increase in net interest income and other operating income which was partially offset by an increase in provision for loan losses and increases in other operating expenses.

The increase in net income over the three-month period ended September 30, 2003 as compared to the same period a year ago, resulted primarily from an increase in net interest income which was partially offset by an increase in provision for loan losses, increases in other operating expenses and a reduction in other operating income.

On January 23, 2003, the Board of Directors of the Company declared a 6% stock dividend payable on March 31, 2003 to shareholders of record as of February 28, 2003. Earnings per share and share amounts for all periods presented, other than the number of shares of the Company’s common stock repurchased during the nine-month period ended September 30, 2003, have been adjusted to reflect the effect of the stock dividend.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $4,815,000 increase in cash and due from banks, a $42,650,000 increase in federal funds sold, a $12,191,000 decrease in investment securities available for sale, a $27,640,000 increase in loans, a $25,124,000 decrease in loans held for sale, a $105,000 decrease in premises and equipment, and a $930,000 increase in accrued interest receivable and other assets from December 31, 2002 to September 30, 2003. The increase in cash and due from banks was due to an increase in cash and items in process of collection. The increase in federal funds sold was due to an increase in deposits and a reduction in loans held for sale caused by real estate loan sales and a reduction in investment securities from sales, maturities and calls. The proceeds from the sale of loans and investment securities were temporarily used to increase federal funds. The increase in loans was due to an increase in financed and equipment leases, real estate commercial, construction, agricultural, commercial and industrial, and small business administration real estate loans, and home equity lines of credit, which was partially offset by a decrease in consumer and real estate financing. The fluctuations were due to the demand for certain loan products by the Bank’s borrowers. The decrease in loans held for sale was due, for the most part, to an increase in the sale of real estate loans. The bank sold approximately $168,000,000 in residential mortgage loans during the first nine months of 2003, which was offset by approximately $141,000,000 in loan originations during this period. The increase in accrued interest receivable and other assets was due to increases in computer software, amortized costs on leases, mortgage servicing asset, income taxes receivable, and increases in the cash surrender value of bank-owned life insurance, which was partially offset by decreased securities interest receivables, a decrease in prepaid expenses, a decrease in loan interest receivables, and an increase in housing tax credit amortization.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed an increase in total deposits of $33,127,000 compared to year-end 2002 deposit totals. The increase in deposits was due to higher demand, interest-bearing transaction, savings and money market, and time deposit totals. The fluctuations were due to cyclical changes in deposit requirements of the Bank’s depositors. Federal home loan bank advances (“FHLB advances”) increased $4,947,000 compared to year-end 2002, due to an additional advance. Other liabilities decreased $2,473,000 from December 31, 2002 to September 30, 2003. The decrease in other liabilities was due to decreased income taxes payable, accrued interest expense, accrued profit sharing retirement expense, treasury tax and loan note payable, and incentive compensation expenses, which were partially offset by increases in accrued retirement expense and deferred compensation expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The reduction in general market rates reduced the Company’s yields on earning assets. The Federal Open Market Committee lowered the federal funds rate by 25 basis points during the twelve-month period ended September 30, 2003.

Interest income on loans for the nine-month period ended September 30, 2003 was up 17.17% over the same period for 2002, from $17,131,000 to $20,072,000 and was up 13.07% for the three-month period ended September 30, 2003 over the same period for 2002, from $6,174,000 to $6,981,000. The increase over the nine-month period ended September 30, 2003 as compared to the same period a year ago, was primarily due to an increase in average loans which was partially offset by an 82 basis point decrease in loan yields. The increase over the three-month period ended September 30, 2003 as compared to the same period a year ago, was primarily due to an increase in average loans which was partially offset by a 37 basis point decrease in loan yields.

Interest income on investment securities for the nine-month period ended September 30, 2003 was down 28.0% over the same period for 2002, from $3,800,000 to $2,737,000 and was down 26.7% for the three-month period ended September 30, 2003 over the same period for 2002, from $1,147,000 to $841,000. The decrease over the nine-month period ended September 30, 2003 as compared to the same period a year ago, was primarily due to a decrease in average securities combined with a 28 basis point decrease in securities yields. The decrease over the three-month period ended September 30, 2003 as compared to the same period a year ago, was primarily due to a decrease in average securities combined with a 19 basis point decrease in securities yields.

Interest income on federal funds sold for the nine-month period ended September 30, 2003 was down 58.0% over the same period for 2002 from $307,000 to $129,000 and was down 18.1% for the three-month period ended September 30, 2003 over the same period in 2002 from $83,000 to $68,000. The decrease in federal funds income over the nine-month period ended September 30, 2003 was primarily due to a decrease in average federal funds sold combined with a 96 basis point decrease in federal funds rates. The decrease in federal funds income over the three-month period ended September 30, 2003 was primarily due to a decrease in average federal funds sold combined with a 76 basis point decrease in federal funds rates. The changes in average federal funds sold were the result of the usual seasonality of transaction deposit accounts.

Interest Expense

The reduction in general market rates reduced the Company’s cost of funds. The Federal Open Market Committee lowered the federal funds rate by 25 basis points during the twelve-month period ended September 30, 2003.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2003 was down 30.0% over the same period for 2002 from $3,310,000 to $2,318,000 and wais down 24.0% for the three-month period ended September 30, 2003 over the same period in 2002 from $1,029,000 to $782,000. The decrease in interest expense over the nine-month period ended September 30, 2003 was primarily due to an 84 basis point decrease in deposit rates, which was partially offset by increased average interest bearing deposits. The decrease in interest expense over the three-month period ended September 30, 2003 was primarily due to a 45 basis point decrease in deposit rates, which was partially offset by increased average interest bearing deposits.

Provision for Loan Losses

There was a provision for loan losses of $1,560,000 for the nine-month period ended September 30, 2003 compared to $270,000 for the same period in 2002 representing an increase of $1,290,000. The increase in the provision was due to an increase in average loans and an increase in classified loans, non-accrual loans and net charge-offs. The September 30, 2003 allowance for loan losses of approximately $8,330,000 is 2.5% of total loans (excluding loans held for sale) compared to $7,285,000 or 2.3% of total loans (excluding loans held for sale) at December 31, 2002. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

Other Operating Income

Other operating income was up 49.3% for the nine-month period ended September 30, 2003 over the same period in 2002 from $3,700,000 to $5,523,000. This increase was primarily due to gains on sales of loans; mortgage brokerage income; and mortgage loan servicing income. Gains on sales of loans and loan servicing income accounted for most of the increase in other operating income during the nine-month period ended September 30, 2003, and this was primarily due to the significant increase in mortgage financing and refinancing activity during the current low interest rate environment compared to the same period in 2002. The bank sold approximately $168,000,000 in residential mortgage loans during the first nine months of 2003 compared to $66,000,000 during the same period in 2002. The increase in mortgage brokerage income was due to higher brokerage volume during the first nine months of 2003 compared to the same period in 2002. The increase in mortgage-loan servicing income was due to a higher volume of loans sold servicing retained than loans sold servicing released resulting in the recording of mortgage-servicing income in the amount of $565,000 during the first nine months in 2003 compared to zero during the same period in 2002.

Other operating income was down 5.4% for the three-month period ended September 30, 2003 over the same period in 2002 from $1,533,000 to $1,450,000. This decrease was primarily due to losses on sales of loans and a reduction of gains on available for sale securities, which was partially offset by increases in mortgage loan servicing income. The losses on sale of loans was a result of interest rate volatility during the three-month period ended September 30, 2003, which resulted in, discounted sales prices. The decrease in gains on available for sale securities was due to a reduction in sales in the three months ended September 30, 2003 compared to sales in the same period in 2002. The increase in mortgage-loan servicing income was due to a higher volume of loans sold servicing retained than loans sold servicing released. The bank sold residential mortgage loans (servicing retained) of approximately $45,000,000 during the three-month period ended September 30, 2003, as compared to $0 during the same period in 2002. The retained loan servicing resulted in the recording of mortgage-servicing income in the amount of $408,000 during the three-month period ended September 30, 2003 compared to zero during the same period in 2002.

Other Operating Expense

Total other operating expense was up 15.2% for the nine-month period ended September 30, 2003 over the same period in 2002 from $15,030,000 to $17,307,000.

The main reasons for the increase in other operating expense in the nine-month period ended September 30, 2003 were a combination of the following: increases in salaries and benefits, occupancy and equipment costs, data processing costs, advertising costs, and other miscellaneous expense. The increase in salaries and benefits was due to increases in: the number of employees needed for branch and department expansion; merit salaries; payroll taxes; stock option compensation expense; worker’s compensation expense; group insurance; and profit sharing provisions due to increased profits and number of employees combined with increases in commissions for real estate loans which was partially offset by decreased incentive compensation provision. The increase in occupancy and equipment costs was due to increased rent expense, furniture and equipment costs, and leasehold depreciation, utilities, property taxes, service contracts, building maintenance and computer hardware depreciation which was partially offset by a reduction in equipment maintenance, equipment rental and hazard and liability insurance. The increase in data processing costs was due to increased expenses associated with trust accounting, maintaining and monitoring the Bank’s data communications network, and Internet banking system. The increase in advertising costs was due to increased marketing efforts for a new branch and department expansion as compared to the same period in 2002. The increase in other miscellaneous expense was due to increased: insurance costs; contributions; dues; examination fees; legal fees; messenger expenses, debit card expenses; accounting and audit fees; miscellaneous loan and lease expense; amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment and sundry losses; which were partially offset by decreased subscriptions, stationary and supplies costs, business travel costs, postage costs, consulting fees, and employee training costs.

Total other operating expense was up 9.0% for the three-month period ended September 30, 2003 over the same period in 2002 from $5,319,000 to $5,798,000.

The main reasons for the increase in other operating expense in the three-month period ended September 30, 2003 were a combination of the following: increases in salaries and benefits, occupancy and equipment costs, data processing costs, and other miscellaneous expense. The increase in salaries and benefits was due to increases in: the number of employees needed for branch and department expansion; merit salaries; payroll taxes; stock option compensation expense; worker’s compensation expense; group insurance; and profit sharing provisions due to increased profits and number of employees combined with increases in commissions for real estate loans and retirement compensation expenses, which was partially offset by a decrease in incentive compensation provision. The increase in occupancy and equipment costs was due to increased rent expense, furniture and equipment costs and leasehold depreciation, utilities, service contracts, bank owned vehicles and computer hardware depreciation which was partially offset by a reduction in equipment maintenance, equipment rental, and hazard and liability insurance. The increase in data processing costs was due to increased department expansion during the three months ending September 30, 2003 as compared to the same period in 2002. The increase in other miscellaneous expense was due to: increased insurance costs; debit card expenses; examination fees; consulting fees; accounting and audit fees; messenger service fees; employee training costs; miscellaneous loan and lease expense; broker fees; correspondent bank fees; and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment; which were partially offset by decreased contributions, stationary and supplies costs, business travel costs, postage costs, and telephone costs.

Income Taxes

In the nine months ended September 30, 2003, taxes increased $424,000 to $2,536,000 from $2,112,000 for the same period in 2002. The Bank’s effective tax rate for the nine months ended September 30, 2003 was 34.9%, compared to 33.4% for the same period in 2002. The increase in the effective tax rate was due to lower nontaxable municipal bond income in the nine months ended September 30, 2003 compared to the same period in 2002, which was partially offset by an investment in an affordable housing tax credit. Nontaxable municipal bond income was $531,000 and $730,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Company’s tax rate, the Company’s earnings before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the provision for income taxes. In the three months ended September 30, 2003, taxes increased $101,000 to $856,000 from $755,000 for the same period in 2002. The Bank’s effective tax rate for the three months ended September 30, 2003 was 35.1%, compared to 32.6% for the same period in 2002. The increase in the effective tax rate was due to lower nontaxable municipal bond income in the three months ended September 30, 2003 compared to the same period in 2002, which was partially offset by an investment in an affordable housing tax credit. Nontaxable municipal bond income was $222,000 and $163,000 for the three months ended September 30, 2003 and 2002, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	September 30, 2003	December 31, 2002
Undisbursed loan commitments	$123,556	126,692
Standby letters of credit	8,025	1,346

	$131,581	128,038

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due for a period of ninety days as to interest or principal payments. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes adequately secured and in the process of collection or all past due amounts have been collected.

Non-accrual loans amounted to $3,677,000 at September 30, 2003 and were comprised of twelve commercial loans, ten agricultural loans and five installment loans. At December 31, 2002, non-accrual loans amounted to $552,000 and were comprised of ten commercial loans, one agricultural loan and three installment loans.

At September 30, 2002, non-accrual loans amounted to $848,000 and were comprised of twelve commercial loans and one installment loan. The increase in non-accrual loans at September 30, 2003 over the balance at December 31, 2002 was due to ten agricultural and one installment loan being added to this category. Nearly all of the increase in non-accrual loans can be attributed to relationships with two of the Bank’s business customers, consisting of nine agricultural loans. The Company’s management believes that nearly $2,655,000 of the non-accrual loans are adequately collateralized or guaranteed by a governmental entity and an increase in loan loss reserves has been made for the estimated remaining shortfall. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

At September 30, 2003, the Company had $1,000 in loans 90 days past due and still accruing. Such loans amounted to $8,000 at December 31, 2002 and $228,000 at September 30, 2002.

Allowance for Loan Losses

The Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for loan losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank makes credit reviews of the loan portfolio and considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the reserve balance. The allowance for loan losses is based on estimates and actual losses may vary from current estimates.

The following table summarizes the loan loss experience of the Company for the nine-month period ended September 30, 2003 and 2002, and for the year ended December 31, 2002.

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	September 30		December 31 2002
	2003	2002
Balance at Beginning of Period	$7,285	$6,926	$6,926
Provision for Loan Losses	1,560	270	521
Loans Charged-Off:
Commercial	(577)	(28)	(242)
Real Estate Mortgage	—	—	—
Installment Loans to Individuals	(45)	(43)	(87)

Total Charged-Off	(622)	(71)	(329)

Recoveries:
Commercial	88	111	64
Real Estate Mortgage	—	1	35
Installment Loans to Individuals	19	5	7

Total Recoveries	107	117	167
Net (Charge-Offs) Recoveries	(515)	46	(162)
Balance at End of Period	$8,330	$7,242	$7,285

Ratio of Net (Charge-Offs) Recoveries
To Average Loans Outstanding During the Period	(0.15)%	0.01%	(0.05)%
Allowance for Loan Losses
To Total Loans at the end of the Period	2.38%	2.38%	2.27%
To Nonperforming Loans at the end of the Period	226.48%	673.05%	1,300.89%

The increase in charged-off loans during the nine months ending September 30, 2003 compared to the same period in 2002 was primarily due to the charge-off of two non-accrual agricultural loans totaling approximately $387,000.

Deposits

Deposits are the Company’s primary source of funds. At September 30, 2003, the Company had the following approximate deposit mix: 15% in savings deposits, 25% in time deposits, 30% in interest-bearing checking accounts and 30% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from, or is dependent on, any one person or industry. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2003 and December 31, 2002 are summarized as follows:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Three months or less	$30,726	$30,429
Over three to twelve months	23,421	20,719
Over twelve months	6,242	1,517

Total	$60,389	$52,665

Liquidity and Capital Resources

To be able to serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale). This ratio was 75.2% on September 30, 2003. In addition, on September 30, 2003, the Company had the following short term investments: $58,365,000 in federal funds sold; $9,600,000 in securities due within one year; and $30,000,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000.

The Company approved a new stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date. The new stock repurchase program, which will remain in effect until April 30, 2004, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 44,435 shares of the Company’s outstanding common stock during the nine-month period ended September 30, 2003 at an average market price per share of $24.47.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. On August 22, 2003, the Bank paid a dividend to the Company in the amount of $500,000. Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2003, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of September 30, 2003 (amounts in thousands except percentage amounts).

	Actual		Well Capitalized Ratio Requirement	Minimum Capital
	Capital	Ratio
Leverage	$43,108	8.1%	5.0%	4.0%
Tier 1 Risk-Based	43,108	10.2%	6.0%	4.0%
Total Risk-Based	48,420	11.5%	10.0%	8.0%

Return on Equity and Assets

	Nine months ended September 30 2003	Nine months ended September 30 2002	Year ended December 31 2002
Annualized return on average assets	1.24%	1.26%	1.25%
Annualized return on beginning core equity*	15.77%	14.29%	14.53%

*	Core equity consisted of $44,009,000 at September 30, 2003, $38,452,000 at September 30, 2002 and $40,085,000 at December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2003, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2003, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls. Such officers have also concluded that there were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

(A) Exhibits:

Exhibit Number	Exhibit

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(B) Reports on Form 8-K:

(1)	A report on Form 8-K was filed on July 23, 2003 to report under Item 5 the press release concerning the opening of a real estate loan office in Woodland.

(2)	A report on Form 8-K was filed on August 5, 2003, to report under Item 9 the press release on the Company’s Second Quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date: November 13, 2003	By	/s/ Louise A. Walker
Louise A. Walker, Sr. Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)