Form 10-K
period 2003-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2004-03-15
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-30707

First Northern Community Bancorp

(Exact name of Registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N. First St., Dixon, CA	95620
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	None Common Stock, no par value (Title of Class)

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

Yes ☒ No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2003 (based upon the last reported sales price of such stock on the OTC Bulletin Board on June 30, 2003) was $75,718,176.

The number of shares of Common Stock outstanding as of March 10, 2004 was 3,423,402.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2004 Annual Meeting of Shareholders to be held on April 22, 2004.

PART I

ITEM 1—BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks discussed under “Risk Factors That May Affect Results” on pages 13 through 17 herein and other risk factors discussed elsewhere in this Report. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

The Bank has ten full service Branches. Five are located in the Solano County cities of Dixon, Fairfield, Suisun City, and Vacaville. Four Branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland. One Branch is located in Downtown Sacramento, Sacramento County. In 2001, the Bank opened two satellite-banking offices inside retirement communities in the city of Davis. In addition, the Bank has Real Estate Loan Offices in Davis, Woodland, Vacaville, El Dorado Hills and Roseville that originate residential mortgages and construction loans. The Bank also has an SBA Loan Office and an Asset Management and Trust Department in Sacramento, Sacramento County that serve the Bank’s entire market area.

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

First Northern also offers a broad range of alternative investment products and services. The Bank offers these services through an arrangement with Raymond James Financial Services, Inc., an independent broker/dealer and a member of NASD and SIPC. All investments and/or financial services offered by representatives of Raymond James Financial Services, Inc. are not insured by the FDIC.

The Bank offers equipment leasing and limited international banking services through third parties.

The operating policy of the Bank since inception has emphasized serving the banking needs of individuals and small- to medium-sized businesses. In Dixon, this has included businesses involved in crop and livestock production. The economy of the Dixon area was primarily dependent upon agricultural related sources of income and most employment opportunities were also related to agriculture.

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

In March of 2002 the Bank opened its ninth Branch in a new class-A commercial building located on the harbor in Suisun City. The Branch is located in Suisun’s Downtown waterfront area, which is part of an ongoing community revitalization project that continues to attract new small businesses and merchants. The Suisun City Branch is also in close proximity to the Fairfield Central Business District and should enable First Northern to expand its commercial sector market share.

Also in October of 2002, the Bank opened its tenth Branch on a prominent corner in Downtown Sacramento to serve Sacramento Metro’s business center and its employees. The Bank’s Asset Management and Trust Department, located on the mezzanine of the Downtown Sacramento Branch, was opened in 2002 to serve the trust and fiduciary needs of the Bank’s entire market area. Fiduciary services are offered for individuals, businesses, governments and charitable organizations in the Solano, Yolo, Sacramento, Placer and El Dorado County regions.

In August of 2003, a fifth full service Real Estate Loan Production Office was opened in Woodland. This loan office is located within the same commercial office complex as the Bank’s Woodland Branch. The Bank’s history of servicing the Woodland Community, coupled with the continued growth of the Woodland housing market prompted this decision to expand the Bank’s real estate loan service for the Community.

Through this period of change and diversification, the Bank’s strategic focus, which emphasizes serving the banking needs of individuals and small-to medium-sized businesses, has not changed. The Bank takes real estate, crop proceeds, securities, savings and time deposits, automobiles, and equipment as collateral for loans.

Most of the Bank’s deposits are attracted from the market of northern and central Solano County and southern and central Yolo County. The Company believes that the Bank’s deposit base does not involve any undue concentration levels from one or a few major depositors.

As of December 31, 2003, the Company and its subsidiary employed 214 full-time equivalent staff. The Company and its subsidiary consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Bank Regulation and Supervision

The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”) and the Company by the FRB. The regulations of these agencies affect most aspects of the Company’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Company’s activities and various other requirements. While the Bank is not a member of the FRB, it is also directly subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

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

The USA Patriot Act

Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) includes numerous provisions for fighting international money laundering and blocking terrorism access to the U.S. financial system. The USA Patriot Act requires certain additional due diligence and record keeping practices, including, but not limited to, new customers, correspondent and private banking accounts.

Part of the USA Patriot Act requires covered financial institutions to: (i) establish an anti-money laundering program; (ii) establish appropriate anti-money laundering policies, procedures and controls; (iii) appoint a Bank Secrecy Act officer responsible for day-to-day compliance; and (iv) conduct independent audits. The USA Patriot Act also expands penalties for violation of the anti-money laundering laws, including expanding the circumstances under which funds in a bank account may be forfeited. The USA Patriot Act also requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Privacy Restrictions

The GLBA, in addition to the previous described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on the sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards.

The Company believes that it complies with all provisions of the GLBA and all implementing regulations, and the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock, trust preferred securities (for up to 25% of total tier 1 capital), other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or 10% of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock and trust preferred securities not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off-balance-sheet items of 4%.

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

Effective January 1, 2002, the federal banking agencies, including the FDIC, adopted new regulations to change their regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes in asset securitizations that expose banks primarily to credit risk. Capital requirements for positions in securitization transactions are varied according to their relative risk exposures, while limited use is permitted of credit ratings from rating agencies, a banking organization’s qualifying internal risk rating system or qualifying software. The regulation requires a bank to deduct from Tier 1 capital, and from assets, all credit-enhancing interest only-strips, whether retained or purchased that exceed 25% of Tier 1 capital. Additionally, a bank must maintain dollar-for-dollar risk-based capital for any remaining credit-enhancing interest-only strips and any residual interests that do not qualify for a ratings-based approach. The regulation specifically reserves the right to modify any risk-weight, credit conversion factor or credit equivalent amount, on a case-by-case basis, to take into account any novel transactions that do not fit well into the currently defined categories.

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

As of December 31, 2003, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2003 (amounts in thousands except percentage amounts).

	The Company
	Actual		Well Capitalized Ratio	Minimum Capital Requirement
	Capital	Ratio
Leverage	$45,035	8.2%	5.0%	4.0%
Tier 1 Risk-Based	45,035	10.1%	6.0%	4.0%
Total Risk-Based	50,657	11.3%	10.0%	8.0%

	The Bank
	Actual		Well Capitalized Ratio	Minimum Capital Requirement
	Capital	Ratio
Leverage	$44,473	8.1%	5.0%	4.0%
Tier 1 Risk-Based	44,473	9.9%	6.0%	4.0%
Total Risk-Based	50,095	11.2%	10.0%	8.0%

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

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the Bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greatest of the Bank’s retained earnings, the Bank’s net income for its last fiscal year, or the Bank’s net income for its current fiscal year.

Premiums for Deposit Insurance and Assessments for Examinations

FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund (“BIF”) administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2003, ranged from 0 to 27 basis points per $100 of insured deposits, based on the results of examinations, findings by the Company’s primary federal regulator and other information deemed relevant by the FDIC to the Company’s financial condition and the risk posed to the BIF. No assurance can be given at this time as to what the future level of insurance premiums will be.

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

Sarbanes – Oxley Act

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

Dependence on Real Estate Lending

At December 31, 2003, approximately 67% of the Bank’s loans (excluding loans held for sale) were secured by real estate. The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early 1990’s. See
“—Economic Conditions and Geographic Concentration.”

The Bank’s primary lending focus has historically been commercial (including agricultural), construction and real estate mortgage. At December 31, 2003, real estate mortgage (excluding loans held for sale) and construction loans comprised approximately 47% and 19%, respectively, of the total loans in the Bank’s portfolio. At December 31, 2003, all of the Bank’s real estate mortgage and construction loans and approximately 45% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition and results of operations. See “—Adverse Economic Conditions Could Adversely Affect the Bank’s Business.”

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2003, approximately 67% of the Bank’s loan portfolio (excluding loans held for sale) consisted of real estate-related loans, all of which were related to collateral located in Northern California. As a result, poor economic conditions in California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. In the early 1990’s, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If economic conditions in California continue to decline or if California were to experience another recession, it is expected that the Bank’s level of problem assets would increase accordingly. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank. The occurrence of natural disasters in California could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and business prospects.

California’s state government has undergone serious fiscal and budget crises in the recent past. While the California electorate on March 2, 2004, approved various ballot measures aimed at addressing this situation, including a $15 billion bond issue, the long-term impact of this situation on the California economy and the Company’s markets cannot be predicted.

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

Potential Volatility of Deposits

At December 31, 2003, 12% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000. These deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits would adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

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

Competition

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank. In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations and credit unions, which offer many services that traditionally were offered only by banks. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies. In addition, the Bank competes with other institutions such as money market funds, brokerage firms, and even retail stores seeking to penetrate the financial services market. During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans. Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans. No assurance can be given that the Bank will be able to compete with these lenders. See “Business—Competition.”

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

War on Terrorism; Foreign Hostilities

Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats may result in a downturn in U.S. economic conditions and could adversely affect business and economic conditions in the U.S. generally and in our principal markets. The recent war in Iraq has also generated various political and economic uncertainties affecting the global and U.S. economies.

Critical Accounting Policies

The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial information contained within our financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical loss factors that we use. Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets. We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices. US GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. Accounting standards and interpretations currently affecting the Company and its subsidiaries may change at any time, and the Company’s financial condition and results of operations may be adversely affected.

Our most significant estimates are approved by our Management team, which is comprised of our most senior officers. At each financial reporting period, a review of these estimates is then presented to our Board of Directors. As of December 31, 2003, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary default, representations and warranties breach recourse and first several payment default recourse.

Adequacy of Allowance for Loan and Other Real Estate Losses

The Bank’s allowance for estimated losses on loans was approximately $7.7 million, or 2.05% of total loans at December 31, 2003 compared to $7.3 million or 2.27% of total loans in 2002 and 199% of total nonperforming loans at December 31, 2003 compared to 1,301% in 2002. Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates. In addition an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets. Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Loan Loss Experience.”

Shares Eligible for Future Sale

As of December 31, 2003, the Company had 3,417,257 shares of Common Stock outstanding, all of which are eligible for sale in the public market without restriction. Future sales of substantial amounts of the Company’s Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire up to 6% of the unissued authorized shares of Common Stock at exercise prices ranging from $10.18 to $23.14 have been issued to directors and employees of the Company under the Company’s 2000 Stock Option Plan and Outside Directors 2000 Nonstatutory Stock Option Plan, and options to acquire up to an additional 9% of the unissued authorized shares of Common Stock are reserved for issuance under such plans. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s Common Stock. See “Market for the Company’s Common Stock and Related Stockholder Matters.”

Limited Public Market; Volatility in Stock Price

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ. However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”. The Company is aware that Hoefer & Arnett, Inc., The Seidler Companies, Inc., Wedbush Morgan Securities and UBS Financial Services all currently make a market in the Company’s common stock. Management is aware that there are also private transactions in the Company’s common stock. However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares. Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry, as well as the level of repurchases of Company stock by the Company pursuant to its stock repurchase program.

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

Dilution

As of December 31, 2003, the Company had outstanding options to purchase an aggregate of 266,104 shares of Common Stock at exercise prices ranging from $10.18 to $23.14 per share, or a weighted average exercise price per share of $16.27. To the extent such options are exercised, shareholders of the Company will experience dilution. See “Market for the Company’s Common Stock and Related Stockholder Matters.”

ITEM 2—PROPERTIES

Dixon Branch—Consists of a two-story building with approximately 16,600 square feet of space situated in the central business district in the city of Dixon in northern Solano County. The Bank owns this property with no encumbrances.

Regency Park Branch—Approximately 5,000 square feet of space situated in a shopping center in the city of Vacaville in north central Solano County. The property is subject to a lease expiring in December 2005. The term of the lease is fifteen years with options to extend this lease for an additional nineteen years.

Fairfield Branch—Approximately 3,800 square feet of space situated in an office complex in the city of Fairfield in western Solano County. Property is subject to a lease expiring in November 2006 with options to extend this lease for an additional ten years.

Operations Center—Consists of a one-story building with approximately 33,500 square feet of space situated in the central business district in the city of Dixon in northern Solano County. The Bank owns the property with no encumbrances.

Future Bank Site—Vacant lot situated in the city of Dixon in northern Solano County. The Bank owns the property with no encumbrances.

Winters Branch—Consists of a two-story building with approximately 2,800 square feet of space situated in the central business district in the city of Winters in southern Yolo County. The Bank owns the property with no encumbrances.

Davis Branch—Approximately 5,000 square feet of space situated in the central business district in the city of Davis in southern Yolo County. The property is subject to a lease expiring in March 2004. This lease has been renegotiated to expire in March 2014.

Real Estate Loan Office—Approximately 2,200 square feet of space situated in the central business district in the city of Davis in southern Yolo County. The property is subject to a lease expiring March 2005. There are no options to renew this lease.

West Sacramento Branch—Consists of a one-story building with approximately 5,000 square feet of space situated in the Port of Sacramento industrial park in the city of West Sacramento in southern Yolo County. The Bank owns the property with no encumbrances.

Woodland Branch—Approximately 3,640 square feet of space situated in the central business district in the city of Woodland in central Yolo County. The property is subject to a lease expiring in October 2007. The Bank has options to extend this lease an additional ten years.

El Dorado Hills Loan Office—Approximately 800 square feet of space situated in an office complex in the city of El Dorado Hills in El Dorado County. The property is subject to a month-to-month lease.

SBA Loan Production Office—Approximately 1,800 square feet of space situated in the north central business district, in an office complex, in the city of Sacramento in Sacramento County. This property is subject to a month-to-month lease. In April 2004, this office will relocate to a downtown office complex in the city of Sacramento in Sacramento County. The lease expires in January 2009 with options to extend an additional ten years.

Vacaville Financial Center Branch—Approximately 5,000 square feet of space situated in the central business district in the city of Vacaville in north central Solano County. The property is subject to a lease expiring in April 2005. The term of the lease is five years with options to extend this lease for an additional ten years.

Covell Gardens Branch—Approximately 200 square feet of space situated in the Covell Gardens Assisted Living Retirement Center in the City of Davis in Yolo County. The lease is subject to annual renewals in June.

University Retirement Center Branch—Approximately 500 square feet of space situated in the University Retirement Community in the City of Davis in Yolo County. The term of the lease is three years expiring October 2004. There are no options to renew this lease.

Roseville Loan Office—Approximately 1,600 square feet located in an office complex in the City of Roseville in Placer County. The term of the lease is five years expiring August 2006.

Suisun City Branch—Approximately 2,800 square feet located in an office complex in the City of Suisun City in Solano County. The term of the lease is five years expiring March 2007 with options to extend this lease for an additional ten years.

Downtown Sacramento Branch—Approximately 4,700 square feet located in a downtown office complex in the City of Sacramento in Sacramento County. The term of the lease is seven years expiring January 2009 with options to extend this lease for an additional ten years.

ITEM 3—LEGAL PROCEEDINGS

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5—MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ. However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”. The Company is aware that Hoefer & Arnett, Inc., The Seidler Companies, Inc., Wedbush Morgan Securities and UBS Financial Services all currently make a market in the Company’s common stock. Management is aware that there are also private transactions in the Company’s common stock and the data set forth below may not reflect all such transactions.

The following table summarizes the range of sales prices of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by The Seidler Companies, Inc. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH	LOW
4th Quarter 2003	$27.25	$25.00
3rd Quarter 2003	$25.75	$23.50
2nd Quarter 2003	$25.50	$23.25
1st Quarter 2003	$27.36	$22.17

4th Quarter 2002	$24.15	$22.25
3rd Quarter 2002	$25.90	$23.40
2nd Quarter 2002	$27.70	$25.75
1st Quarter 2002	$29.00	$25.00

As of December 31, 2003, there were approximately 1,020 holders of record of the Company’s common stock, no par value, which is the only class of equity securities authorized or issued.

In the last three years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 27, 2004	6%	March 31, 2004
February 28, 2003	6%	March 31, 2003
February 28, 2002	6%	March 29, 2002

The Company does not expect to pay a cash dividend in the foreseeable future.

ITEM 6—SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements. The selected consolidated financial data set forth below as of December 31, 2000, and 1999 have been derived from the Bank’s historical financial statements not included in this Report. The financial information for 2003, 2002 and 2001 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part I (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Summary of Operations for the year ended December 31,

(in thousands, except share and per share amounts)

	2003	2002	2001	2000	1999
Interest Income and Loan Fees	$30,326	$28,941	$29,524	$28,857	$25,135
Interest Expense	(3,109)	(4,237)	(8,318)	(8,990)	(7,835)

Net Interest Income	27,217	24,704	21,206	19,867	17,300
(Provision for) Reversal and Recovery of Loan Losses	(2,230)	(521)	308	—	800

Net Interest Income after (Provision for) Reversal
and Recovery of Loan Losses	24,987	24,183	21,514	19,867	18,100
Other Operating Income	7,160	4,972	3,525	3,720	2,745
Other Operating Expense	(22,791)	(20,566)	(16,936)	(15,886)	(14,641)

Income before Taxes	9,356	8,589	8,103	7,701	6,204
Provision for Taxes	(3,245)	(2,871)	(2,774)	(2,658)	(2,121)

Net Income	$6,111	$5,718	$5,329	$5,043	$4,083

Basic Income Per Share	$1.69	$1.55	$1.40	$1.28	$1.01

Diluted Income Per Share	$1.65	$1.51	$1.37	$1.27	$1.01

Total Assets	$558,709	$495,221	$439,833	$391,628	$370,991

Total Investments	$50,235	$69,958	$96,797	$126,638	$135,452

Total Loans, including loans held for sale, net	$379,090	$355,018	$269,351	$217,127	$162,291

Total Deposits	$498,849	$442,241	$391,815	$349,779	$335,630

Total Equity	$46,972	$43,442	$41,556	$36,537	$32,073

Weighted Average Shares of Common Stock outstanding Used for Basic Income Per Share Computation [1]	3,620,874	3,691,355	3,798,373	3,934,392	4,048,155

Weighted Average Shares of Common Stock outstanding Used for Diluted Income Per Share Computation [1]	3,705,272	3,798,375	3,898,600	3,985,609	4,060,992

Return on Average Total Assets	1.18%	1.25%	1.30%	1.35%	1.16%

Net Income/Average Equity	13.56%	13.71%	13.55%	15.45%	12.83%

Net Income/Average Deposits	1.32%	1.40%	1.46%	1.49%	1.29%

Average Loans/Average Deposits	79.25%	73.99%	66.96%	55.67%	51.04%

Average Equity to Average Total Assets	8.69%	9.11%	9.60%	8.74%	9.08%

1.	All years have been restated to give retroactive effect for stock dividends issued.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks discussed under “Risk Factors That May Affect Results” on pages 13 through 17 herein and other risk factors discussed elsewhere in this Report. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

This overview of Management’s Discussion and Analysis highlights selected information in this annual report and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire annual report.

Our subsidiary, First Northern Bank of Dixon, is a California state-chartered bank that derives most of its revenues from lending and deposit taking in the Sacramento Valley region of Northern California. Interest rates, business conditions and customer confidence all affect our ability to generate revenues. In addition, the regulatory environment and competition can challenge our ability to generate those revenues.

The Company experienced strong earnings performance in 2003 due to a combination of (1) growth in earning assets, (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets, (3) growth in other operating income related to the increase in loans and (4) the increase in low cost deposits which helped to support the increase in loans and mortgage originations and sales. Financial highlights for 2003 include:

•	Net income for 2003 totaled $6.1 million, a 7% increase compared to $5.7 million for 2002. Net income per common share for 2003 of $1.69 increased 9% compared to $1.55 for 2002, and net income per common share—assuming dilution was $1.65 for 2003, an increase of 9.3% compared to $1.51 for 2002.

•	Loans increased to $379.1 million at December 31, 2003, a 6.8% increase from $355 million at December 31, 2002. Commercial loans totaled $88.7 million at December 31, 2003, up 15.6% from $76.6 million a year earlier; real estate construction loans were $68.1 million, up 26.3% from $54.0 million at December 31, 2002; and real estate mortgage loans were $174.2 million, up 21.2% from $143.7 million a year earlier.

•	Average deposits grew to $463.8 million during 2003, a $54.3 million (13.3%) increase from 2002.

•	The Company reported average total assets of $518.7 million at December 31, 2003, up 13.3% from $457.7 million a year earlier.

•	The provision for loan losses in 2003 totaled $2.2 million, an increase of 322% from $521,000 in 2002. Net charge-offs were $1.8 million in 2003, an increase of 1,011% from $162,000 in 2002. The increase in the provision for loan losses and net charge-offs can be primarily attributed to increased loan volume combined with charge offs.

•	Net interest income totaled $27.2 million for 2003, an increase of 10.1% from $24.7 million in 2002, primarily due to lower funding costs and strong commercial and real estate loan volumes.

•	Other operating income totaled $7.2 million for the year ended December 31, 2003, an increase of 44% from $5 million for the year ended December 31, 2002. The increase was due primarily to record mortgage loan volumes and associated transaction fees.

•	Other operating expense totaled $22.8 million for 2003, up 10.7% from $20.6 million in 2002. Contributing to the increase were increased commissions paid for real estate loan originations, stock compensation expense, profit sharing payments and increased rents and equipment expenses associated with opening new branches and offices.

•	The Company’s common stock price experienced a 17.3% increase during 2003, closing at $24.53 per share at December 31, 2003, compared to $20.91 per share at December 31, 2002.

Looking forward to 2004, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and will continue to seek to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, while remaining conscious of the need to maintain appropriate expense levels. We expect improvement in credit quality, continued strong commercial and real estate loan volumes and deposit growth, assuming that the economic recovery which began in late 2003 continues in 2004. If the current low interest rate environment continues, the Company’s net interest income and net interest margin are expected to decrease due to a decline in the Company’s mortgage warehouse (mortgage loans closed, but not yet sold into the secondary market) during the latter part of 2003. This decline was the result of a rapid rise in interest rates in the third quarter of 2003, which resulted in a decrease in mortgage originations and a corresponding decrease in the Company’s mortgage warehouse. If the number warehoused mortgages continues to decline, both net interest income and net interest margin are expected to be lower in 2004, as the carrying spread on the warehoused mortgages is wider than most other assets on the Company’s balance sheet. If interest rates rise in 2004 from current historical lows, net interest income may increase, unless accompanied by a disproportionate decrease in loan volume due to increased interest rates.

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

The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company believes the allowance for loan losses accounting policy is critical because the loan and lease portfolio represents the largest asset type on the consolidated balance sheet. The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on the Company’s periodic evaluation of the factors mentioned below, as well as other pertinent factors. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represents an estimation done pursuant to either Statement of Financial Accounting Standards No. (SFAS) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loan loss element is determined using analysis that examines loss experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume. The unallocated portion of the allowance reflects the Company’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although the Company believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from Company estimates, additional provision for credit losses could be required that could adversely affect earning or financial position in future periods.

Prospective Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46R) (revised December 2003), Consolidation of Variable Interest Entities (VIE), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.

The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have a material impact on the financial statements.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

The following statistical information and discussion should be read in conjunction with the Selected Financial Data included in Part I (Item 6) and the audited consolidated financial statements and accompanying notes included in Part II (Item 8) of this Annual Report on Form 10-K.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

The following table summarizes the distribution, by amount (dollars in thousands) and percentage, of the daily average assets, liabilities, and stockholders’ equity of the Company for 2003, 2002 and 2001. Average balances have been computed using daily balances. Tax-exempt income is not shown on a tax equivalent basis.

	2003		2002		2001
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$35,627	6.87%	$26,810	5.86%	$20,683	5.05%
Investment Securities:
U.S. Government Securities	14,234	2.74%	18,243	3.99%	25,257	6.16%
Obligations of States & Political Subdivisions	43,822	8.45%	52,908	11.56%	63,551	15.51%
Other Securities	4,544	0.88%	12,079	2.64%	20,584	5.02%
Federal Funds Sold	30,164	5.82%	24,825	5.42%	22,507	5.49%
Loans [1]	367,520	70.86%	303,006	66.20%	243,858	59.51%
Other Assets	22,761	4.39%	19,816	4.33%	13,349	3.26%

Total Assets	$518,672	100.00%	$457,687	100.00%	$409,789	100.00%

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Demand	$138,161	26.64%	$112,049	24.48%	$96,148	23.46%
Interest-Bearing Transaction Deposits	53,810	10.38%	47,590	10.40%	41,892	10.22%
Savings & MMDAs	152,542	29.41%	132,190	28.88%	108,340	26.44%
Time Certificates	119,250	22.99%	117,669	25.71%	117,802	28.75%
Borrowed Funds	7,368	1.42%	4,547	0.99%	4,393	1.07%
Other Liabilities	2,490	0.48%	1,934	0.42%	1,886	0.46%
Shareholders’ Equity	45,051	8.69%	41,708	9.11%	39,328	9.60%

Total Liabilities & Stockholders’ Equity	$518,672	100.00%	$457,687	100.00%	$409,789	100.00%

1.	Average Balances for Loans include non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings

Average Balances, Yields and Rates

(Dollars in thousands)

	2003			2002			2001
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid
Securities:
U.S. Government	$14,234	$849	5.96%	$18,243	$1,061	5.82%	$25,257	$1,533	6.07%
Obligations of States And Political Subdivisions [1]	43,822	2,501	5.71%	52,908	3,105	5.87%	63,551	3,860	6.07%
Other Securities	4,544	163	3.59%	12,079	652	5.40%	20,584	1,304	6.34%

Total Investment Securities	62,600	3,513	5.61%	83,230	4,818	5.79%	109,392	6,697	6.12%
Federal Funds Sold	30,164	275	0.91%	24,825	389	1.57%	22,507	643	2.86%
Loans [2]	367,520	23,615	6.43%	303,006	21,233	7.01%	243,858	20,435	8.38%
Loan Fees	—	2,923	0.80%	—	2,501	0.83%	—	1,749	0.72%

Total Loans, Including Loan Fees	367,520	26,538	7.22%	303,006	23,734	7.83%	243,858	22,184	9.10%

Total Earning Assets	460,284	$30,326	6.59%	411,061	$28,941	7.04%	375,757	$29,524	7.86%

Cash and Due from Banks	35,627			26,810			20,683
Premises and Equipment	7,914			7,196			6,453
Interest Receivable and Other Assets	14,847			12,620			6,896

Total Assets	$518,672			$457,687			$409,789

1.	Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

2.	Average Balances for Loans include non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.

Continuation of

Net Interest Earnings

Average Balances, Yields and Rates

(Dollars in thousands)

	2003			2002			2001
Liabilities and Stockholders’ Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid
Interest-Bearing Deposits:
Interest-Bearing Transaction Deposits	$53,810	$80	0.15%	$47,590	$72	0.15%	$41,892	$411	0.98%
Savings & MMDAs	152,542	706	0.46%	132,190	982	0.74%	108,340	2,151	1.99%
Time Certificates	119,250	2,056	1.72%	117,669	2,987	2.54%	117,802	5,550	4.71%

Total Interest-Bearing Deposits	325,602	2,842	0.87%	297,449	4,041	1.36%	268,034	8,112	3.03%
Borrowed Funds	7,368	267	3.62%	4,547	196	4.33%	4,393	206	4.69%

Total Interest-Bearing Deposits and Funds	332,970	3,109	0.93%	301,996	4,237	1.40%	272,427	8,318	3.05%
Demand Deposits	138,161	—	—	112,049	—	—	96,148	—	—

Total Deposits and Borrowed Funds	471,131	$3,109	0.66%	414,045	$4,237	1.02%	368,575	$8,318	2.26%

Accrued Interest and Other Liabilities	2,490			1,934			1,886
Stockholders’ Equity	45,051			41,708			39,328

Total Liabilities and Stockholders’ Equity	$518,672			$457,687			$409,789

Net Interest Income and Net Interest Margin [1]		$27,217	5.91%		$24,704	6.01%		$21,206	5.64%

Net Interest Spread [2]			5.66%			5.64%			4.81%

1.	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes

in Interest Income and Interest Expense

(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2003 over 2002 and 2002 over 2001. Changes not solely due to rate or volume have been allocated proportionately to rate and volume.

	2003 Over 2002			2002 Over 2001
	Volume	Rate	Change	Volume	Rate	Change
Increase (Decrease) in Interest Income:
Loans & Banker’s Acceptance	$3,896	$(1,514)	$2,382	$2,448	$(1,650)	$798
Investment Securities	(1,159)	(146)	(1,305)	(1,533)	(346)	(1,879)
Federal Funds Sold	120	(234)	(114)	75	(329)	(254)
Loan Fees	422	—	422	752	—	752

	$3,279	$(1,894)	$1,385	$1,742	$(2,325)	$(583)

Increase (Decrease) in Interest Expense:
Deposits:
Interest-Bearing Transaction Deposits	$8	$—	$8	$65	$(404)	$(339)
Savings & MMDAs	190	(466)	(276)	631	(1,800)	(1,169)
Time Certificates	40	(971)	(931)	(6)	(2,557)	(2,563)
Borrowed Funds	95	(24)	71	7	(17)	(10)

	$333	$(1,461)	$(1,128)	$697	$(4,778)	$(4,081)

Increase (Decrease) in Net Interest Income	$2,946	$(433)	$2,513	$1,045	$2,453	$3,498

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2003	2002	2001
Investment securities available for sale:
U.S. Treasury Securities	$516	1,035	2,548
Securities of U.S. Government Agencies and Corporations	12,027	14,552	18,355
Obligations of State & Political Subdivisions	34,431	47,812	58,868
Mortgage Backed Securities	1,903	4,734	12,523
Obligations of U.S. Corporations and Other Securities	1,358	1,825	4,503

Total Investments	$50,235	69,958	96,797

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2003. The yields on tax-exempt securities are shown on a tax equivalent basis.

Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
Security	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury Securities	$251	6.04%	$265	4.54%	$—	—
Securities of U.S. Government Agencies and Corporations	5,579	6.12%	6,448	6.70%	—	—
Obligations of State & Political Subdivisions	2,305	7.78%	23,688	7.06%	6,592	7.81%
Mortgage Backed Securities	151	6.58%	1,751	4.30%	—	—
Obligations of U.S. Corporations And Other Securities	—	—	785	6.91%	—	—

TOTAL	$8,286	6.59%	$32,937	6.82%	$6,592	7.81%

	After Ten Years		Total
Security	Amount	Yield	Amount	Yield
U.S. Treasury Securities	$—	—	$516	5.27%
Securities of U.S. Government Agencies and Corporations	—	—	12,027	6.43%
Obligations of State & Political Subdivisions	1,062	8.24%	33,647	7.29%
Mortgage Backed Securities	—	—	1,902	4.48%
Obligations of U.S. Corporations And Other Securities	1,358	4.41%	2,143	5.33%

TOTAL	$2,420	6.09%	$50,235	6.88%

Securities Exceeding Ten Percent of Shareholders’ Equity

The Company held no investment securities of a single issuer that had an aggregate book value that exceeded ten percent of shareholder’s equity at December 31, 2003.

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and allowance for loan losses and excluding loans held for sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2003		2002		2001
	Balance	Percent	Balance	Percent	Balance	Percent
Commercial	$88,611	24.1%	$76,641	24.6%	$57,497	23.5%
Agriculture	32,641	8.9%	31,824	10.2%	26,147	10.7%
Real Estate Mortgage	174,206	47.2%	143,711	46.0%	107,288	44.0%
Real Estate Construction	68,111	18.5%	53,921	17.3%	47,422	19.4%
Installment	4,849	1.3%	5,948	1.9%	5,921	2.4%

TOTAL	$368,418	100.0%	$312,045	100.0%	$244,275	100.0%

	2000		1999
	Balance	Percent	Balance	Percent
Commercial	$51,292	24.4%	$38,761	25.5%
Agriculture	23,263	11.0%	21,874	14.4%
Real Estate Mortgage	107,971	51.3%	72,528	47.6%
Real Estate Construction	22,793	10.8%	15,154	9.9%
Installment	5,222	2.5%	3,958	2.6%

TOTAL	$210,541	100.0%	$152,275	100.0%

Commercial loans are primarily for financing the needs of a diverse group of businesses located in the Bank’s market area. The Bank also makes loans to individuals for investment purposes. Most of these loans are relatively short-term (an overall average life of approximately two years) and secured by various types of collateral. Real estate construction loans are generally for financing the construction of single-family residential homes for well-qualified individuals and builders. These loans are secured by real estate and have short maturities.

As shown in the comparative figures for loan mix during 2003, total loans increased as a result of increases in commercial loans, agricultural loans, real estate mortgage and real estate construction loans, which were partially offset by a decrease in installment loans. During 2002, total loans increased as a result of increases in commercial loans, agricultural loans real estate mortgage loans, real estate construction loans and installment loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2003 are as follows (dollars in thousands) includes loans held for sale:

Maturing	Fixed Rate	Variable Rate	Total
Within one year	$24,089	$137,932	$162,021
After one year through five years	31,192	62,122	93,314
After five years	16,452	96,631	113,083

Total	$71,733	$296,685	$368,418

Non-accrual, Past Due and Restructured Loans

It is the Bank’s policy to recognize interest income on an accrual basis. Accrual of interest is suspended when a loan has been in default as to principal or interest for 90 days, unless well secured by collateral believed by management to have a fair market value that at least equals the book value of the loan plus accrued interest receivable and in the process of collection. Real estate acquired through foreclosure is written down to its estimated fair market value at the time of acquisition and is carried as a non-earning asset until sold. Any write-down at the time of acquisition is charged against the allowance for loan losses; subsequent write-downs or gains or losses upon disposition are credited or charged to non-interest income/expense. The Bank has made no foreign loans.

The following table shows the aggregate amounts of assets (dollars in thousands) in each category at December 31, for the years indicated:

	2003	2002	2001	2000	1999
Non-accrual Loans	$3,877	$552	$530	$742	$528
90 Days Past Due But Still Accruing	4	8	54	0	2

Total Nonperforming Loans	3,881	560	584	742	530
Other Real Estate Owned, Net	—	—	—	—	—

Non-accrual Debt Securities	—	—	837	—	—

Total Nonperforming Assets	$3,881	$560	$1,421	$742	$530

Performing Restructured Loans	$—	$—	$—	$—	$—

If interest on non-accrual loans had been accrued, such income would have approximated $228,000, $76,000, and $52,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Income actually recognized for these loans approximated $164,000, $1,000 and $22,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

There was a $3,321,000 increase in non-performing assets for 2003 over 2002. At December 31, 2003, non-performing assets included nine agricultural loans totaling $3,482,000 and six non-accrual commercial loans totaling $395,000. Additional non-performing assets included two loans past due more than 90 days totaling $4,000. There were no Other Real Estate Owned (“OREO”) properties at December 31, 2003. The Bank’s management believes that nearly $3,453,000 of the non-accrual loans are adequately collateralized or guaranteed by a governmental entity, the remaining $424,000 may have some potential loss which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses).

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

The monthly Allowance for Loan Loss Analysis Report is prepared based upon the Problem Loan Report, internal loan grading, regulatory classifications and loan review classification and is reviewed by The Asset Quality Committee. The Asset Quality Committee of the Bank reviewed the report, dated December 31, 2003, on January 27, 2004. This report included any non-performing loan reported in the table on the previous page and all other potential problem loans. Excluding the non-performing loans cited above, a total of 27 loans with an aggregate balance of $5,684,000 were reported. Sixteen of the 27 loans totaling $5,259,000 were deemed by management to have the same collection risk as the general loan portfolio. Eleven loans totaling $394,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses). The ratio of the Allowance for Loan Losses to total loans at December 31, 2003 was 2.05%.

SUMMARY OF LOAN LOSS EXPERIENCE

The Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank makes credit reviews of the loan portfolio and considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the allowance for loan losses. The allowance for loan losses is based on estimates and actual losses may vary from current estimates.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	2003	2002	2001	2000	1999
Balance at Beginning of Period	$7,285	$6,926	$7,228	$7,825	$8,144
(Recovery of) Provision for Loan Losses	2,230	521	(308)	—	(800)
Loans Charged-Off:
Commercial	(143)	(51)	(63)	(703)	—
Agriculture	(1,662)	(191)	(50)	(116)	(106)
Real Estate Mortgage	—	—	—	—	(40)
Real Estate Construction	—	—	—	—	—
Installment Loans to Individuals	(104)	(87)	(41)	(33)	(11)

Total Charged-Off	(1,909)	(329)	(154)	(852)	(157)

Recoveries:
Commercial	101	92	113	215	143
Agriculture	11	33	25	6	28
Real Estate Mortgage	—	35	—	—	438
Real Estate Construction	—	—	—	—	—
Installment Loans to Individuals	20	7	22	34	29

Total Recoveries	132	167	160	255	638

Net (Charge-Offs) Recoveries	(1,777)	(162)	6	(597)	481
Balance at End of Period	$7,738	$7,285	$6,926	$7,228	$7,825

Ratio of Net (Charge-Offs) Recoveries During the period to Average Loans Outstanding During the Period	(0.48%)	(0.05%)	0.00%	(0.32%)	0.30%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general reserve available to absorb possible future losses throughout the Loan Portfolio. The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2003		December 31, 2002		December 31, 2001
	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans
Loan Type:
Commercial	$2,078	24.1%	$2,612	24.6%	$3,713	23.5%
Agriculture	1,928	8.9%	1,070	10.2%	1,689	10.7%
Real Estate Mortgage	2,409	47.2%	307	46.0%	346	44.0%
Real Estate Construction	686	18.5%	2,716	17.3%	762	19.4%
Installment	637	1.3%	580	1.9%	416	2.4%
Unallocated	—	—	—	—	—	—

Total	$7,738	100.00%	$7,285	100.00%	$6,926	100.00%

	December 31, 2000		December 31, 1999
	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans
Loan Type:
Commercial	$4,078	24.4%	$4,002	25.5%
Agriculture	1,849	11.0%	2,258	14.4%
Real Estate Mortgage	361	51.3%	391	47.6%
Real Estate Construction	795	10.8%	861	9.9%
Installment	145	2.5%	313	2.6%
Unallocated	—	—	—	—

Total	$7,228	100.00%	$7,825	100.00%

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

DEPOSITS

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands):

	2003		2002		2001
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Deposit Type:
Non-interest-Bearing Demand	$138,161	—	$112,049	—	$96,148	—
Interest-Bearing Demand (NOW)	$53,810	0.15%	$47,590	0.15%	$41,892	0.98%
Savings and MMDAs	$152,542	0.46%	$132,190	0.74%	$108,340	1.99%
Time	$119,250	1.72%	$117,669	2.54%	$117,802	4.71%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2003:

Three months or less	$30,846
Over three months through twelve months	21,705
Over twelve months	7,132

Total	$59,683

Short-Term Borrowings

Short-term borrowings at December 31, 2003 and 2002 consisted of secured borrowings from the U.S. Treasury in the amounts of $1,260,000 and $1,675,000, respectively. The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

Short term-borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as investment and mortgage-backed securities and mortgage loans. The line is limited to the Company’s maximum borrowing capacity (“MBC”) with the FHLB, which is based on a percentage of qualifying collateral assets. At December 31, 2003, the MBC was approximately $125,100,000 with $12,287,147 current borrowing capacity. Interest accrues daily on the line based on the rate of FHLB discount notes. This rate resets each day. Short-term advances are issued with maturities less than one year based on the FHLB’s current cost of funds rate. There are no prepayment or commitment fees; however, the FHLB has the right to reduce or terminate the line at any time without prior notice. The Company also has unsecured formal lines of credit totaling $20,700,000 with correspondent banks and borrowing capacity of $2,000,000 with the Federal Reserve Bank (loans and discounts), which is fully collateralized, with a pledge of U.S. Treasury Securities.

Long-Term Borrowings

Long-term debt at December 31, 2003, consisted entirely of a 5.29 percent fixed-rate, amortizing advance of $3,313,000 and a 2.67 percent fixed-rate advance of $5,000,000 from the Federal Home Loan Bank (FHLB). The 5.29 percent advance matures on March 15, 2006. The scheduled principal payments on the note for the next three years total, $75,709 in 2004, $80,180 in 2005 and $3,143,155 in 2006. The prepayment fee applicable to the advance is equal to the present value of the cash flow differences between the initial matched maturity rate and the current matched maturity rate, plus the present value of 5 basis points per annum, with both applied against the remaining principal balance amortization schedule of the Advance amount being repaid. The note is secured under terms of a blanket collateral agreement by pledge of qualifying residential mortgage loans. The purpose of the advance was to offset the interest rate risk associated with a loan with similar payment characteristics. The 2.67 percent fixed-rate advance matures May 27, 2008. The scheduled payments on the note for the next five years are monthly interest and principal of $5,000,000 due at maturity. The prepayment fee applicable to the advance is the greater of zero or the amount equal to the sum of the present value of the change in the FHLB’s cost of funding the advance applied against the principal amount being prepaid through the scheduled maturity date, plus the present value of 10 basis points per annum applied against the principal amount being prepaid through the scheduled maturity date. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying residential mortgage loans.

Long-term debt at December 31, 2002, consisted entirely of a 5.29 percent fixed-rate, amortizing advance of $3,384,000 from the Federal Home Loan Bank (FHLB).

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net income for the year ended December 31, 2003, was $6,111,000, representing an increase of $393,000, or 7% over net income of $5,718,000 for the year ended December 31, 2002. The increase in net income is principally attributable to a $2,513,000 increase in net interest income, and an increase of $2,188,000 in other operating income, which was partially offset by an increase of $1,709,000 in the provision for loan losses, a $1,123,000 increase in salaries and employee benefits, a $248,000 increase in occupancy and equipment and a $273,000 increase in data processing.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net income for the year ended December 31, 2002, was $5,718,000, representing an increase of $389,000, or 7% over net income of $5,329,000 for the year ended December 31, 2001. The increase in net income is principally attributable to a $3,498,000 increase in net interest income, and an increase of $1,447,000 in other operating income, which was partially offset by an increase of $829,000 in the provision for loan losses, a $2,283,000 increase in salaries and employee benefits, a $464,000 increase in occupancy and equipment and a $173,000 increase in data processing.

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds. It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period. The $2,513,000 increase in the Bank’s net interest income in 2003 from 2002, and the $3,498,000 increase in 2002 from 2001 were due to the combined effects of lower funding costs, a higher level of core deposits and strong commercial and real estate loan volumes. The “Analysis of Changes in Interest Income and Interest Expense” set forth on Page 27 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume. Another factor that affected the net interest income was the earning asset to total asset ratio. This ratio was 88.7% in 2003, 89.8% in 2002 and 91.7% in 2001.

Interest income on loans (including loan fees) was $26,538,000 for 2003, representing an increase of $2,804,000, or 11.81% from $23,734,000 for 2002. This compared to an increase in 2002 of $1,550,000 or 7% more than loan interest income earned in 2001. The increased interest income on loans in 2003 over 2002 was the result of a 21.29% increase in loan volume and a 58 basis point decrease in loan interest rates, which was partially offset by an increase of approximately $422,000 in loan fees. As noted, loan fee comparisons were impacted by net increases in deferred loan fees of $316,000 in 2003, $127,000 in 2002, and $340,000 in 2001.

Average outstanding federal funds sold fluctuated during this period, ranging from $30,164,000 in 2003 to $24,825,000 in 2002 and $22,507,000 in 2001. At year-end 2003 federal funds sold were $70,915,000. Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations. Interest rates on federal funds sold in 2003 generally provided lower yields, compared to investment securities rates, than in 2002. Federal funds sold yields were .91% and 1.57% for 2003 and 2002, respectively. Investment securities yields were 5.61% and 5.79% for 2003 and 2002, respectively.

The average total level of investment securities decreased $20,630,000 in 2003. The level of securities interest income attributable to investment securities decreased to $3,513,000 in 2003 from $4,818,000 in 2002, due to the effects of interest rates and volume. The Bank’s strategy for this period has emphasized the use of the investment portfolio to maintain the Bank’s increasing loan demand. The Bank continues to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide high cash flow for reinvestment in a higher interest rate instrument.

Total interest expense decreased to $3,109,000 in 2003 from $4,237,000 in 2002, and decreased to $4,237,000 in 2002 from $8,318,000 in 2001, representing a 26.62% decrease in 2003 over 2002 and a 49.06% decrease in 2002 over 2001. Changes in interest expense in 2003 from 2002 were primarily from changes in rates and volume of total deposits, and changes in the mix of deposits. The decrease in total interest expense from 2003 to 2002 and 2002 to 2001 was primarily due to decreases in interest rates paid on deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2003		2002		2001
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
Non-interest-Bearing Demand	$138,161	29.8%	$112,049	27.4%	$96,148	26.4%
Interest-Bearing Demand (NOW)	53,810	11.6%	47,590	11.6%	41,892	11.5%
Savings and MMDAs	152,542	32.9%	132,190	32.3%	108,340	29.8%
Time	119,250	25.7%	117,669	28.7%	117,802	32.3%

Total	$463,763	100.0%	$409,498	100.0%	$364,182	100.0%

The three years ended December 31, 2003 have been characterized by fluctuating interest rates. Loan rates and deposit rates both decreased in 2003, 2002 and 2001. The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds increased 2 basis points in the period from 2003 to 2002 and increased 83 basis points in the period from 2002 to 2001.

The Bank’s net interest margin (net interest income divided by average earning assets) was 5.91% in 2003, 6.01% in 2002, and 5.64% in 2001. The net interest margin, which had benefited from declining interest rates mainly due to increased loan volume and lower cost of funds, was unfavorably affected in 2003 by the sustained low rate environment, which served to narrow the spread. Going forward into the first half of 2004, it is anticipated that net interest income and net interest margin will be lower as a result of the continued decline in the warehouse of mortgage loans held for sale which was at its peak in the second quarter 2003 of $42,265,000 and on December 31, 2003 $10,672,000. This reduction was a result of increased loan sales to mitigate interest rate risk.

Provision for Loan Losses

The provision for loan losses increased to $2,230,000 in 2003 from $521,000 in 2002, primarily as a result of loan growth and charge offs. The amount of loans charged-off increased in 2003 to $1,909,000 from $329,000 in 2002, and recoveries decreased to $132,000 in 2003 from $167,000 in 2002. The increase in charge offs was the result, for the most part, of the declining loan quality of two agricultural borrowing relationships. The ratio of the Allowance for Loan Losses to total loans at December 31, 2003 was 2.05%. The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2003 was 199% compared to 1,301% at December 31, 2002.

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectibility of the loan portfolio. Based on this evaluation, the provision increased to $521,000 in 2002 and a portion of the allowance was reversed in 2001. The ($308,000) adjustment in 2001 was made because of improved market conditions and loan quality in the Bank’s loan portfolio. The amount of loans charged-off increased in 2002 to $329,000 from $154,000 in 2001 and recoveries increased to $167,000 in 2002 from $160,000 in 2001. The ratio of the Allowance for Loan Losses to total loans at December 31, 2002 was 2.27%. The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2001 was 1,301% compared to 1,186% at December 31, 2001.

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net realized gains on available for sale securities and loans held for sale, and other miscellaneous income. Service charges on deposit accounts increased $115,000 in 2003 over 2002 and $43,000 in 2002 over 2001. The increase in 2003 was due, for the most part, to increased service charges on business analysis checking accounts. Net realized gains on loans held for sale increased $1,617,000 in 2003 over 2002 and increased $34,000 in 2002 over 2001. The increase in 2003 was due, for the most part, to record mortgage loan volumes and sales and a reduction in the Bank’s mortgage loan warehouse through increased loan sales. Other miscellaneous income increased $70,000 in 2003 over 2002 and increased $668,000 in 2002 over 2001.

The Bank realized net gains of $793,000 on sale of investment securities in 2003 and $462,000 in 2002 compared to net losses of $236,000 in 2001 (primarily attributable to an other than temporary market value decline in a Pacific Gas and Electric Company security). The increase in 2003 realized net gains on the sale of investment securities was primarily attributable to the gain on the sale of the Pacific Gas and Electric Company security of $310,623.

Other operating expenses consist of salaries and employee benefits, occupancy and equipment expense and other operating expenses. Other operating expenses increased to $22,791,000 in 2003 from $20,566,000 in 2002, and increased to $20,566,000 in 2002 from $16,936,000 in 2001, representing an increase of $2,225,000, or 10.8% in 2003 over 2002, and an increase of $3,630,000, or 21.4% in 2002 over 2001.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands):

	2003 over 2002		2002 over 2001
	Amount	Percent	Amount	Percent
Salaries and Employee Benefits	$1,123	8.9%	$2,283	22.0%
Occupancy and Equipment	248	8.7%	464	19.5%
Data Processing	273	35.6%	173	29.1%
Stationery and Supplies	(48)	(8.4%)	73	14.7%
Advertising	(13)	(3.0%)	121	40.2%
Directors Fees	6	5.3%	0	0.0%
Other Expense	636	19.8%	516	19.1%

Total	$2,225	10.8%	$3,630	21.4%

In 2003, salaries and employee benefits increased $1,123,000 to $13,760,000 from $12,637,000 for 2002. This increase was due, for the most part, commissions paid for increased real estate loan originations, and profit sharing. In addition, the Company recorded stock option compensation expense of $182,000 in 2003. Increases in occupancy and equipment were associated with increased rents and equipment associated with opening new branches and offices. Increases in the data processing area were attributed to continued emphasis on Internet-related products and security services and network improvements.

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

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by nontaxable earnings. In 2003, taxes increased $374,000 to $3,245,000 from $2,871,000 for 2002. In 2002, taxes increased $97,000 to $2,871,000 from $2,774,000 for 2001. The Bank’s effective tax rate was 35%, 33%, and 34% for the years ended December 31, 2003, 2002 and 2001, respectively. Nontaxable municipal bond income was $693,000, $939,000, and $1,105,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Liquidity, Contractual Obligations, Commitments, Off-Balance Sheet Arrangements and Capital Resources

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

As discussed in Part 1 (Item 1) of this Annual Report of Form 10-K, the Bank does experience seasonal swings in deposits, which impact liquidity. Management has adjusted to this seasonal swing by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks. In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held for sale) to deposits. This ratio was 76.0% on December 31, 2003, 80.3% on December 31, 2002, and 68.7% on December 31, 2001. At December 31, 2003 and 2002, the Bank’s ratio of core deposits to total assets was 79%. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity position decreased slightly in 2003; however management believes that it remains adequate. This is best illustrated by the change in the Bank’s net non-core and net short-term non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets. At December 31, 2003, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was –2.11%, compared to 8.10% in 2002. The Bank’s net short-term non-core funding dependence ratio, non-core funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled –5.78% at the end of 2003, compared to 6.93% at year-end 2002. These ratios indicated at December 31, 2003, the Bank had minimal reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deposits without a stated maturity (a)	$379,309	379,309	—	—	—
Certificates of Deposit (a)	119,540	107,368	11,535	637	—
Borrowed Funds (a)	1,260	1,260	—	—	—
Long-Term Debt (b)	9,281	382	3,700	5,199	—
Operating Leases	3,117	715	1,202	617	583
Purchase Obligations	987	987	—	—	—

Total	$513,494	490,021	16,437	6,453	583

(a)	Excludes interest
(b)	Includes interest on fixed rate obligations.

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities, certain software and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchase; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for service provided for informative technology, capital expenditures, and the outsourcing of certain operational activities.

The Company’s long-term debt consists of Federal Home Loan Bank (FHLB) fixed-rate obligations. FHLB advances are collateralized by qualifying residential real estate loans.

The Company’s borrowed funds consist of secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities. The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

The following table details the amounts and expected maturities of commitments as of December 31, 2003:

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments to extend credit
Commercial	$54,616	47,132	4,410	1,851	1,223
Agriculture	20,646	20,639	7	—	—
Residential Real Estate	47,803	30,872	9,850		7,081
Home equity lines of Credit	32,242	115	1,381	4,207	26,539
Installment	1,154	1,154	—	—	—
Stand by Letters of Credit	8,683	2,683	6,000	—	—
Financial Stand by Letters of Credit	80	80	—	—	—

Total	$165,224	102,675	21,648	6,058	34,843

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

Financial instruments, whose contract amounts represent credit risk at December 31, are as follows:

	2003	2002
Undisbursed loan commitments	$156,461	$126,692
Standby letters of credit	8,763	1,346
Commitments to sell loans	—	—

	$165,224	$128,038

The Bank expects its liquidity position to remain strong in 2004 as the Bank continues to grow into existing and new markets. However, the recent drops in the U.S. stock markets did strengthen the Bank’s liquidity position by generating an inflow of deposits. The stock market has rebounded this past year and while the Bank did not experience a significant outflow of deposits, the potential of additional outflows still exists as the stock market continues to improve. Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2004.

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability. A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2003, stockholders’ equity totaled $47.0 million, an increase of $3.6 million from $43.4 million at December 31, 2002. An important source of capital is earnings retention. Net income of $6.1 million, in 2003, offset by stock repurchases of $1.7 million was the primary factor contributing to the increase. Also affecting capital in 2003 was paid in capital in the amount of $0.2 million resulting from a tax benefit on stock options exercised and a decrease in other comprehensive income of $1.5 million, consisting entirely of unrealized gains on investment securities available-for-sale. The Bank’s Tier 1 Leverage Capital ratio for 2003 is 8.1% and 7.9% in 2002.

In 2001, the Board of Directors approved a stock repurchase program for the retirement of shares equivalent to 10% of the Company’s equity over a rolling 12 month period. The stock repurchase program expired April 30, 2002. During 2001, the Bank paid $2.5 million in dividends to the Company to fund repurchase of nearly 4% of the Company’s outstanding shares. The Company approved a new stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date. The new stock repurchase program, which will remain in effect until April 30, 2004, allows purchases in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling 12-month period. During 2003, the Bank paid $0.5 million in dividends to the Company to fund the repurchase of 67,825 shares of the Company’s outstanding common stock. During 2002 the Bank paid $5.5 million in dividends to the Company to fund the repurchase of 226,833 shares of the Company’s outstanding common stock. The purpose of the stock repurchase program is to give management the ability to more effectively manage capital and create liquidity for shareholders who want to sell their stock and from time to time the stock repurchase program is a prudent use of excess capital. The Company expects to renew its stock repurchase program under similar guidelines in April 2004, but no assurance can be given as to the level of such repurchases in the future.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines. The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity Analysis at December 31, 2003

	Expected Maturity/Repricing/Principal Payment
In Thousands	Within 1 Year	1 Year to 3 Years	3 Years to 5 Years	After 5 Years	Total Balance	Fair Value
Interest-Sensitive Assets:
Federal funds sold	70,915	—	—	—	70,915	70,915
Average interest rate	1.00%	—	—	—	—	—
Fixed rate investments	8,286	20,092	12,845	9,012	50,235	50,235
Average interest rate	6.59%	6.82%	6.82%	7.35%	6.88%	—
Fixed rate loans (1)	24,089	17,249	13,943	16,452	71,733	71,617
Average interest rate	6.56%	7.45%	7.11%	7.19%	7.02%	—
Variable rate loans (1)	137,932	35,348	26,774	96,631	296,685	293,887
Average interest rate	5.63%	5.92%	5.94%	6.72%	6.04%	—
Loans held for sale	10,672	—	—	—	10,672	10,672
Average interest rate	5.85%	—	—	—	5.85%	—

Interest-Sensitive Liabilities:
NOW account deposits (2)	21,174	4,603	3,836	47,118	76,731	64,312
Average interest rate	0.10%	0.10%	0.10%	0.10%	0.10%	—
Money market deposits (2)	26,246	17,485	8,724	34,970	87,425	76,389
Average interest rate	.15%	.15%	.15%	.15%	.15%	—
Savings deposits (2)	24,549	9,118	7,014	29,459	70,140	61,108
Average interest rate	.10%	.10%	.10%	.10%	.10%	—
Certificates of deposit	108,801	10,112	627	—	119,540	119,668
Average interest rate	1.55%	2.62%	2.18%	—	1.64%	—

Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend	—	—	—	—	156,461	1,173
Standby letters of credit	—	—	—	—	8,763	88

(1)	Based upon contractual maturity dates and interest rate repricing.

(2)	NOW, money market and savings deposits do not carry contractual maturity dates. The actual maturities of NOW, money market, and savings deposits could vary substantially if future withdrawals differ from the Company’s historical experience.

At December 31, 2003, federal funds sold of $70.9 million with a yield of 1.00% and investments of $8.3 million with a weighted-average, tax equivalent yield of 6.59% were scheduled to mature within one year. In addition, net loans of $172.7 million with a weighted-average yield of 5.77% were scheduled to mature or reprice within the same timeframe. Overall, interest-earning assets scheduled to mature within one year totaled $251.9 million with a weighted-average, tax-equivalent yield of 4.55%. With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits, of $72.0 million with a weighted-average cost of 0.12% were scheduled to mature within one year. In addition, certificates of deposit totaling $108.8 million with a weighted-average cost of 1.55% were scheduled to mature in the same timeframe. Total interest-bearing liabilities scheduled to mature within one year equaled $180.8 million with a weighted-average cost of 0.98%.

Historical withdrawal patterns with respect to interest-bearing and non-interest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates and repricing dates, which may differ materially from actual results due to prepayments.

The Bank seeks to control IRR by matching assets and liabilities. One tool used to ensure market rate return is variable rate loans. Loans totaling $172.7 million or 45.6% of the total loan portfolio at December 31, 2003 (including loans held for sale) are subject to repricing within one year. Loan maturities in the after five-year category increased to $113.1 million at December 31, 2003 from $95.2 million at December 31, 2002. The reason for this increase was due, for the most part, to increased volume in the commercial loan category.

The Bank is required by FASB 115 to mark to market the Available for Sale investments at the end of each quarter. Mark to market adjustments resulted in a reduction of $1,488,000 in other comprehensive income as reflected in the December 31, 2003 balance sheet. Mark to market adjustments during the year ending December 31, 2002 was positive a $1,146,000. These adjustments were the result of fluctuating interest rates.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Financial Statement Schedules Filed:

Schedules not included:

Schedule I—Securities: See Investment Portfolio (page 28)

Schedule II—Loans to Officers, Directors, Principal Security Holders and any Associates of the Foregoing Persons: See Note 10 of Notes to Consolidated Financial Statements (page 61)

Schedule III—Loans: See Note 4 of Notes to Consolidated Financial Statements (page 56).

Schedule IV—Bank Premises and Equipment: See Note 5 of Notes to Consolidated Financial Statements (page 57)

Schedule V—Investments in, Income From Dividends, and Equity in Earnings or Losses of Subsidiaries and Associated Companies: Not Applicable

Schedule VI—Allowance for Possible Loan Losses: See Note 4 of Notes to Consolidated Financial Statements (page 57).

Independent Auditors’ Report

The Board of Directors

First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Northern Community Bancorp and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, under the prospective method of adoption as of January 1, 2003.

/s/ KPMG LLP

Sacramento, California

January 31, 2004

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands, except share amounts)

	2003	2002
Assets
Cash and due from banks	$33,844	31,188
Federal funds sold	70,915	15,715
Investment securities—available-for-sale (includes securities pledged to creditors with the right to sell or repledge of $4,262 and $9,689, respectively)	50,235	69,958
Loans, net	368,418	312,045
Loans held-for-sale	10,672	42,973
Premises and equipment, net	7,706	7,867
Other assets	16,919	15,475

Total assets	$558,709	495,221

Liabilities and Stockholders’ Equity
Deposits:
Demand	$145,013	127,313
Interest-bearing transaction deposits	76,731	53,945
Savings and MMDAs	157,565	144,960
Time, under $100,000	59,857	63,358

Time, $100,000 and over	59,683	52,665
Total Deposits	498,849	442,241
FHLB Advance and other borrowings	9,573	5,059
Accrued interest payable and other liabilities	3,315	4,479

Total Liabilities	511,737	451,779

Stockholders’ Equity:
Common stock, no par value; 8,000,000 shares authorized; 3,417,257 and 3,237,786 shares issued and outstanding in 2003 and 2002, respectively;	28,193	24,527
Additional paid in capital	977	977
Retained earnings	15,933	14,581
Accumulated other comprehensive income, net	1,869	3,357

Total stockholders’ equity	46,972	43,442

Commitments and contingencies
Total liabilities and stockholders’ equity	$558,709	495,221

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

(in thousands, except share amounts)

	2003	2002	2001
Interest income:
Interest and fees on loans	$26,538	23,734	22,184
Federal funds sold	275	389	643
Investment securities:
Taxable	2,820	3,879	5,592
Nontaxable	693	939	1,105

Total interest income	30,326	28,941	29,524
Interest expense:
Time deposits $100,000 and over	1,027	1,376	2,374
Other deposits	1,815	2,665	5,738
Other borrowings	267	196	206

Total interest expense	3,109	4,237	8,318

Net interest income	27,217	24,704	21,206
Provision (reversal of provision) for loan losses	2,230	521	(308)

Net interest income after provision (reversal of provision) for loan losses	24,987	24,183	21,514
Other operating income:
Service charges on deposit accounts	1,772	1,657	1,614
Net realized gains (losses) on available-for-sale securities	793	462	(236)
Net realized gains on loans held-for-sale	2,391	774	740
Net realized gains on other real estate owned	59	4	—
Other income	2,145	2,075	1,407

Total Other Operating Income	7,160	4,972	3,525

Other operating expenses:
Salaries and employee benefits	13,760	12,637	10,354
Occupancy and equipment	3,090	2,842	2,378
Data processing	1,040	767	594
Stationery and supplies	521	569	496
Advertising	409	422	301
Directors fees	120	114	114
Other	3,851	3,215	2,699

Total other operating expenses	22,791	20,566	16,936

Income before income tax expense	9,356	8,589	8,103
Provision for income tax expense	3,245	2,871	2,774

Net income	$6,111	5,718	5,329

Basic income per share	$1.69	1.55	1.40

Diluted income per share	$1.65	1.51	1.37

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2003, 2002 and 2001

(in thousands, except share amounts)

Description	Common Stock		Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amounts
Balance at December 31, 2000	3,070,949	$22,784		977	12,036	740	36,537
Comprehensive income:
Net income			$5,329		5,329		5,329

Other comprehensive income:
Unrealized holding gains arising during the current period, net of tax effect of $886			1,329
Reclassification adjustment due to losses realized, net of tax effect of $95			142

Total other comprehensive income, net of tax effect of $981			1,471			1,471	1,471

Comprehensive income			$6,800

6% stock dividend	183,908	3,126			(3,126)		—
Cash in lieu of fractional shares					(7)		(7)
Common shares issued, including tax benefits	55,189	494					494
Stock repurchase and retirement	(118,582)	(2,268)					(2,268)

Balance at December 31, 2001	3,191,464	$24,136		977	14,232	2,211	41,556
Comprehensive income:
Net income			$5,718		5,718		5,718

Other comprehensive income:
Unrealized holding gains arising during the current period, net of tax effect of $948			1,423
Reclassification adjustment due to losses realized, net of tax effect of $185			(277)

Total other comprehensive income, net of tax effect of $763			1,146			1,146	1,146

Comprehensive income			$6,864

6% stock dividend	190,253	5,356			(5,356)		—
Cash in lieu of fractional shares					(13)		(13)
Common shares issued, including tax benefits	82,902	1,018					1,018
Stock repurchase and retirement	(226,833)	(5,983)					(5,983)

Balance at December 31, 2002	3,237,786	$24,527		977	14,581	3,357	43,442
Comprehensive income:
Net income			$6,111		6,111		6,111
Other comprehensive income:
Unrealized holding gains arising during the current period, net of tax effect of $1,309			(1,962)
Reclassification adjustment due to losses realized, net of tax effect of $317			474

Total other comprehensive income, net of tax effect of $992			(1,488)			(1,488)	(1,488)

Comprehensive income			$4,623

6% stock dividend	193,701	4,746			(4,746)		—
Cash in lieu of fractional shares					(13)		(13)
Stock-based compensation and related tax benefits		182					182
Common shares issued, including tax benefits	53,595	418					418
Stock repurchase and retirement	(67,825)	(1,680)					(1,680)

Balance at December 31, 2003	3,417,257	$28,193		977	15,933	1,869	46,972

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(in thousands, except share amounts)

	2003	2002	2001
Cash flows from operating activities:
Net income	$6,111	5,718	5,329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of provision) for loan losses	2,230	521	(308)
Depreciation and amortization	1,262	1,165	940
Accretion and amortization, net	91	213	57
Net realized (gains) losses on available-for-sale securities	(793)	(462)	236
Net realized gains on loans held-for-sale	(1,663)	(774)	(740)
Gain on sale of OREO	(59)	(4)	—
Gain on sale of bank premises and equipment	—	(30)	—
(Benefit from) provision for deferred income taxes	(610)	(613)	624
Proceeds from sales of loans held-for-sale	188,879	102,458	92,064
Originations of loans held-for-sale	(154,915)	(133,978)	(94,115)
Increase in deferred loan origination fees	172	128	340
Decrease (increase) in accrued interest receivable and other assets	45	(2,968)	(7,486)
Increase in accrued interest payable and other liabilities	3,350	3,076	1,148

Net cash provided by (used in) operating activities	44,100	(25,550)	(1,911)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	10,593	12,422	11,315
Proceeds from sales of available-for-sale securities	5,002	15,971	30,283
Principal repayments on available-for-sale securities	2,730	3,314	2,405
Purchase of available-for-sale securities	(379)	(2,710)	(12,003)
Net increase in loans	(58,775)	(54,022)	(49,464)
Purchases of bank premises and equipment	(807)	(2,041)	(1,220)
Proceeds from bank premises and equipment	—	100	—
Proceeds from sale of other real estate owned	59	4	—

Net cash used in investing activities	(41,577)	(26,962)	(18,684)

Cash flows from financing activities:
Net increase in deposits	56,608	50,426	42,036
Cash dividends paid in lieu of fractional shares	(13)	(13)	(7)
Common stock issued	418	665	494
Repurchase of common stock	(1,680)	(5,983)	(2,268)

Net cash provided by financing activities	55,333	45,095	40,255

Net change in cash and cash equivalents	57,856	(7,417)	19,660
Cash and cash equivalents at beginning of year	46,903	54,320	34,660

Cash and cash equivalents at end of year	$104,759	46,903	54,320

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

(in thousands, except share amounts)

(1)    Summary of Significant Accounting Policies

First Northern Community Bancorp (the “Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (the Bank), a California state chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer and El Dorado Counties. All intercompany transactions between the Company and the Bank have been eliminated in consolidation.

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

Derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and hedging activities, are recognized as either assets or liabilities in the statement of financial position and measured at fair value. The Company does not hold any derivatives at December 31, 2003 and 2002.

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

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties. Interest is generally accrued on such loans in accordance with the new terms.

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

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses. The FDIC may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during twelve months ended December 31, 2003 for cash proceeds equal to the fair value of the loans.

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

At December 31, 2003, the Company had $10,672,000 mortgage loans held for sale. At December 31, 2003 and December 31, 2002, the Company serviced real estate mortgage loans for others of $98,200,000 and $67,775,000, respectively.

Mortgage servicing rights as of December 31, 2003 were $675,908. The balance as of December 31, 2002 was not significant.

(j)    Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(k)    Stock Option Plan

During the first quarter of fiscal 2003, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the prospective method of adoption selected by the Company, stock-based employee compensation recognized for all stock options granted after January 1, 2003 is based on the fair value recognition provisions of Statement 123. For stock options issued prior to January 1, 2003, the Company is using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period

The following table presents basic and diluted EPS for the periods ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Net income As reported	$6,111	5,718	5,329
Add: Stock-based employee compensation included in reported net income, net of related tax effects	$109	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(238)	(235)	(214)

Net income Pro forma under SFAS No. 123	$5,982	5,483	5,115

Basic earnings per share:
As reported	$1.69	1.55	1.40

Pro forma under SFAS No. 123	$1.65	1.48	1.35

Diluted earnings per share:
As reported	$1.65	1.51	1.37

Pro forma under SFAS No. 123	$1.61	1.44	1.31

The weighted average fair value at date of grant for options granted during the years ended December 31, 2003, 2002 and 2001, was $6.73, $6.92 and $6.90 per share, respectively. The fair value of each option grant was estimated on the date of the grant using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	23.80%	21.89%	22.36%
Risk-free interest rate	3.43%	3.24%	4.84%
Expected term in years	5.73	5.67	9.00

(l)    Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. See “Outstanding Shares and Earnings Per Share” Note 9 of Notes to Consolidated Financial Statements (page 61).

(m)    Comprehensive Income

Accounting principles generally accepted in the United States require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gain and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

(o)    Impact of Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities (“VIE”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have a material impact on the Financial Statements.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

(p)    Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

(2)    Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities. No aggregate reserves were required at December 31, 2003 and 2002. The Bank has met its average reserve requirements during 2003 and 2002 and the minimum required balance at December 31, 2003 and 2002.

(3)    Investment Securities

The amortized cost and estimated market values of investments in debt and other securities at December 31, 2003 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value
Investment securities available for sale:
U.S. Treasury securities	$500	16	—	516
Securities of U.S. government agencies and corporations	11,481	546	—	12,027
Obligations of U.S. corporations	—	—	—	—
Obligations of states and political subdivisions	31,934	2,497	—	34,431
Mortgage backed securities	1,846	57	—	1,903

Total debt securities	45,761	3,116	—	48,877
Other securities	1,358	—	—	1,358

	$47,119	3,116	—	50,235

The amortized cost and estimated market values of investments in debt and other securities at December 31, 2002 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value
Investment securities available for sale:
U.S. Treasury securities	$1,000	35	—	1,035
Securities of U.S. government agencies and corporations	13,470	1,082	—	14,552
Obligations of U.S. corporations	529	317	—	846
Obligations of states and political subdivisions	43,749	4,063	—	47,812
Mortgage backed securities	4,636	98	—	4,734

Total debt securities	63,384	5,595	—	68,979
Other securities	979	—	—	979

	$64,363	5,595	—	69,958

The Bank is a member of the Federal Home Loan Bank (“FHLB”), which requires ownership of its stock, which is carried at cost. The balance of the Bank’s investment in FHLB stock, which is included in other securities, was $1,248 and $869 as of December 31, 2003 and 2002, respectively.

Gross realized gains from sales of available-for-sales securities were $793, $477, and $542 for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized losses from sales of available-for-sale securities were $-0-, $15 and $426 for the years ended December 31, 2003, 2002 and 2001, respectively. During the year ended December 31, 2001, a loss of $352 was recognized due to an other than temporary decline in the market value of one of the Bank’s available-for-sale securities.

The amortized cost and estimated market value of debt and other securities at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated market value
Due in one year or less	$8,146	8,286
Due after one year through five years	30,474	32,937
Due after five years through ten years	6,173	6,592
Due after ten years	2,326	2,420

	$47,119	50,235

Investment securities carried at $19,475 and $22,373 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)    Loans

The composition of the Bank’s loan portfolio at December 31, is as follows:

	2003	2002
Commercial	$90,917	78,806
Agriculture	33,493	32,721
Real estate:
Mortgage	178,722	147,759
Commercial and Construction	69,881	55,443
Installment and other loans	4,973	6,115

	377,986	320,844
Allowance for loan losses	(7,738)	(7,285)
Net deferred origination fees	(1,830)	(1,514)

Loans, net	$368,418	312,045

As of December 31, 2003, approximately 19% of the Bank’s loans are for real estate construction. Additionally 47% of the Bank’s loans are mortgage type loans which are secured by residential real estate. Approximately 33% of the Bank’s loans are for general commercial uses including professional, retail, agricultural and small businesses. Generally, real estate loans are secured by real property and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans. The Bank’s access to this collateral is through foreclosure and/or judicial procedures. The Bank’s exposure to credit loss if the real estate or other security proved to be of no value is the outstanding loan balance.

Loans that were sold and were being serviced by the Bank totaled approximately $98,200 and $68,000 at December 31, 2003 and 2002, respectively.

Effective September 12 and October 21, 2003, the Bank transferred approximately $1,717 and $1,980, respectively, from their loans held for sale portfolio to their loans held to maturity portfolio.

Nonaccrual loans totaled approximately $3,877, $552, and $530 at December 31, 2003, 2002 and 2001, respectively. If interest on these non-accrual loans had been accrued, such income would have approximated $228, $76, and $52 during the years ended December 31, 2003, 2002 and 2001, respectively.

The Bank did not restructure any loans in 2003 or 2002.

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. Impaired loans totaled approximately $3,877 and $552 at December 31, 2003 and 2002, respectively, and had related valuation allowances of approximately $425, and $42 at December 31, 2003 and 2002, respectively. The average outstanding balance of impaired loans was approximately $4,701, $872, and $602, on which $164, $1, and $22 of interest income was recognized for the years ended December 31, 2003, 2002 and 2001, respectively.

Loans in the amount of $-0- and $407 at December 31, 2003 and 2002, respectively, were pledged to secure potential borrowings from the Federal Reserve Bank.

Loans in the amount of $39,970 and $52,612 at December 31, 2003 and 2002, respectively, were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

	2003	2002	2001
Balance, beginning of year	$7,285	6,926	7,228
Provision (reversal of provision) for loan losses	2,230	521	(308)
Loans charged-off	(1,909)	(329)	(154)
Recoveries of loans previously charged-off	132	167	160

Balance, end of year	$7,738	7,285	6,926

(5)    Premises and Equipment

Premises and equipment consist of the following at December 31:

	2003	2002
Land	$1,478	1,478
Buildings	4,454	4,454
Furniture and equipment	8,342	8,068
Leasehold improvements	1,380	1,613

	15,654	15,613
Less accumulated depreciation	7,948	7,746

	$7,706	7,867

Depreciation and amortization expense, included in occupancy and equipment expense, is $1,262, $1,165, and $940 for the years ended December 31, 2003, 2002 and 2001, respectively.

(6)    Other Assets

Other assets consisted of the following at December 31:

	2003	2002
Accrued interest	$2,474	2,945
Software, net of amortization	456	347
Officer’s Life Insurance	8,545	8,174
Prepaid and other	3,068	1,873
Investment in Limited Partnerships	2,148	2,290
Deferred tax assets (liabilities), net	228	(154)

	$16,919	15,475

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

The Bank did not hold any other real estate owned (OREO) as of December 31, 2003, 2002 and 2001 and had no allowance for losses on OREO recorded for these periods.

(7)    Supplemental Compensation Plans

SALARY CONTINUATION AND RELATED SPLIT DOLLAR PLAN FOR CERTAIN OFFICERS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

On July 19, 2001, the Company and the Bank approved a salary continuation and related split dollar plan for certain officers for the provision of death, disability and retirement benefits. The Salary Continuation Plan is intended to provide certain officers with an annual benefit for 10 years at the normal retirement age of 65. This is a non-qualified plan funded with bank owned life insurance policies taken on the life of the officer with a split-dollar endorsement to provide each officer’s survivor with a tax-free distribution. The Company will accrue for the compensation based on anticipated years of service and the vesting schedule. The Salary Continuation benefits will be funded by benefit accruals under the plan in the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. The cash surrender value of the related insurance policies as of December 31, 2003 and 2002 totaled $3,911,000 and $3,744,000, respectively. The accrued liability for the plan as of December 31, 2003 and 2002 totaled $468,000 and $216,000, respectively. The expenses for the plan as of December 31, 2003, 2002 and 2001 totaled $252,000, $216,000 and $-0-, respectively.

DIRECTOR RETIREMENT PLAN WITH RELATED SPLIT DOLLAR PLAN FOR ALL DIRECTORS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

On July 19, 2001, the Company and the Bank approved a director retirement plan and related split dollar plan for all directors for the provision of death, disability and retirement benefits. The director retirement plan is intended to provide directors with an annual benefit of $15,000 for 10 years at the normal retirement age of 65. This is a non-qualified plan funded with bank owned life insurance policies taken on the life of the director with a split-dollar endorsement to provide each director’s survivor with a tax-free distribution. The Company will accrue for the retirement benefit based on anticipated years of service and the vesting schedule. The director retirement benefits will be funded by benefit accruals under the plan in the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. The cash surrender value of the related insurance policies as of December 31, 2003 and 2002 totaled $1,962,000 and $1,880,000, respectively. The accrued liability for the plan as of December 31, 2003 and 2002 totaled $193,000 and $144,000, respectively. The expenses for the plan as of December 31, 2003, 2002 and 2001 totaled $64,000, $118,000 and $38,000, respectively.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN—2001 EXECUTIVE DEFERRAL PLAN.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan—2001 Executive Deferral Plan previously called “1995 Executive Deferral Plan” for certain officers to provide them the ability to make elective deferrals of compensation due to tax-law limitations on benefit levels under qualified plans. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The plan is a nonqualified plan funded with bank owned life insurance policies taken on the life of the officer. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125,000, which is reported in other assets. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2003 and 2002 totaled $2,589,000 and $2,471,000, respectively. The accrued liability for the plan as of December 31, 2003 and 2002 totaled $244,000 and $152,000, respectively. The expenses for the plan as of December 31, 2003, 2002 and 2001 totaled $22,000, $16,000 and $21,000, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN—2001 DIRECTOR DEFERRAL PLAN.

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan—2001 Director Deferral Plan for directors to provide them the ability to make elective deferrals of fees. Deferred amounts earn interest at annual rate determined by the Bank’s Board. The plan is a nonqualified plan funded with bank owned life insurance policies taken on the life of the director. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2003 and 2002 totaled $83,000 and $79,000, respectively. The accrued liability for the plan as of December 31, 2003 and 2002 totaled $6,584 and $2,141, respectively. The expenses for the plan as of December 31, 2003, 2002 and 2001 totaled $443, $141 and $-0-, respectively.

(8)    Income Taxes

The provision for income tax expense consists of the following for the years ended December 31:

	2003	2002	2001
Current:
Federal	$1,868	2,576	1,468
State	767	908	682

	2,635	3,484	2,150

Deferred:
Federal	665	(439)	424
State	(55)	(174)	200

	610	(613)	624

	$3,245	2,871	2,774

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 consist of:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$2,829	2,412
Deferred compensation	79	65
Retirement compensation	296	162
Current state franchise taxes	308	296
Other	5	392

Total deferred tax assets	3,517	3,327

Deferred tax liabilities:
Fixed assets	1,619	884
State franchise taxes	200	181
Other	224	178
Investment securities unrealized gains	1,246	2,238

Total deferred tax liabilities	3,289	3,481

Net deferred tax assets (liabilities)	$228	(154)

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2003	2002	2001
Income tax expense at statutory rates	$3,193	2,920	2,755
Reduction for tax exempt interest	(236)	(319)	(376)
State franchise tax, net of federal income tax benefit	669	618	582
CSV of life insurance	(126)	(138)	(44)
Other	(255)	(210)	(143)

	$3,245	2,871	2,774

(9)    Outstanding Shares and Earnings Per Share

On January 22, 2004, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2004. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

Earnings Per Share (“EPS”)

Basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 were computed as follows:

	2003	2002	2001
Basic earnings per share:
Net income	$6,111	5,718	5,329

Weighted average common shares outstanding	3,620,874	3,691,355	3,798,373

Basic EPS	$1.69	1.55	1.40

Diluted earnings per share:
Net income	$6,111	5,718	5,329

Denominator:
Weighted average common shares outstanding	3,620,874	3,691,355	3,798,373
Effect of dilutive options	84,398	107,020	100,227

	3,705,272	3,798,375	3,898,600

Diluted EPS	$1.65	1.51	1.37

(10)    Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $2,266 and $1,635 at December 31, 2003 and 2002, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2003	2002	2001
Outstanding balance, beginning of year	$887	335	278
Credit granted	1,501	963	604
Repayments	(1,201)	(411)	(547)

Outstanding balance, end of year	$1,187	887	335

(11)    Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 12 months and 1,000 hours of service are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the statements of income, were $1,097, $999 and $870 in 2003, 2002 and 2001, respectively.

(12)    Stock Compensation Plans

Fixed Stock Option Plans

The Company has two fixed stock option plans. Under the 2000 Employee Stock Option Plan, the Company may grant options to an employee for an amount up to 25,000 shares of common stock each year. There are 695,939 shares authorized under the plan. The plan will terminate February 27, 2007. The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings or duration of the option. Options are granted at the fair value of the related common stock on the date of grant.

Under the 2000 Outside Directors Nonstatutory Stock Option Plan, the Company may grant options to an outside director for an amount up to 8,350 shares of common stock during the director’s lifetime. There are 208,779 shares authorized under the Plan. The Plan will terminate February 27, 2007. The exercise price of each option equals the fair value of the Company’s stock on the date of grant, and an option’s maximum term is five years. Options vest at the rate of 20% per year beginning on the grant date. Other than a grant of 7,432 shares to a new director, any future grants require shareholder approval.

Stock option activity for the employee and outside director’s stock option plans during the periods indicated is as follows:

	Employee stock option plan		Outside directors stock option plan
	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price
Balance at December 31, 2000	229,874	$10.48	81,815	$9.05
Granted	69,079	14.27	—	—
Exercised	(40,219)	10.08	(24,970)	9.89

Balance at December 31, 2001	258,734	11.56	56,845	9.17
Granted	53,933	23.14	—	—
Exercised	(43,811)	9.81	(48,497)	8.80

Balance at December 31, 2002	268,856	14.08	8,348	11.28
Granted	50,350	22.17	—	—
Exercised	(54,771)	10.82	(6,679)	11.28

Balance at December 31, 2003	264,435	$16.30	1,669	$11.28

The 2000 Employee Stock Option Plan permits stock-for-stock exercises of shares. During 2003, employees tendered 17,558 (adjusted for stock options exercised in January and February 2003) mature shares in stock-for-stock exercises. Matured shares are those held by employees longer than six months.

At December 31, 2003, the range of exercise prices for all outstanding options ranged from $10.18 to $23.14. The following table provides certain information with respect to stock options outstanding at December 31, 2003:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual life
Under $11.00	93,225	$10.63	5.29
$11.00 to $12.00	1,669	11.28	1.13
$12.00 to $16.00	66,930	14.27	7.01
$16.00 and over	104,280	22.67	8.49

	266,104	$16.27	6.95

Options exercisable as of December 31 were 152,818 in 2003, 149,178 in 2002, and 167,514 shares in 2001, at a weighted-average exercise price of $14.08, $12.88, and $11.67, respectively.

The following table provides certain information with respect to stock options exercisable at December 31, 2003:

Range of exercise prices	Stock options exercisable	Weighted average exercise price
Under $11.00	81,868	$10.63
$11.00 to $16.00	39,304	14.27
$16.00 and over	31,646	22.67

	152,818	$14.08

Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, the Company is authorized to issue to an eligible employee shares of common stock. There are 695,939 shares authorized under the Plan. The Plan will terminate February 27, 2007. The Plan is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period. Approximately 60 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2002 and will end November 22, 2004. At the annual stock purchase date, November 23, 2003, there were $183,738 in contributions, and 9,703 shares were purchased at an average price of $18.80, totaling $182,436.

(13)    Short Term and Long-Term Borrowings

Short-term debt at December 31, 2003, consisted of secured borrowings from the U.S. Treasury in the amount of $1,260,000. The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as investment and mortgage-backed securities and mortgage loans. At December 31, 2003, the Company had a current borrowing capacity with the FHLB of $12,300,000. The Company also has unsecured formal lines of credit totaling $20,700,000 with correspondent banks and borrowing capacity of $2,000,000 with the Federal Reserve Bank (loans and discounts), which is fully collateralized, with a pledge of U.S. Treasury Securities.

Long-term debt at December 31, 2003, consisted of a 5.29 percent fixed-rate, amortizing advance of $5,000,000 and a 2.67 percent fixed-rate advance of $3,313,000 from the Federal Home Loan Bank (“FHLB”). The 5.29 percent advance matures on March 15, 2006. The scheduled principal payments on the note for the next three years total, $75,709 in 2004, $80,180 in 2005 and $3,143,155 in 2006. The prepayment fee applicable to the advance is equal to the present value of the cash flow differences between the initial matched maturity rate and the current matched maturity rate, plus the present value of 5 basis points per annum, with both applied against the remaining principal balance amortization schedule of the Advance amount being repaid. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying residential mortgage loans. The purpose of the advance was to offset the interest rate risk associated with a loan with similar payment characteristics. The 2.67 percent fixed-rate advance matures May 27, 2008. The scheduled payments on the note for the next five years are monthly interest and principal of $5,000,000 due at maturity. The prepayment fee applicable to the advance is the greater of zero or the amount equal to the sum of the present value of the change in the FHLB’s cost of funding the advance applied against the principal amount being prepaid through the scheduled maturity date, plus the present value of 10 basis points per annum applied against the principal amount being prepaid through the scheduled maturity date. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying residential mortgage loans.

(14)    Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options. Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $808, $705, and $570 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ended December 31:
2004	$715
2005	686
2006	516
2007	374
2008	243
Thereafter	583

$3,117

At December 31, 2003, the aggregate maturities for time deposits are as follows:

Year ended December 31:
2004	$107,368
2005	10,367
2006	1,168
2007	475
2008	162
Thereafter	—

$119,540

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

Financial instruments, whose contract amounts represent credit risk at December 31, are as follows:

	2003	2002
Undisbursed loan commitments	$156,461	126,692
Standby letters of credit	8,763	1,346
Commitments to sell loans	—	—

	$165,224	128,038

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

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2003 there was $80 issued in financial standby letters of credit and the Bank carried no liability. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2003 there was $8,683 issued in performance standby letters of credit and the Bank carried no liability. The terms of the guarantees will expire primarily in 2004. The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2003, the Company has no off-balance sheet derivatives requiring additional disclosure.

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

Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2003 and 2002, respectively, as set forth in the following tables:

	The Company
	2003		2002
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$50,657	11.3%	$44,883	11.8%

Tier I Capital (to Risk Weighted Assets)	45,035	10.1%	40,085	10.5%

Tier I Leverage Capital (to Average Assets)	45,035	8.2%	40,085	8.2%

	The Bank
	2003		2002
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$50,095	11.2%	$43,693	11.5%

Tier I Capital (to Risk Weighted Assets)	44,473	9.9%	38,895	10.2%

Tier I Leverage Capital (to Average Assets)	44,473	8.1%	38,895	7.9%

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

Deposit Liabilities

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.

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

The estimated fair values of the Company financial instruments are approximately as follows:

	2003		2002
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and federal funds sold	$104,759	104,759	46,903	46,903
Investment securities	50,235	50,235	69,958	69,958
Loans:
Net loans	368,418	365,504	312,045	310,366
Loans held for sale	10,672	10,672	42,973	42,973
Financial liabilities:
Deposits	498,849	442,188	442,241	400,567

	2003
	Contract amount	Carrying amount	Fair value
Unrecognized financial instruments:
Commitments to extend credit	$156,461	751	1,173

Standby letters of credit	$8,763	—	88

Commitments to sell loans	$—	—	—

	2002
	Contract amount	Carrying amount	Fair value
Unrecognized financial instruments:
Commitments to extend credit	$126,692	608	950

Standby letters of credit	$1,346	—	13

Commitments to sell loans	$—	—	—

(18)    Supplemental Statements of Cash Flows Information

Supplemental disclosures to the Statements of Cash Flows for the years ended December 31, are as follows:

	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,166	4,443	8,413

Income taxes	$4,755	2,346	3,138

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	$4,746	5,356	3,126

Loans held for sale transferred to loans	$3,697	14,395	—

Tax Benefit for Stock Options	$—	353	—

(19)    Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,
2003:
Interest income	$7,543	7,505	7,890	7,388
Net interest income	6,756	6,756	7,108	6,597
Provision (reversal of provision) for loan losses	670	570	320	670
Other operating income	1,963	2,110	1,450	1,637
Other operating expense	5,642	5,867	5,798	5,484
Income before taxes	2,407	2,429	2,440	2,080
Net income	1,573	1,583	1,584	1,371
Basic earnings per share	.43	.44	.44	.38
Diluted earnings per share	.42	.43	.43	.37

2002:
Interest income	$6,724	7,110	7,404	7,703
Net interest income	5,511	6,042	6,375	6,776
Reversal of provision for loan losses	—	—	270	251
Other operating income	1,020	1,147	1,533	1,272
Other operating expense	4,648	5,063	5,319	5,536
Income before taxes	1,883	2,126	2,319	2,261
Net income	1,260	1,392	1,564	1,502
Basic earnings per share	.33	.38	.42	.42
Diluted earnings per share	.32	.36	.42	.41

(20)    Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents a summary balance sheet as of December 31, 2003 and summary statements of operations and cash flows information for the years ended December 31, 2003, 2002 and 2001.

Balance Sheet	2003	2002
Assets
Cash	$562	1,191
Investment in wholly owned subsidiary	46,410	42,251
Other assets	—	—

Total assets	$46,972	43,442

Liabilities and stockholders’ equity
Stockholders’ equity	46,972	43,442

Total liabilities and stockholders’ equity	$46,972	43,442

Statement of Operations	2003	2002	2001
Dividends from subsidiary	$500	5,500	2,482
Other operating expenses	(59)	(41)	(32)
Income tax benefit	24	17	13

Income before undistributed earnings of subsidiary	465	5,476	2,463
Equity in undistributed earnings of subsidiary	5,646	242	2,866

Net income	$6,111	5,718	5,329

Statement of Cash Flows	2003	2002	2001
Net income	$6,111	5,718	5,329
Adjustments to reconcile net income to net cash provided by operating activities
Decrease (increase) in other assets	(1)	13	(2)
Equity in undistributed earnings of subsidiary	(5,646)	(242)	(2,866)

Net cash provided by operating activities	464	5,489	2,461
Cash flows from financing activities:
Common stock issued	600	1,018	494
Stock repurchases	(1,680)	(5,983)	(2,268)
Cash in lieu of fractional shares	(13)	(13)	(7)

Net cash used in financing activities	(1,093)	(4,978)	(1,781)

Net change in cash	(629)	511	680
Cash at beginning of year	1,191	680	—

Cash at end of year	$562	1,191	680

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s disclosure controls and procedures have been designed to meet and management believes that they meet reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

(b) Changes in internal control over financial reporting

During the year last fiscal quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for the 2004 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management,” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors”.

The Company has adopted a Code of Conduct, which complies with the Code of Ethics requirements of the Securities and Exchange Commission. A copy of the Code of Conduct is posted on the Company’s website, or is available, without charge, upon the written request of any shareholder directed to Lynn Campbell, Corporate Secretary, First Northern Community Bancorp, 195 North First Street, Dixon, California 95620. The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to directors, on its website. The Company’s website address is www.thatsmybank.com.

ITEM 11—EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein to the sections of the Company’s proxy statement for the 2004 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Report of Compensation Committee of the Board of Directors on Executive Compensation,” and “Executive Compensation.”

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2004 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors”.

Stock Purchase Equity Compensation Plan Information

The following table shows the equity compensation plans approved by security holders. The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans as of December 31, 2003. The plans included in this table are the FNC Bancorp 2000 Stock Option Plan and the FNC Bancorp Outside Director 2000 Non-statutory Stock Option Plan. See “Stock Compensation Plans” Note 12 of Notes to Consolidated Financial Statements (page 62).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
	(a)	(b)	(a) (c)
Equity compensation plans approved by security holders	266,104	$16.27	416,346

Equity compensation plans not approved by security holders	—	—	—

Total	266,104	$16.27	416,346

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2003 Annual Meeting of Shareholders entitled “Report of Compensation Committee of the Board of Directors on Executive Compensation”, “Indebtedness of Management,” “Indebtedness of Certain Directors” and “Transactions with Management.”

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for the 2004 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	Financial Statements and Financial Statement Schedules:

Reference is made to the Index to Financial Statements under Item 8 in Part II of this Form 10-K

(B)	Reports on Form 8-K:

(1)	A report on Form 8-K was filed on November 3, 2003, to report under Item 7, Exhibit 99.1 the press release on First Northern Community Bancorp’s third quarter 2003 earnings and to report under Item 9 Regulation FD Disclosures.

(C)	Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3(i) of Registrant’s Current Report on Form 8-K 12(g)(3) on May 24, 2000

3.3	By-laws of the Company – incorporated herein by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K 12(g)(3) on May 24, 2000

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.2	First Northern Community Bancorp Outside Directors 2000 Nonstatutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.3	First Northern Community Bancorp 2000 Employee Stock Purchase Plan – incorporated herein by Reference to Exhibit 4.5 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.4	First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form S-8 on May 25, 2000 *

10.5	First Northern Community Bancorp 2000 Outside Directors 2000 Nonstatutory Stock Option Plan Forms “Nonstatutory Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-8 May 25, 2000 *

10.6	First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” – incorporated herein by reference to Exhibit 4.6 of Registration Statement on Form S-8 on May 25, 2000 *

10.7	Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish – incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.8	Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum – incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.9	Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Louise Walker – incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.10	Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker – incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.11	Form of Director Retirement and Split Dollar Agreements between Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.12	Form of Salary Continuation and Split Dollar Agreement between Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

11	Statement of Computation of Per Share Earnings (See Page 53 of this Form 10-K)

21	Subsidiaries of the Company

23.1	Consent of independent auditor

24	Power of Attorney (See Page 76 of this Form 10-K)

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

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

Name	Title	Date

/s/ OWEN J. ONSUM Owen J. Onsum	President/Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2004

/s / LOUISE A. WALKER Louise A. Walker	Senior Vice President/Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ STANLEY R. BEAN Stanley R. Bean	Vice President/Controller	March 15, 2004

/s/ LORI J. ALDRETE Lori J. Aldrete	Director	March 15, 2004

/s/ FRANK J. ANDREWS, JR. Frank J. Andrews, Jr.	Director and Chairman of the Board	March 15, 2004

/s/ JOHN M. CARBAHAL John M. Carbahal	Director	March 15, 2004

/s/ GREGORY DUPRATT Gregory DuPratt	Director and Vice Chairman of the Board	March 15, 2004

/s/ JOHN F. HAMEL John F. Hamel	Director	March 15, 2004

/s/ DIANE P. HAMLYN Diane P. Hamlyn	Director	March 15, 2004

/s/ FOY S. MCNAUGHTON Foy S. McNaughton	Director	March 15, 2004

/s/ DAVID W. SCHULZE David W. Schulze	Director	March 15, 2004