Form 10-Q
period 2004-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2004-05-10
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number 000-30707

First Northern Community Bancorp

(Exact name of Registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N. First St., Dixon, CA

(Address of principal executive offices)

95620

(Zip Code)

707-678-3041

(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 6, 2004, there were 3,622,892 shares of Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
ASSETS

Cash and due from banks	$32,861	$33,844
Federal funds sold	76,130	70,915
Investment securities - available for sale	46,135	50,235
Loans, net of allowance for loan losses of $7,752 at March 31, 2004 and $7,738 at December 31, 2003	362,378	368,418
Loans held for sale	15,345	10,672
Premises and equipment, net	7,577	7,706
Other Real Estate Owned	571	—
Accrued Interest receivable and other assets	15,935	16,919

TOTAL ASSETS	$556,932	$558,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$140,886	$145,013
Interest-bearing transaction deposits	60,079	76,731
Savings & MMDA’s	166,866	157,565
Time, under $100,000	59,885	59,857
Time, $100,000 and over	64,235	59,683

Total deposits	491,951	498,849
FHLB Advance and other borrowings	14,923	9,573
Accrued interest payable and other liabilities	1,679	3,315

TOTAL LIABILITIES	508,553	511,737

Stockholders’ equity
Common stock, no par value; 8,000,000 shares authorized; 3,627,431 shares issued and outstanding at March 31, 2004 and 3,417,257 shares issued and outstanding at December 31, 2003	33,673	28,193
Additional paid in capital	977	977
Retained earnings	11,781	15,933
Accumulated other comprehensive income	1,948	1,869

TOTAL STOCKHOLDERS’ EQUITY	48,379	46,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,932	$558,709

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Interest Income
Loans	$6,429	$6,558
Federal funds sold	145	29
Investment securities
Taxable	531	766
Non-taxable	157	190

Total interest income	7,262	7,543

Interest Expense
Deposits	707	739
Other borrowings	67	48

Total interest expense	774	787

Net interest income	6,488	6,756
Provision for loan losses	305	670

Net interest income after provision for loan losses	6,183	6,086

Other operating income
Service charges on deposit accounts	415	440
Gains on available for sale securities transactions	—	311
Gains on other real estate owned	—	47
Gains on sales of loans	142	625
Alternative investment income	93	32
ATM fees	65	43
Mortgage brokerage income	96	214
Loan servicing income	103	44
Other income	226	207

Total other operating income	1,140	1,963

Other operating expenses
Salaries and employee benefits	3,052	3,595
Occupancy and equipment	795	749
Data processing	247	238
Stationery and supplies	107	128
Advertising	64	74
Directors’ fees	29	29
Other	903	829

Total other operating expense	5,197	5,642

Income before income tax expense	2,126	2,407
Provision for income tax expense	729	834

Net income	$1,397	$1,573

Basic Income per share	$0.39	$0.43

Diluted Income per share	$0.37	$0.42

See notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands, except share amounts)

Description	Common Stock		Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amounts
Balance at December 31, 2003	3,417,257	$28,193		977	15,933	1,869	46,972

Comprehensive income:
Net income			$1,397		1,397		1,397

Other comprehensive income:
Unrealized holding gains arising during the current period, net of tax effect of $53			79

Total other comprehensive income, net of tax effect of $53			79			79	79

Comprehensive income			$1,476

6% stock dividend	205,107	5,537			(5,537)		—
Cash in lieu of fractional shares					(12)		(12)
Stock-based compensation and related tax benefits		142					142
Common shares issued	17,368	134					134
Stock repurchase and retirement	(12,301)	(333)					(333)

Balance at March 31, 2004	3,627,431	$33,673		977	11,781	1,948	48,379

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Operating Activities
Net Income	$1,397	$1,573
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	318	316
Provision for loan losses	305	670
Gain on available for sale securities	—	(311)
Gain on sale of loans	(142)	(625)
Gain on sale of OREO	—	(47)
Proceeds from sales of loans held-for-sale	10,377	44,822
Originations of loans held-for-sale	(14,908)	(43,853)
Decrease (increase) in accrued interest receivable and other assets	1,073	(599)
Decrease in accrued interest payable and other liabilities	(1,636)	(2,605)

Net cash used in operating activities	(3,216)	(659)

Investing Activities
Net decrease in investment securities	4,232	2,916
Net decrease (increase) in loans	5,735	(1,549)
Net increase in OREO	(571)	—
Purchases of premises and equipment, net	(189)	(522)

Net cash provided by investing activities	9,207	845

Financing Activities
Net (decrease) increase in deposits	(6,898)	6,550
Net increase (decrease) in FHLB advances	5,350	(17)
Cash dividends paid	(12)	(13)
Stock Options Exercised	134	57
Repurchase of stock	(333)	(452)

Net cash (used in) provided by financing activities	(1,759)	6,125

Net increase in cash and cash equivalents	4,232	6,311
Cash and cash equivalents at beginning of period	104,759	46,903

Cash and cash equivalents at end of period	$108,991	$53,214

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$793	$824
Income Taxes	$—	$1,930

Supplemental disclosures of noncash investing and financing activities:
Stock plan accruals	$51	$94
Tax benefit for stock options	$91	$—
Stock dividend distributed	$5,537	$4,746

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and December 31, 2003

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in First Northern Community Bancorp’s (the “Company”) Annual Report to shareholders and Form 10-K for the year ended December 31, 2003. All material intercompany balances and transactions have been eliminated in consolidation.

2.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three-month periods ended March 31, 2004 and 2003 and for the year ended December 31, 2003 were as follows (in thousands):

	Three months ended March 31,		Year ended December 31, 2003
	2004	2003
Balance, beginning of period	$7,738	$7,285	$7,285
Provision for loan losses	305	670	2,230
Loan charge-offs	(316)	(26)	(1,909)
Loan recoveries	25	51	132

Balance, end of period	$7,752	$7,980	$7,738

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the three months ended March 31, 2004 for cash proceeds equal to the fair value of the loans.

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

At March 31, 2004, the Company had $15,345,000 of mortgage loans held for sale. At March 31, 2004 and December 31, 2003, the Company serviced real estate mortgage loans for others of $102,481,000 and $98,172,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2004 and December 31, 2003.

(Dollars in thousands)	December 31, 2003	Additions	Reductions	March 31, 2004
Mortgage servicing rights	$676	$78	$39	$715

Valuation allowance	—	—	—	—

Mortgage servicing rights, net of valuation allowance	$676	$78	$39	$715

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 22, 2004, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2004 to shareholders of record as of February 28, 2004. Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all common stock equivalents (“in-the-money” stock options, warrants and rights, convertible bonds and preferred stock), which reflects the potential dilution of securities that could share in the earning of an entity.

The following table presents basic and diluted EPS for the three-month periods ended March 31, 2004 and 2003 (amounts in thousands, except share and earnings per share amounts):

	Three months ended March 31,
	2004	2003
Basic earnings per share:
Net income	$1,397	$1,573

Denominator:
Weighted average common shares outstanding	3,625,566	3,630,504

Basic EPS	$0.39	$0.43

Diluted earnings per share:
Net income	$1,397	$1,573

Denominator:
Weighted average common shares outstanding	3,625,566	3,630,504
Incremental shares due to dilutive stock options	133,521	113,248

Adjusted weighted average common shares outstanding	3,759,087	3,743,752

Diluted EPS	$0.37	$0.42

5.	STOCK OPTION PLAN

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

	Three months ended March 31,
	2004	2003
Net income, as reported	$1,397	1,573

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$51	56

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(128)	(101)

Pro forma net income	$1,320	1,528

Earnings per share:
Basic-as reported	$0.39	$0.43

Basic-pro forma	$0.36	$0.42

Diluted-as reported	$0.37	$0.42

Diluted-pro forma	$0.35	$0.41

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider” or similar expressions are used, and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the recent budgetary crisis and continuing fiscal difficulties on the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) changes in federal and state banking or other laws and regulations; and (vi) other external developments which could materially impact the Company’s operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month periods ended March 31, 2004 and 2003 and should be read in conjunction with the Company’s consolidated 2003 financial statements and the notes thereto contained in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2003, along with other financial information included in this document.

SUMMARY

The Company recorded net income of $1,397,000 for the three-month period ended March 31, 2004, representing a decrease of $176,000 or 11.2% from net income of $1,573,000 for the same period in 2003.

The decrease in net income from the three-month period ended March 31, 2004 as compared to the same period a year ago, resulted primarily from a decrease in net interest income and other operating income which was partially offset by a decrease in provision for loan losses and decreases in other operating expenses.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $983,000 decrease in cash and due from banks, a $5,215,000 increase in federal funds sold, a $4,100,000 decrease in investment securities, a $6,040,000 decrease in loans, a $4,673,000 increase in loans held for sale, a $129,000 decrease in premises and equipment, a $571,000 increase in other real estate owned and a $984,000 decrease in accrued interest receivable and other assets from December 31, 2003 to March 31, 2004. The decrease in cash and due from banks was due to a decrease in cash and items in process of collection. The increase in federal funds sold was due to an increase from a federal home loan advance, and a reduction in investment securities from sales, maturities and calls. The decrease in investment securities available-for-sale was due to the temporary use of the proceeds from the sale of investment securities to increase federal funds. The decrease in loans was due to a decrease in financed equipment leases, consumer loans, commercial, agriculture, real estate, real estate commercial and construction, which was partially offset by an increase in home equity lines of credit. The fluctuations were due to the demand for certain loan products by the Company’s borrowers. The increase in loans held for sale was in real estate loans and was due, for the most part, to an increase in the origination of loans compared to sales. The Company originated approximately $14,908,000 in residential mortgage loans during the first three months of 2004, which was offset by approximately $10,377,000 in loan sales during this period. The decrease in premises and equipment was due to a reduction in furniture and equipment purchases and continued depreciation. The increase in other real estate owned was due to the foreclosure on a real estate property held as collateral for a loan. The fair value of the foreclosed real estate property less the selling costs approximated the loan balance, further investigation did not appear warranted. The decrease in accrued interest receivable and other assets was due to a decrease in securities interest receivables and loan interest receivables, computer software, amortized costs on leases, an increase in housing tax credit amortization expense, income taxes receivable and prepaid expenses, which was partially offset by increases in cash surrender value of bank-owned life insurance and mortgage servicing asset.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a decrease in total deposits of $6,898,000 compared to deposit totals for the year ended December 31, 2003. The decrease in deposits was due to lower demand and interest-bearing transaction deposit totals combined with higher savings and money market, and time deposit totals. The fluctuations were due to cyclical changes in deposit requirements of the Company’s depositors. Federal Home Loan Bank advance (“FHLB advance”) increased $5,350,000 compared to the year ended December 31, 2003, due to an additional advance. Other liabilities decreased $1,636,000 from December 31, 2003 to March 31, 2004. The decrease in other liabilities was due to a decrease in treasury tax and loan note payable, accrued interest expense, taxes payable, accrued profit sharing and incentive compensation expenses, which were partially offset by increases in accrued retirement expense and deferred compensation expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The reduction in general market rates reduced the Company’s yields on earning assets. The Federal Open Market Committee lowered the federal funds rate by 25 basis points during the twelve-month period ended March 31, 2004.

Interest income on loans for the three-month period ended March 31, 2004 is down 2% from the same period for 2003, decreasing from $6,558,000 to $6,429,000. The decrease from the three-month period ended March 31, 2004 as compared to the same period a year ago was primarily due to a 49 basis point decrease in loan yields which was partially offset by an increase in average loans.

Interest income on federal funds sold for the three-month period ended March 31, 2004 is up 400% from the same period for 2003, increasing from $29,000 to $145,000. The increase in federal funds income from the three-month period ended March 31, 2004 was primarily due to an increase in average federal funds sold which was partially offset by a 27 basis point decrease in federal funds rates.

Interest income on investment securities for the three-month period ended March 31, 2004 is down 28.0% rom the same period for 2003, decreasing from $956,000 to $688,000. The decrease from the three-month period ended March 31, 2004 as compared to the same period a year ago, was primarily due to a decrease in average securities which was partially offset by a 14 basis point increase in securities yields.

Interest Expense

The reduction in general market rates reduced the Company’s cost of funds. The Federal Open Market Committee lowered the federal funds rate by 25 basis points during the past twelve-months.

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2004 is down 1.7% from the same period for 2003, decreasing from $787,000 to $774,000. The decrease in interest expense from the three-month period ended March 31, 2004 was primarily due to a 12 basis point decrease in deposit rates, which was partially offset by increased average interest bearing deposits.

Provision for Loan Losses

There was a provision for loan losses of $305,000 for the three-month period ended March 31, 2004 compared to a $670,000 provision for the same period in 2003. The decrease in the provision was due to a decrease in non-accrual loans. The March 31, 2004 allowance for loan losses of approximately $7,752,000 is 2.08% of total loans (excluding loans held for sale) compared to $7,738,000 or 2.05% of total loans (excluding loans held for sale) at December 31, 2003. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

Other Operating Income

Other operating income was down 41.9% for the three-month period ended March 31, 2004 from the same period in 2003, decreasing from $1,963,000 to $1,140,000. This decrease was primarily due to a decrease in gains on sales of loans, gains on other real estate owned, mortgage brokerage income, realized gains on available for sale securities and service charges on deposit accounts which was partially offset by an increase in alternative investment income, loan servicing income, ATM fee income and other miscellaneous income. Decreases in gains on sales of loans and mortgage brokerage income accounted for most of the decrease in other operating income during the three-month period ended March 31, 2004, due to a slowdown in demand for mortgage financing and refinancing activity compared to the same period in 2003. The Company sold approximately $10,377,000 in residential mortgage loans during the three-month period ended March 31, 2004, as compared to $44,822,000 for the same period in 2003. The decrease in other real estate owned income was due to a payment received on a previously owned real estate property during the three-month period ended March 31, 2003 that was not repeated during the same period in 2004. The decrease in realized gains on available for sale securities was due to the sale of a corporate bond that was previously written down due to a decline in value during the three-month period ended March 31, 2003 that was not repeated during the same period in 2004. The decrease in service charges on deposit accounts was due to a reduction in overdraft fees. The increase in loan servicing income was due to the recording of a mortgage-servicing asset in the net amount of $39,000. The increase in alternative investment income was due to an increase in demand for brokerage and investment services. The increase in ATM fee income was due to a higher volume of ATM transactions. Other miscellaneous income increased for the most part due to an increase in trust income.

Other Operating Expenses

Total other operating expenses was down 7.9% for the three-month period ended March 31, 2004 from the same period in 2003, decreasing from $5,642,000 to $5,197,000.

The main reasons for the decrease in other operating expenses in the three-month period ended March 31, 2004 were a combination of the following: decreases in salaries and benefits, stationary and supplies, and advertising costs which were partially offset by increases in occupancy and equipment, data processing and other miscellaneous expense. The decrease in salaries and benefits was due to decreases in the following: commissions for real estate loans; stock option compensation expense; retirement compensation expense; profit sharing and incentive compensation provisions due to decreased profits combined with increases in worker’s compensation expense; merit salaries; payroll taxes; and welfare and recreation expense. The increase in occupancy and equipment costs was due to increased rent and service contract expense and computer hardware depreciation. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and Internet banking system. The decrease in advertising costs was due to reduction in production costs for the Company’s annual report compared to the same period in 2003. The decrease in stationary and supplies was due to a reduction in supply usage. The increase in other miscellaneous expense was due to increases in the following: consulting fees; public relations; meals and entertainment; dues; examination fees; legal fees; insurance costs; accounting and audit fees; correspondent bank fees; and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment. The increase in other miscellaneous expense was partially offset by decreased miscellaneous loan and lease expense, contributions, broker fees, employee training costs and sundry losses.

Income Taxes

The Company’s tax rate, the Company’s earnings before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the provision for income taxes. In the three months ended March 31, 2004, taxes decreased from $834,000 to $729,000 for the same period in 2003. The Company’s effective tax rate for the three months ended March 31, 2004 was 34.3%, compared to 34.6% for the same period in 2003. The decrease in the effective tax rate was due to an investment in an affordable housing tax credit, which was partially offset by lower nontaxable municipal bond income in the three months ended March 31, 2004 compared to the same period in 2003. Nontaxable municipal bond income was $157,000 and $190,000 for the three months ended March 31, 2004 and 2003, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	March 31, 2004	December 31, 2003
Undisbursed loan commitments	$182,942	156,461
Standby letters of credit	8,635	8,763

	$191,577	165,224

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix. The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values and to maintain an adequate allowance for loan losses at all times.

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

Non-accrual loans amounted to $3,277,000 at March 31, 2004 and were comprised of six commercial loans totaling $320,000 and eight agricultural loans totaling $2,957,000. At December 31, 2003, non-accrual loans amounted to $3,877,000 and were comprised of six commercial loans totaling $395,000, and nine agricultural loans totaling $3,482,000. At March 31, 2003, non-accrual loans amounted to $6,505,000 and were comprised of thirteen commercial loans totaling $5,417,000, four agricultural loans totaling $1,055,000 and four installment loans totaling $33,000. The decrease in non-accrual loans at March 31, 2004 from the balance at December 31, 2003 was due to two commercial loans that received payments and/or were charged off, and two agricultural loans, one that received payments and one that was partially charged off with the remaining balance transferred to other real estate owned. Nearly all of the remaining non-accrual loans can be attributed to relationships with two of the Company’s business customers, consisting of 6 agricultural loans. Management believes that a significant portion of these loans are in the process of collection and will be paid off and/or put back on accrual status during the next quarter. These loans did not require a significant increase in loan loss reserves because they were adequately collateralized. The Company’s management believes that nearly $3,157,727 of the non-accrual loans are adequately collateralized or guaranteed by a governmental entity, the remaining $119,273 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss reserve (Allowance for Loan Losses). No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

At March 31, 2004, the Company had $188,000 in loans 90 days past due and still accruing. Such loans amounted to $4,000 at December 31, 2003 and $363,000 at March 31, 2003.

Allowance for Loan Losses

The Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Company makes credit reviews of the loan portfolio and considers current economic conditions, loan loss experience and other factors in determining the adequacy of the reserve balance. The allowance for loan losses is based on estimates and actual losses may vary from current estimates.

The following table summarizes the loan loss experience of the Company for the three-month period ended March 31, 2004 and 2003, and for the year ended December 31, 2003.

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended March 31		Year ended December 31 2003
	2004	2003
Balance at Beginning of Period	$7,738	$7,285	$7,285
Provision for Loan Losses	305	670	2,230
Loans Charged-Off:
Commercial	(118)	(4)	(143)
Agriculture	(189)	—	(1,662)
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	(9)	(22)	(104)

Total Charged-Off	(316)	(26)	(1,909)

Recoveries:
Commercial	19	47	101
Agriculture	3	4	11
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	3	—	20

Total Recoveries	25	51	132

Net (Charge-Offs) Recoveries	(291)	25	(1,777)

Balance at End of Period	$7,752	$7,980	$7,738

Ratio of Net (Charge-Offs) Recoveries
To Average Loans Outstanding During the Period	(0.08)%	0.01%	(0.48)%
Allowance for Loan Losses
To Total Loans at the end of the Period	2.08%	2.48%	2.05%
To Nonperforming Loans at the end of the Period	223.72%	116.19%	199.38%

Deposits

Deposits are the Company’s primary source of funds. At March 31, 2004, the Company had the following deposit mix: of 15% in savings deposits, 25% in time deposits, 31% in interest-bearing checking accounts and 29% in non-interest-bearing demand accounts. Non-interest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2004 and December 31, 2003 are summarized as follows:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Three months or less	$29,847	$30,846
Over three to twelve months	28,461	21,705
Over twelve months	5,927	7,132

Total	$64,235	$59,683

Liquidity and Capital Resources

To be able to serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale). This ratio was 76.80% on March 31, 2004. In addition, on March 31, 2004, the Company had the following short term investments: $76,130,000 in federal funds sold; $5,300,000 in securities due within one year; and $29,500,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2004, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of March 31, 2004 (amounts in thousands except percentage amounts).

	Actual		Well Capitalized Ratio Requirement	Minimum Capital
	Capital	Ratio
Leverage	$45,876	8.3%	5.0%	4.0%
Tier 1 Risk-Based	45,876	10.1%	6.0%	4.0%
Total Risk-Based	51,584	11.4%	10.0%	8.0%

Return on Equity and Assets

	Three months ended March 31, 2004	Three months ended March 31, 2003	Year ended December 31 2003
Annualized return on average assets	1.01%	1.28%	1.18%

Annualized return on beginning core equity*	12.39%	15.70%	15.25%

*	Core equity consisted of $45,103,000 at December 31, 2003.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2004, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2004, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls. Such officers have also concluded that there were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company approved a stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date. The new stock repurchase program, which will remain in effect until April 30, 2004, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 12,301 shares of the Company’s outstanding common stock during the three-month period ended March 31, 2004. The following table details stock repurchase activity during this period:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Number of Shares (or Units) Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2004	5,369	27.12	5,369	61,540
February 2004	4,573	28.12	4,573	63,458
March 2004	2,359	27.14	2,359	74,859

Total	12,301	27.08	12,301	74,859

A 6% stock dividend was declared on January 22, 2004 with a record date of February 27, 2004 and is reflected in the March 2004 average price paid per share.

On April 16, 2004, the Company approved a new stock repurchase program effective April 30, 2004 to replace the Company’s previous stock purchase plan that will expire on April 30, 2004. The new stock repurchase program, which will remain in effect until April 30, 2006, allows repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8 - K.

(A)	Exhibits:

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(B)	Reports on Form 8-K:

(1)	A report on Form 8-K was filed on February 2, 2004, to report under Item 9 the press release on the Company’s Fourth Quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 10, 2004	By	/s/ Louise A. Walker
Louise A. Walker, Sr. Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)