Form 10-Q
period 2004-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2004-08-06
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 5, 2004, there were 3,601,326 shares of Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$44,636	$33,844
Federal funds sold	66,215	70,915
Investment securities - available for sale	53,697	50,235
Loans, net of allowance for loan losses of $8,197 at June 30, 2004 and $7,738 at December 31, 2003	382,876	368,418
Loans held for sale	13,229	10,672
Premises and equipment, net	7,502	7,706
Other Real Estate Owned	571	—
Accrued Interest receivable and other assets	17,652	16,919

TOTAL ASSETS	$586,378	$558,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$159,245	$145,013
Interest-bearing transaction deposits	60,765	76,731
Savings & MMDA’s	172,511	157,565
Time, under $100,000	59,612	59,857
Time, $100,000 and over	66,922	59,683

Total deposits	519,055	498,849
FHLB Advance and other borrowings	15,622	9,573
Accrued interest payable and other liabilities	3,187	3,315

TOTAL LIABILITIES	537,864	511,737

Stockholders’ equity
Common stock, no par value; 8,000,000 shares authorized; 3,606,913 shares issued and outstanding at June 30, 2004 and 3,417,257 shares issued and outstanding at December 31, 2003	33,038	28,193
Additional paid in capital	977	977
Retained earnings	13,392	15,933
Accumulated other comprehensive income	1,107	1,869

TOTAL STOCKHOLDERS’ EQUITY	48,514	46,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$586,378	$558,709

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
Interest Income
Loans	$6,623	$6,533	$13,052	$13,091
Federal funds sold	160	32	305	61
Investment securities
Taxable	563	762	1,094	1,528
Non-taxable	154	178	311	368

Total interest income	7,500	7,505	14,762	15,048
Interest Expense
Deposits	735	691	1,442	1,430
Other borrowings	125	58	192	106

Total interest expense	860	749	1,634	1,536

Net interest income	6,640	6,756	13,128	13,512
Provision for loan losses	—	570	305	1,240

Net interest income after provision for loan losses	6,640	6,186	12,823	12,272

Other operating income
Service charges on deposit accounts	512	438	927	878
Gains on available for sale securities transactions	—	14	—	325
Gains on other real estate owned	—	11	—	58
Gains on sales of loans	135	894	277	1,519
Investment and brokerage services income	94	39	187	71
ATM fees	76	98	141	141
Mortgage brokerage income	112	234	208	448
Loan servicing income	123	168	226	212
Other income	258	214	484	421

Total other operating income	1,310	2,110	2,450	4,073

Other operating expenses
Salaries and employee benefits	3,199	3,565	6,251	7,160
Occupancy and equipment	806	764	1,601	1,513
Data processing	272	259	519	497
Stationery and supplies	118	166	225	294
Advertising	113	135	177	209
Directors’ fees	28	27	57	56
Other expense	920	951	1,823	1,780

Total other operating expenses	5,456	5,867	10,653	11,509

Income before income tax expense	2,494	2,429	4,620	4,836
Provision for income tax expense	883	846	1,612	1,680

Net income	$1,611	$1,583	$3,008	$3,156

Basic Income per share	$0.45	$0.44	$0.83	$0.87

Diluted Income per share	$0.43	$0.42	$0.81	$0.85

See notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share amounts)

Description	Common Stock		Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amounts
Balance at December 31, 2003	3,417,257	$28,193		977	15,933	1,869	46,972

Comprehensive income:
Net income			$3,008		3,008		3,008

Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $508			(762)

Total other comprehensive loss, net of tax effect of $508			(762)			(762)	(762)

Comprehensive income			$2,246

6% stock dividend	205,107	5,537			(5,537)		—
Cash in lieu of fractional shares					(12)		(12)
Stock-based compensation and related tax benefits		247					247
Common shares issued	28,196	225					225
Stock repurchase and retirement	(43,647)	(1,164)					(1,164)

Balance at June 30, 2004	3,606,913	$33,038		977	13,392	1,107	48,514

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30, 2004	Six months ended June 30, 2003
Operating Activities
Net Income	$3,008	$3,156
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	639	630
Provision for loan losses	305	1,240
Gain on available for sale securities	—	(325)
Gain on sale of loans	(277)	(1,519)
Gain on sale of OREO	—	(58)
Proceeds from sales of loans held-for-sale	33,054	93,717
Originations of loans held-for-sale	(35,334)	(91,490)
Increase in accrued interest receivable and other assets	(1,756)	(313)
Decrease in accrued interest payable and other liabilities	(128)	(1,777)

Net cash (used in) provided by operating activities	(489)	3,261
Investing Activities
Net (increase) decrease in investment securities	(2,954)	5,132
Net increase in loans	(14,763)	(21,583)
Net increase in OREO	(571)	—
Purchases of premises and equipment, net	(435)	(679)

Net cash used in investing activities	(18,723)	(17,130)
Financing Activities
Net increase in deposits	20,206	17,117
Net increase in FHLB advances	6,049	4,965
Cash dividends paid	(12)	(13)
Stock Options Exercised	225	133
Repurchase of stock	(1,164)	(804)

Net cash provided by financing activities	25,304	21,398

Net increase in cash and cash equivalents	6,092	7,529
Cash and cash equivalents at beginning of period	104,759	46,903

Cash and cash equivalents at end of period	$110,851	$54,432

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,657	$1,604
Income Taxes	$1,570	$3,555

Supplemental disclosures of non-cash investing and financing activities:
Stock plan accruals	$101	$123
Tax benefit for stock options	$146	$—
Stock dividend distributed	$5,537	$4,746

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and December 31, 2003

1.	BASIS OF PRESENTATION

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

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the six-month periods ended June 30, 2004 and 2003 and for the year ended December 31, 2003 were as follows (in thousands):

	Six months ended June 30,		Year ended December 31, 2003
	2004	2003
Balance, beginning of period	$7,738	$7,285	$7,285
Provision for loan losses	305	1,240	2,230
Loan charge-offs	(350)	(596)	(1,909)
Loan recoveries	504	76	132

Balance, end of period	$8,197	$8,005	$7,738

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the six months ended June 30, 2004 for cash proceeds equal to the fair value of the loans.

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

At June 30, 2004, the Company had $13,229,000 of mortgage loans held for sale. At June 30, 2004 and December 31, 2003, the Company serviced real estate mortgage loans for others of $104,182,000 and $98,172,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2004 and December 31, 2003.

(Dollars in thousands)	December 31, 2003	Additions	Reductions	June 30, 2004
Mortgage servicing rights	$676	$154	$59	$771

Valuation allowance	—	—	—	—

Mortgage servicing rights, net of valuation allowance	$676	$154	$59	$771

4.	LONG TERM BORROWINGS

During the six months ended June 30, 2004, the Company obtained an additional amortizing advance on March 15, 2004, in the amount of $5,625,084, from the Federal Home Loan Bank (FHLB). The advance matures on March 16, 2009, and has a fixed rate of 3.14 percent. The purpose of the advance was to offset the interest risk associated with a loan with similar payment characteristics.

5.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 22, 2004, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2004 to shareholders of record as of February 28, 2004. Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all common stock equivalents (“in-the-money” stock options, warrants and rights, convertible bonds and preferred stock), which reflects the potential dilution of securities that could share in the earnings of an entity.

The following table presents basic and diluted EPS for the three-month and six-month periods ended June 30, 2004 and 2003 (amounts in thousands, except share and earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$1,611	$1,583	$3,008	$3,156

Denominator:
Weighted average common shares outstanding	3,615,981	3,626,082	3,620,774	3,628,946

Basic EPS	$0.45	$0.44	$0.83	$0.87

Diluted earnings per share:
Net income	$1,611	$1,583	$3,008	$3,156

Denominator:
Weighted average common shares outstanding	3,615,981	3,626,082	3,620,774	3,628,946
Incremental shares due to dilutive stock options	96,887	104,260	95,025	102,297

Adjusted weighted average common shares outstanding	3,712,868	3,730,342	3,715,799	3,731,243

Diluted EPS	$0.43	$0.42	$0.81	0.85

6.	STOCK OPTION PLAN

Stock-based employee compensation recognized for all stock options granted after January 1, 2003 is based on the fair value recognition provisions of Statements of Financial Accounting Standards Nos. 123 and 148. For stock options issued prior to January 1, 2003, the Company is using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,611	1,583	3,008	3,156
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$51	17	102	74
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(129)	(73)	(233)	(156)

Pro forma net income	$1,533	1,527	2,877	3,074

Earnings per share:
Basic-as reported	$0.45	$0.44	$0.83	$0.87

Basic-pro forma	$0.42	$0.42	$0.79	$0.85

Diluted-as reported	$0.43	$0.42	$0.81	$0.85

Diluted-pro forma	$0.41	$0.41	$0.77	$0.82

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider” or similar expressions are used, and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the recent budgetary crisis and continuing fiscal difficulties of the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations or governmental fiscal or monetary policies; (vi) competition in the banking industry; and (vii) other external developments which could materially impact the Company’s operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month and six-month periods ended June 30, 2004 and 2003 and should be read in conjunction with the Company’s consolidated 2003 financial statements and the notes thereto contained in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2003, along with other financial information included in this report.

SUMMARY

The Company recorded net income of $3,008,000 for the six-month period ended June 30, 2004, representing a decrease of $148,000 or 4.7% from net income of $3,156,000 for the same period in 2003.

The decrease in net income for the six-month period ended June 30, 2004 as compared to the same period a year ago resulted primarily from a decrease in net interest income and other operating income which was partially offset by a decrease in provision for loan losses and decreases in other operating expenses.

The Company recorded net income of $1,611,000 for the three-month period ended June 30, 2004, representing an increase of $28,000 or 1.8% from net income of $1,583,000 for the same period in 2003.

The increase in net income for the three-month period ended June 30, 2004 as compared to the same period a year ago resulted primarily from a decrease in provision for loan losses and decreases in other operating expenses which was partially offset by a decrease in net interest income and other operating income.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $10,792,000 increase in cash and due from banks, a $4,700,000 decrease in federal funds sold, a $3,462,000 increase in investment securities available-for-sale, a $14,458,000 increase in loans, a $2,557,000 increase in loans held for sale, a $204,000 decrease in premises and equipment, a $571,000 increase in other real estate owned and a $733,000 increase in accrued interest receivable and other assets from December 31, 2003 to June 30, 2004. The increase in cash and due from banks was due to an increase in items in process of collection. The decrease in federal funds sold was due to an increase in sales in investment securities. The increase in investment securities available-for-sale was due to the use of the proceeds from federal funds sold to purchase investment securities. The increase in loans was due to an increase in commercial, agriculture, commercial real estate and construction loans and home equity lines of credit, which was partially offset by a decrease in financed equipment leases and consumer and real estate loans. These fluctuations were due to changes in the demand for certain loan products by the Company’s borrowers. The increase in loans held for sale was in real estate loans and was due, for the most part, to an increase in the origination of loans compared to sales. The Company originated approximately $35,334,000 in residential mortgage loans during the first six months of 2004, which was offset by approximately $33,054,000 in loan sales during this period. The decrease in premises and equipment was due to a reduction in computer hardware and furniture and equipment purchases and continued depreciation. The increase in other real estate owned was due to the foreclosure on real property held as collateral for a loan. The real property was sold on July 7, 2004 for $599,000. The increase in accrued interest receivable and other assets was due to an increase in computer software, cash surrender value of bank-owned life insurance, mortgage servicing asset, and income taxes receivable, which was partially offset by decreases in securities interest receivables and loan interest receivables, prepaid expenses, an increase in housing tax credit amortization expense, and amortized costs on leases.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed an increase in total deposits of $20,206,000 at June 30, 2004 compared to deposit totals for the year ended December 31, 2003. The increase in deposits was due to higher demand, savings, money market and time deposit totals combined with lower interest-bearing transaction deposit totals. The fluctuations were due to cyclical changes in deposit requirements of the Company’s depositors. Federal Home Loan Bank advance (“FHLB advance”) and other borrowings increased $6,049,000 for the six months ended June 30, 2004 compared to the year ended December 31, 2003, due to an additional FHLB advance and an increase in treasury tax and loan note payable. Other liabilities decreased $128,000 from December 31, 2003 to June 30, 2004. The decrease in other liabilities was due to a decrease in accrued interest expense, taxes payable, accrued profit sharing and incentive compensation expenses, which were partially offset by increases in accrued retirement expense and deferred compensation expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The reduction in general market rates decreased the Company’s yields on earning assets. The Federal Open Market Committee increased the federal funds rate by 25 basis points during the twelve-month period ended June 30, 2004. This increase occurred on June 30, 2004.

Interest income on loans for the six-month period ended June 30, 2004 was down 0.3% from the same period in 2003, decreasing from $13,091,000 to $13,052,000 and was up 1.4% for the three-month period ended June 30, 2004 over the same period in 2003, from $6,533,000 to $6,623,000. The decrease from the six-month period ended June 30, 2004 as compared to the same period a year ago was primarily due to a 32 basis point decrease in loan yields which was partially offset by an increase in average loans. The increase over the three-month period ended June 30, 2004 as compared to the same period a year ago was primarily due to a 15 basis point decrease in loan yields which was more than offset by an increase in average loans.

Interest income on federal funds sold for the six-month period ended June 30, 2004 was up 400% from the same period in 2003, increasing from $61,000 to $305,000 and was up 400% for the three-month period ended June 30, 2004 over the same period in 2003, from $32,000 to $160,000. The increase in federal funds income for the six-month period ended June 30, 2004 was primarily due to an increase in average federal funds sold which was partially offset by a 26 basis point decrease in federal funds rates. The increase over the three-month period ended June 30, 2004 as compared to the same period a year ago, was primarily due to an increase in average federal funds sold which was partially offset by a 27 basis point decrease in federal funds rates. The changes in average federal funds sold were the result of the usual seasonality of transaction deposit accounts.

Interest income on investment securities for the six-month period ended June 30, 2004 was down 25.9% from the same period in 2003, decreasing from $1,896,000 to $1,405,000 and was down 23.7% for the three-month period ended June 30, 2004 over the same period in 2003, from $940,000 to $717,000. The decrease from the six-month period ended June 30, 2004 as compared to the same period a year ago was primarily due to a decrease in average securities which was partially offset by a 4 basis point increase in securities yields. The decrease over the three-month period ended June 30, 2004 as compared to the same period a year ago was primarily due to a decrease in average investment securities which was partially offset by a 22 basis point increase in investment securities yields.

Interest Expense

The reduction in general market rates decreased the Company’s cost of funds. The Federal Open Market Committee increased the federal funds rate by 25 basis points during the past twelve months. This increase occurred on June 30, 2004.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2004 was up 6.4% from the same period in 2003, increasing from $1,536,000 to $1,634,000 and was up 14.8% for the three-month period ended June 30, 2004 over the same period in 2003 from $749,000 to $860,000. The increase in interest expense from the six-month period ended June 30, 2004 was primarily due to increased average interest bearing deposits and an increase in FHLB advance and other borrowings, which was partially offset by a 10 basis point decrease in deposit rates. The increase in interest expense from the three-month period ended June 30, 2004 was primarily due to increased average interest bearing deposits and an increase in FHLB advance and other borrowings, which was partially offset by a 5 basis point decrease in deposit rates.

Provision for Loan Losses

There was a provision for loan losses of $305,000 for the six-month period ended June 30, 2004 compared to a $1,240,000 provision for the same period in 2003. The decrease in the provision was due to a decrease in non-accrual loans. The June 30, 2004 allowance for loan losses of approximately $8,197,000 was 2.09% of total loans (excluding loans held for sale) compared to $7,738,000 or 2.05% of total loans (excluding loans held for sale) at December 31, 2003. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

Other Operating Income

Other operating income was down 39.9% for the six-month period ended June 30, 2004 from the same period in 2003, decreasing from $4,073,000 to $2,450,000. This decrease was primarily due to a decrease in gains on sales of loans, gains on other real estate owned, mortgage brokerage income, and realized gains on available for sale securities, which was partially offset by an increase in service charges on deposit accounts, investment and brokerage services income, loan servicing income, and other miscellaneous income. Decreases in gains on sales of loans and mortgage brokerage income accounted for most of the decrease in other operating income during the six-month period ended June 30, 2004, due to a slowdown in demand for mortgage financing and refinancing activity compared to the same period in 2003. The Company sold approximately $33,054,000 in residential mortgage loans during the six-month period ended June 30, 2004, as compared to $93,717,000 for the same period in 2003. The decrease in other real estate owned income was due to a payment received on a previously owned real estate property during the six-month period ended June 30, 2003 that was not repeated during the same period in 2004. The decrease in realized gains on available for sale securities was due to the sale of a corporate bond that was previously written down due to a decline in value during the six-month period ended June 30, 2003 that was not repeated during the same period in 2004. The increase in service charges on deposit accounts was due to an increase in monthly service charges and other service charges. The increase in loan servicing income was due to an increase in mortgage-servicing income. The increase in investment and brokerage services income was due to an increase in demand for investment and brokerage services. Other miscellaneous income increased for the most part due to an increase in trust income and stand-by letter of credit fees which were offset by a decrease in cash surrender value on bank-owned life insurance policies.

Other operating income was down 37.9% for the three-month period ended June 30, 2004 from the same period in 2003, decreasing from $2,110,000 to $1,310,000. This decrease was primarily due to a decrease in gains on sales of loans, gains on other real estate owned, mortgage brokerage income, loan servicing income, ATM fees and realized gains on available for sale securities, which was partially offset by an increase in service charges on deposit accounts, investment and brokerage services income, and other miscellaneous income. Decreases in gains on sales of loans and mortgage brokerage income accounted for most of the decrease in other operating income during the three-month period ended June 30, 2004, due to a slowdown in demand for mortgage financing and refinancing activity compared to the same period in 2003. The Company sold approximately $22,677,000 in residential mortgage loans during the three-month period ended June 30, 2004, as compared to $48,895,000 for the same period in 2003. The decrease in other real estate owned income was due to a payment received on a previously owned real estate property during the three-month period ended June 30, 2003 that was not repeated during the same period in 2004. The decrease in loan servicing income was due to a decrease in mortgage-servicing income. The decrease in ATM fees was due to lower interchange income associated with a decline in transaction volumes. The decrease in realized gains on available for sale securities was due to the reduction in sales in the three-months ended June 30, 2004 compared to sales in the same period in 2003. The increase in service charges on deposit accounts was due to an increase in overdraft fees, monthly service charges and other service charges. The increase in loan servicing income was due to an increase in mortgage-servicing income. The increase in investment and brokerage services income was due to an increase in demand for investment and brokerage services. Other miscellaneous income increased for the most part due to an increase in trust income, stand-by letter of credit fees, and Visa debit card income which was partially offset by a decrease in interest income on bank-owned life insurance policies.

Other Operating Expenses

Total other operating expenses was down 7.4% for the six-month period ended June 30, 2004 from the same period in 2003, decreasing from $11,509,000 to $10,653,000.

The main reasons for the decrease in other operating expenses in the six-month period ended June 30, 2004 were the following: decreases in salaries and benefits, stationery and supplies, and advertising costs; which were partially offset by increases in occupancy and equipment, data processing expense, and other miscellaneous expense. The decrease in salaries and benefits was due to decreases in the following: commissions for real estate loans; payroll taxes; stock option compensation expense; retirement compensation expense; and profit sharing and incentive compensation provisions due to decreased profits combined with increases in worker’s compensation expense; merit salary increases; group insurance expense; deferred compensation interest expense; and welfare and recreation expense. The decrease in advertising costs was due to reduction in production costs for the Company’s annual report compared to the same period in 2003. The decrease in stationery and supplies was due to a reduction in supply usage. The increase in occupancy and equipment costs was due to increased rent expense, hazard and liability insurance expense, bank-owned vehicle expense, computer hardware depreciation and service contract expense. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and Internet banking system. The increase in other miscellaneous expense was due to increases in the following: consulting fees; postage; telephone; subscriptions; debit card expenses; public relations; meals and entertainment; membership dues; examination fees; insurance costs; accounting and audit fees; correspondent bank fees; and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment; which were partially offset by decreases in miscellaneous loan and lease expense; credit reports; checks purchased; legal fees; contributions; broker fees; messenger service; employee training costs; and sundry losses.

Total other operating expenses was down 7.0% for the three-month period ended June 30, 2004 from the same period in 2003, decreasing from $5,867,000 to $5,456,000.

The main reasons for the decrease in other operating expenses in the three-month period ended June 30, 2004 were the following: decreases in salaries and benefits, stationery and supplies, advertising costs and other miscellaneous expenses which were partially offset by increases in occupancy expense and equipment and data processing expense. The decrease in salaries and benefits was due to decreases in the following: commissions for real estate loans; payroll taxes; welfare and recreation expense; and provision for incentive compensation expenses due to decreased profits combined with increases in worker’s compensation expense; merit salary increases; group insurance; deferred compensation interest expense; stock option compensation expense; and profit sharing provisions. The decrease in advertising costs was due to reduction in production costs for the Company’s annual report compared to the same period in 2003. The decrease in stationery and supplies was due to a reduction in supply usage and printing costs associated with the Company’s annual report compared to the same period in 2003. The decrease in other miscellaneous expense was due to decreases in the following: miscellaneous loan and lease expense; checks purchased; credit reports; meals and entertainment; membership dues; legal fees; broker fees; messenger service; employee training costs; and debit card expenses; which were partially offset by increases in consulting fees; contributions; postage; telephone; subscriptions; public relations; examination fees; insurance costs; accounting and audit fees; and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment. The increase in occupancy and equipment costs was due to increased rent expense, bank-owned vehicle expense, computer hardware depreciation and service contract expense. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and Internet banking system.

Income Taxes

The Company’s tax rate, the Company’s earnings before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes. In the six months ended June 30, 2004, the Company’s provision for income taxes decreased from $1,680,000 to $1,612,000 for the same period in 2003. The Company’s effective tax rate for the six months ended June 30, 2004 was 34.9%, compared to 34.7% for the same period in 2003. The increase in the effective tax rate was due to lower nontaxable municipal bond income, which was partially offset by an investment in an affordable housing tax credit in the six months ended June 30, 2004 compared to the same period in 2003. Nontaxable municipal bond income was $311,000 and $368,000 for the six months ended June 30, 2004 and 2003, respectively.

In the three months ended June 30, 2004, the Company’s provision for income taxes increased $37,000 from $846,000 to $883,000 for the same period in 2003. The Bank’s effective tax rate for the three months ended June 30, 2004 was 35.4%, compared to 34.8% for the same period in 2003. The increase in the effective tax rate was due to lower nontaxable municipal bond income in the three months ended June 30, 2004 compared to the same period in 2003, which was partially offset by an investment in an affordable housing tax credit. Nontaxable municipal bond income was $154,000 and $178,000 for the three months ended June 30, 2004 and 2003, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	June 30, 2004	December 31, 2003
Undisbursed loan commitments	$175,044	156,461
Standby letters of credit	8,828	8,763

	$183,872	165,224

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

Non-accrual loans amounted to $917,137 at June 30, 2004 and were comprised of four commercial loans totaling $72,776 and three agricultural loans totaling $844,361. At December 31, 2003, non-accrual loans amounted to $3,877,000 and were comprised of six commercial loans totaling $395,000, and nine agricultural loans totaling $3,482,000. At June 30, 2003, non-accrual loans amounted to $8,814,000 and were comprised of twelve commercial loans totaling $5,329,331, ten agricultural loans totaling $3,449,178 and five installment loans totaling $35,278. The decrease in non-accrual loans at June 30, 2004 from the balance at December 31, 2003 was due to four commercial loans for which we received payments and/or were charged off, and eight agricultural loans, six that received payments, one that was partially charged off, and one with the remaining balance transferred to other real estate owned which was subsequently sold. Since June 30, 2004, two of the commercial loans on non-accrual at June 30, 2004 totaling $66,401 have been repaid. Nearly all of the remaining non-accrual loan balances can be attributed to a relationship with one of the Company’s business customers, consisting of 2 agricultural loans which are in the process of collection. These loans did not require a significant increase in loan loss reserves because they were adequately collateralized. The Company’s management believes that nearly $875,608 of the non-accrual loans at June 30, 2004 are adequately collateralized or guaranteed by a governmental entity, and the remaining $41,529 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss reserve. See “Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

At June 30, 2004, the Company had no loans 90 days past due and still accruing. Such loans amounted to $4,000 at December 31, 2003, and at June 30, 2003, the Company had no loans 90 days past due and still accruing.

Allowance for Loan Losses

The Company’s Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for loan losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Company makes credit reviews of the loan portfolio and considers current economic conditions, loan loss experience and other factors in determining the adequacy of the reserve balance. The allowance for loan losses is based on estimates and actual losses may vary from current estimates.

The following table summarizes the loan loss experience of the Company for the six-month periods ended June 30, 2004 and 2003, and for the year ended December 31, 2003.

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Six months ended June 30,		Year ended December 31, 2003
	2004	2003
Balance at Beginning of Period	$7,738	$7,285	$7,285
Provision for Loan Losses	305	1,240	2,230
Loans Charged-Off:
Commercial	(121)	(4)	(143)
Agriculture	(214)	(565)	(1,662)
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	(15)	(27)	(104)

Total Charged-Off	(350)	(596)	(1,909)

Recoveries:
Commercial	165	62	101
Agriculture	332	5	11
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	7	9	20

Total Recoveries	504	76	132

Net Recoveries (Charge-Offs)	154	(520)	(1,777)

Balance at End of Period	$8,197	$8,005	$7,738

Ratio of Net Recoveries (Charge-Offs)
To Average Loans Outstanding During the Period	0.04%	(0.16)%	(0.48)%
Allowance for Loan Losses
To Total Loans at the end of the Period	2.09%	2.34%	2.05%
To Nonperforming Loans at the end of the Period	893.89%	90.82%	199.38%

Deposits

Deposits are the Company’s primary source of funds. At June 30, 2004, the Company had the following deposit mix: 33% in savings and MMDA deposits, 24% in time deposits, 12% in interest-bearing transaction deposits and 31% in non-interest-bearing transaction deposits. Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2004 and December 31, 2003 are summarized as follows:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Three months or less	$35,850	$30,846
Over three to twelve months	27,175	21,705
Over twelve months	3,897	7,132

Total	$66,922	$59,683

Liquidity and Capital Resources

In order to adequately serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale). This ratio was 76.31% on June 30, 2004. In addition, on June 30, 2004, the Company had the following short-term investments: $66,215,000 in federal funds sold; $7,100,000 in securities due within one year; and $35,400,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2004, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of June 30, 2004 (amounts in thousands except percentage amounts).

	Actual		Well Capitalized Ratio Requirement	Minimum Capital
	Capital	Ratio
Leverage	$46,496	8.1%	5.0%	4.0%
Tier 1 Risk-Based	$46,496	9.8%	6.0%	4.0%
Total Risk-Based	$52,447	11.1%	10.0%	8.0%

Return on Equity and Assets

	Six months ended June 30, 2004	Six months ended June 30, 2003	Year ended December 31, 2003
Annualized return on average assets	1.07%	1.26%	1.18%

Annualized return on beginning core equity*	13.34%	15.75%	15.25%

*	Core equity consisted of $45,103,000 at December 31, 2003.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2004, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4.

CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended June 30, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company approved a stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date. This stock repurchase program, which remained in effect until April 30, 2004, allowed repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period. On April 16, 2004, the Company approved a new stock repurchase program effective April 30, 2004 to replace the Company’s previous stock purchase plan that expired on April 30, 2004. The new stock repurchase program, which will remain in effect until April 30, 2006, allows repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 31,346 shares of the Company’s outstanding common stock during the three-month period ended June 30, 2004. The following table details stock repurchase activity during this period:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program
April 2004	4,339	$25.96	4,339	40,536
May 2004	21,993	$26.77	21,993	27,004
June 2004	5,014	$25.89	5,014	23,995
Total	31,346	$26.21	31,346	23,995

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting of shareholders (the “Annual Meeting”) on April 22, 2004.

(b)	Proxies for the Annual Meeting were solicited pursuant to the rules set forth in Regulation 14A promulgated under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the Company’s proxy statement for the Annual Meeting, and all of such nominees were elected.

(c)	The vote for the nominated directors was as follows:

Nominee	For	Against / Withheld
Lori J. Aldrete	2,573,819	66,642
Frank J. Andrews, Jr.	2,549,779	90,862
John M. Carbahal	2,566,625	73,836
Gregory DuPratt	2,578,315	62,146
John F. Hamel	2,525,019	115,442
Diane P. Hamlyn	2,578,339	62,122
Foy S. McNaughton	2,575,429	65,032
Owen J. Onsum	2,573,759	66,702
David W. Schulze	2,578,339	62,122

The vote for ratifying the appointment of KPMG LLP as the Company’s independent auditors was as follows:

For	2,555,934
Against	20,768
Abstain	63,759
Broker Non-Vote	-0-

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8 - K.

(A)     Exhibits:

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(B)	Reports on Form 8-K:

(1)	A report on Form 8-K was filed on April 16, 2004, to report under Item 5 that the Company issued a press release concerning the Company’s continuation of the Company’s Stock Repurchase Program.

(2)	A report on Form 8-K was filed on April 30, 2004, to report under Items 7 and 9 that the Company issued a press release concerning the Company’s First Quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date: August 6, 2004	By	/s/ Louise A. Walker
Louise A. Walker, Sr. Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)