Form 10-Q
period 2004-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2004-11-09
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 5, 2004, there were 3,595,986 shares of Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	(UNAUDITED) September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$31,635	$33,844
Federal funds sold	72,315	70,915
Investment securities - available for sale	51,509	50,235
Loans, net of allowance for loan losses of $8,305 at September 30, 2004 and $7,738 at December 31, 2003	408,627	368,418
Loans held for sale	8,893	10,672
Premises and equipment, net	7,343	7,706
Accrued Interest receivable and other assets	18,078	16,919

TOTAL ASSETS	$598,400	$558,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$162,375	$145,013
Interest-bearing transaction deposits	65,004	76,731
Savings & MMDA’s	175,351	157,565
Time, under $100,000	58,616	59,857
Time, $100,000 and over	68,123	59,683

Total deposits	529,469	498,849
FHLB Advance and other borrowings	15,491	9,573
Accrued interest payable and other liabilities	3,261	3,315

TOTAL LIABILITIES	548,221	511,737

Stockholders’ equity
Common stock, no par value; 8,000,000 shares authorized; 3,597,279 shares issued and outstanding at September 30, 2004 and 3,417,257 shares issued and outstanding at December 31, 2003	32,839	28,193
Additional paid in capital	977	977
Retained earnings	15,119	15,933
Accumulated other comprehensive income	1,244	1,869

TOTAL STOCKHOLDERS’ EQUITY	50,179	46,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$598,400	$558,709

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

.	Three months ended September 30, 2004	Three months Ended September 30, 2003	Nine months Ended September 30, 2004	Nine months ended September 30, 2003
Interest Income
Loans	$7,260	$6,981	$20,312	$20,072
Federal funds sold	236	68	541	129
Investment securities
Taxable	545	678	1,639	2,206
Non-taxable	153	163	464	531

Total interest income	8,194	7,890	22,956	22,938
Interest Expense
Deposits	759	713	2,201	2,143
Other borrowings	124	69	316	175

Total interest expense	883	782	2,517	2,318

Net interest income	7,311	7,108	20,439	20,620
Provision for loan losses	—	320	305	1,560

Net interest income after provision for loan losses	7,311	6,788	20,134	19,060

Other operating income
Service charges on deposit accounts	664	465	1,591	1,343
Gains on available for sale securities transactions	3	57	3	382
Gains on other real estate owned	28	—	28	58
Gains on sales of loans	105	(19)	382	1,500
Investment and brokerage services income	63	33	250	104
ATM fees	79	80	220	221
Mortgage brokerage income	145	165	353	613
Loan servicing income	76	448	302	660
Other income	257	221	741	642

Total other operating income	1,420	1,450	3,870	5,523

Other operating expenses
Salaries and employee benefits	3,653	3,551	9,904	10,711
Occupancy and equipment	854	793	2,455	2,306
Data processing	297	241	816	738
Stationery and supplies	166	109	391	403
Advertising	108	94	285	303
Directors’ fees	30	27	87	83
Other expense	935	983	2,758	2,763

Total other operating expenses	6,043	5,798	16,696	17,307

Income before income tax expense	2,688	2,440	7,308	7,276
Provision for income tax expense	961	856	2,573	2,536

Net income	$1,727	$1,584	$4,735	$4,740

Basic Income per share	$0.48	$0.44	$1.31	$1.31

Diluted Income per share	$0.47	$0.43	$1.28	$1.27

See notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share amounts)

	Common Stock		Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Description	Shares	Amounts
Balance at December 31, 2003	3,417,257	$28,193		977	15,933	1,869	46,972

Comprehensive income:
Net income			$4,735		4,735		4,735

Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $384			(576)
Reclassification adjustment due to gains realized, net of tax effect of $1			2
Directors’ Retirement Plan Equity Adjustment			(51)

Total other comprehensive loss, net of tax effect of $383			(625)			(625)	(625)

Comprehensive income			$4,110

6% stock dividend	205,107	5,537			(5,537)		—
Cash in lieu of fractional shares					(12)		(12)
Stock-based compensation and related tax benefits		298					298
Common shares issued	28,196	225					225
Stock repurchase and retirement	(53,281)	(1,414)					(1,414)

Balance at September 30, 2004	3,597,279	$32,839		977	15,119	1,244	50,179

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Operating Activities
Net Income	$4,735	$4,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	960	940
Provision for loan losses	305	1,560
Gain on available for sale securities	3	(382)
Gain on sale of loans	(382)	(1,500)
Gain on sale of OREO	—	(58)
Proceeds from sales of loans held-for-sale	45,314	167,867
Originations of loans held-for-sale	(43,153)	(141,243)
Increase in accrued interest receivable and other assets	(1,869)	(872)
Decrease in accrued interest payable and other liabilities	(54)	(2,321)

Net cash provided by operating activities	5,859	28,731

Investing Activities
Net (increase) decrease in investment securities	(894)	11,663
Net increase in loans	(40,514)	(29,200)
Purchases of premises and equipment, net	(597)	(835)

Net cash used in investing activities	(42,005)	(18,372)

Financing Activities
Net increase in deposits	30,620	33,127
Net increase in FHLB advances	5,918	4,947
Cash dividends paid	(12)	(13)
Stock Options Exercised	225	133
Repurchase of stock	(1,414)	(1,088)

Net cash provided by financing activities	35,337	37,106

Net (decrease) increase in cash and cash equivalents	(809)	47,465
Cash and cash equivalents at beginning of period	104,759	46,903

Cash and cash equivalents at end of period	$103,950	$94,368

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,527	$2,389
Income Taxes	$2,987	$4,284

Supplemental disclosures of non-cash investing and financing activities:
Transfer of loans held-for-sale to loans held-to-maturity	$—	$1,717
Stock plan accruals	$153	$152
Tax benefit for stock options	$145	$—
Stock dividend distributed	$5,537	$4,746

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 and December 31, 2003

1.	BASIS OF PRESENTATION

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

In December 2003, FASB issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company currently has postretirement benefit plans that are within the scope of this Statement. Management has done an analysis of the impact of this accounting pronouncement and this has been disclosed in the sections of this report entitled “FIRST NORTHERN BANK - EXECUTIVE SALARY CONTINUATION PLAN” and “FIRST NORTHERN BANK - DIRECTORS’ RETIREMENT PLAN”.

In March, 2004, the Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” consensus was published. Issue No. 03-1 contained new guidance effectively codifying the provisions of SEC Staff Accounting Bulletin No. 59 and creates a new model that calls for new judgments and additional evidence gathering. The Company does not expect the adoption of this EITF to have a material impact on the Company’s Consolidated Financial Statements.

2.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the nine-month periods ended September 30, 2004 and 2003 and for the year ended December 31, 2003 were as follows (in thousands):

	Nine months ended September 30,		Year ended December 31, 2003
	2004	2003
Balance, beginning of period	$7,738	$7,285	$7,285
Provision for loan losses	305	1,560	2,230
Loan charge-offs	(349)	(622)	(1,909)
Loan recoveries	611	107	132

Balance, end of period	$8,305	$8,330	$7,738

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the nine months ended September 30, 2004 for cash proceeds equal to the fair value of the loans.

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

At September 30, 2004, the Company had $8,893,000 of mortgage loans held for sale. At September 30, 2004 and December 31, 2003, the Company serviced real estate mortgage loans for others of $104,530,000 and $98,172,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2004 and December 31, 2003.

(Dollars in thousands)	December 31, 2003	Additions	Reductions	September 30, 2004
Mortgage servicing rights	$676	$202	$98	$780

There was no valuation allowance recorded for mortgage servicing rights as of September 30, 2004 and December 31, 2003.

4.	LONG TERM BORROWINGS

During the nine months ended September 30, 2004, the Company obtained an additional amortizing advance on March 15, 2004, in the amount of $5,625,084, from the Federal Home Loan Bank (FHLB). The advance matures on March 16, 2009, and has a fixed interest rate of 3.14 percent. The purpose of the advance was to offset the interest rate risk associated with a loan with similar payment characteristics.

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

The following table presents basic and diluted EPS for the three-month and nine-month periods ended September 30, 2004 and 2003 (amounts in thousands, except share and earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$1,727	$1,584	$4,735	$4,740

Denominator:
Weighted average common shares outstanding	3,601,954	3,620,431	3,614,500	3,626,108

Basic EPS	$0.48	$0.44	$1.31	$1.31

Diluted earnings per share:
Net income	$1,727	$1,584	$4,735	$4,740

Denominator:
Weighted average common shares outstanding	3,601,954	3,620,431	3,614,500	3,626,108
Incremental shares due to dilutive stock options	94,017	98,917	94,671	98,379

Adjusted weighted average common shares outstanding	3,695,971	3,719,348	3,709,171	3,724,487

Diluted EPS	$0.47	$0.43	$1.28	$1.27

6.	STOCK OPTION PLAN

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,727	1,584	4,735	4,740

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	51	17	153	91

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(91)	(73)	(273)	(201)

Pro forma net income	$1,687	1,528	4,615	4,630

Earnings per share:
Basic-as reported	$0.48	$0.44	$1.31	$1.31

Basic-pro forma	$0.47	$0.42	$1.28	$1.28

Diluted-as reported	$0.47	$0.43	$1.28	$1.27

Diluted-pro forma	$0.46	$0.41	$1.24	$1.24

7.	FIRST NORTHERN BANK - EXECUTIVE SALARY CONTINUATION PLAN

Pension Benefit Plans

First Northern Bank has an unfunded noncontributory defined benefit pension plan (“Salary Continuation Plan”) for a select group of highly compensated employees. The plan provides defined benefit levels between $50,000 and $125,000 depending on responsibilities at the bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	For quarter ending September 30,
	2004	2003	2002
Components of Net Periodic Benefit Cost
Service Cost	$38,971	39,877	35,156
Interest Cost	11,740	9,109	6,177
Amortization of prior service cost	3,257	3,257	3,257

Net periodic benefit cost	$53,968	52,242	44,590

Company estimates at December 31, 2004 that the net periodic benefit cost will be $215,873. This compares to net periodic benefit costs of $208,970 and $178,361 at December 31, 2003 and 2002, respectively.

Estimated Contributions for Fiscal 2004

For unfunded plans, contributions to the plan are the benefit payments made to participants. First Northern Bank is not expected to make any benefit payments during fiscal 2004.

8.	FIRST NORTHERN BANK – DIRECTORS’ RETIREMENT PLAN

Pension Benefit Plans

First Northern Bank has an unfunded noncontributory defined benefit pension plan (“Directors’ Retirement Plan”) for directors of First Northern Bank. The plan provides a retirement benefit equal to $1,000 per year of service as a director, up to a maximum of $15,000. The retirement benefit is payable for 10 years following retirement at age of 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	For quarter ending September 30,
	2004	2003	2002
Components of Net Periodic Benefit Cost
Service Cost	$17,683	15,806	31,830
Interest Cost	4,795	3,837	2,936
Amortization of net loss	752	272	—

Net periodic benefit cost	$23,230	19,915	34,766

Company estimates at December 31, 2004 that the net periodic benefit cost will be $92,919. This compares to net periodic benefit costs of $79,659 and $139,064 at December 31, 2003 and 2002, respectively.

Estimated Contributions for Fiscal 2004

For unfunded plans, contributions to the plan are the benefit payments made to participants. First Northern Bank is not expected to make any benefit payments during fiscal 2004.

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

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month and nine-month periods ended September 30, 2004 and 2003 and should be read in conjunction with the Company’s consolidated 2003 financial statements and the notes thereto contained in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2003, along with other financial information included in this report.

SUMMARY

The Company recorded net income of $4,735,000 for the nine-month period ended September 30, 2004, representing a decrease of $5,000 or 0.11% from net income of $4,740,000 for the same period in 2003.

The decrease in net income for the nine-month period ended September 30, 2004 as compared to the same period a year ago resulted primarily from a decrease in net interest income and other operating income which was partially offset by a decrease in provision for loan losses and decreases in other operating expenses.

The Company recorded net income of $1,727,000 for the three-month period ended September 30, 2004, representing an increase of $143,000 or 9.03% from net income of $1,584,000 for the same period in 2003.

The increase in net income for the three-month period ended September 30, 2004 as compared to the same period a year ago resulted primarily from a decrease in provision for loan losses and an increase in net interest income, which was partially offset by an increase in other operating expenses and a decrease in other operating income.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $2,209,000 decrease in cash and due from banks, a $1,400,000 increase in federal funds sold, a $1,274,000 increase in investment securities available-for-sale, a $40,209,000 increase in loans, a $1,779,000 decrease in loans held for sale, a $363,000 decrease in premises and equipment and a $1,159,000 increase in accrued interest receivable and other assets from December 31, 2003 to September 30, 2004. The decrease in cash and due from banks was due to a decrease in items in process of collection. The increase in federal funds sold was due to a decrease in cash and due from banks and an increase in deposits. The increase in investment securities available-for-sale was due purchases of U.S. government agency investment securities. The increase in loans was due to an increase in commercial, equipment, agriculture, real estate and construction loans and home equity lines of credit, which was partially offset by a decrease in commercial real estate, equipment leases and consumer loans. These fluctuations were due to changes in the demand for certain loan products by the Company’s borrowers. The decrease in loans held-for-sale was in real estate loans and was due, for the most part, to a decrease in the origination of loans compared to sales. The Company originated approximately $43,153,000 in residential mortgage loans during the first nine months of 2004, which was offset by approximately $45,314,000 in loan sales during this period. The decrease in premises and equipment was due to increased depreciation, which was partially offset by an increase in computer hardware and furniture and equipment purchases. The increase in accrued interest receivable and other assets was due to an increase in loan interest receivables, cash surrender value of bank-owned life insurance, mortgage servicing asset, and income taxes receivable, which was partially offset by decreases in computer software, securities interest receivables, prepaid expenses and unamortized costs on leases and an increase in housing tax credit amortization expense.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed an increase in total deposits of $30,620,000 at September 30, 2004 compared to the total at December 31, 2003. The increase in deposits was due to higher demand, savings and money market and time deposit totals combined with lower interest-bearing transaction deposit totals. These fluctuations were due to cyclical changes in deposit requirements of the Company’s depositors. Federal Home Loan Bank advance (“FHLB advance”) and other borrowings increased $5,918,000 for the nine months ended September 30, 2004 compared to the year ended December 31, 2003, due to an additional FHLB advance and an increase in treasury tax and loan note payable. Other liabilities decreased $54,000 from December 31, 2003 to September 30, 2004. The decrease in other liabilities was due to a decrease in accrued interest expense, taxes payable, accrued profit sharing and incentive compensation expenses, which were partially offset by increases in accrued retirement expense and deferred compensation expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The reduction in general market interest rates decreased the Company’s yields on earning assets. The Federal Open Market Committee increased the federal funds rate by a total of 75 basis points during the twelve-month period ended September 30, 2004. These increases occurred on June 30, 2004, August 10, 2004 and September 21, 2004.

Interest income on loans for the nine-month period ended September 30, 2004 was up 1.2% from the same period in 2003, increasing from $20,072,000 to $20,312,000 and was up 4.0% for the three-month period ended September 30, 2004 over the same period in 2003, from $6,981,000 to $7,260,000. The increase from the nine-month period ended September 30, 2004 as compared to the same period a year ago was primarily due to an increase in average loans which was partially offset by a 35 basis point decrease in loan yields. The increase over the three-month period ended September 30, 2004 as compared to the same period a year ago was primarily due to an increase in average loans which was partially offset by a 41 basis point decrease in loan yields.

Interest income on federal funds sold for the nine-month period ended September 30, 2004 was up 319.4% from the same period in 2003, increasing from $129,000 to $541,000 and was up 247.1% for the three-month period ended September 30, 2004 over the same period in 2003, from $68,000 to $236,000. The increase in federal funds income for the nine-month period ended September 30, 2004 was primarily due to an increase in average federal funds sold and a 14 basis point increase in federal funds rates. The increase over the three-month period ended September 30, 2004 as compared to the same period a year ago, was primarily due to an increase in average federal funds sold and a 44 basis point increase in federal funds rates. The changes in average federal funds sold were the result of the usual seasonality of transaction deposit accounts.

Interest income on investment securities for the nine-month period ended September 30, 2004 was down 23.2% from the same period in 2003, decreasing from $2,737,000 to $2,103,000 and was down 17.0% for the three-month period ended September 30, 2004 over the same period in 2003, from $841,000 to $698,000. The decrease from the nine-month period ended September 30, 2004 as compared to the same period a year ago was primarily due to a decrease in average investment securities and a 20 basis point decrease in securities yields. The decrease over the three-month period ended September 30, 2004 as compared to the same period a year ago was primarily due to a decrease in average investment securities and by a 33 basis point decrease in investment securities yields.

Interest Expense

The reduction in general market interest rates decreased the Company’s cost of funds in the third quarter compared to the same quarter a year ago. The Federal Open Market Committee increased the federal funds rate by a total of 75 basis points during the past twelve months. These increases occurred on June 30, 2004, August 10, 2004 and September 21, 2004.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2004 was up 8.58% from the same period in 2003, increasing from $2,318,000 to $2,517,000 and was up 12.9% for the three-month period ended September 30, 2004 over the same period in 2003 from $782,000 to $883,000. The increase in interest expense from the nine-month period ended September 30, 2004 was primarily due to increased average interest bearing deposits and an increase in FHLB advance, which was partially offset by a 7 basis point decrease in deposit rates and a decrease in other borrowings. The increase in interest expense from the three-month period ended September 30, 2004 was primarily due to increased average interest bearing deposits and an increase in FHLB advance, which was partially offset by a 4 basis point decrease in deposit rates and a decrease in other borrowings.

Provision for Loan Losses

There was a provision for loan losses of $305,000 for the nine-month period ended September 30, 2004 compared to a $1,560,000 provision for the same period in 2003. The decrease in the provision was due to a decrease in non-accrual loans and the Company’s evaluation of the quality of the loan portfolio. The September 30, 2004 allowance for loan losses of approximately $8,305,000 was 1.98% of total loans (excluding loans held for sale) compared to $7,738,000 or 2.05% of total loans (excluding loans held for sale) at December 31, 2003. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

Other Operating Income

Other operating income was down 29.9% for the nine-month period ended September 30, 2004 from the same period in 2003, decreasing from $5,523,000 to $3,870,000. This decrease was primarily due to a decrease in gains on sales of loans, gains on other real estate owned, mortgage brokerage income, loan servicing income, and realized gains on available for sale securities, which was partially offset by an increase in service charges on deposit accounts, investment and brokerage services income, and other miscellaneous income. Decreases in gains on sales of loans, mortgage brokerage income and loan servicing income accounted for most of the decrease in other operating income during the nine-month period ended September 30, 2004, due to a slowdown in demand for mortgage financing and refinancing activity compared to the same period in 2003. The Company sold approximately $45,314,000 in residential mortgage loans during the nine-month period ended September 30, 2004, as compared to $167,867,000 for the same period in 2003. The decrease in other real estate owned income was due to a payment received on a previously owned real estate property during the nine-month period ended September 30, 2003 that was not repeated during the same period in 2004. The decrease in realized gains on available for sale securities was due to the sale of a corporate bond that was previously written down due to a decline in value during the nine-month period ended September 30, 2003 that was not repeated during the same period in 2004. The increase in service charges on deposit accounts was due to an increase in monthly service charges and other service charges. The increase in investment and brokerage services income was due to an increase in demand for investment and brokerage services. Other miscellaneous income increased for the most part due to an increase in trust income, safe deposit income, check sales income and stand-by letter of credit fees which were offset by a decrease in interest income on bank-owned life insurance policies.

Other operating income was down 2.07% for the three-month period ended September 30, 2004 from the same period in 2003, decreasing from $1,450,000 to $1,420,000. This decrease was primarily due to a decrease in loan servicing income, mortgage brokerage income, and realized gains on available for sale securities, which was partially offset by an increase in service charges on deposit accounts, gains on sales of loans, gains on other real estate owned, investment and brokerage services income, and other miscellaneous income. Decreases in loan servicing income accounted for most of the decrease in other operating income during the three-month period ended September 30, 2004. The decrease in loan servicing income was due to a decrease in mortgage-servicing income. The decrease in mortgage brokerage income was due to a decrease in mortgage brokerage activity. The decrease in realized gains on available for sale securities was due to the reduction in sales in the three-months ended September 30, 2004 compared to sales in the same period in 2003. The increase in service charges on deposit accounts was due to an increase in overdraft fees, monthly service charges and other service charges. The increase in gains on sales of loans income was due to more favorable pricing per loan as compared to the same period last year. The Company sold approximately $12,260,000 in residential mortgage loans during the three-month period ended September 30, 2004, as compared to $74,150,000 for the same period in 2003. The increase in other real estate owned income was due to a payment received on a previously owned real estate property during the three-month period ended September 30, 2004 that did not occur during the same period in 2003. The increase in investment and brokerage services income was due to an increase in demand for investment and brokerage services. Other miscellaneous income increased for the most part due to an increase in trust income, stand-by letter of credit fees, safe deposit income, check sales income and interest income on bank-owned life insurance policies.

Other Operating Expenses

Total other operating expenses was down 3.53% for the nine-month period ended September 30, 2004 from the same period in 2003, decreasing from $17,307,000 to $16,696,000.

The main reasons for the decrease in other operating expenses in the nine-month period ended September 30, 2004 were the following: decreases in salaries and benefits, stationery and supplies, advertising costs and other miscellaneous operating expenses; which were partially offset by increases in occupancy and equipment, and data processing expense. The decrease in salaries and benefits was due to decreases in the following: commissions for real estate loans; payroll taxes; retirement compensation expense; and profit sharing and incentive compensation provisions due to decreased profits combined with increases in group insurance expense; worker’s compensation expense; merit salary increases; deferred compensation interest expense; and welfare and recreation expense. The decrease in stationery and supplies was due to a reduction in supply usage. The decrease in advertising costs was due to reduction in production costs for the Company’s annual report compared to the same period in 2003. The decrease in other miscellaneous operating expenses was due to decreases in the following: computer software depreciation; contributions; membership dues; checks purchased expense; credit reports expense; accounting and audit fees; employee training expense; ATM processing fees; miscellaneous loan and lease expense; other director expense; messenger and armored expense; business travel and sundry losses; which was partially offset by increases in liability insurance; amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment; examination fees; consulting fees; telephone expense; visa processing fees and loan collection expense. The increase in occupancy and equipment costs was due to increased rent expense, hazard and liability insurance expense, compliance expense, computer hardware depreciation and service contract expense, which was partially offset by decreases in building and equipment expense and utilities. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and Internet banking system.

Total other operating expenses was up 4.23% for the three-month period ended September 30, 2004 from the same period in 2003, increasing from $5,798,000 to $6,043,000.

The main reasons for the increase in other operating expenses in the three-month period ended September 30, 2004 were the following: increases in salaries and benefits; occupancy and equipment expense; data processing; stationery and supplies; and advertising costs which were partially offset by decreases in other miscellaneous operating expenses. The increase in salaries and benefits was due to increases in the following: worker’s compensation expense; merit salary increases; deferred compensation interest expense and provision for incentive compensation and profit sharing expenses due to increased profits combined with decreases in group insurance; welfare and recreation expense; retirement compensation expense; payroll taxes; and commissions for real estate loans. The increase in advertising costs was due to increased advertising compared to the same period in 2003. The increase in stationery and supplies was due to an increase in supply usage. The decrease in other miscellaneous operating expenses was due to decreases in the following: checks purchased expense; meals and entertainment expense; membership dues; messenger and armored service expense; subscriptions expense; examination fees; accounting and audit fees; debit card expenses; and employee training costs; which were partially offset by increases in consulting fees; legal fees; contributions expense; postage expense; telephone expense; public relations expense; insurance costs; miscellaneous loan and lease expense; credit reports expense; sundry loss expense; correspondent bank fees; other director expense; loan collection expense; and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment. The increase in occupancy and equipment costs was due to increased rent expense, computer hardware depreciation expense, compliance expense and service contract expense which were partially offset by decreases in utilities expense, equipment maintenance expense and bank-owned vehicle expense. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and Internet banking system.

Income Taxes

The Company’s tax rate, the Company’s earnings before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes. In the nine months ended September 30, 2004, the Company’s provision for income taxes increased from $2,536,000 to $2,573,000 for the same period in 2003. The Company’s effective tax rate for the nine months ended September 30, 2004 was 35.2%, compared to 34.9% for the same period in 2003. The increase in the effective tax rate was due to lower nontaxable municipal bond income, which was partially offset by an investment in an affordable housing tax credit in the nine months ended September 30, 2004 compared to the same period in 2003. Nontaxable municipal bond income was $464,000 and $531,000 for the nine months ended September 30, 2004 and 2003, respectively.

In the three months ended September 30, 2004, the Company’s provision for income taxes increased $105,000 from $856,000 to $961,000 for the same period in 2003. The Bank’s effective tax rate for the three months ended September 30, 2004 was 35.8%, compared to 35.1% for the same period in 2003. The increase in the effective tax rate was due to lower nontaxable municipal bond income in the three months ended September 30, 2004 compared to the same period in 2003, which was partially offset by an investment in an affordable housing tax credit. Nontaxable municipal bond income was $153,000 and $163,000 for the three months ended September 30, 2004 and 2003, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	September 30, 2004	December 31, 2003
Undisbursed loan commitments	$173,801	156,461
Standby letters of credit	9,404	8,763

	$183,205	165,224

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

Non-accrual loans amounted to $871,000 at September 30, 2004 and were comprised of three agricultural loans totaling $844,000 and two commercial loans totaling $27,000. At December 31, 2003, non-accrual loans amounted to $3,877,000 and were comprised of six commercial loans totaling $395,000, and nine agricultural loans totaling $3,482,000. At September 30, 2003, non-accrual loans amounted to $3,677,000 and were comprised of six commercial loans totaling $247,000, eleven agricultural loans totaling $3,410,000 and four installment loans totaling $20,000. The decrease in non-accrual loans at September 30, 2004 from the balance at December 31, 2003 was due to six commercial loans for which the Company received payments and/or were charged off, and nine agricultural loans, six that received payments, one that received a payment was partially charged off, one that was charged off and one with the remaining balance transferred to other real estate owned which was subsequently sold. Nearly all of the remaining non-accrual loan balances can be attributed to a relationship with one of the Company’s business customers, consisting of two agricultural loans which are in the process of collection. These loans did not require a significant increase in loan loss allowances because they were adequately collateralized. The Company’s management believes that nearly $833,000 of the non-accrual loans at September 30, 2004 are adequately collateralized or guaranteed by a governmental entity, and the remaining $38,000 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss allowance. See “Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

At September 30, 2004, the Company had no loans 90 days past due and still accruing. Such loans amounted to $4,000 at December 31, 2003, and $1,000 at September 30, 2003.

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

The following table summarizes the loan loss experience of the Company for the nine-month periods ended September 30, 2004 and 2003, and for the year ended December 31, 2003.

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Nine months ended September 30,		Year ended December 31, 2003
	2004	2003
Balance at Beginning of Period	$7,738	$7,285	$7,285
Provision for Loan Losses	305	1,560	2,230
Loans Charged-Off:
Commercial	(121)	(577)	(143)
Agriculture	(214)	—	(1,662)
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	(14)	(45)	(104)

Total Charged-Off	(349)	(622)	(1,909)

Recoveries:
Commercial	199	88	101
Agriculture	398	—	11
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	14	19	20

Total Recoveries	611	107	132

Net Recoveries (Charge-Offs)	262	(515)	(1,777)

Balance at End of Period	$8,305	$8,330	$7,738

Ratio of Net Recoveries (Charge-Offs)
To Average Loans Outstanding During the Period	0.07%	(0.15)%	(0.48)%
Allowance for Loan Losses
To Total Loans at the end of the Period	1.98%	2.38%	2.05%
To Nonperforming Loans at the end of the Period	953.50%	226.48%	199.38%

Nonperforming loans totaled $871,000, $3,678,000 and $3,881,000 at September 30, 2004 and 2003 and December 31, 2003, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds. At September 30, 2004, the Company had the following deposit mix: 33% in savings and MMDA deposits, 24% in time deposits, 12% in interest-bearing transaction deposits and 31% in non-interest-bearing transaction deposits. Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2004 and December 31, 2003 are summarized as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Three months or less	$29,354	$30,846
Over three to twelve months	32,941	21,705
Over twelve months	5,828	7,132

Total	$68,123	$59,683

Liquidity and Capital Resources

In order to adequately serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale). This ratio was 78.9% on September 30, 2004. In addition, on September 30, 2004, the Company had the following short-term investments: $72,315,000 in federal funds sold; $8,100,000 in securities due within one year; and $33,400,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000; additionally the Company has a line of credit with the Federal Home Loan Bank, of which the current borrowing capacity is $56,750,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from First Northern Bank of Dixon (the “Bank”). Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2004, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of September 30, 2004 (amounts in thousands except percentage amounts).

	Actual		Well Capitalized Ratio Requirement	Minimum Capital
	Capital	Ratio
Leverage	$48,103	8.0%	5.0%	4.0%
Tier 1 Risk-Based	$48,103	9.9%	6.0%	4.0%
Total Risk-Based	$54,222	11.1%	10.0%	8.0%

Return on Equity and Assets

	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Year ended December 31, 2003
Annualized return on average assets	1.10%	1.24%	1.18%
Annualized return on beginning core equity*	14.00%	15.77%	15.25%

*	Core equity consisted of $45,103,000 at December 31, 2003.

Recent Accounting Pronouncements

In December 2003, FASB issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company currently has postretirement benefit plans that are within the scope of this Statement. Management has done an analysis of the impact of this accounting pronouncement and this has been disclosed in the Notes To Unaudited Condensed Consolidated Financial Statements entitled “FIRST NORTHERN BANK - EXECUTIVE SALARY CONTINUATION PLAN” and “FIRST NORTHERN BANK - DIRECTORS’ RETIREMENT PLAN”.

In March, 2004, the Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” consensus was published. Issue No. 03-1 contained new guidance effectively codifying the provisions of SEC Staff Accounting Bulletin No. 59 and creates a new model that calls for new judgments and additional evidence gathering. The Company does not expect the adoption of this EITF to have a material impact on the Company’s Consolidated Financial Statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2004, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4.

CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended September 30, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company approved a stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date. This stock repurchase program, which remained in effect until April 30, 2004, allowed repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period. On April 16, 2004, the Company approved a new stock repurchase program effective April 30, 2004 to replace the Company’s previous stock purchase plan that expired on April 30, 2004. The new stock repurchase program, which will remain in effect until April 30, 2006, allows repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 9,634 shares of the Company’s outstanding common stock during the three-month period ended September 30, 2004. The following table details stock repurchase activity during this period:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program
July 2004	2,017	$25.78	2,017	21,172
August 2004	5,735	$25.78	5,735	27,539
September 2004	1,882	$26.22	1,882	25,652
Total	9,634	$25.87	9,634	25,652

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date: November 9, 2004	By	/s/ Louise A. Walker
Louise A. Walker, Sr. Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)