Form 10-K
period 2004-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2005-03-16
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Yes   ☒     No   ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2004 (based upon the last reported sales price of such stock on the OTC Bulletin Board on June 30, 2004) was $84,684,154.

The number of shares of Common Stock outstanding as of March 15, 2005 was 3,606,733.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2004 Annual Meeting of Shareholders to be held on April 28, 2005.

PART I

ITEM 1 - BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks discussed on pages 14 through 17 herein and other risk factors discussed elsewhere in this Report. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Unless otherwise indicated, all information herein has been adjusted to give effect to stock dividends.

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

On January 1, 1980, the Bank’s Federal Charter was relinquished in favor of a California State Charter, and the Bank’s name was changed to First Northern Bank of Dixon.

In April of 2000, the shareholders of First Northern approved a corporate reorganization, which provided for the creation of a bank holding company, First Northern Community Bancorp (the “Company”). The objective of this reorganization, which was effected May 19, 2000, was to enable the Bank to better compete and grow in its competitive and rapidly changing marketplace. As a result of the reorganization, the Bank is a wholly owned and principal operating subsidiary of the Company.

First Northern engages in the general commercial banking business in the Solano, Yolo, Placer and Sacramento Counties of California.

The Company’s and the Bank’s Administrative Offices are located in Dixon, California. Also located in Dixon are the back office functions of the Data Processing/Central Operations Department and the Central Loan Department.

The Bank has ten full service branches. Five are located in the Solano County cities of Dixon, Fairfield, Suisun City, and Vacaville (2). Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland. One branch is located in Downtown Sacramento, Sacramento County. In 2001, the Bank opened two satellite-banking offices inside retirement communities in the city of Davis. In addition, the Bank has Real Estate Loan Offices in Davis, Woodland, Vacaville, El Dorado Hills and Roseville that originate residential mortgages and construction loans. The Bank also has a Small Business Administration (the “SBA”) Loan Department and an Asset Management & Trust Department in Sacramento, Sacramento County that serve the Bank’s entire market area.

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

The operating policy of the Bank since its inception has emphasized serving the banking needs of individuals and small-to medium-sized businesses. In Dixon, this has included businesses involved in crop and livestock production. The economy of the Dixon area was primarily dependent upon agricultural related sources of income and most employment opportunities were also related to agriculture.

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

The SBA Loan Department was opened in April 1997 in Sacramento to serve the small business and industrial loan demand throughout the Bank’s entire market area.

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

Two satellite banking offices of the Bank’s Davis Branch were opened in 2001 in Davis at Covell Gardens and the University Retirement Community, senior living communities.

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

In October of 2002, the Bank opened its tenth branch on a prominent corner in Downtown Sacramento to serve Sacramento Metro’s business center and its employees. The Bank’s Asset Management & Trust Department, located on the mezzanine of the Downtown Sacramento Branch, was opened in 2002 to serve the trust and fiduciary needs of the Bank’s entire market area. Fiduciary services are offered for individuals, businesses, governments and charitable organizations in the Solano, Yolo, Sacramento, Placer and El Dorado County regions.

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

As of December 31, 2004, the Company and the Bank employed 225 full-time equivalent staff. The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

First Northern has historically experienced seasonal swings in both deposit and loan volumes due primarily to general economic factors and specific economic factors affecting our clients. Deposits have typically hit lows in February or March and have peaked in November or December. Loans typically peak in the late spring and hit lows in the fall as crops are harvested and sold. Since the real estate and agricultural economies generally follow the same seasonal cycle, they experience the same deposit and loan fluctuations.

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

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System (the “FRB”) influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both members and non-members financial institutions’ deposits. Such actions significantly affect the overall growth and distribution of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted. Additionally, state and federal tax policies can impact banking organizations.

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

Bank Regulation and Supervision

The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”) and the Company by the FRB. The regulations of these agencies affect most aspects of the Company’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Company’s activities and various other requirements. While the Bank is not a member of the FRB, it is also directly subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B). In addition, the banking industry is subject to significantly increased regulatory scrutiny and enforcement regarding Bank Secrecy Act and anti-money laundering matters. During 2004, a number of banks and bank holding companies announced the imposition of regulatory sanctions, including regulatory agreements and, in some cases, fines and penalties by the bank regulators due to failures to comply with the Bank Secrecy Act and other anti-money laundering legislation.

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

The Company believes that it complies with all provisions of GLBA and all implementing regulations, and the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

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

As of December 31, 2004, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2004 (amounts in thousands except percentage amounts).

	The Company
	Actual		Well Capitalized Ratio	Minimum Capital Requirement
	Capital	Ratio
Leverage	$50,676	8.1%	5.0%	4.0%
Tier 1 Risk-Based	50,676	10.1%	6.0%	4.0%
Total Risk-Based	56,978	11.4%	10.0%	8.0%

	The Bank
	Actual		Well Capitalized Ratio	Minimum Capital Requirement
	Capital	Ratio
Leverage	$50,048	8.0%	5.0%	4.0%
Tier 1 Risk-Based	50,048	10.0%	6.0%	4.0%
Total Risk-Based	56,350	11.2%	10.0%	8.0%

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. Management believes that at December 31, 2004, the Company and the Bank met the requirements for “well capitalized institutions.”

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

The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s non-compliance with one or more standards.

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

Among other provisions, Section 302(a) of the Sarbanes-Oxley Act requires that our Chief Executive Officer and Chief Financial Officer certify that our quarterly and annual reports do not contain any untrue statement or omission of a material fact. Specific requirements of the certifications include having these officers confirm that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures; they have made certain disclosures to our auditors and Audit Committee about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

In addition, Section 404 of the Sarbanes-Oxley Act and the SEC’s rules and regulations thereunder require our management to evaluate, with the participation of our principal executive and principal financial officers, the effectiveness, as of the end of each fiscal year, of our internal control over financial reporting. Our management must then provide a report of management on our internal control over financial reporting that contains, among other things, a statement of their responsibility for establishing and maintaining adequate internal control over financial reporting, and a statement identifying the framework they used to evaluate the effectiveness of our internal control over financial reporting.

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

The enactment of GLBA is the latest evidence of this trend, and it is anticipated that this trend will continue as financial services institutions combine to take advantage of the elimination of the barriers against such affiliations. The enactment of the federal Interstate Banking and Branching Act in 1994 and the California Interstate Banking and Branching Act of 1995 have increased competition within California. Recent legislation has also made it easier for out-of-state credit unions to conduct business in California and allows industrial banks to offer consumers more lending products. Moreover, regulatory reform, as well as other changes in federal and California law will also affect competition. The availability of banking services over the Internet or “e-banking” has continued to expand. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

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

Dependence on Real Estate Lending

At December 31, 2004, approximately 71% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate. The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early 1990’s. See “Adverse California Economic Conditions Could Adversely Affect the Bank’s Business.”

The Bank’s primary lending focus has historically been commercial (including agricultural), construction and real estate mortgage. At December 31, 2004, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 51% and 20%, respectively, of the total loans in the Bank’s portfolio. At December 31, 2004, all of the Bank’s real estate mortgage and construction loans and approximately 48% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition and results of operations. See “Adverse California Economic Conditions Could Adversely Affect the Bank’s Business.”

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2004, approximately 71% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were related to collateral located in Northern California. As a result, poor economic conditions in California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. In the early 1990’s, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If economic conditions in California continue to decline or if California were to experience another recession, it is expected that the Bank’s level of problem assets would increase accordingly. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank. The occurrence of natural disasters in California could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and business prospects.

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

Potential Volatility of Deposits

At December 31, 2004, 13% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000. These deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits would adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

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

Competition

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank. In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations and credit unions, which offer many services that traditionally were offered only by banks. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies. In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market. During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans. Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans. No assurance can be given that the Bank will be able to compete with these lenders. See “Business - Competition.”

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

War on Terrorism; Foreign Hostilities

Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats may result in a downturn in U.S. economic conditions and could adversely affect business and economic conditions in the U.S. generally and in our principal markets. The war in Iraq has also generated various political and economic uncertainties affecting the global and U.S. economies.

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

Adequacy of Allowance for Loan and Other Real Estate Losses

The Bank’s allowance for estimated losses on loans was approximately $8.3 million, or 1.89% of total loans at December 31, 2004 compared to $7.7 million or 2.05% of total loans in 2003 and 167% of total non-performing loans at December 31, 2004 compared to 199% in 2003. Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates. In addition an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets. Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience.”

Shares Eligible for Future Sale

As of December 31, 2004, the Company had 3,601,167 shares of Common Stock outstanding, all of which are eligible for sale in the public market without restriction. Future sales of substantial amounts of the Company’s Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire up to 7% of the unissued authorized shares of Common Stock at exercise prices ranging from $9.60 to $24.76 have been issued to directors and employees of the Company under the Company’s 2000 Stock Option Plan and Outside Directors 2000 Non-statutory Stock Option Plan, and options to acquire up to an additional 9% of the unissued authorized shares of Common Stock are reserved for issuance under such plans. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s Common Stock. See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Limited Public Market; Volatility in Stock Price

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ. However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”. The Company is aware that Hoefer & Arnett, Inc., The Seidler Companies, Inc., Wedbush Morgan Securities and Monroe Securities, Inc. all currently make a market in the Company’s common stock. Management is aware that there are also private transactions in the Company’s common stock. However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares. Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry, as well as the level of repurchases of Company stock by the Company pursuant to its stock repurchase program.

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

Dilution

As of December 31, 2004, the Company had outstanding options to purchase an aggregate of 286,615 shares of Common Stock at exercise prices ranging from $9.60 to $24.76 per share, or a weighted average exercise price per share of $17.42. To the extent such options are exercised, shareholders of the Company will experience dilution. See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through 19 offices in five counties in Northern California including seven offices in Solano County, eight in Yolo County, three in Sacramento County, two in Placer County, and one in El Dorado County. In addition, the Company owns a vacant lot in northern Solano County for a possible future bank site. The Company and the Bank believe all of their offices are constructed and equipped to meet prescribed security requirements.

The Bank owns three branch office locations and two administrative facilities and leases 13 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ. However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”. The Company is aware that Hoefer & Arnett, Inc., The Seidler Companies, Inc., Wedbush Morgan Securities and Monroe Securities, Inc. all currently make a market in the Company’s common stock. Management is aware that there are also private transactions in the Company’s common stock and the data set forth below may not reflect all such transactions.

The following table summarizes the range of sales prices of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by The Seidler Companies, Inc. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH	LOW
4th Quarter 2004	$29.00	$26.00
3rd Quarter 2004	$26.50	$25.50
2nd Quarter 2004	$27.20	$25.00
1st Quarter 2004	$27.70	$25.71

4th Quarter 2003	$27.25	$25.00
3rd Quarter 2003	$25.75	$23.50
2nd Quarter 2003	$25.50	$23.25
1st Quarter 2003	$27.36	$22.17

As of December 31, 2004, there were approximately 1,036 holders of record of the Company’s common stock, no par value, which is the only class of equity securities authorized or issued.

In the last three years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 28, 2005	6%	March 31, 2005
February 27, 2004	6%	March 31, 2004
February 28, 2003	6%	March 31, 2003

The Company does not expect to pay a cash dividend in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

On April 16, 2004, the Company approved a stock repurchase program effective April 30, 2004 to replace the Company’s previous stock purchase plan that expired on April 30, 2004. The stock repurchase program, which will remain in effect until April 30, 2006, allows repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 8,250 shares of the Company’s outstanding common stock during the fourth quarter of December 31, 2004. The following table details stock repurchase activity during this period:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2004	1,293	$26.04	1,293	24,364
November 2004	3,055	$27.26	3,055	35,542
December 2004	3,902	$28.03	3,902	40,987
Total	8,250	$27.11	8,250	40,987

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements. The selected consolidated financial data set forth below as of December 31, 2001, and 2000 have been derived from the Company’s and Bank’s historical financial statements not included in this Report. The financial information for 2004, 2003 and 2002 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part I (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Summary of Operations for the year ended December 31,

(in thousands, except share and per share amounts)

	2004	2003	2002	2001	2000
Interest Income and Loan Fees	$31,619	$30,326	$28,941	$29,524	$28,857
Interest Expense	(3,426)	(3,109)	(4,237)	(8,318)	(8,990)

Net Interest Income	28,193	27,217	24,704	21,206	19,867
(Provision for) Reversal and Recovery of Loan Losses	(305)	(2,230)	(521)	308	—

Net Interest Income after (Provision for) Reversal and Recovery of Loan Losses	27,888	24,987	24,183	21,514	19,867
Other Operating Income	5,214	7,160	4,972	3,525	3,720
Other Operating Expense	(22,845)	(22,791)	(20,566)	(16,936)	(15,886)

Income before Taxes	10,257	9,356	8,589	8,103	7,701
Provision for Taxes	(3,550)	(3,245)	(2,871)	(2,774)	(2,658)

Net Income	$6,707	$6,111	$5,718	$5,329	$5,043

Basic Income Per Share	$1.75	$1.59	$1.46	$1.33	$1.21

Diluted Income Per Share	$1.71	$1.56	$1.42	$1.30	$1.20

Total Assets	$628,673	$558,709	$495,221	$439,833	$391,628

Total Investments	$55,154	$50,235	$69,958	$96,797	$126,638

Total Loans, including loans held-for-sale, net	$431,973	$379,090	$355,018	$269,351	$217,127

Total Deposits	$557,186	$498,849	$442,241	$391,815	$349,779

Total Equity	$51,901	$46,972	$43,442	$41,556	$36,537

Weighted Average Shares of Common Stock outstanding Used for Basic Income Per Share Computation [1]	3,825,540	3,836,944	3,907,497	4,014,515	4,150,534

Weighted Average Shares of Common Stock outstanding Used for Diluted Income Per Share Computation [1]	3,919,790	3,921,342	4,014,517	4,114,742	4,201,751

Return on Average Total Assets	1.14%	1.18%	1.25%	1.30%	1.35%
Net Income/Average Equity	13.73%	13.56%	13.71%	13.55%	15.45%
Net Income/Average Deposits	1.28%	1.32%	1.40%	1.46%	1.49%
Average Loans/Average Deposits	75.81%	79.25%	73.99%	66.96%	55.67%
Average Equity to Average Total Assets	8.32%	8.69%	9.11%	9.60%	8.74%

1.	All years have been restated to give retroactive effect for stock dividends issued.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks on pages 14 through 17 herein and other risk factors discussed elsewhere in this Report. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

The Company experienced strong earnings performance in 2004 due to a combination of (1) growth in earning assets, (2) improvement in the mix of earning assets as reflected by an increase in federal funds as a percentage of average earning assets, (3) a reduction of provision for loan losses and recoveries of loans previously charged-off and (4) the increase in low cost deposits which helped to support the increase in federal fund sales. Financial highlights for 2004 include:

•	Net income for 2004 totaled $6.7 million, a 9.8% increase compared to $6.1 million for 2003. Net income per common share for 2004 of $1.75 increased 10.1% compared to $1.59 for 2003, and net income per common share on a fully diluted basis was $1.71 for 2004, an increase of 9.6% compared to $1.56 for 2003.

•	Loans (including loans held-for-sale) increased to $432 million at December 31, 2004, a 14% increase from $379.1 million at December 31, 2003. Commercial loans totaled $89.4 million at December 31, 2004, up 0.9% from $88.6 million a year earlier; agriculture loans were $32.8 million, up 0.6% from $32.6 million at December 31, 2003; real estate construction loans were $85.3 million, up 25.3% from $68.1 million at December 31, 2003; and real estate mortgage loans were $219.8 million, up 18.9% from $184.9 million a year earlier.

•	Average deposits grew to $522.2 million during 2004, a $58.4 million (12.6%) increase from 2003.

•	The Company reported average total assets of $587.1 million at December 31, 2004, up 13.2% from $518.7 million a year earlier.

•	The provision for loan losses in 2004 totaled $305,000, a decrease of 86.3% from $2.2 million in 2003. Net recoveries were $232,000 in 2004 compared to $1.8 million in net charge-offs in 2003. The decrease in the provision for loan losses and increase in net recoveries can be primarily attributed to improved credit quality and increased loan recoveries from loans previously charged-off.

•	Net interest income totaled $28.2 million for 2004, an increase of 3.6% from $27.2 million in 2003, primarily due to strong commercial loan volumes and increased federal funds sales.

•	Other operating income totaled $5.2 million for the year ended December 31, 2004, a decrease of 27.2% from $7.2 million for the year ended December 31, 2003. The decrease was due primarily to a reduction in mortgage loan volumes and associated transaction fees.

•	Other operating expenses totaled $22.9 million for 2004, up 0.4% from $22.8 million in 2003. Contributing to the increase were increased accounting and audit and consulting fees associated with Sarbanes-Oxley Act compliance, profit sharing payments and increased rents and equipment expenses associated with opening new branches and offices.

•	The Company’s common stock price experienced a 16.2% increase during 2004, closing at $26.89 per share at December 31, 2004, compared to $23.14 per share at December 31, 2003.

Looking forward to 2005, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income while remaining conscious of the need to maintain appropriate expense levels. We expect continued improvement in credit quality, continued strong commercial and real estate loan volumes and deposit growth, assuming that inflation remains in check throughout the year. If the current gradual move toward higher interest rates continues, the Company’s net interest income and net interest margin may increase due to an increase in the volume of variable rate loans and the level of federal funds remaining to be invested in higher yielding loans or securities, unless accompanied by a disproportionate increase in funding costs and/or a decrease in loan volume due to increased interest rates.

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

The Company’s most significant estimates are approved by its Management team, which is comprised of its most senior officers. At the end of each financial reporting period, a review of these estimates is presented to the Company’s Board of Directors.

The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company believes the allowance for loan losses accounting policy is critical because the loan and lease portfolio represents the largest asset type on the consolidated balance sheet. The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on the Company’s periodic evaluation of the factors mentioned below, as well as other pertinent factors. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards No. (“SFAS”) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loan loss element is determined using analysis that examines loss experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume. The unallocated portion of the allowance reflects the Company’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although the Company believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from Company estimates, additional provision for credit losses could be required that could adversely affect earning or financial position in future periods.

Prospective Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.

Statement 123 (R) requires both public and non-public entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., third-quarter 2005 for calendar year-end companies). All public companies that adopted the fair-value-based method of accounting, rather than the minimum-value method, must use either the modified prospective or the modified retrospective transition method. The Company adopted the fair value recognition provisions of FASB Statement 148, Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123, for stock-based employee compensation under the prospective method. See Notes to Consolidated Financial Statements (1) (k), (page 54). The Company does not anticipate the adoption of Statement 123(R) to have a significant impact on the consolidated financial statements.

American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”). SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans with evidence of deterioration of credit quality since origination acquired by completion of a transfer, including such loans acquired in purchase business combinations, and applies to all non-governmental entities, including not-for-profit organizations. SOP 03-03 does not apply to loans originated by the entity or acquired loans that have not deteriorated in credit quality since origination. SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company anticipates the adoption of SOP 03-03 to have no impact on the consolidated financial statements.

The following statistical information and discussion should be read in conjunction with the Selected Financial Data included in Part I (Item 6) and the audited consolidated financial statements and accompanying notes included in Part II (Item 8) of this Annual Report on Form 10-K.

The following tables present information regarding the consolidated average assets, liabilities and stockholders’ equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Tax-exempt income is not shown on a tax equivalent basis.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

	2004		2003		2002
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$37,542	6.40%	$35,627	6.87%	$26,810	5.86%
Investment Securities:
U.S. Government Securities	15,745	2.68%	14,234	2.74%	18,243	3.99%
Obligations of States & Political
Subdivisions	32,899	5.60%	43,822	8.45%	52,908	11.56%
Other Securities	3,277	0.56%	4,544	0.88%	12,079	2.64%
Federal Funds Sold	77,169	13.15%	30,164	5.82%	24,825	5.42%
Loans [1]	395,883	67.43%	367,520	70.86%	303,006	66.20%
Other Assets	24,551	4.18%	22,761	4.39%	19,816	4.33%

Total Assets	$587,066	100.00%	$518,672	100.00%	$457,687	100.00%

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Demand	$158,676	27.03%	$138,161	26.64%	$112,049	24.48%
Interest-Bearing Transaction Deposits	63,619	10.84%	53,810	10.38%	47,590	10.40%
Savings & MMDAs	174,539	29.73%	152,542	29.41%	132,190	28.88%
Time Certificates	125,366	21.36%	119,250	22.99%	117,669	25.71%
Borrowed Funds	13,681	2.33%	7,368	1.42%	4,547	0.99%
Other Liabilities	2,332	0.40%	2,490	0.48%	1,934	0.42%
Stockholders’ Equity	48,853	8.32%	45,051	8.69%	41,708	9.11%

Total Liabilities & Stockholders’ Equity	$587,066	100.00%	$518,672	100.00%	$457,687	100.00%

1.	Average Balances for Loans include non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings

Average Balances, Yields and Rates

(Dollars in thousands)

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid
Assets
Securities:
U.S. Government	$15,745	$747	4.74%	$14,234	$849	5.96%	$18,243	$1,061	5.82%
Obligations of States And Political Subdivisions [1]	32,899	1,892	5.75%	43,822	2,501	5.71%	52,908	3,105	5.87%
Other Securities	3,277	135	4.12%	4,544	163	3.59%	12,079	652	5.40%

Total Investment Securities	51,921	2,774	5.34%	62,600	3,513	5.61%	83,230	4,818	5.79%
Federal Funds Sold	77,169	972	1.26%	30,164	275	0.91%	24,825	389	1.57%
Loans [2]	395,883	25,331	6.40%	367,520	23,615	6.43%	303,006	21,233	7.01%
Loan Fees	—	2,542	0.64%	—	2,923	0.80%	—	2,501	0.83%

Total Loans, Including Loan Fees	395,883	27,873	7.04%	367,520	26,538	7.22%	303,006	23,734	7.83%

Total Earning Assets	524,973	$31,619	6.02%	460,284	$30,326	6.59%	411,061	$28,941	7.04%

Cash and Due from Banks	37,542			35,627			26,810
Premises and Equipment	7,531			7,914			7,196
Interest Receivable and Other Assets	17,020			14,847			12,620

Total Assets	$587,066			$518,672			$457,687

1.	Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

2.	Average Balances for Loans include non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.

Continuation of

Net Interest Earnings

Average Balances, Yields and Rates

(Dollars in thousands)

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid
Liabilities and Stockholders’ Equity
Interest-Bearing Deposits:
Interest-Bearing Transaction Deposits	$63,619	$89	0.14%	$53,810	$80	0.15%	$47,590	$72	0.15%
Savings & MMDAs	174,539	893	0.51%	152,542	706	0.46%	132,190	982	0.74%
Time Certificates	125,366	2,003	1.60%	119,250	2,056	1.72%	117,669	2,987	2.54%

Total Interest-Bearing Deposits	363,524	2,985	0.82%	325,602	2,842	0.87%	297,449	4,041	1.36%
Borrowed Funds	13,681	441	3.22%	7,368	267	3.62%	4,547	196	4.31%

Total Interest-Bearing Deposits and Funds	377,205	3,426	0.91%	332,970	3,109	0.93%	301,996	4,237	1.40%
Demand Deposits	158,676	—	—	138,161	—	—	112,049	—	—

Total Deposits and Borrowed Funds	535,881	$3,426	0.64%	471,131	$3,109	0.66%	414,045	$4,237	1.02%

Accrued Interest and Other Liabilities	2,332			2,490			1,934
Stockholders’ Equity	48,853			45,051			41,708

Total Liabilities and Stockholders’ Equity	$587,066			$518,672			$457,687

Net Interest Income and Net Interest Margin [1]		$28,193	5.37%		$27,217	5.91%		$24,704	6.01%

Net Interest Spread [2]			5.11%			5.66%			5.64%

1.	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes

in Interest Income and Interest Expense

(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2004 over 2003 and 2003 over 2002. Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2004 Over 2003			2003 Over 2002
	Volume	Interest Rate	Change	Volume	Interest Rate	Change
Increase (Decrease) in Interest Income:
Loans & Banker’s Acceptance	$1,826	$(110)	$1,716	$3,896	$(1,514)	$2,382
Investment Securities	(576)	(163)	(739)	(1,159)	(146)	(1,305)
Federal Funds Sold	559	138	697	120	(234)	(114)
Loan Fees	(381)	—	(381)	422	—	422

	$1,428	$(135)	$1,293	$3,279	$(1,894)	$1,385

Increase (Decrease) in Interest Expense:
Deposits:
Interest-Bearing Transaction Deposits	$13	$(4)	$9	$8	$—	$8
Savings & MMDAs	107	80	187	190	(466)	(276)
Time Certificates	146	(199)	(53)	40	(971)	(931)
Borrowed Funds	199	(25)	174	95	(24)	71

	$465	$(148)	$317	$333	$(1,461)	$(1,128)

Increase (Decrease) in Net Interest Income	$963	$13	$976	$2,946	$(433)	$2,513

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2004	2003	2002
Investment securities available for sale:
U.S. Treasury Securities	$256	516	1,035
Securities of U.S. Government Agencies and Corporations	21,063	12,027	14,552
Obligations of State & Political Subdivisions	30,747	34,431	47,812
Mortgage Backed Securities	1,260	1,903	4,734
Obligations of U.S. Corporations and Other Securities	1,828	1,358	1,825

Total Investments	$55,154	50,235	69,958

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2004. The yields on tax-exempt securities are shown on a tax equivalent basis.

Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
Security	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury Securities	$—	—	$256	4.54%	$—	—
Securities of U.S. Government Agencies and Corporations	7,046	5.24%	14,017	3.60%	—	—
Obligations of State & Political Subdivisions	5,376	7.01%	20,112	7.23%	4,702	7.57%
Mortgage Backed Securities	—	—	1,260	5.28%	—	—

TOTAL	$12,422	6.01%	$35,645	5.71%	$4,702	7.57%

	After Ten Years		Other		Total
Security	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury Securities	$—	—	$—	—	$256	4.54%
Securities of U.S. Government Agencies and Corporations	—	—	—	—	21,063	4.15%
Obligations of State & Political Subdivisions	557	8.46%	—	—	30,747	7.27%
Mortgage Backed Securities	—	—	—	—	1,260	5.28%
Other Securities	—	—	1,828	3.48%	1,828	3.48%

TOTAL	$557	8.46%	$1,828	3.48%	$55,154	5.89%

Securities Exceeding Ten Percent of Stockholders’ Equity

The Company held no investment securities of a single issuer that had an aggregate book value that exceeded ten percent of stockholders’ equity at December 31, 2004.

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2004		2003		2002
	Balance	Percent	Balance	Percent	Balance	Percent
Commercial	$89,419	20.9%	$88,611	24.1%	$76,641	24.6%
Agriculture	32,799	7.7%	32,641	8.9%	31,824	10.2%
Real Estate Mortgage	216,116	50.4%	174,206	47.2%	143,711	46.0%
Real Estate Construction	85,295	19.9%	68,111	18.5%	53,921	17.3%
Installment	4,625	1.1%	4,849	1.3%	5,948	1.9%

TOTAL	$428,254	100.0%	$368,418	100.0%	$312,045	100.0%

	2001		2000
	Balance	Percent	Balance	Percent
Commercial	$57,497	23.5%	$51,292	24.4%
Agriculture	26,147	10.7%	23,263	11.0%
Real Estate Mortgage	107,288	44.0%	107,971	51.3%
Real Estate Construction	47,422	19.4%	22,793	10.8%
Installment	5,921	2.4%	5,222	2.5%

TOTAL	$244,275	100.0%	$210,541	100.0%

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

As shown in the comparative figures for loan mix during 2004 and 2003, total loans increased as a result of increases in commercial loans, agricultural loans, real estate construction loans and real estate mortgage loans which were partially offset by a decrease in installment loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2004 are as follows (dollars in thousands) excludes loans held-for-sale:

Maturing	Fixed Rate	Variable Rate	Total
Within one year	$31,063	$147,081	$178,144
After one year through five years	36,874	81,837	118,711
After five years	22,108	109,291	131,399
Total	$90,045	$338,209	$428,254

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

The following table shows the aggregate amounts of assets (dollars in thousands) in each category at December 31, for the years indicated:

	2004	2003	2002	2001	2000
Non-accrual Loans	$4,907	$3,877	$552	$530	$742
90 Days Past Due But Still Accruing	55	4	8	54	0

Total Non-performing Loans	4,962	3,881	560	584	742
Non-accrual Debt Securities	—	—	—	837	—

Total Non-performing Assets	$4,962	$3,881	$560	$1,421	$742

If interest on non-accrual loans had been accrued, such interest income would have approximated $280,000, $228,000, and $76,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Income actually recognized for these loans approximated $64,000, $164,000 and $1,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

There was a $1,081,000 increase in non-performing assets for 2004 over 2003. At December 31, 2004, non-performing assets included six non-accrual commercial loans totaling $4,007,000, three non-accrual agricultural loans totaling $839,000 and one non-accrual installment loan totaling $61,000. Additional non-performing assets included two loans past due more than 90 days totaling $55,000. There were no Other Real Estate Owned (“OREO”) properties at December 31, 2004. The Bank’s management believes that nearly $4,600,000 of the $4,907,000 in non-accrual loans at December 31, 2004, are adequately collateralized or guaranteed by a governmental entity, and the remaining $307,000 may have some potential loss which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses).

Potential Problem Loans

In addition to the non-performing assets described above, the Bank’s Branch Managers each month submit to the Loan Committee of the Board of Directors a report detailing the status of those loans that are past due over sixty days and each quarter a report detailing the status of those loans that are classified as such. Also included in the report are those loans that are not necessarily past due, but the branch manager is aware of problems with these loans which may result in a loss.

The monthly Allowance for Loan Loss Analysis Report is prepared based upon the Problem Loan Report, internal loan grading, regulatory classifications and loan review classification and is reviewed by the Asset Quality Committee of the Bank. The Asset Quality Committee reviewed the Allowance for Loan Loss Analysis Report, dated December 31, 2004, on January 12, 2005. This report included all non-performing loans reported in the table on the previous page and all other potential problem loans. Excluding the non-performing loans cited previously, loans totaling $4,573,000 were classified as potential problem loans. Of these loans, loans totaling $3,059,000 are adequately collateralized or guaranteed, the remaining loans totaling $1,514,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses). The ratio of the Allowance for Loan Losses to total loans at December 31, 2004 was 1.89%.

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

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	2004	2003	2002	2001	2000
Balance at Beginning of Year	$7,738	$7,285	$6,926	$7,228	$7,825
Provision for (Recovery of) Loan Losses	305	2,230	521	(308)	—
Loans Charged-Off:
Commercial	(122)	(143)	(51)	(63)	(703)
Agriculture	(214)	(1,662)	(191)	(50)	(116)
Installment Loans to Individuals	(46)	(104)	(87)	(41)	(33)

Total Charged-Off	(382)	(1,909)	(329)	(154)	(852)

Recoveries:
Commercial	199	101	92	113	215
Agriculture	399	11	33	25	6
Real Estate Mortgage	—	—	35	—	—
Installment Loans to Individuals	16	20	7	22	34

Total Recoveries	614	132	167	160	255

Net Recoveries (Charge-Offs)	232	(1,777)	(162)	6	(597)
Balance at End of Year	$8,275	$7,738	$7,285	$6,926	$7,228

Ratio of Net Recoveries (Charge-Offs)
During the Year to Average Loans
Outstanding During the Year	0.06%	(0.48%)	(0.05%)	0.00%	(0.32%)

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general reserve available to absorb possible future losses throughout the Loan Portfolio. The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2004		December 31, 2003		December 31, 2002
	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans
Loan Type:
Commercial	$1,919	20.9%	$2,078	24.1%	$2,612	24.6%
Agriculture	1,649	7.7%	1,928	8.9%	1,070	10.2%
Real Estate Mortgage	3,075	50.4%	2,409	47.2%	307	46.0%
Real Estate Construction	742	19.9%	686	18.5%	2,716	17.3%
Installment	890	1.1%	637	1.3%	580	1.9%

Total	$8,275	100.00%	$7,738	100.00%	$7,285	100.00%

	December 31, 2001		December 31, 2000
	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans
Loan Type:
Commercial	$3,713	23.5%	$4,078	24.4%
Agriculture	1,689	10.7%	1,849	11.0%
Real Estate Mortgage	346	44.0%	361	51.3%
Real Estate Construction	762	19.4%	795	10.8%
Installment	416	2.4%	145	2.5%

Total	$6,926	100.00%	$7,228	100.00%

The Bank believes that any breakdown or allocation of the Reserve into loan categories lends an appearance of exactness, which does not exist, because the Reserve is available for all loans. The Reserve breakdown shown above is computed taking actual experience into consideration but should not be interpreted as an indication of the specific amount and allocation of actual charge-offs that may ultimately occur.

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2004		2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Deposit Type:
Non-interest-Bearing Demand	$158,676	—	$138,161	—	$112,049	—
Interest-Bearing Demand (NOW)	$63,619	0.14%	$53,810	0.15%	$47,590	0.15%
Savings and MMDAs	$174,539	0.51%	$152,542	0.46%	$132,190	0.74%
Time	$125,366	1.60%	$119,250	1.72%	$117,669	2.54%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2004:

Three months or less	$37,713
Over three months through twelve months	29,272
Over twelve months	4,801

Total	$71,786

Short-Term Borrowings

Short-term borrowings at December 31, 2004 and 2003, consisted of secured borrowings from the U.S. Treasury in the amounts of $1,677,000 and $1,260,000, respectively. The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans. At December 31, 2004, the Company had a current collateral borrowing capacity with FHLB of $68,328,000. The Company also has unsecured formal lines of credit totaling $20,700,000 with correspondent banks and borrowing capacity of $2,000,000 with the Federal Reserve Bank (loans and discounts), which is fully collateralized, with a pledge of U.S. Agency Notes.

Long-Term Borrowings

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $13,779,000 and $8,313,000, respectively, at December 31, 2004 and 2003. Such advances ranged in maturity from 1.3 years to 4.3 years at a weighted average interest rate of 3.47% at December 31, 2004. Maturity ranged from 2.3 years to 4.5 years at a weighted average interest rate of 3.71% at December 31, 2003. Average outstanding balances were $12,753,000 and $6,348,000, respectively, during 2004 and 2003. The weighted average interest rate paid was 3.36% in 2004 and 4.06% in 2003.

Results of Operations

Net Income

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net income for the year ended December 31, 2004, was $6,707,000, representing an increase of $596,000, or 10% over net income of $6,111,000 for the year ended December 31, 2003. The increase in net income is principally attributable to a $976,000 increase in net interest income, a decrease of $1,925,000 in the provision for loan losses, and a $215,000 decrease in salaries and employee benefits, which was partially offset by a decrease of $1,946,000 in other operating income, a $219,000 increase in occupancy and equipment, and a $305,000 increase in provision for income taxes.

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

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds. It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period. The $976,000 increase in the Bank’s net interest income in 2004 from 2003 was due to the effects of a higher level of core deposits and strong commercial and real estate loan volumes, combined with higher funding costs. The $2,513,000 increase in 2003 from 2002 was due to the combined effects of lower funding costs, a higher level of core deposits and strong commercial and real estate loan volumes. The “Analysis of Changes in Interest Income and Interest Expense” set forth on Page 27 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume. Another factor that affected the net interest income was the average earning asset to average total asset ratio. This ratio was 89.4% in 2004, 88.7% in 2003 and 89.8% in 2002.

Interest income on loans (including loan fees) was $27,873,000 for 2004, representing an increase of $1,335,000, or 5.03% from $26,538,000 for 2003. This compared to an increase in 2003 of $2,804,000 or 11.81% greater than loan interest income earned in 2002. The increased interest income on loans in 2004 over 2003 was the result of a 7.72% increase in loan volume, which was partially offset by a 3 basis point decrease in loan interest rates and a decrease of approximately $381,000 in loan fees. Loan fee comparisons were impacted by net increases in deferred loan fees of $275,000 in 2004, $316,000 in 2003, and $127,000 in 2002.

Average outstanding federal funds sold fluctuated during this period, ranging from $77,169,000, in 2004 to $30,164,000 in 2003 and $24,825,000 in 2002. At December 31, 2004 federal funds sold were $91,305,000. Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations. Federal funds sold yields were 1.26%, 0.91% and 1.57% for 2004, 2003 and 2002, respectively.

The average total level of investment securities decreased $10,679,000 in 2004 to $51,921,000 from $62,600,000 in 2003 and decreased $20,630,000 in 2003 to $62,600,000 from $83,230,000 in 2002. The level of securities interest income attributable to investment securities decreased to $2,774,000 in 2004 from $3,513,000 in 2003 and $4,818,000 in 2002, due to the effects of interest rates and volume. The Bank’s strategy for this period has emphasized the use of the investment portfolio to maintain the Bank’s increasing loan demand. The Bank continues to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide high cash flow for reinvestment in a higher interest rate instrument. Investment securities yields were 5.34%, 5.61% and 5.79% for 2004, 2003 and 2002, respectively.

Total interest expense increased to $3,426,000 in 2004 from $3,109,000 in 2003, and decreased to $3,109,000 in 2003 from $4,237,000 in 2002, representing a 10.20% increase in 2004 over 2003 and a 26.62% decrease in 2003 over 2002. Changes in interest expense in 2004 from 2003 were primarily from changes in rates and volume of total deposits, and changes in the mix of deposits. The increase in total interest expense from 2004 to 2003 was due to increases in volume combined with decreases in interest rates paid on deposits. The decrease in total interest expense from 2003 to 2002 was primarily due to decreases in interest rates paid on deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2004		2003		2002
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
Non-interest-Bearing Demand	$158,676	30.4%	$138,161	29.8%	$112,049	27.4%
Interest-Bearing Demand (NOW)	63,619	12.2%	53,810	11.6%	47,590	11.6%
Savings and MMDAs	174,539	33.4%	152,542	32.9%	132,190	32.3%
Time	125,366	24.0%	119,250	25.7%	117,669	28.7%

Total	$522,200	100.0%	$463,763	100.0%	$409,498	100.0%

The three years ended December 31, 2004 have been characterized by fluctuating interest rates. Loan rates and deposit rates both increased in 2004, while loan rates and deposit rates both decreased in 2003 and 2002. The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds decreased 55 basis points in the period from 2004 to 2003 and increased 2 basis points in the period from 2003 to 2002.

The Bank’s net interest margin (net interest income divided by average earning assets) was 5.37% in 2004, 5.91% in 2003, and 6.01% in 2002. The net interest margin, which had benefited from declining interest rates mainly due to increased loan volume and lower cost of funds, was unfavorably affected in 2004 by the continued flattening of the yield curve, a slowdown in mortgage originations and maturities and calls of higher yielding securities. Going forward into the first half of 2005, it is anticipated that net interest income and net interest margin will be higher as a result of continued increases of the Federal Funds Rate.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectibility of the loan portfolio. Based on this evaluation, the provision for loan losses decreased to $305,000 in 2004 from $2,230,000 in 2003, primarily as a result of improved market conditions and loan quality in the Bank’s loan portfolio. The amount of loans charged-off decreased in 2004 to $382,000 from $1,909,000 in 2003, and recoveries increased to $614,000 in 2004 from $132,000 in 2003. The ratio of the Allowance for Loan Losses to total loans at December 31, 2004 was 1.89%. The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2004 was 167% compared to 199% at December 31, 2003.

The provision increased to $2,230,000 in 2003 from $521,000 in 2002. The increase in 2003 was primarily due to loan growth and charge offs. The amount of loans charged-off increased in 2003 to $1,909,000 from $329,000 in 2002 and recoveries decreased to $132,000 in 2003 from $167,000 in 2002. The increase in charge-offs was the result for the most part, of the declining loan quality of two agricultural borrowing relationships. The ratio of the Allowance for Loan Losses to total loans at December 31, 2003 was 2.05%. The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2003 was 199% compared to 1,301% at December 31, 2002.

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net realized gains on loans held-for-sale, and other income. Service charges on deposit accounts increased $431,000 in 2004 over 2003 and $115,000 in 2003 over 2002. The increase in 2004 was due, for the most part, to increased service charges on regular and business checking accounts. Net realized gains on loans held-for-sale decreased $1,649,000 in 2004 over 2003 and increased $1,617,000 in 2003 over 2002. The decrease in 2004 was due, for the most part, to a slowing of mortgage originations and a decrease in sold loan premiums. Other income increased $89,000 in 2004 over 2003 and increased $70,000 in 2003 over 2002.

The Bank realized net gains of $3,000 on sale of investment securities in 2004, $793,000 in 2003 and $462,000 in 2002. The decrease in 2004 realized net gains on the sale of investment securities was primarily attributable to the reduction of investment securities sales.

Other operating expenses consist of salaries and employee benefits, occupancy and equipment expense and other operating expenses. Other operating expenses increased to $22,845,000 in 2004 from $22,791,000 in 2003, and increased to $22,791,000 in 2003 from $20,566,000 in 2002, representing an increase of $54,000, or 0.2% in 2004 over 2003, and an increase of $2,225,000, or 10.8% in 2003 over 2002.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified :

	2004 over 2003		2003 over 2002
	Amount	Percent	Amount	Percent
Salaries and Employee Benefits	$(215)	(1.6%)	$1,123	8.9%
Occupancy and Equipment	219	7.1%	248	8.7%
Data Processing	39	3.8%	273	35.6%
Stationery and Supplies	(35)	(6.7%)	(48)	(8.4%)
Advertising	7	1.7%	(13)	(3.0%)
Directors Fees	7	5.8%	6	5.3%
Other Expense	32	0.8%	636	19.8%

Total	$54	0.2%	$2,225	10.8%

In 2004, salaries and employee benefits decreased $215,000 to $13,545,000 from $13,760,000 for 2003. This decrease was due, for the most part, to a reduction in incentive compensation and fewer real estate loan originations resulting in lower commissions paid. Decreases in stationary and supplies were attributed to a decrease in the usage of office supplies.

In 2003, salaries and employee benefits increased $1,123,000 to $13,760,000 from $12,637,000 for 2002. This increase was due, for the most part, to commissions paid for increase real estate loan originations, and profit sharing. In addition, the Company recorded stock option compensation expense of $182,000 in 2003. Increases in occupancy and equipment were associated with increased rents and equipment associated with opening new branches and offices. Increases in the data processing area were attributed to continued emphasis on Internet-related products and security services and network improvements.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings. In 2004, taxes increased $305,000 to $3,550,000 from $3,245,000 for 2003. In 2003, taxes increased $374,000 to $3,245,000 from $2,871,000 for 2002. The Bank’s effective tax rate was 35%, 35%, and 33%, for the years ended December 31, 2004, 2003 and 2002, respectively. Non-taxable municipal bond income was $610,000, $693,000, and $939,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory restrictions.

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity. Management has adjusted to these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks. In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity. As of December 31, 2004, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits. This ratio was 77.6% on December 31, 2004, 76.0% on December 31, 2003, and 80.3% on December 31, 2002. At December 31, 2004 and 2003, the Bank’s ratio of core deposits to total assets was 77.2% and 79%, respectively. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity position decreased slightly in 2004; however management believes that it remains adequate. This is best illustrated by the change in the Bank’s net non-core and net short-term non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets. At December 31, 2004, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was –2.83%, compared to -2.11% in 2003. The Bank’s net short-term non-core funding dependence ratio, non-core funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled –6.73% at the end of 2004, compared to -5.78% at year-end 2003. These ratios indicated at December 31, 2004, the Bank had minimal reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2004, the Company’s significant fixed and determinable contractual obligations to third parties by payment date:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deposits without a stated maturity (a)	$427,932	427,932	—	—	—
Certificates of Deposit (a)	129,254	119,615	8,818	821	—
Short-Term Borrowing (a)	1,677	1,677	—	—	—
Long-Term Borrowing (b)	15,132	758	4,219	10,155	—
Operating Leases	2,785	801	1,024	488	472
Purchase Obligations	1,131	1,131	—	—	—

Total	$577,911	551,914	14,061	11,464	472

(a)	Excludes interest

(b)	Includes interest on fixed rate obligations.

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities, certain software and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchase; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for informative technology, capital expenditures, and the outsourcing of certain operational activities.

The Company’s long-term borrowing consists of FHLB fixed-rate obligations. FHLB advances are collateralized by qualifying residential real estate loans.

The Company’s borrowed funds consist of secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities. The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

The following table details the amounts and expected maturities of commitments as of December 31, 2004:

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments to extend credit
Commercial	$57,145	48,143	6,133	1,865	1,004
Agriculture	23,383	22,925	458	—	—
Residential Real Estate	44,103	35,965	124		8,014
Home equity lines of Credit	47,451	388	2,270	7,963	36,830
Installment	1,123	1,123	—	—	—
Standby Letters of Credit	9,378	9,376	—	2	—

Total	$182,583	117,920	8,985	9,830	45,848

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. These loans have been sold to third parties without recourse, subject to customary default, representations and warranties, recourse for breaches of the terms of the sales contracts and payment default recourse.

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows:

	2004	2003
Undisbursed loan commitments	$173,205	$156,461
Standby letters of credit	9,378	8,763

	$182,583	$165,224

The Bank expects its liquidity position to remain strong in 2005 as the Bank expects to continue to grow into existing and new markets. However, the recent drops in the U.S. stock markets did strengthen the Bank’s liquidity position by generating an inflow of deposits. The stock market has rebounded this past year and while the Bank did not experience a significant outflow of deposits, the potential of additional outflows still exists as the stock market continues to improve. Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2005.

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability. A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2004, stockholders’ equity totaled $51.9 million, an increase of $4.9 million from $47.0 million at December 31, 2003. An important source of capital is earnings retention. Net income of $6.7 million, in 2004, offset by stock repurchases of $1.6 million was the primary factor contributing to the increase. Also affecting capital in 2004 was paid in capital in the amount of $0.4 million resulting from a tax benefit on stock options exercised and a decrease in other comprehensive income of $0.9 million, consisting of unrealized gains on investment securities available-for-sale and directors’ and employees retirement plan equity adjustment. The Bank’s Tier 1 Leverage Capital ratio for 2004 is 8.0% and 8.1% in 2003.

The Company approved a stock repurchase program effective April 30, 2002 to replace the Company’s previous stock purchase plan that expired on the same date. The stock repurchase program, which remained in effect until April 30, 2004, allowed purchases in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period. During 2003, the Bank paid $0.5 million in dividends to the Company to fund the repurchase of 67,825 shares of the Company’s outstanding common stock. During 2002, the Bank paid $5.5 million in dividends to the Company to fund the repurchase of 226,833 shares of the Company’s outstanding common stock. On April 16, 2004, the Company approved a stock repurchase program effective April 30, 2004 to replace the Company’s previous stock purchase plan that expired on April 30, 2004. The stock repurchase program, which will remain in effect until April 30, 2006, allows repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. During 2004, the Bank paid $1.0 million in dividends to the Company to fund the repurchase of 61,531 shares of the Company’s outstanding common stock. The purpose of the stock repurchase program is to give management the ability to more effectively manage capital and create liquidity for shareholders who want to sell their stock and from time to time the stock repurchase program is a prudent use of excess capital.

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

Interest Rate Sensitivity Analysis at December 31, 2004

	Expected Maturity/Repricing/Principal Payment
In Thousands	Within 1 Year	1 Year to 3 Years	3 Years to 5 Years	After 5 Years	Total Balance	Fair Value
Interest-Sensitive Assets:
Federal funds sold	91,305	—	—	—	91,305	91,305
Average interest rate	2.25%	—	—	—	2.25%	—
Fixed rate investments	12,422	23,169	12,476	7,087	55,154	55,154
Average interest rate	6.01%	5.71%	5.71%	6.58%	5.89%	—
Fixed rate loans (1)	31,063	22,833	14,041	22,108	90,045	89,938
Average interest rate	6.22%	6.92%	6.83%	6.97%	6.68%	—
Variable rate loans (1)	147,081	47,949	33,888	109,291	338,209	343,714
Average interest rate	6.45%	6.47%	6.63%	7.00%	6.65%	—
Loans held-for-sale	3,719	—	—	—	3,719	3,719
Average interest rate	5.69%	—	—	—	5.69%	—

Interest-Sensitive Liabilities:
NOW account deposits (2)	18,335	3,901	3,251	39,521	65,008	57,317
Average interest rate	0.25%	0.25%	0.25%	0.25%	0.25%	—
Money market deposits (2)	33,876	22,584	11,292	45,169	112,921	102,418
Average interest rate	.35%	.35%	.35%	.35%	.35%	—
Savings deposits (2)	28,258	10,496	8,074	33,909	80,737	73,180
Average interest rate	.35%	.35%	.35%	.35%	.35%	—
Certificates of deposit	119,615	8,818	821	—	129,254	128,095
Average interest rate	1.56%	2.14%	2.20%	—	1.60%	—
Borrowed funds (3)	1,963	3,590	9,903	—	15,456	15,352
Average interest rate	2.47%	5.03%	2.90%	—	3.34%	—

Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend	—	—	—	—	173,205	1,299
Standby letters of credit	—	—	—	—	9,378	94

(1)	Based upon contractual maturity dates and interest rate repricing.

(2)	NOW, money market and savings deposits do not carry contractual maturity dates. The actual maturities of NOW, money market, and savings deposits could vary substantially if future withdrawals differ from the Company’s historical experience.

(3)	Excludes interest on fixed rate obligations.

At December 31, 2004, federal funds sold of $91.3 million with a yield of 2.25% and investments of $12.4 million with a weighted-average, tax equivalent yield of 6.01% were scheduled to mature within one year. In addition, net loans (including loans held-for-sale) of $181.9 million with a weighted-average yield of 6.40% were scheduled to mature or reprice within the same timeframe. Overall, interest-earning assets scheduled to mature within one year totaled $285.6 million with a weighted-average, tax-equivalent yield of 5.15%. With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits, of $80.5 million with a weighted-average cost of 0.33% were scheduled to mature within one year. Certificates of deposit totaling $119.6 million with a weighted-average cost of 1.56% were scheduled to mature in the same timeframe. In addition, borrowed funds totaling $2.0 million with a weighted-average cost of 2.47% were scheduled to mature within one year. Total interest-bearing liabilities scheduled to mature within one year equaled $202.0 million with a weighted-average cost of 1.08%.

Historical withdrawal patterns with respect to interest-bearing and non-interest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates and repricing dates, which may differ materially from actual results due to prepayments.

The Bank seeks to control IRR by matching assets and liabilities. One tool used to ensure market rate return is variable rate loans. Loans totaling $181.9 million or 42.1% of the total loan portfolio at December 31, 2004 (including loans held-for-sale) are subject to repricing within one year. Loan maturities in the after five-year category increased to $131.4 million at December 31, 2004 from $113.1 million at December 31, 2003. The reason for this increase was due, for the most part, to increased volume in the real estate loan category.

The Bank is required by FASB 115 to mark to market the Available for Sale investments at the end of each quarter. Mark to market adjustments resulted in a reduction of $768,000 in other comprehensive income as reflected in the December 31, 2004 balance sheet. Mark to market adjustments during the year ended December 31, 2003 resulted in a reduction of $1,488,000. These adjustments were the result of fluctuating interest rates.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information set forth on pages 46 through 76 in the Annual Report is incorporated herein by reference.

Financial Statements and Financial Statement Schedules Filed:

Management’s Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Northern Community Bancorp and subsidiary (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2004.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management. KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2004, and the Company’s assertion as to the effectiveness of internal control over financial reporting as of December 31, 2004, as stated in their reports, which are included herein.

/s/ Owen J. Onsum
Owen J. Onsum President/Chief Executive Officer/Director (Principal Executive Officer)

/s/ Louise A. Walker
Louise A. Walker Senior Executive Vice President/Chief Financial Officer (Principal Financial Officer)

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Northern Community Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Northern Community Bancorp and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Northern Community Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Northern Community Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Northern Community Bancorp and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Sacramento, California March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Northern Community Bancorp and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, under the prospective method of adoption as of January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Northern Community Bancorp and subsidary’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Sacramento, California March 15, 2005

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

(in thousands, except share amounts)

	2004	2003
Assets
Cash and due from banks	$25,399	$33,844
Federal funds sold	91,305	70,915
Investment securities – available-for-sale (includes securities pledged to creditors with the right to sell or repledge of $4,095 and $4,262, respectively)	55,154	50,235
Loans, net	428,254	368,418
Loans held-for-sale	3,719	10,672
Premises and equipment, net	7,435	7,706
Other assets	17,407	16,919

Total assets	$628,673	$558,709

Liabilities and Stockholders’ Equity
Deposits:
Demand	$169,266	$145,013
Interest-bearing transaction deposits	65,008	76,731
Savings and MMDAs	193,658	157,565
Time, under $100,000	57,468	59,857
Time, $100,000 and over	71,786	59,683

Total Deposits	557,186	498,849
FHLB Advances and other borrowings	15,456	9,573
Accrued interest payable and other liabilities	4,130	3,315

Total Liabilities	$576,772	$511,737

Stockholders’ Equity:
Common stock, no par value; 8,000,000 shares authorized; 3,601,167 and 3,417,257 shares issued and outstanding in 2004 and 2003, respectively;	$32,848	$28,193
Additional paid in capital	977	977
Retained earnings	17,091	15,933
Accumulated other comprehensive income, net	985	1,869

Total stockholders’ equity	51,901	46,972

Commitments and contingencies
Total liabilities and stockholders’ equity	$628,673	$558,709

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share amounts)

	2004	2003	2002
Interest income:
Interest and fees on loans	$27,873	$26,538	$23,734
Federal funds sold	972	275	389
Investment securities:
Taxable	2,164	2,820	3,879
Non-taxable	610	693	939

Total interest income	31,619	30,326	28,941
Interest expense:
Time deposits $100,000 and over	1,122	1,027	1,376
Other deposits	1,863	1,815	2,665
Other borrowings	441	267	196

Total interest expense	3,426	3,109	4,237

Net interest income	28,193	27,217	24,704
Provision for loan losses	305	2,230	521

Net interest income after provision for loan losses	27,888	24,987	24,183
Other operating income:
Service charges on deposit accounts	2,203	1,772	1,657
Net realized gains on available-for-sale securities	3	793	462
Net realized gains on loans held-for-sale	742	2,391	774
Net realized gains on other real estate owned	32	59	4
Other income	2,234	2,145	2,075

Total other operating income	5,214	7,160	4,972

Other operating expenses:
Salaries and employee benefits	13,545	13,760	12,637
Occupancy and equipment	3,309	3,090	2,842
Data processing	1,079	1,040	767
Stationery and supplies	486	521	569
Advertising	416	409	422
Directors fees	127	120	114
Other	3,883	3,851	3,215

Total other operating expenses	22,845	22,791	20,566

Income before income tax expense	10,257	9,356	8,589
Provision for income tax expense	3,550	3,245	2,871

Net income	$6,707	$6,111	$5,718

Basic income per share	$1.75	$1.59	$1.46

Diluted income per share	$1.71	$1.56	$1.42

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share amounts)

	Common Stock		Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Description	Shares	Amounts
Balance at December 31, 2001	3,191,464	$24,136		$977	$14,232	$2,211	$41,556
Comprehensive income:
Net income			$5,718		5,718		5,718

Other comprehensive income:
Unrealized holding gains arising during the current period, net of tax effect of $948			1,423
Reclassification adjustment due to losses realized, net of tax effect of $185			(277)

Total other comprehensive income, net of tax effect of $763			1,146			1,146	1,146

Comprehensive income			$6,864

6% stock dividend	190,253	5,356			(5,356)		—
Cash in lieu of fractional shares					(13)		(13)
Common shares issued, including tax benefits	82,902	1,018					1,018
Stock repurchase and retirement	(226,833)	(5,983)					(5,983)

Balance at December 31, 2002	3,237,786	$24,527		$977	$14,581	$3,357	$43,442
Comprehensive income:
Net income			$6,111		$6,111		$6,111

Other comprehensive income:
Unrealized holding losses arising during the current period, net of tax effect of $1,309			(1,962)
Reclassification adjustment due to gains realized, net of tax effect of $317			474

Total other comprehensive income, net of tax effect of $992			(1,488)			(1,488)	(1,488)

Comprehensive income			$4,623

6% stock dividend	193,701	4,746			(4,746)		—
Cash in lieu of fractional shares					(13)		(13)
Stock-based compensation and related tax benefits		182					182
Common shares issued, including tax benefits	53,595	418					418
Stock repurchase and retirement	(67,825)	(1,680)					(1,680)

Balance at December 31, 2003	3,417,257	$28,193		$977	$15,933	$1,869	$46,972
Comprehensive income:
Net income			$6,707		$6,707		$6,707

Other comprehensive income:
Unrealized holding losses arising during the current period, net of tax effect of $513			(770)
Reclassification adjustment due to gains realized, net of tax effect of $1			2
Directors’ Retirement Plan Equity Adjustment			(116)

Total other comprehensive income, net of tax effect of $512			(884)			(884)	(884)

Comprehensive income			$5,823

6% stock dividend	205,107	5,537			(5,537)		—
Cash in lieu of fractional shares					(12)		(12)
Stock-based compensation and related tax benefits		360					360
Common shares issued, including tax benefits	40,334	398					398
Stock repurchase and retirement	(61,531)	(1,640)					(1,640)

Balance at December 31, 2004	3,601,167	$32,848		$977	$17,091	$985	$51,901

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share amounts)

	2004	2003	2002
Cash flows from operating activities:
Net income	$6,707	$6,111	$5,718
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	305	2,230	521
Depreciation and amortization	1,283	1,262	1,165
Accretion and amortization, net	60	91	213
Net realized gains on available-for-sale securities	(3)	(793)	(462)
Net realized gains on loans held-for-sale	(742)	(2,391)	(774)
Gain on sale of OREO	(32)	(59)	(4)
Gain on sale of bank premises and equipment	—	—	(30)
(Benefit from) provision for deferred income taxes	(625)	610	(613)
Proceeds from sales of loans held-for-sale	58,387	188,879	102,458
Originations of loans held-for-sale	(56,694)	(154,187)	(133,978)
Increase in deferred loan origination fees	112	172	128
Decrease (increase) in accrued interest receivable and other assets	626	(1,175)	(2,968)
Increase (decrease) in accrued interest payable and other liabilities	815	(1,164)	1,597

Net cash provided by (used in) operating activities	10,199	39,586	(27,029)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	8,715	10,593	12,422
Proceeds from sales of available-for-sale securities	—	5,002	15,971
Principal repayments on available-for-sale securities	836	2,730	3,314
Purchase of available-for-sale securities	(15,807)	(379)	(2,710)
Net increase in loans	(54,251)	(58,775)	(54,022)
Purchases of bank premises and equipment	(745)	(807)	(2,041)
Proceeds from bank premises and equipment	—	—	100
Proceeds from sale of other real estate owned	32	59	4

Net cash used in investing activities	(61,220)	(41,577)	(26,962)

Cash flows from financing activities:
Net increase in deposits	58,337	56,608	50,426
Net increase in FHLB advances and other borrowings	5,883	4,514	1,479
Cash dividends paid in lieu of fractional shares	(12)	(13)	(13)
Common stock issued	398	418	665
Repurchase of common stock	(1,640)	(1,680)	(5,983)

Net cash provided by financing activities	62,966	59,847	46,574

Net change in cash and cash equivalents	11,945	57,856	(7,417)
Cash and cash equivalents at beginning of year	104,759	46,903	54,320

Cash and cash equivalents at end of year	$116,704	$104,759	$46,903

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (the “Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (the “Bank”), a California state chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer and El Dorado Counties. All intercompany transactions between the Company and the Bank have been eliminated in consolidation.

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

Derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and hedging activities, are recognized as either assets or liabilities in the statement of financial position and measured at fair value. The Company does not hold any derivatives at December 31, 2004 and 2003.

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

(d)	Loans Held-for-Sale

Loans originated and held-for-sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the year ended December 31, 2004 for cash proceeds equal to the fair value of the loans.

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

At December 31, 2004, the Company had $3,719 mortgage loans held-for-sale. At December 31, 2004 and December 31, 2003, the Company serviced real estate mortgage loans for others of $105,183 and $98,172, respectively.

Mortgage servicing rights as of December 31, 2004 were $787. The balance as of December 31, 2003 was $676.

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

On July 15, 2002, the Bank made a $2,355 equity investment in a partnership, which owns low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. On December 31, 2004, the Bank transferred the amortized cost of the equity investment to a similar equity investment partnership which owns low income affordable housing projects that generate tax benefits in the form of federal and state tax credits. As a limited partner investor in this partnership, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits. The federal and state income tax credits are earned over a 10-year period as a result of the investment property meeting certain criteria and are subject to recapture for non-compliance with such criteria over a 15-year period. The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns. This investment is accounted for using the effective yield method and is recorded in other assets on the balance sheet. Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company. Any expected residual value of the investment was excluded from the effective yield calculation. Cash received from operations of the limited partnership or sale of the property, if any, will be included in earnings when realized or realizable.

(k)	Stock Option Plan

During the first quarter of fiscal 2003, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the prospective method of adoption selected by the Company, stock-based employee compensation recognized for all stock options granted after January 1, 2003 is based on the fair value recognition provisions of Statement 123. For stock options issued prior to January 1, 2003, the Company is using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

The following table presents basic and diluted EPS for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Net income as reported	$6,707	$6,111	$5,718
Add: Stock-based employee compensation included in reported net income, net of related tax effects	204	109	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(363)	(238)	(235)

Net income Pro forma under SFAS No. 123	$6,548	$5,982	$5,483

Basic earnings per share:
As reported	$1.75	$1.59	$1.46

Pro forma under SFAS No. 123	$1.71	$1.56	$1.40

Diluted earnings per share:
As reported	$1.71	$1.56	$1.42

Pro forma under SFAS No. 123	$1.67	$1.53	$1.37

The weighted average fair value at date of grant for options granted during the years ended December 31, 2004, 2003 and 2002, was $7.63, $6.73 and $6.92 per share, respectively. The fair value of each option grant was estimated on the date of the grant using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	23.80%	23.80%	21.89%
Risk-free interest rate	3.65%	3.43%	3.24%
Expected term in years	5.70	5.73	5.67

(l)	Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. See “Outstanding Shares and Earnings Per Share” Note 9 of Notes to Consolidated Financial Statements (page 66).

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

(o)	Impact of Recently Issued Accounting Standards

FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits. Statement 132 (revised) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Statement 132 (revised) retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.

The new annual disclosure requirements apply to domestic plans of publicly traded entities for fiscal years ending after December 15, 2003, except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosure requirements generally became effective for interim periods beginning after December 15, 2003.

Interim period disclosure requirements related to the components of net periodic benefit cost became effective for public entities during the first interim period beginning after December 15, 2003, even if the entity was not yet required to comply with the annual disclosure requirements of the revised Statement. In contrast, the interim period disclosure requirements related to contributions for publicly traded entities become effective for the first fiscal-quarter report following the application of the annual disclosure requirements. The Company has adopted the revised employers’ disclosures about pension plans and other post retirement benefit plans in this statement. See footnote (7).

In March 2004, the United States Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105), which summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

(p)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities. No aggregate reserves were required at December 31, 2004 and 2003. The Bank has met its average reserve requirements during 2004 and 2003 and the minimum required balance at December 31, 2004 and 2003.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2004 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value
Investment securities available for sale:
U.S. Treasury securities	$250	$6	$—	$256
Securities of U.S. government agencies and corporations	21,005	153	(95)	21,063
Obligations of U.S. corporations	—	—	—	—
Obligations of states and political subdivisions	29,009	1,738	—	30,747
Mortgage backed securities	1,227	33	—	1,260

Total debt securities	51,491	1,930	(95)	53,326
Other securities	1,828	—	—	1,828

	$53,319	$1,930	$(95)	$55,154

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2003 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value
Investment securities available for sale:
U.S. Treasury securities	$500	$16	$—	$516
Securities of U.S. government agencies and corporations	11,481	546	—	12,027
Obligations of U.S. corporations	—	—	—	—
Obligations of states and political subdivisions	31,934	2,497	—	34,431
Mortgage backed securities	1,846	57	—	1,903

Total debt securities	45,761	3,116	—	48,877
Other securities	1,358	—	—	1,358

	$47,119	$3,116	$—	$50,235

Gross realized gains from sales of available-for-sales securities were $3, $793 and $477 for the years ended December 31, 2004, 2003 and 2002, respectively. Gross realized losses from sales of available-for-sale securities were $-0-, $-0- and $15 for the years ended December 31, 2004, 2003 and 2002, respectively.

The amortized cost and estimated market value of debt and other securities at December 31, 2004, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated market value
Due in one year or less	$12,223	12,422
Due after one year through five years	34,319	35,645
Due after five years through ten years	4,449	4,702
Due after ten years	500	557
Other	1,828	1,828

	$53,319	55,154

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities due after one year through five years included mortgage-backed securities totaling $1,260. The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2004, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$—	$—	$—	$—	$—	$—
Securities of U.S. government agencies and corporations	10,929	(95)	—	—	10,929	(95)
Obligations of U.S. corporations	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage backed securities	—	—	—	—	—	—

Subtotal, debt securities	10,929	(95)	—	—	10,929	(95)
Other securities	—	—	—	—	—	—

Total	$10,929	$(95)	$—	$—	$10,929	$(95)

No declines in value were considered to be “other than temporary” during 2004. The unrealized losses on investments in U.S. government agency securities were caused by market interest rate increases that occurred after these securities were purchased. There were three securities that had a fair market value of $10,929 and a total unrealized loss of $95 that have been in an unrealized loss position for less than twelve months as of December 31, 2004. Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Investment securities carried at $22,918 and $19,475 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and holds stock, which is included in other securities, carried at cost of $1,718 and $1,248 at December 31, 2004 and 2003, respectively.

(4)	Loans

The composition of the Bank’s loan portfolio at December 31, is as follows:

	2004	2003
Commercial	$91,588	90,917
Agriculture	33,598	33,493
Real estate:
Mortgage	221,348	178,722
Commercial and Construction	87,361	69,881
Installment and other loans	4,739	4,973

	438,634	377,986
Allowance for loan losses	(8,275)	(7,738)
Net deferred origination fees	(2,105)	(1,830)

Loans, net	$428,254	368,418

As of December 31, 2004, approximately 20% of the Bank’s loans are for real estate construction. Additionally approximately 51% of the Bank’s loans are mortgage type loans which are secured by residential real estate. Approximately 30% of the Bank’s loans are for general commercial uses including professional, retail, agricultural and small businesses. Generally, real estate loans are secured by real property and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans. The Bank’s access to this collateral is through foreclosure and/or judicial procedures. The Bank’s exposure to credit loss if the real estate or other security proved to be of no value is the outstanding loan balance.

Loans that were sold and were being serviced by the Bank totaled approximately $105,183 and $98,172 at December 31, 2004 and 2003, respectively.

Effective December 28, 2004, the Bank transferred approximately $6,002 from its loans held-for-sale portfolio to its loans held-to-maturity portfolio.

Non-accrual loans totaled approximately $4,907, $3,877, and $552 at December 31, 2004, 2003 and 2002, respectively. If interest on these non-accrual loans had been accrued, such income would have approximated $280, $228, and $76 during the years ended December 31, 2004, 2003 and 2002, respectively.

Loans 90 days past due and still accruing totaled approximately $55, $4, and $8 at December 31, 2004, 2003 and 2002, respectively.

The Bank did not restructure any loans in 2004 or 2003.

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. Impaired loans totaled approximately $4,907 and $3,877 at December 31, 2004 and 2003, respectively, and had related valuation allowances of approximately $284, and $425 at December 31, 2004 and 2003, respectively. The average outstanding balance of impaired loans was approximately $2,108, $4,701, and $872, on which $64, $164, and $1 of interest income was recognized for the years ended December 31, 2004, 2003 and 2002, respectively.

Loans in the amount of $201,276 and $39,970 at December 31, 2004 and 2003, respectively, were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Changes in the allowance for loan losses for the following years ended December 31, are summarized as follows:

	2004	2003	2002
Balance, beginning of year	$7,738	7,285	6,926
Provision for loan losses	305	2,230	521
Loans charged-off	(382)	(1,909)	(329)
Recoveries of loans previously charged-off	614	132	167

Balance, end of year	$8,275	7,738	7,285

(5)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2004	2003
Land	$1,478	$1,478
Buildings	4,454	4,454
Furniture and equipment	8,885	8,342
Leasehold improvements	1,582	1,380

	16,399	15,654
Less accumulated depreciation	8,964	7,948

	$7,435	$7,706

Depreciation and amortization expense, included in occupancy and equipment expense, is $1,283, $1,262 and $1,165 for the years ended December 31, 2004, 2003 and 2002, respectively.

(6)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2004	2003
Accrued interest	$2,636	$2,474
Software, net of amortization	326	456
Officer’s Life Insurance	8,895	8,545
Prepaid and other	2,195	3,068
Investment in Limited Partnerships	1,989	2,148
Deferred tax assets, net	1,366	228

	$17,407	$16,919

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

The Bank did not hold any other real estate owned (OREO) as of December 31, 2004, 2003 and 2002 and had no allowance for losses on OREO recorded for these years.

(7)	Supplemental Compensation Plans

SALARY CONTINUATION AND RELATED SPLIT DOLLAR PLAN FOR CERTAIN OFFICERS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

EXECUTIVE SALARY CONTINUATION PLAN

Pension Benefit Plans

On July 19, 2001, the Company and the Bank approved an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees. The plan provides defined benefit levels between $50 and $125 depending on responsibilities at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

The Bank uses a December 31 measurement date for this plan.

	For the Year Ended December 31,
	2004	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$596	$380	$—
Service cost	156	160	140
Interest cost	47	36	25
Amendments	—	—	200
Actuarial loss	86	20	15

Benefit obligation at end of year	$885	$596	$380

Change in plan assets
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	(885)	(596)	(380)
Unrecognized net actuarial loss/(gain) *	40	(46)	(23)
Unrecognized prior service cost	161	174	187

Net amount recognized	$(684)	$(468)	$(216)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	(885)	(596)	(380)
Intangible asset	161	128	164
Accumulated other comprehensive income	40	—	—

Net amount recognized	$(684)	$(468)	$(216)

*	In fiscal years 2002 and 2003, the Bank expensed amounts more than that required by SFAS No. 87 by $38 and $43 respectively. The effect of these amounts is reflected in this line item.

	For the Year Ended December 31,
	2004	2003	2002
Components of net periodic benefit cost
Service cost	$156	$160	$140
Interest cost	47	36	25
Amortization of prior service cost	13	13	13

Net periodic benefit cost	216	209	178
Additional amounts recognized	—	43	38

Total benefit cost	$216	$252	$216

Additional Information
Accumulated benefit obligation at year end	$885	$596	$380
Increase in minimum liability included in other comprehensive income	40	—	—

	2004	2003	2002
Assumptions used to determine benefit obligations at December 31
Discount rate used to determine net periodic benefit cost for years ended December 31	6.25%	6.75%	7.25%
Discount rate used to determine benefit obligations at December 31	5.10%	6.25%	6.75%

Plan Assets

The Bank informally funds the liabilities of this plan through life insurance purchased on the lives of plan participants. This informal funding does not meet the definition of plan assets within the meaning of pension accounting standards. Therefore, assets held for this purpose are not disclosed as part of the Salary Continuation Plan.

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the plan are the benefit payments made to participants. The Bank made no benefit payments during fiscal 2004. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2005	$—
2006	50
2007	54
2008	54
2009	85
2010-2014	895

Disclosure of settlements and curtailments:

There were no events during fiscal 2004 that would constitute a curtailment or settlement within the meaning of SFAS No. 88.

DIRECTOR RETIREMENT PLAN WITH RELATED SPLIT DOLLAR PLAN FOR ALL DIRECTORS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

DIRECTORS’ RETIREMENT PLAN

Pension Benefit Plans

On July 19, 2001, the Company and the Bank approved an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the bank. The plan provides a retirement benefit equal to $1 per year of service as a director, up to a maximum benefit amount of $15. The retirement benefit is payable for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

The Bank uses a December 31 measurement date for this plan.

	For the Year Ended December 31,
	2004	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$244	$172	$40
Service cost	71	63	127
Interest cost	19	16	12
Actuarial loss	28	8	5
Benefits paid	(15)	(15)	(12)

Benefit obligation at end of year	$347	$244	$172

Change in plan assets
Employer contribution	15	15	12
Benefits paid	(15)	(15)	(12)

Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	(347)	(244)	(172)
Unrecognized net actuarial loss *	76	51	28

Net amount recognized	$(271)	$(193)	$(144)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	(347)	(244)	(172)
Accumulated other comprehensive income	76	51	28

Net amount recognized	$(271)	$(193)	$(144)

*	In fiscal years 2001-2003, The Bank expensed amounts less than required by SFAS No. 87 by $2, $21, and $16 respectively. The effect of these amounts is reflected in this line item.

	For the Year Ended December 31,
	2004	2003	2002
Components of net periodic benefit cost
Service cost	$71	$63	$127
Interest cost	19	16	12
Recognized actuarial (gain)/loss	3	1	—

Net periodic benefit cost	93	80	139
Additional amounts recognized	—	(16)	(21)

Total benefit cost	$93	$64	$118

Additional Information
Accumulated benefit obligation at year end	$347	$244	$172
Increase in minimum liability included in other comprehensive income	25	23	28

	2004	2003	2002
Assumptions used to determine benefit obligations at December 31
Discount rate used to determine net periodic benefit cost for years ended December 31	6.25%	6.75%	7.25%
Discount rate used to determine benefit obligations at December 31	5.10%	6.25%	6.75%

Plan Assets

The Bank informally funds the liabilities of this plan through life insurance purchased on the lives of plan participants. This informal funding does not meet the definition of plan assets within the meaning of pension accounting standards. Therefore, assets held for this purpose are not disclosed as part of the Director’s Retirement Plan.

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the plan are the benefit payments made to participants. The Bank paid $15 in benefit payments during fiscal 2004. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2005	$20
2006	30
2007	30
2008	31
2009	45
2010-2014	326

Disclosure of settlements and curtailments:

There were no events during fiscal 2004 that would constitute a curtailment or settlement within the meaning of SFAS No. 88.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN - 2001 EXECUTIVE DEFERRAL PLAN.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, — the 2001 Executive Deferral Plan previously called “1995 Executive Deferral Plan”, for certain officers to provide them the ability to make elective deferrals of compensation due to tax-law limitations on benefit levels under qualified plans. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The plan is a non-qualified plan funded with bank owned life insurance policies taken on the life of the officer. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2004 and 2003 totaled $1,645 and $1,577, respectively. The accrued liability for the plan as of December 31, 2004 and 2003 totaled $211 and $244, respectively. The expenses for the plan for the years ended December 31, 2004, 2003 and 2002 totaled $32, $22 and $16 respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN - 2001 DIRECTOR DEFERRAL PLAN.

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan, — the 2001 Director Deferral Plan for directors to provide them the ability to make elective deferrals of fees. Deferred amounts earn interest at annual rate determined by the Bank’s Board. The plan is a non-qualified plan funded with bank owned life insurance policies taken on the life of the director. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2004 and 2003 totaled $87 and $83, respectively. The accrued liability for the plan as of December 31, 2004 and 2003 totaled $4 and $6, respectively. The expenses for the plan for the years ended December 31, 2004, 2003 and 2002 totaled $681 dollars, $443 dollars and $141 dollars, respectively.

(8)	Income Taxes

The provision for income tax expense consists of the following for the years ended December 31:

	2004	2003	2002
Current:
Federal	$3,193	$1,868	$2,576
State	982	767	908

	4,175	2,635	3,484

Deferred:
Federal	(495)	665	(439)
State	(130)	(55)	(174)

	(625)	610	(613)

	$3,550	$3,245	$2,871

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 consist of:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$3,113	$2,829
Deferred compensation	208	79
Retirement compensation	423	296
Stock option compensation	173	—
Current state franchise taxes	382	308
Non-accrual interest	87	2
Other	15	3

Deferred tax assets	4,401	3,517
Less valuation Allowance	(83)	—

Total deferred tax assets	4,318	3,517

Deferred tax liabilities:
Fixed assets	1,782	1,619
State franchise taxes	244	200
Other	192	224
Investment securities unrealized gains	734	1,246

Total deferred tax liabilities	2,952	3,289

Net deferred tax assets	$1,366	$228

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that the valuation allowance is sufficient to cover that portion that may not be fully realized. There was no valuation allowance for the year ended 2003.

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2004	2003	2002
Income tax expense at statutory rates	$3,487	$3,181	$2,920
Reduction for tax exempt interest	(207)	(236)	(319)
State franchise tax, net of federal income tax benefit	734	669	618
CSV of life insurance	(119)	(126)	(138)
Other	(345)	(243)	(210)

	$3,550	$3,245	$2,871

(9)	Outstanding Shares and Earnings Per Share

On January 27, 2005, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2005. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

Earnings Per Share (“EPS”)

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	2004	2003	2002
Basic earnings per share:

Net income	$6,707	$6,111	$5,718

Weighted average common shares outstanding	3,825,540	3,836,944	3,907,497

Basic EPS	$1.75	$1.59	$1.46

Diluted earnings per share:
Net income	$6,707	$6,111	$5,718

Weighted average common shares outstanding	3,825,540	3,836,944	3,907,497
Effect of dilutive options	94,250	84,398	107,020

	3,919,790	3,921,342	4,014,517

Diluted EPS	$1.71	$1.56	$1.42

(10)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $3,120 and $2,266 at December 31, 2004 and 2003, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2004	2003	2002
Outstanding balance, beginning of year	$1,187	$887	$335
Credit granted	578	1,501	963
Repayments	(1,548)	(1,201)	(411)

Outstanding balance, end of year	$217	$1,187	$887

(11)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 12 months and 1,000 hours of service are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the consolidated statements of operations, were $1,207, $1,097 and $999 in 2004, 2003 and 2002, respectively.

(12)	Stock Compensation Plans

Fixed Stock Option Plans

The Company has two fixed stock option plans. Under the 2000 Employee Stock Option Plan, the Company may grant options to an employee for an amount up to 25,000 shares of common stock each year. There are 737,695 shares authorized under the plan. The plan will terminate February 27, 2007. The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings or duration of the option. Options are granted at the fair value of the related common stock on the date of grant.

Under the 2000 Outside Directors Non-statutory Stock Option Plan, the Company may grant options to an outside director for an amount up to 8,851 shares of common stock during the director’s lifetime. There are 221,305 shares authorized under the Plan. The Plan will terminate February 27, 2007. The exercise price of each option equals the fair value of the Company’s stock on the date of grant, and an option’s maximum term is five years. Options vest at the rate of 20% per year beginning on the grant date. Other than a grant of 8,851 shares to a new director, any future grants require shareholder approval.

Stock option activity for the employee and outside director’s stock option plans during the years indicated is as follows:

	Employee stock option plan		Outside directors stock option plan
	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price
Balance at December 31, 2001	274,240	$10.91	60,256	$8.65
Granted	57,169	21.83	—	—
Exercised	(46,440)	9.25	(51,407)	8.32

Balance at December 31, 2002	284,969	13.28	8,849	10.64
Granted	53,371	20.92	—	—
Exercised	(58,057)	10.21	(7,080)	10.64

Balance at December 31, 2003	280,283	15.38	1,769	10.64
Granted	42,400	24.76	—	—
Exercised	(36,068)	10.15	(1,769)	10.64

Balance at December 31, 2004	286,615	$17.42	—	$—

The 2000 Employee Stock Option Plan permits stock-for-stock exercises of shares. During 2004, employees tendered 6,082 (adjusted for stock options exercised in January and February 2004) mature shares in stock-for-stock exercises. Matured shares are those held by employees longer than six months.

At December 31, 2004, the range of exercise prices for all outstanding options ranged from $9.60 to $24.76. The following table provides certain information with respect to stock options outstanding at December 31, 2004:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual life
Under $11.00	63,194	$10.04	4.44
$11.00 to $16.00	70,942	13.46	6.01
$16.00 to $24.00	110,079	21.39	7.50
$24.00 and over	42,400	24.76	9.05

	286,615	$17.42	6.68

Options exercisable as of December 31 were 174,703 in 2004, 161,987 in 2003, and 158,129 shares in 2002, at a weighted-average exercise price of $14.76, $13.28, and $12.15, respectively.

The following table provides certain information with respect to stock options exercisable at December 31, 2004:

Range of exercise prices	Stock options exercisable	Weighted average exercise price
Under $11.00	63,194	$10.04
$11.00 to $16.00	56,303	13.46
$16.00 and over	55,206	21.49

	174,703	$14.76

Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, the Company is authorized to issue to an eligible employee shares of common stock. There are 737,695 shares authorized under the Plan. The Plan will terminate February 27, 2007. The Plan is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period. Approximately 54 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2004 and will end November 23, 2006. At the annual stock purchase date, November 23, 2004, there were $175 thousand in contributions, and 9,620 shares were purchased at an average price of $18.02, totaling $173 thousand.

(13)	Short-Term and Long-Term Borrowings

Short-term borrowings at December 31, 2004 and 2003, consisted of secured borrowings from the U.S. Treasury in the amounts of $1,677 and $1,260, respectively. The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans. At December 31, 2004, the Company had a current collateral borrowing capacity with the FHLB of $68,328. The Company also has unsecured formal lines of credit totaling $20,700 with correspondent banks and borrowing capacity of $2,000 with the Federal Reserve Bank (loans and discounts), which is fully collateralized, with a pledge of U.S. Agency Notes.

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $13,779 and $8,313, respectively, at December 31, 2004 and 2003. Such advances ranged in maturity from 1.3 years to 4.3 years at a weighted average interest rate of 3.47% at December 31, 2004. Maturity ranged from 2.3 years to 4.5 years at a weighted average interest rate of 3.71% at December 31, 2003. Average outstanding balances were $12,753 and $6,348, respectively, during 2004 and 2003. The weighted average interest rate paid was 3.36% in 2004 and 4.06% in 2003.

(14)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options. Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $921, $808, and $705 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending December 31:
2005	$801
2006	583
2007	441
2008	310
2009	178
Thereafter	472

$2,785

At December 31, 2004, the aggregate maturities for time deposits are as follows:

Year ending December 31:
2005	$119,615
2006	7,665
2007	1,153
2008	524
2009	297
Thereafter	—

$129,254

The Company is subject to various legal proceedings in the normal course of its business. In the opinion of management, after having consulted with legal counsel, the outcome of the legal proceedings should not have a material effect on the consolidated financial condition or results of operations of the Company.

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

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, are as follows:

	2004	2003
Undisbursed loan commitments	$173,205	156,461
Standby letters of credit	9,378	8,763

	$182,583	165,224

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

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2004 there were no financial standby letters of credit outstanding. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2004, there was $9,378 issued in performance standby letters of credit and the Bank carried no liability. The terms of the guarantees will expire primarily in 2005. The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2004, the Company has no off-balance sheet derivatives requiring additional disclosure.

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

Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2004 and 2003, respectively, as set forth in the following tables:

	The Company
	2004		2003
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$56,978	11.4%	$50,657	11.3%
Tier I Capital (to Risk Weighted Assets)	50,676	10.1%	45,035	10.1%
Tier I Leverage Capital (to Average Assets)	50,676	8.1%	45,035	8.2%

	The Bank
	2004		2003
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$56,350	11.2%	$50,095	11.2%
Tier I Capital (to Risk Weighted Assets)	50,048	10.0%	44,473	9.9%
Tier I Leverage Capital (to Average Assets)	50,048	8.0%	44,473	8.1%

Cash dividends declared by the Bank are restricted under California State banking laws to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period.

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

FHLB Advances and Other Borrowings

The fair values of borrowed funds were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics.

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

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities and premises & equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

	2004		2003
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and federal funds sold	$116,704	$116,704	$104,759	$104,759
Investment securities	55,154	55,154	50,235	50,235
Loans:
Net loans	428,254	433,652	368,418	365,504
Loans held-for-sale	3,719	3,719	10,672	10,672
Financial liabilities:
Deposits	557,186	503,473	498,849	442,188
FHLB advances and other borrowings	15,456	15,352	9,573	9,573

	2004
	Contract amount	Carrying amount	Fair value
Unrecognized financial instruments:
Commitments to extend credit	$173,205	$831	$1,299

Standby letters of credit	$9,378	$—	$94

	2003
	Contract amount	Carrying amount	Fair value
Unrecognized financial instruments:
Commitments to extend credit	$156,461	$751	$1,173

Standby letters of credit	$8,763	$—	$88

(18)	Supplemental Statements of Cash Flows Information

Supplemental disclosures to the Statements of Cash Flows for the years ended December 31, are as follows:

	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,417	$3,166	$4,443

Income taxes	$3,931	$4,755	$2,346

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	$5,537	$4,746	$5,356

Loans held-for-sale transferred to loans	$6,002	$3,697	$14,395

Tax Benefit for Stock Options	$156	$—	$353

(19)	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,
2004:
Interest income	$7,262	$7,500	$8,194	$8,663
Net interest income	6,488	6,640	7,311	7,754
Provision for loan losses	305	—	—	—
Other operating income	1,140	1,310	1,420	1,344
Other operating expense	5,197	5,456	6,043	6,149
Income before taxes	2,126	2,494	2,688	2,949
Net income	1,397	1,611	1,727	1,972
Basic earnings per share	.36	.42	.45	.52
Diluted earnings per share	.35	.41	.44	.51
2003:
Interest income	$7,543	$7,505	$7,890	$7,388
Net interest income	6,756	6,756	7,108	6,597
Provision for loan losses	670	570	320	670
Other operating income	1,963	2,110	1,450	1,637
Other operating expense	5,642	5,867	5,798	5,484
Income before taxes	2,407	2,429	2,440	2,080
Net income	1,573	1,583	1,584	1,371
Basic earnings per share	.41	.41	.41	.36
Diluted earnings per share	.40	.40	.41	.35

(20)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets and summary statements of operations and cash flows information for the years ended December 31:

Balance Sheets

	2004	2003
Assets
Cash	$618	$562
Investment in wholly owned subsidiary	51,273	46,410
Other assets	10	—

Total assets	$51,901	$46,972

Liabilities and stockholders’ equity
Stockholders’ equity	51,901	46,972

Total liabilities and stockholders’ equity	$51,901	$46,972

Statements of Operations

	2004	2003	2002
Dividends from subsidiary	$1,000	$500	$5,500
Other operating expenses	(68)	(59)	(41)
Income tax benefit	28	24	17

Income before undistributed earnings of subsidiary	960	465	5,476
Equity in undistributed earnings of subsidiary	5,747	5,646	242

Net income	$6,707	$6,111	$5,718

Statements of Cash Flows

	2004	2003	2002
Net income	$6,707	$6,111	$5,718
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) decrease in other assets	(10)	(1)	13
Equity in undistributed earnings of subsidiary	(5,747)	(5,646)	(242)

Net cash provided by operating activities	950	464	5,489
Cash flows from financing activities:
Common stock issued	758	600	1,018
Stock repurchases	(1,640)	(1,680)	(5,983)
Cash in lieu of fractional shares	(12)	(13)	(13)

Net cash used in financing activities	(894)	(1,093)	(4,978)

Net change in cash	56	(629)	511
Cash at beginning of year	562	1,191	680

Cash at end of year	$618	$562	$1,191

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s disclosure controls and procedures have been designed to meet and management believes that they meet reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to them by others within those entities.

(b) Internal controls over financial reporting

The management of the Company is responsible for the preparation, integrity and fair presentation of its published financial statements and all other information presented in the Company’s consolidated financial statements. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and, as such, include amounts based on informed judgments and estimates made by management.

Management maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with US GAAP. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the following criteria: criteria established in Internal Control – Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on Management’s assessment, they believe that, as of December 31, 2004, the Company’s internal control system over financial reporting is effective based on those criteria. “Management’s Report on Internal Control over Financial Reporting” is presented on page 43.

The Audit Committee of the Board of Directors is comprised entirely of directors who are independent of the Company’s Management. It includes an audit committee technical expert and members with banking or related financial management expertise and who are not large customers of the Bank. The Audit Committee has access to outside counsel. The Audit Committee is responsible for selecting the independent registered public accounting firm subject to ratification by the shareholders. It meets periodically with management, the independent registered public accounting firm, and the internal auditors to provide a reasonable basis for concluding that the Audit Committee is carrying out its responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring Management’s financial, accounting, and auditing procedures in addition to reviewing Management’s financial reports. The independent registered public accounting firm and internal auditors have full and free access to the Audit Committee, with or without the presence of management; to discuss the adequacy of internal controls for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

The Company’s assessment of the effectiveness of internal control over financial reporting and the Company’s consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent registered public accounting firm during their audit were valid and appropriate. The independent registered public accounting firm’s reports are presented on pages 44 and 45.

During the quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for the 2005 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors”.

The Company has adopted a Code of Conduct, which complies with the Code of Ethics requirements of the Securities and Exchange Commission. A copy of the Code of Conduct is posted on the “Investor Relations” page of the Company’s website, or is available, without charge, upon the written request of any shareholder directed to Lynn Campbell, Corporate Secretary, First Northern Community Bancorp, 195 North First Street, Dixon, California 95620. The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to directors, on the “Investor Relations” page of its website. The Company’s website address is www.thatsmybank.com.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for the 2005 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Report of Compensation Committee of the Board of Directors on Executive Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2005 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors”.

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders. The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2004. The plans included in this table are the Company’s 2000 Stock Option Plan and the Company’s Outside Director 2000 Non-statutory Stock Option Plan. See “Stock Compensation Plans” Note 12 of Notes to Consolidated Financial Statements (page 67).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	286,615	$17.42	398,964

Equity compensation plans not approved by security holders	—	—	—

Total	286,615	$17.42	398,964

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2005 Annual Meeting of Shareholders entitled “Report of Compensation Committee of the Board of Directors on Executive Compensation”, “Indebtedness of Management,” “Indebtedness of Certain Directors” and “Transactions with Management.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for the 2005 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) Financial Statements:

Reference is made to the Index to Financial Statements under Item 8 in Part II of this Form 10-K

(A)(2) Financial Statement Schedules:

All schedules to the Company’s Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or accompanying notes.

(A)(3) Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3(i) of Registrant’s Current Report on Form 8-K 12(g)(3) on May 24, 2000

3.3	By-laws of the Company – incorporated herein by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K 12(g)(3) on May 24, 2000

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.2	First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.3	First Northern Community Bancorp 2000 Employee Stock Purchase Plan – incorporated herein by Reference to Exhibit 4.5 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.4	First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form S-8 on May 25, 2000 *

10.5	First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms “Non-statutory Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-8 May 25, 2000 *

10.6	First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” – incorporated herein by reference to Exhibit 4.6 of Registration Statement on Form S-8 on May 25, 2000 *

10.7	Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish – incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.8	Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum – incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *t

10.9	Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Louise Walker – incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.10	Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker – incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.11	Form of Director Retirement and Split Dollar Agreements between Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.12	Form of Salary Continuation and Split Dollar Agreement between Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.13	Amended Form of Director Retirement and Split Dollar Agreements between Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – provided herewith *

10.14	Amended Form of Salary Continuation and Split Dollar Agreement between Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – provided herewith *

11	Statement of Computation of Per Share Earnings (See Page 54 of this Form 10-K)

21	Subsidiaries of the Company – Provided herewith

23.1	Consent of independent registered public accounting firm – Provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – Provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – Provided herewith

32.1	Section 1350 Certification of the Chief Executive Officer – Provided herewith

32.2	Section 1350 Certification of the Chief Financial Officer – Provided herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Owen J. Onsum
Owen J. Onsum
President/Chief Executive Officer/Director (Principal Executive Officer)

By:	/s/ Louise A. Walker
Louise A. Walker
Senior Executive Vice President/Chief Financial Officer (Principal Financial Officer)

By:	/s/ Stanley R. Bean
Stanley R. Bean
Vice President/Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ LORI J. ALDRETE Lori J. Aldrete	Director	March 15, 2005

/s/ FRANK J. ANDREWS, JR. Frank J. Andrews, Jr.	Director and Chairman of the Board	March 15, 2005

/s/ JOHN M. CARBAHAL John M. Carbahal	Director	March 15, 2005

/s/ GREGORY DUPRATT Gregory DuPratt	Director and Vice Chairman of the Board	March 15, 2005

/s/ JOHN F. HAMEL John F. Hamel	Director	March 15, 2005

/s/ DIANE P. HAMLYN Diane P. Hamlyn	Director	March 15, 2005

/s/ FOY S. MCNAUGHTON Foy S. McNaughton	Director	March 15, 2005

/s/ DAVID W. SCHULZE David W. Schulze	Director	March 15, 2005