Form 10-Q
period 2005-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2005-05-09
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes   ☒      No   ☐

As of May 6, 2005, there were 3,811,714 shares of Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	(UNAUDITED) March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$29,117	$25,399
Federal funds sold	71,755	91,305
Investment securities - available for sale	53,824	55,154
Loans, net of allowance for loan losses of $8,062 at March 31, 2005 and $7,445 at December 31, 2004	449,638	428,254
Loans held for sale	6,029	3,719
Premises and equipment, net	7,484	7,435
Accrued interest receivable and other assets	17,591	17,407

TOTAL ASSETS	$635,438	$628,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$168,625	$169,266
Interest-bearing transaction deposits	65,149	65,008
Savings & MMDA’s	206,975	193,658
Time, under $100,000	56,419	57,468
Time, $100,000 and over	66,471	71,786

Total deposits	563,639	557,186
FHLB Advances and other borrowings	15,288	15,456
Accrued interest payable and other liabilities	3,762	4,130

TOTAL LIABILITIES	582,689	576,772

Stockholders’ equity
Common stock, no par value; 8,000,000 shares authorized; 3,817,254 shares issued and outstanding at March 31, 2005 and 3,601,167 shares issued and outstanding at December 31, 2004	38,725	32,848
Additional paid in capital	977	977
Retained earnings	12,616	17,091
Accumulated other comprehensive income	431	985

TOTAL STOCKHOLDERS’ EQUITY	52,749	51,901

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$635,438	$628,673

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Interest Income
Loans	$8,022	$6,429
Federal funds sold	452	145
Investment securities
Taxable	533	531
Non-taxable	147	157

Total interest income	9,154	7,262
Interest Expense
Deposits	945	707
Other borrowings	123	67

Total interest expense	1,068	774

Net interest income	8,086	6,488
Provision for loan losses	519	207

Net interest income after provision for loan losses	7,567	6,281

Other operating income
Service charges on deposit accounts	575	415
Gains on sales of loans	72	142
Investment and brokerage services income	70	93
ATM fees	62	65
Mortgage brokerage income	68	96
Loan servicing income	87	103
Other income	284	226

Total other operating income	1,218	1,140

Other operating expenses
Salaries and employee benefits	3,773	3,052
Occupancy and equipment	775	728
Data processing	301	247
Stationery and supplies	115	107
Advertising	97	64
Directors’ fees	28	29
Other expense	1,279	1,068

Total other operating expenses	6,368	5,295

Income before income tax expense	2,417	2,126
Provision for income tax expense	725	729

Net income	$1,692	$1,397

Basic Income per share	$0.44	$0.36

Diluted Income per share	$0.43	$0.35

Pro forma:
(After adjustment for 2-for-1 stock split)
Basic Income per share	$0.22	$0.18

Diluted Income per share	$0.21	$0.18

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

Description	Common Stock		Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amounts
Balance at December 31, 2004	3,601,167	$32,848		977	17,091	985	51,901
Comprehensive income:
Net income			$1,692		1,692		1,692

Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $384			(554)

Total other comprehensive loss, net of tax effect of $384			(554)			(554)	(554)

Comprehensive income			$1,138

6% stock dividend	216,066	6,158			(6,158)		—
Cash in lieu of fractional shares					(9)		(9)
Stock-based compensation and related tax benefits		72					72
Common shares issued	11,117	—					—
Stock repurchase and retirement	(11,096)	(353)					(353)

Balance at March 31, 2005	3,817,254	$38,725		977	12,616	431	52,749

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Operating Activities
Net Income	$1,692	$1,397
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	314	318
Provision for loan losses	519	207
Gain on sale of loans	(72)	(142)
Proceeds from sales of loans held-for-sale	10,556	10,377
Originations of loans held-for-sale	(12,794)	(14,908)
(Increase) decrease in accrued interest receivable and other assets	(1,035)	1,073
Decrease in accrued interest payable and other liabilities	(368)	(1,636)

Net cash used in operating activities	(1,188)	(3,314)
Investing Activities
Net decrease in investment securities	1,699	4,232
Net (increase) decrease in loans	(21,903)	5,833
Net increase in OREO	—	(571)
Purchases of premises and equipment, net	(363)	(189)

Net cash (used in) provided by investing activities	(20,567)	9,305
Financing Activities
Net increase (decrease) in deposits	6,453	(6,898)
Net (decrease) increase in FHLB advances	(168)	5,350
Cash dividends paid	(9)	(12)
Stock options exercised	—	134
Repurchase of stock	(353)	(333)

Net cash provided by (used in) financing activities	5,923	(1,759)

Net (decrease) increase in cash and cash equivalents	(15,832)	4,232
Cash and cash equivalents at beginning of period	116,704	104,759

Cash and cash equivalents at end of period	$100,872	$108,991

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,086	$793
Income Taxes	$440	$—
Supplemental disclosures of non-cash investing and financing activities:
Stock plan accruals	$72	$51
Tax benefit for stock options	$—	$91
Stock dividend distributed	$6,158	$5,537

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 and December 31, 2004

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. All material intercompany balances and transactions have been eliminated in consolidation.

In December 2003, FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and expands the disclosure requirements contained in the original Statement 132. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company currently has postretirement benefit plans that are within the scope of this Statement. The disclosures required under this Statement are contained in Notes 6 and 7 of these unaudited condensed consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” consensus was published. Issue No. 03-1 contained new guidance effectively codifying the provisions of SEC Staff Accounting Bulletin No. 59 and creates a new model that calls for new judgments and additional evidence gathering. The Company does not expect this EITF to have a material impact on the Company’s Consolidated Financial Statements.

(a) Reclassifications

Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the 2005 presentation. In the first quarter of 2005, the Company reclassified the reserve for unfunded commitments from the allowance for loan losses to other liabilities, and reclassified the provision for unfunded commitments from the provision for loan losses to other non-interest expense. These reclassifications did not affect previously reported net income or total stockholders’ equity.

2.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three-month periods ended March 31, 2005 and 2004 and for the year ended December 31, 2004 were as follows (in thousands):

	Three months ended March 31,		Year ended December 31,
	2005	2004	2004
Balance, beginning of period	$7,445	$7,006	$7,006
Provision for loan losses	519	207	207
Loan charge-offs	(16)	(316)	(382)
Loan recoveries	114	25	614

Balance, end of period	$8,062	$6,922	$7,445

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially its entire conforming long-term residential mortgage loans originated during the three months ended March 31, 2005 for cash proceeds equal to the fair value of the loans.

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

At March 31, 2005, the Company had $6,029,000 of mortgage loans held for sale. At March 31, 2005 and December 31, 2004, the Company serviced real estate mortgage loans for others of $107,241,000 and $105,183,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2005 and December 31, 2004.

(Dollars in thousands)	December 31, 2004	Additions	Reductions	March 31, 2005
Mortgage servicing rights	$787	$56	$37	$806

There was no valuation allowance recorded for mortgage servicing rights as of March 31, 2005 and December 31, 2004.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 17, 2005, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2005 to shareholders of record as of February 28, 2005. Earnings per share amounts have been adjusted to reflect the effect of the stock dividend.

On April 21, 2005, the Board of Directors of the Company declared a two-for-one stock split. The stock split will double the outstanding common stock recorded on the books of the Company as of the record date, which will be on May 10, 2005. The effect of the stock split is shown on a proforma basis on the face of the Unaudited Condensed Consolidated Statements of Income (page 4). See “Subsequent Event - Two-for-One Stock Split” Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements (page 12).

Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes all common stock equivalents (“in-the-money” stock options, warrants and rights, convertible bonds and preferred stock), which reflects the potential dilution of securities that could share in the earnings of an entity.

The following table presents a reconciliation of basic and diluted EPS for the three-month periods ended March 31, 2005 and 2004 (amounts in thousands, except share and earnings per share amounts):

	Three months ended March 31,
	2005	2004
Basic earnings per share:
Net income	$1,692	$1,397

Weighted average common shares outstanding	3,823,622	3,841,632

Basic EPS	$0.44	$0.36

Diluted earnings per share:
Net income	$1,692	$1,397

Weighted average common shares outstanding	3,823,622	3,841,632

Effect of dilutive options	123,974	100,332

	3,947,596	3,941,964

Diluted EPS	$0.43	$0.35

5.	STOCK OPTION PLAN

Stock-based employee compensation recognized for all stock options granted after January 1, 2003 is based on the fair value recognition provisions of Statements of Financial Accounting Standards Nos. 123, as amended and 148. For stock options issued prior to January 1, 2003, the Company is using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock at such date exceeds the exercise price. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except earnings per share amounts):

	Three months ended March 31,
	2005	2004
Net income, as reported	$1,692	1,397
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	72	51
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90)	(91)

Net income Pro forma under SFAS No. 123	$1,674	1,357

Basic earnings per share:
As reported	$0.44	$0.36

Pro forma under SFAS No. 123	$0.44	$0.35

Diluted earnings per share:
As reported	$0.43	$0.35

Pro forma under SFAS No. 123	$0.42	$0.34

6.	FIRST NORTHERN BANK - EXECUTIVE SALARY CONTINUATION PLAN

Pension Benefit Plans

First Northern Bank (the “Bank”) has an unfunded noncontributory defined benefit pension plan (“Salary Continuation Plan”) for a select group of highly compensated employees. The Salary Continuation Plan provides defined benefit levels between $50,000 and $125,000 depending on responsibilities at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	For quarter ended March 31,
	2005	2004
Components of Net Periodic Benefit Cost
Service Cost	$40,049	38,971
Interest Cost	13,321	11,740
Amortization of prior service cost	3,257	3,257

Net periodic benefit cost	$56,627	53,968

The Company estimates at December 31, 2005 that the net periodic benefit cost will be $226,506. This compares to net periodic benefit costs of $215,873 at December 31, 2004.

Estimated Contributions for Fiscal 2005

For unfunded plans, contributions to the plan are the benefit payments made to participants. The Bank is not expected to make any benefit payments during fiscal 2005.

7.	FIRST NORTHERN BANK - DIRECTORS’ RETIREMENT PLAN

Pension Benefit Plans

The Bank has an unfunded noncontributory defined benefit pension plan (“Directors’ Retirement Plan”) for directors of the Bank. The plan provides a retirement benefit equal to $1,000 per year of service as a director, up to a maximum of $15,000. The retirement benefit is payable for 10 years following retirement at age of 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	For quarter ended March 31,
	2005	2004
Components of Net Periodic Benefit Cost
Service Cost	$18,218	17,683
Interest Cost	5,233	4,795
Amortization of net loss	1,295	752

Net periodic benefit cost	$24,746	23,230

The Company estimates at December 31, 2005 that the net periodic benefit cost will be $98,984. This compares to net periodic benefit costs of $92,919 at December 31, 2004.

Estimated Contributions for Fiscal 2005

For unfunded plans, contributions to the plan are the benefit payments made to participants. The Bank is expected to pay $20,000 in benefit payments during fiscal 2005.

8.	SUBSEQUENT EVENT

Two-for-One Stock Split

The Board of Directors of the Company on Thursday, April 21, 2005, declared a two-for-one stock split with respect to the issued and outstanding shares of the Company, which stock split will be effected by amending the Company’s Articles of Incorporation.

The stock split will double the outstanding common stock recorded on the books of the Company as of the record date which will be on May 10, 2005. Holders of the Company’s outstanding shares of common stock at the close of business on that date will receive one additional share of Company common stock in respect of each share owned. The new shares will be issued on May 11, 2005.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider” or similar expressions are used, and includes assumptions concerning the Company’s operations, future results and prospects. Forward looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing budgetary and fiscal difficulties of the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations, governmental fiscal or monetary policies or accounting standards; (vi) competition in the banking industry; and (vii) other external developments which could materially impact the Company’s operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month periods ended March 31, 2005 and 2004 and should be read in conjunction with the Company’s consolidated 2004 financial statements and the notes thereto contained in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2004, along with other financial information included in this report.

SUMMARY

The Company recorded net income of $1,692,000 for the three-month period ended March 31, 2005, representing an increase of $295,000 or 21.1% from net income of $1,397,000 for the same period in 2004.

The increase in net income for the three-month period ended March 31, 2005 as compared to the same period a year ago resulted primarily from an increase in net interest income and other operating income which was partially offset by an increase in provision for loan losses and other operating expenses.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $3,718,000 increase in cash & due from banks, a $19,550,000 decrease in federal funds sold, a $1,330,000 decrease in investment securities available-for-sale, a $21,384,000 increase in loans, a $2,310,000 increase in loans held for sale, a $49,000 increase in premises & equipment and a $184,000 increase in accrued interest receivable and other assets from December 31, 2004 to March 31, 2005. The increase in cash and due from banks was substantially the result of an increase in items in process of collection. The decrease in federal funds sold was largely due to an increase in loans and cash & due from banks. The decrease in investment securities available-for-sale was largely due to sales of municipal taxable investment securities and mortgage-backed investment securities. The increase in loans was due to an increase in the following loan categories: commercial; equipment; agricultural; equipment leases; real estate; real estate construction; home equity lines of credit and commercial real estate, which was partially offset by a decrease in consumer loans. These fluctuations were due to changes in the demand for loan products by the Company’s borrowers. The increase in loans held-for-sale was in real estate loans and was due, for the most part, to an increase in the origination of loans compared to sales. The Company originated approximately $12,794,000 in residential mortgage loans during the first three months of 2005, which was offset by approximately $10,556,000 in loan sales during this period. The increase in premises & equipment was due to an increase in computer hardware and furniture & equipment purchases, which was partially offset by increased depreciation. The increase in accrued interest receivable and other assets was due to an increase in loan interest receivables, cash surrender value of bank-owned life insurance, mortgage servicing asset, computer software, unamortized costs on leases and income taxes receivable, which was partially offset by decreases in securities interest receivables and prepaid expenses and an increase in housing tax credit amortization expense.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed an increase in total deposits of $6,453,000 at March 31, 2005 compared to the total at December 31, 2004. The increase in deposits was due to higher interest-bearing transaction deposits and savings & money market deposits combined with lower demand and time deposit totals. These fluctuations were due to cyclical changes in deposit requirements of the Company’s depositors. Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $168,000 for the three months ended March 31, 2005 compared to the year ended December 31, 2004, due to payments to FHLB combined with a decrease in treasury tax and loan note payable. Other liabilities decreased $368,000 from December 31, 2004 to March 31, 2005. The decrease in other liabilities was due to decreases in accrued interest expense, taxes payable, accrued profit sharing and incentive compensation expenses, which were partially offset by increases in accrued reserve for unfunded lending commitments expense, accrued retirement expense and deferred compensation expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The increase in general market interest rates increased the Company’s yields on earning assets. The Federal Open Market Committee increased the federal funds rate by a total of 175 basis points during the twelve-month period ended March 31, 2005. These increases occurred on June 30, 2004, August 10, 2004, September 21, 2004, November 10, 2004, December 14, 2004, February 2, 2005 and March 22, 2005.

Interest income on loans for the three-month period ended March 31, 2005 was up 24.8% from the same period in 2004, increasing from $6,429,000 to $8,022,000. This increase as compared to the same period a year ago was primarily due to an increase in average loans combined with a 46 basis point increase in loan yields.

Interest income on federal funds sold for the three-month period ended March 31, 2005 was up 211.7% from the same period for 2004, increasing from $145,000 to $452,000. This increase as compared to the three-month period ended March 31, 2004 was primarily due to an increase in average federal funds sold combined with a 145 basis point increase in federal funds rates.

Interest income on investment securities for the three-month period ended March 31, 2005 was down 1.2% over the same period in 2004, from $688,000 to $680,000. The decrease over the three-month period ended March 31, 2005 as compared to the same period a year ago was primarily due to a 70 basis point decrease in investment securities yields, which was partially offset by an increase in average investment securities.

Interest Expense

The increase in general market interest rates increased the Company’s cost of funds in the first quarter compared to the same quarter a year ago. The Federal Open Market Committee increased the federal funds rate by a total of 175 basis points during the twelve-month period ended March 31, 2005. These increases occurred on June 30, 2004, August 10, 2004, September 21, 2004, November 10, 2004, December 14, 2004, February 2, 2005 and March 22, 2005.

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2005 was up 38.0% from the same period in 2004, increasing from $774,000 to $1,068,000. The increase in interest expense during the three-month period ended March 31, 2005 was primarily due to a 16 basis point increase in deposit rates combined with an increase in average interest bearing deposits.

Provision for Loan Losses

There was a provision for loan losses of $519,000 for the three-month period ended March 31, 2005 compared to a $207,000 provision for the same period in 2004. The increase in the provision was due to an increase in non-accrual loans and the Company’s evaluation of the quality of the loan portfolio. The March 31, 2005 allowance for loan losses of approximately $8,062,000 was 1.76% of total loans (excluding loans held for sale) compared to $7,445,000 or 1.71% of total loans (excluding loans held for sale) at December 31, 2004. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $81,000 for the three-month period ended March 31, 2005 compared to a $98,000 provision for the same period in 2004. The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 6.84% for the three-month period ended March 31, 2005 from the same period in 2004, increasing from $1,140,000 to $1,218,000. This increase was primarily due to an increase in service charges on deposit accounts and other miscellaneous income, which was partially offset by a decrease in gains on sales of loans, mortgage brokerage income, alternative investment income and loan servicing income. The increase in service charges on deposit accounts was due to an increase in overdraft fees, monthly service charges and other service charges. The increase in other miscellaneous income was due to an increase in letters of credit deferred fees, check sales fees, signature based transaction fees and safe deposit fees. The decrease in gain on sales of loans was due for the most part to a decrease in the origination and sale of loans compared to the same period in 2004. The Company sold approximately $10,556,000 in residential mortgage loans during the three-month period ended March 31, 2005, as compared to $10,377,000 for the same period in 2004. The decrease in mortgage brokerage income was due a decrease in mortgage brokerage activity. The decrease in alternative investment income was due to a decrease in demand for alternative investment services. The decrease in loan servicing income was due to a decrease in booked income for the Company’s mortgage servicing asset.

Other Operating Expenses

Total other operating expenses was up 20.3% for the three-month period ended March 31, 2005 from the same period in 2004, increasing from $5,295,000 to $6,368,000.

The main reasons for the increase in other operating expenses in the three-month period ended March 31, 2005 were due to increases in the following: salaries & benefits; occupancy & equipment expense; data processing; stationery and supplies; advertising costs; and other miscellaneous operating expenses. The increase in salaries & benefits was due to increases in the following: worker’s compensation expense; merit salaries; deferred compensation interest expense, provision for incentive compensation and profit sharing expenses due to increased profits; group insurance; welfare & recreation expense; retirement compensation expense; and payroll taxes. The increase in occupancy & equipment expense was due to increased rent expense, service contract expense and bank-owned vehicle expense, which were partially offset by decreases in utilities expense, equipment rental and maintenance expense and hazard & liability insurance expense. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system. The increase in stationery & supplies was due to an increase in supply usage. The increase in advertising costs was due to increased advertising compared to the same period in 2004. The increase in other miscellaneous operating expenses was due to increases in the following: accounting & audit fees; allowance for unfunded loan commitments expense; consulting fees; loan & lease expense; sundry losses; training expenses; messenger services expense; business travel expense; subscriptions expense; public relations expense and employment posting expense; which were partially offset by decreases in legal expense; postage expense; dues expense; director expense; housing tax credit amortization expense; and miscellaneous other expenses.

Income Taxes

The Company’s tax rate, the Company’s earnings before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes. In the three months ended March 31, 2005, the Company’s provision for income taxes decreased $4,000 from $729,000 to $725,000 for the same period in 2004. The Bank’s effective tax rate for the three months ended March 31, 2005 was 30.0%, compared to 34.3% for the same period in 2004. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, and for California franchise taxes, higher excludable interest income on loans within designated enterprise zones. In addition, the Company had a favorable tax adjustment from 2004.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	March 31, 2005	December 31, 2004
Undisbursed loan commitments	$185,552	173,205
Standby letters of credit	10,994	9,378

	$196,546	182,583

The reserve for unfunded lending commitments amounted to $911,000 at March 31, 2005, up from $830,000 at December 31, 2004. The increase was primarily related to increasing risk in commitments. The reserve for unfunded lending commitments is included in other liabilities.

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

Non-accrual loans amounted to $4,817,000 at March 31, 2005 and were comprised of five commercial loans totaling $3,917,000, three agricultural loans totaling $839,000 and one installment loan totaling $61,000. At December 31, 2004, non-accrual loans amounted to $4,907,000 and were comprised of six commercial loans totaling $4,007,000, three agricultural loans totaling $839,000 and one installment loan totaling $61,000. At March 31, 2004, non-accrual loans amounted to $3,277,000 and were comprised of six commercial loans totaling $320,000 and eight agricultural loans totaling $2,957,000. The decrease in non-accrual loans at March 31, 2005 from the balance at December 31, 2004 was due to five commercial loans for which the Company received payments. Nearly all of the remaining non-accrual loan balances, consisting of two agricultural loans and two commercial loans which are in the process of collection, can be attributed to relationships with two of the Company’s business customers. These loans did not require a significant increase in loan loss allowances because they were adequately collateralized. The Company’s management believes that nearly $4,515,000 of the non-accrual loans at March 31, 2005 are adequately collateralized or guaranteed by a governmental entity, and the remaining $302,000 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss allowance. See “Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

At March 31, 2005, the Company had loans totaling $326,000 90 days past due and still accruing. Such loans amounted to $55,000 at December 31, 2004, and $188,000 at March 31, 2004.

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

The following table summarizes the loan loss experience of the Company for the three-month periods ended March 31, 2005 and 2004, and for the year ended December 31, 2004.

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended March 31,		Year ended December 31, 2004
	2005	2004
Balance at Beginning of Period	$7,445	$7,006	$7,006
Provision for Loan Losses	519	207	207
Loans Charged-Off:
Commercial	—	(118)	(122)
Agriculture	—	(189)	(214)
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	(16)	(9)	(46)

Total Charged-Off	(16)	(316)	(382)

Recoveries:
Commercial	—	19	199
Agriculture	100	3	399
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	14	3	16

Total Recoveries	114	25	614

Net Recoveries (Charge-Offs)	98	(291)	232

Balance at End of Period	$8,062	$6,922	$7,445

Ratio of Net Recoveries (Charge-Offs)
To Average Loans Outstanding During the Period	0.02%	(0.08%)	0.06%
Allowance for Loan Losses
To Total Loans at the end of the Period	1.76%	1.87%	1.71%
To Nonperforming Loans at the end of the Period	156.76%	199.77%	150.04%

Nonperforming loans totaled $5,143,000, $3,465,000 and $4,962,000 at March 31, 2005 and 2004 and December 31, 2004, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds. At March 31, 2005, the Company had the following deposit mix: 36.7% in savings and MMDA deposits, 21.8% in time deposits, 11.6% in interest-bearing transaction deposits and 29.9% in non-interest-bearing transaction deposits. Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2005 and December 31, 2004 are summarized as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Three months or less	$31,054	$37,713
Over three to twelve months	29,747	29,272
Over twelve months	5,670	4,801

Total	$66,471	$71,786

Liquidity and Capital Resources

In order to adequately serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale). This ratio was 80.8% on March 31, 2005. In addition, on March 31, 2005, the Company had the following short-term investments: $71,755,000 in federal funds sold; $8,100,000 in securities due within one year; and $36,500,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000; additionally the Company has a line of credit with the Federal Home Loan Bank, of which the current borrowing capacity is $73,905,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2005, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of March 31, 2005 (amounts in thousands except percentage amounts).

	Actual		Well Capitalized Ratio Requirement	Minimum Capital
	Capital	Ratio
Leverage	$51,749	8.2%	5.0%	4.0%
Tier 1 Risk-Based	$51,749	10.0%	6.0%	4.0%
Total Risk-Based	$57,951	11.2%	10.0%	8.0%

Return on Equity and Assets

	Three months ended March 31, 2005	Three months ended March 31, 2004	Year ended December 31, 2004
Annualized return on average assets	1.08%	1.01%	1.14%
Annualized return on beginning core equity*	13.29%	12.39%	13.73%

*	Core equity consisted of $50,916,000 at December 31, 2004.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued.

Statement 123 (R) requires both public and non-public entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The revised standard was to become effective for interim periods beginning after June 30, 2005 and be applied prospectively to stock options granted after the effective date and any unvested stock options at that date; however, the SEC superseded the FASB’s implementation timetable in April 2005, changing the effective date to the beginning of 2006 for calendar-year public companies. The Company does not anticipate the adoption of Statement 123(R) to have a significant impact on the consolidated financial statements, because the Company adopted the fair value recognition provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation,” an amendment of statement No. 123, under the prospective method of adoption as of January 1, 2003.

SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) provides guidance that will assist issuers in their initial implementation of Statement 123(R). The SEC staff expresses its views regarding the interaction between Statement 123(R) and certain SEC rules and regulations. SAB 107 also provides the staff’s views on the valuation of share-based payment arrangements for public companies.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2005, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4.

CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On April 16, 2004, the Company approved a stock repurchase program effective April 30, 2004 to replace the Company’s previous stock purchase plan that expired on April 30, 2004. The stock repurchase program, which will remain in effect until April 30, 2006, allows repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 11,096 shares of the Company’s outstanding common stock during the first quarter ended March 31, 2005. The following table details stock repurchase activity during this period:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2005	2,353	$31.37	2,353	37,381
February 2005	486	$32.22	486	48,312
March 2005	8,257	$31.91	8,257	48,497
Total	11,096	$31.81	11,096	48,497

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date: May 9, 2005	By	/s/ Louise A. Walker
Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)