Form 10-Q
period 2005-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2005-08-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes ☒  No ☐

As of August 8, 2005, there were 7,564,642 shares of the registrant’s Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS
	(UNAUDITED)
	June 30, 2005	December 31, 2004

Cash and due from banks	$28,617	$25,399
Federal funds sold	70,320	91,305
Investment securities - available for sale	50,771	55,154
Loans, net of allowance for loan losses of $8,076 at June 30, 2005 and $7,445 at December 31, 2004	447,573	428,254
Loans held for sale	4,839	3,719
Premises and equipment, net	7,407	7,435
Other Real Estate Owned	3,226	—
Accrued Interest receivable and other assets	18,979	17,407
TOTAL ASSETS	$631,732	$628,673

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits
Demand	$181,487	$169,266
Interest-bearing transaction deposits	70,673	65,008
Savings & MMDA's	186,909	193,658
Time, under $100,000	54,968	57,468
Time, $100,000 and over	64,217	71,786
Total deposits	558,254	557,186
FHLB Advance and other borrowings	15,013	15,456
Accrued interest payable and other liabilities	4,708	4,130
TOTAL LIABILITIES	577,975	576,772

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized;
7,602,932 shares issued and outstanding at June 30, 2005 and 7,202,334 shares issued and outstanding at December 31, 2004	37,437	32,848
Additional paid in capital	977	977
Retained earnings	14,932	17,091
Accumulated other comprehensive income	411	985
TOTAL STOCKHOLDERS' EQUITY	53,757	51,901

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$631,732	$628,673

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Interest Income
Loans	$8,895	$6,623	$16,917	$13,052
Federal funds sold	479	160	931	305
Investment securities
Taxable	504	563	1,037	1,094
Non-taxable	144	154	291	311
Total interest income	10,022	7,500	19,176	14,762

Interest Expense
Deposits	1,166	735	2,111	1,442
Other borrowings	125	125	248	192
Total interest expense	1,291	860	2,359	1,634
Net interest income	8,731	6,640	16,817	13,128
(Credit) provision for loan losses	(450)	—	69	207

Net interest income after (credit) provision for loan losses	9,181	6,640	16,748	12,921

Other operating income
Service charges on deposit accounts	595	512	1,170	927
Gains on sales of loans	94	135	166	277
Investment and brokerage services income	95	94	165	187
ATM fees	53	76	115	141
Mortgage brokerage income	115	112	183	208
Loan servicing income	100	123	187	226
Other income	294	258	578	484
Total other operating income	1,346	1,310	2,564	2,450

Other operating expenses
Salaries and employee benefits	4,056	3,199	7,829	6,251
Occupancy and equipment	845	737	1,682	1,465
Data processing	283	272	584	519
Stationery and supplies	139	118	254	225
Advertising	196	113	293	177
Directors’ fees	29	28	57	57
Other expense	1,281	989	2,498	2,057
Total other operating expenses	6,829	5,456	13,197	10,751

Income before income tax expense	3,698	2,494	6,115	4,620
Provision for income tax expense	1,375	883	2,100	1,612

Net income	$2,323	$1,611	$4,015	$3,008

Basic Income per share	$0.30	$0.21	$0.53	$0.39
Diluted Income per share	$0.29	$0.21	$0.51	$0.38

See notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income
(in thousands, except share amounts)

						Accumulated
	Common			Additional		Other
	Stock		Comprehensive	Paid-in	Retained	Comprehensive
Description	Shares	Amounts	Income	Capital	Earnings	Income	Total

Balance at December 31, 2004	7,202,334	$32,848		977	17,091	985	51,901

Comprehensive income:
Net income			$4,015		4,015		4,015
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of ($383)			(574)
Reclassification adjustment due to gains realized, net of tax effect of $0			—
Directors’ Retirement Plan Equity Adjustment			—
Total other comprehensive loss, net of tax effect of ($383)			(574)			(574)	(574)

Comprehensive income			$3,441

6% stock dividend	432,132	6,158			(6,158)
Cash in lieu of fractional shares					(16)		(16)
Stock-based compensation and related tax benefits		143					143
Common shares issued	56,868	96					96
Stock repurchase and retirement	(88,402)	(1,808)					(1,808)

Balance at June 30, 2005	7,602,932	$37,437		977	14,932	411	53,757

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months Ended June 30, 2005	Six months Ended June 30, 2004

Operating Activities
Net Income	$4,015	$3,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	629	639
Provision for loan losses	69	207
Gain on sale of loans	(166)	(277)
Proceeds from sales of loans held-for-sale	26,894	33,054
Originations of loans held-for-sale	(27,848)	(35,334)
Increase in accrued interest receivable and other assets	(2,469)	(1,756)
Increase (decrease) in accrued interest payable and other liabilities	578	(128)
Net cash provided by (used in) operating activities	1,785	(587)

Investing Activities
Net decrease (increase) in investment securities	4,766	(2,954)
Net increase in loans	(19,388)	(14,665)
Net increase in OREO	(3,226)	(571)
Purchases of premises and equipment, net	(601)	(435)
Net cash used in investing activities	(18,449)	(18,625)

Financing Activities
Net increase in deposits	1,068	20,206
Net (decrease) increase in FHLB advances	(443)	6,049
Cash dividends paid	(16)	(12)
Stock options exercised	96	225
Repurchase of stock	(1,808)	(1,164)
Net cash (used in) provided by financing activities	(1,103)	25,304
Net (decrease) increase in cash and cash equivalents	(17,767)	6,092
Cash and cash equivalents at beginning of period	116,704	104,759

Cash and cash equivalents at end of period	$98,937	$110,851

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,364	$1,657
Income Taxes	$3,036	$1,570

Supplemental disclosures of non-cash financing activities:
Stock plan accruals	$143	$101
Tax benefit for stock options	$—	$146
Stock dividend distributed	$6,158	$5,537

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004 and December 31, 2004

1.	BASIS OF PRESENTATION

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

In March 2004, the Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” consensus was published. Issue No. 03-1 contained new guidance effectively codifying the provisions of SEC Staff Accounting Bulletin No. 59 and creates a new model that calls for new judgments and additional evidence gathering. The Company assessed the effects of this EITF and determined that it will not have a material impact on the Company's Consolidated Financial Statements.

(a) Reclassifications

Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the 2005 presentation. In the first quarter of 2005, the Company reclassified the reserve for unfunded commitments from the allowance for loan losses to other liabilities, and reclassified the provision for unfunded commitments from the provision for loan losses to other operating expenses. These reclassifications did not affect previously reported net income or total stockholders’ equity.

2.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the six-month periods ended June 30, 2005 and 2004 and for the year ended December 31, 2004 were as follows (in thousands):

	Six months ended June 30,		Year ended December 31,
	2005	2004	2004

Balance, beginning of period	$7,445	$7,006	$7,006
Provision for loan losses	69	207	207
Loan charge-offs	(73)	(350)	(382)
Loan recoveries	635	504	614

Balance, end of period	$8,076	$7,367	$7,445

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the six months ended June 30, 2005 for cash proceeds equal to the fair value of the loans.

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

At June 30, 2005, the Company had $4,839,000 of mortgage loans held for sale. At June 30, 2005 and December 31, 2004, the Company serviced real estate mortgage loans for others of $109,074,000 and $105,183,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2005 and December 31, 2004.

(Dollars in thousands)	December 31, 2004	Additions	Reductions	June 30, 2005
Mortgage servicing rights	$787	$144	$94	$837

There was no valuation allowance recorded for mortgage servicing rights as of June 30, 2005 and December 31, 2004.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 17, 2005, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2005 to shareholders of record as of February 28, 2005.

On April 21, 2005, the Board of Directors of the Company declared a two-for-one stock split. The stock split doubled the outstanding common stock recorded on the books of the Company as of the record date, May 10, 2005.

Earnings per share amounts have been adjusted to reflect the effects of the stock dividend and stock split.

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

The following table presents basic and diluted EPS for the three-month and six-month periods ended June 30, 2005 and 2004 (amounts in thousands, except share and earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	2,323	1,611	4,015	3,008

Weighted average common shares outstanding	7,624,653	7,664,094	7,635,948	7,673,680

Basic EPS	0.30	0.21	0.53	0.39

Diluted earnings per share:

Net income	2,323	1,611	4,015	3,008

Weighted average common shares outstanding	7,624,653	7,664,094	7,635,948	7,673,680

Effect of dilutive options	327,221	193,774	287,289	190,050

	7,951,874	7,857,868	7,923,237	7,863,730
Diluted EPS	0.29	0.21	0.51	0.38

5.	STOCK OPTION PLAN

Stock-based employee compensation recognized for all stock options granted after January 1, 2003 is based on the fair value recognition provisions of Statements of Financial Accounting Standards Nos. 123, as amended and 148.

Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employee,” which was permitted under Statement 123, as originally issued. The Company does not anticipate the adoption of Statement 123(R) to have a significant impact on the consolidated financial statements; because the Company adopted the fair value recognition provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation,” an amendment of Statement No. 123, under the prospective method of adoption as of January 1, 2003.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income, as reported	$2,323	$1,611	4,015	3,008

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	71	51	143	102

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(89)	(91)	(179)	(182)

Pro forma net income	$2,305	$1,571	$3,979	$2,928

Earnings per share:
Basic-as reported	$0.30	$0.21	$0.53	$0.39
Basic-pro forma	$0.30	$0.20	$0.52	$0.38

Diluted-as reported	$0.29	$0.21	$0.51	$0.38
Diluted-pro forma	$0.29	$0.20	$0.50	$0.37

6.	FIRST NORTHERN BANK - EXECUTIVE SALARY CONTINUATION PLAN

First Northern Bank (the “Bank”) has an unfunded noncontributory defined benefit pension plan ("Executive Salary Continuation Plan") for a select group of highly compensated employees. The Executive Salary Continuation Plan provides defined benefit levels between $50,000 and $125,000 depending on responsibilities at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	For quarter ended June 30,
	2005	2004

Components of Net Periodic Benefit Cost
Service Cost	$40,049	$38,971
Interest Cost	13,321	11,740
Amortization of prior service cost	3,257	3,257
Net periodic benefit cost	$56,627	$53,968

The Bank estimates at December 31, 2005 that the net periodic benefit cost will be $226,506. This compares to net periodic benefit costs of $215,873 at December 31, 2004.

Estimated Contributions for Fiscal 2005

For unfunded plans, contributions to the “Executive Salary Continuation Plan” are the benefit payments made to participants. At December 31, 2004 the Bank did not expect to make any benefit payments in connection with the “Executive Salary Continuation Plan” during fiscal 2005.

7.	FIRST NORTHERN BANK - DIRECTORS’ RETIREMENT PLAN

The Bank has an unfunded noncontributory defined benefit pension plan ("Directors’ Retirement Plan") for directors of the Bank. The plan provides a retirement benefit equal to $1,000 per year of service as a director, up to a maximum of $15,000. The retirement benefit is payable for 10 years following retirement at age of 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	For quarter ended June 30,
	2005	2004

Components of Net Periodic Benefit Cost
Service Cost	$18,218	$17,683
Interest Cost	5,233	4,795
Amortization of net loss	1,295	752
Net periodic benefit cost	$24,746	$23,230

The Bank estimates at December 31, 2005 that the net periodic benefit cost will be $98,984. This compares to net periodic benefit costs of $92,919 at December 31, 2004.

Estimated Contributions for Fiscal 2005

For unfunded plans, contributions to the "Directors’ Retirement Plan" are the benefit payments made to participants. At December 31, 2004 the Bank expected to make cash contributions of $20,000 to the “Directors’ Retirement Plan” during fiscal 2005.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the "safe harbor" created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used, and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing budgetary and fiscal difficulties of the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations or governmental fiscal or monetary policies; (vi) competition in the banking industry; (vii) changes in accounting standards; and (viii) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month and six-month periods ended June 30, 2005 and 2004 and should be read in conjunction with the Company's consolidated 2004 financial statements and the notes thereto contained in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2004, along with other financial information included in this report.

SUMMARY

The Company recorded net income of $4,015,000 for the six-month period ended June 30, 2005, representing an increase of $1,007,000 or 33.5% from net income of $3,008,000 for the same period in 2004.

The increase in net income for the six-month period ended June 30, 2005 as compared to the same period a year ago resulted primarily from an increase in net interest income and other operating income combined with a decrease in the provision for loan losses which was partially offset by an increase in other operating expenses.

The Company recorded net income of $2,323,000 for the three-month period ended June 30, 2005, representing an increase of $712,000 or 44.2% from net income of $1,611,000 for the same period in 2004.

The increase in net income for the three-month period ended June 30, 2005 as compared to the same period a year ago resulted primarily from increases in net interest income and other operating income, combined with a decrease in provision for loan losses, which was partially offset by an increase in other operating expenses.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $3,218,000 increase in cash and due from banks, a $20,985,000 decrease in federal funds sold, a $4,383,000 decrease in investment securities available-for-sale, a $19,319,000 increase in loans, a $1,120,000 increase in loans held-for-sale, a $28,000 decrease in premises and equipment, a $3,226,000 increase in other real estate owned (“OREO”) and a $1,572,000 increase in accrued interest receivable and other assets from December 31, 2004 to June 30, 2005. The increase in cash and due from banks was due to an increase in cash and items in process of collection. The decrease in federal funds sold was due to increases in cash and due from banks, loans and OREO, which was partially offset by a decrease in investment securities - available-for-sale and an increase in deposits. The decrease in investment securities available-for-sale was due to sales or calls of securities of U.S. government agencies & corporations, obligations of state & political subdivisions and mortgage backed securities. The increase in loans was due to an increase in equipment, agriculture, real estate and real estate construction loans, equipment leases and home equity lines of credit, which was partially offset by a decrease in commercial, commercial real estate, and consumer loans. These fluctuations were due to changes in the demand for certain loan products by the Company’s borrowers. The increase in loans held-for-sale was in real estate mortgage loans and was due, for the most part, to an increase in the origination of loans compared to sales. The Company originated approximately $27,848,000 in residential mortgage loans during the first six months of 2005, which was offset by approximately $26,894,000 in loan sales during this period. The decrease in premises and equipment was due to increased depreciation, which was partially offset by an increase in computer hardware and furniture and equipment purchases. The increase in OREO was due to an in-substance foreclosure of a commercial real estate property. The increase in accrued interest receivable and other assets was due to an increase in loan interest receivables, cash surrender value of bank-owned life insurance, mortgage servicing asset, unamortized costs on leases and income taxes receivable, which was partially offset by decreases in computer software, securities interest receivables and prepaid expenses combined with an increase in housing tax credit amortization expense.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed an increase in total deposits of $1,068,000 at June 30, 2005 compared to December 31, 2004. The increase in deposits was due to higher demand and interest-bearing transaction deposit totals, combined with lower savings & money market and time deposit totals. These fluctuations were due to cyclical changes in deposit requirements of the Company’s depositors. Federal Home Loan Bank advance (“FHLB advance”) and other borrowings decreased $443,000 for the six months ended June 30, 2005 compared to the year ended December 31, 2004, due to payments on FHLB advances and a decrease in treasury tax and loan note payable. Other liabilities increased $578,000 from December 31, 2004 to June 30, 2005. The increase in other liabilities was due to increases in accrued retirement expense, deferred compensation expense and accrued off-balance sheet loan losses expense, which was partially offset by decreases in accrued interest expense, taxes payable, accrued profit sharing and incentive compensation expenses.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The increase in general market interest rates increased the Company’s yields on earning assets. The Federal Open Market Committee increased the federal funds rate by a total of 200 basis points during the twelve-month period ended June 30, 2005. These increases occurred on August 10, 2004, September 21, 2004, November 10, 2004, December 14, 2004, February 2, 2005, March 22, 2005, May 3, 2005 and June 30, 2005.

Interest income on loans for the six-month period ended June 30, 2005 was up 29.6% from the same period in 2004, increasing from $13,052,000 to $16,917,000, and was up 34.3% for the three-month period ended June 30, 2005 over the same period in 2004, from $6,623,000 to $8,895,000. The increase in interest income on loans for the six-month period ended June 30, 2005 as compared to the same period a year ago was primarily due to an increase in average loans and a 66 basis point increase in loan yields. The increase for the three-month period ended June 30, 2005 as compared to the same period a year ago was primarily due to an increase in average loans and an 84 basis point increase in loan yields.

Interest income on federal funds sold for the six-month period ended June 30, 2005 was up 205.3% from the same period in 2004, increasing from $305,000 to $931,000, and was up 199.4% for the three-month period ended June 30, 2005 over the same period in 2004, from $160,000 to $479,000. The increase in federal funds income for the six-month period ended June 30, 2005 as compared to the same period a year ago was primarily due to an increase in average federal funds sold and a 168 basis point increase in federal funds rates. The increase for the three-month period ended June 30, 2005 as compared to the same period a year ago, was primarily due to a 196 basis point increase in federal funds rates, which was partially offset by a decrease in average federal funds sold. The changes in average federal funds sold were the result of the usual seasonality of transaction deposit accounts.

Interest income on investment securities for the six-month period ended June 30, 2005 was down 5.5% from the same period in 2004, decreasing from $1,405,000 to $1,328,000 and was down 9.6% for the three-month period ended June 30, 2005 over the same period in 2004, from $717,000 to $648,000. The decrease from the six-month period ended June 30, 2005 as compared to the same period a year ago was primarily due to a 52 basis point decrease in securities yields, which was partially offset by an increase in average investment securities. The decrease from the three-month period ended June 30, 2005 as compared to the same period a year ago was primarily due to a decrease in average investment securities and a 35 basis point decrease in investment securities yields.

Interest Expense

The increase in general market interest rates increased the Company’s cost of funds. As discussed above, the Federal Open Market Committee increased the federal funds rate by a total of 200 basis points during the twelve-month period ending June 30, 2005

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2005 was up 44.4% from the same period in 2004, increasing from $1,634,000 to $2,359,000, and was up 50.1% for the three-month period ended June 30, 2005 over the same period in 2004, from $860,000 to $1,291,000. The increase in interest expense from the six-month period ended June 30, 2005 as compared to the same period a year ago was primarily due to increased average interest bearing deposits and a 28 basis point increase in deposit rates. The increase in interest expense from the three-month period ended June 30, 2005 as compared to the same period a year ago was primarily due to increased average interest bearing deposits and a 39 basis point increase in deposit rates.

Provision for Loan Losses

There was a provision for loan losses of $69,000 for the six-month period ended June 30, 2005 compared to a $207,000 provision for the same period in 2004. The decrease in the provision was due to a decrease in non-accrual loans, an increase in loan loss recoveries and the Company’s evaluation of the quality of the loan portfolio. The June 30, 2005 allowance for loan losses of approximately $8,076,000 was 1.8% of total loans (excluding loans held for sale) compared to $7,445,000 or 1.7% of total loans (excluding loans held for sale) at December 31, 2004. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

There was a credit for loan losses of $450,000 for the three-month period ended June 30, 2005 comprared to no provision for the same period in 2004.  The decrease in the provision was due to a decrease in non-accrual loans, combined with an increase in loan loss recoveries and the Company's evaluation of the quality of the loan portfolio, which was partially offset by an increase in loans.

Other Operating Income

Other operating income was up 4.7% for the six-month period ended June 30, 2005 from the same period in 2004, increasing from $2,450,000 to $2,564,000.

This increase was primarily due to an increase in service charges on deposit accounts and other miscellaneous income, which was partially offset by a decrease in gains on sales of loans, mortgage brokerage income, loan servicing income, ATM fees and investment & brokerage services income. The increase in service charges on deposit accounts was due to an increase in monthly service charges and other service charges. Other miscellaneous income increased for the most part due to an increase in signature based transaction fees, safe deposit income, check sales income and stand-by letter of credit fees, which were offset by a decrease in interest income on bank-owned life insurance policies. Decreases in gains on sales of loans, mortgage brokerage income and loan servicing income was due to a slowdown in demand for mortgage financing and refinancing activity compared to the same period in 2004. The Company sold approximately $26,894,000 in residential mortgage loans during the six-month period ended June 30, 2005, as compared to $33,054,000 for the same period in 2004. The decrease in ATM fees was due to a decrease in interchange fees. The decrease in investment & brokerage services income was due to a decrease in demand for investment and brokerage services.

Other operating income was up 2.8% for the three-month period ended June 30, 2005 from the same period in 2004, increasing from $1,310,000 to $1,346,000.

This increase was primarily due to an increase in service charges on deposit accounts and other miscellaneous income, which was partially offset by a decrease in gains on sales of loans, loan servicing income and ATM fees. The increase in service charges on deposit accounts was due to an increase in monthly service charges and other service charges. Other miscellaneous income increased for the most part due to an increase in signature based transaction fees, safe deposit income, check sales income and stand-by letter of credit fees, which were offset by a decrease in interest income on bank-owned life insurance policies. Decreases in gains on sales of loans and loan servicing income was due to a slowdown in demand for mortgage financing and refinancing activity compared to the same period in 2004. The Company sold approximately $16,338,000 in residential mortgage loans during the three-month period ended June 30, 2005, as compared to $22,677,000 for the same period in 2004. The decrease in ATM fees was due to a decrease in interchange fees.

Other Operating Expenses

Total other operating expenses was up 22.75% for the six-month period ended June 30, 2005 from the same period in 2004, increasing from $10,751,000 to $13,197,000.

The main reasons for the increase in other operating expenses in the six-month period ended June 30, 2005 were the following: increases in salaries and benefits, occupancy & equipment expenses, data processing expenses, stationery & supplies, advertising costs and other miscellaneous operating expenses.

The increase in salaries and benefits was due to increases in the following: payroll taxes; retirement compensation expense; profit sharing and incentive compensation provisions due to increased profits; insurance expense; worker’s compensation expense; merit salary increases; stock compensation expense; welfare & recreation expense; and referrals & awards, which was partially offset by a decrease in commissions for real estate loans. The increase in occupancy and equipment expenses was due to increased rent expense, furniture & equipment depreciation, bank owned vehicle expense, and service contract expense, which was partially offset by decreases in building expense and equipment expense. The increase in data processing expenses was due to increased costs associated with maintaining and monitoring the Company’s data communications network and Internet banking system. The increase in stationery and supplies was due to an increase in supply usage. The increase in advertising costs was due to increased marketing efforts for a new branch and marketing new demand deposit products. The increase in other miscellaneous operating expenses was due to increases in the following: contributions; membership dues; examination fees; legal fees; consulting fees; signature based processing fees; loan collection expense; credit reports expense; accounting & audit fees; subscriptions; employee training expense; miscellaneous loan & lease expense; messenger & armored expense; business travel; liability insurance expense and sundry losses, which was partially offset by decreases in correspondent bank fees; telephone expense; ATM processing fees and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment;.

Total other operating expenses was up 25.16% for the three-month period ended June 30, 2005 from the same period in 2004, increasing from $5,456,000 to $6,829,000.

The main reasons for the increase in other operating expenses in the three-month period ended June 30, 2005 were the following: increases in salaries and benefits, occupancy & equipment expenses, data processing expenses, stationery & supplies, advertising costs and other miscellaneous operating expenses.

The increase in salaries and benefits was due to increases in the following: payroll taxes; retirement compensation expense; profit sharing and incentive compensation provisions due to increased profits; insurance expense; worker’s compensation expense; merit salary increases; and stock compensation expense. The increase in occupancy and equipment expenses was due to increased rent expense, furniture & equipment depreciation, bank owned vehicle expense, and service contract expense, which was partially offset by decreases in building expense and equipment expense. The increase in data processing expenses was due to increased costs associated with maintaining and monitoring the Company’s data communications network and Internet banking system. The increase in stationery and supplies was due to an increase in supply usage. The increase in advertising costs was due to increased marketing efforts for a new branch and marketing new demand deposit products. The increase in other miscellaneous operating expenses was due to increases in the following: contributions; membership dues; examination fees; legal fees; consulting fees; signature based processing fees; loan collection expense; credit reports expense; accounting & audit fees; subscriptions; employee training expense; messenger & armored expense; business travel; liability insurance expense; and sundry losses, which was partially offset by decreases in miscellaneous loan & lease expense; telephone expense; correspondent bank fees; ATM processing fees and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $81,000 for the six-month period ended June 30, 2005 compared to a $98,000 provision for the same period in 2004. The provision for unfunded lending commitment losses is included in other operating expenses.

There was a provision for unfunded lending commitment losses of $81,000 for the three-month period ended June 30, 2005 compared to a $98,000 provision for the same period in 2004.

Income Taxes

The Company’s tax rate, the Company’s earnings before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes. In the six months ended June 30, 2005, the Company’s provision for income taxes increased $488,000 from the same period last year, from $1,612,000 to $2,100,000. The Company’s effective tax rate for the six months ended June 30, 2005 was 34.3%, compared to 34.9% for the same period in 2004.

In the three months ended June 30, 2005, the Company’s provision for income taxes increased $492,000 from the same period last year, from $883,000 to $1,375,000. The Company’s effective tax rate for the three months ended June 30, 2005 was 37.2%, compared to 35.4% for the same period in 2004.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments and standby letters of credit at the dates indicated.

(Dollars in thousands)	June 30, 2005	December 31, 2004
Undisbursed loan commitments	$199,638	$173,205
Standby letters of credit	13,633	9,378
	$213,271	$182,583

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

It is generally the Company's policy to discontinue interest accruals once a loan is past due for a period of ninety days as to interest or principal payments. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected.

Non-accrual loans amounted to $709,000 at June 30, 2005 and were comprised of three commercial loans totaling $609,000, one agricultural loan totaling $39,000 and one installment loan totaling $61,000. At December 31, 2004, non-accrual loans amounted to $4,907,000 and were comprised of six commercial loans totaling $4,007,000, three agricultural loans totaling $839,000 and one installment loan totaling $61,000. At June 30, 2004, non-accrual loans amounted to $917,000 and were comprised of four commercial loans totaling $73,000 and three agricultural loans totaling $844,000. The decrease in non-accrual loans at June 30, 2005 from the balance at December 31, 2004 was due to two commercial loans which the Company transferred to OREO, and two agricultural loans and two commercial loans that were paid off. In addition, the Company received payments on two commercial loans and one agricultural loan that had been placed on non-accrual. Nearly all of the remaining non-accrual loan balances, consisting of one commercial loan and one installment loan which are in the process of collection, can be attributed to relationships with two of the Company’s business customers. These loans did not require a significant increase in loan loss allowances because they were adequately collateralized. The Company’s management believes that nearly $495,000 of the non-accrual loans at June 30, 2005 were adequately collateralized or guaranteed by a governmental entity, and the remaining $214,000 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss allowance. See“Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

At June 30, 2005 and June 30, 2004, the Company had no loans 90 days past due and still accruing. Such loans amounted to $55,000 at December 31, 2004.

Other real estate owned is made up of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to other real estate owned. The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell. A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

OREO amounted to $3,226,000 at June 30, 2005 and was comprised of an in-substance foreclosure on an auto dealership property. An appraisal on this property supported the balance transferred to OREO. The foreclosure sale on this property is scheduled for August 26, 2005.

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

The following table summarizes the loan loss experience of the Company for the six-month periods ended June 30, 2005 and 2004, and for the year ended December 31, 2004.

Analysis of the Allowance for Loan Losses
(Dollars in Thousands)

	Six months ended June 30,		Year ended December 31,
	2005	2004	2004

Balance at Beginning of Period	$7,445	$7,006	$7,006
Provision for Loan Losses	69	207	207
Loans Charged-Off:
Commercial	—	(121)	(122)
Agriculture	—	(214)	(214)
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	(73)	(15)	(46)

Total Charged-Off	(73)	(350)	(382)

Recoveries:
Commercial	—	165	199
Agriculture	617	332	399
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	18	7	16

Total Recoveries	635	504	614

Net Recoveries	562	154	232

Balance at End of Period	$8,076	$7,367	$7,445

Ratio of Net Recoveries
To Average Loans Outstanding During the Period	0.12%	0.04%	0.06%
Allowance for Loan Losses
To Total Loans at the end of the Period	1.77%	1.89%	1.71%
To Nonperforming Loans at the end of the Period	1,139.07%	803.38%	150.04%

Nonperforming loans totaled $709,000, $917,000 and $4,962,000 at June 30, 2005 and 2004 and December 31, 2004, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2005, the Company had the following deposit mix: 33.5% in savings and MMDA deposits, 21.3% in time deposits, 12.7% in interest-bearing transaction deposits and 32.5% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2005 and December 31, 2004 are summarized as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Three months or less	$28,818	$37,713
Over three to twelve months	32,725	29,272
Over twelve months	2,674	4,801
Total	$64,217	$71,786

Liquidity and Capital Resources

In order to adequately serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale). This ratio was 81.0% on June 30, 2005. In addition, on June 30, 2005, the Company had the following short-term investments: $70,320,000 in federal funds sold; $7,300,000 in securities due within one year; and $36,500,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000. Additionally, the Company has a line of credit with the Federal Home Loan Bank, the current borrowing capacity of which is $73,952,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from First Northern Bank (the “Bank”). Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2005, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of June 30, 2005 (amounts in thousands except percentage amounts).

	Actual		Well Capitalized	Minimum
	Capital	Ratio	Ratio Requirement	Capital

Leverage	$52,089	8.18%	5.0%	4.0%
Tier 1 Risk-Based	$52,089	10.03%	6.0%	4.0%
Total Risk-Based	$58,611	11.29%	10.0%	8.0%

Return on Equity and Assets

	Six months ended June 30, 2005	Six months ended June 30, 2004	Year ended December 31, 2004
Annualized return on average assets	1.27%	1.07%	1.14%
Annualized return on beginning core equity*	15.77%	13.34%	13.73%

*Core equity consisted of $50,916,000 at December 31, 2004.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employee,” which was permitted under Statement 123, as originally issued.

Statement 123 (R) requires both public and non-public entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The revised standard was to become effective for interim periods beginning after June 30, 2005 and be applied prospectively to stock options granted after the effective date and any unvested stock options at that date; however, the SEC superseded the FASB’s implementation timetable in April 2005, changing the effective date to the beginning of 2006 for calendar-year public companies. The Company does not anticipate the adoption of Statement 123(R) to have a significant impact on the consolidated financial statements; because the Company adopted the fair value recognition provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation,” an amendment of Statement No. 123, under the prospective method of adoption as of January 1, 2003.

SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) provides guidance that will assist issuers in their initial implementation of Statement 123(R).  The SEC staff expressed its views regarding the interaction between Statement 123(R) and certain SEC rules and regulations. SAB 107 also provides the staff’s views on the valuation of share-based payment arrangements for public companies.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2005, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4.

CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On April 16, 2004, the Company approved a stock repurchase program effective April 30, 2004 to replace the Company’s previous stock purchase plan that expired on April 30, 2004. The stock repurchase program, which will remain in effect until April 30, 2006, allows repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 57,397 shares of the Company’s outstanding common stock during the quarter ended June 30, 2005. The following table details stock repurchase activity during this period:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may Yet be purchased under the plans or programs
April 2005	12,836	$16.55	12,836	92,576
May 2005	19,769	$22.33	19,769	115,473
June 2005	24,792	$23.99	24,792	125,850
Total	57,397	$21.75	57,397	125,850

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting of shareholders (the “Annual Meeting”) on April 22, 2004.

(b)
Proxies for the Annual Meeting were solicited pursuant to the rules set forth in Regulation 14A promulgated under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the Company’s proxy statement for the Annual Meeting, and all of such nominees were elected.

(c)	The vote for the nominated directors was as follows:

Nominee	For	Against / Withheld
Lori J. Aldrete	2,644,791	94,999
Frank J. Andrews, Jr.	2,615,388	124,402
John M. Carbahal	2,631,222	108,568
Gregory DuPratt	2,644,791	94,999
John F. Hamel	2,588,126	151,664
Diane P. Hamlyn	2,644,791	94,999
Foy S. McNaughton	2,641,707	98,083
Owen J. Onsum	2,640,142	99,648
David W. Schulze	2,644,791	94,999

The vote for ratifying the appointment of KPMG LLP as the Company’s independent auditors was as follows:

For	2,605,087
Against	33,860
Abstain	100,843
Broker Non-Vote	-0-

ITEM 6.

EXHIBITS

Exhibit
Number	Exhibits

3.1	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 11, 2005)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date	August 9, 2005	by	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)