Form 10-Q
period 2005-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2005-11-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005
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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

As of November 8, 2005, there were 7,565,604 shares of the registrant’s Common Stock, no par value, outstanding.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(UNAUDITED)
	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$30,379	$25,399
Federal funds sold	90,250	91,305
Investment securities - available for sale	46,802	55,154
Loans, net of allowance for loan losses of $7,948 at September 30, 2005 and $7,445 at December 31, 2004	445,600	428,872
Loans held-for-sale	7,087	3,719
Premises and equipment, net	8,539	7,435
Other real estate owned	1,851	—
Accrued interest receivable and other assets	19,160	16,789
TOTAL ASSETS	$649,668	$628,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Demand	$189,705	$169,266
Interest-bearing transaction deposits	83,221	65,008
Savings & MMDA's	185,204	193,658
Time, under $100,000	53,810	57,468
Time, $100,000 and over	62,137	71,786
Total deposits	574,077	557,186
FHLB advance and other borrowings	14,623	15,456
Accrued interest payable and other liabilities	5,901	4,130
TOTAL LIABILITIES	594,601	576,772

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized;
7,554,462 shares issued and outstanding at September 30, 2005 and 7,202,334 shares issued and outstanding at December 31, 2004	36,461	32,848
Additional paid-in capital	977	977
Retained earnings	17,350	17,091
Accumulated other comprehensive income	279	985
TOTAL STOCKHOLDERS' EQUITY	55,067	51,901

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$649,668	$628,673

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest Income
Loans	$9,331	$7,260	$26,248	$20,312
Federal funds sold	671	236	1,602	541
Investment securities
Taxable	452	545	1,489	1,639
Non-taxable	136	153	427	464
Total interest income	10,590	8,194	29,766	22,956

Interest Expense
Deposits	1,445	759	3,556	2,201
Other borrowings	123	124	371	316

Total interest expense	1,568	883	3,927	2,517
Net interest income	9,022	7,311	25,839	20,439
(Credit) provision for loan losses	(69)	—	—	207

Net interest income after (credit)
provision for loan losses	9,091	7,311	25,839	20,232

Other operating income
Service charges on deposit accounts	618	664	1,788	1,591
Gains on available for sale securities	15	3	15	3
Gains on other real estate owned	27	28	27	28
Gains on sales of loans	147	105	313	382
Investment and brokerage services income	45	63	210	250
ATM fees	80	79	195	220
Mortgage brokerage income	142	145	325	353
Loan servicing income	156	76	343	302
Other income	276	257	854	741
Total other operating income	1,506	1,420	4,070	3,870

Other operating expenses
Salaries and employee benefits	4,132	3,653	11,961	9,904
Occupancy and equipment	826	788	2,387	2,253
Data processing	308	297	892	816
Stationery and supplies	106	166	360	391
Advertising	198	108	491	285
Directors’ fees	31	30	88	87
Other real estate owned expense	21	—	21	—
Other expense	1,138	1,001	3,757	3,058
Total other operating expenses	6,760	6,043	19,957	16,794

Income before income tax expense	3,837	2,688	9,952	7,308
Provision for income tax expense	1,419	961	3,519	2,573

Net income	$2,418	$1,727	$6,433	$4,735

Basic Income per share	$0.32	$0.23	$0.85	$0.62
Diluted Income per share	$0.31	$0.22	$0.81	$0.60

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

						Accumulated
	Common			Additional		Other
	Stock		Comprehensive	Paid-in	Retained	Comprehensive
Description	Shares	Amounts	Income	Capital	Earnings	Income	Total

Balance at December 31, 2004	7,202,334	$32,848		977	17,091	985	51,901

Comprehensive income:
Net income			$6,433		6,433		6,433
Other comprehensive loss:

Unrealized holding losses arising during the current period, net of tax effect of ($477)			(715)

Reclassification adjustment due to gains realized, net of tax effect of $6			9

Total other comprehensive loss, net of tax effect of ($471)			(706)			(706)	(706)

Comprehensive income			$5,727

6% stock dividend	432,132	6,158			(6,158)
Cash in lieu of fractional shares					(16)		(16)
Stock-based compensation and related tax benefits		307					307
Common shares issued	56,868	96					96
Stock repurchase and retirement	(136,872)	(2,948)					(2,948)

Balance at September 30, 2005	7,554,462	$36,461		977	17,350	279	55,067

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004
Operating Activities
Net Income	$6,433	$4,735
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	760	758
Provision for loan losses	—	207
Gain on available for sale securities	15	3
Gain on sale of loans	(313)	(382)
Gain on other real estate owned	27	28
Proceeds from sales of loans held-for-sale	43,848	45,314
Originations of loans held-for-sale	(46,903)	(43,153)
Increase in accrued interest receivable and other assets	(3,241)	(1,292)
Increase (decrease) in accrued interest payable and other liabilities	1,771	(54)
Net cash provided by operating activities	2,397	6,164

Investing Activities
Net decrease (increase) in investment securities	8,808	(894)
Net increase in loans	(19,954)	(40,993)
Net increase in OREO	1,348	(28)
Purchases of premises and equipment, net	(1,864)	(395)
Net cash used in investing activities	(11,662)	(42,310)

Financing Activities
Net increase in deposits	16,891	30,620
Net (decrease) increase in FHLB advances	(833)	5,918
Cash dividends paid	(16)	(12)
Stock options exercised	96	225
Repurchase of stock	(2,948)	(1,414)
Net cash provided by financing activities	13,190	35,337

Net increase (decrease) in cash and cash equivalents	3,925	(809)
Cash and cash equivalents at beginning of period	116,704	104,759

Cash and cash equivalents at end of period	$120,629	$103,950

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,917	$2,527
Income Taxes	$4,846	$2,987
Supplemental disclosures of non-cash investing and financing activities:
Transfer of loans held-to-maturity to OREO	$3,226	$—
Stock plan accruals	$307	$153
Tax benefit for stock options	$—	$145
Stock dividend distributed	$6,158	$5,537

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004 and December 31, 2004

1.	BASIS OF PRESENTATION
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

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the nine-month periods ended September 30, 2005 and 2004 and for the year ended December 31, 2004 were as follows (in thousands):

	Nine months ended September 30,		Year ended December 31,
	2005	2004	2004
Balance, beginning of period	$7,445	$7,006	$7,006
Provision for loan losses	—	207	207
Loan charge-offs	(201)	(349)	(382)
Loan recoveries	704	611	614
Balance, end of period	$7,948	$7,475	$7,445

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the nine- months ended September 30, 2005 for cash proceeds equal to the fair value of the loans.

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

At September 30, 2005, the Company had $7,087,000 of mortgage loans held-for-sale. At September 30, 2005 and December 31, 2004, the Company serviced real estate mortgage loans for others of $113,916,000 and $105,183,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2005 and December 31, 2004.
(Dollars in thousands)	December 31, 2004	Additions	Reductions	September 30, 2005
Mortgage servicing rights	$787	$262	$127	$922

There was no valuation allowance recorded for mortgage servicing rights as of September 30, 2005 and December 31, 2004.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 17, 2005, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2005 to shareholders of record as of February 28, 2005.

On April 21, 2005, the Board of Directors of the Company declared a two-for-one stock split. The stock split doubled the outstanding common stock recorded on the books of the Company as of the record date, May 10, 2005 and all share amounts were retroactively adjusted.

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

The following table presents basic and diluted EPS for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands, except share and earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$2,418	1,727	6,433	4,735

Weighted average common
shares outstanding	7,563,987	7,636,040	7,611,961	7,661,132
Basic EPS	$0.32	0.23	0.85	0.62

Diluted earnings per share:
Net income	$2,418	1,727	6,433	4,735

Weighted average common
shares outstanding	7,563,987	7,636,040	7,611,961	7,661,132

Effect of dilutive options	362,140	188,034	316,097	189,342

	7,926,127	7,824,074	7,928,058	7,850,474
Diluted EPS	$0.31	0.22	0.81	0.60

5.	STOCK OPTION PLAN
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

 For stock options issued prior to January 1, 2003, the Company is using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock at such date exceeds the exercise price. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$2,418	$1,727	6,433	4,735

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	72	51	215	153

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90)	(91)	(268)	(273)

Pro forma net income	$2,400	$1,687	$6,380	$4,615

Earnings per share:
Basic-as reported	$0.32	$0.23	$0.85	$0.62
Basic-pro forma	$0.32	$0.22	$0.84	$0.60

Diluted-as reported	$0.31	$0.22	$0.81	$0.60
Diluted-pro forma	$0.30	$0.22	$0.80	$0.59

6.	FIRST NORTHERN BANK - EXECUTIVE SALARY CONTINUATION PLAN

First Northern Bank (the “Bank”) has an unfunded non-contributory defined benefit pension plan ("Executive Salary Continuation Plan") for a select group of highly compensated employees. The Executive Salary Continuation Plan provides defined benefit levels between $50,000 and $125,000 depending on responsibilities at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	Three months ended September 30,
	2005	2004
Components of Net Periodic Benefit Cost:
Service Cost	$40,049	$38,971
Interest Cost	13,321	11,740
Amortization of prior service cost	3,257	3,257
Net periodic benefit cost	$56,627	$53,968

The Bank estimates that the net periodic benefit cost will be $226,506 at December 31, 2005. This compares to net periodic benefit costs of $215,873 at December 31, 2004.

Estimated Contributions for Fiscal 2005

For unfunded plans, contributions to the “Executive Salary Continuation Plan” are the benefit payments made to participants. At December 31, 2004 the Bank did not expect to make any benefit payments in connection with the “Executive Salary Continuation Plan” during fiscal 2005.

7.	FIRST NORTHERN BANK - DIRECTORS’ RETIREMENT PLAN
The Bank has an unfunded non-contributory defined benefit pension plan ("Directors’ Retirement Plan") for directors of the Bank. The plan provides a retirement benefit equal to $1,000 per year of service as a director, up to a maximum of $15,000. The retirement benefit is payable for 10 years following retirement at age of 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	Three months ended September 30,
	2005	2004
Components of Net Periodic Benefit Cost:
Service Cost	$18,218	$17,683
Interest Cost	5,233	4,795
Amortization of net loss	1,295	752
Net periodic benefit cost	$24,746	$23,230

The Bank estimates that the net periodic benefit cost will be $98,984 at December 31, 2005. This compares to net periodic benefit costs of $92,919 at December 31, 2004.

Estimated Contributions for Fiscal 2005

For unfunded plans, contributions to the "Directors’ Retirement Plan" are the benefit payments made to participants. At December 31, 2004 the Bank expected to make cash contributions of $20,000 to the “Directors’ Retirement Plan” during fiscal 2005.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used, and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing budgetary and fiscal difficulties of the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations or governmental fiscal or monetary policies; (vi) competition in the banking industry; (vii) changes in accounting standards; and (viii) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month and nine-month periods ended September 30, 2005 and 2004 and should be read in conjunction with the Company's consolidated 2004 financial statements and the notes thereto contained in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2004, along with other financial information included in this report.

SUMMARY

The Company recorded net income of $6,433,000 for the nine-month period ended September 30, 2005, representing an increase of $1,698,000 or 35.9% from net income of $4,735,000 for the same period in 2004.

The increase in net income for the nine-month period ended September 30, 2005 as compared to the same period a year ago resulted primarily from an increase in net interest income and other operating income combined with a decrease in the provision for loan losses which was partially offset by an increase in other operating expenses.

The Company recorded net income of $2,418,000 for the three-month period ended September 30, 2005, representing an increase of $691,000 or 40% from net income of $1,727,000 for the same period in 2004.

The increase in net income for the three-month period ended September 30, 2005 as compared to the same period a year ago resulted primarily from increases in net interest income and other operating income, combined with a decrease in provision for loan losses, which was partially offset by an increase in other operating expenses.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $4,980,000 increase in cash and due from banks, a $1,055,000 decrease in federal funds sold, a $8,352,000 decrease in investment securities available-for-sale, a $16,728,000 increase in loans, a $3,368,000 increase in loans held-for-sale, a $1,104,000 increase in premises and equipment, a $1,851,000 increase in other real estate owned (“OREO”) and a $2,371,000 increase in accrued interest receivable and other assets from December 31, 2004 to September 30, 2005. The increase in cash and due from banks was due to an increase in items in process of collection which was partially offset by a decrease in cash. The decrease in federal funds sold was due to increases in due from banks, loans and OREO, which was partially offset by a decrease in investment securities - available-for-sale and an increase in deposits. The decrease in investment securities available-for-sale was due to sales or calls of securities of U.S. government agencies & corporations, obligations of state & political subdivisions and mortgage backed securities. The increase in loans was due to an increase in equipment, agriculture, real estate and real estate construction loans, equipment leases and home equity lines of credit, which was partially offset by a decrease in commercial, commercial real estate, and consumer loans. These fluctuations were due to changes in the demand for certain loan products by the Company’s borrowers. The increase in loans held-for-sale was in real estate mortgage loans and was due, for the most part, to an increase in the origination of loans compared to sales. The Company originated approximately $46,903,000 in residential mortgage loans during the first nine months of 2005, which was offset by approximately $43,848,000 in loan sales during this period. The increase in premises and equipment was due to an increase in computer hardware and furniture and equipment purchases and a purchase of a real estate lot for future bank premises use, which was partially offset by increased depreciation. The increase in OREO was due to an in-substance foreclosure of a commercial real estate property. The increase in accrued interest receivable and other assets was due to an increase in loan interest receivables, computer software, cash surrender value of bank-owned life insurance, mortgage servicing asset, and income taxes receivable, which was partially offset by decreases in securities interest receivables and prepaid expenses combined with an increase in housing tax credit amortization expense.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed an increase in total deposits of $16,891,000 at September 30, 2005 compared to December 31, 2004. The increase in deposits was due to higher demand and interest-bearing transaction deposit totals, combined with lower savings & money market and time deposit totals. These fluctuations were due to cyclical changes in deposit requirements of the Company’s depositors and the introduction of a new checking account product line. Federal Home Loan Bank advance (“FHLB advance”) and other borrowings decreased $833,000 for the nine months ended September 30, 2005 compared to the year ended December 31, 2004, due to payments on FHLB advances and a decrease in treasury tax and loan note payable. Other liabilities increased $1,771,000 from December 31, 2004 to September 30, 2005. The increase in other liabilities was due to increases in incentive compensation, accrued interest expense, accrued retirement expense, deferred compensation expense and accrued off-balance sheet loan losses expense, which was partially offset by decreases in taxes payable, and accrued profit sharing expenses.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The increase in general market interest rates increased the Company’s yields on earning assets. The Federal Open Market Committee increased the federal funds rate by a total of 200 basis points during the twelve-month period ended September 30, 2005. These increases occurred on November 10, 2004, December 14, 2004, February 2, 2005, March 22, 2005, May 3, 2005, June 30, 2005, August 9, 2005 and September 20, 2005.

Interest income on loans for the nine-month period ended September 30, 2005 was up 29.2% from the same period in 2004, increasing from $20,312,000 to $26,248,000, and was up 28.5% for the three-month period ended September 30, 2005 over the same period in 2004, from $7,260,000 to $9,331,000. The increase in interest income on loans for the nine-month period ended September 30, 2005 as compared to the same period a year ago was primarily due to an increase in average loans and a 66 basis point increase in loan yields. The increase for the three-month period ended September 30, 2005 as compared to the same period a year ago was primarily due to an increase in average loans and an 104 basis point increase in loan yields.

Interest income on federal funds sold for the nine-month period ended September 30, 2005 was up 196.1% from the same period in 2004, increasing from $541,000 to $1,602,000, and was up 184.3% for the three-month period ended September 30, 2005 over the same period in 2004, from $236,000 to $671,000. The increase in federal funds income for the nine-month period ended September 30, 2005 as compared to the same period a year ago was primarily due to an increase in average federal funds sold and a 182 basis point increase in federal funds rates. The increase for the three-month period ended September 30, 2005 as compared to the same period a year ago, was primarily due to an increase in average federal funds sold and a 207 basis point increase in federal funds rates. The changes in average federal funds sold were the result of the usual seasonality of transaction deposit accounts.

Interest income on investment securities for the nine-month period ended September 30, 2005 was down 8.9% from the same period in 2004, decreasing from $2,103,000 to $1,916,000 and was down 15.8% for the three-month period ended September 30, 2005 over the same period in 2004, from $698,000 to $588,000. The decrease from the nine-month period ended September 30, 2005 as compared to the same period a year ago was primarily due to a decrease in average investment securities and a 46 basis point decrease in securities yields. The decrease from the three-month period ended September 30, 2005 as compared to the same period a year ago was primarily due to a decrease in average investment securities and a 41 basis point decrease in investment securities yields.

Interest Expense

The increase in general market interest rates increased the Company’s cost of funds. As discussed above, the Federal Open Market Committee increased the federal funds rate by a total of 200 basis points during the twelve-month period ending September 30, 2005

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2005 was up 56.0% from the same period in 2004, increasing from $2,517,000 to $3,927,000, and was up 77.6% for the three-month period ended September 30, 2005 over the same period in 2004, from $883,000 to $1,568,000. The increase in interest expense from the nine-month period ended September 30, 2005 as compared to the same period a year ago was primarily due to increased average interest bearing deposits and a 41 basis point increase in deposit rates. The increase in interest expense from the three-month period ended September 30, 2005 as compared to the same period a year ago was primarily due to increased average interest bearing deposits and a 68 basis point increase in deposit rates.

Provision for Loan Losses

There was a provision for loan losses of $-0- for the nine-month period ended September 30, 2005 compared to a $207,000 provision for the same period in 2004. The decrease in the provision was due to the recoveries received against charged-off loans and the Company’s evaluation of the quality of the loan portfolio. The September 30, 2005 allowance for loan losses of approximately $7,948,000 was 1.8% of total loans (excluding loans held-for-sale) compared to $7,445,000 or 1.7% of total loans (excluding loans held-for-sale) at December 31, 2004. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses.

There was a credit to the provision for loan losses of $69,000 for the nine-month period ended September 30, 2005 compared to a $-0- provision for the same period in 2004. The decrease in the provision was due to the recoveries received against charged-off loans and the Company’s evaluation of the quality of the loan portfolio.

Other Operating Income

Other operating income was up 5.2% for the nine-month period ended September 30, 2005 from the same period in 2004, increasing from $3,870,000 to $4,070,000.

This increase was primarily due to an increase in service charges on deposit accounts, loan servicing income, gain-on-available for sale securities, and other miscellaneous income, which was partially offset by a decrease in gains on sales of loans, mortgage brokerage income, ATM fees and investment & brokerage services income. The increase in service charges on deposit accounts was due to an increase in monthly service charges and other service charges. The increase in loan servicing income was due to an increase in the value of the mortgage servicing asset. The increase in gain on available for sale securities was due to calls on securities. Other miscellaneous income increased for the most part due to an increase in signature based transaction fees, safe deposit income, check sales income and stand-by letter of credit fees, which were offset by a decrease in interest income on bank-owned life insurance policies. Decreases in gains on sales of loans and mortgage brokerage income was due to a slowdown in demand for mortgage financing and refinancing activity compared to the same period in 2004. The Company sold approximately $43,848,000 in residential mortgage loans during the nine-month period ended September 30, 2005, as compared to $45,314,000 for the same period in 2004. The decrease in ATM fees was due to a decrease in interchange fees. The decrease in investment & brokerage services income was due to a decrease in demand for investment and brokerage services.

Other operating income was up 6.1% for the three-month period ended September 30, 2005 from the same period in 2004, increasing from $1,420,000 to $1,506,000.

This increase was primarily due to an increase in gain on sales of loans, loan servicing income, gain on available-for-sale securities, and other miscellaneous income, which was partially offset by a decrease in service charges on deposit accounts, and investment and brokerage services. Increases in gains on sales of loans and loan servicing income was due to an increase in demand for mortgage financing and refinancing activity compared to the same period in 2004. The Company sold approximately $16,954,000 in residential mortgage loans during the three-month period ended September 30, 2005, as compared to $12,260,000 for the same period in 2004. The increase in gain on available for sale securities was due to calls on securities. Other miscellaneous income increased for the most part due to an increase in signature based transaction fees, safe deposit income, check sales income, trust and stand-by letter of credit fees, which were partially offset by a decrease in interest income on bank-owned life insurance policies. The decrease in service charges on deposit accounts was due to a decrease in monthly service charges and other service charges associated with the conversion of existing deposit accounts to new checking account offerings. The decrease in investment & brokerage services income was due to a decrease in demand for investment and brokerage services.

Other Operating Expenses

Total other operating expenses was up 18.83% for the nine-month period ended September 30, 2005 from the same period in 2004, increasing from $16,794,000 to $19,957,000.

The main reasons for the increase in other operating expenses in the nine-month period ended September 30, 2005 were the following: increases in salaries and benefits, occupancy & equipment expenses, data processing expenses, advertising costs, other real estate owned expenses and other miscellaneous operating expenses, which was partially offset by a decrease in stationery & supplies expense.

The increase in salaries and benefits was due to increases in the following: payroll taxes; retirement compensation expense; profit sharing and incentive compensation provisions due to increased profits; insurance expense; merit salary increases; commissions for real estate loans; stock compensation expense; welfare & recreation expense; and referrals & awards, which was partially offset by a decrease in worker’s compensation expense. The increase in occupancy and equipment expenses was due to increased rent expense, furniture & equipment depreciation, bank owned vehicle expense, and service contract expense, which was partially offset by decreases in computer hardware depreciation, equipment rental, building expense and equipment expense. The increase in data processing expenses was due to increased costs associated with maintaining and monitoring the Company’s data communications network and internet banking system. The increase in advertising costs was due to increased marketing efforts for a new branch and marketing new demand deposit products. The increase in other real estate owned expenses was due to an increase in foreclosure costs. The increase in other miscellaneous operating expenses was due to increases in the following: contributions; membership dues; examination fees; legal fees; consulting fees; postage; checks purchased; public relations; meals and entertainment; classified ads for job postings; signature based processing fees; loan collection expense; credit reports expense; accounting & audit fees; subscriptions; employee training expense; messenger & armored car expense; business travel; liability insurance expense and sundry losses, which was partially offset by decreases in miscellaneous loan & lease expense; correspondent bank fees; telephone expense; and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment. The decrease in stationery and supplies was due to a decrease in supply usage.

Total other operating expenses was up 11.86% for the three-month period ended September 30, 2005 from the same period in 2004, increasing from $6,043,000 to $6,760,000.

The main reasons for the increase in other operating expenses in the three-month period ended September 30, 2005 were the following: increases in salaries and benefits, occupancy & equipment expenses, data processing expenses, advertising costs, other real estate owned expenses and other miscellaneous operating expenses which was partially offset by a decrease in stationery & supplies expense.

The increase in salaries and benefits was due to increases in the following: payroll taxes; retirement compensation expense; profit sharing and incentive compensation provisions due to increased profits; insurance expense; merit salary increases; commissions for real estate loans; and stock compensation expense which was partially offset by a decrease in worker’s compensation expense. The increase in occupancy and equipment expenses was due to increased rent expense, furniture & equipment depreciation, utilities, property taxes, and bank owned vehicle expense, which was partially offset by decreases in service contract expense, computer hardware depreciation; equipment rental, building expense and equipment expense. The increase in data processing expenses was due to increased costs associated with maintaining and monitoring the Company’s data communications network and Internet banking system. The increase in advertising costs was due to increased marketing efforts for a new branch and marketing new demand deposit products. The increase in other real estate owned expenses was due to an increase in foreclosure costs. The increase in other miscellaneous operating expenses was due to increases in the following: membership dues; consulting fees; checks purchased; ATM processing fees; meals and entertainment; credit reports expense; accounting & audit fees; subscriptions; classified ads for job postings; employee training expense; business travel; liability insurance expense; and sundry losses, which was partially offset by decreases in contributions; examination fees; legal fees; signature based processing fees; loan collection expense; miscellaneous loan & lease expense; telephone expense; correspondent bank fees; and amortization expense of the investment in unconsolidated subsidiary for the affordable housing tax credit investment. The decrease in stationery and supplies was due to a decrease in supply usage.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $81,000 for the nine-month period ended September 30, 2005 compared to a $98,000 provision for the same period in 2004. The provision for unfunded lending commitment losses is included in other operating expenses.

There was no provision for unfunded lending commitment losses for the three-month periods ended September 30, 2005 and September 30, 2004.

Income Taxes

The Company’s tax rate, the Company’s earnings before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes. In the nine months ended September 30, 2005, the Company’s provision for income taxes increased $946,000 from the same period last year, from $2,573,000 to $3,519,000. The Company’s effective tax rate for the nine months ended September 30, 2005 was 35.4%, compared to 35.2% for the same period in 2004.

In the three months ended September 30, 2005, the Company’s provision for income taxes increased $458,000 from the same period last year, from $961,000 to $1,419,000. The Company’s effective tax rate for the three months ended September 30, 2005 was 37.0%, compared to 35.8% for the same period in 2004.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments and standby letters of credit at the dates indicated.

(Dollars in thousands)	September 30, 2005	December 31, 2004
Undisbursed loan commitments	$208,739	$173,205
Standby letters of credit	13,230	9,378
	$221,969	$182,583

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

Non-accrual loans amounted to $3,147,000 at September 30, 2005 and were comprised of three commercial loans totaling $1,693,000, two agricultural loans totaling $1,411,000 and one installment loan totaling $43,000. At December 31, 2004, non-accrual loans amounted to $4,907,000 and were comprised of six commercial loans totaling $4,007,000, three agricultural loans totaling $839,000 and one installment loan totaling $61,000. At September 30, 2004, non-accrual loans amounted to $871,000 and were comprised of three agricultural loans totaling $844,000 and two commercial loans totaling $27,000. The decrease in non-accrual loans at September 30, 2005 from the balance at December 31, 2004 was due to two commercial loans which the Company transferred to OREO, and four commercial loans and two agricultural loans that were paid off. In addition, the Company received payments on two agricultural loans and one commercial loan, one commercial loan was charged off. The remaining non-accrual loans, consisting of two commercial loans and one installment loan which are in the process of collection, can be attributed to relationships with two of the Company’s business customers. These loans did not require a significant increase in loan loss allowances because they were adequately collateralized. The Company’s management believes that nearly $2,746,000 of the non-accrual loans at September 30, 2005 were adequately collateralized or guaranteed by a governmental entity, and the remaining $401,000 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss allowance. See “Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

Loans 90 days past due and still accruing amounted to $69,000 at September 30, 2005. The Company had no such loans at September 30, 2004. Such loans amounted to $55,000 at December 31, 2004.

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

OREO amounted to $1,851,000 at September 30, 2005 and was comprised of an in-substance foreclosure on an auto dealership property. The foreclosure sale on this property has been extended to November 18, 2005 from the original scheduled foreclosure sale of August 26, 2005.

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

The following table summarizes the loan loss experience of the Company for the nine-month periods ended September 30, 2005 and 2004, and for the year ended December 31, 2004.

Analysis of the Allowance for Loan Losses
(in thousands except percentage amounts)

	Nine months ended		Year ended
	September 30,		December 31,
	2005	2004	2004
Balance at Beginning of Period	$7,445	$7,006	$7,006
Provision for Loan Losses	—	207	207
Loans Charged-Off:
Commercial	(91)	(121)	(122)
Agriculture	—	(214)	(214)
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	(110)	(14)	(46)

Total Charged-Off	(201)	(349)	(382)
Recoveries:
Commercial	—	199	199
Agriculture	663	398	399
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	41	14	16

Total Recoveries	704	611	614
Net Recoveries	503	262	232
Balance at End of Period	$7,948	$7,475	$7,445
Ratio of Net Recoveries
To Average Loans Outstanding During the Period	0.11%	0.07%	0.06%
Allowance for Loan Losses
To Total Loans (excluding Loans Held-for-Sale) at the end of the Period	1.75%	1.79%	1.71%
To Non-performing Loans at the end of the Period	247.14%	858.21%	150.04%

Non-performing loans totaled $3,216,000, $871,000 and $4,962,000 at September 30, 2005 and 2004 and December 31, 2004, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2005, the Company had the following deposit mix: 32.3% in savings and MMDA deposits, 20.2% in time deposits, 14.5% in interest-bearing transaction deposits and 33.0% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2005 and December 31, 2004 are summarized as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Three months or less	$25,221	$37,713
Over three thru twelve months	33,956	29,272
Over twelve months	2,960	4,801
Total	$62,137	$71,786

Liquidity and Capital Resources

In order to adequately serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held-for-sale). This ratio was 78.9% on September 30, 2005. In addition, on September 30, 2005, the Company had the following short-term investments: $90,250,000 in federal funds sold; $8,100,000 in securities due within one year; and $31,000,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000. Additionally, the Company has a line of credit with the Federal Home Loan Bank, the current borrowing capacity of which is $93,628,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from First Northern Bank (the “Bank”). Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2005, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of September 30, 2005 (in thousands except percentage amounts).

	Actual		Well Capitalized Ratio	Minimum
	Capital	Ratio	Requirement	Capital
Leverage	$53,512	8.28%	5.0%	4.0%
Tier 1 Risk-Based	$53,512	10.26%	6.0%	4.0%
Total Risk-Based	$59,752	11.46%	10.0%	8.0%

Return on Equity and Assets

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2004
Annualized return on average assets	1.35%	1.10%	1.14%

Annualized return on beginning core equity*	16.85%	14.00%	13.73%

* Core equity consisted of $50,916,000 at December 31, 2004.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2005, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4.

CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On April 16, 2004, the Company approved a stock repurchase program effective April 30, 2004 to replace the Company’s previous stock purchase plan that expired on April 30, 2004. The stock repurchase program, which will remain in effect until April 30, 2006, allows repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 48,470 shares of the Company’s outstanding common stock during the quarter ended September 30, 2005. The following table details stock repurchase activity during this period:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total Number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2005	38,190	$23.26	38,190	57,968
August 1- August 31, 2005	400	$23.75	400	68,694
September 1 - September 30, 2005	9,880	$24.51	9,880	62,465
Total	48,470	$23.52	48,470	62,465

ITEM 6.

EXHIBITS

Exhibit
Number	Exhibits

3.1	Amended and Restated Bylaws of First Northern Community Bancorp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 15, 2005)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date	November 9, 2005	by	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)