Form 10-K
period 2005-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2006-03-16
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.Commission File Number 000-30707
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐                    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                    Accelerated filer ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2005 (based upon the last reported sales price of such stock on the OTC Bulletin Board on June 30, 2005) was $174,867,436.

The number of shares of Common Stock outstanding as of March 14, 2006 was 7,557,234.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Shareholders.

PART I

ITEM 1 - BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks discussed in Item 1A under the caption “Risk Factors” and other risk factors discussed elsewhere in this Report. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Unless otherwise indicated, all information herein has been adjusted to give effect to our two-for-one stock split and stock dividends.

First Northern Bank of Dixon (“First Northern” or the “Bank”) was established in 1910 under a California state charter as Northern Solano Bank, and opened for business on February 1st of that year. On January 2, 1912, the First National Bank of Dixon was established under a Federal Charter, and until 1955, the two entities operated side by side under the same roof and with the same management. In an effort to increase efficiency of operation, reduce operating expense, and improve lending capacity, the two banks were consolidated on April 8, 1955, with the First National Bank of Dixon as the surviving entity.

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

The Company’s and the Bank’s Administrative Offices are located in Dixon, California. Also located in Dixon are the back office functions of the Information Services/Central Operations Department and the Central Loan Department.

The Bank has eleven full service branches. Five are located in the Solano County cities of Dixon, Fairfield, Suisun City, and Vacaville (2). Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland. One branch is located in Downtown Sacramento, Sacramento County and, one branch is located in the city of Roseville in Placer County. The Bank also has two satellite-banking offices inside retirement communities in the city of Davis. In addition, the Bank has real estate loan offices in Davis, Woodland, Vacaville, El Dorado Hills and Roseville that originate residential mortgages and construction loans. The Bank also has a Small Business Administration (the “SBA”) Loan Department and an Asset Management & Trust Department in Sacramento, Sacramento County that serve the Bank’s entire market area.

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

The operating policy of the Bank since its inception has emphasized serving the banking needs of individuals and small-to medium-sized businesses. In Dixon, this has included businesses involved in crop and livestock production. Historically, the economy of the Dixon area has been primarily dependent upon agricultural related sources of income and most employment opportunities have also been related to agriculture. Since 2000, Dixon has been growing and becoming more diverse with noticeable expansion in the areas of industrial, commercial, retail and residential housing projects.

Agriculture continued to be a significant factor in the Bank’s business after the opening of the first branch office in Winters in 1970. A significant step was taken in 1976 to reduce the Company’s dependence on agriculture with the opening of the Davis Branch.

The Davis economy is supported significantly by the University of California, Davis. In 1981, a branch was opened in South Davis, and was consolidated into the main Davis Branch in 1986.

In 1983, the West Sacramento Branch was opened. The West Sacramento economy is built primarily around transportation and distribution related business. This addition to the Bank’s market area further reduced the Company’s dependence on agriculture.

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

In 1994, the Fairfield Branch was opened. Fairfield has also been a rapidly growing community bounded by Vacaville on the east. Its diverse economic base includes military (Travis AFB), food processing (an Anheuser-Busch plant), retail (Solano Mall), manufacturing, medical, agriculture, and other varied industries. Fairfield is the county seat of Solano County.

A real estate loan production office was opened in El Dorado Hills, in April 1996, to serve the growing mortgage loan demand in the foothills area east of Sacramento.

The SBA Loan Department was opened in April 1997 in Sacramento to serve the small business and industrial loan demand throughout the Bank’s entire market area.

In June of 1997, the Bank’s seventh branch was opened in Woodland, the county seat of Yolo County. Woodland is an expanding and diversified city with an economy dominated by agribusiness, retail services, and an expanding industrial sector.

The Bank’s eighth branch, the Downtown Financial Center, opened in July of 2000 in Vacaville to serve the business and individual financial needs on the west side of Interstate-80. Also in July of 2000, in an adjacent office, the Bank opened its third real estate loan production office.

Two satellite banking offices of the Bank’s Davis Branch were opened in 2001 in the Davis senior living communities of Covell Gardens and the University Retirement Community.

In December of 2001, Roseville became the site of the Bank’s fourth real estate loan production office. This office serves the residential mortgage loan needs throughout Placer County.

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

In October of 2002, the Bank opened its tenth branch on a prominent corner in Downtown Sacramento to serve Sacramento Metro’s business center and its employees. The Bank’s Asset Management & Trust Department, located on the mezzanine of the Downtown Sacramento Branch, was opened in 2002 to serve the trust and fiduciary needs of the Bank’s entire market area. Fiduciary services are offered to individuals, businesses, governments and charitable organizations in the Solano, Yolo, Sacramento, Placer and El Dorado County regions.

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

The Bank expanded it presence in Placer County in January 2005 by opening its eleventh full service branch on a prominent corner in the rapidly growing business district of Roseville.

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

As of December 31, 2005, the Company and the Bank employed 236 full-time equivalent staff. The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Available Information

The Company’s internet address is www.thatsmybank.com and the Company makes available free of charge on this website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov. The information found on the Company’s website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the information found on the Company’s website by reference, and shall not otherwise be deemed filed under such Acts.

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

The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See“Capital Standards” below for more information. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See“Prompt Corrective Action and Other Enforcement Mechanisms” below for more information. According to FRB policy, bank holding companies are expected to act as a source of financial strength to subsidiary banks, and to commit resources to support subsidiary banks. This support may be required at times when a bank holding company may not be able to provide such support.

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

A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across state lines, thereby creating interstate branches. Furthermore, a bank is able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing five year old California bank or industrial bank by merger or purchase, (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states, and (c) the Commissioner of the Department of Financial Institutions is authorized to approve an interstate acquisition or merger which would result in a deposit concentration in California exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial bank without purchasing the entire entity or by establishing a de novo California bank.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The Company is also subject to restrictions relating to the payment of dividends under California corporate law. See “Restrictions on Dividends and Other Distributions” below for additional restrictions on the ability of the Company and the Bank to pay dividends.

Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees, which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to the Bank.

Bank Regulation and Supervision

The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”) and the Company by the FRB. The regulations of these agencies affect most aspects of the Company’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Company’s activities and various other requirements. While the Bank is not a member of the FRB, it is also directly subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B). In addition, the banking industry is subject to significantly increased regulatory scrutiny and enforcement regarding Bank Secrecy Act and anti-money laundering matters. In recent years, a number of banks and bank holding companies announced the imposition of regulatory sanctions, including regulatory agreements and, in some cases, fines and penalties by the bank regulators due to failures to comply with the Bank Secrecy Act and other anti-money laundering legislation. In a number of these cases, the fines and penalties have been significant.

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

The USA Patriot Act

Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) includes numerous provisions for fighting international money laundering and blocking terrorism access to the U.S. financial system. The USA Patriot Act requires certain additional due diligence and record keeping practices, including, but not limited to, new customers, correspondent and private banking accounts. In March 2006, President Bush signed into law a renewal of the USA Patriot Act.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). Among its provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish appropriate anti-money laundering policies, procedures and controls; (iii) appoint a Bank Secrecy Act officer responsible for day-to-day compliance; and (iv) conduct independent audits. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

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

California and other state legislatures have adopted privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission. These laws may make it more difficult for the Company to share information with its marketing partners, reduce the effectiveness of marketing programs, and increase the cost of marketing programs.

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

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum lever-age ratio of Tier 1 capital to total assets must be 3%. It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

As of December 31, 2005, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2005 (amounts in thousands except percentage amounts).

	The Company
			Well	Minimum
	Actual		Capitalized	Capital
	Capital	Ratio	Ratio	Requirement

Leverage	$56,438	8.5%	5.0%	4.0%
Tier 1 Risk-Based	56,438	10.6%	6.0%	4.0%
Total Risk-Based	62,824	11.8%	10.0%	8.0%

	The Bank
			Well	Minimum
	Actual		Capitalized	Capital
	Capital	Ratio	Ratio	Requirement

Leverage	$55,287	8.3%	5.0%	4.0%
Tier 1 Risk-Based	55,287	10.4%	6.0%	4.0%
Total Risk-Based	61,672	11.6%	10.0%	8.0%

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

Prompt Corrective Action and Other Enforcement Mechanisms

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, under-capitalized, significantly undercapitalized and critically undercapitalized.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “under-capitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. Management believes that at December 31, 2005, the Company and the Bank met the requirements for “well capitalized institutions.”

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

The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's non-compliance with one or more standards.

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

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to the regulatory capital levels of the institution and other factors (including supervisory evaluations). In recent years, the Bank and other well capitalized and well managed depository institutions have not paid premiums for FDIC deposit insurance, while all other insured depository institutions have been required to pay premiums ranging from 3 to 27 cents per $100 of domestic deposits. However, well capitalized and well managed depository institutions may be required to pay premiums on deposit insurance in the future. The outcome of legislative and regulatory initiatives, the deposit insurance fund loss experience and other factors will determine the amount of such premiums.

The Deposit Insurance Funds Act of 1996 (the “Deposit Funds Act”) separated the Financing Corporation (“FICO”) assessment to service the interest on FICO bond obligations from the BIF and Savings Association Insurance Fund (“SAIF”) assessments. The FICO annual assessment on individual depository institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-based assessment rate schedules. FICO assessment rates may be adjusted quarterly by the FDIC. The current FICO assessment rate is 1.32 cents per $100 of deposits. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), signed into law by President Bush on February 8, 2006 as part of the Deficit Reduction Act of 2005, provides for the establishment of a new Deposit Insurance Fund (the “DIF”) and the merger of each of the BIF and the SAIF into it. The Reform Act authorizes revisions to the FDIC’s current risk-based assessment system, but provides that the FDIC’s assessment regulations as in effect immediately before the date of the enactment of the Reform Act will continue to apply to all members of the DIF until such regulations are modified by the FDIC in accordance with the Act. With regard to factors affecting assessment rates, the Reform Act eliminates the designated reserve ratio previously in effect for the BIF and the SAIF of 1.25 percent of estimated insured deposits and directs the FDIC to designate a reserve ratio for the DIF for each calendar year within the range of 1.15 to 1.5 percent of estimated insured deposits. The Reform Act also provides for indexing of the $100,000 maximum deposit insurance coverage amount to reflect inflation, increases the deposit insurance coverage for retirement accounts to $250,000, and also provides for dividends of amounts in the DIF above certain specified thresholds from time to time and a one-time credit against assessments for certain insured depository institutions that capitalized the deposit insurance system. The dividends and the credit are to be determined on a historical basis concept utilizing an institution’s assessment base in 1996 and adding premiums paid since that time. The Reform Act calls for final FDIC regulations implementing the statute to be effective within 270 days after enactment of the Act, although the merger of the BIF and the SAIF into the DIF is to take place no later than the first day of the calendar quarter beginning after the 90-day period following enactment of the Reform Act.

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

Sarbanes - Oxley Act

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This legislation addressed accounting oversight and corporate governance matters among public companies, including:

•	the creation of a five-member oversight board that sets standards for accountants and has investigative and disciplinary powers;
•
the prohibition of accounting firms from providing various types of consulting services to public clients and requires accounting firms to rotate partners among public client assignments every five years;

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

In addition, Section 404 of the Sarbanes-Oxley Act and the SEC’s rules and regulations there under require our management to evaluate, with the participation of our principal executive and principal financial officers, the effectiveness, as of the end of each fiscal year, of our internal control over financial reporting. Our management must then provide a report of management on our internal control over financial reporting that contains, among other things, a statement of their responsibility for establishing and maintaining adequate internal control over financial reporting, and a statement identifying the framework they used to evaluate the effectiveness of our internal control over financial reporting.

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

For customers whose loan demand exceeds the Bank’s legal lending limit, the Bank may arrange for such loans on a participation basis with correspondent banks. The seasonal swings discussed earlier have, in the past, had some impact on the Bank’s liquidity. The management of investment maturities, sale of loan participations, federal fund borrowings, qualification for funds under the Federal Reserve Bank’s seasonal credit program, and the ability to sell mortgages in the secondary market has allowed the Bank to satisfactorily manage its liquidity.

ITEM 1A - RISK FACTORS

In addition to factors mentioned elsewhere in this Report, the factors contained below, among others, could cause our financial condition and results of operations to be materially and adversely affected. If this were to happen, the value of our common stock could decline, perhaps significantly, and you could lose all or part of your investment.

Lending Risks Associated with Commercial Banking Activities

The Bank’s business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans and commercial and multi-family real estate loans. The principal factors affecting the Bank’s risk of loss in connection with commercial business loans include the borrower's ability to manage its business affairs and cash flows, general economic conditions and, with respect to agricultural loans, weather and climate conditions. Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy. Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks will not materialize, in which event, the Company’s financial condition, results of operations, cash flows and business prospects could be materially adversely affected.

Dependence on Real Estate Lending

At December 31, 2005, approximately 73% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate. The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early 1990’s. See“Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction and real estate mortgage. At December 31, 2005, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 50% and 23%, respectively, of the total loans in the Bank’s portfolio. At December 31, 2005, all of the Bank’s real estate mortgage and construction loans and approximately 51% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition and results of operations. See“Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2005, approximately 73% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, poor economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. In the early 1990’s, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If economic conditions in California decline or if California were to experience another recession, it is expected that the Bank’s level of problem assets would increase accordingly. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank. The occurrence of natural disasters in California could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and business prospects. California’s state government has undergone serious fiscal and budget difficulties in the recent past. While the California electorate on March 2, 2004, approved various ballot measures aimed at addressing this situation, including a $15 billion bond issue, the long-term impact of this situation on the California economy and the Company’s markets cannot be predicted.

Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. The Bank is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See“Quantitative and Qualitative Disclosures About Market Risk.”

Potential Volatility of Deposits

At December 31, 2005, 11% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000. These deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits would adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

Dividends

The ability of the Company to pay cash dividends in the future depends on the Company’s profitability, growth and capital needs. In addition, the California law restricts the ability of the Company to pay dividends. No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued. See“Bank Regulation and Supervision-Restrictions on Dividends and Other Distributions.”

Competition

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank. In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations, credit unions and member institutions of the Farm Credit System, which offer many services that traditionally were offered only by banks. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies. In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market. Also, technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks. Non-bank financial service providers may have lower overhead costs and are subject to fewer regulatory constraints. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits. During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans. Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans. No assurance can be given that the Bank will be able to compete with these lenders. See “Business - Competition.”

Government Regulation and Legislation

The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank. The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of the Company. The Company cannot predict what affect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse. See“Bank Regulation and Supervision.”

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

Critical Accounting Policies

The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial information contained within our financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical loss factors that we use. Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets. We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices. US GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. Accounting standards and interpretations currently affecting the Company and its subsidiaries may change at any time, and the Company’s financial condition and results of operations may be adversely affected.

Adequacy of Allowance for Loan and Other Real Estate Losses

The Bank’s allowance for estimated losses on loans was approximately $7.9 million, or 1.70% of total loans at December 31, 2005 compared to $7.4 million or 1.70% of total loans in 2004 and 352% of total non-performing loans at December 31, 2005 compared to 150% in 2004. Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates. In addition an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets. Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations. See“Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience.”

Shares Eligible for Future Sale

As of December 31, 2005, the Company had 7,558,759 shares of Common Stock outstanding, all of which are eligible for sale in the public market without restriction. Future sales of substantial amounts of the Company’s Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire up to 7% of the unissued authorized shares of Common Stock at exercise prices ranging from $4.53 to $23.50 have been issued to directors and employees of the Company, over the past six (6) years, under the Company’s 2000 Stock Option Plan and Outside Directors 2000 Non-statutory Stock Option Plan, and options to acquire up to an additional 9% of the unissued authorized shares of Common Stock are reserved for issuance under such plans. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s Common Stock. See“Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Dilution

As of December 31, 2005, the Company had outstanding options to purchase an aggregate of 568,602 shares of Common Stock at exercise prices ranging from $4.53 to $23.50 per share, or a weighted average exercise price per share of $9.36. To the extent such options are exercised, shareholders of the Company will experience dilution. See“Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company and the Bank are engaged in the banking business through 19 offices in five counties in Northern California including seven offices in Solano County, eight in Yolo County, three in Sacramento County, two in Placer County, and one in El Dorado County. In addition, the Company owns two vacant lots, one in northern Solano County and the other in eastern Sacramento County for possible future bank sites. The Company and the Bank believe all of their offices are constructed and equipped to meet prescribed security requirements.

The Bank owns three branch office locations and two administrative facilities and leases 14 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3 - LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any material pending legal proceeding, nor is any of their property the subject of any material pending legal proceeding, except ordinary routine litigation arising in the ordinary course of the Bank's business and incidental to its business, none of which are expected to have a material adverse impact upon the Company's or the Bank's business, financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table summarizes the range of sales prices of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by The Seidler Companies, Inc. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2005	$23.68	$21.70
3rd Quarter 2005	$23.58	$21.70
2nd Quarter 2005	$24.42	$15.09
1st Quarter 2005	$15.13	$12.46

4th Quarter 2004	$12.90	$11.57
3rd Quarter 2004	$11.79	$11.35
2nd Quarter 2004	$12.13	$11.24
1st Quarter 2004	$12.33	$10.87

* Price adjusted for dividends and splits.

As of December 31, 2005, there were approximately 1,114 holders of record of the Company’s common stock, no par value, which is the only class of equity securities authorized or issued.

In the last three years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 28, 2006	6%	March 31, 2006
February 28, 2005	6%	March 31, 2005
February 27, 2004	6%	March 31, 2004

In addition to the above, on April 21, 2005, the Board of Directors of the Company declared a two-for-one stock split. The stock split doubled the outstanding common stock recorded on the books of the Company as of the record date, May 10, 2005.

The Company does not expect to pay a cash dividend in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

On April 16, 2004, the Company approved a stock repurchase program effective April 30, 2004 to replace the Company’s previous stock purchase plan that expired on April 30, 2004. The stock repurchase program, which will remain in effect until April 30, 2006, allows repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 38,097 shares of the Company’s outstanding common stock during the fourth quarter of the year ended December 31, 2005. The following table details stock repurchase activity during this period:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
					October 2005	509	$23.75	509	71,421
										November 2005	27,318	$23.59	27,318	46,975
					December 2005	10,270	$24.35	10,270	41,101
										Total	38,097	$23.80	38,097	41,101

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements. The selected consolidated financial data set forth below as of December 31, 2002, and 2001 have been derived from the Company’s historical financial statements not included in this Report. The financial information for 2005, 2004 and 2003 should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part I (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the year ended December 31,
(in thousands, except share and per share amounts)

	2005	2004	2003	2002	2001

Interest Income and Loan Fees	$40,902	$31,619	$30,326	$28,941	$29,524
Interest Expense	(5,729)	(3,426)	(3,109)	(4,237)	(8,318)
Net Interest Income	35,173	28,193	27,217	24,704	21,206
(Provision for) Reversal and Recovery of Loan Losses	(600)	(207)	(2,153)	(676)	308
Net Interest Income after (Provision for) Reversal and Recovery of Loan Losses	34,573	27,986	25,064	24,028	21,514
Other Operating Income	5,720	5,214	7,160	4,972	3,525
Other Operating Expense	(26,813)	(22,943)	(22,868)	(20,411)	(16,936)
Income before Taxes	13,480	10,257	9,356	8,589	8,103
Provision for Taxes	(4,792)	(3,550)	(3,245)	(2,871)	(2,774)
Net Income	$8,688	$6,707	$6,111	$5,718	$5,329

Basic Income Per Share	$1.08	$.79	$.75	$.69	$.63

Diluted Income Per Share	$1.04	$.77	$.74	$.67	$.61

Total Assets	$660,647	$629,503	$559,441	$495,876	$440,643

Total Investments	$48,788	$55,154	$50,235	$69,958	$96,797

Total Loans, including loans held-for-sale, net	$460,501	$433,421	$380,491	$356,018	$270,286

Total Deposits	$581,781	$557,186	$498,849	$442,241	$391,815

Total Equity	$56,802	$51,901	$46,972	$43,442	$41,556

Weighted Average Shares of Common Stock outstanding used for Basic Income Per Share Computation [1]	8,053,023	8,536,738	8,127,406	8,268,512	8,482,548

Weighted Average Shares of Common Stock outstanding used for Diluted Income Per Share Computation [1]	8,364,269	8,725,238	8,296,202	8,482,552	8,683,002

Return on Average Total Assets	1.35%	1.14%	1.18%	1.25%	1.30%

Net Income/Average Equity	16.17%	13.73%	13.56%	13.71%	13.55%

Net Income/Average Deposits	1.52%	1.28%	1.32%	1.40%	1.46%

Average Loans/Average Deposits	79.44%	75.81%	79.25%	73.99%	66.96%

Average Equity to Average Total Assets	8.37%	8.32%	8.69%	9.11%	9.60%

1. All years have been restated to give retroactive effect for stock dividends issued and stock splits.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks discussed in Item 1A under the caption “Risk Factors” and other risk factors discussed elsewhere in this Report. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

The Company experienced strong earnings performance in 2005 due to a combination of (1) growth in earning assets, (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets, and (3) the increase in low cost deposits which helped to support the increase in loans. Financial highlights for 2005 include:

•
Net income for 2005 totaled $8.7 million, a 29.9% increase compared to $6.7 million for 2004. Net income per common share for 2005 of $1.08 increased 36.7% compared to $0.79 for 2004, and net income per common share on a fully diluted basis was $1.04 for 2005, an increase of 35.1% compared to $0.77 for 2004.

•
Loans (including loans held-for-sale) increased to $460.5 million at December 31, 2005, a 6.3% increase from $433.4 million at December 31, 2004. Commercial loans totaled $87.1 million at December 31, 2005, down 2.9% from $89.7 million a year earlier; agriculture loans were $32.8 million, down 0.3% from $32.9 million at December 31, 2004; real estate construction loans were $103.4 million, up 20.8% from $85.6 million at December 31, 2004; and real estate mortgage loans were $233.0 million, up 5.6% from $220.6 million a year earlier.

•	Average deposits grew to $569.8 million during 2005, a $47.6 million or 9.1% increase from 2004.

•	The Company reported average total assets of $642.5 million at December 31, 2005, up 9.4% from $587.1 million a year earlier.

•
The provision for loan losses in 2005 totaled $600,000, an increase of 189.9% from $207,000 in 2004. Net charge-offs were $128,000 in 2005 compared to $232,000 in net recoveries in 2004. The increase in the provision for loan losses and increase in net charge-offs can be primarily attributed to increased loan volume combined with charge-offs.

•	Net interest income totaled $35.2 million for 2005, an increase of 24.8% from $28.2 million in 2004, primarily due to strong loan volumes and increased rates.

•
Other operating income totaled $5.7 million for the year ended December 31, 2005, an increase of 9.6% from $5.2 million for the year ended December 31, 2004. The increase was due primarily to an increase in service charges on deposit accounts and a gain on other real estate owned.

•
Other operating expenses totaled $26.8 million for 2005, up 17.0% from $22.9 million in 2004. Contributing to the increase were increased accounting and audit and consulting fees associated with Sarbanes-Oxley Act compliance, incentive compensation expense, profit sharing payments, increased rents and other expenses associated with opening new branches and offices, and advertising expenses.

•	The Company’s common stock price experienced an 82.3% increase during 2005, closing at $23.11 per share at December 31, 2005, compared to $12.68 per share at December 31, 2004.

Looking forward to 2006, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income while remaining conscious of the need to maintain appropriate expense levels. We expect continued improvement in credit quality, continued strong commercial and real estate loan volumes and deposit growth, assuming that inflation remains in check throughout the year. If the current gradual move toward higher interest rates continues, the Company’s net interest income and net interest margin may increase due to an increase in the volume of variable rate loans and the level of federal funds remaining to be invested in higher yielding loans or securities, unless accompanied by a disproportionate increase in funding costs and/or a decrease in loan volume due to increased interest rates.

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

The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company believes the allowance for loan losses accounting policy is critical because the loan portfolio represents the largest asset type on the consolidated balance sheet. The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on the Company’s periodic evaluation of the factors mentioned below, as well as other pertinent factors. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards No. (“SFAS”) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loan loss element is determined using analysis that examines loss experience.

The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume. The unallocated portion of the allowance reflects the Company’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although the Company believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from Company estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

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

Statement 123(R) is effective for public companies as of the beginning of the next fiscal year that begins after June 15, 2005. All public companies that adopted the fair-value-based method of accounting, rather than the minimum-value method, must use either the modified prospective or the modified retrospective transition method. The Company previously adopted the fair value recognition provisions of FASB Statement 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, for stock-based employee compensation under the prospective method. See Notes to Consolidated Financial Statements (1) (k), (page 55). The Company does not anticipate the adoption of Statement 123(R) to have a significant impact on the consolidated financial statements.

American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”). SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans with evidence of deterioration of credit quality since origination acquired by completion of a transfer, including such loans acquired in purchase business combinations, and applies to all non-governmental entities, including not-for-profit organizations. SOP 03-03 does not apply to loans originated by the entity or acquired loans that have not deteriorated in credit quality since origination. SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-03 had no impact on the consolidated financial statements.

Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements.  The Statement changes the accounting for, and reporting of, a change in accounting principle.  Statement 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.   Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. The Company does not anticipate that Statement 154 will have a significant impact on the consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

	2005		2004		2003

	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
ASSETS
Cash and Due From Banks	$31,287	4.87%	$37,542	6.40%	$35,627	6.87%
Investment Securities:
U.S. Government Securities	20,279	3.16%	15,745	2.68%	14,234	2.74%
Obligations of States & Political
Subdivisions	27,045	4.21%	32,899	5.60%	43,822	8.45%
Other Securities	3,065	0.48%	3,277	0.56%	4,544	0.88%
Federal Funds Sold	81,948	12.75%	77,169	13.15%	30,164	5.82%
Loans [1]	452,646	70.45%	395,883	67.43%	367,520	70.85%
Other Assets	26,211	4.08%	24,551	4.18%	22,761	4.39%
Total Assets	$642,481	100.00%	$587,066	100.00%	$518,672	100.00%

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand	$184,171	28.67%	$158,676	27.03%	$138,161	26.64%
Interest-Bearing Transaction Deposits	73,990	11.52%	63,619	10.84%	53,810	10.37%
Savings & MMDAs	190,562	29.65%	174,539	29.73%	152,542	29.41%
Time Certificates	121,067	18.84%	125,366	21.35%	119,250	22.99%
Borrowed Funds	14,320	2.23%	13,681	2.33%	7,368	1.42%
Other Liabilities	4,627	0.72%	2,332	0.40%	2,490	0.48%
Stockholders' Equity	53,744	8.37%	48,853	8.32%	45,051	8.69%
Total Liabilities & Stockholders’ Equity	$642,481	100.00%	$587,066	100.00%	$518,672	100.00%

1. Average Balances for Loans include non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2005			2004			2003

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Assets	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Securities:
U.S. Government	$20,279	$767	3.78%	$15,745	$747	4.74%	$14,234	$849	5.96%

Obligations of States
And Political Subdivisions [1]	27,045	1,577	5.83%	32,899	1,892	5.75%	43,822	2,501	5.71%

Other Securities	3,065	133	4.34%	3,277	135	4.12%	4,544	163	3.59%

Total Investment Securities	50,389	2,477	4.92%	51,921	2,774	5.34%	62,600	3,513	5.61%

Federal Funds Sold	81,948	2,587	3.16%	77,169	972	1.26%	30,164	275	0.91%

Loans [2]	452,646	32,808	7.25%	395,883	25,331	6.40%	367,520	23,615	6.43%

Loan Fees	—	3,030	0.67%	—	2,542	0.64%	—	2,923	0.80%

Total Loans, Including
Loan Fees	452,646	35,838	7.92%	395,883	27,873	7.04%	367,520	26,538	7.22%

Total Earning Assets	584,983	$40,902	6.99%	524,973	$31,619	6.02%	460,284	$30,326	6.59%

Cash and Due from Banks	31,287			37,542			35,627

Premises and Equipment	7,743			7,531			7,914

Interest Receivable
and Other Assets	18,468			17,020			14,847

Total Assets	$642,481			$587,066			$518,672

1. Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

2. Average Balances for Loans include non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2005			2004			2003

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
Liabilities and	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Stockholders' Equity	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$73,990	$512	0.69%	$63,619	$89	0.14%	$53,810	$80	0.15%

Savings & MMDAs	190,562	2,279	1.20%	174,539	893	0.51%	152,542	706	0.46%

Time Certificates	121,067	2,443	2.02%	125,366	2,003	1.60%	119,250	2,056	1.72%

Total Interest-Bearing Deposits	385,619	5,234	1.36%	363,524	2,985	0.82%	325,602	2,842	0.87%

Borrowed Funds	14,320	495	3.46%	13,681	441	3.22%	7,368	267	3.62%

Total Interest-Bearing
Deposits and Funds	399,939	5,729	1.43%	377,205	3,426	0.91%	332,970	3,109	0.93%

Demand Deposits	184,171	—	—	158,676	—	—	138,161	—	—

Total Deposits and
Borrowed Funds	584,110	$5,729	0.98%	535,881	$3,426	0.64%	471,131	$3,109	0.66%

Accrued Interest and
Other Liabilities	4,627			2,332			2,490

Stockholders' Equity	53,744			48,853			45,051

Total Liabilities and
Stockholders' Equity	$642,481			$587,066			$518,672

Net Interest Income and
Net Interest Margin [1]		$35,173	6.01%		$28,193	5.37%		$27,217	5.91%

Net Interest Spread [2]			5.56%			5.11%			5.66%

1. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2. Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2005 over 2004 and 2004 over 2003. Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2005 Over 2004			2004 Over 2003
		Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change

Increase (Decrease) in
Interest Income:

Loans & Banker’s Acceptance	$3,882	$3,595	$7,477	$1,826	$(110)	$1,716

Investment Securities	(81)	(216)	(297)	(576)	(163)	(739)

Federal Funds Sold	63	1,552	1,615	559	138	697

Loan Fees	488	—	488	(381)	—	(381)

	$4,352	$4,931	$9,283	$1,428	$(135)	$1,293

Increase (Decrease) in
Interest Expense:

Deposits:
Interest-Bearing
Transaction Deposits	$17	$406	$423	$13	$(4)	$9

Savings & MMDAs	88	1,298	1,386	107	80	187

Time Certificates	(66)	506	440	146	(199)	(53)

Borrowed Funds	21	33	54	199	(25)	174

	$60	$2,243	$2,303	$465	$(148)	$317
Increase (Decrease) in
Net Interest Income	$4,292	$2,688	$6,980	$963	$13	$976

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2005	2004	2003
Investment securities available for sale:

U.S. Treasury Securities	$250	256	516

Securities of U.S. Government
Agencies and Corporations	21,556	21,063	12,027

Obligations of State &
Political Subdivisions	23,047	30,747	34,431

Mortgage Backed Securities	1,803	1,260	1,903

Other Securities	2,132	1,828	1,358

Total Investments	$48,788	55,154	50,235

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2005. The yields on tax-exempt securities are shown on a tax equivalent basis.

Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
Security	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$250	4.54%	$—	—	$—	—
Securities of U.S. Government
Agencies and Corporations	7,911	3.97%	13,645	3.60%	—	—
Obligations of State &
Political Subdivisions	4,162	7.00%	15,048	7.59%	2,569	8.10%
Mortgage Backed Securities	53	7.03%	1,750	5.14%	—	—

TOTAL	$12,376	5.02%	$30,443	5.66%	$2,569	8.10%

	After Ten Years		Other		Total
Security	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$—	—	$250	4.54%
Securities of U.S. Government
Agencies and Corporations	—	—	—	—	21,556	3.74%
Obligations of State &
Political Subdivisions	1,268	7.25%	—	—	23,047	7.52%
Mortgage Backed Securities	—	—	—	—	1,803	5.20%
Other Securities	—	—	2,132	4.34%	2,132	4.34%

TOTAL	$1,268	7.25%	$2,132	4.34%	$48,788	5.61%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2005		2004		2003

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$87,091	19.1%	$89,721	20.9%	$88,949	24.1%
Agriculture	32,808	7.2%	32,910	7.7%	32,766	8.9%
Real Estate Mortgage	228,524	50.1%	216,846	50.4%	174,867	47.2%
Real Estate Construction	103,422	22.7%	85,584	19.9%	68,370	18.5%
Installment	4,216	0.9%	4,641	1.1%	4,867	1.3%

TOTAL	$456,061	100.0%	$429,702	100.0%	$369,819	100.0%

	2002		2001

	Balance	Percent	Balance	Percent

Commercial	$76,887	24.6%	$57,717	23.5%
Agriculture	31,926	10.2%	26,247	10.7%
Real Estate Mortgage	144,171	46.0%	107,700	44.0%
Real Estate Construction	54,094	17.3%	47,604	19.4%
Installment	5,967	1.9%	5,944	2.4%

TOTAL	$313,045	100.0%	$245,212	100.0%

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

As shown in the comparative figures for loan mix during 2005 and 2004, total loans increased as a result of increases in real estate construction loans and real estate mortgage loans which were partially offset by a decrease in commercial loans, agricultural loans and installment loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2005 are as follows (dollars in thousands) excludes loans held-for-sale:

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$39,566	$160,465	$200,031
After one year through five years	45,296	81,144	126,440
After five years	18,527	111,063	129,590

Total	$103,389	$352,672	$456,061

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

The following table shows the aggregate amounts of assets (dollars in thousands) in each category at December 31, for the years indicated:

	2005	2004	2003	2002	2001

Non-accrual Loans	$2,073	$4,907	$3,877	$552	$530
90 Days Past Due But Still Accruing	178	55	4	8	54
Total Non-performing Loans	2,251	4,962	3,881	560	584

Other Real Estate Owned	268	—	—	—	837
Total Non-performing Assets	$2,519	$4,962	$3,881	$560	$1,421

If interest on non-accrual loans had been accrued, such interest income would have approximated $101,000, $280,000, and $228,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Income actually recognized for these loans approximated $100,000, $64,000 and $164,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

There was a $2,443,000 decrease in non-performing assets for 2005 over 2004. At December 31, 2005, non-performing assets included one non-accrual commercial loan totaling $289,000 and three non-accrual agricultural loans totaling $1,784,000. Additional non-performing assets included one loan past due more than 90 days totaling $178,000. Other Real Estate Owned (“OREO”) properties totaled $268,000 at December 31, 2005. The Bank’s management believes that nearly $1,872,000 of the $2,073,000 in non-accrual loans at December 31, 2005, are adequately collateralized or guaranteed by a governmental entity, and the remaining $201,000 may have some potential loss which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses).

Potential Problem Loans

In addition to the non-performing assets described above, the Bank's Branch Managers each month submit to the Loan Committee of the Board of Directors a report detailing the status of those loans that are past due over sixty days and each quarter a report detailing the status of those loans that are classified as such. Also included in the report are those loans that are not necessarily past due, but the branch manager is aware of problems with these loans which may result in a loss.

The monthly Allowance for Loan Loss Analysis Report is prepared based upon the Problem Loan Report, internal loan grading, regulatory classifications and loan review classification and is reviewed by the Asset Quality Committee of the Bank. The Asset Quality Committee reviewed the Allowance for Loan Loss Analysis Report, dated December 31, 2005, on February 22, 2006. This report included all non-performing loans reported in the table on the previous page and all other potential problem loans. Excluding the non-performing loans cited previously, loans totaling $10,290,000 were classified as potential problem loans. Of these loans, loans totaling $9,351,000 are adequately collateralized or guaranteed, the remaining loans totaling $939,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses). The ratio of the Allowance for Loan Losses to total loans at December 31, 2005 was 1.70%.

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

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2005	2004	2003	2002	2001

Balance at Beginning of Year	$7,445	$7,006	$6,630	$6,116	$6,418
Provision for (Recovery of) Loan Losses	600	207	2,153	676	(308)
Loans Charged-Off:
Commercial	(670)	(122)	(143)	(51)	(63)
Agriculture	—	(214)	(1,662)	(191)	(50)
Installment Loans to Individuals	(185)	(46)	(104)	(87)	(41)

Total Charged-Off	(855)	(382)	(1,909)	(329)	(154)

Recoveries:
Commercial	64	199	101	92	113
Agriculture	663	399	11	33	25
Real Estate Mortgage	—	—	—	35	—
Installment Loans to Individuals	—	16	20	7	22

Total Recoveries	727	614	132	167	160

Net (Charge-Offs) Recoveries	(128)	232	(1,777)	(162)	6

Balance at End of Year	$7,917	$7,445	$7,006	$6,630	$6,116

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(0.03%)	0.06%	(0.48%)	(0.05%)	0.00%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general reserve available to absorb possible future losses throughout the Loan Portfolio. The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2005		December 31, 2004		December 31, 2003

	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$1,779	19.1%	$1,727	20.9%	$1,881	24.1%

Agriculture	1,518	7.2%	1,484	7.7%	1,746	8.9%

Real Estate Mortgage	3,003	50.1%	2,767	50.4%	2,181	47.2%

Real Estate Construction	1,001	22.7%	668	19.9%	621	18.5%

Installment	616	0.9%	801	1.1%	577	1.3%

Total	$7,917	100.0%	$7,445	100.0%	$7,006	100.0%

	December 31, 2002		December 31, 2001

	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$2,377	24.6%	$3,279	23.5%

Agriculture	974	10.2%	1,491	10.7%

Real Estate Mortgage	279	46.0%	306	44.0%

Real Estate Construction	2,472	17.3%	673	19.4%

Installment	528	1.9%	367	2.4%

Total	$6,630	100.0%	$6,116	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2005		2004		2003
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$184,171	—	$158,676	—	$138,161	—

Interest-Bearing Demand (NOW)	$73,990	0.69%	$63,619	0.14%	$53,810	0.15%

Savings and MMDAs	$190,562	1.20%	$174,539	0.51%	$152,542	0.46%

Time	$121,067	2.02%	$125,366	1.60%	$119,250	1.72%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2005:

Three months or less	$30,401

Over three months through twelve months	32,129

Over twelve months	3,456

Total	$65,986

Short-Term Borrowings

Short-term borrowings at December 31, 2005 and 2004, consisted of secured borrowings from the U.S. Treasury in the amounts of $1,476,000 and $1,677,000, respectively. The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans. At December 31, 2005, the Company had a current collateral borrowing capacity from the FHLB of $94,037,000. The Company also has unsecured formal lines of credit totaling $20,700,000 with correspondent banks and borrowing capacity of $2,000,000 with the Federal Reserve Bank (loans and discounts), which is fully collateralized, with a pledge of U.S. Agency Notes.

Long-Term Borrowings

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $13,493,000 and $13,779,000, respectively, at December 31, 2005 and 2004. Such advances ranged in maturity from 0.3 years to 3.3 years at a weighted average interest rate of 3.48% at December 31, 2005. Maturity ranged from 1.3 years to 4.3 years at a weighted average interest rate of 3.47% at December 31, 2004. Average outstanding balances were $13,628,000 and $12,753,000, respectively, during 2005 and 2004. The weighted average interest rate paid was 3.48% in 2005 and 3.36% in 2004.

Results of Operations

Net Income

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net income for the year ended December 31, 2005, was $8,688,000, representing an increase of $1,981,000, or 30% over net income of $6,707,000 for the year ended December 31, 2004. The increase in net income is principally attributable to a $6,980,000 increase in net interest income and an increase of $506,000 in other operating income, which was partially offset by a $2,371,000 increase in salaries and employee benefits, an increase of $393,000 in the provision for loan losses, a $194,000 increase in occupancy and equipment, a $320,000 increase in advertising, and a $1,242,000 increase in the provision for income taxes.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net income for the year ended December 31, 2004, was $6,707,000, representing an increase of $596,000, or 10% over net income of $6,111,000 for the year ended December 31, 2003. The increase in net income is principally attributable to a $976,000 increase in net interest income, a decrease of $1,946,000 in the provision for loan losses, and a $215,000 decrease in salaries and employee benefits, which was partially offset by a decrease of $1,946,000 in other operating income, a $246,000 increase in occupancy and equipment, and a $305,000 increase in the provision for income taxes.

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds. It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period. The $6,980,000 increase in the Bank’s net interest income in 2005 from 2004 was due to the effects of a higher level of core deposits and strong commercial and real estate loan volumes, combined with higher funding costs. The $976,000 increase in 2004 from 2003 was due to the effects of a higher level of core deposits and strong commercial and real estate loan volumes, combined with higher funding costs. The “Analysis of Changes in Interest Income and Interest Expense” set forth on Page 28 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume. Another factor that affected the net interest income was the average earning asset to average total asset ratio. This ratio was 91.1% in 2005, 89.4% in 2004 and 88.7% in 2003.

Interest income on loans (including loan fees) was $35,838,000 for 2005, representing an increase of $7,965,000, or 28.58% from $27,873,000 for 2004. This compared to an increase in 2004 of $1,335,000 or 5.03% greater than loan interest income earned in 2003. The increased interest income on loans in 2005 over 2004 was the result of a 14.34% increase in loan volume, combined with an 85 basis point increase in loan interest rates and an increase of approximately $488,000 in loan fees. Loan fee comparisons were impacted by a net decrease in deferred loan fees and costs of $373,000 in 2005, a net increase of $326,000 in 2004, and a net decrease of $8,000 in 2003.

Average outstanding federal funds sold fluctuated during this period, ranging from $81,948,000, in 2005 to $77,169,000 in 2004 and $30,164,000 in 2003. At December 31, 2005 federal funds sold were $87,185,000. Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations. Federal funds sold yields were 3.16%, 1.26% and 0.91% for 2005, 2004 and 2003, respectively.

The average total level of investment securities decreased $1,532,000 in 2005 to $50,389,000 from $51,921,000 in 2004 and decreased $10,679,000 in 2004 to $51,921,000 from $62,600,000 in 2003. The level of securities interest income attributable to investment securities decreased to $2,477,000 in 2005 from $2,774,000 in 2004 and $3,513,000 in 2003, due to the effects of interest rates and volume. The Bank’s strategy for this period has emphasized the use of the investment portfolio to maintain the Bank’s increasing loan demand. The Bank continues to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide higher cash flow for reinvestment in a higher interest rate instrument. Investment securities yields were 4.92%, 5.34% and 5.61% for 2005, 2004 and 2003, respectively.

Total interest expense increased to $5,729,000 in 2005 from $3,426,000 in 2004, and increased to $3,426,000 in 2004 from $3,109,000 in 2003, representing a 67.22% increase in 2005 over 2004 and a 10.20% increase in 2004 over 2003. The increase in total interest expense from 2005 to 2004 was due to increases in volume combined with increases in interest rates paid on deposits. The increase in total interest expense from 2004 to 2003 was primarily due to volume which was partially offset by an overall decrease in interest rates paid on deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2005		2004		2003

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$184,171	32.3%	$158,676	30.4%	$138,161	29.8%

Interest-Bearing Demand (NOW)	73,990	13.0%	63,619	12.2%	53,810	11.6%

Savings and MMDAs	190,562	33.4%	174,539	33.4%	152,542	32.9%

Time	121,067	21.3%	125,366	24.0%	119,250	25.7%

Total	$569,790	100.0%	$522,200	100.0%	$463,763	100.0%

The three years ended December 31, 2005 have been characterized by fluctuating interest rates. Loan rates and deposit rates both increased in 2005 and 2004, while loan rates and deposit rates both decreased in 2003. The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds increased 45 basis points in the period from 2005 to 2004 and decreased 55 basis points in the period from 2004 to 2003.

The Bank’s net interest margin (net interest income divided by average earning assets) was 6.01% in 2005, 5.37% in 2004, and 5.91% in 2003. The net interest margin benefited in 2005 from rising interest rates combined with increased loan volume and was partially offset by higher cost of funds, the continued flattening of the yield curve, a slowdown in mortgage originations and maturities and calls of higher yielding securities. Going forward into the first half of 2006, it is anticipated that net interest income and net interest margin will be higher because of anticipated increases of the Federal Funds Rate.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectibility of the loan portfolio. Based on this evaluation, the provision for loan losses increased to $600,000 in 2005 from $207,000 in 2004, primarily as a result of loan growth and loan quality in the Bank’s loan portfolio. The amount of loans charged-off increased in 2005 to $855,000 from $382,000 in 2004, and recoveries increased to $727,000 in 2005 from $614,000 in 2004. The increase in charge-offs was due, for the most part, to a charge-off of an unsecured commercial loan. The ratio of the Allowance for Loan Losses to total loans at December 31, 2005 was 1.70%. The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2005 was 352% compared to 150% at December 31, 2004.

The provision decreased to $207,000 in 2004 from $2,153,000 in 2003. The decrease in 2004 was primarily due to loan growth and loan quality. The amount of loans charged-off decreased in 2004 to $382,000 from $1,909,000 in 2003 and recoveries increased to $614,000 in 2004 from $132,000 in 2003. The decrease in charge-offs was the result of improved market conditions and loan quality in the Bank’s loan portfolio. The ratio of the Allowance for Loan Losses to total loans at December 31, 2004 was 1.70%. The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2004 was 150% compared to 181% at December 31, 2003.

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net realized gains on loans held-for-sale, gains on other real estate owned and other income. Service charges on deposit accounts increased $197,000 in 2005 over 2004 and $431,000 in 2004 over 2003. The increase in 2005 was due, for the most part, to increased service charges on regular and business checking accounts. Net realized gains on loans held-for-sale increased $21,000 in 2005 over 2004 and decreased $1,649,000 in 2004 over 2003. The increase in 2005 was due, for the most part, to an increase in booked income for the mortgage servicing asset. Gains on other real estate owned increased $291,000 in 2005 over 2004 and decreased $27,000 in 2004 over 2003. The increase in 2005 was due to the sale of a previously foreclosed commercial property. Other income decreased $15,000 in 2005 over 2004 and increased $89,000 in 2004 over 2003.

The Bank realized net gains of $15,000 on sale of investment securities in 2005, $3,000 in 2004 and $793,000 in 2003.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense data processing, advertising, and other expenses. Other operating expenses increased to $26,813,000 in 2005 from $22,943,000 in 2004, and increased to $22,943,000 in 2004 from $22,868,000 in 2003, representing an increase of $3,870,000, or 16.9% in 2005 over 2004, and an increase of $75,000, or 0.3% in 2004 over 2003.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:

	2005 over 2004		2004 over 2003

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$2,371	17.5%	$(215)	(1.6%)

Occupancy and Equipment	194	6.4%	246	8.8%

Data Processing	130	12.0%	39	3.8%

Stationery and Supplies	(5)	(1.0%)	(35)	(6.7%)

Advertising	320	76.9%	7	1.7%

Directors Fees	1	0.8%	7	5.8%

Other Expense	859	20.2%	26	0.6%

Total	$3,870	16.9%	$75	0.3%

In 2005, salaries and employee benefits increased $2,371,000 to $15,916,000 from $13,545,000 for 2004. This increase was due, for the most part, to an increase in regular salaries, incentive compensation and profit sharing payments. Increases in occupancy and equipment were associated with increased rents and equipment associated with opening new branches and offices. Increases in the data processing area were attributed to continued emphasis on Internet-related products and security services and network improvements. Increases in advertising were due to increased costs related to promoting new deposit products. Other expenses increased, for the most part, due to increased accounting, audit and consulting fees associated with Sarbanes-Oxley Act compliance.

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

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings. In 2005, taxes increased $1,242,000 to $4,792,000 from $3,550,000 for 2004. In 2004, taxes increased $305,000 to $3,550,000 from $3,245,000 for 2003. The Bank’s effective tax rate was 36%, 35%, and 35%, for the years ended December 31, 2005, 2004 and 2003, respectively. Non-taxable municipal bond income was $562,000, $610,000, and $693,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity. Management has adjusted to these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks. In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity. As of December 31, 2005, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits. This ratio was 79.2% on December 31, 2005, 77.8% on December 31, 2004, and 76.0% on December 31, 2003. At December 31, 2005 and 2004, the Bank’s ratio of core deposits to total assets was 78.1% and 77.2%, respectively. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity position decreased slightly in 2005; however management believes that it remains adequate. This is best illustrated by the change in the Bank’s net non-core and net short-term non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets. At December 31, 2005, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was -3.54%, compared to -2.83% in 2004. The Bank’s net short-term non-core funding dependence ratio, non-core funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled -6.32% at the end of 2005, compared to -6.73% at year-end 2004. These ratios indicated at December 31, 2005, the Bank had minimal reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2005, the Company’s significant fixed and determinable contractual obligations to third parties by payment date:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$463,874	463,874	—	—	—
Certificates of Deposit (a)	117,907	110,286	5,872	1,708	41
Short-Term Borrowings (a)	1,476	1,476	—	—	—
Long-Term Borrowings (b)	14,355	3,701	5,943	4,711	—
Operating Leases	6,130	1,040	1,778	1,436	1,876
Purchase Obligations	1,253	1,253	—	—	—
Total	$604,995	581,630	13,593	7,855	1,917

(a)	Excludes interest
(b)	Includes interest on fixed rate obligations.

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

The following table details the amounts and expected maturities of commitments as of December 31, 2005:

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$65,249	53,111	11,064	855	219
Agriculture	26,951	26,951	—	—	—
Real Estate Mortgage	63,791	7,451	4,133	18,098	34,109
Real Estate Construction	44,543	38,123	1,213	—	5,207
Installment	2,567	1,470	1,067	30	—
Standby Letters of Credit	14,077	7,936	6,139	2	—
Total	$217,178	135,042	23,616	18,985	39,535

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows:

	2005	2004

Undisbursed loan commitments	$203,101	$173,205
Standby letters of credit	14,077	9,378
Commitments to sell loans	—	—
	$217,178	$182,583

The Bank expects its liquidity position to remain strong in 2006 as the Bank expects to continue to grow into existing and new markets. The stock market has rebounded this past year and while the Bank did not experience a significant outflow of deposits, the potential of additional outflows still exists as the stock market continues to improve. Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2006.

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability. A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2005, stockholders’ equity totaled $56.8 million, an increase of $4.9 million from $51.9 million at December 31, 2004. An important source of capital is earnings retention. Net income of $8.7 million, in 2005, offset by stock repurchases of $3.9 million was the primary factor contributing to the increase. Also affecting capital in 2005 was paid in capital in the amount of $0.4 million resulting from a tax benefit on stock options exercised and a decrease in other comprehensive income of $0.9 million, consisting of unrealized losses on investment securities available-for-sale and directors’ and employees’ retirement plan equity adjustment. The Bank’s Tier 1 Leverage Capital ratio at year end 2005 was 8.3% and 8.0% for 2004.

On April 16, 2004, the Company approved a stock repurchase program effective April 30, 2004 to replace the Company’s previous stock purchase plan that expired on April 30, 2004. The stock repurchase program, which will remain in effect until April 30, 2006, allows repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. During 2005, the Bank paid $3.5 million in dividends to the Company to fund the repurchase of 174,979 shares of the Company’s outstanding common stock. During 2004, the Bank paid $1.0 million in dividends to the Company to fund the repurchase of 123,062 shares of the Company’s outstanding common stock. The purpose of the stock repurchase program is to give management the ability to more effectively manage capital and create liquidity for shareholders who want to sell their stock. Management believes that the stock repurchase program has been a prudent use of excess capital.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines. The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity Analysis at December 31, 2005

	Expected Maturity/Repricing/Principal Payment
In Thousands	Within 1 Year	1 Year to 3 Years	3 Years to 5 Years	After 5 Years	Total Balance	Fair Value
Interest-Sensitive Assets:
Federal funds sold	87,185	—	—	—	87,185	87,185
Average interest rate	4.00%	—	—	—	4.00%	—
Fixed rate investments	12,376	21,310	9,133	5,969	48,788	48,788
Average interest rate	5.02%	5.66%	5.66%	6.58%	5.61%	—
Fixed rate loans (1)	39,566	28,860	16,436	18,527	103,389	103,284
Average interest rate	6.29%	7.21%	7.55%	6.94%	6.86%	—
Variable rate loans (1)	160,465	45,282	35,862	111,063	352,672	354,574
Average interest rate	8.23%	7.51%	7.79%	7.61%	7.90%	—
Loans held-for-sale	4,440	—	—	—	4,440	4,440
Average interest rate	6.16%	—	—	—	6.16%	—

Interest-Sensitive Liabilities:
NOW account deposits (2)	22,506	8,258	5,394	49,402	85,560	72,380
Average interest rate	1.15%	1.15%	1.15%	1.15%	1.15%	—
Money market deposits (2)	37,584	6,443	5,369	57,988	107,384	92,067
Average interest rate	1.15%	1.15%	1.15%	1.15%	1.15%	—
Savings deposits (2)	27,473	10,204	7,849	32,968	78,494	68,572
Average interest rate	1.15%	1.15%	1.15%	1.15%	1.15%	—
Certificates of deposit	110,286	5,872	1,708	41	117,907	116,342
Average interest rate	2.61%	2.58%	3.30%	2.50%	2.62%	—

Borrowed funds (3)	4,633	5,000	5,336	—	14,969	14,416
Average interest rate	4.94%	2.67%	3.14%	—	3.54%	—

Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend	—	—	—	—	203,101	1,523
Standby letters of credit	—	—	—	—	14,077	141

(1)	Based upon contractual maturity dates and interest rate repricing.
(2)
NOW, money market and savings deposits do not carry contractual maturity dates. The actual maturities of NOW, money market, and savings deposits could vary substantially if future withdrawals differ from the Company’s historical experience.

(3)	Excludes interest on fixed rate obligations.

At December 31, 2005, federal funds sold of $87.2 million with a yield of 4.00% and investments of $12.4 million with a weighted-average, tax equivalent yield of 5.02% were scheduled to mature within one year. In addition, net loans (including loans held-for-sale) of $204.5 million with a weighted-average yield of 7.81% were scheduled to mature or reprice within the same timeframe. Overall, interest-earning assets scheduled to mature within one year totaled $304.0 million with a weighted-average, tax-equivalent yield of 6.71%. With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits, of $87.6 million with a weighted-average cost of 1.15% were scheduled to mature within one year. Certificates of deposit totaling $110.3 million with a weighted-average cost of 2.61% were scheduled to mature in the same timeframe. In addition, borrowed funds totaling $4.6 million with a weighted-average cost of 4.94% were scheduled to mature within one year. Total interest-bearing liabilities scheduled to mature within one year equaled $202.5 million with a weighted-average cost of 2.03%.

Historical withdrawal patterns with respect to interest-bearing and non-interest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates and repricing dates, which may differ materially from actual results due to prepayments.

The Bank seeks to control IRR by matching assets and liabilities. One tool used to ensure market rate return is variable rate loans. Loans totaling $204.5 million or 44.4% of the total loan portfolio at December 31, 2005 (including loans held-for-sale) are subject to repricing within one year. Loan maturities in the after five-year category decreased slightly to $129.6 million at December 31, 2005 from $131.4 million at December 31, 2004.

The Bank is required by FASB 115 to mark to market the Available for Sale investments at the end of each quarter. Mark to market adjustments resulted in a reduction of $914,000 in other comprehensive income as reflected in the December 31, 2005 consolidated balance sheet. Mark to market adjustments during the year ended December 31, 2004 resulted in a reduction of $768,000. These adjustments were the result of fluctuating interest rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information set forth on pages 47 through 77 in the Annual Report is incorporated herein by reference.

Financial Statements Filed:

Management’s Report	Page 44

Independent Registered Public Accounting Firm’s Reports	Page 45

Consolidated Balance Sheets as of December 31, 2005 and 2004	Page 47

Consolidated Statements of Operations for years ended December 31, 2005, 2004, and 2003	Page 48

Consolidated Statements of Stockholders' Equity and Comprehensive Income for years ended December 31, 2005, 2004, and 2003	Page 49

Consolidated Statements of Cash Flows for years ended December 31, 2005, 2004, and 2003	Page 50

Notes to Consolidated Financial Statements	Page 51

Management’s Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Northern Community Bancorp and subsidiary (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2005.

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

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management. KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2005, and the Company’s assertion as to the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in their reports, which are included herein.

/s/ Owen J. Onsum

Owen J. Onsum
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Louise A. Walker

Louise A. Walker
Senior Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Northern Community Bancorp and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that First Northern Community Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Northern Community Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Northern Community Bancorp and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Sacramento, California
March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Northern Community Bancorp and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, under the prospective method of adoption as of January 1, 2003.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Northern Community Bancorp and subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Sacramento, California
March 15, 2006

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except share amounts)

	2005	2004
Assets

Cash and due from banks	$35,507	$25,399
Federal funds sold	87,185	91,305
Investment securities - available-for-sale (includes securities pledged to creditors with the right to sell or repledge of $3,963 and $4,095, respectively)	48,788	55,154
Loans, net	456,061	429,702
Loans held-for-sale	4,440	3,719
Premises and equipment, net	8,311	7,435
Other real estate owned	268	—
Other assets	20,087	16,789
Total assets	$660,647	$629,503

Liabilities and Stockholders' Equity
Deposits:
Demand	$192,436	$169,266
Interest-bearing transaction deposits	85,560	65,008
Savings and MMDAs	185,878	193,658
Time, under $100,000	51,921	57,468
Time, $100,000 and over	65,986	71,786
Total Deposits	581,781	557,186
FHLB advances and other borrowings	14,969	15,456
Accrued interest payable and other liabilities	7,095	4,960
Total Liabilities	603,845	577,602

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 7,558,759 and 7,202,334 shares issued and outstanding in 2005 and 2004, respectively;	36,100	32,848
Additional paid-in capital	977	977
Retained earnings	19,606	17,091
Accumulated other comprehensive income, net	119	985
Total stockholders’ equity	56,802	51,901

Commitments and contingencies
Total liabilities and stockholders’ equity	$660,647	$629,503

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003 (in thousands, except share amounts)

	2005	2004	2003

Interest income:
Interest and fees on loans	$35,838	$27,873	$26,538
Federal funds sold	2,587	972	275
Investment securities:
Taxable	1,915	2,164	2,820
Non-taxable	562	610	693
Total interest income	40,902	31,619	30,326

Interest expense:
Time deposits $100,000 and over	1,452	1,122	1,027
Other deposits	3,782	1,863	1,815
Other borrowings	495	441	267
Total interest expense	5,729	3,426	3,109
Net interest income	35,173	28,193	27,217

Provision for loan losses	600	207	2,153

Net interest income after provision
for loan losses	34,573	27,986	25,064

Other operating income:
Service charges on deposit accounts	2,400	2,203	1,772
Net realized gains on available-for-sale securities	15	3	793
Net realized gains on loans held-for-sale	763	742	2,391
Net realized gains on other real estate owned	323	32	59
Other income	2,219	2,234	2,145
Total other operating income	5,720	5,214	7,160

Other operating expenses:
Salaries and employee benefits	15,916	13,545	13,760
Occupancy and equipment	3,236	3,042	2,796
Data processing	1,209	1,079	1,040
Stationery and supplies	481	486	521
Advertising	736	416	409
Directors fees	128	127	120
Other	5,107	4,248	4,222
Total other operating expenses	26,813	22,943	22,868
Income before income tax expense	13,480	10,257	9,356

Provision for income tax expense	4,792	3,550	3,245
Net income	$8,688	$6,707	$6,111

Basic income per share	$1.08	$0.79	$0.75

Diluted income per share	$1.04	$0.77	$0.74

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share amounts)
						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
Description	Shares	Amounts	Income	Capital	Earnings	Income	Total
Balance at December 31, 2002	6,475,572	$24,527		$977	$14,581	$3,357	$43,442

Comprehensive income:
Net income			$6,111		6,111		6,111
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $1,309			(1,962)
Reclassification adjustment due to losses realized, net of tax effect of $317			474
Total other comprehensive loss, net of tax effect of $992			(1,488)			(1,488)	(1,488)
Comprehensive income			$4,623
6% stock dividend	387,402	4,746			(4,746)		—
Cash in lieu of fractional shares					(13)		(13)
Stock-based compensation and related tax benefits		182					182
Common shares issued, including tax benefits	107,190	418					418
Stock repurchase and retirement	(135,650)	(1,680)					(1,680)

Balance at December 31, 2003	6,834,514	$28,193		$977	$15,933	$1,869	$46,972

Comprehensive income:
Net income			$6,707		$6,707		$6,707
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $513			(770)
Reclassification adjustment due to gains realized, net of tax effect of $1			2
Directors’ and officers’ retirement plan equity adjustments			(116)
Total other comprehensive loss, net of tax effect of $512			(884)			(884)	(884)
Comprehensive income			$5,823
6% stock dividend	410,214	5,537			(5,537)		—
Cash in lieu of fractional shares					(12)		(12)
Stock-based compensation and related tax benefits		360					360
Common shares issued, including tax benefits	80,668	398					398
Stock repurchase and retirement	(123,062)	(1,640)					(1,640)
Balance at December 31, 2004	7,202,334	$32,848		$977	$17,091	$985	$51,901

Comprehensive income:
Net income			$8,688		$8,688		$8,688
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $615			(923)
Reclassification adjustment due to gains realized, net of tax effect of $6			9
Directors’ and officers’ retirement plan equity adjustments			48
Total other comprehensive loss, net of tax effect of $609			(866)			(866)	(866)
Comprehensive income			$7,822
6% stock dividend	432,132	6,158			(6,158)		—
Cash in lieu of fractional shares					(15)		(15)
Stock-based compensation and related tax benefits		554					554
Common shares issued, including tax benefits	99,262	394					394
Stock repurchase and retirement	(174,969)	(3,854)					(3,854)
Balance at December 31, 2005	7,558,759	$36,100		$977	$19,606	$119	$56,802

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share amounts)

	2005	2004	2003

Cash flows from operating activities:
Net income	$8,688	$6,707	$6,111
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	600	207	2,153
Depreciation and amortization	1,016	1,283	1,262
Accretion and amortization, net	25	60	91
Net realized gains on available-for-sale securities	(15)	(3)	(793)
Net realized gains on loans held-for-sale	(763)	(742)	(2,391)
Gain on sale of OREO	(323)	(32)	(59)
Gain on sale of bank premises and equipment	(5)	—	—
(Benefit from) provision for deferred income taxes	(666)	(625)	610
Proceeds from sales of loans held-for-sale	62,428	58,387	188,879
Originations of loans held-for-sale	(62,386)	(56,694)	(154,187)
(Decrease) increase in deferred loan origination fees and costs, net	(372)	325	(8)
(Increase) decrease in accrued interest receivable and other assets	(1,421)	626	(1,175)
Increase (decrease) in accrued interest payable and other liabilities	2,135	913	(1,087)
Net cash provided by operating activities	8,941	10,412	39,406

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	10,755	8,715	10,593
Proceeds from sales of available-for-sale securities	405	—	5,002
Principal repayments on available-for-sale securities	655	836	2,730
Purchase of available-for-sale securities	(6,982)	(15,807)	(379)
Net increase in loans	(26,855)	(54,464)	(58,595)
Purchases of bank premises and equipment	(1,892)	(745)	(807)
Proceeds from bank premises and equipment	5	—	—
Proceeds from sale of other real estate owned	323	32	59
Net cash used in investing activities	(23,586)	(61,433)	(41,397)

Cash flows from financing activities:
Net increase in deposits	24,595	58,337	56,608
Net (decrease) increase in FHLB advances and other borrowings	(487)	5,883	4,514
Cash dividends paid in lieu of fractional shares	(15)	(12)	(13)
Common stock issued	394	398	418
Repurchase of common stock	(3,854)	(1,640)	(1,680)
Net cash provided by financing activities	20,633	62,966	59,847

Net change in cash and cash equivalents	5,988	11,945	57,856

Cash and cash equivalents at beginning of year	116,704	104,759	46,903
Cash and cash equivalents at end of year	$122,692	$116,704	$104,759

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
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

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates applied in the preparation of the accompanying consolidated financial statements. For the Bank the significant accounting estimate is the allowance for loan losses. See footnote (1)(e). A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

(a)	Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers due from banks, federal funds sold for one-day periods and short-term bankers acceptances to be cash equivalents.

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

Derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and hedging activities, are recognized as either assets or liabilities in the statement of financial position and measured at fair value. The Company did not hold any derivatives at December 31, 2005 and 2004.

(c)	Loans

Loans are reported at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. An impaired loan is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by a charge to the allowance for loan losses.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2005, 2004 and 2003 for cash proceeds equal to the fair value of the loans.

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

The Company had mortgage loans held-for-sale of $4,440 and $3,719 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the Company serviced real estate mortgage loans for others of $112,743 and $105,183, respectively.

Mortgage servicing rights as of December 31, 2005 were $973. The balance as of December 31, 2004 was $787.

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

During the first quarter of fiscal 2003, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the prospective method of adoption selected by the Company, stock-based employee compensation recognized for all stock options granted after January 1, 2003 is based on the fair value recognition provisions of Statement 123. For stock options issued prior to January 1, 2003, the Company is using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

The following table presents basic and diluted EPS for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003

Net income as reported	$8,688	$6,707	$6,111

Add: Stock-based employee compensation included in reported net income, net of related tax effects	286	204	109
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(367)	(363)	(238)

Net income Pro forma under SFAS No. 123	$8,607	$6,548	$5,982

Basic earnings per share:
As reported	$1.08	$0.79	$0.75

Pro forma under SFAS No. 123	$1.07	$0.77	$0.74

Diluted earnings per share:
As reported	$1.04	$0.77	$0.74

Pro forma under SFAS No. 123	$1.03	$0.75	$0.72

The weighted average fair value at date of grant for options granted during the years ended December 31, 2005, 2004 and 2003, was $4.47, $3.82 and $3.37 per share, respectively. The fair value of each option grant was estimated on the date of the grant using a Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	23.04%	23.80%	23.80%
Risk-free interest rate	3.73%	3.65%	3.43%
Expected term in years	6.00	5.70	5.73

(l)	Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. See“Outstanding Shares and Earnings Per Share” Note 9 of Notes to Consolidated Financial Statements (page 67).

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

(o)	Impact of Recently Issued Accounting Standards

FASB Statement 154, Accounting Changes and Error Corrections, replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements.  The Statement changes the accounting for, and reporting of, a change in accounting principle.  Statement 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.   Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will apply the requirements of Statement 154 on any future accounting changes or error corrections.

(p)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities. No aggregate reserves were required at December 31, 2005 and 2004. The Bank has met its average reserve requirements during 2005 and 2004 and the minimum required balance at December 31, 2005 and 2004.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2005 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available for sale:
U.S. Treasury securities	$250	$—	$—	$250
Securities of U.S. government agencies and corporations	21,924	16	(384)	21,556
Obligations of states and political subdivisions	22,377	678	(8)	23,047
Mortgage backed securities	1,795	8	—	1,803

Total debt securities	46,346	702	(392)	46,656

Other securities	2,132	—	—	2,132

	$48,478	$702	$(392)	$48,788

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

Gross realized gains from sales of available-for-sales securities were $15, $3 and $793 for the years ended December 31, 2005, 2004 and 2003, respectively. Gross realized losses from sales of available-for-sale securities were $-0- for each of the years ended December 31, 2005, 2004 and 2003.

The amortized cost and estimated market value of debt and other securities at December 31, 2005, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated market value

Due in one year or less	$12,427	12,376
Due after one year through five years	30,221	30,443
Due after five years through ten years	2,490	2,569
Due after ten years	1,208	1,268
Other	2,132	2,132
	$48,478	48,788

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities due after one year through five years included mortgage-backed securities totaling $1,750. The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2005, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$8,797	$(117)	$10,746	$(267)	$19,543	$(384)
Obligations of states and political subdivisions	267	(8)	—	—	267	(8)
Subtotal, debt securities	9,064	(125)	10,746	(267)	19,810	(392)

Other securities	—	—	—	—	—	—
Total	$9,064	$(125)	$10,746	$(267)	$19,810	$(392)

No decline in value was considered “other than temporary” during 2005. The unrealized losses on investments in U.S. government agency securities were caused by market interest rate increases that occurred after these securities were purchased. Ten securities that had a fair market value of $9,064 and a total unrealized loss of $125 have been in an unrealized loss position for less than twelve months as of December 31, 2005. In addition, eleven securities with a fair market value of $10,746 and a total unrealized loss of $267 that have been in an unrealized loss position for more than twelve months as of December 31, 2005. Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Investment securities carried at $22,042 and $22,918 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and holds stock, which is included in other securities, carried at cost of $2,022 and $1,718 at December 31, 2005 and 2004, respectively.

(4)	Loans

The composition of the Bank’s loan portfolio at December 31, is as follows:

	2005	2004

Commercial	$88,816	91,588
Agriculture	33,458	33,598
Real estate:
Mortgage	233,049	221,348
Commercial and Construction	105,472	87,361
Installment and other loans	4,297	4,739

	465,092	438,634
Allowance for loan losses	(7,917)	(7,445)
Net deferred origination fees and costs	(1,114)	(1,487)

Loans, net	$456,061	429,702

As of December 31, 2005, approximately 23% of the Bank’s loans are for real estate construction. Additionally approximately 50% of the Bank’s loans are mortgage type loans which are secured by residential real estate. Approximately 26% of the Bank’s loans are for general commercial uses including professional, retail, agricultural and small businesses. Generally, real estate loans are secured by real property and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans. The Bank’s access to this collateral is through foreclosure and/or judicial procedures. The Bank’s exposure to credit loss if the real estate or other security proved to be of no value is the outstanding loan balance.

Loans that were sold and were being serviced by the Bank totaled approximately $112,743 and $105,183 at December 31, 2005 and 2004, respectively.

Non-accrual loans totaled approximately $2,073, $4,907, and $3,877 at December 31, 2005, 2004 and 2003, respectively. If interest on these non-accrual loans had been accrued, such income would have approximated $101, $280, and $228 during the years ended December 31, 2005, 2004 and 2003, respectively.

Loans 90 days past due and still accruing totaled approximately $178, $55, and $4 at December 31, 2005, 2004 and 2003, respectively.

The Bank did not restructure any loans in 2005 or 2004.

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. Impaired loans totaled approximately $2,073 and $4,907 at December 31, 2005 and 2004, respectively, and had related valuation allowances of approximately $201, and $284 at December 31, 2005 and 2004, respectively. The average outstanding balance of impaired loans was approximately $3,221, $2,108, and $4,701, on which $100, $64, and $164 of interest income was recognized for the years ended December 31, 2005, 2004 and 2003, respectively.

Loans in the amount of $163,385 and $201,276 at December 31, 2005 and 2004, respectively, were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

	2005	2004	2003

Balance, beginning of year	$7,445	7,006	6,630
Provision for loan losses	600	207	2,153
Loans charged-off	(855)	(382)	(1,909)
Recoveries of loans previously charged-off	727	614	132

Balance, end of year	$7,917	7,445	7,006

Changes in the allowance for loan losses for the following years ended December 31, are summarized as follows:

(5)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2005	2004

Land	$2,718	$1,478
Buildings	4,454	4,454
Furniture and equipment	9,639	8,885
Leasehold improvements	1,465	1,582

	18,276	16,399
Less accumulated depreciation	9,965	8,964

	$8,311	$7,435

Depreciation and amortization expense, included in occupancy and equipment expense, is $1,016, $1,016 and $968 for the years ended December 31, 2005, 2004 and 2003, respectively.

(6)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2005	2004

Accrued interest	$3,119	$2,636
Software, net of amortization	421	326
Officer’s Life Insurance	9,159	8,895
Prepaid and other	2,872	1,577
Investment in Limited Partnerships	1,875	1,989
Deferred tax assets, net (see note 8)	2,641	1,366

	$20,087	$16,789

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, is $248, $267 and $294 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Bank held other real estate owned (OREO) in the amount of $268 as of December 31, 2005. The Bank did not hold any OREO as of December 31, 2004 and 2003. The Bank had no allowance for loan losses on OREO recorded for these years.

(7)	Supplemental Compensation Plans

SALARY CONTINUATION AND RELATED SPLIT DOLLAR PLAN FOR CERTAIN OFFICERS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

EXECUTIVE SALARY CONTINUATION PLAN

Pension Benefit Plans

On July 19, 2001, the Company and the Bank approved an unfunded non-contributory defined benefit pension plan ("Salary Continuation Plan") and related split dollar plan for a select group of highly compensated employees. The plan provides defined benefit levels between $50 and $125 depending on responsibilities at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

The Bank uses a December 31 measurement date for this plan.

	For the Year Ended December 31,
	2005	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$885	$596	$380
Service cost	160	156	160
Interest cost	53	47	36
Amendments	—	—	—
Actuarial loss	(19)	86	20
Benefit obligation at end of year	$1,079	$885	$596

Change in plan assets
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	(1,079)	(885)	(596)
Unrecognized net actuarial loss/(gain) *	21	40	(46)
Unrecognized prior service cost	148	161	174
Net amount recognized	$(910)	$(684)	$(468)

Amounts recognized in the consolidatedbalance sheets consist of:
Accrued benefit liability	(1,079)	(885)	(596)
Intangible asset	148	161	128
Accumulated other comprehensive income	21	40	—
Net amount recognized	$(910)	$(684)	$(468)

•	In fiscal 2003, the Bank expensed amounts less than required by SFAS No. 87 by $43. The effect of these amounts is reflected in this line item.

	For the Year Ended December 31,
	2005	2004	2003

Components of net periodic benefit cost
Service cost	$160	$156	$160
Interest cost	54	47	36
Amortization of prior service cost	13	13	13
Net periodic benefit cost	227	216	209
Additional amounts recognized	—	—	43
Total benefit cost	$227	$216	$252

Additional Information
Accumulated benefit obligation at year end	$1,079	$885	$596
Increase in minimum liability included in other comprehensive loss	(19)	40	—

Assumptions used to determine benefit obligations at December 31	2005	2004	2003

Discount rate used to determine net periodic benefit cost for years ended December 31	5.10%	6.25%	6.75%

Discount rate used to determine benefit obligations at December 31	5.30%	5.10%	6.25%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the plan are the benefit payments made to participants. The Bank made no benefit payments during fiscal 2005. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2006	$50
2007	54
2008	54
2009	85
2010	179
2011-2015	895

Disclosure of settlements and curtailments:

There were no events during fiscal 2005 that would constitute a curtailment or settlement within the meaning of SFAS No. 88.

DIRECTOR RETIREMENT PLAN WITH RELATED SPLIT DOLLAR PLAN FOR ALL DIRECTORS FOR THE PROVISION OF DEATH, DISABILITY AND RETIREMENT BENEFITS.

DIRECTORS’ RETIREMENT PLAN

Pension Benefit Plans

On July 19, 2001, the Company and the Bank approved an unfunded non-contributory defined benefit pension plan ("Directors’ Retirement Plan") and related split dollar plan for the directors of the bank. The plan provides a retirement benefit equal to $1 per year of service as a director, up to a maximum benefit amount of $15. The retirement benefit is payable for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

The Bank uses a December 31 measurement date for this plan.

	For the Year Ended December 31,
	2005	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$347	$244	$172
Service cost	73	71	63
Interest cost	21	19	16
Actuarial loss	(23)	28	8
Benefits paid	(15)	(15)	(15)
Benefit obligation at end of year	$403	$347	$244

Change in plan assets
Employer contribution	15	15	15
Benefits paid	(15)	(15)	(15)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	(403)	(347)	(244)
Unrecognized net actuarial loss *	47	76	51
Net amount recognized	$(356)	$(271)	$(193)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	(403)	(347)	(244)
Accumulated other comprehensive income	47	76	51
Net amount recognized	$(356)	$(271)	$(193)

•	In fiscal 2003, the Bank expensed amounts less than required by SFAS No. 87 by $16. The effect of these amounts is reflected in this line item.

	For the Year Ended December 31,
	2005	2004	2003

Components of net periodic benefit cost
Service cost	$73	$71	$63
Interest cost	21	19	16
Recognized actuarial (gain)/loss	5	3	1
Net periodic benefit cost	99	93	80
Additional amounts recognized	—	—	(16)
Total benefit cost	$99	$93	$64

Additional Information
Accumulated benefit obligation at year end	$403	$347	$244
Increase in minimum liability included in other comprehensive loss	(28)	25	23

Assumptions used to determine benefit obligations at December 31	2005	2004	2003

Discount rate used to determine net periodic benefit cost for years ended December 31	5.10%	6.25%	6.75%

Discount rate used to determine benefit obligations at December 31	5.30%	5.10%	6.25%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the plan are the benefit payments made to participants. The Bank paid $15 in benefit payments during fiscal 2005. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2006	$15
2007	15
2008	21
2009	45
2010	59
2011-2015	349

Disclosure of settlements and curtailments:

There were no events during fiscal 2005 that would constitute a curtailment or settlement within the meaning of SFAS No. 88.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN—2001 EXECUTIVE DEFERRAL PLAN.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, — the 2001 Executive Deferral Plan previously called “1995 Executive Deferral Plan”, for certain officers to provide them the ability to make elective deferrals of compensation due to tax-law limitations on benefit levels under qualified plans. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The plan is a non-qualified plan funded with bank owned life insurance policies taken on the life of the officer. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2005 and 2004 totaled $1,699 and $1,645, respectively. The accrued liability for the plan as of December 31, 2005 and 2004 totaled $91 and $211, respectively. The expenses for the plan for the years ended December 31, 2005, 2004 and 2003 totaled $30, $32 and $22, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN-2001 DIRECTOR DEFERRAL PLAN.

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan, — the 2001 Director Deferral Plan for directors to provide them the ability to make elective deferrals of fees. Deferred amounts earn interest at annual rate determined by the Bank’s Board. The plan is a non-qualified plan funded with bank owned life insurance policies taken on the life of the director. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2005 and 2004 totaled $90 and $87, respectively. The accrued liability for the plan as of December 31, 2005 and 2004 totaled $4 and $4, respectively. The expenses for the plan for the years ended December 31, 2005, 2004 and 2003 totaled $705 dollars, $681 dollars and $443 dollars, respectively.

(8)	Income Taxes

The provision for income tax expense consists of the following for the years ended December 31:

	2005	2004	2003
Current:
Federal	$4,076	$3,193	$1,868
State	1,382	982	767
	5,458	4,175	2,635
Deferred:
Federal	(488)	(495)	665
State	(178)	(130)	(55)
	(666)	(625)	610
	$4,792	$3,550	$3,245

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 consist of:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$3,326	$2,868
Deferred compensation	230	191
Retirement compensation	521	388
Stock option compensation	276	159
Current state franchise taxes	454	382
Non-accrual interest	13	80
Other	—	13
Deferred tax assets	4,820	4,081
Less valuation Allowance	(83)	(83)
Total deferred tax assets	4,737	3,998
Deferred tax liabilities:
Fixed assets	1,683	1,722
FHLB Dividends	141	—
Other	148	176
Investment securities unrealized gains	124	734
Total deferred tax liabilities	2,096	2,632
Net deferred tax assets (see note 6)	$2,641	$1,366

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that the valuation allowance is sufficient to cover that portion that may not be fully realized. There was no change to the valuation allowance for the year ended 2005.

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2005	2004	2003

Income tax expense at statutory rates	$4,583	$3,487	$3,181
Reduction for tax exempt interest	(205)	(207)	(236)
State franchise tax, net of federal income tax benefit	750	734	669
CSV of life insurance	(90)	(119)	(126)
Other	(246)	(345)	(243)

	$4,792	$3,550	$3,245

(9)	Outstanding Shares and Earnings Per Share

On January 26, 2005, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2005. Additionally, on April 21, 2005, the Board of Directors of the Company declared a two-for-one stock split. The stock split doubled the outstanding common stock recorded on the books of the Company as of the record date, May 10, 2005. All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits.

Earnings Per Share (“EPS”)

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	2005	2004	2003
Basic earnings per share:

Net income	$8,688	$6,707	$6,111
Weighted average common shares outstanding	8,053,023	8,536,738	8,127,406
Basic EPS	$1.08	$0.79	$0.75

Diluted earnings per share:

Net income	$8,688	$6,707	$6,111
Weighted average common shares outstanding	8,053,023	8,536,738	8,127,406
Effect of dilutive options	311,246	188,500	168,796
	8,364,269	8,725,238	8,296,202
Diluted EPS	$1.04	$0.77	$0.74

(10)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $2,339 and $3,120 at December 31, 2005 and 2004, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2005	2004	2003

Outstanding balance, beginning of year	$217	$1,187	$887
Credit granted	626	578	1,501
Repayments	(539)	(1,548)	(1,201)

Outstanding balance, end of year	$304	$217	$1,187

(11)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 12 months and 1,000 hours of service are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the consolidated statements of operations, were $1,569, $1,207 and $1,097 in 2005, 2004 and 2003, respectively.

(12)	Stock Compensation Plans

Fixed Stock Option Plans

The Company has two fixed stock option plans. Under the 2000 Employee Stock Option Plan, the Company may grant options to an employee for an amount up to 25,000 shares of common stock each year. There are 1,563,912 shares authorized under the plan. The plan will terminate February 27, 2007. The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings or duration of the option. Options are granted at the fair value of the related common stock on the date of grant.

Under the 2000 Outside Directors Non-statutory Stock Option Plan, the Company may grant options to an outside director for an amount up to 18,764 shares of common stock during the director’s lifetime. There are 469,166 shares authorized under the Plan. The Plan will terminate February 27, 2007. The exercise price of each option equals the fair value of the Company’s stock on the date of grant, and an option’s maximum term is five years. Options vest at the rate of 20% per year beginning on the grant date. Other than a grant of 18,764 shares to a new director, any future grants require shareholder approval.

Stock option activity for the employee and outside director’s stock option plans during the years indicated is as follows:

	Employee stock option plan		Outside directorsstock option plan
	Number of shares	Weighted average exercise price	Number ofshares	Weighted average exercise price

Balance at December 31, 2002	604,080	$6.26	18,760	$5.02
Granted	113,147	9.87	—	—
Exercised	(123,081)	4.82	(15,010)	5.02

Balance at December 31, 2003	594,146	7.25	3,750	5.02
Granted	89,888	11.68	—	—
Exercised	(76,464)	4.79	(3,750)	5.02

Balance at December 31, 2004	607,570	8.22	—	—
Granted	81,316	14.27	—	—
Exercised	(119,332)	6.88	—	—
Cancelled	(952)	9.87	—	—

Balance at December 31, 2005	568,602	$9.36	—	$—

The 2000 Employee Stock Option Plan permits stock-for-stock exercises of shares. During 2005, employees tendered 37,789 (adjusted for stock options exercised before stock dividend and stock split) mature shares in stock-for-stock exercises. Matured shares are those held by employees longer than six months.

At December 31, 2005, the range of exercise prices for all outstanding options ranged from $4.53 to $23.50. The following table provides certain information with respect to stock options outstanding at December 31, 2005:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual life

Under $ 6.00	108,422	$4.73	3.41
$ 6.00 to $ 9.00	84,569	6.35	5.01
$ 9.00 to $13.00	294,295	10.59	6.95
$13.00 to $19.00	76,316	13.66	9.02
$19.00 and over	5,000	23.50	9.68

	568,602	$9.36	6.29

Options exercisable as of December 31 were 351,357 in 2005, 370,370 in 2004, and 343,412 shares in 2003, at a weighted-average exercise price of $7.66, $6.96, and $6.26, respectively.

The following table provides certain information with respect to stock options exercisable at December 31, 2005:

Range of exercise prices	Stock options exercisable	Weighted average exercise price
Under $6.00	108,422	$4.73
$6.00 to $9.00	84,569	6.35
$9.00 and over	158,366	10.36

	351,357	$7.66

Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, the Company is authorized to issue to an eligible employee shares of common stock. There are 1,563,912 shares authorized under the Plan. The Plan will terminate February 27, 2007. The Plan is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period. Approximately 68 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2004 and will end November 23, 2006. At the annual stock purchase date, November 23, 2005, there were $212 in contributions, and 19,069 shares were purchased at an average price of $11.06, totaling $211.

(13)	Short-Term and Long-Term Borrowings

Short-term borrowings at December 31, 2005 and 2004, consisted of secured borrowings from the U.S. Treasury in the amounts of $1,476 and $1,677, respectively. The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans. At December 31, 2005, the Company had a current collateral borrowing capacity with the FHLB of $94,037. The Company also has unsecured formal lines of credit totaling $20,700 with correspondent banks and borrowing capacity of $2,000 with the Federal Reserve Bank (loans and discounts), which is fully collateralized, with a pledge of U.S. Agency Notes.

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $13,493 and $13,779, respectively, at December 31, 2005 and 2004. Such advances ranged in maturity from 0.3 years to 3.3 years at a weighted average interest rate of 3.48% at December 31, 2005. Maturity ranged from 1.3 years to 4.3 years at a weighted average interest rate of 3.47% at December 31, 2004. Average outstanding balances were $13,628 and $12,753, respectively, during 2005 and 2004. The weighted average interest rate paid was 3.48% in 2005 and 3.36% in 2004.

(14)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options. Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,058, $921, and $808 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending December 31:
2006	$1,187
2007	1,046
2008	988
2009	907
2010	627
Thereafter	1,449

$6,204

At December 31, 2005, the aggregate maturities for time deposits are as follows:

Year ending December 31:
2006	$110,286
2007	4,644
2008	1,228
2009	1,296
2010	412
Thereafter	41

$117,907

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, are as follows:

	2005	2004

Undisbursed loan commitments	$203,101	173,205
Standby letters of credit	14,077	9,378

	$217,178	182,583

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

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2005 there were no financial standby letters of credit outstanding. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2005, there was $14,077 issued in performance standby letters of credit and the Bank carried no liability. The terms of the guarantees will expire primarily in 2006. The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $911, which is recorded in “accrued interest payable and other liabilities.”

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2005, the Company has no off-balance sheet derivatives requiring additional disclosure.

(16)	Capital Adequacy and Restriction on Dividends

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2005 and 2004, respectively, as set forth in the following tables:

	The Company

	2005		2004
	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital (to Risk Weighted Assets)	$62,824	11.8%	$56,978	11.4%

Tier I Capital (to Risk Weighted Assets)	56,438	10.6%	50,676	10.1%

Tier I Leverage Capital (to Average Assets)	56,438	8.5%	50,676	8.1%

	The Bank

	2005		2004
	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital (to Risk Weighted Assets)	$61,672	11.6%	$56,350	11.2%

Tier I Capital (to Risk Weighted Assets)	55,287	10.4%	50,048	10.0%

Tier I Leverage Capital (to Average Assets)	55,287	8.3%	50,048	8.0%

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

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

	2005		2004
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$122,692	$122,692	$116,704	$116,704
Investment securities	48,788	48,788	55,154	55,154
Loans:
Net loans	456,061	457,858	429,702	435,100
Loans held-for-sale	4,440	4,440	3,719	3,719
Financial liabilities:
Deposits	581,781	496,881	557,186	503,473
FHLB advances and other borrowings	14,969	14,416	15,456	15,352

	2005
	Contract amount	Carrying amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$203,101	$975	$1,523

Standby letters of credit	$14,077	$—	$141

	2004
	Contract amount	Carrying amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$173,205	$831	$1,299

Standby letters of credit	$9,378	$—	$94

(18)	Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2005	2004	2003

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,641	$3,417	$3,166

Income taxes	$6,946	$3,931	$4,755

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	$6,158	$5,537	$4,746

Loans held-for-sale transferred to loans	$—	$6,002	$3,697
Loans held-for-investment transferred to other real estate owned	$268	$—	$—
Tax Benefit for Stock Options	$268	$156	$—

(19)	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,

2005:
Interest income	$9,154	$10,022	$10,590	$11,136
Net interest income	8,086	8,731	9,022	9,334
Provision for loan losses	519	(450)	(69)	600
Other operating income	1,218	1,346	1,506	1,650
Other operating expense	6,368	6,829	6,760	6,856
Income before taxes	2,417	3,698	3,837	3,528
Net income	1,692	2,323	2,418	2,255
Basic earnings per share	.21	.29	.30	.28
Diluted earnings per share	.20	.28	.29	.27

2004:
Interest income	$7,262	$7,500	$8,194	$8,663
Net interest income	6,488	6,640	7,311	7,754
Provision for loan losses	207	—	—	—
Other operating income	1,140	1,310	1,420	1,344
Other operating expense	5,295	5,456	6,043	6,149
Income before taxes	2,126	2,494	2,688	2,949
Net income	1,397	1,611	1,727	1,972
Basic earnings per share	.17	.19	.20	.23
Diluted earnings per share	.16	.18	.20	.23

(20)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets and summary statements of operations and cash flows information for the years ended December 31:

Balance Sheets	2005	2004
Assets
Cash	$1,151	$618
Investment in wholly owned subsidiary	55,651	51,273
Other assets	—	10

Total assets	$56,802	$51,901
Liabilities and stockholders’ equity
Stockholders’ equity	56,802	51,901

Total liabilities and stockholders’ equity	$56,802	$51,901

Statements of Operations	2005	2004	2003

Dividends from subsidiary	$3,500	$1,000	$500
Other operating expenses	(97)	(68)	(59)
Income tax benefit	40	28	24
Income before undistributed earnings of subsidiary	3,443	960	465
Equity in undistributed earnings of subsidiary	5,245	5,747	5,646

Net income	$8,688	$6,707	$6,111

Statements of Cash Flows	2005	2004	2003
Net income	$8,688	$6,707	$6,111
Adjustments to reconcile net income to net cash provided by operating activities
Decrease (increase) in other assets	11	(10)	(1)
Equity in undistributed earnings of subsidiary	(5,245)	(5,747)	(5,646)

Net cash provided by operating activities	3,454	950	464

Cash flows from financing activities:
Common stock issued	948	758	600
Stock repurchases	(3,854)	(1,640)	(1,680)
Cash in lieu of fractional shares	(15)	(12)	(13)

Net cash used in financing activities	(2,921)	(894)	(1,093)

Net change in cash	533	56	(629)

Cash at beginning of year	618	562	1,191

Cash at end of year	$1,151	$618	$562

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures have been designed to meet and management believes that they meet reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to them by others within those entities.

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

Management maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with US GAAP. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the following criteria: criteria established in Internal Control - Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on Management’s assessment, they believe that, as of December 31, 2005, the Company’s internal control system over financial reporting is effective based on those criteria. “Management’s Report on Internal Control over Financial Reporting” is presented on page 44.

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

The Company’s assessment of the effectiveness of internal control over financial reporting and the Company’s consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent registered public accounting firm during their audit were valid and appropriate. The independent registered public accounting firm’s reports are presented on pages 45 and 46.

During the quarter ended December 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for the 2006 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors”.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for the 2006 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Report of Compensation Committee of the Board of Directors on Executive Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2006 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors”.

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders. The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2005. The plans included in this table are the Company’s 2000 Stock Option Plan and the Company’s Outside Director 2000 Non-statutory Stock Option Plan. See“Stock Compensation Plans” Note 12 of Notes to Consolidated Financial Statements (page 68).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	568,602	$9.36	765,544
Equity compensation plans not approved by security holders	—	—	—
Total	568,602	$9.36	765,544

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2006 Annual Meeting of Shareholders entitled “Report of Compensation Committee of the Board of Directors on Executive Compensation”, “Indebtedness of Management,” “Indebtedness of Certain Directors” and “Transactions with Management.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for the 2006 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K

Exhibit
Exhibit Number

3.1
Articles of Incorporation of the Company - incorporated herein by reference to Exhibit 3(i) of Registrant’s Current Report on Form 8-K 12(g)(3) on May 24, 2000; Amendment to Articles of Incorporation - incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on May 11, 2005

3.3	Amended and Restated Bylaws of the Company - incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on September 15, 2005

10.1	First Northern Community Bancorp 2000 Stock Option Plan - incorporated herein by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.2
First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan - incorporated herein by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.3	First Northern Community Bancorp 2000 Employee Stock Purchase Plan - incorporated herein by Reference to Exhibit 4.5 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.4
First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” - incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form S-8 on May 25, 2000 *

10.5
First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms “Non-statutory Stock Option Agreement” and “Notice of Exercise of Stock Option” - incorporated herein by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-8 May 25, 2000 *

10.6
First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” - incorporated herein by reference to Exhibit 4.6 of Registration Statement on Form S-8 on May 25, 2000 *

10.7
Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish - incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.8
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum - incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *t

10.9
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Louise Walker - incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.10
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker - incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.11
Form of Director Retirement and Split Dollar Agreements between Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze - incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.12
Form of Salary Continuation and Split Dollar Agreement between Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker - incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.13
Amended Form of Director Retirement and Split Dollar Agreements between Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze - provided herewith *

10.14	Amended Form of Salary Continuation and Split Dollar Agreement between Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker - provided herewith *

11	Statement of Computation of Per Share Earnings (See Page 55 of this Form 10-K)

21	Subsidiaries of the Company - Provided herewith

23.1	Consent of independent registered public accounting firm - Provided herewith

31.1	Rule 13(a) - 14(a) / 15(d) -14(a) Certification of the Company’s Chief Executive Officer - Provided herewith

31.2	Rule 13(a) - 14(a) / 15(d) -14(a) Certification of the Company’s Chief Financial Officer - Provided herewith

32.1	Section 1350 Certification of the Chief Executive Officer - Provided herewith

32.2	Section 1350 Certification of the Chief Financial Officer - Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Owen J. Onsum
Owen J. Onsum
President/Chief Executive Officer/Director
(Principal Executive Officer)

By:	/s/ Louise A. Walker
Louise A. Walker
Senior Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Stanley R. Bean
Stanley R. Bean
Senior Vice President/Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ LORI J. ALDRETE	Director	March 16, 2006
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director and Chairman of the Board	March 16, 2006
Frank J. Andrews, Jr.

/s/ JOHN M. CARBAHAL	Director	March 16, 2006
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Vice Chairman of the Board	March 16, 2006
Gregory DuPratt

/s/ JOHN F. HAMEL	Director	March 16, 2006
John F. Hamel

/s/ DIANE P. HAMLYN	Director	March 16, 2006
Diane P. Hamlyn

/s/ FOY S. MCNAUGHTON	Director	March 16, 2006
Foy S. McNaughton

/s/ DAVID W. SCHULZE	Director	March 16, 2006
David W. Schulze