Form 10-Q
period 2006-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2006-05-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-30707

First Northern Community Bancorp
(Exact name of registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N. First Street, Dixon, CA	95620
(Address of principal executive offices)	(Zip Code)

707-678-3041
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of May 8, 2006 was 7,979,410.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS
	March 31, 2006	December 31, 2005

Cash and due from banks	$28,196	$35,507
Federal funds sold	73,955	87,185
Investment securities - available for sale	64,095	48,788
Loans, net of allowance for loan losses of $7,798 at March 31, 2006 and $7,917 at December 31, 2005	463,329	456,061
Loans held-for-sale	4,702	4,440
Premises and equipment, net	8,142	8,311
Other real estate owned	—	268
Accrued interest receivable and other assets	19,619	20,087
TOTAL ASSETS	$662,038	$660,647

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand	$186,300	$192,436
Interest-bearing transaction deposits	89,739	85,560
Savings and MMDA's	193,221	185,878
Time, under $100,000	50,938	51,921
Time, $100,000 and over	68,764	65,986
Total deposits	588,962	581,781
FHLB Advances and other borrowings	10,425	14,969
Accrued interest payable and other liabilities	4,900	7,095
TOTAL LIABILITIES	604,287	603,845

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized; 7,999,835 shares issued and outstanding at March 31, 2006 and 7,558,759 shares issued and outstanding at December 31, 2005	47,377	36,100
Additional paid in capital	977	977
Retained earnings	9,475	19,606
Accumulated other comprehensive (loss) income, net	(78)	119
TOTAL STOCKHOLDERS' EQUITY	57,751	56,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$662,038	$660,647

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005

Interest Income
Loans	$9,684	$8,022
Federal funds sold	960	452
Investment securities
Taxable	556	533
Non-taxable	131	147
Total interest income	11,331	9,154
Interest Expense
Deposits	1,805	945
Other borrowings	134	123
Total interest expense	1,939	1,068
Net interest income	9,392	8,086
(Recovery of) provision for loan losses	(575)	519
Net interest income after (recovery of) provision for loan losses	9,967	7,567

Other operating income
Service charges on deposit accounts	621	575
Gains on sales of other real estate owned	7	—
Gains on sales of loans held-for-sale	37	72
Investment and brokerage services income	45	70
Mortgage brokerage income	85	68
Loan servicing income	68	87
Fiduciary activities income	33	24
ATM fees	69	62
Signature based transaction fees	81	63
Other income	163	197
Total other operating income	1,209	1,218

Other operating expenses
Salaries and employee benefits	4,543	3,773
Occupancy and equipment	855	775
Data processing	329	301
Stationery and supplies	123	115
Advertising	216	97
Directors’ fees	34	28
Other expense	1,227	1,279
Total other operating expenses	7,327	6,368

Income before income tax expense	3,849	2,417
Provision for income tax expense	1,447	725

Net income	$2,402	$1,692
Basic Income per share	$0.30	$0.21
Diluted Income per share	$0.29	$0.20

See notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income
(in thousands, except share amounts)

	Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Common Stock

Description	Shares	Amounts

Balance at December 31, 2005	7,558,759	$36,100		$977	$19,606	$119	$56,802

Comprehensive income:
Net income			$2,402		2,402		2,402
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $131			(197)
Total other comprehensive loss, net of tax effect of $131			(197)			(197)	(197)
Comprehensive income			$2,205

6% stock dividend	455,472	12,525			(12,525)		—
Cash in lieu of fractional shares					(8)		(8)
Stock-based compensation and related tax benefits		301					301
Stock options exercised, net of swapped shares	42,694	—					—
Stock repurchase and retirement	(57,090)	(1,549)					(1,549)

Balance at March 31, 2006	7,999,835	$47,377		$977	$9,475	$(78)	$57,751

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Operating Activities
Net Income	$2,402	$1,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	253	252
(Recovery of) provision for loan losses	(575)	519
Gain on sale of loans	(37)	(72)
Gain on sale of other real estate owned	(7)	—
Proceeds from sales of loans held-for-sale	3,260	10,556
Originations of loans held-for-sale	(3,485)	(12,794)
Decrease (increase) in accrued interest receivable and other assets	441	(375)
Decrease in accrued interest payable and other liabilities	(2,195)	(368)
Net cash provided by (used in) operating activities	57	(590)

Investing Activities
Net (increase) decrease in investment securities	(15,176)	1,699
Net increase in loans	(6,693)	(22,563)
Proceeds from sales of other real estate owned	275	—
Purchases of premises and equipment, net	(84)	(301)
Net cash used in investing activities	(21,678)	(21,165)

Financing Activities
Net increase in deposits	7,181	6,453
Net decrease in FHLB advances and other borrowings	(4,544)	(168)
Cash dividends paid	(8)	(9)
Repurchase of stock	(1,549)	(353)
Net cash provided by financing activities	1,080	5,923

Net decrease in cash and cash equivalents	(20,541)	(15,832)
Cash and cash equivalents at beginning of period	122,692	116,704

Cash and cash equivalents at end of period	$102,151	$100,872

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,946	$1,086
Income Taxes	$—	$440

Supplemental disclosures of non-cash investing and financing activities:
Stock plan accruals	$95	$72
Tax benefit for stock options	$206	$—
Stock dividend distributed	$12,525	$6,158

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 and December 31, 2005

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report to stockholders and Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. All material intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

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

Changes in the allowance for loan losses during the three-month periods ended March 31, 2006 and 2005 and for the year ended December 31, 2005 were as follows:

(in thousands)

Three months ended March 31,	Year ended December 31,

	2006	2005	2005

Balance, beginning of period	$7,917	$7,445	$7,445
(Recovery of) provision for loan losses	(575)	519	600
Loan charge-offs	(57)	(16)	(855)
Loan recoveries	513	114	727

Balance, end of period	$7,798	$8,062	$7,917

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially its entire conforming long-term residential mortgage loans originated during the three months ended March 31, 2006 for cash proceeds equal to the fair value of the loans.

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

At March 31, 2006 and December 31, 2005, the Company had mortgage loans held-for-sale of $4,702,000 and $4,440,000, respectively. At March 31, 2006 and December 31, 2005, the Company serviced real estate mortgage loans for others of $112,027,000 and $112,743,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2006 and December 31, 2005.

	(in thousands)

	December 31, 2005	Additions	Reductions	March 31, 2006

Mortgage servicing rights	$973	$37	$(41)	$969

There was no valuation allowance recorded for mortgage servicing rights as of March 31, 2006 and December 31, 2005.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 26, 2006, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2006 to stockholders of record as of February 28, 2006.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month periods ended March 31, 2006 and 2005 (amounts in thousands, except share and earnings per share amounts).

	Three months ended March 31,
	2006	2005
Basic earnings per share:
Net income	$2,402	$1,692

Weighted average common shares outstanding	8,027,390	8,102,715
Basic EPS	$0.30	$0.21
Diluted earnings per share:
Net income	$2,402	$1,692

Weighted average common shares outstanding	8,027,390	8,102,715

Effect of dilutive options	298,015	247,948

	8,325,405	8,350,663
Diluted EPS	$0.29	$0.20

5.	STOCK OPTION PLAN

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

Prior to the adoption of SFAS No. 123R, the Company during the first quarter of fiscal 2003, adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the prospective method of adoption selected by the Company, stock-based employee compensation recognized for all stock options granted after January 1, 2003 is based on the fair value recognition provisions of Statement 123. For stock options issued prior to January 1, 2003, the Company is using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

The following table presents basic and diluted EPS for the three months ended March 31, 2006 and March 31, 2005 (dollars in thousands, except earnings per share amounts).

	Three months ended March 31,
	2006	2005

Net income, as reported	$2,402	$1,692

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	95	72

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(90)

Pro forma net income under SFAS No. 123	$2,402	$1,674

Basic earnings per share:
As reported	$0.30	$0.21
Pro forma under SFAS No. 123	$0.30	$0.20

Diluted earnings per share:
As reported	$0.29	$0.20
Pro forma under SFAS No. 123	$0.29	$0.20

As of January 1, 2006, the Company has the following share-based compensation plans:

The Company has two fixed stock option plans. Under the 2000 Employee Stock Option Plan, the Company may grant options to an employee for an amount up to 25,000 shares of common stock each year. There are 1,657,746 shares authorized under the plan. The plan will terminate February 27, 2007. The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings or duration of the option. Generally, options vest at a rate of 25% per year after the first anniversary of the date of grant. Options are granted at the fair value of the related common stock on the date of grant.

Under the 2000 Outside Directors Non-statutory Stock Option Plan, the Company may grant options to an outside director for an amount up to 19,890 shares of common stock during the director’s lifetime. There are 497,315 shares authorized under the Plan. The Plan will terminate February 27, 2007. The exercise price of each option equals the fair value of the Company’s stock on the date of grant, and an option’s maximum term is five years. Options vest at the rate of 20% per year beginning on the grant date. Other than a grant of 19,890 shares to a new director, any future grants require stockholder approval.

The following table presents the activity related to stock options for the three months ended March 31, 2006.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at Beginning of Period	602,696	$8.84

Granted	49,290	24.53

Cancelled / Forfeited	(10,424)	10.48

Exercised	(68,602)	7.29	$1,235,989

Options outstanding at End of Period	572,960	$10.34	$10,347,263	6.46

Exercisable (vested) at End of Period	397,031	$8.02	$8,093,536	8.01

As of March 31, 2006, there was $820,587 of total unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

The Company determines fair value at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on both the implied volatilities from the traded option on the Company’s stock and historical volatility on the Company’s stock.

For options granted prior to January 1, 2006, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility of the Bank’s stock. The Bank recognized option forfeitures as they occurred.

For options granted after January 1, 2006, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility of the Bank’s stock. The Bank expenses the fair value of the option on a straight line basis over the vesting period. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. The Bank’s estimated forfeiture rate in the first three months of 2006, based on historical forfeiture experience, is approximately 0.0%.

A summary of the status of non-vested stock options and changes during the three months ended March 31, 2006 is presented below:

Three Months Ended March 31, 2006
Risk Free Interest Rate	4.57%

Expected Dividend Yield	0.00%

Expected Life in Years	4.61

Expected Price Volatility	26.37%

The Company has a 2000 Employee Stock Purchase Plan (“ESPP”), under the plan the Company is authorized to issue to an eligible employee shares of common stock. There are 1,657,746 shares authorized under the Plan. The Plan will terminate February 27, 2007. The Plan is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period.

As of March 31, 2006, there was $15,000 recognized compensation and $57,000 unrecognized compensation related to ESPP options. This cost is expected to be recognized over a weighted average period of approximately .75 years.

The weighted average fair value at grant date is $3.51.

A summary of the status of non-vested ESPP options and changes during the three months ended March 31, 2006 is presented below:

Three Months Ended March 31, 2006
Risk Free Interest Rate	1.36%

Expected Dividend Yield	0.00%

Expected Life in Years	2.00

Expected Price Volatility	23.80%

6. FIRST NORTHERN BANK OF DIXON - EXECUTIVE SALARY CONTINUATION PLAN

First Northern Bank of Dixon (the “Bank”) has an unfunded non-contributory defined benefit pension plan ("Executive Salary Continuation Plan") for a select group of highly compensated employees. The Executive Salary Continuation Plan provides defined benefit levels between $50,000 and $125,000 depending on responsibilities at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	Three months ended March 31,
	2006	2005
Components of Net Periodic Benefit Cost
Service Cost	$41,146	$40,049
Interest Cost	16,155	13,321
Amortization of prior service cost	3,257	3,257
Net periodic benefit cost	$60,558	$56,627

The Bank estimates that the net periodic benefit cost will be $242,232 at December 31, 2006. This compares to net periodic benefit costs of $226,506 at December 31, 2005.

Estimated Contributions for Fiscal 2006

For unfunded plans, contributions to the “Executive Salary Continuation Plan” are the benefit payments made to participants. At December 31, 2005 the Bank expected to make benefit payments of $49,500 in connection with the “Executive Salary Continuation Plan” during fiscal 2006.

7.	FIRST NORTHERN BANK OF DIXON - DIRECTORS’ RETIREMENT PLAN

The Bank has an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) for directors of the Bank. The plan provides a retirement benefit equal to $1,000 per year of service as a director, up to a maximum of $15,000. The retirement benefit is payable for 10 years following retirement at age of 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	Three months ended March 31,
	2006	2005
Components of Net Periodic Benefit Cost
Service Cost	$13,518	$18,218
Interest Cost	5,943	5,233
Amortization of net loss	234	1,295
Net periodic benefit cost	$19,695	$24,746

The Bank estimates that the net periodic benefit cost will be $78,774 at December 31, 2006. This compares to net periodic benefit costs of $98,984 at December 31, 2005.

Estimated Contributions for Fiscal 2006

For unfunded plans, contributions to the “Directors’ Retirement Plan” are the benefit payments made to participants. At December 31, 2005 the Bank expected to make cash contributions of $15,000 to the “Directors’ Retirement Plan” during fiscal 2006.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider” or similar expressions are used, and includes assumptions concerning the Company’s operations, future results and prospects. Forward looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing budgetary and fiscal difficulties of the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations, governmental fiscal or monetary policies or accounting standards; (vi) competition in the banking industry (vii) natural disasters such as earthquakes or floods which could affect the market areas served by the Company; and (viii) other external developments which could materially impact the Company’s operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month periods ended March 31, 2006 and 2005 and should be read in conjunction with the Company’s consolidated 2005 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2005, along with other financial information included in this report.

SUMMARY

The Company recorded net income of $2,402,000 for the three-month period ended March 31, 2006, representing an increase of $710,000 or 42.0% from net income of $1,692,000 for the same period in 2005.

The following table presents a summary of the results for the three-month periods ended March 31, 2006 and 2005.

	(Amounts in thousands, except percentage amounts)

.		Three months	Three months
		ended	ended
		March 31, 2006	March 31, 2005

	For the Period:

	Net Income	$2,402	$1,692

	Basic Income Per Share*	$0.30	$0.21

	Diluted Income per share*	$0.29	$0.20

	Return on Average Assets	1.44%	1.08%

	Net Earning / Beginning Equity	16.95%	13.29%

	At Period End:

	Total Assets	$662,038	$635,428

	Total Loans, Net (including loans held-for-sale)	$468,031	$455,667

	Total Deposits	$588,962	$563,639

	Loan-To-Deposit Ratio	79.5%	80.8%

	*Adjusted for stock splits and dividends

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $7,311,000 decrease in cash & due from banks, a $13,230,000 decrease in federal funds sold, a $15,307,000 increase in investment securities available-for-sale, a $7,268,000 increase in loans, a $262,000 increase in loans held-for-sale, a $169,000 decrease in premises & equipment, a $268,000 decrease in other real estate owned and a $468,000 decrease in accrued interest receivable and other assets from December 31, 2005 to March 31, 2006. The decrease in cash and due from banks was substantially the result of a decrease in items in process of collection. The decrease in federal funds sold was largely due to an increase in loans and investment securities available-for-sale. The increase in investment securities available-for-sale was largely due to purchases of mortgage-backed investment securities and agency investment securities. The increase in loans was due to an increase in the following loan categories: commercial; equipment; consumer; real estate commercial & construction, which was partially offset by a decrease in the following loan categories: agricultural; equipment leases; real estate; and home equity lines of credit. These fluctuations were due to changes in the demand for loan products by the Company’s borrowers. The increase in loans held-for-sale was in real estate loans and was due, for the most part, to an increase in the origination of loans compared to sales. The Company originated approximately $3,477,000 in residential mortgage loans during the first three months of 2006, which was offset by approximately $3,260,000 in loan sales during this period. The decrease in premises & equipment was due to a decrease in furniture & equipment purchases and increased depreciation. The decrease in accrued interest receivable and other assets was mainly due to a decrease in income taxes receivable and a decrease in prepaid expenses, which was partially offset by increases in loan and securities interest receivables and an increase in the cash surrender value of bank owned life insurance.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed an increase in total deposits of $7,181,000 at March 31, 2006 compared to the total at December 31, 2005. The increase in deposits was due to higher interest-bearing transaction deposits, savings & money market deposits and time deposits combined with lower demand deposit totals. These fluctuations were due to cyclical changes in deposit requirements of the Company’s depositors. Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $4,544,000 for the three months ended March 31, 2006 compared to the year ended December 31, 2005, due to payments to FHLB combined with a decrease in treasury tax and loan note payable. Other liabilities decreased $2,195,000 from December 31, 2005 to March 31, 2006. The decrease in other liabilities was due to decreases in accrued interest expense, taxes payable, accrued profit sharing and incentive compensation expenses, which were partially offset by increases in accrued reserve for unfunded lending commitments expense, accrued retirement expense and deferred compensation expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The increase in general market interest rates increased the Company’s yields on earning assets. The Federal Open Market Committee increased the federal funds rate by a total of 200 basis points during the twelve-month period ended March 31, 2006.

Interest income on loans for the three-month period ended March 31, 2006 was up 20.7% from the same period in 2005, increasing from $8,022,000 to $9,684,000. This increase as compared to the same period a year ago was primarily due to an increase in average loans combined with a 109 basis point increase in loan yields.

Interest income on federal funds sold for the three-month period ended March 31, 2006 was up 112.4% from the same period for 2005, increasing from $452,000 to $960,000. This increase as compared to the three-month period ended March 31, 2005 was primarily due to an increase in average federal funds sold combined with a 202 basis point increase in federal funds yields.

Interest income on investment securities for the three-month period ended March 31, 2006 was up 1.0% over the same period in 2005, from $680,000 to $687,000. The increase over the three-month period ended March 31, 2006 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by a 21 basis point decrease in investment securities yields.

Interest Expense

The increase in general market interest rates increased the Company’s cost of funds in the first quarter compared to the same quarter a year ago. The Federal Open Market Committee increased the federal funds rate by a total of 200 basis points during the twelve-month period ended March 31, 2006

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2006 was up 81.6% from the same period in 2005, increasing from $1,068,000 to $1,939,000. The increase in interest expense during the three-month period ended March 31, 2006 was primarily due to an 84 basis point increase in deposit rates combined with an increase in average interest bearing deposits.

Provision for Loan Losses

There was a recovery of provision for loan losses of $575,000 for the three-month period ended March 31, 2006 compared to a $519,000 provision for the same period in 2005. The decrease in the provision was due to a recovery of $475,000 on a previously charged-off loan and the Company’s evaluation of the quality of the loan portfolio. The March 31, 2006 allowance for loan losses of approximately $7,798,000 was 1.66% of total loans (excluding loans held-for-sale) compared to $7,917,000 or 1.71% of total loans (excluding loans held-for-sale) at December 31, 2005. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses inherent in the loan portfolio.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $100,000 for the three-month period ended March 31, 2006 compared to a $81,000 provision for the same period in 2005. The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was down less than one percent for the three-month period ended March 31, 2006 from the same period in 2005, decreasing from $1,218,000 to $1,209,000. This decrease was primarily due to a decrease in gain on sales of loans, investment brokerage service income, loan servicing income and other miscellaneous income, which was largely offset by an increase in service charges on deposit accounts, mortgage brokerage income, signature based transaction fees, ATM fees and fiduciary services income. The decrease in gain on sales of loans was due to a decrease in the origination and sale of loans compared to the same period in 2005. The Company sold approximately $3,260,000 in residential mortgage loans during the three-month period ended March 31, 2006, as compared to $10,556,000 for the same period in 2005. The decrease in investment brokerage income was due to a decrease in the demand for investment brokerage services. The decrease in loan servicing income was due to a decrease in booked income for the Company’s mortgage servicing asset. The decrease in other miscellaneous income was due to a decrease in net letter of credit fees. The increase in services charges on deposit accounts was due to an increase in overdraft fees. The increase in mortgage brokerage fees was the result of an increase in mortgage brokerage activity. The increase in signature based transaction fees was due to an increase in signature based transactions. The increase in ATM fees was due to an increase in ATM interchange fees and the increase in fiduciary income was due to an increase in the demand for fiduciary services.

Other Operating Expenses

Total other operating expenses was up 15.1% for the three-month period ended March 31, 2006 from the same period in 2005, increasing from $6,368,000 to $7,327,000.

The main reasons for the increase in other operating expenses in the three-month period ended March 31, 2006 were due to increases in the following: salaries & benefits; occupancy & equipment expense; data processing; stationery and supplies; advertising costs; and other miscellaneous operating expenses. The increase in salaries & benefits was due to increases in the following: merit salaries; deferred compensation interest expense, provision for incentive compensation and profit sharing expenses due to increased profits; group insurance; welfare & recreation expense; stock compensation expense; and payroll taxes, which were partially offset by a decrease in worker’s compensation expense. The increase in occupancy & equipment expense was due to increased rent expense, utilities expense, equipment rental, maintenance expense, property taxes and hazard & liability insurance expense. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system. The increase in stationery & supplies was due to an increase in supply usage. The increase in advertising costs was due to increased costs associated with new deposit products compared to the same period in 2005.

The following table sets forth other miscellaneous operating expenses by category for the three-month periods ended March 31, 2006 and 2005.

		(in thousands)

.		Three months	Three months
		ended	ended
		March 31, 2006	March 31, 2005

	Other miscellaneous operating expenses
	Provision for unfunded lending commitments	$100	$81
	Accounting and audit fees	164	189
	Consulting fees	98	82
	Postage expense Consulting fees	92	58
	Telephone expense Consulting fees	54	53
	Training expense Consulting fees	63	51
	Loan origination expense	142	252
	Computer software depreciation	67	62
	Other miscellaneous expense	447	451

	Total other miscellaneous operating expenses	$1,227	$1,279

Income Taxes

The Company’s tax rate, the Company’s earnings before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes. In the three months ended March 31, 2006, the Company’s provision for income taxes increased $722,000 from $725,000 to $1,447,000 for the same period in 2005. The Bank’s effective tax rate for the three months ended March 31, 2006 was 37.6%, compared to 30.0% for the same period in 2005. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, and for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	March 31, 2006	December 31, 2005

Undisbursed loan commitments	$220,121	$203,101
Standby letters of credit	17,646	14,077
	$237,767	$217,178

The reserve for unfunded lending commitments amounted to $1,011,000 at March 31, 2006, up from $911,000 at December 31, 2005. The increase was primarily related to increasing risk in commitments. The reserve for unfunded lending commitments is included in other liabilities.

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due for a period of 90 days as to interest or principal payments. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected.

Non-accrual loans amounted to $2,702,000 at March 31, 2006 and were comprised of three commercial loans totaling $1,045,000 and four agricultural loans totaling $1,657,000. At December 31, 2005, non-accrual loans amounted to $2,073,000 and were comprised of one commercial loan totaling $289,000 and three agricultural loans totaling $1,784,000. At March 31, 2005, non-accrual loans amounted to $4,817,000 and were comprised of five commercial loans totaling $3,917,000, three agricultural loans totaling $839,000 and one installment loan totaling $61,000. The increase in non-accrual loans at March 31, 2006 from the balance at December 31, 2005 was due to the addition of two commercial loans and one agricultural loan, which was partially offset by payments received on two agricultural loans. The Company’s management believes that nearly $2,414,000 of the non-accrual loans at March 31, 2006 were adequately collateralized or guaranteed by a governmental entity, and the remaining $288,000 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss allowance. See “Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

Loans 90 days past due and still accruing amounted to $351,000 at March 31, 2006. Such loans amounted to $178,000 at December 31, 2005 and $326,000 at March 31, 2005.

Other real estate owned (“OREO”) is made up of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to other real estate owned. The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell. A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

OREO amounted to $268,000 at December 31, 2005; this property was sold at a foreclosure sale during the first quarter of 2006.

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

The following table summarizes the loan loss experience of the Company for the three-month periods ended March 31, 2006 and 2005, and for the year ended December 31, 2005.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
(Amounts in thousands except percentage amounts)	2006	2005	2005

Balance at Beginning of Period	$7,917	$7,445	$7,445
(Recovery of) Provision for Loan Losses	(575)	519	600
Loans Charged-Off:
Commercial	—	—	(670)
Agriculture	—	—	—
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	(57)	(16)	(185)

Total Charged-Off	(57)	(16)	(855)

Recoveries:
Commercial	480	—	64
Agriculture	—	100	663
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	33	14	—

Total Recoveries	513	114	727

Net Recoveries (Charge-Offs)	456	98	(128)

Balance at End of Period	$7,798	$8,062	$7,917

Ratio of Net Recoveries (Charge-Offs)
To Average Loans Outstanding During the Period	0.10%	0.02%	(0.03%)
Allowance for Loan Losses
To Total Loans (Excluding Loans Held-for-sale) at the end of the Period	1.66%	1.74%	1.71%
To Non-performing Loans at the end of the Period	255.42%	156.76%	351.71%

Non-performing loans totaled $3,053,000, $5,143,000 and $2,251,000 at March 31, 2006 and 2005 and December 31, 2005, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2006, the Company had the following deposit mix: 32.8% in savings and MMDA deposits, 20.3% in time deposits, 15.3% in interest-bearing transaction deposits and 31.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2006 and December 31, 2005 are summarized as follows:

(in thousands)

March 31, 2006	December 31, 2005

Three months or less	$32,790	$30,401
Over three to twelve months	31,587	32,129
Over twelve months	4,387	3,456
Total	$68,764	$65,986

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios; with the most common being the ratio of net loans to deposits (including loans held-for-sale). This ratio was 79.5% on March 31, 2006. In addition, on March 31, 2006, the Company had the following short-term investments: $73,955,000 in federal funds sold; $10,298,000 in securities due within one year; and $39,606,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000; additionally the Company has a line of credit with the Federal Home Loan Bank, of which the current borrowing capacity is $92,187,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from First Northern Bank of Dixon (the “Bank”). Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2006, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of March 31, 2006 (amounts in thousands except percentage amounts).

		Actual		Well Capitalized Ratio Requirement	Minimum Capital
	Capital		Ratio

Leverage	$56,192		8.37%	5.0%	4.0%
Tier 1 Risk-Based	$56,192		10.30%	6.0%	4.0%
Total Risk-Based	$62,680		11.49%	10.0%	8.0%

Return on Equity and Assets

	Three months ended March 31, 2006	Three months ended March 31, 2005	Year ended December 31, 2005
Annualized return on average assets	1.44%	1.08%	1.35%

Annualized return on beginning core equity*	16.95%	13.29%	17.06%

* Core equity consisted of $56,683,000 at December 31, 2005.

Recent Accounting Pronouncements

In February 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event,” which amended the guidance in SFAS No. 123R. This staff position requires that an award of options or similar instruments that otherwise meets the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event’s occurrence is probable. If the occurrence of the contingent event is not probable, equity classification is required. This staff position is effective upon initial adoption of SFAS No. 123R, which the Company adopted as of January 1, 2006. The Company has determined that adoption of FSP No. FAS 123R-4 does not have a material impact on its financial condition, results of operations or cash flows.

Pending Adoption of New Accounting Standards in November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP 115-1 on February 1, 2006 will have a material impact on our financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 will be effective for the Company for financial instruments acquired, issued or subject to a re-measurement event in the fiscal year beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective for the Company in the fiscal year beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition, results of operations or cash flows.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2006, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.
CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by reference herein.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

Under the Company’s stock repurchase program, which was in effect during the first quarter ended March 31, 2006, and which expired on April 30, 2006, the Company was authorized to repurchase an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 60,515 shares of the Company’s outstanding common stock during the first quarter ended March 31, 2006.

The Company made the following purchases of its common stock during the quarter ended March 31, 2006:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2006	—	$—	—	58,279
February 1 - February 28, 2006	1,577	$24.92	1,577	57,702
March 1 - March 31, 2006	58,938	$24.12	58,938	15,743
Total	607,515	$24.14	60,515	15,743

A 6% stock dividend was declared on January 26, 2006 with a record date of February 28, 2006 and is reflected in the average prices paid per share.

On April 20, 2006, the Company approved a new stock repurchase program effective April 30, 2006 to replace the Company’s previous stock purchase plan that expired on April 30, 2006. The new stock repurchase program, which will remain in effect until April 30, 2008, allows repurchases by the Company in an aggregate of up to 2 1/2% of the Company’s outstanding shares of common stock over each rolling twelve-month period.

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date: May 9, 2006	by	/s/ Louise A. Walker
Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)