Form 10-Q
period 2006-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2006-08-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006

OR

ྑ	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock outstanding as of August 7, 2006 was 7,974,154.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION
ITEM 1.
CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(UNAUDITED)
	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$30,875	$35,507
Federal funds sold	36,430	87,185
Investment securities - available for sale	70,079	48,788
Loans, net of allowance for loan losses of
$7,923 at June 30, 2006 and $7,917 at December 31, 2005	480,173	456,061
Loans held-for-sale	5,095	4,440
Premises and equipment, net	8,118	8,311
Other Real Estate Owned	—	268
Accrued Interest receivable and other assets	21,764	20,087
TOTAL ASSETS	$652,534	$660,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Demand	$179,984	$192,436
Interest-bearing transaction deposits	86,120	85,560
Savings & MMDA's	190,796	185,878
Time, under $100,000	50,030	51,921
Time, $100,000 and over	69,534	65,986
Total deposits	576,464	581,781
FHLB Advance and other borrowings	11,657	14,969
Accrued interest payable and other liabilities	5,839	7,095
TOTAL LIABILITIES	593,960	603,845

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized;
7,988,050 shares issued and outstanding at June 30, 2006 and 7,558,759 shares issued and outstanding at December 31, 2005	46,296	36,100
Additional paid in capital	977	977
Retained earnings	11,762	19,606
Accumulated other comprehensive (loss) income	(461)	119
TOTAL STOCKHOLDERS' EQUITY	58,574	56,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$652,534	$660,647
See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

.	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest Income
Loans	$ 10,435	$ 8,895	$ 20,119	$ 16,917
Federal funds sold	651	479	1,611	931
Investment securities
Taxable	667	504	1,223	1,037
Non-taxable	143	144	274	291
Total interest income	11,896	10,022	23,227	19,176

Interest Expense
Deposits	2,038	1,166	3,843	2,111
Other borrowings	82	125	216	248
Total interest expense	2,120	1,291	4,059	2,359
Net interest income	9,776	8,731	19,168	16,817
(Recovery of) provision for loan losses	350	(450)	(225)	69

Net interest income after (recovery of)
provision for loan losses	9,426	9,181	19,393	16,748

Other operating income
Service charges on deposit accounts	680	595	1,301	1,170
Gain (loss) on sales of other real estate owned	(1)	—	6	—
Gains on sales of loans held-for-sale	55	94	92	166
Investment and brokerage services income	67	95	112	165
Mortgage brokerage income	124	115	209	183
Loan servicing income	76	100	144	187
Fiduciary activities income	42	31	75	56
ATM fees	64	53	133	115
Signature based transaction fees	89	65	170	128
Other income	167	198	330	394
Total other operating income	1,363	1,346	2,572	2,564

Other operating expenses
Salaries and employee benefits	4,347	4,056	8,890	7,829
Occupancy and equipment	885	845	1,740	1,682
Data processing	385	283	714	584
Stationery and supplies	117	139	240	254
Advertising	233	196	449	293
Directors’ fees	32	29	66	57
Other expense	1,142	1,281	2,369	2,498
Total other operating expenses	7,141	6,829	14,468	13,197

Income before income tax expense	3,648	3,698	7,497	6,115
Provision for income taxes	1,354	1,375	2,801	2,100

Net income	$2,294	$2,323	$4,696	$4,015

Basic Income per share	$0.29	$0.29	$0.59	$0.50
Diluted Income per share	$0.28	$0.28	$0.57	$0.48
See notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income
(in thousands, except share amounts)

						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
Description	Shares	Amounts	Income	Capital	Earnings	Income / (Loss)	Total

Balance at December 31, 2005	7,558,759	$36,100		$977	$19,606	$119	$56,802

Comprehensive income:
Net income			$4,696		4,696		4,696
Other comprehensive loss:

Unrealized holding losses on securities arising during the current period, net of tax effect of $387			(580)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $0			—
Total other comprehensive loss, net of tax effect of $387			(580)			(580)	(580)

Comprehensive income			$4,116

6% stock dividend	455,472	12,525			(12,525)		—
Cash in lieu of fractional shares					(15)		(15)
Stock-based compensation and related tax benefits		497					497
Stock options exercised, net of swapped shares	81,425	137					137
Stock repurchase and retirement	(107,606)	(2,963)					(2,963)

Balance at June 30, 2006	7,988,050	$46,296		$977	$11,762	$(461)	$58,574

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months Ended June 30, 2006	Six months Ended June 30, 2005
Operating Activities
Net Income	$4,696	$4,015
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	508	509
(Recovery of) provision for loan losses	(225)	69
Stock plan accruals	190	143
Tax benefit for stock options	307	—
Gains on sales of loans	(92)	(166)
Gains on sales of other real estate owned	(6)	—
Proceeds from sales of loans held-for-sale	15,936	26,894
Originations of loans held-for-sale	(16,499)	(27,848)
Increase in accrued interest receivable and other assets	(2,337)	(1,733)
(Decrease) increase in accrued interest payable and other liabilities	(1,256)	578
Net cash provided by operating activities	1,222	2,461

Investing Activities
Net (increase) decrease in investment securities	(20,904)	4,766
Net increase in loans	(23,887)	(20,184)
Net decrease (increase) in other real estate owned	274	(3,226)
Purchases of premises and equipment, net	(315)	(481)
Net cash used in investing activities	(44,832)	(19,125)

Financing Activities
Net (decrease) increase in deposits	(5,317)	1,068
Net decrease in FHLB advances	(3,312)	(443)
Cash dividends paid	(15)	(16)
Proceeds from stock options exercised	137	96
Tax benefit for stock options	(307)	—
Repurchase of stock	(2,963)	(1,808)
Net cash used in financing activities	(11,777)	(1,103)

Net decrease in cash and cash equivalents	(55,387)	(17,767)
Cash and cash equivalents at beginning of period	122,692	116,704
Cash and cash equivalents at end of period	$67,305	$98,937

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,025	$2,364
Income Taxes	$3,435	$3,036

Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$12,525	$6,158
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005 and December 31, 2005

1.	BASIS OF PRESENTATION

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

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

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

Changes in the allowance for loan losses during the six-month periods ended June 30, 2006 and 2005 and for the year ended December 31, 2005 were as follows:
	(in thousands)

	Six months ended June 30,		Year ended December 31,
	2006	2005	2005
Balance, beginning of period	$7,917	$7,445	$7,445
(Recovery of) provision for loan losses	(225)	69	600
Loan charge-offs	(324)	(73)	(855)
Loan recoveries	555	635	727
Balance, end of period	$7,923	$8,076	$7,917

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the six months ended June 30, 2006 for cash proceeds equal to the fair value of the loans.

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

At June 30, 2006, the Company had $5,095,000 of mortgage loans held-for-sale. At June 30, 2006 and December 31, 2005, the Company serviced real estate mortgage loans for others of $109,074,000 and $105,183,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2006 and December 31, 2005.
	(in thousands)

	December 31, 2005	Additions	Reductions	June 30, 2006
Mortgage servicing rights	$973	$75	$75	$973

There was no valuation allowance recorded for mortgage servicing rights as of June 30, 2006 and December 31, 2005.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 26, 2006, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2006 to stockholders of record as of February 28, 2006.

Earnings per share amounts have been adjusted to reflect the effects of the stock dividend.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2006 and 2005:

(amounts in thousands, except share and earnings per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$2,294	$2,323	$4,696	$4,015

Weighted average common shares outstanding	7,991,102	8,080,125	8,009,246	8,091,420
Basic EPS	$0.29	$0. 29	$0.59	$0. 50

Diluted earnings per share:
Net income	$2,294	$2,323	$4,696	$4,015

Weighted average common shares outstanding	7,991,102	8,080,125	8,009,246	8,091,420

Effect of dilutive options	288,116	346,854	297,327	304,526

	8,279,218	8,426,979	8,306,573	8,395,946
Diluted EPS	$0.28	$0.28	$0.57	$0.48

5.	STOCK OPTION PLAN

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

The following table presents basic and diluted EPS for the three months and six months ended June 30, 2005.

(dollars in thousands, except earnings per share amounts)

	Three months ended June 30,	Six months ended June 30,
	2005	2005

Net income, as reported	$2,323	$4,015

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	71	143

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(89)	(179)

Pro forma net income under SFAS No. 123	$2,305	$3,979

Basic earnings per share:
As reported	$0.29	$0.50
Pro forma under SFAS No. 123	$0.29	$0.49

Diluted earnings per share:
As reported	$0.28	$0.48
Pro forma under SFAS No. 123	$0.27	$0.47

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

Under the 2000 Outside Directors Non-statutory Stock Option Plan, the Company may grant options to an outside director for an amount up to 19,881 shares of common stock during the director’s lifetime. There are 497,315 shares authorized under the Plan. The Plan will terminate February 27, 2007. The exercise price of each option equals the fair value of the Company’s stock on the date of grant, and an option’s maximum term is five years. Options vest at the rate of 20% per year beginning on the grant date. Other than a grant of 19,881 shares to a new director, any future grants require stockholder approval.

The following table presents the activity related to stock options for the three months ended June 30, 2006.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	572,960	$10.34

Granted	8,500	27.57

Cancelled / Forfeited	(1)	9.31

Exercised	(41,177)	7.39	$826,210

Options outstanding at End of Period	540,282	$10.84	$8,338,760	6.37

Exercisable (vested) at End of Period	356,350	$8.11	$6,463,235	5.30

The weighted average fair value of options granted during the three-month period ended June 30, 2006 was $8.94 per share.

The following table presents the activity related to stock options for the six months ended June 30, 2006.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	602,696	$8.84

Granted	57,790	24.98

Cancelled / Forfeited	(10,425)	10.48

Exercised	(109,779)	7.33	$2,062,200

Options outstanding at End of Period	540,282	$10.84	$8,338,760	6.37

Exercisable (vested) at End of Period	356,350	$8.11	$6,463,235	5.30

The weighted average fair value of options granted during the six-month period ended June 30, 2006 was $7.75 per share.

As of June 30, 2006, there was $817,579 of total unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The Bank expenses the fair value of the option on a straight line basis over the vesting period. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. The Bank’s estimated forfeiture rate in the first six months of 2006, based on historical forfeiture experience, is approximately 0.0%.

A summary of the weighted average assumptions used in valuing stock options during the three and six months ended June 30, 2006 is presented below:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Risk Free Interest Rate	4.57%	4.57%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	5.00	4.67

Expected Price Volatility	26.53%	26.39%

The Company has a 2000 Employee Stock Purchase Plan (“ESPP”). Under the plan, the Company is authorized to issue to an eligible employee shares of common stock. There are 1,657,746 shares authorized under the Plan. The Plan will terminate February 27, 2007. The Plan is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period.

As of June 30, 2006, there was $36,000 recognized compensation and $36,000 unrecognized compensation related to ESPP options. This cost is expected to be recognized over a weighted average period of approximately .50 years.

The weighted average fair value at grant date is $3.51.

A summary of the weighted average assumptions used in valuing ESPP options during the three and six months ended June 30, 2006 is presented below:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Risk Free Interest Rate	1.36%	1.36%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	2.00	2.00

Expected Price Volatility	23.80%	23.80%

6.	FIRST NORTHERN BANK - EXECUTIVE SALARY CONTINUATION PLAN

First Northern Bank (the “Bank”) has an unfunded non-contributory defined benefit pension plan ("Executive Salary Continuation Plan") for a select group of highly compensated employees. The Executive Salary Continuation Plan provides defined benefit levels between $50,000 and $125,000 annually, depending on responsibilities at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	Three months ended June 30,
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

	Three months ended June 30,
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

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month and six-month periods ended June 30, 2006 and 2005 and should be read in conjunction with the Company's consolidated 2005 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2005, along with other financial information included in this report.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this quarterly report and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire quarterly report, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company experienced significant earnings performance through the second quarter of 2006 due to a combination of loan and deposit growth in addition to strong net interest margins. Significant results and developments during the second quarter 2006 and year-to-date include:

•	Year-to-date net income of $4.70 million, up 16.9% over the $4.02 million earned in the same fiscal period last year.

•
Diluted earnings per share for the six months ended June 30, 2006 of $0.57, up 18.8% from the $0.48 reported in the same period last year (all 2005 per share earnings have been adjusted for a 6% stock dividend issued March 31, 2006).

•	Annualized Return on Average Assets for the six-month period ended June 30, 2006 of 1.41%, compared to 1.27% for the same period in 2005.

•	Annualized Return on Beginning Core Equity for the six-month period ended June 30, 2006 of 16.57%, compared to 15.77% one year ago.

•	Total assets at June 30, 2006 of $652.5 million, an increase of $20.8 million, or 3.3% from prior-year second quarter levels.

•	Total deposits of $576.5 million at June 30, 2006, an increase of $18.2 million or 3.3% compared to June 30, 2005 figures.

•	Total net loans at June 30, 2006 (including loans held-for-sale) increased $32.9 million, or 7.3%, to $485.3 million compared to June 30, 2005 figures.

•
Net income for the quarter of $2.29 million, down 1.3% from the $2.32 million earned in the second quarter of 2005. (Second quarter 2005 net income was increased through a $265 thousand, net of tax, recovery of provision for loan losses from a prior period.)

•	Diluted earnings per share for the quarter of $0.28, which matched the $0.28 per diluted share earned a year ago.

During the second quarter of 2006, the Company also opened its sixth Real Estate Loan Office in Folsom at 2360 East Bidwell Street. The Company anticipates that it will also open an Investment & Brokerage Services office and a full service bank branch at the same address in 2006.

SUMMARY

The Company recorded net income of $4,696,000 for the six-month period ended June 30, 2006, representing an increase of $681,000 or 17.0% from net income of $4,015,000 for the same period in 2005.

The Company recorded net income of $2,294,000 for the three-month period ended June 30, 2006, representing a decrease of $29,000 or 1.3% from net income of $2,323,000 for the same period in 2005.

The following table presents a summary of the results for the three-month and six-month periods ended June 30, 2006 and 2005.

	( in thousands, except earnings per share and percentage amounts)
.		Three months	Three months	Six months	Six months
		ended	ended	ended	ended
		June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

	For the Period:

	Net Income	$2,294	$2,323	$4,696	$4,015

	Basic Income Per Share*	$0.29	$0.29	$0.59	$0.50

	Diluted Income Per share*	$0.28	$0.28	$0.57	$0.48

	Return on Average Assets	1.39%	1.46%	1.41%	1.27%

	Net Earnings / Beginning Equity	16.19%	18.25%	16.57%	15.77%

	At Period End:

	Total Assets	$652,534	$631,732	$652,534	$631,732

	Total Loans, Net (including loans held-for-sale)	$485,268	$452,412	$485,268	$452,412

	Total Deposits	$576,464	$558,254	$576,464	$558,254

	Loan-To-Deposit Ratio	84.2%	81.0%	84.2%	81.0%

	*Adjusted for stock dividends

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2006			Three months ended June 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$480,263	$10,436	8.72%	$58,760	$8,895	7.78%
Investment securities, taxable	54,746	667	4.89%	40,196	504	5.03%
Investment securities, non-taxable (2)	12,085	143	4.75%	11,971	144	4.82%
Federal funds sold	53,872	651	4.85%	68,042	479	2.82%
Total interest-earning assets	600,966	11,897	7.94%	578,969	10,022	6.94%
Non-interest-earning assets:
Cash and due from banks	29,221			31,093
Premises and equipment, net	8,178			7,523
Other real estate owned	—			106
Accrued interest receivable and other assets	20,346			17,418
Total average assets	658,711			635,172

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	88,222	263	1.20%	67,439	101.60%
Savings & MMDA’s	190,068	876	1.85%	194,037	521	1.08%
Time, under $100,000	50,710	333	2.63%	55,654	223	1.61%
Time, $100,000 and over	69,578	567	3.27%	65,156	321	1.98%
FHLB advances and other borrowings	10,959	82	3.00%	14,209	124	3.50%
Total interest-bearing liabilities	409,537	2,121	2.08%	396,495	1,290	1.30%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	186,155			181,114
Accrued interest payable and other liabilities	5,172			4,089
Total liabilities	600,864			581,698
Total stockholders’ equity	57,847			53,474
Total average liabilities and stockholders’ equity	$658,711			$635,172
Net interest income and net interest margin (3)		$9,776	6.52%		$8,732	6.05%

	Six months ended June 30, 2006			Six months ended June 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$471,453	$20,119	8.61%	$448,002	$16,917	7.61%
Investment securities, taxable	50,673	1,223	4.87%	41,173	1,037	5.08%
Investment securities, non-taxable (2)	11,539	274	4.79%	12,184	291	4.82%
Federal funds sold	71,489	1,611	4.54%	73,648	931	2.55%
Total interest-earning assets	605,154	23,227	7.74%	575,007	19,176	6.73%
Non-interest-earning assets:
Cash and due from banks	30,589			32,459
Premises and equipment, net	8,216			7,531
Other real estate owned	115			54
Accrued interest receivable and other assets	19,951			17,219
Total average assets	664,025			632,270

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	86,654	478	1.11%	66,979	157.47%
Savings & MMDA’s	192,721	1,658	1.73%	193,900	886.92%
Time, under $100,000	51,010	642	2.54%	56,246	432	1.55%
Time, $100,000 and over	68,549	1,065	3.13%	68,498	636	1.87%
FHLB advances and other borrowings	12,079	216	3.61%	14,391	248	3.48%
Total interest-bearing liabilities	411,013	4,059	1.99%	400,014	2,359	1.19%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	190,009			175,831
Accrued interest payable and other liabilities	5,484			3,465
Total liabilities	606,506			579,310
Total stockholders’ equity	57,519			52,960
Total average liabilities and stockholders’ equity	$664,025			$632,270
Net interest income and net interest margin (3)		$19,168	6.39%		$16,817	5.90%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $1,430,000 and $1,466,000 for the six months ended
June 30, 2006 and 2005, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $4,632,000 decrease in cash & due from banks, a $50,755,000 decrease in Federal funds sold, a $21,291,000 increase in investment securities available-for-sale, a $24,112,000 increase in net loans held for investment, a $655,000 increase in loans held-for-sale, a $193,000 decrease in premises & equipment, a $268,000 decrease in other real estate owned and a $1,677,000 increase in accrued interest receivable and other assets from December 31, 2005 to June 30, 2006. The decrease in cash and due from banks was substantially the result of a decrease in items in process of collection. The decrease in Federal funds sold was largely due to an increase in loans and investment securities available-for-sale. The increase in investment securities available-for-sale was largely due to purchases of mortgage-backed investment securities and agency investment securities. The increase in loans was due to an increase in the following loan categories: commercial; agricultural; equipment; consumer; real estate commercial & construction, which was partially offset by a decrease in the following loan categories: equipment leases; real estate; and home equity lines of credit. These fluctuations were due to changes in the demand for loan products by the Company’s borrowers. The increase in loans held-for-sale was in real estate loans and was due, for the most part, to an increase in the origination of loans compared to sales. The Company originated approximately $16,499,000 in residential mortgage loans during the first six months of 2006, which was offset by approximately $15,936,000 in loan sales during this period. The decrease in premises & equipment was due to increased depreciation, which was partially offset by an increase in furniture & equipment purchases. The increase in accrued interest receivable and other assets was mainly due to an increase in loan and securities interest receivables; income taxes receivable and an increase in the cash surrender value of bank owned life insurance, which was partially offset by a decrease in prepaid expenses.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a decrease in total deposits of $5,317,000 at June 30, 2006 compared to the total at December 31, 2005. The decrease in deposits was due to lower demand and under $100,000 time deposit totals, combined with higher interest-bearing transaction deposits, savings & money market deposits and over $100,000 time deposits. These fluctuations were due to cyclical changes in deposit requirements of the Company’s depositors. Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $3,312,000 for the six months ended June 30, 2006 compared to the year ended December 31, 2005, due to payments to FHLB combined with a decrease in treasury tax and loan note payable. Other liabilities decreased $1,256,000 from December 31, 2005 to June 30, 2006. The decrease in other liabilities was due to decreases in accrued taxes payable, accrued profit sharing and incentive compensation expenses, which were partially offset by increases in accrued interest expense, accrued retirement expense and deferred compensation expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The increase in general market interest rates increased the Company’s yields on earning assets. The Federal Open Market Committee increased the Federal funds rate by a total of 200 basis points during the twelve-month period ended June 30, 2006.

Interest income on loans for the six-month period ended June 30, 2006 was up 18.9% from the same period in 2005, increasing from $16,917,000 to $20,119,000, and was up 17.3% for the three-month period ended June 30, 2006 over the same period in 2005, from $8,895,000 to $10,435,000. The increase in interest income on loans for the six-month period ended June 30, 2006 as compared to the same period a year ago was primarily due to an increase in average loans and a 100 basis point increase in loan yields. The increase for the three-month period ended June 30, 2006 as compared to the same period a year ago was primarily due to an increase in average loans and a 94 basis point increase in loan yields.

Interest income on Federal funds sold for the six-month period ended June 30, 2006 was up 73.0% from the same period in 2005, increasing from $931,000 to $1,611,000, and was up 35.9% for the three-month period ended June 30, 2006 over the same period in 2005, from $479,000 to $651,000. The increase in Federal funds income for the six-month period ended June 30, 2006 as compared to the same period a year ago was primarily due to a 199 basis point increase in Federal funds yields, which was partially offset by a decrease in average Federal funds sold. The increase for the three-month period ended June 30, 2006 as compared to the same period a year ago, was primarily due to a 203 basis point increase in Federal funds yields, which was partially offset by a decrease in average Federal funds sold. The changes in average Federal funds sold were the result of the increase in average loans.

Interest income on investment securities for the six-month period ended June 30, 2006 was up 12.7% from the same period in 2005, increasing from $1,328,000 to $1,497,000 and was up 25.0% for the three-month period ended June 30, 2006 over the same period in 2005, from $648,000 to $810,000. The increase from the six-month period ended June 30, 2006 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by a 17 basis point decrease in securities yields. The increase from the three-month period ended June 30, 2006 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by a 12 basis point decrease in securities yields.

Interest Expense

The increase in general market interest rates increased the Company’s cost of funds. As discussed above, the Federal Open Market Committee increased the Federal funds rate by a total of 200 basis points during the twelve-month period ending June 30, 2006.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2006 was up 72.1% from the same period in 2005, increasing from $2,359,000 to $4,059,000, and was up 64.2% for the three-month period ended June 30, 2006 over the same period in 2005, from $1,291,000 to $2,120,000. The increase in interest expense from the six-month period ended June 30, 2006 as compared to the same period a year ago was primarily due to increased average interest bearing liabilities and an 80 basis point increase in the Company’s average cost of funds. The increase in interest expense from the three-month period ended June 30, 2006 as compared to the same period a year ago was primarily due to increased average interest bearing liabilities and an 78 basis point increase in the Company’s average cost of funds.

Provision for Loan Losses

There was a recovery of provision for loan losses of $225,000 for the six-month period ended June 30, 2006 compared to a $69,000 provision for the same period in 2005. The decrease in the provision was due to a recovery of $475,000 on a previously charged-off loan, combined with the Company’s evaluation of the quality of the loan portfolio. The June 30, 2006 allowance for loan losses of approximately $7,923,000 was 1.6% of total loans (excluding loans held for sale) compared to $7,917,000 or 1.7% of total loans (excluding loans held for sale) at December 31, 2005. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses inherent in the loan portfolio.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the six-month period ended June 30, 2006 compared to an $81,000 provision for the same period in 2005. The provision for unfunded lending commitment losses is included in other operating expenses.

There was a recovery of provision for unfunded lending commitment losses of $100,000 for the three-month period ended June 30, 2006 compared to no provision for the same period in 2005.

Other Operating Income

Other operating income was up 0.3% for the six-month period ended June 30, 2006 from the same period in 2005, increasing from $2,564,000 to $2,572,000.

This increase was primarily due to an increase in service charges on deposit accounts, mortgage brokerage income, fiduciary activities income, ATM fees and signature based transaction fees, which was partially offset by a decrease in gains on sales of loans, investment brokerage services income, loan servicing income and other miscellaneous income. The increase in services charges on deposit accounts was due to an increase in overdraft fees. The increase in mortgage brokerage fees was the result of an increase in mortgage brokerage activity. The increase in fiduciary income was due to an increase in the demand for fiduciary services. The increase in ATM fees was due to an increase in ATM interchange fees. The increase in signature based transaction fees was due to an increase in signature based transactions. The decrease in gain on sales of loans was due to a decrease in the origination and sale of loans compared to the same period in 2005. The Company sold approximately $15,936,000 in residential mortgage loans during the six-month period ended June 30, 2006, as compared to $26,894,000 for the same period in 2005. The decrease in investment brokerage services income was due to a decrease in the demand for investment brokerage services. The decrease in loan servicing income was due to a decrease in booked income for the Company’s mortgage servicing asset. The decrease in other miscellaneous income was due to a decrease in net letter of credit fees, which was partially offset by increases in check sales fees, safe deposit fees and deferred compensation insurance earnings.

Other operating income was up 1.3% for the three-month period ended June 30, 2006 from the same period in 2005, increasing from $1,346,000 to $1,363,000.

This increase was primarily due to an increase in service charges on deposit accounts, mortgage brokerage income, fiduciary activities income, ATM fees and signature based transaction fees, which was partially offset by a decrease in gains on sales of loans, investment brokerage services income, loan servicing income and other miscellaneous income. The increase in services charges on deposit accounts was due to an increase in overdraft fees. The increase in mortgage brokerage fees was the result of an increase in mortgage brokerage activity. The increase in fiduciary income was due to an increase in the demand for fiduciary services. The increase in ATM fees was due to an increase in ATM interchange fees. The increase in signature based transaction fees was due to an increase in signature based transactions. The decrease in gain on sales of loans was due to a decrease in the origination and sale of loans compared to the same period in 2005. The decrease in investment brokerage services income was due to a decrease in the demand for investment brokerage services. The decrease in loan servicing income was due to a decrease in booked income for the Company’s mortgage servicing asset, which was a result of lower sales of residential mortgage loans. The decrease in other miscellaneous income was due to a decrease in net letter of credit fees, which was partially offset by increases in check sales fees.

Other Operating Expenses

Total other operating expenses was up 4.6% for the three-month period ended June 30, 2006 from the same period in 2005, increasing from $6,829,000 to $7,141,000.

The main reasons for the increase in other operating expenses in the three-month period ended June 30, 2006 were due to increases in the following: salaries & benefits; occupancy & equipment expense; data processing; and advertising costs; which was partially offset by a decrease in stationery and supplies; and other miscellaneous operating expenses. The increase in salaries & benefits was due to increases in the following: merit salaries; deferred compensation interest expense; provision for incentive compensation due to increased profits; group insurance; welfare & recreation expense; stock compensation expense; and payroll taxes, which were partially offset by a decrease in worker’s compensation expense; and profit sharing expenses. The increase in occupancy & equipment expense was due to increased rent expense, utilities expense, equipment rental, maintenance expense, property taxes and hazard & liability insurance expense. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system. The increase in advertising costs was due to increased costs associated with new deposit products compared to the same period in 2005. The decrease in stationery & supplies was due to a decrease in supply usage.

Total other operating expenses was up 9.6% for the six-month period ended June 30, 2006 from the same period in 2005, increasing from $13,197,000 to $14,468,000.

The main reasons for the increase in other operating expenses in the six-month period ended June 30, 2006 were due to increases in the following: salaries & benefits; occupancy & equipment expense; data processing; and advertising costs; which was partially offset by a decrease in stationery and supplies; and other miscellaneous operating expenses. The increase in salaries & benefits was due to increases in the following: merit salaries; deferred compensation interest expense, provision for incentive compensation and profit sharing expenses due to increased profits; group insurance; welfare & recreation expense; stock compensation expense; and payroll taxes, which were partially offset by a decrease in worker’s compensation expense. The increase in occupancy & equipment expense was due to increased rent expense, utilities expense, equipment rental, maintenance expense, property taxes and hazard & liability insurance expense. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system. The increase in advertising costs was due to increased costs associated with new deposit products compared to the same period in 2005. The decrease in stationery & supplies was due to a decrease in supply usage.

The following table sets forth other miscellaneous operating expenses by category for the three-month and six-month periods ended June 30, 2006 and 2005.

		(in thousands)

.		Three months	Three months	Six months	Six months
		ended	ended	ended	ended
		June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

	Other miscellaneous operating expenses
	Provision for unfunded lending commitments	$(100)	$—	$—	$81
	Legal fees	98	59	143	88
	Accounting and audit fees	87	125	252	327
	Consulting fees	133	135	230	217
	Postage expense Consulting fees	96	79	188	137
	Telephone expense Consulting fees	46	56	100	109
	Training expense Consulting fees	82	65	145	116
	Loan origination expense	151	221	292	473
	Computer software depreciation	63	58	129	120
	Other miscellaneous expense	486	483	890	830

	Total other miscellaneous operating expenses	$1,142	$1,281	$2,369	$2,498

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes. In the six months ended June 30, 2006, the Company’s provision for income taxes increased $701,000 from the same period last year, from $2,100,000 to $2,801,000. The Company’s effective tax rate for the six months ended June 30, 2006 was 37.4%, compared to 34.3% for the same period in 2005.

In the three months ended June 30, 2006, the Company’s provision for income taxes decreased $21,000 from the same period last year, from $1,375,000 to $1,354,000. The Company’s effective tax rate for the three months ended June 30, 2006 was 37.1%, compared to 37.2% for the same period in 2005.

The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, and for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments and standby letters of credit at the dates indicated.

(Dollars in thousands)	June 30, 2006	December 31, 2005
Undisbursed loan commitments	$193,572	$203,101
Standby letters of credit	14,223	14,077
	$207,795	$217,178

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

Non-accrual loans amounted to $2,657,000 at June 30, 2006 and were comprised of five commercial loans totaling $1,371,000, three agricultural loans totaling $925,000 and two real estate loans totaling $361,000. At December 31, 2005, non-accrual loans amounted to $2,073,000 and were comprised of one commercial loan totaling $289,000 and three agricultural loans totaling $1,784,000. At June 30, 2005, non-accrual loans amounted to $709,000 and were comprised of three commercial loans totaling $609,000, one agricultural loan totaling $39,000 and one installment loan totaling $61,000. The increase in non-accrual loans at June 30, 2006 from the balance at December 31, 2005 was due to the addition of four commercial loans, two real estate loans and one agricultural loan. The increase was partially offset by a payoff on one agricultural loan and payments on one commercial loan and three agricultural loans. The Company’s management believes that nearly $2,570,000 of the non-accrual loans at June 30, 2006 were adequately collateralized or guaranteed by a governmental entity, and the remaining $87,000 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss allowance. See“Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

Loans 90 days past due and still accruing amounted to $289,000 at June 30, 2006. Such loans amounted to $178,000 at December 31, 2005. The Company had no loans 90 days past due and still accruing on June 30, 2005.

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

OREO properties amounted to $268,000 at December 31, 2005; this property was sold at a foreclosure sale during the first quarter of 2006. The Company had no OREO properties at June 30, 2006.

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

The following table summarizes the loan loss experience of the Company for the six-month periods ended June 30, 2006 and 2005, and for the year ended December 31, 2005.

Analysis of the Allowance for Loan Losses
(Dollars in Thousands)

	Six months ended		Year ended
	June 30,		December 31,
	2006	2005	2005
Balance at Beginning of Period	$7,917	$7,445	$7,445
Provision for Loan Losses	(225)	69	600
Loans Charged-Off:
Commercial	(154)	—	(670)
Agriculture	—	—	—
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	(170)	(73)	(185)

Total Charged-Off	(324)	(73)	(855)
Recoveries:
Commercial	480	—	64
Agriculture	—	617	663
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	75	18	—

Total Recoveries	555	635	727
Net Recoveries	231	562	(128)
Balance at End of Period	$7,923	$8,076	$7,917
Ratio of Net Recoveries
To Average Loans Outstanding During the Period	0.05%	0.12%	(0.03%)
Allowance for Loan Losses
To Total Loans at the end of the Period	1.62%	1.77%	1.71%
To Nonperforming Loans at the end of the Period	268.94%	1,139.07%	351.71%

Non-performing loans totaled $2,946,000, $709,000 and $2,251,000 at June 30, 2006 and 2005 and December 31, 2005, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2006, the Company had the following deposit mix: 33.1% in savings and MMDA deposits, 20.8% in time deposits, 14.9% in interest-bearing transaction deposits and 31.2% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2006 and December 31, 2005 are summarized as follows:
	(dollars in thousands)

	June 30, 2006	December 31, 2005
Three months or less	$29,741	$30,401
Over three to twelve months	34,762	32,129
Over twelve months	5,031	3,456
Total	$69,534	$65,986

Liquidity and Capital Resources

In order to adequately serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale). This ratio was 84.2% on June 30, 2006. In addition, on June 30, 2006, the Company had the following short-term investments: $36,430,000 in Federal funds sold; $11,565,000 in securities due within one year; and $35,165,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $20,700,000. Additionally, the Company has a line of credit with the Federal Home Loan Bank, the current borrowing capacity of which is $95,347,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from First Northern Bank (the “Bank”). Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2006, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of June 30, 2006 (amounts in thousands except percentage amounts).

	Actual		Well Capitalized Ratio Requirement	Minimum
	Capital	Ratio		Capital
Leverage	$58,004	8.78%	5.0%	4.0%
Tier 1 Risk-Based	$58,004	10.51%	6.0%	4.0%
Total Risk-Based	$64,619	11.71%	10.0%	8.0%

Return on Equity and Assets

	Six months ended June 30, 2006	Six months ended June 30, 2005	Year ended December 31, 2005
Annualized return on average assets	1.41%	1.27%	1.35%
Annualized return on beginning core equity*	16.57%	15.77%	17.06%

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

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” and FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  For tax positions that meet the "more-likely-than-not" threshold, an enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  The Interpretation is effective January 1, 2007.  The cumulative effect of applying the provisions of The Interpretation would be recognized as an adjustment to the beginning balance of retained earnings. Management is currently evaluating the impact of this interpretation on the Company’s financial position and results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2006, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.

CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by reference herein and the following information.

Changes in the premiums payable to the Federal Deposit Insurance Corporation could increase our costs and adversely affect our business.

Deposits of First Northern Bank of Dixon are insured up to statutory limits by the Federal Deposit Insurance Corporation, or FDIC, and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. In July 2006, the FDIC released a proposal that would create a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopt a new base schedule of rates that the FDIC Board could adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system, if adopted as proposed, could result in increased annual assessments and increase our costs.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

Under the Company’s stock repurchase program, which was in effect during the second quarter ended June 30, 2006, and which expired on April 30, 2006, the Company was authorized to repurchase an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. On April 20, 2006, the Board of Directors of the Company approved a new stock repurchase program effective April 30, 2006 to replace the Company’s previous stock purchase plan that expired on April 30, 2006. The new stock repurchase program, which will remain in effect until April 30, 2008, allows repurchases by the Company in an aggregate of up to 2 1/2% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 50,516 shares of the Company’s outstanding common stock during the second quarter ended June 30, 2006.

The Company made the following purchases of its common stock during the quarter ended June 30, 2006:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2006	24,004	$28.56	24,004	11,096
May 1 - May 31, 2006	17,955	$27.78	17,955	181,530
June 1 - June 30, 2006	8,557	$26.95	8,557	172,973
Total	50,516	$28.01	50,516	172,973

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its annual meeting of shareholders (the “Annual Meeting”) on April 27, 2006.

(b)  Proxies for the Annual Meeting were solicited pursuant to the rules set forth in Regulation 14A promulgated under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the Company’s proxy statement for the Annual Meeting, and all of such nominees were elected.

(c)  The vote for the nominated directors was as follows:

Nominee	For	Against /Withheld
Lori J. Aldrete	5,781,984	61,315
Frank J. Andrews, Jr.	5,762,659	80,640
John M. Carbahal	5,827,848	15,451
Gregory DuPratt	5,829,074	14,225
John F. Hamel	5,776,310	66,989
Diane P. Hamlyn	5,781,984	61,315
Foy S. McNaughton	5,775,446	67,853
Owen J. Onsum	5,820,900	22,399
David W. Schulze	5,829,074	14,225

The vote for ratifying the appointment of Moss Adams LLP as the Company’s independent auditors was as follows:

For	5,744,909
Against	73,334
Abstain	25,055
Broker Non-Vote	-0-

Approval of the First Northern Community Bancorp 2006 Stock Incentive Plan

For	4,408,071
Against	201,874
Abstain	50,386
Broker Non-Vote	-0-

Approval of the Amended First Northern Community Bancorp Employee Stock Purchase Plan

For	4,534,719
Against	61,043
Abstain	64,569
Broker Non-Vote	-0-

ITEM 6.

EXHIBITS

Exhibit
Number	Exhibits

10.1
First Northern Community Bancorp 2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders)

10.2
Amended First Northern Community Bancorp Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders)

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

FIRST NORTHERN COMMUNITY BANCORP
Date
August 8, 2006	By: /s/ Louise A. Walker
Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)