Form 10-Q
period 2006-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2006-11-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006

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

The number of shares of Common Stock outstanding as of November 6, 2006 was 7,955,101.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.
CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(UNAUDITED)
	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$25,406	$35,507
Federal funds sold	39,495	87,185
Investment securities - available for sale	70,461	48,788
Loans, net of allowance for loan losses of
$8,400 at September 30, 2006 and $7,917 at December 31, 2005	485,775	456,061
Loans held-for-sale	4,629	4,440
Premises and equipment, net	8,093	8,311
Other Real Estate Owned	—	268
Accrued interest receivable and other assets	21,958	20,087
TOTAL ASSETS	$655,817	$660,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Deposits
Demand deposits	$175,124	$192,436
Interest-bearing transaction deposits	102,287	85,560
Savings & MMDA's	187,445	185,878
Time, under $100,000	47,954	51,921
Time, $100,000 and over	64,609	65,986
Total deposits	577,419	581,781
FHLB Advance and other borrowings	10,878	14,969
Accrued interest payable and other liabilities	6,924	7,095
TOTAL LIABILITIES	595,221	603,845

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized;
7,973,364 shares issued and outstanding at September 30, 2006 and 7,558,759 shares issued and outstanding at December 31, 2005	45,925	36,100
Additional paid in capital	977	977
Retained earnings	13,810	19,606
Accumulated other comprehensive (loss) income	(116)	119
TOTAL STOCKHOLDERS' EQUITY	60,596	56,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$655,817	$660,647

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

.	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest Income
Loans	$11,070	$9,331	$31,189	$26,233
Federal funds sold	506	671	2,117	1,602
Investment securities
Taxable	670	452	1,893	1,489
Non-taxable	162	136	436	427
Total interest income	12,408	10,590	35,635	29,751

Interest Expense
Deposits	2,483	1,445	6,326	3,556
Other borrowings	68	123	284	371
Total interest expense	2,551	1,568	6,610	3,927
Net interest income	9,857	9,022	29,025	25,824
Provision for (recovery of) loan losses	810	(69)	585	—

Net interest income after provision for
(recovery of) loan losses	9,047	9,091	28,440	25,824

Other operating income
Service charges on deposit accounts	749	618	2,050	1,788
Gain on sales of other real estate owned	—	27	6	27
Gains on sales of loans held-for-sale	100	147	192	328
Investment and brokerage services income	61	45	173	210
Mortgage brokerage income	101	142	310	325
Loan servicing income	49	156	193	343
Fiduciary activities income	39	32	114	88
ATM fees	70	80	203	195
Signature based transaction fees	102	72	272	201
Gains on sales of available for sale securities	—	15	—	15
Other income	175	172	505	565
Total other operating income	1,446	1,506	4,018	4,085

Other operating expenses
Salaries and employee benefits	4,347	4,132	13,237	11,961
Occupancy and equipment	983	826	2,723	2,387
Data processing	368	308	1,082	892
Stationery and supplies	135	106	375	360
Advertising	162	198	611	491
Directors’ fees	42	31	108	88
Other real estate owned expense	—	21	—	21
Other expense	1,213	1,138	3,582	3,757
Total other operating expenses	7,250	6,760	21,718	19,957

Income before income tax expense	3,243	3,837	10,740	9,952
Provision for income taxes	1,195	1,419	3,996	3,519

Net income	$2,048	$2,418	$6,744	$6,433

Basic Income per share	$0.26	$0.30	$0.84	$0.80
Diluted Income per share	$0.25	$0.29	$0.81	$0.77

Other comprehensive income
Unrealized gain (loss) on available for sale
securities, net of tax effect	345	(132)	(235)	(706)
Total comprehensive income	2,393	2,286	6,509	5,727

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
Description	Shares	Amounts	Income	Capital	Earnings	Income / (Loss)	Total

Balance at December 31, 2005	7,558,759	$36,100		$977	$19,606	$119	$56,802

Comprehensive income:
Net income			$6,744		6,744		6,744
Other comprehensive loss:

Unrealized holding losses on securities arising during the current period, net of tax effect of $157			(235)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $0			—
Total other comprehensive loss, net of tax effect of $157			(235)			(235)	(235)

Comprehensive income			$6,509

6% stock dividend	455,472	12,525			(12,525)		—
Cash in lieu of fractional shares					(15)		(15)
Stock-based compensation and related tax benefits		599					599
Stock options exercised, net of swapped shares	84,733	138					138
Stock repurchase and retirement	(125,600)	(3,437)					(3,437)

Balance at September 30, 2006	7,973,364	$45,925		$977	$13,810	$(116)	$60,596

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Nine months Ended September 30, 2006	Nine months Ended September 30, 2005
Operating Activities
Net Income	$6,744	$6,433
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	780	760
Provision for loan losses	585	—
Stock plan accruals	292	307
Tax benefit for stock options	307	—
Gains on sales of available for sale securities	—	15
Gains on sales of loans	(192)	(313)
Gains on sales of other real estate owned	(6)	(27)
Proceeds from sales of loans held-for-sale	28,897	43,848
Originations of loans held-for-sale	(28,894)	(46,903)
Increase in accrued interest receivable and other assets	(1,956)	(3,548)
(Decrease) increase in accrued interest payable and other liabilities	(171)	1,771
Net cash provided by operating activities	6,386	2,343

Investing Activities
Net (increase) decrease in investment securities	(21,516)	8,808
Net increase in loans	(30,299)	(19,954)
Net decrease in other real estate owned	274	1,402
Purchases of premises and equipment, net	(562)	(1,864)
Net cash used in investing activities	(52,103)	(11,608)

Financing Activities
Net (decrease) increase in deposits	(4,362)	16,891
Net decrease in FHLB advances	(4,091)	(833)
Cash dividends paid	(15)	(16)
Proceeds from stock options exercised	138	96
Tax benefit for stock options	(307)	—
Repurchase of stock	(3,437)	(2,948)
Net cash (used in) provided by financing activities	(12,074)	13,190

Net (decrease) increase in cash and cash equivalents	(57,791)	3,925
Cash and cash equivalents at beginning of period	122,692	116,704
Cash and cash equivalents at end of period	$64,901	$120,629

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,524	$3,917
Income Taxes	$4,615	$4,846

Supplemental disclosures of non-cash investing and financing activities:
Transfer of loans held-to-maturity to OREO	—	$3,226
Stock dividend distributed	$12,525	$6,158

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 and December 31, 2005

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report to stockholders and Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. All material intercompany balances and transactions have been eliminated in consolidation.

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

Changes in the allowance for loan losses during the nine-month periods ended September 30, 2006 and 2005 and for the year ended December 31, 2005 were as follows:
	(in thousands)

	Nine months ended September 30,		Year ended December 31,
	2006	2005	2005
Balance, beginning of period	$7,917	$7,445	$7,445
Provision for loan losses	585	—	600
Loan charge-offs	(717)	(201)	(855)
Loan recoveries	615	704	727
Balance, end of period	$8,400	$7,948	$7,917

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the nine months ended September 30, 2006 for cash proceeds equal to the fair value of the loans.

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

At September 30, 2006, the Company had $4,629,000 of mortgage loans held-for-sale. At September 30, 2006 and December 31, 2005, the Company serviced real estate mortgage loans for others of $111,705,000 and $112,743,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2006 and December 31, 2005.

	(in thousands)
	December 31, 2005	Additions	Reductions	September 30, 2006

Mortgage servicing rights	$973	$95	$116	$952

There was no valuation allowance recorded for mortgage servicing rights as of September 30, 2006 and December 31, 2005.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2006 and 2005.

	(in thousands, except share and earnings per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$2,048	$2,418	$6,744	$6,433

Weighted average common shares outstanding	7,978,274	8,019,459	7,998,922	8,067,433
Basic EPS	$0.26	$0. 30	$0.84	$0. 80

Diluted earnings per share:
Net income	$2,048	$2,418	$6,744	$6,433

Weighted average common shares outstanding	7,978,274	8,019,459	7,998,922	8,067,433

Effect of dilutive options	262,573	383,868	288,426	335,063

	8,240,847	8,403,327	8,287,348	8,402,496
Diluted EPS	$0.25	$0.29	$0.81	$0.77

5.	STOCK OPTION PLAN

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

The following table presents basic and diluted EPS for the three months and nine months ended September 30, 2005.

(in thousands, except earnings per share amounts)

Three months	Nine months
ended September 30,	ended September 30,
2005	2005

Net income, as reported	$2,418	$6,433

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	72	215

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90)	(268)

Pro forma net income under SFAS No. 123	$2,400	$6,380

Basic earnings per share:
As reported	$0.30	$0.80
Pro forma under SFAS No. 123	$0.30	$0.79

Diluted earnings per share:
As reported	$0.29	$0.77
Pro forma under SFAS No. 123	$0.29	$0.76

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

The following table presents the activity related to stock options for the three months ended September 30, 2006.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	540,282	$10.84

Granted	—	—

Cancelled / Forfeited	—	—

Exercised	(4,000)	4.50	$86,000

Options outstanding at End of Period	536,282	$10.88	$7,723,978	6.16

Exercisable (vested) at End of Period	353,178	$8.18	$6,028,509	5.09

The following table presents the activity related to stock options for the nine months ended September 30, 2006.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	602,696	$8.84

Granted	57,790	24.98

Cancelled / Forfeited	(10,425)	10.48

Exercised	(113,779)	7.23	$2,148,200

Options outstanding at End of Period	536,282	$10.88	$7,723,978	6.16

Exercisable (vested) at End of Period	353,178	$8.18	$6,028,509	5.09

The weighted average fair value of options granted during the nine-month period ended September 30, 2006 was $7.75 per share.

As of September 30, 2006, there was $733,063 of total unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.9 years.

The Company determines fair value at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the risk free interest rate, the volatility of the underlying stock and the expected life of the option.

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

For options granted prior to January 1, 2006, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility of First Northern Bank’s (the “Bank”) stock. The Bank recognized option forfeitures as they occurred.

The Bank expenses the fair value of the option on a straight line basis over the vesting period. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. The Bank’s estimated forfeiture rate in the first nine months of 2006, based on historical forfeiture experience, is approximately 0.0%.

A summary of the weighted average assumptions used in valuing stock options during the three and nine months ended September 30, 2006 is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2006*	September 30, 2006
Risk Free Interest Rate	—	4.57%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	4.67

Expected Price Volatility	—	26.39%

 * There were no stock options granted during the three month period ended September 30, 2006.

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

As of September 30, 2006, there was $54,000 of recognized compensation and $18,000 of unrecognized compensation related to ESPP options. This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

The weighted average fair value at grant date is $3.51.

A summary of the weighted average assumptions used in valuing ESPP options during the three and nine months ended September 30, 2006 is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Risk Free Interest Rate	1.36%	1.36%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	2.00	2.00

Expected Price Volatility	23.80%	23.80%

6.	FIRST NORTHERN BANK - EXECUTIVE SALARY CONTINUATION PLAN

The Bank has an unfunded non-contributory defined benefit pension plan ("Executive Salary Continuation Plan") for a select group of highly compensated employees. The Executive Salary Continuation Plan provides defined benefit levels between $50,000 and $125,000 annually, depending on responsibilities at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available for retirement after age 55 and 10 years of service.

	Three months ended September 30,
	2006	2005
Components of Net Periodic Benefit Cost
Service Cost	$51,326	$40,049
Interest Cost	16,332	13,321
Amortization of prior service cost	3,257	3,257
Net periodic benefit cost	$70,915	$56,627

The Bank estimates that the annual net periodic benefit cost will be $260,592 for the year ended December 31, 2006. This compares to annual net periodic benefit costs of $226,506 for the year ended December 31, 2005.

Estimated Contributions for Fiscal 2006

For unfunded plans, contributions to the “Executive Salary Continuation Plan” are the benefit payments made to participants. At December 31, 2005 the Bank expected to make benefit payments of $49,500 in connection with the “Executive Salary Continuation Plan” during fiscal 2006.

Patrick Day, Chief Credit Officer, was hired June 1, 2006, and was included in the plan. Mr. Day's Normal Retirement benefit is $50,000 per annum paid for 10 years following retirement at age 65.

Additionally, in September 2006 the Financial Accounting Standards Board released SFAS No. 158 amending accounting requirements under SFAS No. 87 & 132. SFAS No. 158 is generally effective for fiscal years ending after December 15, 2006. The estimated impact of reflecting SFAS No. 158 at year end is an after-tax reduction of equity of $79,657. Expense recognized for fiscal 2006 is unaffected by SFAS No. 158.

7.	FIRST NORTHERN BANK - DIRECTORS’ RETIREMENT PLAN

The Bank has an unfunded non-contributory defined benefit pension plan ("Directors’ Retirement Plan") for directors of the Bank. The plan provides a retirement benefit equal to $1,000 per year of service as a director, up to a maximum of $15,000. The retirement benefit is payable for 10 years following retirement at age of 65. Reduced retirement benefits are available for retirement after age 55 and 10 years of service.

	Three months ended September 30,
	2006	2005
Components of Net Periodic Benefit Cost
Service Cost	$13,518	$18,218
Interest Cost	5,943	5,233
Amortization of net loss	234	1,295
Net periodic benefit cost	$19,695	$24,746

The Bank estimates that the annual net periodic benefit cost will be $78,774 for the year ended December 31, 2006. This compares to annual net periodic benefit costs of $98,984 for the year ended December 31, 2005.

Estimated Contributions for Fiscal 2006

For unfunded plans, contributions to the “Directors’ Retirement Plan” are the benefit payments made to participants. At December 31, 2005 the Bank expected to make cash contributions of $15,000 to the “Directors’ Retirement Plan” during fiscal 2006.

In September 2006 the Financial Accounting Standards Board released SFAS No. 158 amending accounting requirements under SFAS No. 87 & 132. SFAS No. 158 is generally effective for fiscal years ending after December 15, 2006. The estimated impact of reflecting SFAS No.158 at year end is an after-tax reduction of equity of $27,606. Expense recognized for fiscal 2006 is unaffected by SFAS No. 158.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the "safe harbor" created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used, and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing fiscal challenges for the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations or governmental fiscal or monetary policies; (vi) competition in the banking industry; (vii) changes in accounting standards; and (viii) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A. of Part II of this Report.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the nine-month periods ended September 30, 2006 and 2005 and should be read in conjunction with the Company's consolidated 2005 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2005, along with other financial information included in this report.

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

Our subsidiary, First Northern Bank of Dixon (the “Bank”), is a California state-chartered bank that derives most of its revenues from lending and deposit taking in the Sacramento Valley region of Northern California. Interest rates, business conditions and customer confidence all affect our ability to generate revenues. In addition, the regulatory environment and competition can challenge our ability to generate those revenues.

The Company experienced significant earnings growth through the third quarter of 2006 due to a combination of loan and investment securities growth in addition to strong net interest margins. Significant results and developments during the third quarter 2006 and year-to-date include:

•	Year-to-date net income of $6.74 million, up 4.8% over the $6.43 million earned in the same fiscal period last year.

•
Diluted earnings per share for the nine months ended September 30, 2006 of $0.81, up 5.2% from the $0.77 reported in the same period last year (all 2005 per share earnings have been adjusted for a 6% stock dividend issued March 31, 2006).

•	Provision for loan losses of $585,000 for the nine-month period ended September 30, 2006 compared to no provision for the same period in 2005.

•	Annualized Return on Average Assets for the nine-month period ended September 30, 2006 of 1.36%, compared to 1.35% for the same period in 2005.

•	Annualized Return on Beginning Core Equity for the nine-month period ended September 30, 2006 of 15.86%, compared to 16.85% one year ago.

•	Total assets at September 30, 2006 of $655.8 million, an increase of $6.2 million, or 1.0% from prior-year third quarter levels.

•	Total deposits of $577.4 million at September 30, 2006, an increase of $3.3 million or 0.6% compared to September 30, 2005 figures.

•	Total net loans at September 30, 2006 (including loans held-for-sale) increased $37.7 million, or 8.3%, to $490.4 million compared to September 30, 2005 figures.

•	Total investment securities at September 30, 2006 increased $23.7 million, or 50.6%, to $70.5 million compared to September 30, 2005 figures.

•
Net income for the quarter of $2.05 million, down 15.3% from the $2.42 million earned in the third quarter of 2005. (Third quarter 2005 net income was increased through a $41 thousand, net of tax, recovery of provision for loan losses from a prior period, compared to a $478 thousand, net of tax, provision for loan losses for the current quarter.)

•	Diluted earnings per share for the quarter of $0.25 compared to $0.29 per diluted share earned a year ago.

•
During the third quarter of 2006, the Company also opened its Folsom Financial Center in Folsom at 2360 East Bidwell Street. The Bank has a strong team of local financial experts managing the Center which offers full service banking, commercial loans, real estate mortgage loans, investment & brokerage services, as well as trust administration.

SUMMARY

The Company recorded net income of $6,744,000 for the nine-month period ended September 30, 2006, representing an increase of $311,000 or 4.8% from net income of $6,433,000 for the same period in 2005.

The Company recorded net income of $2,048,000 for the three-month period ended September 30, 2006, representing a decrease of $370,000 or 15.3% from net income of $2,418,000 for the same period in 2005.

The following table presents a summary of the results for the three-month and nine-month periods ended September 30, 2006 and 2005.

	(in thousands, except earnings per share and percentage amounts)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

For the Period:

Net Income	$2,048	$2,418	$6,744	$6,433

Basic Income Per Share*	$0.26	$0.30	$0.84	$0.80

Diluted Income Per share*	$0.25	$0.29	$0.81	$0.77

Return on Average Assets	1.25%	1.50%	1.36%	1.35%

Net Income / Beginning Equity	14.45%	19.00%	15.86%	16.85%

At Period End:

Total Assets	$655,817	$649,668	$655,817	$649,668

Total Loans, Net (including loans held-for-sale)	$490,404	$452,687	$490,404	$452,687

Total Deposits	$577,419	$574,077	$577,419	$574,077

Loan-To-Deposit Ratio	84.9%	78.9%	84.9%	78.9%

*Adjusted for stock dividends

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	September 30, 2006			September 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$489,094	$11,070	8.98%	$458,496	$9,331	8.07%
Investment securities, taxable	55,870	670	4.76%	37,106	452	4.83%
Investment securities, non-taxable (2)	14,098	162	4.56%	11,420	136	4.72%
Federal funds sold	37,982	506	5.29%	79,695	671	3.34%
Total interest-earning assets	597,044	12,408	8.25%	586,717	10,590	7.16%
Non-interest-earning assets:
Cash and due from banks	29,401			29,263
Premises and equipment, net	8,147			7,412
Other real estate owned	—			2,661
Accrued interest receivable and other assets	21,217			17,767
Total average assets	655,809			643,820

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	96,590	473	1.94%	78,536	149	0.75%
Savings & MMDA’s	187,583	1,046	2.21%	188,196	655	1.38%
Time, under $100,000	49,301	356	2.86%	54,099	262	1.92%
Time, $100,000 and over	66,196	608	3.64%	63,649	379	2.36%
FHLB advances and other borrowings	10,601	68	2.54%	14,290	123	3.41%
Total interest-bearing liabilities	410,271	2,551	2.47%	398,770	1,568	1.56%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	179,716			186,541
Accrued interest payable and other liabilities	6,226			4,884
Total liabilities	596,213			590,195
Total stockholders’ equity	59,596			53,625
Total average liabilities and stockholders’ equity	$655,809			$643,820
Net interest income and net interest margin (3)		$9,857	6.55%		$9,022	6.10%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $741 and $773 for the three months ended September 30, 2006 and 2005, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended			Nine months ended
	September 30, 2006			September 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$477,398	$31,189	8.73%	$451,539	$26,233	7.77%
Investment securities, taxable	52,423	1,893	4.83%	39,803	1,489	5.00%
Investment securities, non-taxable (2)	12,402	436	4.70%	11,926	427	4.79%
Federal funds sold	60,197	2,117	4.70%	75,686	1,602	2.83%
Total interest-earning assets	602,420	35,635	7.91%	578,954	29,751	6.87%
Non-interest-earning assets:
Cash and due from banks	30,189			31,382
Premises and equipment, net	8,193			7,491
Other real estate owned	76			932
Accrued interest receivable and other assets	20,378			17,403
Total average assets	661,256			636,162

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	90,003	951	1.41%	70,874	306	0.58%
Savings & MMDA’s	190,990	2,704	1.89%	191,978	1,541	1.07%
Time, under $100,000	50,434	998	2.65%	55,522	694	1.67%
Time, $100,000 and over	67,756	1,673	3.30%	66,864	1,015	2.03%
FHLB advances and other borrowings	11,581	284	3.28%	14,357	371	3.45%
Total interest-bearing liabilities	410,764	6,610	2.15%	399,595	3,927	1.31%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	186,540			179,440
Accrued interest payable and other liabilities	5,730			3,943
Total liabilities	603,034			582,978
Total stockholders’ equity	58,222			53,184
Total average liabilities and stockholders’ equity	$661,256			$636,162
Net interest income and net interest margin (3)		$29,025	6.44%		$25,824	5.96%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $2,171 and $2,239 for the nine months ended months ended September 30, 2006 and 2005, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $10,101,000 decrease in cash & due from banks, a $47,690,000 decrease in Federal funds sold, a $21,673,000 increase in investment securities available-for-sale, a $29,714,000 increase in net loans held for investment, a $189,000 increase in loans held-for-sale, a $218,000 decrease in premises & equipment, a $268,000 decrease in other real estate owned and a $1,871,000 increase in accrued interest receivable and other assets from December 31, 2005 to September 30, 2006. The decrease in cash and due from banks was substantially the result of a decrease in items in process of collection. The decrease in Federal funds sold was largely due to an increase in loans and investment securities available-for-sale. The increase in investment securities available-for-sale was largely due to purchases of mortgage-backed investment securities, agency investment securities and tax exempt municipal investment securities, which was partially offset by a decrease in taxable municipal investment securities. The increase in loans was due to an increase in the following loan categories: commercial; agricultural; equipment; consumer; real estate commercial & construction, which were partially offset by a decrease in the following loan categories: equipment leases; real estate; small business administration real estate and home equity lines of credit. These fluctuations were due to changes in the demand for loan products by the Company’s borrowers. The increase in loans held-for-sale was in real estate loans and was due, for the most part, to an increase in the origination of loans. The Company originated approximately $28,894,000 in residential mortgage loans during the first nine months of 2006, which was offset by approximately $28,897,000 in loan sales during this period. The decrease in premises & equipment was due to increased depreciation, which was partially offset by an increase in furniture & equipment purchases. The increase in accrued interest receivable and other assets was mainly due to an increase in loan and securities interest receivables; income taxes receivable and an increase in the cash surrender value of bank owned life insurance and an increase in prepaid expenses.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a decrease in total deposits of $4,362,000 at September 30, 2006 compared to the total at December 31, 2005. The decrease in deposits was due to lower demand, under $100,000 time deposit totals and over $100,000 time deposits, combined with higher interest-bearing transaction deposits and savings & money market deposits. These fluctuations were due to cyclical changes in deposit requirements of the Company’s depositors. Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $4,091,000 for the nine months ended September 30, 2006 compared to the year ended December 31, 2005, due to payments to FHLB combined with a decrease in treasury tax and loan note payable. Other liabilities decreased $171,000 from December 31, 2005 to September 30, 2006. The decrease in other liabilities was due to decreases in accrued profit sharing and incentive compensation expenses, which were partially offset by increases in accrued interest expense, accrued retirement expense, accrued taxes payable and deferred compensation expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The increase in general market interest rates increased the Company’s yields on earning assets. The Federal Open Market Committee increased the Federal funds rate by a total of 150 basis points during the twelve-month period ended September 30, 2006.

Interest income on loans for the nine-month period ended September 30, 2006 was up 18.9% from the same period in 2005, increasing from $26,233,000 to $31,189,000, and was up 18.6% for the three-month period ended September 30, 2006 over the same period in 2005, from $9,331,000 to $11,070,000. The increase in interest income on loans for the nine-month period ended September 30, 2006 as compared to the same period a year ago was primarily due to an increase in average loans and a 97 basis point increase in loan yields. The increase for the three-month period ended September 30, 2006 as compared to the same period a year ago was primarily due to an increase in average loans and a 91 basis point increase in loan yields.

Interest income on Federal funds sold for the nine-month period ended September 30, 2006 was up 32.2% from the same period in 2005, increasing from $1,602,000 to $2,117,000, and was down 24.6% for the three-month period ended September 30, 2006 over the same period in 2005, from $671,000 to $506,000. The increase in Federal funds income for the nine-month period ended September 30, 2006 as compared to the same period a year ago was primarily due to a 187 basis point increase in Federal funds yields, which was partially offset by a decrease in average Federal funds sold. The decrease for the three-month period ended September 30, 2006 as compared to the same period a year ago, was primarily due to a decrease in average Federal funds sold, which was partially offset by a 195 basis point increase in Federal funds yield. The changes in average Federal funds sold were the result of the increase in average loans and investment securities.

Interest income on investment securities for the nine-month period ended September 30, 2006 was up 21.6% from the same period in 2005, increasing from $1,916,000 to $2,329,000 and was up 41.5% for the three-month period ended September 30, 2006 over the same period in 2005, from $588,000 to $832,000. The increase from the nine-month period ended September 30, 2006 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by a 15 basis point decrease in securities yields. The increase from the three-month period ended September 30, 2006 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by a 9 basis point decrease in securities yields.

Interest Expense

The increase in general market interest rates also increased the Company’s cost of funds.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2006 was up 68.3% from the same period in 2005, increasing from $3,927,000 to $6,610,000, and was up 62.7% for the three-month period ended September 30, 2006 over the same period in 2005, from $1,568,000 to $2,551,000. The increase in interest expense from the nine-month period ended September 30, 2006 as compared to the same period a year ago was primarily due to increased average interest bearing liabilities and an 84 basis point increase in the Company’s average cost of funds. The increase in interest expense from the three-month period ended September 30, 2006 as compared to the same period a year ago was primarily due to increased average interest bearing liabilities and a 91 basis point increase in the Company’s average cost of funds.

Provision for Loan Losses

There was a provision for loan losses of $585,000 for the nine-month period ended September 30, 2006 compared to no provision for the same period in 2005. The increase in the provision was due to an increase in non-accrual loans, combined with the Company’s evaluation of the quality of the loan portfolio. The September 30, 2006 allowance for loan losses of approximately $8,400,000 was 1.7% of total loans (excluding loans held for sale) compared to $7,917,000 or 1.7% of total loans (excluding loans held for sale) at December 31, 2005. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses inherent in the loan portfolio.

Provision for Unfunded Lending Commitment Losses

There was a recovery of provision for unfunded lending commitment losses of $61,000 for the nine-month period ended September 30, 2006 compared to an $81,000 provision for the same period in 2005. The recovery of provision for unfunded lending commitment losses was due to a decrease in unfunded lending commitments.

There was a recovery of provision for unfunded lending commitment losses of $61,000 for the three-month period ended September 30, 2006 compared to no provision for the same period in 2005. The recovery of provision for unfunded lending commitment losses was due to a decrease in unfunded lending commitments.

The provision for unfunded lending commitment losses is included in other operating expenses.

Other Operating Income

Other operating income was down 1.6% for the nine-month period ended September 30, 2006 from the same period in 2005, decreasing from $4,085,000 to $4,018,000.

This decrease was primarily due to a decrease in loan servicing income, gain on sale of loans, mortgage brokerage income, investment and brokerage services income and miscellaneous other income, which was partially offset by an increase in service charges on deposit accounts, signature based transaction fees, fiduciary activities income and ATM fees. The decrease in loan servicing income was due to a decrease in booked income for the Company’s mortgage servicing asset. The decrease in gain on sale of loans was due to a decrease in the origination and sale of loans compared to the same period in 2005. The Company sold approximately $28,897,000 in residential mortgage loans during the nine-month period ended September 30, 2006, as compared to $43,848,000 for the same period in 2005. The decrease in mortgage brokerage income was due to a decline in mortgage brokerage activity. The decrease in investment and brokerage services income was due to a decline in the demand for investment and brokerage services. The decrease in other miscellaneous income was due to a decrease in net letter of credit fees, which was partially offset by increases in check sales fees, safe deposit fees and deferred compensation insurance earnings. The increase in service charges on deposit accounts was due to an increase in overdraft fees. The increase in signature based transaction fees was due to an increase in signature based transactions. The increase in fiduciary activity income was due to an increase in the demand for fiduciary activity. The increase in ATM fees was due to an increase in ATM usage.

Other operating income was down 4.0% for the three-month period ended September 30, 2006 from the same period in 2005, decreasing from $1,506,000 to $1,446,000.

This decrease was primarily due to a decrease in loan servicing income, gain on sale of loans, mortgage brokerage income and ATM fees, which was partially offset by an increase in service charges on deposit accounts, signature based transaction fees, investment and brokerage services income, fiduciary activities income and other miscellaneous income. The decrease in loan servicing income was due to a decrease in booked income for the Company’s mortgage servicing asset. The decrease in gain on sale of loans was due to a decrease in the origination and sale of loans compared to the same period in 2005. The decrease in mortgage brokerage income was due to a decline in mortgage brokerage activity. The decrease in ATM fees was due to a decrease in the ATM usage. The increase in service charges on deposit accounts was due to an increase in overdraft fees. The increase in signature based transaction fees was due to an increase in signature based transactions. The increase in investment and brokerage services income was due to a increase in the demand for investment and brokerage services. The increase in fiduciary activity income was due to an increase in the demand for fiduciary activity. The increase in other miscellaneous income was primarily due to an increase in deferred compensation insurance earnings.

Other Operating Expenses

Total other operating expenses was up 7.3% for the three-month period ended September 30, 2006 from the same period in 2005, increasing from $6,760,000 to $7,250,000.

The main reasons for the increase in other operating expenses in the three-month period ended September 30, 2006 were due to increases in the following: salaries and benefits; occupancy and equipment expense; data processing; stationery and supplies; and other miscellaneous operating expenses; which was partially offset by a decrease in advertising costs. The increase in salaries and benefits was due to increases in the following: merit salaries; profit sharing expenses; deferred compensation interest expense; group insurance; welfare and recreation expense; stock compensation expense; and payroll taxes, which were partially offset by a decrease in provision for incentive compensation due to decreased profits; commissions paid; and worker’s compensation expense. The increase in occupancy and equipment expense was due to increased rent expense, depreciation expense, service contracts; utilities expense and maintenance expense. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system. The increase in stationery and supplies was due to an increase in supply usage. The decrease in advertising costs was due to the timing of expenses.

Total other operating expenses was up 8.8% for the nine-month period ended September 30, 2006 from the same period in 2005, increasing from $19,957,000 to $21,718,000.

The main reasons for the increase in other operating expenses in the nine-month period ended September 30, 2006 were due to increases in the following: salaries and benefits; occupancy and equipment expense; data processing; stationery and supplies; and advertising costs; which was partially offset by a decrease in other miscellaneous operating expenses. The increase in salaries and benefits was due to increases in the following: merit salaries; deferred compensation interest expense, provision for incentive compensation and profit sharing expenses due to increased profits; group insurance; welfare and recreation expense; stock compensation expense; and payroll taxes, which were partially offset by a decrease in commissions paid and worker’s compensation expense. The increase in occupancy and equipment expense was due to increased rent expense, depreciation expense, service contracts, utilities expense, equipment rental, maintenance expense, property taxes and hazard and liability insurance expense. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system. The increase in stationery and supplies was due to an increase in supply usage. The increase in advertising costs was due to increased costs associated with new deposit products compared to the same period in 2005.

The following table sets forth other miscellaneous operating expenses by category for the three-month and nine-month periods ended September 30, 2006 and 2005.

	(in thousands)
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Other miscellaneous operating expenses
(Recovery of) provision for unfunded lending commitments	$(61)	$—	$(61)	$81
Legal fees	71	30	214	118
Accounting and audit fees	113	102	364	428
Consulting fees	188	96	418	313
Postage expense	88	81	276	218
Telephone expense	56	50	156	159
Training expense	64	71	209	188
Loan origination expense	153	201	445	674
Computer software depreciation	60	58	189	179
Other miscellaneous expense	481	449	1,372	1,399

Total other miscellaneous operating expenses	$1,213	$1,138	$3,582	$3,757

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes. In the nine months ended September 30, 2006, the Company’s provision for income taxes increased $477,000 from the same period last year, from $3,519,000 to $3,996,000. The Company’s effective tax rate for the nine months ended September 30, 2006 was 37.2%, compared to 35.4% for the same period in 2005.

In the three months ended September 30, 2006, the Company’s provision for income taxes decreased $224,000 from the same period last year, from $1,419,000 to $1,195,000. The Company’s effective tax rate for the three months ended September 30, 2006 was 36.9%, compared to 37.0% for the same period in 2005.

The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular non-taxable municipal bond income tax credits generated from low-income housing investments, and for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments and standby letters of credit at the dates indicated.

	(in thousands)

	September 30, 2006	December 31, 2005
Undisbursed loan commitments	$193,589	$203,101
Standby letters of credit	13,050	14,077
	$206,639	$217,178

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

Non-accrual loans amounted to $2,798,000 at September 30, 2006 and were comprised of six commercial loans totaling $1,706,000, two agricultural loans totaling $624,000 and two real estate loans totaling $468,000. At December 31, 2005, non-accrual loans amounted to $2,073,000 and were comprised of one commercial loan totaling $289,000 and three agricultural loans totaling $1,784,000. At September 30, 2005, non-accrual loans amounted to $3,147,000 and were comprised of three commercial loans totaling $1,693,000, two agricultural loans totaling $1,411,000 and one installment loan totaling $43,000. The increase in non-accrual loans at September 30, 2006 from the balance at December 31, 2005 was due to the addition of five commercial loans, two real estate loans and one agricultural loan. The increase was partially offset by payoffs on two agricultural loans and payments on one commercial loan and one agricultural loan. The Company’s management believes that nearly $2,311,000 of the non-accrual loans at September 30, 2006 were adequately collateralized or guaranteed by a governmental entity, and the remaining $487,000 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss allowance. See“Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing at September 30, 2006. Such loans amounted to $69,000 and $178,000 at September 30, 2005 and December 31, 2005, respectively.

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

OREO properties amounted to $268,000 at December 31, 2005; this property was sold at a foreclosure sale during the first quarter of 2006. The Company had no OREO properties at September 30, 2006.

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

The following table summarizes the loan loss experience of the Company for the nine-month periods ended September 30, 2006 and 2005, and for the year ended December 31, 2005.

Analysis of the Allowance for Loan Losses
(in thousands)

	Nine months ended		Year ended
	September 30,		December 31,
	2006	2005	2005
Balance at Beginning of Period	$7,917	$7,445	$7,445
Provision for Loan Losses	585	—	600
Loans Charged-Off:
Commercial	(400)	(91)	(670)
Agriculture	—	—	—
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	(317)	(110)	(185)

Total Charged-Off	(717)	(201)	(855)
Recoveries:
Commercial	480	—	64
Agriculture	—	663	663
Real Estate Mortgage	—	—	—
Real Estate Construction	—	—	—
Installment Loans to Individuals	135	41	—

Total Recoveries	615	704	727
Net (Charge-Offs) Recoveries	(102)	503	(128)
Balance at End of Period	$8,400	$7,948	$7,917
Ratio of Net (Charge-Offs)Recoveries
To Average Loans Outstanding During the Period	(0.02%)	0.11%	(0.03%)
Allowance for Loan Losses
To Total Loans at the end of the Period	1.70%	1.75%	1.71%
To Nonperforming Loans at the end of the Period	300.21%	247.14%	351.71%

Non-performing loans totaled $2,798,000, $3,216,000 and $2,251,000 at September 30, 2006 and 2005 and December 31, 2005, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2006, the Company had the following deposit mix: 32.5% in savings and MMDA deposits, 19.5% in time deposits, 17.7% in interest-bearing transaction deposits and 30.3% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2006 and December 31, 2005 are summarized as follows:
	(in thousands)

	September 30, 2006	December 31, 2005
Three months or less	$21,613	$30,401
Over three to twelve months	37,315	31,129
Over twelve months	5,681	3,456
	$64,609	$65,986

Liquidity and Capital Resources

In order to adequately serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios, with the most common being the ratio of net loans to deposits (including loans held for sale). This ratio was 84.9% on September 30, 2006. In addition, on September 30, 2006, the Company had the following short-term investments: $39,495,000 in Federal funds sold; $13,779,000 in securities due within one year; and $29,835,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $25,700,000. Additionally, the Company has a line of credit with the Federal Home Loan Bank, the current borrowing capacity of which is $92,205,000.

The Company’s primary source of liquidity are dividends from the Bank. Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2006, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of September 30, 2006.

	(in thousands, except percentage amounts)

	Actual		Well Capitalized Ratio Requirement	Minimum
	Capital	Ratio		Capital
Leverage	$60,076	9.14%	5.0%	4.0%
Tier 1 Risk-Based	$60,076	10.72%	6.0%	4.0%
Total Risk-Based	$66,749	11.91%	10.0%	8.0%

Return on Equity and Assets

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Year ended December 31, 2005
Annualized return on average assets	1.36%	1.35%	1.35%
Annualized return on beginning core equity*	15.86%	16.85%	17.06%

* Core equity does not include any gains or losses on available for sale securities and other intangible assets	.
Core equity consisted of $60,712,000, $54,788,000 and $56,683,000 at September 30, 2006, September 30, 2005 and December 31, 2005, respectively.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2006, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.

CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended September 30, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by reference herein and the following information.

Changes in the premiums payable to the Federal Deposit Insurance Corporation will increase our costs and could adversely affect our business.

Deposits of First Northern Bank of Dixon are insured up to statutory limits by the Federal Deposit Insurance Corporation, or FDIC, and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. In November 2006, the FDIC issued a final rule effective January 1, 2007 that creates a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopts a new base schedule of rates that the FDIC Board can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system is expected to result in increased annual assessments on the deposits of First Northern Bank of Dixon. An FDIC credit for prior contributions is expected to offset a portion of the assessment for 2007 and may offset a portion of the assessment for 2008. Significant increases in the insurance assessments First Northern Bank of Dixon pays will increase our costs once the credit is exceeded.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On April 20, 2006, the Board of Directors of the Company approved a new stock repurchase program effective April 30, 2006 to replace the Company’s previous stock purchase plan that expired on April 30, 2006. The new stock repurchase program, which will remain in effect until April 30, 2008, allows repurchases by the Company in an aggregate of up to 2 1/2% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 17,994 shares of the Company’s outstanding common stock during the third quarter ended September 30, 2006.

The Company made the following purchases of its common stock during the quarter ended September 30, 2006:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2006	10,221	$26.54	10,221	162,752
August 1 - August 31, 2006	7,273	$26.12	7,273	155,479
September 1 - September 30, 2006	500	$25.25	500	154,979
Total	17,994	$26.34	17,994	154,979

ITEM 6.

EXHIBITS

Exhibit
Number	Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date: November 8, 2006	By: /s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)