Form 10-K
period 2006-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2007-03-15
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
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
Yes ☐         No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2006 (based upon the last reported sales price of such stock on the OTC Bulletin Board on June 30, 2006) was $209,686,313.

The number of shares of Common Stock outstanding as of March 13, 2007 was 7,958,805.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Shareholders.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can be identified by the fact that they do no relate strictly to historical or current facts. Often they include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or words of similar meaning, or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, or “may. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks discussed in Item 1A under the caption “Risk Factors” and other risk factors discussed elsewhere in this Report. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

ITEM 1 - BUSINESS

Unless otherwise indicated, all information herein has been adjusted to give effect to our two-for-one stock split in 2005 and stock dividends.

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

The Bank has eleven full service branches. Four are located in the Solano County cities of Dixon, Fairfield, and Vacaville (2). Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland. Two branches are located in Sacramento County, one in Downtown Sacramento and the other in the city of Folsom, and one branch is located in the city of Roseville in Placer County. The Bank also has two satellite-banking offices inside retirement communities in the city of Davis. In addition, the Bank has real estate loan offices in Davis, Woodland, Vacaville, Folsom and Roseville that originate residential mortgages and construction loans. The Bank also has a Small Business Administration (the “SBA”) Loan Department and an Asset Management & Trust Department in Downtown Sacramento that serve the Bank’s entire market area.

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

A real estate loan production office was opened in El Dorado Hills, in April 1996, to serve the growing mortgage loan demand in the foothills area east of Sacramento. This office was moved to Folsom in 2006, a more central location for serving Folsom, Rancho Cordova, and the eastern slope of El Dorado County.

The SBA Loan Department was opened in April 1997 in Sacramento to serve the small business and industrial loan demand throughout the Bank’s entire market area.

In June of 1997, the Bank’s seventh branch was opened in Woodland, the county seat of Yolo County. Woodland is an expanding and diversified city with an economy dominated by agribusiness, retail services, and a healthy industrial sector.

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

In March of 2002 the Bank opened its ninth branch in a new class-A commercial building located on the harbor in Suisun City. Suisun’s Downtown waterfront area is part of an ongoing community revitalization project put into place with the goal of attracting new small businesses and merchants. After five years in operation and slower than anticipated city growth, the Bank decided to close its Suisun City Branch and serve the Branch’s customers out of its Fairfield Branch. The Fairfield Branch is undergoing an expansion and remodel to accommodate the additional customers.

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

In August of 2003, a fifth full service real estate loan production office was opened in Woodland. This loan office is located within the same commercial office complex as the Bank’s Woodland Branch. The Bank’s history of servicing the Woodland community, coupled with the continued growth of the Woodland housing market, prompted this decision to expand the Bank’s real estate loan services for the community.

The Bank expanded its presence in Placer County in January 2005 by opening a full service branch on a prominent corner in the rapidly growing business district of Roseville.

In the fourth quarter of 2006, the Bank opened its Folsom Financial Center which houses a full service branch, a real estate loan production office, and an investment & brokerage services office. Folsom is one of the fastest growing cities in Sacramento County and its central proximity to Rancho Cordova and El Dorado Hills makes it ideal for building market share in the eastern part of the County.

Through this period of change and diversification, the Bank’s strategic focus, which emphasizes serving the banking needs of individuals and small to medium-sized businesses, has not changed. The Bank takes real estate, crop proceeds, securities, savings and time deposits, automobiles, and equipment as collateral for loans.

Most of the Bank’s deposits are attracted from the market of northern and central Solano County and southern and central Yolo County. The Company believes that the Bank’s deposit base does not involve any undue concentration levels from one or a few major depositors.

As of December 31, 2006, the Company and the Bank employed 242 full-time equivalent staff. The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

First Northern has historically experienced seasonal swings in both deposit and loan volumes due primarily to general economic factors and specific economic factors affecting our customers. Deposits have typically hit lows in February or March and have peaked in November or December. Loans typically peak in the late spring and hit lows in the fall as crops are harvested and sold. Since the real estate and agricultural economies generally follow the same seasonal cycle, they experience the same deposit and loan fluctuations.

Available Information

The Company’s internet address is www.thatsmybank.com, and the Company makes available free of charge on this website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov. The information found on the Company’s website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the information found on the Company’s website by reference, and shall not otherwise be deemed filed under such Acts.

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

Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing California bank or industrial bank, which has existed for at least five years, by merger or purchase, (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states, and (c) the Commissioner of Financial Institutions is authorized to approve an interstate acquisition or merger which would result in a deposit concentration in California exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial bank without purchasing the entire entity or by establishing a de novo California bank.

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

Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees, which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries of the Company if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to the Bank.

Bank Regulation and Supervision

The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the FDIC and the Company by the FRB. The regulations of these agencies affect most aspects of the Company’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Company’s activities and various other requirements. While the Bank is not a member of the FRB, it is also directly subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B). In addition, the banking industry is subject to significantly increased regulatory scrutiny and enforcement regarding Bank Secrecy Act and anti-money laundering matters. In recent years, a number of banks and bank holding companies announced the imposition of regulatory sanctions, including regulatory agreements and cease and desist orders and, in some cases, fines and penalties by the bank regulators due to failures to comply with the Bank Secrecy Act and other anti-money laundering legislation. In a number of these cases, the fines and penalties have been significant.

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

As of December 31, 2006, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2006 (amounts in thousands except percentage amounts).

	The Company
			Well	Minimum
	Actual		Capitalized	Capital
	Capital	Ratio	Ratio	Requirement

Leverage	$62,400	9.1%	5.0%	4.0%
Tier 1 Risk-Based	62,400	11.1%	6.0%	4.0%
Total Risk-Based	69,078	12.3%	10.0%	8.0%

	The Bank
			Well	Minimum
	Actual		Capitalized	Capital
	Capital	Ratio	Ratio	Requirement

Leverage	$61,719	9.0%	5.0%	4.0%
Tier 1 Risk-Based	61,719	11.0%	6.0%	4.0%
Total Risk-Based	68,397	12.2%	10.0%	8.0%

The federal banking agencies must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. The federal banking agencies must also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluating a Bank’s capital adequacy.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “under-capitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. Management believes that at December 31, 2006, the Company and the Bank met the requirements for “well capitalized institutions.”

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

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005. To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category. The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures.

To offset assessments, a member institution may apply certain one time credits, based on the institution’s (or its successor’s) assessment base as of the end of 1996. An institution may apply available credits up to 100% of assessments in 2007, and up to 90% of assessments in each of 2008, 2009 and 2010. Based on available credits, we expect the increase in total deposit insurance expense in 2007 under the new assessment schedule to be fully offset.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on our business and prospects.

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

In order to compete with major financial institutions and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees.

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

The Bank is Subject to Lending Risks of Loss and Repayment Associated with Commercial Banking Activities

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2006, approximately 70% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate. The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early 1990’s. See“Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction and real estate mortgage. At December 31, 2006, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 48% and 22%, respectively, of the total loans in the Bank’s portfolio. At December 31, 2006, all of the Bank’s real estate mortgage and construction loans and approximately 49% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition and results of operations. See“Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2006, approximately 70% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, poor economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. In the early 1990’s, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. Economic conditions in California are subject to various uncertainties at this time, including the softening in the California real estate market and housing industry. California’s state government has undergone serious fiscal and budget difficulties in the recent past. If economic conditions in California decline or if California were to experience another recession, it is expected that the Bank’s level of problem assets would increase accordingly. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank. The occurrence of natural disasters in California could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and business prospects.

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. The Bank is generally adversely affected by declining interest rates. Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures About Market Risk” below.

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2006, 11% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000. These deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits would adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

Our Ability to Pay Dividends is Subject to Legal Restrictions

As a bank holding company, our cash flow typically comes from dividends of the Bank. Various statutory and regulatory provisions restrict the amount of dividends the Bank can pay. The ability of the Company to pay cash dividends in the future also depends on the Company’s profitability, growth and capital needs. In addition, California law restricts the ability of the Company to pay dividends. No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued. See“Business - Restrictions on Dividends and Other Distributions” above.

Competition Adversely Affects our Profitability

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank. In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations, credit unions and member institutions of the Farm Credit System, which offer many services that traditionally were offered only by banks. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies. In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market. Also, technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks. Non-bank financial service providers may have lower overhead costs and are subject to fewer regulatory constraints. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits. During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans. Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans. No assurance can be given that the Bank will be able to compete with these lenders. See “Business - Competition” above.

Government Regulation and Legislation

The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank. The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of the Company. The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse. See“Bank Regulation and Supervision” above.

Our Controls and Procedures May Fail or be Circumvented

The Company maintains controls and procedures to mitigate against risks such as processing system failures and errors, and customer or employee fraud, and maintains insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Events could occur which are not prevented or detected by the Company’s internal controls or are not insured against or are in excess of the Company’s insurance limits. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

Recent Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

In 2006, the FDIC created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system is expected to result in increased annual assessments on deposits of the Bank. Although an FDIC credit for prior contributions is expected to fully offset the assessment for 2007, increases in the insurance assessments will increase our costs once the credit is exceeded.

Negative Public Opinion could Damage Our Reputation and Adversely Affect Our Earnings

Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, management of actual or potential conflicts of interest and ethical issues and our protection of confidential client information. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action. We take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients and communities.

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

War on Terrorism; Foreign Hostilities

Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities may result in a downturn in U.S. economic conditions and could adversely affect business and economic conditions in the U.S. generally and in our principal markets. The war in Iraq has also generated various political and economic uncertainties affecting the global and U.S. economies.

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

Adequacy of Allowance for Loan and Other Real Estate Losses

The Bank’s allowance for estimated losses on loans was approximately $8.4 million, or 1.73% of total loans at December 31, 2006 compared to $7.9 million or 1.70% of total loans at December 31, 2005 and 243% of total non-performing loans at December 31, 2006 compared to 352% at December 31, 2005. Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates. In addition an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets. Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations. See“Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

Shares Eligible for Future Sale

As of December 31, 2006, the Company had 7,980,952 shares of Common Stock outstanding, all of which are eligible for sale in the public market without restriction. Future sales of substantial amounts of the Company’s Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire up to 6% of the unissued authorized shares of Common Stock at exercise prices ranging from $4.27 to $27.75 have been issued to directors and employees of the Company, over the past seven (7) years, under the Company’s 2000 Stock Option Plan and Outside Directors 2000 Non-statutory Stock Option Plan, and options to acquire up to an additional 10% of the unissued authorized shares of Common Stock are reserved for issuance under such plans. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s Common Stock. See“Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

Limited Public Market; Volatility in Stock Price

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ. However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”. The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Morgan Securities and Monroe Securities, Inc., all currently make a market in the Company’s common stock. Management is aware that there are also private transactions in the Company’s common stock. However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares. Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry, as well as the level of repurchases of Company stock by the Company pursuant to its stock repurchase program.

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

Dilution

As of December 31, 2006, the Company had outstanding options to purchase an aggregate of 517,953 shares of Common Stock at exercise prices ranging from $4.27 to $27.75 per share, or a weighted average exercise price per share of $10.94. To the extent such options are exercised, shareholders of the Company will experience dilution. See“Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company and the Bank are engaged in the banking business through 19 offices in five counties in Northern California including six offices in Solano County, eight in Yolo County, three in Sacramento County and two in Placer County. In addition, the Company owns two vacant lots, one in northern Solano County and the other in eastern Sacramento County for possible future bank sites. The Company and the Bank believe all of their offices are constructed and equipped to meet prescribed security requirements.

The Bank owns three branch office locations and two administrative facilities and leases 13 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3 - LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any material pending legal proceeding, nor is any of their property the subject of any material pending legal proceeding, except ordinary routine litigation arising in the ordinary course of the Bank's business and incidental to its business, none of which is expected to have a material adverse impact upon the Company's or the Bank's business, financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ. However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”. The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Morgan Securities and Monroe Securities, Inc., all currently make a market in the Company’s common stock. Management is aware that there are also private transactions in the Company’s common stock and the data set forth below may not reflect all such transactions.

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2006	$25.53	$21.46
3rd Quarter 2006	$25.46	$23.58
2nd Quarter 2006	$27.36	$24.62
1st Quarter 2006	$27.12	$22.47

4th Quarter 2005	$22.34	$20.47
3rd Quarter 2005	$22.25	$20.25
2nd Quarter 2005	$23.04	$14.24
1st Quarter 2005	$14.68	$11.75

*	Price adjusted for dividends and splits.

As of December 31, 2006, there were approximately 1,148 holders of record of the Company’s common stock, no par value, which is the only class of equity securities authorized or issued.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 28, 2007	6%	March 30, 2007
February 28, 2006	6%	March 31, 2006
February 28, 2005	6%	March 31, 2005

In addition to the above, on April 21, 2005, the Board of Directors of the Company declared a two-for-one stock split. The stock split doubled the outstanding common stock recorded on the books of the Company as of the record date, May 10, 2005.

The Company does not expect to pay a cash dividend in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

On April 20, 2006, the Company approved a stock repurchase program effective April 30, 2006 to replace the Company’s previous stock purchase plan that expired on April 30, 2006. The new stock repurchase program, which will remain in effect until April 30, 2008, allows repurchases by the Company in an aggregate of up to 2.5% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 30,078 shares of the Company’s outstanding common stock during the fourth quarter of 2006. The following table details stock repurchase activity during this period:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2006	16,599	$25.24	16,599	138,380
November 1 - November 30, 2006	11,360	$24.86	11,360	127,020
December 1 - December 31, 2006	2,119	$23.16	2,119	124,901
Total	30,078	$24.95	30,078	124,901

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements. The selected consolidated financial data set forth below as of December 31, 2003, and 2002 have been derived from the Company’s historical financial statements not included in this Report. The financial information for 2006, 2005 and 2004 should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2006	2005	2004	2003	2002

Interest Income and Loan Fees	$48,070	$40,902	$31,619	$30,326	$28,941
Interest Expense	(9,426)	(5,729)	(3,426)	(3,109)	(4,237)
Net Interest Income	38,644	35,173	28,193	27,217	24,704
Provision for Loan Losses	(735)	(600)	(207)	(2,153)	(676)
Net Interest Income after Provision for Loan Losses	37,909	34,573	27,986	25,064	24,028
Other Operating Income	5,289	5,720	5,214	7,160	4,972
Other Operating Expense	(29,219)	(26,813)	(22,943)	(22,868)	(20,411)
Income before Taxes	13,979	13,480	10,257	9,356	8,589
Provision for Taxes	(5,169)	(4,792)	(3,550)	(3,245)	(2,871)
Net Income	$8,810	$8,688	$6,707	$6,111	$5,718

Basic Income Per Share	$1.04	$1.02	$.78	$.71	$.65

Diluted Income Per Share	$0.99	$0.98	$.76	$.69	$.64

Total Assets	$685,225	$660,647	$629,503	$559,441	$495,876

Total Investments	$76,273	$48,788	$55,154	$50,235	$69,958

Total Loans, including loans held-for-sale, net	$480,009	$460,501	$433,421	$380,491	$356,018

Total Deposits	$603,682	$581,781	$557,186	$498,849	$442,241

Total Equity	$61,990	$56,802	$51,901	$46,972	$43,442

Weighted Average Shares of Common Stock outstanding used for Basic Income Per Share Computation [1]	8,468,643	8,531,880	8,585,409	8,608,209	8,749,315

Weighted Average Shares of Common Stock outstanding used for Diluted Income Per Share Computation [1]	8,882,925	8,881,596	8,809,916	8,799,158	8,999,552

Return on Average Total Assets	1.32%	1.35%	1.14%	1.18%	1.25%

Net Income/Average Equity	14.90%	16.17%	13.73%	13.56%	13.71%

Net Income/Average Deposits	1.49%	1.52%	1.28%	1.32%	1.40%

Average Loans/Average Deposits	81.20%	79.44%	75.81%	79.25%	73.99%

Average Equity to Average Total Assets	8.87%	8.37%	8.32%	8.69%	9.11%

1. All years have been restated to give retroactive effect for stock dividends issued and stock splits.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to Part I, Item 1A “Risk Factors” for a discussion of some factors that may cause results to differ.

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

The Company experienced strong earnings performance in 2006 due to a combination of (1) growth in earning assets, (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets, and (3) the increase in low cost deposits which helped to support the increase in loans. Financial highlights for 2006 include:

•
Net income for 2006 totaled $8.8 million, a 1.2% increase compared to $8.7 million for 2005. Net income per common share for 2006 of $1.04 increased 2.0% compared to $1.02 for 2005, and net income per common share on a fully diluted basis was $0.99 for 2006, an increase of 1.0% compared to $0.98 for 2005.

•
Loans (including loans held-for-sale) increased to $480.0 million at December 31, 2006, a 4.2% increase from $460.5 million at December 31, 2005. Commercial loans totaled $97.3 million at December 31, 2006, up 11.7% from $87.1 million a year earlier; agriculture loans were $38.6 million, up 17.7% from $32.8 million at December 31, 2005; real estate construction loans were $106.8 million, up 3.3% from $103.4 million at December 31, 2005; and real estate mortgage loans were $232.0 million, down 0.4% from $233.0 million a year earlier.

•	Average deposits grew to $589.8 million during 2006, a $20.0 million or 3.5% increase from 2005.

•	The Company reported average total assets of $666.4 million at December 31, 2006, up 3.7% from $642.5 million a year earlier.

•
The provision for loan losses in 2006 totaled $735,000, an increase of 22.5% from $600,000 in 2005. Net charge-offs were $291,000 in 2006 compared to $128,000 in net charge-offs in 2005. The increase in the provision for loan losses and increase in net charge-offs can be primarily attributed to increased loan volume combined with charge-offs.

•	Net interest income totaled $38.6 million for 2006, an increase of 9.7% from $35.2 million in 2005, primarily due to strong loan volumes and increased rates.

•
Other operating income totaled $5.3 million for the year ended December 31, 2006, a decrease of 7.0% from $5.7 million for the year ended December 31, 2005. The decrease was due primarily to decreases in gains on sales of loans and gains on other real estate owned.

•
Other operating expenses totaled $29.2 million for 2006, up 9.0% from $26.8 million in 2005. Contributing to the increase were increased salaries and employee benefits, increased rents and other expenses associated with opening new branches and offices, and advertising expenses.

In 2007, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income while remaining conscious of the need to maintain appropriate expense levels. We expect gradual growth in commercial and real estate loan volumes and deposit growth, assuming that inflation remains in check throughout the year. If the current flat or inverted interest rate environment continues, the Company’s net interest income and net interest margin may decrease due to an increase in the cost of deposits, unless accompanied by a disproportionate increase in loan volume.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for loan losses, other real estate owned, investments and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s most significant estimates are approved by its senior management team. At the end of each financial reporting period, a review of these estimates is presented to the Company’s Board of Directors.

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

Prospective Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 will be effective for the Company for financial instruments acquired, issued or subject to a re-measurement event in the fiscal year beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 155 will have a material impact on its financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective for the Company in the fiscal year beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its financial condition, results of operations or cash flows.

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” and FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  For tax positions that meet the "more-likely-than-not" threshold, an enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  The Interpretation was effective January 1, 2007.  The cumulative effect of applying the provisions of the Interpretation would be recognized as an adjustment to the beginning balance of retained earnings. Management is currently evaluating the impact of this Interpretation on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met.

SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157. The Company has not completed its evaluation of the impact of the adoption of this standard.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of this standard.

STATISTICAL INFORMATION AND DISCUSSION

The following statistical information and discussion should be read in conjunction with the Selected Financial Data included in Part II (Item 6) and the audited consolidated financial statements and accompanying notes included in Part II (Item 8) of this Annual Report on Form 10-K.

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

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

	2006		2005		2004

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$29,934	4.49%	$31,287	4.87%	$37,542	6.40%
Investment Securities:
U.S. Government Securities	31,968	4.80%	20,279	3.16%	15,745	2.68%
Obligations of States & Political
Subdivisions	23,688	3.56%	27,045	4.21%	32,899	5.60%
Other Securities	11,201	1.68%	3,065	0.48%	3,277	0.56%
Federal Funds Sold	61,904	9.29%	81,948	12.75%	77,169	13.15%
Loans [1]	478,908	71.87%	452,646	70.45%	395,883	67.43%
Other Assets	28,750	4.31%	26,211	4.08%	24,551	4.18%
Total Assets	$666,353	100.00%	$642,481	100.00%	$587,066	100.00%

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
Demand	$187,766	28.18%	$184,171	28.67%	$158,676	27.03%
Interest-Bearing Transaction Deposits	95,180	14.28%	73,990	11.52%	63,619	10.84%
Savings & MMDAs	190,036	28.52%	190,562	29.65%	174,539	29.73%
Time Certificates	116,787	17.53%	121,067	18.84%	125,366	21.35%
Borrowed Funds	11,350	1.70%	14,320	2.23%	13,681	2.33%
Other Liabilities	6,113	0.92%	4,627	0.72%	2,332	0.40%
Stockholders' Equity	59,121	8.87%	53,744	8.37%	48,853	8.32%
Total Liabilities & Stockholders’ Equity	$666,353	100.00%	$642,481	100.00%	$587,066	100.00%

1.	Average Balances for Loans include non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2006			2005			2004

Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Securities:
U.S. Government	$31,968	$1,299	4.06%	$20,279	$767	3.78%	$15,745	$747	4.74%

Obligations of States And Political Subdivisions [1]	23,688	1,311	5.53%	27,045	1,577	5.83%	32,899	1,892	5.75%

Other Securities	11,201	580	5.18%	3,065	133	4.34%	3,277	135	4.12%

Total Investment Securities	66,857	3,190	4.77%	50,389	2,477	4.92%	51,921	2,774	5.34%

Federal Funds Sold	61,904	2,986	4.82%	81,948	2,587	3.16%	77,169	972	1.26%

Loans [2]	478,908	39,082	8.16%	452,646	32,808	7.25%	395,883	25,331	6.40%

Loan Fees	—	2,812	0.59%	—	3,030	0.67%	—	2,542	0.64%

Total Loans, Including Loan Fees	478,908	41,894	8.75%	452,646	35,838	7.92%	395,883	27,873	7.04%

Total Earning Assets	607,669	$48,070	7.91%	584,983	$40,902	6.99%	524,973	$31,619	6.02%

Cash and Due from Banks	29,934			31,287			37,542

Premises and Equipment	8,188			7,743			7,531

Interest Receivable and Other Assets	20,562			18,468			17,020

Total Assets	$666,353			$642,481			$587,066

1.	Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

2.	Average Balances for Loans include non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2006			2005			2004

Liabilities and Stockholders' Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing Transaction Deposits	$95,180	$1,568	1.65%	$73,990	$512	0.69%	$63,619	$89	0.14%

Savings & MMDAs	190,036	3,813	2.01%	190,562	2,279	1.20%	174,539	893	0.51%

Time Certificates	116,787	3,682	3.15%	121,067	2,443	2.02%	125,366	2,003	1.60%

Total Interest-Bearing Deposits	402,003	9,063	2.25%	385,619	5,234	1.36%	363,524	2,985	0.82%

Borrowed Funds	11,350	363	3.20%	14,320	495	3.46%	13,681	441	3.22%

Total Interest-Bearing Deposits and Funds	413,353	9,426	2.28%	399,939	5,729	1.43%	377,205	3,426	0.91%

Demand Deposits	187,766	—	—	184,171	—	—	158,676	—	—

Total Deposits and Borrowed Funds	601,119	$9,426	1.57%	584,110	$5,729	0.98%	535,881	$3,426	0.64%

Accrued Interest and Other Liabilities	6,113			4,627			2,332

Stockholders' Equity	59,121			53,744			48,853

Total Liabilities and Stockholders' Equity	$666,353			$642,481			$587,066

Net Interest Income and Net Interest Margin [1]		$38,644	6.36%		$35,173	6.01%		$28,193	5.37%

Net Interest Spread [2]			5.63%			5.56%			5.11%

1.	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2006 over 2005 and 2005 over 2004. Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2006 Over 2005			2005 Over 2004
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans & Banker’s Acceptance	$1,983	$4,291	$6,274	$3,882	$3,595	$7,477

Investment Securities	787	(74)	713	(81)	(216)	(297)

Federal Funds Sold	(347)	746	399	63	1,552	1,615

Loan Fees	(218)	—	(218)	488	—	488

	$2,205	$4,963	$7,168	$4,352	$4,931	$9,283

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$180	$876	$1,056	$17	$406	$423

Savings & MMDAs	(6)	1,540	1,534	88	1,298	1,386

Time Certificates	(83)	1,322	1,239	(66)	506	440

Borrowed Funds	(97)	(35)	(132)	21	33	54

	$(6)	$3,703	$3,697	$60	$2,243	$2,303
Increase (Decrease) in Net Interest Income	$2,211	$1,260	$3,471	$4,292	$2,688	$6,980

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2006	2005	2004
Investment securities available for sale:

U.S. Treasury Securities	$253	$250	$256

Securities of U.S. Government Agencies and Corporations	31,703	21,556	21,063

Obligations of State & Political Subdivisions	30,193	23,047	30,747

Mortgage Backed Securities	12,031	1,803	1,260

Other Securities	2,093	2,132	1,828

Total Investments	$76,273	$48,788	$55,154

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2006. The yields on tax-exempt securities are shown on a tax equivalent basis.

Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
Security	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$253	5.00%	$—	—
Securities of U.S. Government Agencies and Corporations	6.907	3.16%	20,708	4.38%	4,088	5.26%
Obligations of State & Political Subdivisions	5,356	7.12%	8,534	7.37%	5,712	6.72%
Mortgage Backed Securities	35	7.10%	11,996	5.14%	—	—

TOTAL	$12,298	4.90%	$41,491	5.22%	$9,800	6.11%

	After Ten Years		Other		Total
Security	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$—	—	$253	5.00%
Securities of U.S. Government Agencies and Corporations	—	—	—	—	31,703	4.23%
Obligations of State & Political Subdivisions	10,591	6.27%	—	—	30,193	6.82%
Mortgage Backed Securities	—	—	—	—	12,031	5.15%
Other Securities	—	—	2,093	5.13%	2,093	5.13%

TOTAL	$10,591	6.27%	$2,093	5.13%	$76,273	5.43%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2006		2005		2004

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$97,268	20.5%	87,091	19.1%	$89,721	20.9%
Agriculture	38,607	8.1%	32,808	7.2%	32,910	7.7%
Real Estate Mortgage	227,552	47.9%	228,524	50.1%	216,846	50.4%
Real Estate Construction	106,752	22.4%	103,422	22.7%	85,584	19.9%
Installment	5,370	1.1%	4,216	0.9%	4,641	1.1%

TOTAL	$475,549	100.0%	$456,061	100.0%	$429,702	100.0%

	2003		2002

	Balance	Percent	Balance	Percent

Commercial	$88,949	24.1%	$76,887	24.6%
Agriculture	32,766	8.9%	31,926	10.2%
Real Estate Mortgage	174,867	47.2%	144,171	46.0%
Real Estate Construction	68,370	18.5%	54,094	17.3%
Installment	4,867	1.3%	5,967	1.9%

TOTAL	$369,819	100.0%	$313,045	100.0%

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

As shown in the comparative figures for loan mix during 2006 and 2005, total loans increased as a result of increases in commercial loans, agriculture loans, real estate construction loans and installment loans which were partially offset by a decrease in real estate mortgage loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2006 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$52,221	$174,338	$226,559
After one year through five years	44,208	110,925	155,133
After five years	18,169	75,688	93,857

Total	$114,598	$360,951	$475,549

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

The following table shows the aggregate amounts of assets (dollars in thousands) in each category at December 31, for the years indicated:

	2006	2005	2004	2003	2002

Non-accrual Loans	$3,399	$2,073	$4,907	$3,877	$552
90 Days Past Due But Still Accruing	37	178	55	4	8
Total Non-performing Loans	3,436	2,251	4,962	3,881	560

Other Real Estate Owned	375	268	—	—	—
Total Non-performing Assets	$3,811	$2,519	$4,962	$3,881	$560

If interest on non-accrual loans had been accrued, such interest income would have approximated $280,000, $101,000, and $280,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Income actually recognized for these loans approximated $113,000, $100,000 and $64,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

There was a $1,292,000 increase in non-performing assets for 2006 over 2005. At December 31, 2006, non-performing assets included five non-accrual commercial loans totaling $1,469,000, two non-accrual agricultural loans totaling $620,000, one non-accrual commercial real estate loan totaling $90,000 and one non-accrual residential mortgage loan totaling $1,220,000. Additional non-performing assets included two loans past due more than 90 days totaling $37,000. Other Real Estate Owned (“OREO”) properties totaled $375,000 at December 31, 2006. The Bank’s management believes that nearly $3,277,000 of the $3,399,000 in non-accrual loans at December 31, 2006, are adequately collateralized or guaranteed by a governmental entity, and the remaining $122,000 may have some potential loss which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses).

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

The monthly Allowance for Loan Loss Analysis Report is prepared based upon the Problem Loan Report, internal loan grading, regulatory classifications and loan review classification and is reviewed by the Management Loan Committee of the Bank. The Management Loan Committee reviewed the Allowance for Loan Loss Analysis Report, dated December 31, 2006, on January 9, 2007. This report included all non-performing loans reported in the table on the previous page and all other potential problem loans. Excluding the non-performing loans cited previously, loans totaling $10,744,000 were classified as potential problem loans. The Bank’s management believes that of these loans, loans totaling $10,434,000 are adequately collateralized or guaranteed, the remaining loans totaling $310,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses). The ratio of the Allowance for Loan Losses to total loans at December 31, 2006 was 1.73%.

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

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2006	2005	2004	2003	2002

Balance at Beginning of Year	$7,917	$7,445	$7,006	$6,630	$6,116
Provision for (Recovery of) Loan Losses	735	600	207	2,153	676
Loans Charged-Off:
Commercial	(572)	(670)	(122)	(143)	(51)
Agriculture	(57)	—	(214)	(1,662)	(191)
Installment Loans to Individuals	(431)	(185)	(46)	(104)	(87)

Total Charged-Off	(1,060)	(855)	(382)	(1,909)	(329)

Recoveries:
Commercial	561	64	199	101	92
Agriculture	—	663	399	11	33
Real Estate Mortgage	—	—	—	—	35
Installment Loans to Individuals	208	—	16	20	7

Total Recoveries	769	727	614	132	167

Net (Charge-Offs) Recoveries	(291)	(128)	232	(1,777)	(162)

Balance at End of Year	$8,361	$7,917	$7,445	$7,006	$6,630

Ratio of Net (Charge-Offs) Recoveries During the Year to Average Loans Outstanding During the Year	(0.06%)	(0.03%)	0.06%	(0.48%)	(0.05%)

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general reserve available to absorb probable inherent losses throughout the Loan Portfolio. The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2006		December 31, 2005		December 31, 2004

	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$2,037	20.5%	$1,779	19.1%	$1,727	20.9%

Agriculture	1,133	8.1%	1,518	7.2%	1,484	7.7%

Real Estate Mortgage	3,016	47.9%	3,003	50.1%	2,767	50.4%

Real Estate Construction	1,535	22.4%	1,001	22.7%	668	19.9%

Installment	640	1.1%	616	0.9%	801	1.1%

Total	$8,361	100.0%	$7,917	100.0%	$7,445	100.0%

	December 31, 2003		December 31, 2002

	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$1,881	24.1%	$2,377	24.6%

Agriculture	1,746	8.9%	974	10.2%

Real Estate Mortgage	2,181	47.2%	279	46.0%

Real Estate Construction	621	18.5%	2,472	17.3%

Installment	577	1.3%	528	1.9%

Total	$7,006	100.0%	$6,630	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2006		2005		2004
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$187,766	—	$184,171	—	$158,676	—

Interest-Bearing Demand (NOW)	$95,180	1.65%	$73,990	0.69%	$63,619	0.14%

Savings and MMDAs	$190,036	2.01%	$190,562	1.20%	$174,539	0.51%

Time	$116,787	3.15%	$121,067	2.02%	$125,366	1.60%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2006:

Three months or less	$28,729

Over three months through twelve months	32,355

Over twelve months	5,215

Total	$66,299

Short-Term Borrowings

Short-term borrowings at December 31, 2006 and 2005 consisted of secured borrowings from the U.S. Treasury in the amounts of $858,000 and $1,476,000, respectively. The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans. At December 31, 2006, the Company had a current collateral borrowing capacity from the FHLB of $93,832,000. The Company also has unsecured formal lines of credit totaling $25,700,000 with correspondent banks and borrowing capacity of $2,000,000 with the Federal Reserve Bank (loans and discounts), which is fully collateralized, with a pledge of U.S. Agency Notes.

Long-Term Borrowings

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $10,124,000 and $13,493,000, respectively, at December 31, 2006 and 2005. Such advances ranged in maturity from 1.4 years to 2.3 years at a weighted average interest rate of 2.91% at December 31, 2006. Maturity ranged from 0.3 years to 3.3 years at a weighted average interest rate of 3.48% at December 31, 2005. Average outstanding balances were $10,776,000 and $13,628,000, respectively, during 2006 and 2005. The weighted average interest rate paid was 3.15% in 2006 and 3.48% in 2005.

Results of Operations

Net Income

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net income for the year ended December 31, 2006, was $8,810,000, representing an increase of $122,000, or 1.4% over net income of $8,688,000 for the year ended December 31, 2005. The increase in net income is principally attributable to a $3,471,000 increase in net interest income, which was partially offset by a decrease of $431,000 in other operating income, a $1,539,000 increase in salaries and employee benefits, an increase of $135,000 in the provision for loan losses, a $437,000 increase in occupancy and equipment, an increase of $175,000 in data processing, a $158,000 increase in advertising, and a $377,000 increase in the provision for income taxes.

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

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds. It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period. The $3,471,000 increase in the Bank’s net interest income in 2006 from 2005 was due to the effects of a higher level of core deposits and strong commercial and real estate loan volumes, combined with higher funding costs. The $6,980,000 increase in 2005 from 2004 was due to the effects of a higher level of core deposits and strong commercial and real estate loan volumes, combined with higher funding costs. The “Analysis of Changes in Interest Income and Interest Expense” set forth on page 28 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume. Another factor that affected the net interest income was the average earning asset to average total asset ratio. This ratio was 91.2% in 2006, 91.1% in 2005 and 89.4% in 2004.

Interest income on loans (including loan fees) was $41,894,000 for 2006, representing an increase of $6,056,000, or 16.9% from $35,838,000 for 2005. This compared to an increase in 2005 of $7,965,000 or 28.58% greater than loan interest income earned in 2004. The increased interest income on loans in 2006 over 2005 was the result of a 5.8% increase in loan volume, combined with a 91 basis point increase in loan interest rates, which was partially offset by a decrease of approximately $218,000 in loan fees. Loan fee comparisons were impacted by a net decrease in deferred loan fees and costs of $355,000 in 2006, a net decrease of $373,000 in 2005, and a net increase of $326,000 in 2004.

Average outstanding federal funds sold fluctuated during this period, ranging from $61,904,000, in 2006 to $81,948,000 in 2005 and $77,169,000 in 2004. At December 31, 2006 federal funds sold were $62,470,000. Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations. Federal funds sold yields were 4.82%, 3.16% and 1.26% for 2006, 2005 and 2004, respectively.

The average total level of investment securities increased $16,468,000 in 2006 to $66,857,000 from $50,389,000 in 2005 and decreased $1,532,000 in 2005 to $50,389,000 from $51,921,000 in 2004. The level of securities interest income attributable to investment securities increased to $3,190,000 in 2006 from $2,477,000 in 2005 and $2,774,000 in 2004, due to the effects of interest rates and volume. The Bank’s strategy for this period has emphasized the use of the investment portfolio to maintain the Bank’s increasing loan demand. The Bank continues to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide higher cash flow for reinvestment in a higher interest rate instrument. Investment securities yields were 4.77%, 4.92% and 5.34% for 2006, 2005 and 2004, respectively.

Total interest expense increased to $9,426,000 in 2006 from $5,729,000 in 2005, and increased to $5,729,000 in 2005 from $3,426,000 in 2004, representing a 64.53% increase in 2006 over 2005 and a 67.22% increase in 2005 over 2004. The increase in total interest expense from 2006 to 2005 was due to increases in volume combined with increases in interest rates paid on deposits. The increase in total interest expense from 2005 to 2004 was due to increases in volume combined with increases in interest rates paid on deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2006		2005		2004

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$187,766	31.9%	$184,171	32.3%	$158,676	30.4%

Interest-Bearing Demand (NOW)	95,180	16.1%	73,990	13.0%	63,619	12.2%

Savings and MMDAs	190,036	32.2%	190,562	33.4%	174,539	33.4%

Time	116,787	19.8%	121,067	21.3%	125,366	24.0%

Total	$589,769	100.0%	$569,790	100.0%	$522,200	100.0%

The three years ended December 31, 2006 have been characterized by fluctuating interest rates. Loan rates and deposit rates both increased in 2006, 2005 and 2004. The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds increased 7 basis points in the period from 2006 to 2005 and increased 45 basis points in the period from 2005 to 2004.

The Bank’s net interest margin (net interest income divided by average earning assets) was 6.36% in 2006, 6.01% in 2005, and 5.37% in 2004. The net interest margin benefited in 2006 from rising interest rates combined with increased loan volume and was partially offset by higher cost of funds, the continued flattening of the yield curve, a slowdown in mortgage originations and maturities and calls of higher yielding securities. Going forward into the first half of 2007, it is Bank managements belief that net interest income and net interest margin will be flat because of anticipated stabilization of the Federal Funds Rate.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectibility of the loan portfolio. Based on this evaluation, the provision for loan losses increased to $735,000 in 2006 from $600,000 in 2005, primarily as a result of loan growth and loan quality in the Bank’s loan portfolio. The amount of loans charged-off increased in 2006 to $1,060,000 from $855,000 in 2005, and recoveries increased to $769,000 in 2006 from $727,000 in 2005. The increase in charge-offs was due, for the most part, to an increase in charge-offs of installment loans to individuals. The ratio of the Allowance for Loan Losses to total loans at December 31, 2006 was 1.73% compared to 1.70% at December 31, 2005. The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2006 was 243% compared to 352% at December 31, 2005.

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectibility of the loan portfolio. Based on this evaluation, the provision for loan losses increased to $600,000 in 2005 from $207,000 in 2004, primarily as a result of loan growth and loan quality in the Bank’s loan portfolio. The amount of loans charged-off increased in 2005 to $855,000 from $382,000 in 2004, and recoveries increased to $727,000 in 2005 from $614,000 in 2004. The increase in charge-offs was due, for the most part, to a charge-off of an unsecured commercial loan. The ratio of the Allowance for Loan Losses to total loans at December 31, 2005 was 1.70% compared to 1.70% at December 31, 2004. The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2005 was 352% compared to 150% at December 31, 2004.

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts and other income, which was partially offset by a decrease in net realized gains on loans held for sale and a decrease in gains on other real estate owned. Service charges on deposit accounts increased $420,000 in 2006 over 2005 and $197,000 in 2005 over 2004. The increase in 2006 was due, for the most part, to increased service charges on regular and business checking accounts. Net realized gains on loans held-for-sale decreased $718,000 in 2006 over 2005 and increased $21,000 in 2005 over 2004. The decrease in 2006 was due, for the most part, to a decrease in sold loans. Gains on other real estate owned decreased $317,000 in 2006 over 2005 and increased $291,000 in 2005 over 2004. The decrease in 2006 was due to the sale of a previously foreclosed commercial property. Other income increased $199,000 in 2006 over 2005 and decreased $15,000 in 2005 over 2004.

The Bank realized net gains of $-0- on sale of investment securities in 2006, $15,000 in 2005 and $3,000 in 2004.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing, advertising, and other expenses. Other operating expenses increased to $29,219,000 in 2006 from $26,813,000 in 2005, and increased to $26,813,000 in 2005 from $22,943,000 in 2004, representing an increase of $2,406,000, or 9.0% in 2006 over 2005, and an increase of $3,870,000, or 16.9% in 2005 over 2004.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:

	2006 over 2005		2005 over 2004

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$1,539	9.7%	$2,371	17.5%

Occupancy and Equipment	437	13.5%	194	6.4%

Data Processing	175	14.5%	130	12.0%

Stationery and Supplies	43	8.9%	(5)	(1.0%)

Advertising	158	21.5%	320	76.9%

Directors Fees	34	26.6%	1	0.8%

Other Expense	20	0.4%	859	20.2%

Total	$2,406	9.0%	$3,870	16.9%

In 2006, salaries and employee benefits increased $1,539,000 to $17,455,000 from $15,916,000 for 2005. This increase was due, for the most part, to an increase in regular salaries, incentive compensation, profit sharing payments and group insurance. Increases in occupancy and equipment were associated with increased rents and equipment associated with opening new branches and offices. Increases in the data processing area were attributed to continued emphasis on Internet-related products and security services and network improvements. Increases in stationary and supplies were attributed to an increase in the usage of office supplies. Increases in advertising were due to increased costs related to promoting new deposit products. Increases in director fees were due to increased fees.

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

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings. In 2006, taxes increased $377,000 to $5,169,000 from $4,792,000 for 2005. In 2005, taxes increased $1,242,000 to $4,792,000 from $3,550,000 for 2004. The Bank’s effective tax rate was 37%, 36%, and 35%, for the years ended December 31, 2006, 2005 and 2004, respectively. Non-taxable municipal bond income was $636,000, $562,000, and $610,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Liquidity, Contractual Obligations, Commitments, Off-Balance Sheet Arrangements and Capital Resources

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and any borrowing requirements. The Bank’s principal sources of liquidity are core deposits and loan and investment payments and prepayments. Providing a secondary source of liquidity is the available-for-sale investment portfolio. As a final source of liquidity, the Bank can exercise existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank. As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory restrictions.

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity. Management has adjusted to these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks. In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity. As of December 31, 2006, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits. This ratio was 79.6% on December 31, 2006, 79.2% on December 31, 2005, and 77.8% on December 31, 2004. At December 31, 2006 and 2005, the Bank’s ratio of core deposits to total assets was 78.5% and 78.1%, respectively. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity position increased slightly in 2006; management believes that it remains adequate. This is best illustrated by the change in the Bank’s net non-core and net short-term non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets. At December 31, 2006, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was 0.53%, compared to -3.54% in 2005. The Bank’s net short-term non-core funding dependence ratio, non-core funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled -2.29% at the end of 2006, compared to -6.32% at year-end 2005. These ratios indicated at December 31, 2006, the Bank had minimal reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2006, the Company’s significant fixed and determinable contractual obligations to third parties by payment date:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$490,246	490,246	—	—	—
Certificates of Deposit (a)	113,436	104,675	5,534	3,227	—
Short-Term Borrowings (a)	858	858	—	—	—
Long-Term Borrowings (b)	10,654	511	10,143	—	—
Operating Leases	6,545	1,212	2,333	1,265	1,735
Purchase Obligations	1,454	1,454	—	—	—
Total	$623,193	598,956	18,010	4,492	1,735

(a)	Excludes interest
(b)	Includes interest on fixed rate obligations.

The Company’s operating lease obligations represent short-term and long-term lease and rental payments for facilities, certain software and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.

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

The following table details the amounts and expected maturities of commitments as of December 31, 2006:

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$67,969	62,181	2,719	1,784	1,285
Agriculture	25,496	23,076	19	2,401	—
Real Estate Mortgage	58,220	3,983	5,608	24,018	24,611
Real Estate Construction	43,644	33,454	7,956	—	2,234
Installment	2,871	1,503	1,338	30	—
Standby Letters of Credit	12,222	12,220	2	—	—
Total	$210,422	136,417	17,642	28,233	28,130

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows:

	2006	2005

Undisbursed loan commitments	$198,200	$203,101
Standby letters of credit	12,222	14,077
Commitments to sell loans	700	—

	$211,122	$217,178

The Bank expects its liquidity position to remain strong in 2007 as the Bank expects to continue to grow into existing and new markets. The stock market has rebounded this past year and, while the Bank did not experience a significant outflow of deposits, the potential of additional outflows still exists as the stock market continues to improve. Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2007.

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability. A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2006, stockholders’ equity totaled $62.0 million, an increase of $5.2 million from $56.8 million at December 31, 2005. An important source of capital is earnings retention. Net income of $8.8 million in 2006, offset by stock repurchases of $4.2 million, was the primary factor contributing to the increase. Also affecting capital in 2006 was paid in capital in the amount of $0.5 million resulting from a tax benefit on stock options exercised and a decrease in other comprehensive income of $0.6 million, consisting of unrealized losses on investment securities available-for-sale and directors’ and employees’ retirement plan equity adjustment. The Bank’s Tier 1 Leverage Capital ratio at year-end 2006 was 9.0% and 8.3% for 2005.

On April 24, 2006, the Company approved a stock repurchase program effective April 30, 2006 to replace the Company’s previous stock purchase plan that expired on April 30, 2006. The stock repurchase program, which will remain in effect until April 30, 2008, allows repurchases by the Company in an aggregate of up to 2.5% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company’s previous stock purchase plan had allowed repurchases by the Company in an aggregate of up to 3% of the Company’s outstanding shares of common stock over each rolling twelve-month period. During 2006, the Bank paid $2.5 million in dividends to the Company to fund the repurchase of 155,678 shares of the Company’s outstanding common stock. During 2005, the Bank paid $3.5 million in dividends to the Company to fund the repurchase of 174,979 shares of the Company’s outstanding common stock. The purpose of the stock repurchase program is to give management the ability to more effectively manage capital and create liquidity for shareholders who want to sell their stock. Management believes that the stock repurchase program has been a prudent use of excess capital.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines. The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to a bank’s financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. The Bank has no exposure to foreign currency exchange risk or any specific exposure to commodity price risk. The Bank’s major area of market risk exposure is interest rate risk (“IRR”). The Bank’s exposure to IRR can be explained as the potential for change in the Bank’s reported earnings and/or the market value of its net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of the Bank’s assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, changes with the interest rates. The effects of the changes in these present values reflect the change in the Bank’s underlying economic value and provide a basis for the expected change in future earnings related to the interest rate. IRR is inherent in the role of banks as financial intermediaries; however, a bank with a high IRR level may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

The responsibility for the Bank’s market risk sensitivity management has been delegated to the Asset/Liability Committee (“ALCO”). Specifically, ALCO utilizes computerized modeling techniques to monitor and attempt to control the influence that market changes have on rate sensitive assets and rate sensitive liabilities.

Market risk continues to be a major focal point of regulatory emphasis. In accordance with regulation, each bank is required to develop an IRR management program depending on its structure, including certain fundamental components, which are mandatory to ensure IRR management. These elements include appropriate board and management oversight, as well a comprehensive risk management process that effectively identifies, measures, monitors and controls risk. Should a bank have material weaknesses in its risk management process or high exposure relative to its capital, the bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of a bank’s IRR exposure and the quality of its risk management process is a determining factor when evaluating a bank’s capital adequacy.

The Bank utilizes the tabular presentation alternative in complying with quantitative and qualitative disclosure rules.

The following tables summarize the expected maturity, principal repricing, principal repayment and fair value of the financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity Analysis at December 31, 2006

	Expected Maturity/Repricing/Principal Payment
In Thousands	Within 1 Year	1 Year to 3 Years	3 Years to 5 Years	After 5 Years	Total Balance	Fair Value
Interest-Sensitive Assets:
Federal funds sold	$62,470	—	—	—	62,470	62,470
Average interest rate	5.31%	—	—	—	5.31%	—
Fixed rate investments	$12,298	27,799	13,692	22,484	76,273	76,273
Average interest rate	4.90%	5.22%	5.22%	6.09%	5.43%	—
Fixed rate loans (1)	$52,221	23,571	20,637	18,169	114,598	114,665
Average interest rate	6.87%	7.30%	7.72%	6.88%	7.11%	—
Variable rate loans (1)	$174,338	63,695	47,230	75,688	360,951	361,283
Average interest rate	8.97%	8.16%	8.13%	7.56%	8.42%	—
Loans held-for-sale	$4,460	—	—	—	4,460	4,460
Average interest rate	6.35%	—	—	—	6.35%	—

Interest-Sensitive Liabilities:
NOW account deposits (2)	$30,453	9,992	6,929	70,246	117,620	96,703
Average interest rate	1.10%	1.10%	1.10%	1.10%	1.10%	—
Money market deposits (2)	$37,513	6,431	5,359	57,875	107,178	90,573
Average interest rate	1.25%	1.25%	1.25%	1.25%	1.25%	—
Savings deposits (2)	$23,783	8,834	6,795	28,538	67,950	59,681
Average interest rate	1.65%	1.65%	1.65%	1.65%	1.65%	—
Certificates of deposit	$104,673	5,535	3,228	—	113,436	113,563
Average interest rate	3.60%	3.65%	4.25%	—	3.62%	—

Borrowed funds (3)	$858	10,123	—	—	10,981	10,528
Average interest rate	5.38%	2.91%	—	—	3.11%	—

Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend	—	—	—	—	$198,200	1,487
Standby letters of credit	—	—	—	—	$12,222	122

(1)	Based upon contractual maturity dates and interest rate repricing.
(2)
NOW, money market and savings deposits do not carry contractual maturity dates. The actual maturities of NOW, money market and savings deposits could vary substantially if future withdrawals differ from the Company’s historical experience.

(3)	Excludes interest on fixed rate obligations.

At December 31, 2006, federal funds sold of $62.5 million with a yield of 5.31% and investments of $12.3 million with a weighted-average, tax equivalent yield of 4.90% were scheduled to mature within one year. In addition, net loans (including loans held-for-sale) of $231.0 million with a weighted-average yield of 8.45% were scheduled to mature or reprice within the same time-frame. Overall, interest-earning assets scheduled to mature within one year totaled $305.8 million with a weighted-average, tax-equivalent yield of 7.78%. With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits of $91.7 million with a weighted-average cost of 1.30% were scheduled to mature within one year. Certificates of deposit totaling $104.7 million with a weighted-average cost of 3.60% were scheduled to mature in the same time-frame. In addition, borrowed funds totaling $0.9 million with a weighted-average cost of 5.38% were scheduled to mature within one year. Total interest-bearing liabilities scheduled to mature within one year equaled $197.3 million with a weighted-average cost of 2.54%.

Historical withdrawal patterns with respect to interest-bearing and non-interest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates and repricing dates, which may differ materially from actual results due to prepayments.

The Bank seeks to control IRR by matching assets and liabilities. One tool used to ensure market rate return is variable rate loans. Loans totaling $231.0 million or 48.1% of the total loan portfolio at December 31, 2006 (including loans held-for-sale) are subject to repricing within one year. Loan maturities in the after five year category decreased to $93.9 million at December 31, 2006 from $129.6 million at December 31, 2005.

The Bank is required by FASB 115 to mark to market the Available-for-Sale investments at the end of each quarter. Mark to market adjustments resulted in a reduction of $112,000 in other comprehensive income as reflected in the December 31, 2006 consolidated balance sheet. Mark to market adjustments during the year ended December 31, 2005 resulted in a reduction of $914,000 in other comprehensive income. These adjustments were the result of fluctuating interest rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information set forth on pages 47 through 84 in this Annual Report is incorporated herein by reference.

Financial Statements Filed:

Management’s Report	Page 44

Reports of Independent Registered Public Accounting Firms	Page 45

Consolidated Balance Sheets as of December 31, 2006 and 2005	Page 47

Consolidated Statements of Operations for Years ended December 31, 2006, 2005, and 2004	Page 48

Consolidated Statements of Stockholders' Equity and Comprehensive Income for Years ended December 31, 2006, 2005, and 2004	Page 49

Consolidated Statements of Cash Flows for Years ended December 31, 2006, 2005, and 2004	Page 50

Notes to Consolidated Financial Statements	Page 51

Management’s Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Northern Community Bancorp and subsidiary (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2006.

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

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include, as necessary, best estimates and judgments by management. MOSS ADAMS LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2006, and the Company’s assertion as to the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in their reports, which are included herein.

/s/ Owen J. Onsum

Owen J. Onsum
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Louise A. Walker

Louise A. Walker
Senior Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

March 15, 2007

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheet of First Northern Community Bancorp and subsidiary (the Company) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2006. We have also audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northern Community Bancorp and subsidiary as of December 31, 2006 and the consolidated results of their operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion management’s assessment that First Northern Community Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Furthermore, in our opinion, First Northern Community Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

As discussed in notes 1 and 12 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”.

/s/ MOSS ADAMS LLP

Stockton, California
March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheet of First Northern Community Bancorp and subsidiary as of December 31, 2005, and the related consolidated statments of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Northern Community Bancorp and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Sacramento, California
March 15, 2007

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except share amounts)

	2006	2005
Assets

Cash and due from banks	$35,531	$35,507
Federal funds sold	62,470	87,185
Investment securities - available-for-sale (includes securities pledged to creditors with the right to sell or repledge of $3,935 and $3,963, respectively)	76,273	48,788
Loans, net	475,549	456,061
Loans held-for-sale	4,460	4,440
Premises and equipment, net	8,060	8,311
Other real estate owned	375	268
Other assets	22,507	20,087
Total assets	$685,225	$660,647

Liabilities and Stockholders' Equity
Deposits:
Demand	$197,498	$192,436
Interest-bearing transaction deposits	117,620	85,560
Savings and MMDAs	175,128	185,878
Time, under $100,000	47,137	51,921
Time, $100,000 and over	66,299	65,986
Total Deposits	603,682	581,781
FHLB advances and other borrowings	10,981	14,969
Accrued interest payable and other liabilities	8,572	7,095

Total Liabilities	623,235	603,845

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 7,980,952 and 7,558,759 shares issued and outstanding in 2006 and 2005, respectively;	45,726	36,100
Additional paid-in capital	977	977
Retained earnings	15,792	19,606
Accumulated other comprehensive (loss) income, net	(505)	119
Total stockholders’ equity	61,990	56,802
Commitments and contingencies
Total liabilities and stockholders’ equity	$685,225	$660,647

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share amounts)

	2006	2005	2004

Interest income:
Interest and fees on loans	$41,894	$35,838	$27,873
Federal funds sold	2,986	2,587	972
Investment securities:
Taxable	2,554	1,915	2,164
Non-taxable	636	562	610
Total interest income	48,070	40,902	31,619
Interest expense:
Time deposits $100,000 and over	2,315	1,452	1,122
Other deposits	6,748	3,782	1,863
Other borrowings	363	495	441
Total interest expense	9,426	5,729	3,426
Net interest income	38,644	35,173	28,193
Provision for loan losses	735	600	207
Net interest income after provision for loan losses	37,909	34,573	27,986
Other operating income:
Service charges on deposit accounts	2,820	2,400	2,203
Net realized gains on available-for-sale securities	—	15	3
Net realized gains on loans held-for-sale	45	763	742
Net realized gains on other real estate owned	6	323	32
Other income	2,418	2,219	2,234
Total other operating income	5,289	5,720	5,214
Other operating expenses:
Salaries and employee benefits	17,455	15,916	13,545
Occupancy and equipment	3,673	3,236	3,042
Data processing	1,384	1,209	1,079
Stationery and supplies	524	481	486
Advertising	894	736	416
Directors fees	162	128	127
Other	5,127	5,107	4,248
Total other operating expenses	29,219	26,813	22,943
Income before income tax expense	13,979	13,480	10,257
Provision for income tax expense	5,169	4,792	3,550
Net income	$8,810	$8,688	$6,707
Basic income per share	$1.04	$1.02	$0.78
Diluted income per share	$0.99	$0.98	$0.76

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share amounts)

						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
Description	Shares	Amounts	Income	Capital	Earnings	Income	Total
Balance at December 31, 2003	6,834,514	$28,193		$977	$15,933	$1,869	$46,972

Comprehensive income:
Net income			$6,707		$6,707		$6,707
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $513			(770)
Reclassification adjustment due to gains realized, net of tax effect of $1			2
Directors’ and officers’ retirement plan equity adjustments			(116)
Total other comprehensive loss, net of tax effect of $512			2(884)			(884)	(884)
Comprehensive income			$5,823
6% stock dividend	410,214	5,537			(5,537)		—
Cash in lieu of fractional shares					(12)		(12)
Stock-based compensation and related tax benefits		360					360
Common shares issued, including tax benefits	80,668	398					398
Stock repurchase and retirement	(123,062)	(1,640)					(1,640)
Balance at December 31, 2004	7,202,334	32,848		977	17,091	985	51,901

Comprehensive income:
Net income			$8,688		8,688		8,688
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $615			(923)
Reclassification adjustment due to gains realized, net of tax effect of $6			9
Directors’ and officers’ retirement plan equity adjustments			48
Total other comprehensive loss, net of tax effect of $609			(866)			(866)	(866)
Comprehensive income			$7,822
6% stock dividend	432,132	6,158			(6,158)		—
Cash in lieu of fractional shares					(15)		(15)
Stock-based compensation and related tax benefits		554					554
Common shares issued, including tax benefits	99,262	394					394
Stock repurchase and retirement	(174,969)	(3,854)					(3,854)
Balance at December 31, 2005	7,558,759	36,100		977	19,606	119	56,802

Comprehensive income:
Net income			$8,810		8,810		8,810
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $75			(112)
Reclassification adjustment due to gains realized, net of tax effect of $-0-			—
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $341			(512)
Total other comprehensive loss, net of tax effect of $416			(624)			(624)	(624)
Comprehensive income			$8,186
6% stock dividend	455,472	12,525			(12,525)		—
Cash in lieu of fractional shares					(15)		(15)
Accrued compensation					(84)		(84)
Stock-based compensation and related tax benefits		817					817
Common shares issued, including tax benefits	122,399	472					472
Stock repurchase and retirement	(155,678)	(4,188)					(4,188)
Balance at December 31, 2006	7,980,952	$45,726		$977	$15,792	$(505)	$61,990

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share amounts)

	2006	2005	2004
Cash flows from operating activities:
Net income	$8,810	$8,688	$6,707
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	735	600	207
Stock plan accruals	395	286	204
Tax benefit for stock options	422	268	156
Depreciation and amortization	1,041	1,016	1,283
Accretion and amortization, net	(96)	25	60
Net realized gains on available-for-sale securities	—	(15)	(3)
Net realized gains on loans held-for-sale	(45)	(763)	(742)
Gain on sale of OREO	(6)	(323)	(32)
Gain on sale of bank premises and equipment	—	(5)	—
Benefit from deferred income taxes	(503)	(666)	(625)
Proceeds from sales of loans held-for-sale	38,386	62,428	58,387
Originations of loans held-for-sale	(38,361)	(62,386)	(56,694)
(Decrease) increase in deferred loan origination fees and costs, net	(355)	(372)	325
(Increase) decrease in accrued interest receivable and other assets	(2,016)	(1,707)	422
Increase in accrued interest payable and other liabilities	1,477	2,135	913
Net cash provided by operating activities	9,884	9,209	10,568
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	12,900	10,755	8,715
Proceeds from sales of available-for-sale securities	—	405	—
Principal repayments on available-for-sale securities	2,027	655	836
Purchase of available-for-sale securities	(42,503)	(6,982)	(15,807)
Net increase in loans	(19,975)	(26,855)	(54,464)
Purchases of bank premises and equipment	(790)	(1,892)	(745)
Proceeds from bank premises and equipment	—	5	—
Proceeds from sale of other real estate owned	6	323	32
Net cash used in investing activities	(48,335)	(23,586)	(61,433)
Cash flows from financing activities:
Net increase in deposits	21,901	24,595	58,337
Net (decrease) increase in FHLB advances and other borrowings	(3,988)	(487)	5,883
Cash dividends paid in lieu of fractional shares	(15)	(15)	(12)
Common stock issued	472	394	398
Tax benefit for stock options	(422)	(268)	(156)
Repurchase of common stock	(4,188)	(3,854)	(1,640)
Net cash provided by financing activities	13,760	20,365	62,966
Net change in cash and cash equivalents	(24,691)	5,988	11,945
Cash and cash equivalents at beginning of year	122,692	116,704	104,759
Cash and cash equivalents at end of year	$98,001	$122,692	$116,704

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004
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

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates applied in the preparation of the accompanying consolidated financial statements. For the Bank the most significant accounting estimate is the allowance for loan losses. See footnote (1)(e). A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

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

Derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and hedging activities, are recognized as either assets or liabilities in the statement of financial position and measured at fair value. The Company did not hold any derivatives at December 31, 2006 and 2005.

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

The allowance for loan losses is established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to recognize the provision for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2006, 2005 and 2004 for cash proceeds equal to the fair value of the loans.

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

The Company had mortgage loans held-for-sale of $4,460 and $4,440 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company serviced real estate mortgage loans for others of $112,742 and $112,743, respectively.

Mortgage servicing rights as of December 31, 2006 were $945. The balance as of December 31, 2005 was $973.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options. See Note 12 of Notes to Consolidated Financial Statements (page 68).

(l)	Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. See Note 9 of Notes to Consolidated Financial Statements (page 67).

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

(o)	Impact of Recently Issued Accounting Standards

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. Management has completed its review and adopted the new guidance effective January 1, 2006. The impact of the adoption was a decrease in beginning retained earnings of $84, related to accrued vacation pay and accrued hourly compensation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the fiscal year, (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income) and (d) provide additional disclosure. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

As of December 31, 2006, the Company adopted SFAS No. 158. In accordance with this standard, the Company recorded the funded status of each of its defined benefit pension and postretirement plans as an asset or liability on its Consolidated Balance Sheet with a corresponding offset, net of taxes, recorded in Accumulated other comprehensive (loss) income within Stockholders’ Equity, resulting in an after-tax decrease in equity of $549. See Note 7 of Notes to Consolidated Financial Statements (page 60).

(p)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities. No aggregate reserves were required at December 31, 2006 and 2005. The Bank has met its average reserve requirements during 2006 and 2005 and the minimum required balance at December 31, 2006 and 2005.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2006 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value
Investment securities available for sale:
U.S. Treasury securities	$249	$4	$—	$253
Securities of U.S. government agencies and corporations	31,887	82	(266)	31,703
Obligations of states and political subdivisions	29,836	382	(25)	30,193
Mortgage backed securities	12,084	23	(76)	12,031
Total debt securities	74,056	491	(367)	74,180
Other securities	2,093	—	—	2,093
	$76,149	$491	$(367)	$76,273

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

Gross realized gains from sales of available-for-sales securities were $0, $15 and $3 for the years ended December 31, 2006, 2005 and 2004, respectively. Gross realized losses from sales of available-for-sale securities were $-0- for each of the years ended December 31, 2006, 2005 and 2004.

The amortized cost and estimated market value of debt and other securities at December 31, 2006, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated market value

Due in one year or less	$12,345	12,298
Due after one year through five years	41,556	41,491
Due after five years through ten years	9,640	9,800
Due after ten years	10,515	10,591
Other	2,093	2,093
	$76,149	76,273

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities due after one year through five years included mortgage-backed securities totaling $11,996. The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2006, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$8,867	$(59)	$14,740	$(207)	$23,607	$(266)
Obligations of states and political subdivisions	3,929	(20)	225	(5)	4,154	(25)
Mortgage backed securities	8,156	(76)	—	—	8,156	(76)
Total	$20,952	$(155)	$14,965	$(212)	$35,917	$(367)

No decline in value was considered “other than temporary” during 2006. The unrealized losses on investments in U.S. government agency securities were caused by market interest rate increases that occurred after these securities were purchased. Thirty-one securities that had a fair market value of $20,952 and a total unrealized loss of $155 have been in an unrealized loss position for less than twelve months as of December 31, 2006. In addition, sixteen securities with a fair market value of $14,965 and a total unrealized loss of $212 that have been in an unrealized loss position for more than twelve months as of December 31, 2006. Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Investment securities carried at $26,675 and $22,042 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and holds stock, which is included in securities, carried at cost which approximates fair value of $1,983 and $2,022 at December 31, 2006 and 2005, respectively.

(4)	Loans

The composition of the Bank’s loan portfolio at December 31, is as follows:

	2006	2005
Commercial	$99,138	88,816
Agriculture	39,346	33,458
Real estate:
Mortgage	231,920	233,049
Commercial and Construction	108,795	105,472
Installment and other loans	5,470	4,297
	484,669	465,092
Allowance for loan losses	(8,361)	(7,917)
Net deferred origination fees and costs	(759)	(1,114)
Loans, net	$475,549	456,061

As of December 31, 2006, approximately 22% of the Bank’s loans are for real estate construction. Additionally approximately 48% of the Bank’s loans are mortgage type loans which are secured by residential real estate. Approximately 29% of the Bank’s loans are for general commercial uses including professional, retail, agricultural and small businesses. Generally, real estate loans are secured by real property and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans. The Bank’s access to this collateral is through foreclosure and/or judicial procedures. The Bank’s exposure to credit loss if the real estate or other security proved to be of no value is the outstanding loan balance.

Loans that were sold and were being serviced by the Bank totaled approximately $112,742 and $112,743 at December 31, 2006 and 2005, respectively.

Non-accrual loans totaled approximately $3,399 and $2,073 at December 31, 2006 and 2005, respectively. If interest on these non-accrual loans had been accrued, such income would have approximated $280 and $101 during the years ended December 31, 2006 and 2005, respectively.

Loans 90 days past due and still accruing totaled approximately $37 and $178 at December 31, 2006 and 2005, respectively.

The Bank did not restructure any loans in 2006 or 2005.

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. Impaired loans totaled approximately $3,399 and $2,073 at December 31, 2006 and 2005, respectively, and had related valuation allowances of approximately $122, and $201 at December 31, 2006 and 2005, respectively. The average outstanding balance of impaired loans was approximately $2,710, $3,221, and $2,108, on which $113, $100, and $64 of interest income was recognized for the years ended December 31, 2006, 2005 and 2004, respectively.

Loans in the amount of $161,222 and $163,385 at December 31, 2006 and 2005, respectively, were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Changes in the allowance for loan losses for the following years ended December 31, are summarized as follows:

	2006	2005	2004

Balance, beginning of year	$7,917	7,445	7,006
Provision for loan losses	735	600	207
Loans charged-off	(1,060)	(855)	(382)
Recoveries of loans previously charged-off	769	727	614
Balance, end of year	$8,361	7,917	7,445

(5)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2006	2005

Land	$2,718	$2,718
Buildings	4,484	4,454
Furniture and equipment	10,325	9,639
Leasehold improvements	1,539	1,465

	19,066	18,276
Less accumulated depreciation	11,006	9,965

	$8,060	$8,311

Depreciation and amortization expense, included in occupancy and equipment expense, is $1,041, $1,016 and $1,016 for the years ended December 31, 2006, 2005 and 2004, respectively.

(6)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2006	2005
Accrued interest	$3,832	$3,119
Software, net of amortization	346	421
Officer’s Life Insurance	9,995	9,159
Prepaid and other	2,900	2,872
Investment in Limited Partnerships	1,747	1,875
Deferred tax assets, net (see note 8)	3,687	2,641

	$22,507	$20,087

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, is $243, $248 and $267 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Bank held other real estate owned (OREO) in the amount of $375 and $268 as of December 31, 2006 and 2005, respectively. The Bank had no allowance for losses on OREO recorded for these years.

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

Additionally, the Company and the Bank adopted a new supplemental executive retirement plan (“SERP”) in 2006. The new plan is intended to integrate the various forms of retirement payments offered to executives. There are currently two participants in the plan.

The plan benefit is calculated using 3-year average salary plus 7-year average bonus (average compensation). For each year of service the benefit formula credits 2% of average compensation (2.5% for the CEO) up to a maximum of 50%. Therefore, for an executive serving 25 years (20 for the CEO), the target benefit is 50% of average compensation.

The target benefit is reduced for other forms of retirement income provided by the bank. Reductions are made for 50% of the social security benefit expected at age 65 and for the accumulated value of contributions the bank makes to the executive’s profit sharing plan. For purposes of this reduction, contributions to the profit sharing plan are accumulated each year at a 3-year average of the yields on 10-year treasury securities. Retirement benefits are paid monthly for 120 months plus 6 months for each full year of service over 10 years, up to a maximum of 180 months.

Reduced benefits are payable for retirement prior to age 65. Should retirement occur prior to age 65, the benefit determined by the formula described above is reduced 5% for each year payments commence prior to age 65. Therefore, the new SERP benefit is reduced 50% for retirement at age 55. No benefit is payable for voluntary terminations prior to age 55.

Eligibility to participate in the Plan is limited to a select group of management or highly compensated employees of the bank that are designated by the Board.

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2006	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$1,079	$885	$596
Service cost	183	160	156
Interest cost	65	53	47
Amendments	798	—	—
Plan loss (gain)	(40)	(19)	86
Benefits Paid	(45)	—	—
Benefit obligation at end of year	$2,040	$1,079	$885

Change in plan assets
Employer Contribution	$45	$—	$—
Benefits Paid	(45)	—	—
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(2,040)	$(1,079)	$(885)
Unrecognized net plan loss (gain)	(19)	21	40
Unrecognized prior service cost	933	148	161
Net amount recognized	$(1,126)	$(910)	$(684)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(2,040)	$(1,079)	$(885)
Intangible asset	—	148	161
Accumulated other comprehensive income	914	21	40
Net amount recognized	$(1,126)	$(910)	$(684)

	For the Year Ended December 31,
	2006	2005	2004
Components of net periodic benefit cost
Service cost	$183	$160	$156
Interest cost	65	54	47
Amortization of prior service cost	13	13	13
Net periodic benefit cost	261	227	216
Additional amounts recognized	—	—	—
Total benefit cost	$261	$227	$216

Additional Information
Minimum benefit obligation at year end	$2,040	$1,079	$885
Increase (decrease) in minimum liability included in other comprehensive income	$893	$(19)	$40

Assumptions used to determine benefit obligations at December 31	2006	2005	2004

Discount rate used to determine net periodic benefit cost for years ended December 31	5.30%	5.10%	6.25%

Discount rate used to determine benefit obligations at December 31	5.40%	5.30%	5.10%

Future salary increases	6.00%	—	—

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the plan are the benefit payments made to participants. The Bank paid $45,120 benefit payments during fiscal 2006. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2007	$54
2008	54
2009	54
2010	197
2011	197
2012-2016	1,151

Disclosure of settlements and curtailments:

There were no events during fiscal 2006 that would constitute a curtailment or settlement within the meaning of SFAS No. 88.

Impact of Adopting SFAS No. 158 at December 31, 2006:

Reconciliation of funded status
	Before Adoption	Impact	After Adoption
Funded Status	$(2,040)	$—	$(2,040)
Unrecognized net plan loss (gain)	(19)	—	(19)
Unrecognized prior service cost	933	—	933
Net amount recognized	$(1,126)	$—	$(1,126)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(1,725)	$(315)	$(2,040)
Intangible asset	599	(599)	—
Accumulated other comprehensive income	—	914	914
Fair value of plan assets at end of year	$(1,126)	$—	$(1,126)

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

The Bank uses a December 31 measurement date for this plan.

	For the Year Ended December 31,
	2006	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$402	$347	$244
Service cost	54	73	71
Interest cost	24	21	19
Plan loss (gain)	4	(23)	28
Benefits paid	(15)	(15)	(15)
Benefit obligation at end of year	$469	$403	$347
Change in plan assets
Employer contribution	$15	$15	$15
Benefits paid	(15)	(15)	(15)
Fair value of plan assets at end of year	$—	$—	$—
Reconciliation of funded status
Funded status	$(469)	$(403)	$(347)
Unrecognized net plan loss	50	47	76
Net amount recognized	$(419)	$(356)	$(271)
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(469)	$(403)	$(347)
Accumulated other comprehensive income	50	47	76
Net amount recognized	$(419)	$(356)	$(271)

	For the Year Ended December 31,
	2006	2005		2004

Components of net periodic benefit cost
Service cost	$54		$73	$71
Interest cost	24		21	19
Recognized actuarial (gain)/loss	1		5	3
Net periodic benefit cost	79		99	93
Additional amounts recognized	—		—	—
Total benefit cost	$79		$99	$93

Additional Information
Minimum benefit obligation at year end	$469		$403	$347
Increase (decrease) in minimum liability included in other comprehensive loss	$3	$	(28)	$25

Assumptions used to determine benefit obligations at December 31	2006	2005	2004

Discount rate used to determine net periodic benefit cost for years ended December 31	5.30%	5.10%	6.25%

Discount rate used to determine benefit obligations at December 31	5.20%	5.30%	5.10%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the plan are the benefit payments made to participants. The Bank paid $15 in benefit payments during fiscal 2006. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2007	$15
2008	21
2009	45
2010	59
2011	70
2012-2016	369

Disclosure of settlements and curtailments:

There were no events during fiscal 2006 that would constitute a curtailment or settlement within the meaning of SFAS No. 88.

Impact of Adopting SFAS No. 158 at December 31, 2006:

Reconciliation of funded status
	Before Adoption	Impact	After Adoption
Funded Status	$(469)	$—	$(469)
Unrecognized net plan loss	50	—	50
Net amount recognized	$(419)	$—	$(419)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(469)	$—	$(469)
Accumulated other comprehensive income	50	—	50
Fair value of plan assets at end of year	$(419)	$—	$(419)

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, — the 2001 Executive Deferral Plan previously called “1995 Executive Deferral Plan”, for certain officers to provide them the ability to make elective deferrals of compensation due to tax-law limitations on benefit levels under qualified plans. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The plan is a non-qualified plan funded with bank owned life insurance policies taken on the life of the officer. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2006 and 2005 totaled $1,758 and $1,699, respectively. The accrued liability for the plan as of December 31, 2006 and 2005 totaled $252 and $91, respectively. The expenses for the plan for the years ended December 31, 2006, 2005 and 2004 totaled $43, $30 and $30, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN.

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan, — the 2001 Director Deferral Plan for directors to provide them the ability to make elective deferrals of fees. Deferred amounts earn interest at annual rate determined by the Bank’s Board. The plan is a non-qualified plan funded with bank owned life insurance policies taken on the life of the director. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2006 and 2005 totaled $93 and $90, respectively. The accrued liability for the plan as of December 31, 2006 and 2005 totaled $5 and $4, respectively. The expenses for the plan for the years ended December 31, 2006, 2005 and 2004 totaled $1, $1 and $1, respectively.

(8)	Income Taxes

The provision for income tax expense consists of the following for the years ended December 31:

	2006	2005	2004
Current:
Federal	$4,461	$4,076	$3,193
State	1,211	1,382	982
	5,672	5,458	4,175
Deferred:
Federal	(112)	(488)	(495)
State	(391)	(178)	(130)
	(503)	(666)	(625)
	$5,169	$4,792	$3,550

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 consist of:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$3,844	$3,326
Deferred compensation	336	230
Retirement compensation	629	521
Stock option compensation	439	276
Post retirement benefits	386	276
Current state franchise taxes	284	454
Non-accrual interest	43	13
Other	6	—
Deferred tax assets	5,967	4,820
Less valuation allowance	—	(83)
Total deferred tax assets	5,967	4,737
Deferred tax liabilities:
Fixed assets	1,506	1,683
FHLB dividends	170	141
Tax credit - loss on passthrough	212	42
Deferred loan costs	231	—
Other	111	106
Investment securities unrealized gains	50	124
Total deferred tax liabilities	2,280	2,096
Net deferred tax assets (see note 6)	$3,687	$2,641

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

	2006	2005	2004

Income tax expense at statutory rates	$4,753	$4,583	$3,487
Reduction for tax exempt interest	(213)	(205)	(207)
State franchise tax, net of federal income tax benefit	541	750	734
CSV of life insurance	(114)	(90)	(119)
Other	202	(246)	(345)
	$5,169	$4,792	$3,550

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes as follows:

(9)	Outstanding Shares and Earnings Per Share

On January 25, 2007, the Board of Directors of the Company declared a 6% stock dividend payable as of March 30, 2007 to shareholders of record as of February 28, 2007. All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits.

Earnings Per Share (“EPS”)

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	2006	2005	2004

Basic earnings per share:

Net income	$8,810	$8,688	$6,707
Weighted average common shares outstanding	8,468,643	8,531,880	8,585,409
Basic EPS	$1.04	$1.02	$0.78

Diluted earnings per share:

Net income	$8,810	$8,688	$6,707
Weighted average common shares outstanding	8,468,643	8,531,880	8,585,409
Effect of dilutive options	414,282	349,716	224,507
	8,882,925	8,881,596	8,809,916
Diluted EPS	$0.99	$0.98	$0.76

(10)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $2,338 and $2,339 at December 31, 2006 and 2005, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2006	2005	2004

Outstanding balance, beginning of year	$304	$217	$1,187
Credit granted	58	626	578
Repayments	(89)	(539)	(1,548)

Outstanding balance, end of year	$273	$304	$217

(11)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 12 months and 1,000 hours of service are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the consolidated statements of operations, were $1,607, $1,569 and $1,207 in 2006, 2005 and 2004, respectively.

(12)	Stock Compensation Plans

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

The following table presents basic and diluted EPS for the years ended December 31, 2005 and 2004.

	2005	2004

Net income as reported	$8,688	$6,707

Add: Stock-based employee compensation included in reported net income, net of related tax effects	286	204
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(367)	(363)

Net income Pro forma under SFAS No. 123	$8,607	$6,548

Basic earnings per share:
As reported	$1.02	$0.78

Pro forma under SFAS No. 123	$1.01	$0.76

Diluted earnings per share:
As reported	$0.98	$0.76

Pro forma under SFAS No. 123	$0.97	$0.74

As of December 31, 2006, the Company has the following share-based compensation plans:

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

Stock option activity for the employee and outside director’s stock option plans during the years indicated is as follows:

	Employee stock option plan		Outside directors stock option plan
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Balance at December 31, 2005	602,696	8.84	—	—
Granted	57,790	24.98	—	—
Exercised	(132,108)	7.52	—	—
Cancelled	(10,425)	10.48	—	—

Balance at December 31, 2006	517,953	$10.94	—	$—

The 2000 Employee Stock Option Plan permits stock-for-stock exercises of shares. During 2006, employees tendered 29,959 (adjusted for stock options exercised before stock dividend) mature shares in stock-for-stock exercises. Matured shares are those held by employees longer than six months.

The following table presents information on stock options for the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	132,108	$7.52	$2,427
Stock options fully vested and expected to vest:	517,953	$10.94	$6,246	5.90
Stock options vested and currently exercisable:	334,849	$8.12	$4,899	4.78

The weighted average fair value per share of options granted during the years ended December 31 was $7.75 in 2006, $3.98 in 2005 and $3.33 in 2004.

At December 31, 2006, the range of exercise prices for all outstanding options ranged from $4.27 to $27.75.

The following table provides certain information with respect to stock options outstanding at December 31, 2006:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual life

Under $ 11.10	373,972	$ 8.19	4.90
$ 11.10 to $ 16.65	80,891	12.89	8.02
$ 16.65 to $ 24.97	54,590	24.30	9.04
$ 24.97 to $ 27.75	8,500	27.57	9.41

	517,953	$ 10.94	5.90

The following table provides certain information with respect to stock options exercisable at December 31, 2006:

Range of exercise prices	Stock options exercisable	Weighted average exercise price

Under $ 11.10	313,298	$ 8.19
$ 11.10 to $ 16.65	20,226	12.89
$ 16.65 to $ 24.97	1,325	22.17

	334,849	$ 8.12

As of December 31, 2006, there was $646 of total unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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

The Bank expenses the fair value of the option on a straight line basis over the vesting period. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. The Bank’s estimated forfeiture rate for 2006, based on historical forfeiture experience, is approximately 0.0%.

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2006	2005	2004
Risk Free Interest Rate	4.57%	3.73%	3.76%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	4.67	6.00	6.00

Expected Price Volatility	26.39%	26.04%	23.80%

Employee Stock Purchase Plan

Under the First Northern Community Bancorp 2006 Amended Employee Stock Purchase Plan (the “Plan”), the Company is authorized to issue to an eligible employee shares of common stock. There are 250,000 shares authorized under the Plan. The Plan will terminate March 15, 2016. The Plan is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period. Approximately 73 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2006 and will end November 23, 2007.

The First Northern Community Bancorp 2006 Amended Employee Stock Purchase Plan replaced the 2000 Employee Stock Purchase Plan. Under the 2000 Plan, at the annual stock purchase date of November 23, 2006, there were $250 in contributions, and 22,784 shares were purchased at an average price of $10.95, totaling $249.

(13)	Short-Term and Long-Term Borrowings

Short-term borrowings at December 31, 2006 and 2005 consisted of secured borrowings from the U.S. Treasury in the amounts of $858 and $1,476, respectively. The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans. At December 31, 2006, the Company had a current collateral borrowing capacity with the FHLB of $93,832. The Company also has unsecured formal lines of credit totaling $25,700 with correspondent banks and borrowing capacity of $2,000 with the Federal Reserve Bank (loans and discounts), which is fully collateralized, with a pledge of U.S. Agency Notes.

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $10,124 and $13,493, respectively, at December 31, 2006 and 2005. Such advances ranged in maturity from 1.4 years to 2.3 years at a weighted average interest rate of 2.91% at December 31, 2006. Maturity ranged from 0.3 years to 3.3 years at a weighted average interest rate of 3.48% at December 31, 2005. Average outstanding balances were $10,776 and $13,628, respectively, during 2006 and 2005. The weighted average interest rate paid was 3.15% in 2006 and 3.48% in 2005.

(14)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options. Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,294, $1,058, and $921 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending December 31:
2007	$1,212
2008	1,312
2009	1,021
2010	753
2011	512
Thereafter	1,735
$6,545

At December 31, 2006, the aggregate maturities for time deposits are as follows:

Year ending December 31:
2007	$104,675
2008	4,256
2009	1,278
2010	2,953
2011	274
Thereafter	—
$113,436

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, are as follows:

	2006	2005

Undisbursed loan commitments	$198,200	203,101
Standby letters of credit	12,222	14,077

	$210,422	217,178

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

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2006 there were no financial standby letters of credit outstanding. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2006, there was $12,222 issued in performance standby letters of credit and the Bank carried no liability. The terms of the guarantees will expire primarily in 2007. The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $950, which is recorded in “accrued interest payable and other liabilities.”

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2006, the Company has no off-balance sheet derivatives requiring additional disclosure.

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

Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2006 and 2005, respectively, as set forth in the following tables:

	The Company
	2006		2005
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$69,078	12.3%	$62,824	11.8%

Tier I Capital (to Risk Weighted Assets)	62,400	11.1%	56,438	10.6%

Tier I Leverage Capital (to Average Assets)	62,400	9.1%	56,438	8.5%

	The Bank
	2006		2005
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$68,397	12.2%	$61,672	11.6%

Tier I Capital (to Risk Weighted Assets)	61,719	11.0%	55,287	10.4%

Tier I Leverage Capital (to Average Assets)	61,719	9.0%	55,287	8.3%

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

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

	2006		2005
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$98,001	$98,001	$122,692	$122,692
Investment securities	76,273	76,273	48,788	48,788
Loans:
Net loans	475,549	475,948	456,061	457,858
Loans held-for-sale	4,460	4,460	4,440	4,440
Financial liabilities:
Deposits	603,682	507,688	581,781	496,881
FHLB advances and other borrowings	10,981	10,528	14,969	14,416

	2006
	Contract amount	Carrying amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$198,200	$951	$1,487

Standby letters of credit	$12,222	$—	$122

	2005
	Contract amount	Carrying amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$203,101	$975	$1,523

Standby letters of credit	$14,077	$—	$141

(18)	Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2006	2005	2004

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,243	$5,641	$3,417

Income taxes	$6,165	$6,946	$3,931

Supplemental disclosure of non-cash investing and financing activities:
Accrued compensation	$(84)	$—	$—

Stock dividend distributed	$12,525	$6,158	$5,537

Loans held-for-sale transferred to loans	$—	$—	$6,002
Loans held-for-investment transferred to other real estate owned	$375	$268	$—

(19)	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,

2006:
Interest income	$11,331	$11,896	$12,408	$12,435
Net interest income	9,372	9,776	9,857	9,619
Provision for loan losses	(575)	350	810	150
Other operating income	1,209	1,363	1,446	1,271
Other operating expense	7,327	7,141	7,250	7,501
Income before taxes	3,849	3,648	3,243	3,239
Net income	2,402	2,294	2,048	2,066
Basic earnings per share	.28	.27	.25	.24
Diluted earnings per share	.26	.26	.24	.23

2005:
Interest income	$9,154	$10,022	$10,590	$11,136
Net interest income	8,086	8,731	9,022	9,334
Provision for loan losses	519	(450)	(69)	600
Other operating income	1,218	1,346	1,506	1,650
Other operating expense	6,368	6,829	6,760	6,856
Income before taxes	2,417	3,698	3,837	3,528
Net income	1,692	2,323	2,418	2,255
Basic earnings per share	.20	.27	.28	.27
Diluted earnings per share	.19	.26	.27	.26

(20)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets and summary statements of operations and cash flows information for the years ended December 31:

Balance Sheets	2006	2005
Assets
Cash	$681	$1,151
Investment in wholly owned subsidiary	61,309	55,651
Other assets	—	—

Total assets	$61,990	$56,802
Liabilities and stockholders’ equity
Stockholders’ equity	61,990	56,802

Total liabilities and stockholders’ equity	$61,990	$56,802

Statements of Operations	2006	2005	2004

Dividends from subsidiary	$2,500	$3,500	$1,000
Other operating expenses	(94)	(97)	(68)
Income tax benefit	39	40	28
Income before undistributed earnings of subsidiary	2,445	3,443	960
Equity in undistributed earnings of subsidiary	6,365	5,245	5,747

Net income	$8,810	$8,688	$6,707

Statements of Cash Flows	2006	2005	2004
Net income	$8,810	$8,688	$6,707
Adjustments to reconcile net income to net cash provided by operating activities
Decrease (increase) in other assets	—	11	(10)
Equity in undistributed earnings of subsidiary	(6,365)	(5,245)	(5,747)

Net cash provided by operating activities	2,445	3,454	950

Cash flows from financing activities:
Common stock issued	1,288	948	758
Stock repurchases	(4,188)	(3,854)	(1,640)
Cash in lieu of fractional shares	(15)	(15)	(12)

Net cash used in financing activities	(2,915)	(2,921)	(894)

Net change in cash	(470)	533	56

Cash at beginning of year	1,151	618	562

Cash at end of year	$681	$1,151	$618

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

Management maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with US GAAP. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the following criteria: criteria established in Internal Control - Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on Management’s assessment, they believe that, as of December 31, 2006, the Company’s internal control system over financial reporting is effective based on those criteria. “Management’s Report on Internal Control over Financial Reporting” is presented on page 44.

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

The Company’s assessment of the effectiveness of internal control over financial reporting and the Company’s consolidated financial statements have been audited by MOSS ADAMS LLP, an independent registered public accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent registered public accounting firm during their audit were valid and appropriate. The independent registered public accounting firm’s report is presented on page 45.

During the quarter ended December 31, 2006, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for the 2007 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors.”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for the 2007 Annual Meeting of Shareholders entitled “Compensation Committee Interlocks and Insider Participation,” “Nomination and Election of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2007 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders. The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2006. The plans included in this table are the Company’s 2000 Stock Option Plan, the Company’s Outside Director 2000 Non-statutory Stock Option Plan and the Company’s 2006 Amended Employee Stock Purchase Plan. See“Stock Compensation Plans” Note 12 of Notes to Consolidated Financial Statements (page 68) included in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	519,656	$10.97	1,012,452
Equity compensation plans not approved by security holders	—	—	—
Total	519,656	$10.97	1,012,452

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2007 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for the 2007 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

(a)(3)	Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K

Exhibit Number	Exhibit

3.1	Amended Articles of Incorporation of the Company - provided herewith

3.3	Amended and Restated Bylaws of the Company - incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on September 15, 2005

10.1	First Northern Community Bancorp 2000 Stock Option Plan - incorporated herein by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.2
First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan - incorporated herein by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.3
Amended First Northern Community Bancorp Employee Stock Purchase Plan - incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders

10.4
First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” - incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form S-8 on May 25, 2000 *

10.5
First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms “Non-statutory Stock Option Agreement” and “Notice of Exercise of Stock Option” - incorporated herein by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-8 May 25, 2000 *

10.6
First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” - incorporated herein by reference to Exhibit 4.6 of Registration Statement on Form S-8 on May 25, 2000 *

10.7
Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish - incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.8
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum - incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.9
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Louise Walker - incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.10
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker - incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.11
Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze - incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.12
Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker - incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.13
Amended Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze - by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 *

10.14
Amended Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker - by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 *

10.15	Form of Salary Continuation Agreement between Pat Day and First Northern Bank of Dixon - provided herewith*

10.16	Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Owen J. Onsum and Louise A. Walker - provided herewith*

10.17	First Northern Bancorp 2006 Stock Incentive Plan - incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders *

10.18	First Northern Bank Annual Incentive Compensation Plan - provided herewith

11	Statement of Computation of Per Share Earnings (See Page 55 of this Form 10-K)

21	Subsidiaries of the Company - provided herewith

23.1	Consent of independent registered public accounting firm - provided herewith

23.2	Consent of independent registered public accounting firm - provided herewith

31.1	Rule 13(a) - 14(a) / 15(d) -14(a) Certification of the Company’s Chief Executive Officer - provided herewith

31.2	Rule 13(a) - 14(a) / 15(d) -14(a) Certification of the Company’s Chief Financial Officer - provided herewith

32.1	Section 1350 Certification of the Chief Executive Officer - provided herewith

32.2	Section 1350 Certification of the Chief Financial Officer - provided herewith

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

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

Name	Title	Date

/s/ LORI J. ALDRETE	Director	March 15, 2007
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director and Chairman of the Board	March 15, 2007
Frank J. Andrews, Jr.

/s/ JOHN M. CARBAHAL	Director	March 15, 2007
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Vice Chairman of the Board	March 15, 2007
Gregory DuPratt

/s/ JOHN F. HAMEL	Director	March 15, 2007
John F. Hamel

/s/ DIANE P. HAMLYN	Director	March 15, 2007
Diane P. Hamlyn

/s/ FOY S. MCNAUGHTON	Director	March 15, 2007
Foy S. McNaughton

/s/ DAVID W. SCHULZE	Director	March 15, 2007