Form 10-Q
period 2007-05-09
FIRST NORTHERN COMMUNITY BANCORP
filed 2007-05-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007

OR

ྑ	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-30707

First Northern Community Bancorp
(Exact name of registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N. First Street, Dixon, California	95620
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of May 7, 2007 was 8,388,237.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.
CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(UNAUDITED)
	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$27,682	$35,531
Federal funds sold	82,665	62,470
Investment securities - available-for-sale	80,136	74,180
Loans, net of allowance for loan losses of
$7,950 at March 31, 2007 and $8,361 at December 31, 2006	462,708	475,549
Loans held-for-sale	7,718	4,460
Premises and equipment, net	8,225	8,060
Other Real Estate Owned	1,475	375
Accrued interest receivable and other assets	23,364	24,600
TOTAL ASSETS	$693,973	$685,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Deposits
Demand deposits	$179,410	$197,498
Interest-bearing transaction deposits	129,332	117,620
Savings and MMDA's	183,055	175,128
Time, under $100,000	50,908	47,137
Time, $100,000 and over	72,044	66,299
Total deposits	614,749	603,682
FHLB Advances and other borrowings	10,161	10,981
Accrued interest payable and other liabilities	6,117	8,572
TOTAL LIABILITIES	631,027	623,235

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized;
8,408,803 shares issued and outstanding at March 31, 2007 and 7,980,952 shares issued and outstanding at December 31, 2006	55,433	45,726
Additional paid in capital	977	977
Retained earnings	7,018	15,792
Accumulated other comprehensive loss	(482)	(505)
TOTAL STOCKHOLDERS' EQUITY	62,946	61,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$693,973	$685,225

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006
Interest Income
Loans	$10,375	$9,684
Federal funds sold	860	960
Investment securities
Taxable	650	532
Non-taxable	278	131
Other interest earning assets	29	24
Total interest income	12,192	11,331

Interest Expense
Deposits	2,892	1,805
Other borrowings	77	134
Total interest expense	2,969	1,939
Net interest income	9,223	9,392
Recovery of provision for loan losses	(170)	(575)

Net interest income after recovery of provision for
loan losses	9,393	9,967

Other operating income
Service charges on deposit accounts	793	621
Gain on sales of other real estate owned	—	7
Gains on sales of loans held-for-sale	46	37
Investment and brokerage services income	67	45
Mortgage brokerage income	69	85
Loan servicing income	75	68
Fiduciary activities income	65	33
ATM fees	66	69
Signature based transaction fees	114	81
Other income	203	163
Total other operating income	1,498	1,209

Other operating expenses
Salaries and employee benefits	4,473	4,543
Occupancy and equipment	998	855
Data processing	408	329
Stationery and supplies	146	123
Advertising	211	216
Directors’ fees	54	34
Other expense	1,356	1,227
Total other operating expenses	7,646	7,327

Income before income tax expense	3,245	3,849
Provision for income taxes	1,155	1,447

Net income	$2,090	$2,402

Basic earnings per share	$0.25	$0.28
Diluted earnings per share	$0.24	$0.27

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Shares	Amounts	Income	Capital	Earnings	Income / (Loss)	Total

Balance at December 31, 2006	7,980,952	$45,726		$977	$15,792	$(505)	$61,990

Comprehensive income:
Net income			$2,090		2,090		2,090
Other comprehensive gain:

Unrealized holding gains on securities arising during the current period, net of tax effect of $15			23			23	23

Comprehensive income			$2,113

6% stock dividend	476,976	10,851			(10,851)		—
Cash in lieu of fractional shares					(13)		(13)
Stock-based compensation and related tax benefits		181					181
Stock options exercised, net of swapped shares	10,592	—					—
Stock repurchase and retirement	(59,717)	(1,325)					(1,325)

Balance at March 31, 2007	8,408,803	$55,433		$977	$7,018	$(482)	$62,946

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Three months ended March 31, 2007	Three months ended March 31, 2006
Operating Activities
Net Income	$2,090	$2,402
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	337	253
Recovery of provision for loan losses	(170)	(575)
Stock plan accruals	181	95
Tax benefit for stock options	—	206
Gains on sales of loans held-for-sale	(46)	(37)
Gains on sales of other real estate owned	—	(7)
Proceeds from sales of loans held-for-sale	9,566	3,260
Originations of loans held-for-sale	(12,778)	(3,485)
Decrease in accrued interest receivable and other assets	1,274	346
Decrease in accrued interest payable and other liabilities	(2,455)	(2,195)
Net cash (used in) provided by operating activities	(2,001)	263

Investing Activities
Net increase in investment securities	(5,971)	(15,176)
Net decrease (increase) in loans	13,011	(6,693)
Net (increase) decrease in other real estate owned	(1,100)	275
Purchases of premises and equipment, net	(502)	(84)
Net cash provided by (used in) investing activities	5,438	(21,678)

Financing Activities
Net increase in deposits	11,067	7,181
Net decrease in FHLB advances	(820)	(4,544)
Cash dividends paid	(13)	(8)
Tax benefit for stock options	—	(206)
Repurchase of stock	(1,325)	(1,549)
Net cash provided by financing activities	8,909	874

Net increase (decrease) in cash and cash equivalents	12,346	(20,541)
Cash and cash equivalents at beginning of period	98,001	122,692
Cash and cash equivalents at end of period	$110,347	$102,151

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,958	$1,946
Income Taxes	$107	—

Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$10,851	$12,525

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 and December 31, 2006

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report to stockholders and Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 was effective January 1, 2007 for the Company for financial instruments acquired, issued or subject to a re-measurement event. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 was effective for the Company in the fiscal year beginning January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007.  As a result of the implementation of Interpretation 48, it was not necessary for the Company to recognize any increase in the liability for unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Changes in the allowance for loan losses during the three-month periods ended March 31, 2007 and 2006 and for the year ended December 31, 2006 were as follows:
	(in thousands)

	Three months ended March 31,		Year ended December 31,
	2007	2006	2006
Balance, beginning of period	$8,361	$7,917	$7,917
(Recovery of) provision for loan losses	(170)	(575)	735
Loan charge-offs	(289)	(57)	(1,060)
Loan recoveries	48	513	769
Balance, end of period	$7,950	$7,798	$8,361

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the three months ended March 31, 2007 for cash proceeds equal to the fair value of the loans.

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

At March 31, 2007, the Company had $7,718,000 of mortgage loans held-for-sale. At March 31, 2007 and December 31, 2006, the Company serviced real estate mortgage loans for others of $112,273,000 and $112,742,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2007 and December 31, 2006.
	(in thousands)
	December 31, 2006	Additions	Reductions	March 31, 2007

Mortgage servicing rights	$945	$43	$40	$948

There was no valuation allowance recorded for mortgage servicing rights as of March 31, 2007 and December 31, 2006.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 25, 2007, the Board of Directors of the Company declared a 6% stock dividend paid March 30, 2007 to stockholders of record as of February 28, 2007.

Earnings per share amounts have been adjusted retroactively to reflect the effects of the stock dividend.

Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes all common stock equivalents (“in-the-money” stock options, unvested restricted stock, stock units, warrants and rights, convertible bonds and preferred stock), which reflects the potential dilution of securities that could share in the earnings of an entity.

The following table presents a reconciliation of basic and diluted EPS for the three-month periods ended March 31, 2007 and 2006.

	(in thousands, except share and earnings per share amounts)
	Three months ended March 31,
	2007	2006
Basic earnings per share:
Net income	$2,090	$2,402

Weighted average common shares outstanding	8,431,880	8,503,922
Basic EPS	$0.25	$0.28

Diluted earnings per share:
Net income	$2,090	$2,402

Weighted average common shares outstanding	8,431,880	8,503,922

Effect of dilutive options	259,902	315,896

Adjusted weighted average common shares outstanding	8,691,782	8,819,818
Diluted EPS	$0.24	$0.27

5.	STOCK PLANS

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

Prior to the adoption of SFAS No. 123R, the Company, during the first quarter of fiscal 2003, adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the prospective method of adoption selected by the Company, stock-based employee compensation recognized for all stock options granted after January 1, 2003 is based on the fair value recognition provisions of Statement 123. For stock options issued prior to January 1, 2003, the Company is using the intrinsic value method, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

The following table presents the activity related to stock options and restricted stock for the three months ended March 31, 2007.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	549,000	$10.32

Granted	49,924	16.75

Cancelled / Forfeited	—	—

Exercised	(13,324)	3.38	$240,921

Options outstanding at End of Period	585,600	$11.03	$4,815,806	6.04

Exercisable (vested) at End of Period	421,707	$8.65	$4,218,298	5.06

The weighted average fair value of options and restricted stock granted during the three-month period ended March 31, 2007 was $9.58 per share.

As of March 31, 2007, there was $817,209 of total unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.3 years.

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

The Bank expenses the fair value of the option on a straight line basis over the vesting period. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. The Bank’s estimated forfeiture rate in the first three months of 2007, based on historical forfeiture experience, is approximately 0.0%.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2007 is presented below:

Three Months Ended
March 31, 2007
Risk Free Interest Rate	4.67%

Expected Dividend Yield	0.0%

Expected Life in Years	4.18

Expected Price Volatility	26.03%

The Company has a 2000 Employee Stock Purchase Plan (“ESPP”). Under the plan, the Company is authorized to issue to an eligible employee shares of common stock. There are 265,000 (adjusted for the 2007 stock dividend) shares authorized under the Plan. The Plan will terminate February 27, 2017. The Plan is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. The Board of Directors approved the current participation period of November 24, 2006 to November 23, 2007. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period.

As of March 31, 2007, there was $35,000 of recognized compensation and $92,000 of unrecognized compensation related to ESPP options. This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

The weighted average fair value at grant date is $6.08.

A summary of the weighted average assumptions used in valuing ESPP options during the three months ended March 31, 2007 is presented below:

Three Months Ended
March 31, 2007
Risk Free Interest Rate	5.00%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	22.97%

6.	FIRST NORTHERN BANK - EXECUTIVE RETIREMENT PLAN

First Northern Bank has an unfunded noncontributory defined benefit pension plan provided in two forms to a select group of highly compensated employees. Four executives have Salary Continuation Benefits providing retirement benefits between $50,000 and $100,000 depending on responsibilities and tenure at the bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

The Supplemental Executive Retirement Plan is intended to provide a fixed annual benefit for 10 years plus 6 months for each full year of service over 10 years (limited to 180 months total) subsequent to retirement at age 65. Reduced benefits are payable as early as age 55 if the participant has at least 10 years of service. Two employees currently have Supplemental Executive Retirement agreements. The agreements provide a target benefit of 2% (2.5% for the CEO) times years of service times final average compensation. Final average compensation is defined as three-year average salary plus seven-year average bonus. The target benefit is reduced by benefits from social security and First Northern Bank's profit sharing plan. The maximum target benefit is 50% of final average compensation.

	Three months ended March 31,
	2007	2006
Components of Net Periodic Benefit Cost
Service Cost	$30,383	$41,146
Interest Cost	28,784	16,155
Amortization of prior service cost	21,821	3,257
Net periodic benefit cost	$80,988	$60,558

The Bank estimates that the annual net periodic benefit cost will be $323,745 for the year ended December 31, 2007. This compares to annual net periodic benefit costs of $260,592 for the year ended December 31, 2006.

Estimated Contributions for Fiscal 2007

For unfunded plans, contributions to the “Executive Salary Continuation Plan” are the benefit payments made to participants. At December 31, 2006 the Bank expected to make benefit payments of $54,144 in connection with the “Executive Salary Continuation Plan” during fiscal 2007.

7.	FIRST NORTHERN BANK - DIRECTORS’ RETIREMENT PLAN

First Northern Bank has an unfunded noncontributory defined benefit pension plan ("Directors’ Retirement Plan") for directors of the bank. The plan provides a retirement benefit equal to $1,000 per year of service as a director up to a maximum benefit of $15,000. The retirement benefit is payable for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

	Three months ended March 31,
	2007	2006
Components of Net Periodic Benefit Cost
Service Cost	$14,366	$13,518
Interest Cost	6,736	5,943
Amortization of net loss	121	234
Net periodic benefit cost	$21,223	$19,695

The Bank estimates that the annual net periodic benefit cost will be $84,890 for the year ended December 31, 2007. This compares to annual net periodic benefit costs of $78,774 for the year ended December 31, 2006.

Estimated Contributions for Fiscal 2007

For unfunded plans, contributions to the “Directors’ Retirement Plan” are the benefit payments made to participants. At December 31, 2006 the Bank expected to make cash contributions of $15,000 to the “Directors’ Retirement Plan” during fiscal 2007.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the "safe harbor" created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used, and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing fiscal challenges for the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations or governmental fiscal or monetary policies; (vi) competition in the banking industry; (vii) changes in accounting standards; and (viii) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A. of Part II of this Report.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month periods ended March 31, 2007 and 2006 and should be read in conjunction with the Company's consolidated 2006 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2006, along with other financial information included in this Report.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this quarterly report and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire quarterly report, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Significant results and developments during the first quarter 2007 include:

•
Net income of $2.09 million, down 12.9% over the $2.40 million earned in the same fiscal period last year. (First quarter 2007 net income was increased through a $100,000, net of tax, recovery of provision for loan losses from a prior period. First quarter 2006 net income was increased through a $339,000, net of tax, recovery of provision for loan losses from a prior period.)

Without the additional items referenced above, net income would have been $1.99 million for 2007 and $2.06 million for 2006, a decrease of 3.4%

•
Diluted earnings per share for the three months ended March 31, 2007 of $0.24, down 11.1% from the $0.27 reported in the same period last year (all 2006 per share earnings have been adjusted for the 6% stock dividend paid March 30, 2007).

•
Recovery of provision for loan losses from a prior period of $170,000 for the three-month period ended March 31, 2007 compared to a recovery of provision for loan losses from a prior period of $575,000 for the same period in 2006.

•
Provision for unfunded lending commitment losses of $50,000 for the three-month period ended March 31, 2007 compared to a provision for unfunded lending commitment losses of $100,000 for the same period in 2006.

•	Annualized Return on Average Assets for the three-month period ended March 31, 2007 of 1.22%, compared to 1.44% for the same period in 2006.

•	Annualized Return on Beginning Equity for the three-month period ended March 31, 2007 of 13.49%, compared to 16.91% for the same period in 2006.

•	Total assets at March 31, 2007 of $694.0 million, an increase of $32.0 million, or 4.8%, from prior-year first quarter levels.

•	Total deposits of $614.7 million at March 31, 2007, an increase of $25.7 million or 4.4% compared to March 31, 2006.

•	Total net loans at March 31, 2007 (including loans held-for-sale) increased $2.4 million, or 0.5%, to $470.4 million compared to March 31, 2006.

•	Total investment securities at March 31, 2007 increased $18.2 million, or 29.4%, to $80.1 million compared to March 31, 2006.

SUMMARY

The Company recorded net income of $2,090,000 for the three-month period ended March 31, 2007, representing a decrease of $312,000 or 13.0% from net income of $2,402,000 for the same period in 2006.

The following table presents a summary of the results for the three-month periods ended March 31, 2007 and 2006.

	(Amounts in thousands, except percentage and per share amounts)

.		Three months	Three months
		ended	ended
		March 31, 2007	March 31, 2006

	For the Period:

	Net Income	$2,090	$2,402

	Basic Earnings Per Share*	$0.25	$0.28

	Diluted Earnings Per Share*	$0.24	$0.27

	Return on Average Assets	1.22%	1.44%

	Net Earning / Beginning Equity	13.49%	16.91%

	At Period End:

	Total Assets	$693,973	$662,038

	Total Loans, Net (including loans held-for-sale)	$470,426	$468,031

	Total Deposits	$614,749	$588,962

	Loan-To-Deposit Ratio	76.5%	79.5%

	*Adjusted for stock dividends

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	March 31, 2007			March 31, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$478,034	$10,375	8.80%	$462,546	$9,684	8.49%
Investment securities, taxable	53,423	650	4.93%	44,417	532	4.86%
Investment securities, non-taxable (2)	25,789	278	4.37%	10,988	131	4.84%
Federal funds sold	67,035	860	5.20%	89,301	960	4.36%
Other interest earning assets	2,107	29	5.58%	2,135	24	4.56%
Total interest-earning assets	626,388	12,192	7.89%	609,387	11,331	7.54%
Non-interest-earning assets:
Cash and due from banks	27,202			31,972
Premises and equipment, net	8,246			8,255
Other real estate owned	1,248			231
Accrued interest receivable and other assets	21,601			19,552
Total average assets	684,685			669,397

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	123,278	736	2.42%	85,069	215	1.02%
Savings and MMDA’s	182,121	1,080	2.40%	195,403	782	1.62%
Time, under $100,000	47,397	381	3.26%	51,314	309	2.44%
Time, $100,000 and over	68,898	695	4.09%	67,509	499	3.00%
FHLB advances and other borrowings	10,400	77	3.00%	13,211	134	4.11%
Total interest-bearing liabilities	432,094	2,969	2.79%	412,506	1,939	1.91%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	183,430			193,905
Accrued interest payable and other liabilities	7,144			5,799
Total liabilities	622,668			612,210
Total stockholders’ equity	62,017			57,187
Total average liabilities and stockholders’ equity	$684,685			$669,397
Net interest income and net interest margin (3)		$9,223	5.97%		$9,392	6.25%

1.   Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.
      Loan interest income includes loan fees of approximately $644 and $692 for the three months ended March 31, 2007 and 2006, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $7,849,000 decrease in cash and due from banks, a $20,195,000 increase in Federal funds sold, a $5,956,000 increase in investment securities available-for-sale, a $12,841,000 decrease in net loans held for investment, a $3,258,000 increase in loans held-for-sale, a $165,000 increase in premises and equipment, a $1,100,000 increase in other real estate owned and a $1,236,000 decrease in accrued interest receivable and other assets from December 31, 2006 to March 31, 2007. The decrease in cash and due from banks was substantially the result of a decrease in items in process of collection. The increase in Federal funds sold was largely due to decreases in cash and due from banks, loans and accrued interest receivable and other assets combined with an increase in deposits, which was partially offset by increases in investment securities available-for-sale, loans held-for-sale and other real estate owned. The increase in investment securities available-for-sale was largely due to purchases of agency investment securities and tax exempt municipal investment securities which were partially offset by a decrease in mortgage-backed investment securities. The decrease in net loans held for investment was due to decreases in the following loan categories: commercial; agricultural; equipment leases; real estate; small business administration real estate and home equity lines of credit, which were partially offset by increases in the following loan categories: equipment; consumer and real estate commercial and construction. These fluctuations were due to changes in the demand for loan products by the Company’s borrowers. The increase in loans held-for-sale was in real estate loans and was due, for the most part, to the origination of loans. The Company originated approximately $12,778,000 in residential mortgage loans during the first three months of 2007, which was offset by approximately $9,566,000 in loan sales during this period. The increase in premises and equipment was due to an increase in furniture and equipment purchases, which was partially offset by increased depreciation. The increase in other real estate owned was due to the transfer of a real estate loan to OREO from loans held for investment. The decrease in accrued interest receivable and other assets was mainly due to a decrease in loan and securities interest receivables and income taxes receivable, which was partially offset by an increase in the cash surrender value of bank owned life insurance and prepaid expenses.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed an increase in total deposits of $11,067,000 at March 31, 2007 compared to December 31, 2006. The increase in deposits was due to higher interest-bearing transaction deposits, savings and money market deposits, under $100,000 time deposit totals and $100,000 and over time deposits, which was partially offset by lower demand deposits. These fluctuations were due to cyclical changes in deposit requirements of the Company’s depositors. Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $820,000 for the three months ended March 31, 2007 compared to the year ended December 31, 2006, due to payments to the FHLB combined with a decrease in treasury tax and loan note payable. Other liabilities decreased $2,455,000 from December 31, 2006 to March 31, 2007. The decrease in other liabilities was due to decreases in incentive compensation expenses, accrued profit sharing expenses and accrued taxes payable, which were partially offset by increases in accrued interest expense, accrued retirement expense, deferred compensation expense, accrued vacation and salary expense and accrued unfunded lending commitment losses expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The increase in general market interest rates increased the Company’s yields on earning assets. The Federal Open Market Committee increased the federal funds rate by a total of 50 basis points during the twelve-month period ended March 31, 2007.

Interest income on loans for the three-month period ended March 31, 2007 was up 7.1% from the same period in 2006, increasing from $9,684,000 to $10,375,000. This increase as compared to the same period a year ago was primarily due to an increase in average loans combined with a 31 basis point increase in loan yields.

Interest income on investment securities available-for-sale for the three-month period ended March 31, 2007 was up 40.0% over the same period in 2006, from $663,000 to $928,000. The increase over the three-month period year ago was primarily due to an increase in average investment securities, which was partially offset by a 10 basis point decrease in investment securities yields.

Interest income on Federal funds sold for the three-month period ended March 31, 2007 was down 10.4% from the same period for 2006, decreasing from $960,000 to $860,000. This decrease as compared to the three-month period ended March 31, 2006 was primarily due to a decrease in average Federal funds sold, which was partially offset by an 84 basis point increase in Federal funds yields.

Interest income on other interest earning assets for the three-month period ended March 31, 2007 was up 20.8% over the same period in 2006, from $24,000 to $29,000. The increase over the three-month period a year ago was primarily due to a 102 basis point increase in other interest earning assets yields, which was partially offset by a decrease in average other interest earning assets.

Interest Expense

The increase in general market interest rates increased the Company’s cost of funds in the first quarter of 2007 compared to the same quarter a year ago.

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2007 was up 53.1% from the same period in 2006, increasing from $1,939,000 to $2,969,000. The increase in interest expense during the three-month period ended March 31, 2007 was primarily due to an 88 basis point increase in the Company’s average cost of funds combined with an increase in average interest bearing liabilities.

Provision for Loan Losses

There was a recovery of provision for loan losses of $170,000 for the three-month period ended March 31, 2007 compared to a $575,000 recovery of provision for loan losses for the same period in 2006. The recovery of the provision during the first quarter of 2007 was due to decreased loans and the Company’s evaluation of the quality of the loan portfolio. The allowance for loan losses was approximately $7,950,000 or 1.69% of total loans at March 31, 2007 compared to $8,361,000 or 1.73% of total loans at December 31, 2006. The allowance for loan losses is maintained at a level considered adequate by management to provide for possible loan losses inherent in the loan portfolio.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $50,000 for the three-month period ended March 31, 2007 compared to a $100,000 provision for the same period in 2006. The provision for unfunded lending commitment losses was due to an increase in unfunded lending commitments.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 23.9% for the three-month period ended March 31, 2007 from the same period in 2006, increasing from $1,209,000 to $1,498,000. This increase was primarily due to an increase in service charges on deposit accounts, investment brokerage service income, fiduciary services income, signature based transaction fees and other miscellaneous income, which was partially offset by a decrease in mortgage brokerage income. The increase in service charges on deposit accounts was due to an increase in overdraft fees. The increase in investment brokerage income and fiduciary income was due to an increase in the demand for those services. The increase in signature based transaction fees was due to an increase in signature based transactions. The increase in other miscellaneous income was due to an increase in net letter of credit fees and deferred compensation insurance earnings. The decrease in mortgage brokerage fees was the result of a decrease in mortgage brokerage activity.

Other Operating Expenses

Total other operating expenses was up 4.4% for the three-month period ended March 31, 2007 from the same period in 2006, increasing from $7,327,000 to $7,646,000.

The principal reasons for the increase in other operating expenses in the three-month period ended March 31, 2007 were due to increases in the following: occupancy and equipment expense; data processing; stationery and supplies; directors’ fees and other miscellaneous operating expenses; which was partially offset by a decrease in salaries and benefits. The increase in occupancy and equipment expense was due to increased rent expense, depreciation expense associated with a branch closing, service contracts, utilities expense and maintenance expense. The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system. The increase in stationery and supplies was due to an increase in supply usage. The decrease in salaries and benefits was due to decreases in the following: payroll taxes; profit sharing expenses; provision for incentive compensation due to decreased profits; commissions paid; and worker’s compensation; which were partially offset by increases in merit salaries; deferred compensation interest expense; group insurance; welfare and recreation expense and stock compensation expense.

The following table sets forth other miscellaneous operating expenses by category for the three-month periods ended March 31, 2007 and 2006.

	(in thousands)

.	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006

Other miscellaneous operating expenses
Provision for unfunded lending commitments	$50	$100
Contributions	52	22
Legal fees	71	45
Accounting and audit fees	126	164
Consulting fees	96	98
Postage expense	85	92
Telephone expense	61	54
Public relations	79	70
Training expense	77	63
Loan origination expense	214	142
Computer software depreciation	57	67
Other miscellaneous expense	388	310

Total other miscellaneous operating expenses	$1,356	$1,227

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes. In the three months ended March 31, 2007, the Company’s provision for income taxes decreased $292,000 from the same period last year, from $1,447,000 to $1,155,000. The Company’s effective tax rate for the three months ended March 31, 2007 was 35.6%, compared to 37.6% for the same period in 2006.

The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, and for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.
	(in thousands)

	March 31, 2007	December 31, 2006

Undisbursed loan commitments	$213,001	$198,200
Standby letters of credit	12,015	12,222
	$225,016	$210,422

The reserve for unfunded lending commitments amounted to $1,000,000 at March 31, 2007, up from $950,000 at December 31, 2006. The increase was primarily related to increased undisbursed loan commitments. The reserve for unfunded lending commitments is included in other liabilities.

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

Non-accrual loans amounted to $2,934,000 at March 31, 2007 and were comprised of five commercial loans totaling $1,148,000, two agricultural loans totaling $586,000, four real estate loans totaling $1,150,000 and one installment loan totaling $50,000. At December 31, 2006, non-accrual loans amounted to $3,399,000 and were comprised of five commercial loans totaling $1,469,000, two agricultural loans totaling $620,000 and two real estate loans totaling 1,310,000. At March 31, 2006, non-accrual loans amounted to $2,702,000 and were comprised of three commercial loans totaling $1,045,000 and four agricultural loans totaling $1,657,000. The decrease in non-accrual loans at March 31, 2007 from the balance at December 31, 2006 was due to payments received on five commercial loans and two agricultural loans combined with a partial charge-off of a commercial loan and a transfer of a real estate loan to OREO, which was partially offset by the addition of three real estate loans and one installment loan to non-accrual. The Company’s management believes that nearly $2,835,000 of the non-accrual loans at March 31, 2007 were adequately collateralized or guaranteed by a governmental entity, and the remaining $99,000 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss allowance. See “Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing at March 31, 2007. Such loans amounted to $37,000 at December 31, 2006 and $351,000 at March 31, 2006.

Other real estate owned (“OREO”) is made up of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to OREO. The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell. A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

OREO amounted to $1,475,000 at March 31, 2007 and $375,000 at December 31, 2006. The Company had no OREO properties at March 31, 2006.

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

The following table summarizes the loan loss experience of the Company for the three-month periods ended March 31, 2007 and 2006, and for the year ended December 31, 2006.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2007	2006	2006

Balance at beginning of period	$8,361	$7,917	$7,917
(Recovery of) provision for loan losses	(170)	(575)	735
Loans charged-off:
Commercial	(41)	—	(572)
Agriculture	—	—	(57)
Real estate mortgage	(120)	—	—
Real estate construction	—	—	—
Installment loans to individuals	(128)	(57)	(431)

Total charged-off	(289)	(57)	(1,060)

Recoveries:
Commercial	1	480	561
Agriculture	—	—	—
Real estate mortgage	—	—	—
Real estate construction	—	—	—
Installment loans to individuals	47	33	208

Total recoveries	48	513	769

Net (charge-offs) recoveries	(241)	456	(291)

Balance at end of period	$7,950	$7,798	$8,361

Ratio of net (charge-offs) recoveries
To average loans outstanding during the period	(0.05%)	0.10%	(0.06%)
Allowance for loan losses
To total loans at the end of the period	1.69%	1.66%	1.73%
To non-performing loans at the end of the period	270.96%	255.42%	243.34%

Non-performing loans totaled $2,934,000, $3,053,000 and $3,436,000 at March 31, 2007 and 2006 and December 31, 2006, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2007, the Company had the following deposit mix: 29.8% in savings and MMDA deposits, 20.0% in time deposits, 21.0% in interest-bearing transaction deposits and 29.2% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2007 and December 31, 2006 are summarized as follows:

	(in thousands)
	March 31, 2007	December 31, 2006
Three months or less	$26,822	$28,729
Over three to twelve months	38,915	32,355
Over twelve months	6,307	5,215
Total	$72,044	$66,299

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios with the most common being the ratio of net loans to deposits (including loans held-for-sale). This ratio was 76.5% on March 31, 2007. In addition, on March 31, 2007, the Company had the following short-term investments: $82,665,000 in Federal funds sold; $15,412,000 in securities due within one year; and $30,703,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $25,700,000; additionally the Company has a line of credit with the Federal Home Loan Bank, of which the current borrowing capacity is $93,886,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from First Northern Bank of Dixon (the “Bank”). Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2007, the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of March 31, 2007.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement	Minimum Capital
	Capital	Ratio

Leverage	$ 62,825	9.15%	5.0%	4.0%
Tier 1 Risk-Based	$ 62,825	11.14%	6.0%	4.0%
Total Risk-Based	$ 69,462	12.32%	10.0%	8.0%

Return on Equity and Assets

	Three months ended March 31, 2007	Three months ended March 31, 2006	Year ended December 31, 2006
Annualized return on average assets	1.22%	1.44%	1.32%

Annualized return on beginning equity	13.49%	16.91%	15.51%

Prospective Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this Standard on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157. The Company has not completed its evaluation of the impact of the adoption of this Standard on the Company’s financial position and results of operations.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangements within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-4 to have a material impact on its financial position and results of operations.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2007, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which are incorporated by reference herein.

ITEM 4.
CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

Under the Company’s stock repurchase program, which will remain in effect until April 30, 2008, the Company is authorized to repurchase an aggregate of up to 2.5% of the Company’s outstanding shares of common stock over each rolling twelve-month period. The Company repurchased 62,126 shares of the Company’s outstanding common stock during the first quarter ended March 31, 2007.

The Company made the following purchases of its common stock during the quarter ended March 31, 2007:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2007	40,115	$21.72	40,115	92,280
February 1 - February 28, 2007	2,433	$21.59	2,433	89,847
March 1 - March 31, 2007	19,578	$20.51	19,578	70,269
Total	62,126	$21.33	62,126	70,269

A 6% stock dividend was declared on January 25, 2007 with a record date of February 28, 2007 and is reflected in the number of shares purchased and average prices paid per share.

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit

10.1	Participation Agreements - Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 9, 2007)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date: May 9, 2007	by	/s/ Louise A. Walker
Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)