Form 10-Q
period 2007-08-08
FIRST NORTHERN COMMUNITY BANCORP
filed 2007-08-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock outstanding as of August 7, 2007 was 8,329,220.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.
CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(UNAUDITED)
	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$24,370	$35,531
Federal funds sold	55,655	62,470
Investment securities – available-for-sale	88,889	74,180
Loans, net of allowance for loan losses of
$8,384 at June 30, 2007 and $8,361 at December 31, 2006	480,744	475,549
Loans held-for-sale	8,243	4,460
Other interest earning assets	2,146	2,093
Premises and equipment, net	8,127	8,060
Other Real Estate Owned	1,100	375
Accrued interest receivable and other assets	23,835	22,507
TOTAL ASSETS	$693,109	$685,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Deposits
Demand deposits	$182,043	$197,498
Interest-bearing transaction deposits	135,560	117,620
Savings and MMDA's	176,162	175,128
Time, under $100,000	45,714	47,137
Time, $100,000 and over	72,068	66,299
Total deposits	611,547	603,682
FHLB Advances and other borrowings	11,189	10,981
Accrued interest payable and other liabilities	6,971	8,572
TOTAL LIABILITIES	629,707	623,235

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized;
8,367,933 shares issued and outstanding at June 30, 2007 and 7,980,952 shares issued and outstanding at December 31, 2006	54,609	45,726
Additional paid in capital	977	977
Retained earnings	9,003	15,792
Accumulated other comprehensive loss	(1,187)	(505)
TOTAL STOCKHOLDERS' EQUITY	63,402	61,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$693,109	$685,225

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest Income
Loans	$10,379	$10,435	$20,754	$20,119
Federal funds sold	992	651	1,852	1,611
Investment securities
Taxable	684	638	1,334	1,170
Non-taxable	302	143	580	274
Other interest earning assets	31	29	60	53
Total interest income	12,388	11,896	24,580	23,227

Interest Expense
Deposits	3,098	2,038	5,990	3,843
Other borrowings	89	82	166	216
Total interest expense	3,187	2,120	6,156	4,059
Net interest income	9,201	9,776	18,424	19,168
Provision (recovery of provision) for loan losses	430	350	260	(225)

Net interest income after provision (recovery of provision) for loan losses	8,771	9,426	18,164	19,393

Other operating income
Service charges on deposit accounts	816	680	1,609	1,301
Gain (loss) on sales of other real estate owned	179	(1)	179	6
Gains on sales of loans held-for-sale	138	55	184	92
Investment and brokerage services income	37	67	104	112
Mortgage brokerage income	8	124	77	209
Loan servicing income	91	76	166	144
Fiduciary activities income	80	42	145	75
ATM fees	73	64	139	133
Signature based transaction fees	129	89	243	170
Other income	157	167	360	330
Total other operating income	1,708	1,363	3,206	2,572

Other operating expenses
Salaries and employee benefits	4,337	4,347	8,810	8,890
Occupancy and equipment	899	885	1,897	1,740
Data processing	385	385	793	714
Stationery and supplies	141	117	287	240
Advertising	218	233	429	449
Directors’ fees	46	32	100	66
Other real estate owned expense	18	—	18	—
Other expense	1,383	1,142	2,739	2,369
Total other operating expenses	7,427	7,141	15,073	14,468

Income before income tax expense	3,052	3,648	6,297	7,497
Provision for income taxes	1,067	1,354	2,222	2,801

Net income	$1,985	$2,294	$4,075	$4,696

Basic Income per share	$0.24	$0.27	$0.48	$0.55
Diluted Income per share	$0.23	$0.26	$0.47	$0.53

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT
 OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Shares	Amounts	Income	Capital	Earnings	Loss	Total

Balance at December 31, 2006	7,980,952	$45,726		$977	$15,792	$(505)	$61,990

Comprehensive income:
Net income			$4,075		4,075		4,075
Other comprehensive loss:

Unrealized holding losses on securities arising during the current period, net of tax effect of $455			(682)			(682)	(682)

Comprehensive income			$3,393

6% stock dividend	476,532	10,851			(10,851)		—
Cash in lieu of fractional shares					(13)		(13)
Stock-based compensation and related tax benefits		383					383
Stock options exercised, net of swapped shares	30,797	87					87
Stock repurchase and retirement	(120,348)	(2,438)					(2,438)

Balance at June 30, 2007	8,367,933	$54,609		$977	$9,003	$(1,187)	$63,402

See notes to unaudited condensed consolidated financial statements.

In the Company’s Form 10-K for the fiscal year ended December 31, 2006, a SFAS 158 transition adjustment in the amount of $(512), net of tax, was recognized as a component of the ending balance of Accumulated Other Comprehensive Income / (Loss).

This adjustment was misapplied as a component of Comprehensive Income.

The table below reflects the effects of the misapplication of this adjustment at December 31, 2006.

	As Reported	Misapplied	As Revised

Other Comprehensive Loss, Net of Tax	$(624)	$(512)	$(112)

Comprehensive income	$8,186	$(512)	$8,698

The Company will correct the Other Comprehensive Loss and Comprehensive Income presentations in the Form 10-K for the fiscal year ending December 31, 2007.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Six months ended June 30, 2007	Six months ended June 30, 2006
Operating Activities
Net Income	$4,075	$4,696
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	596	508
Provision (recovery of provision) for loan losses	260	(225)
Stock plan accruals	301	190
Tax benefit for stock options	82	307
Gains on sales of loans held-for-sale	(184)	(92)
Gains on sales of other real estate owned	(179)	(6)
Proceeds from sales of loans held-for-sale	22,350	15,936
Originations of loans held-for-sale	(25,949)	(16,499)
Increase in accrued interest receivable and other assets	(2,383)	(2,337)
Decrease in accrued interest payable and other liabilities	(1,601)	(1,256)
Net cash (used in) provided by operating activities	(2,632)	1,222

Investing Activities
Net increase in investment securities	(14,254)	(20,996)
Net increase in loans	(5,455)	(23,887)
Net (increase) decrease in other interest earning assets	(53)	92
Net (increase) decrease in other real estate owned	(546)	274
Purchases of premises and equipment, net	(663)	(315)
Net cash used in investing activities	(20,971)	(44,832)

Financing Activities
Net increase (decrease) in deposits	7,865	(5,317)
Net increase (decrease) in FHLB advances and other borrowings	208	(3,312)
Cash dividends paid	(13)	(15)
Stock options exercised	87	137
Tax benefit for stock options	(82)	(307)
Repurchase of stock	(2,438)	(2,963)
Net cash provided (used in) by financing activities	5,627	(11,777)

Net decrease in cash and cash equivalents	(17,976)	(55,387)
Cash and cash equivalents at beginning of period	98,001	122,692
Cash and cash equivalents at end of period	$80,025	$67,305

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,197	$4,025
Income Taxes	$2,952	$3,435

Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$10,851	$12,525

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 and December 31, 2006

1.	BASIS OF PRESENTATION

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

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007.  The implementation of Interpretation 48 did not require the Company to recognize any increase in the liability for unrecognized tax benefits.

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

Changes in the allowance for loan losses during the six-month periods ended June 30, 2007 and 2006 and for the year ended December 31, 2006 were as follows:
	(in thousands)

	Six months ended June 30,		Year ended December 31,
	2007	2006	2006
Balance, beginning of period	$8,361	$7,917	$7,917
Provision (recovery of provision) for loan losses	260	(225)	735
Loan charge-offs	(631)	(324)	(1,060)
Loan recoveries	394	555	769
Balance, end of period	$8,384	$7,923	$8,361

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the six months ended June 30, 2007 for cash proceeds equal to the fair value of the loans.

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

At June 30, 2007, the Company had $8,243,000 of mortgage loans held-for-sale.  At June 30, 2007 and December 31, 2006, the Company serviced real estate mortgage loans for others of $111,730,000 and $112,742,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2007 and December 31, 2006.
	(in thousands)
	December 31, 2006	Additions	Reductions	June 30, 2007

Mortgage servicing rights	$945	$98	$75	$968

There was no valuation allowance recorded for mortgage servicing rights as of June 30, 2007 and December 31, 2006.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2007 and 2006.

	(in thousands, except share and earnings per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$1,985	$2,294	$4,075	$4,696

Weighted average common shares outstanding	8,383,057	8,467,634	8,407,912	8,485,778
Basic EPS	$0.24	$0.27	$0.48	$0.55

Diluted earnings per share:
Net income	$1,985	$2,294	$4,075	$4,696

Weighted average common shares outstanding	8,383,057	8,467,634	8,407,912	8,485,778

Effect of dilutive options	226,437	305,403	249,269	315,167

Adjusted weighted average common shares outstanding	8,609,494	8,773,037	8,657,181	8,800,945
Diluted EPS	$0.23	$0.26	$0.47	$0.53

5.	STOCK PLANS

The following table presents the activity related to stock options and restricted stock for the three months ended June 30, 2007.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	585,600	$11.03

Granted	—	—

Cancelled / Forfeited	—	—

Exercised	(30,537)	$8.98	$277,484

Options outstanding at End of Period	555,063	$11.14	$4,075,856	5.84

Exercisable (vested) at End of Period	393,422	$8.72	$3,550,878	4.82

The following table presents the activity related to stock options and restricted stock for the six months ended June 30, 2007.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	549,000	$10.32

Granted	49,924	16.75

Cancelled / Forfeited	—	—

Exercised	(43,861)	$7.28	$518,405

Options outstanding at End of Period	555,063	$11.14	$4,075,856	5.84

Exercisable (vested) at End of Period	393,422	$8.72	$3,550,878	4.82

The weighted average fair value of options and restricted stock granted during the six-month period ended June 30, 2007 was $9.58 per share.

As of June 30, 2007, there was $727,209 of total unrecognized compensation related to non-vested stock options and restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.1 years.

As of June 30, 2007, there was $236,590 of recognized compensation related to non-vested stock options and restricted stock.

A summary of the weighted average assumptions used in valuing stock options during the three months and six months ended June 30, 2007 is presented below:

	Three Months Ended	Six Months Ended
	June 30, 2007*	June 30, 2007
Risk Free Interest Rate	—	4.67%

Expected Dividend Yield	—	0.0%

Expected Life in Years	—	4.18

Expected Price Volatility	—	26.03%

* There were no stock options or restricted stock granted during the three-month period ended June 30, 2007.

The Company has a 2000 Employee Stock Purchase Plan (“ESPP”).  Under the plan, the Company is authorized to issue to eligible employees shares of common stock. There are 265,000 (adjusted for the 2007 stock dividend) shares authorized under the Plan. The Plan will terminate February 27, 2017.  The Plan is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2006 to November 23, 2007.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period.

As of June 30, 2007, there was $63,261 of unrecognized compensation related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.5 years.

As of June 30, 2007, there was $64,367 of recognized compensation related to ESPP grants

The weighted average fair value at grant date is $6.08.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months and six months ended June 30, 2007 is presented below:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Risk Free Interest Rate	5.00%	5.00%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	22.97%	22.97%

6.	FIRST NORTHERN BANK – EXECUTIVE SALARY CONTINUATION PLAN

First Northern Bank has an unfunded noncontributory defined benefit pension plan provided in two forms to a select group of highly compensated employees.

Four executives have Salary Continuation Plans providing retirement benefits between $50,000 and $100,000 depending on responsibilities and tenure at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

The Supplemental Executive Retirement Plan is intended to provide a fixed annual benefit for 10 years plus 6 months for each full year of service over 10 years (limited to 180 months total) subsequent to retirement at age 65. Reduced benefits are payable as early as age 55 if the participant has at least 10 years of service. Two employees currently have Supplemental Executive Retirement Plan agreements. The agreements provide a target benefit of 2% (2.5% for the CEO) times years of service times final average compensation. Final average compensation is defined as three-year average salary plus seven-year average bonus. The target benefit is reduced by benefits from social security and First Northern Bank's profit sharing plan.  The maximum target benefit is 50% of final average compensation.

	Three months ended June 30,
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

Estimated Contributions for Fiscal 2007

For unfunded plans, contributions to the Executive Salary Continuation Plan are the benefit payments made to participants. At December 31, 2006 the Bank expected to make benefit payments of $54,144 in connection with the Executive Salary Continuation Plan during fiscal 2007.

7.	FIRST NORTHERN BANK – DIRECTORS’ RETIREMENT PLAN

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

Estimated Contributions for Fiscal 2007

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. At December 31, 2006 the Bank expected to make cash contributions of $15,000 to the Directors’ Retirement Plan during fiscal 2007.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the "safe harbor" created by those sections. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Report."  Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used, and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing fiscal challenges for the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations or governmental fiscal or monetary policies; (vi) competition in the banking industry; (vii) changes in demand for loan products and other bank products; (viii) changes in accounting standards; and (ix) other external developments which could materially impact the Company's operational and financial performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.  For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A. of Part II of this Report.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month and six-month periods ended June 30, 2007 and 2006 and should be read in conjunction with the Company's consolidated 2006 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2006, along with other financial information included in this Report.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this Report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire Report, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Significant results and developments during the second quarter and year-to-date 2007 include:

Year-to-date net income of $4.08 million, down 13.2% from the $4.70 million earned in the same fiscal period last year.

Diluted earnings per share for the six months ended June 30, 2007 of $0.47, down 11.3% from the $0.53 reported in the same period last year (all 2006 per share earnings have been adjusted for a 6% stock dividend paid March 30, 2007).

Net interest income, a primary measure of bank profitability, decreased in the six months ended June 30, 2007 by $0.7 million, or 3.9%, to $18.4 million from $19.1 million in the same six months of 2006.  Although we were able to grow our interest earning assets and thereby increase our interest income by $1.4 million, or 5.8% in the six-month period ended June 30, 2007, that increase was more than offset by an increase in interest expense of $2.1 million, or 51.7% in the six months ended June 30, 2007.  The increase in interest expense was primarily attributable to increases in volume of interest-bearing deposits and increases in interest paid on deposits in response to intense local competition for deposits and increases in market rates.

Provision for loan losses of $260,000 for the six-month period ended June 30, 2007 compared to a recovery of provision for loan losses from a prior period of $225,000 for the same period in 2006.

Provision for unfunded lending commitment losses of $10,000 for the six-month period ended June 30, 2007 compared to no provision for unfunded lending commitment losses for the same period in 2006.

Annualized Return on Average Assets for the six-month period ended June 30, 2007 of 1.18%, compared to 1.41% for the same period in 2006.

Annualized Return on Beginning Equity for the six-month period ended June 30, 2007 of 13.15%, compared to 16.53% for the same period in 2006.

Total assets at June 30, 2007 of $693.1 million, an increase of $40.6 million, or 6.2% from prior-year second quarter levels.

Total net loans at June 30, 2007 (including loans held-for-sale) increased $3.7 million, or 0.8%, to $489.0 million compared to June 30, 2006.

Total investment securities at June 30, 2007 increased $18.8 million, or 26.8%, to $88.9 million compared to June 30, 2006.

Total deposits of $611.5 million at June 30, 2007, an increase of $35.0 million or 6.1% compared to June 30, 2006.

Net income for the quarter of $1.99 million, down 13.1% from the $2.29 million earned in the second quarter of 2006.

Diluted earnings per share for the quarter of $0.23 compared to $0.26 per diluted share earned a year ago.

SUMMARY

The Company recorded net income of $1,985,000 for the three-month period ended June 30, 2007, representing a decrease of $309,000 or 13.5% from net income of $2,294,000 for the same period in 2006.

The Company recorded net income of $4,075,000 for the six-month period ended June 30, 2007, representing a decrease of $621,000 or 13.2% from net income of $4,696,000 for the same period in 2006.

The following table presents a summary of the results for the three-month and six-month periods ended June 30, 2007 and 2006.

	(in thousands, except earnings per share and percentage amounts)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

For the Period:

Net Income	$1,985	$2,294	$4,075	$4,696

Basic Earnings Per Share*	$0.24	$0.27	$0.48	$0.55

Diluted Earnings Per share*	$0.23	$0.26	$0.47	$0.53

Return on Average Assets	1.14%	1.39%	1.18%	1.41%

Net Income / Beginning Equity	12.81%	16.15%	13.15%	16.53%

At Period End:

Total Assets	$693,109	$652,534	$693,109	$652,534

Total Loans, Net (including loans held-for-sale)	$488,987	$485,268	$488,987	$485,268

Total Investment Securities	$88,889	$70,079	$88,889	$70,079

Total Deposits	$611,547	$576,464	$611,547	$576,464

Loan-To-Deposit Ratio	80.0%	84.2%	80.0%	84.2% %

*Adjusted for stock dividends

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	June 30, 2007			June 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$477,140	$10,379	8.72%	$480,263	$10,435	8.71%
Investment securities, taxable	55,449	684	4.95%	52,671	638	4.86%
Investment securities, non-taxable (2)	28,051	302	4.32%	12,085	143	4.75%
Federal funds sold	76,081	992	5.23%	53,872	651	4.85%
Other interest earning assets	2,134	31	5.83%	2,077	29	5.60%
Total interest-earning assets	638,855	12,388	7.78%	600,966	11,896	7.94%
Non-interest-earning assets:
Cash and due from banks	24,355			29,221
Premises and equipment, net	8,210			8,178
Other real estate owned	1,380			—
Accrued interest receivable and other assets	22,561			20,346
Total average assets	695,361			658,711

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	130,657	777	2.39%	88,222	263	1.20%
Savings and MMDA’s	184,474	1,143	2.49%	190,068	875	1.85%
Time, under $100,000	46,042	383	3.34%	50,710	333	2.63%
Time, $100,000 and over	73,424	795	4.34%	69,578	567	3.27%
FHLB advances and other borrowings	10,526	89	3.39%	10,959	82	3.00%
Total interest-bearing liabilities	445,123	3,187	2.87%	409,537	2,120	2.08%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	180,816			186,155
Accrued interest payable and other liabilities	6,577			5,172
Total liabilities	632,516			600,864
Total stockholders’ equity	62,845			57,847
Total average liabilities and stockholders’ equity	$695,361			$658,711
Net interest income and net interest margin (3)		$9,201	5.78%		$9,776	6.52%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $603 and $739 for the three months ended June 30, 2007 and 2006, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended			Six months ended
	June 30, 2007			June 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$477,584	$20,754	8.76%	$471,453	$20,119	8.61%
Investment securities, taxable	54,441	1,334	4.94%	48,567	1,170	4.86%
Investment securities, non-taxable (2)	26,927	580	4.34%	11,539	274	4.79%
Federal funds sold	71,583	1,852	5.22%	71,489	1,611	4.54%
Other interest earning assets	2,121	60	5.70%	2,106	53	5.07%
Total interest-earning assets	632,656	24,580	7.83%	605,154	23,227	7.74%
Non-interest-earning assets:
Cash and due from banks	25,770			30,589
Premises and equipment, net	8,228			8,216
Other real estate owned	1,315			115
Accrued interest receivable and other assets	22,084			19,951
Total average assets	690,053			664,025

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	126,988	1,513	2.40%	86,654	478	1.11%
Savings and MMDA’s	183,304	2,223	2.45%	192,721	1,658	1.73%
Time, under $100,000	46,716	764	3.30%	51,010	642	2.54%
Time, $100,000 and over	71,174	1,490	4.22%	68,549	1,065	3.13%
FHLB advances and other borrowings	10,463	166	3.20%	12,079	216	3.61%
Total interest-bearing liabilities	438,645	6,156	2.83%	411,013	4,059	1.99%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	182,116			190,009
Accrued interest payable and other liabilities	6,859			5,484
Total liabilities	627,620			606,506
Total stockholders’ equity	62,433			57,519
Total average liabilities and stockholders’ equity	$690,053			$664,025
Net interest income and net interest margin (3)		$18,424	5.87%		$19,168	6.39%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $1,247 and $1,431 for the six months ended June 30, 2007 and 2006, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $11,161,000 decrease in cash and due from banks, a $6,815,000 decrease in Federal funds sold, a $14,709,000 increase in investment securities available-for-sale, a $53,000 increase in other interest earning assets, a $5,195,000 increase in net loans held for investment, a $3,783,000 increase in loans held-for-sale, a $67,000 increase in premises and equipment, a $725,000 increase in other real estate owned and a $1,328,000 increase in accrued interest receivable and other assets from December 31, 2006 to June 30, 2007.   The decrease in cash and due from banks was substantially the result of a decrease in items in process of collection.  The decrease in Federal funds sold was largely due to decreases in cash and due from banks which was partially offset by increases in loans held for investment, investment securities available-for-sale, loans held-for-sale, other real estate owned and deposits.  The increase in investment securities available-for-sale was largely due to purchases of agency investment securities, tax exempt municipal investment securities and mortgage-backed investment securities.  The increase in net loans held for investment was due to increases in the following loan categories: commercial; agricultural; and equipment, which were partially offset by decreases in the following loan categories:  equipment leases; consumer; real estate; and real estate small business administration and real estate commercial and construction.  These fluctuations were due to changes in the demand for loan products by the Company’s borrowers.  The increase in loans held-for-sale was in real estate loans and was due, for the most part, to the origination of loans. The Company originated approximately $25,949,000 in residential mortgage loans during the first six months of 2007, which was offset by approximately $22,350,000 in loan sales during this period. The increase in other interest earning assets was due to an increase in Federal Home Loan Bank stock.  The increase in premises and equipment was due to an increase in furniture and equipment and computer hardware purchases and which was partially offset by increased depreciation. The increase in other real estate owned was due to the transfer of a real estate loan to OREO from loans held for investment.  The increase in accrued interest receivable and other assets was mainly due to an increase in loan and securities interest receivables, cash surrender value of bank owned life insurance and income taxes receivable, which was partially offset by a decrease in prepaid expenses.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed an increase in total deposits of $7,865,000 at June 30, 2007 compared to December 31, 2006.  The increase in deposits was due to higher interest-bearing transaction deposits, savings and money market deposits, and $100,000 and over time deposits, which was partially offset by lower demand deposits and under $100,000 time deposit totals. These fluctuations were due to interest rate and cyclical changes in deposit requirements of the Company’s depositors.  Federal Home Loan Bank advances (“FHLB advances”) and other borrowings increased $208,000 for the six months ended June 30, 2007 compared to the year ended December 31, 2006, with an increase in treasury tax and loan note payable combined with payments to the FHLB.  Other liabilities decreased $1,601,000 from December 31, 2006 to June 30, 2007.  The decrease in other liabilities was due to decreases in incentive compensation expenses, accrued profit sharing expenses, accrued interest expense and accrued taxes payable, which were partially offset by increases in, accrued retirement expense, deferred compensation expense, accrued vacation and salary expense and provision for unfunded lending commitment losses.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee did not change the federal funds rate during the twelve-month period ended June 30, 2007.

Interest income on loans for the six-month period ended June 30, 2007 was up 3.2% from the same period in 2006, increasing from $20,119,000 to $20,754,000 and was down 0.5% for the three-month period ended June 30, 2007 over the same period in 2006, from $10,435,000 to $10,379,000.  The increase in interest income on loans for the six-month period ended as compared to the same period a year ago was primarily due to an increase in average loans combined with a 16 basis point increase in loan yields. The decrease for the three-month period ended June 30, 2007 as compared to the same period a year ago was primarily due to a decrease in average loans.

Interest income on investment securities available-for-sale for the six-month period ended June 30, 2007 was up 32.6% from the same period in 2006, increasing from $1,444,000 to $1,914,000 and was up 26.3% for the three-month period ended June 30, 2007 over the same period in 2006, from $781,000 to $986,000.  The increase in interest income on investment securities for the six-month period ended as compared to the same period a year ago was primarily due to an increase in average investment securities combined with a 10 basis point increase in investment securities yields. This increase for the three-month period ended June 30, 2007 as compared to the same period a year ago was primarily due to an increase in average investment securities combined with a 10 basis point increase in investment securities yields.

Interest income on Federal Funds sold for the six-month period ended June 30, 2007 was up 15.0% from the same period in 2006, increasing from $1,611,000 to $1,852,000 and was up 52.4% for the three-month period ended June 30, 2007 over the same period in 2006, from $651,000 to $992,000.  The increase in interest income on Federal Funds for the six-month period ended as compared to the same period a year ago was primarily due to a 67 basis point increase in Fed Funds yields. The increase for the three-month period ended June 30, 2007 as compared to the same period a year ago was primarily due to an increase in average Federal Funds sold combined with a 38 basis point increase in Federal Funds yields.

Interest income on other interest-earning assets for the six-month period ended June 30, 2007 was up 13.2% from the same period in 2006, increasing from $53,000 to $60,000 and was up 6.9% for the three-month period ended June 30, 2007 over the same period in 2006, from $29,000 to $31,000.  This increase in interest income on other interest-earning assets for the six-month period ended as compared to the same period a year ago was primarily due to an increase in average other interest earning assets combined with a 63 basis point increase in other earning asset yields. The increase over the three-month period a year ago was primarily due to a 23 basis point increase in other interest earning assets yields, which was partially offset by a decrease in average other interest earning assets.

Interest Expense

There has been intense local competition for deposits and an increase in general market interest rates, which have increased the Company’s cost of funds in the first six months of 2007 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2007 was up 51.7% from the same period in 2006, increasing from $4,059,000 to $6,156,000, and was up 50.3% for the three-month period ended June 30, 2007 over the same period in 2006 from $2,120,000 to $3,187,000. The increase in interest expense during the six-month period ended June 30, 2007 was primarily due to an 84 basis point increase in the Company’s average cost of funds combined with an increase in average interest bearing liabilities. The increase in interest expense during the three-month period ended June 30, 2007 was primarily due to an 80 basis point increase in the Company’s average cost of funds combined with an increase in average interest bearing liabilities.

Provision for Loan Losses

There was a provision for loan losses of $260,000 for the six months period ended June 30, 2007 compared to a recovery of provision for loan losses of $225,000 for the same period in 2006.  The increase in the provision during the six-month period of 2007 was due to increased loans and the Company’s evaluation of the quality of the loan portfolio.  The allowance for loan losses was approximately $8,384,000 or 1.71% of total loans at June 30, 2007 compared to $8,361,000 or 1.73% of total loans at December 31, 2006.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

There was a provision for loan losses of $430,000 for the three-month period ended June 30, 2007 compared to a $350,000 provision for the same period in 2006.  The increase in the provision during the six-month period of 2007 was due to increased loans and the Company’s evaluation of the quality of the loan portfolio.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $10,000 for the six-month period ended June 30, 2007.  There was no provision for the same period in 2006.  The provision for unfunded lending commitment losses was due to an increase in unfunded lending commitments.

There was a recovery of provision for unfunded lending commitment losses of $40,000 for the three-month period ended June 30, 2007 compared to a recovery of provision of $100,000 for the same period in 2006.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 24.7% for the six-month period ended June 30, 2007 from the same period in 2006 increasing from $2,572,000 to $3,206,000.

This increase was primarily due to an increase in service charges on deposit accounts, gain on other real estate owned, fiduciary services income, gains on sales of loans, loan servicing income, ATM fees, signature based transaction fees and other miscellaneous income, which was partially offset by a decrease in mortgage brokerage income and investment brokerage services income. The increase in service charges on deposit accounts was due to an increase in overdraft fees.  The increase in gain on other real estate owned was due to the sale of a real estate property. The increase in fiduciary services income was due to an increase in the demand for those services.  The increase in gain on sales of loans was due to an increase in the origination and sale of loans compared to the same period in 2006.  The company sold approximately $22,350,000 in residential mortgage loans during the six-month period ended June 30, 2006.  The increase in loan servicing income was due to an increase in the booked income for the Company’s mortgage servicing asset.  The increase in ATM fees and signature based transaction fees was due to an increase in ATM and signature based transactions.  The increase in other miscellaneous income was due to an increase in safe deposit and bankcard fees and deferred compensation insurance earnings.  The decrease in mortgage brokerage fees was the result of a decrease in mortgage brokerage activity. The decrease in investment brokerage services income was due to a decrease in the demand for those services.

Other operating income was up 25.3% for the three-month period ended June 30, 2007 from the same period in 2006 increasing from $1,363,000 to $1,708,000.

This increase was primarily due to an increase in service charges on deposit accounts, gain on other real estate owned, fiduciary services income, gains on sales of loans, loan servicing income, ATM fees, and signature based transaction fees, which was partially offset by a decrease in mortgage brokerage income, investment brokerage services income and other miscellaneous income. The increase in service charges on deposit accounts was due to an increase in overdraft fees.  The increase in gain on other real estate owned was due to the sale of a real estate property. The increase in fiduciary services income was due to an increase in the demand for those services.  The increase in gain on sales of loans was due to an increase in the origination and sale of loans compared to the same period in 2006.  The increase in loan servicing income was due to an increase in the booked income for the Company’s mortgage servicing asset.  The increase in ATM fees and signature based transaction fees was due to an increase in ATM and signature based transactions.  The decrease in other miscellaneous income was due to a decrease in net letter of credit fees which was partially offset by an increase in deferred compensation insurance earnings, safe deposit and bankcard fees.  The decrease in mortgage brokerage fees was the result of a decrease in mortgage brokerage activity. The decrease in investment brokerage services income was due to a decrease in the demand for those services.

Other Operating Expenses

Total other operating expenses was up 4.2% for the six-month period ended June 30, 2007 from the same period in 2006, increasing from $14,468,000 to $15,073,000.

The principal reasons for the increase in other operating expenses in the six-month period ended June 30, 2007 were due to increases in the following:  occupancy and equipment expense; data processing; stationery and supplies; directors’ fees; other real estate owned and other miscellaneous operating expenses; which was partially offset by a decrease in salaries and benefits and advertising costs.  The increase in occupancy and equipment expense was due to increased depreciation expense associated with a branch closing, service contracts, utilities expense; property taxes and maintenance expense.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system.  The increase in stationery and supplies was due to an increase in supply usage.  The increase in directors’ fees was due to an increase in the number of committee meetings.  The increase in other real estate owned expense was due to the transfer of a real estate loan to OREO from loans held for investment. The decrease in salaries and benefits was due to decreases in the following:  payroll taxes; profit sharing expenses; provision for incentive compensation due to decreased profits; commissions paid; and welfare and recreations; which were partially offset by increases in merit salaries; deferred compensation interest expense; retirement compensation expense; group insurance; worker’s compensation expense and stock compensation expense.  The decrease in advertising costs was due to reduction in printed materials.

Total other operating expenses was up 4.0% for the three-month period ended June 30, 2007 from the same period in 2006, increasing from $7,141,000 to $7,427,000.

The principal reasons for the increase in other operating expenses in the three-month period ended June 30, 2007 were due to increases in the following:  occupancy and equipment expense; stationery and supplies; directors’ fees; other real estate owned and other miscellaneous operating expenses; which was partially offset by a decrease in salaries and benefits and advertising costs.  The increase in occupancy and equipment expense was due to increased depreciation expense associated with a branch closing, service contracts, utilities expense; property taxes and maintenance expense.  The increase in stationery and supplies was due to an increase in supply usage.  The increase in directors’ fees was due to an increase in the number of committee meetings.  The increase in other real estate owned expense was due to the transfer of a real estate loan to OREO from loans held for investment. The decrease in salaries and benefits was due to decreases in the following:  payroll taxes; profit sharing expenses; provision for incentive compensation due to decreased profits; commissions paid; and welfare and recreations; which were partially offset by increases in merit salaries; deferred compensation interest expense; retirement compensation expense; group insurance; worker’s compensation expense and stock compensation expense.  The decrease in advertising costs was due to reduction in printed materials.

The following table sets forth other miscellaneous operating expenses by category for the three-month and six-month periods ended June 30, 2007 and 2006.

	(in thousands)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Other miscellaneous operating expenses
(Recovery of) provision for unfunded lending commitments	$(40)	$(100)	$10	$—
Contributions	43	38	95	60
Legal fees	109	98	180	143
Accounting and audit fees	125	87	252	252
Consulting fees	117	133	213	230
Postage expense	92	96	177	188
Telephone expense	62	46	123	100
Public relations	123	78	201	148
Training expense	62	82	139	145
Loan origination expense	185	151	399	292
Computer software depreciation	55	63	111	129
Other miscellaneous expense	450	370	839	682

Total other miscellaneous operating expenses	$1,383	$1,142	$2,739	$2,369

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes.

In the six months ended June 30, 2007, the Company’s provision for income taxes decreased $579,000 from the same period last year, from $2,801,000 to $2,222,000.  The Company’s effective tax rate for the three months ended June 30, 2007 was 35.3%, compared to 37.4% for the same period in 2006.

In the three months ended June 30, 2007, the Company’s provision for income taxes decreased $287,000 from the same period last year, from $1,354,000 to $1,067,000.  The Company’s effective tax rate for the three months ended June 30, 2007 was 35.0% compared to 37.1% for the same period in 2006.

The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, and for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.
	(in thousands)

	June 30, 2007	December 31, 2006

Undisbursed loan commitments	$200,172	$198,200
Standby letters of credit	11,720	12,222
	$211,892	$210,422

The reserve for unfunded lending commitments amounted to $960,000 at June 30, 2007, up from $950,000 at December 31, 2006.  The increase was primarily related to increased undisbursed loan commitments.  The reserve for unfunded lending commitments is included in other liabilities.

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

Non-accrual loans amounted to $3,700,000 at June 30, 2007 and were comprised of three commercial loans totaling $606,000, two agricultural loans totaling $448,000 and eight real estate loans totaling $2,646,000.  At December 31, 2006, non-accrual loans amounted to $3,399,000 and were comprised of five commercial loans totaling $1,469,000, two agricultural loans totaling $620,000 and two real estate loans totaling 1,310,000. At June 30, 2006, non-accrual loans amounted to $2,657,000 and were comprised of five commercial loans totaling $1,371,000, three agricultural loans totaling $925,000 and two real estate loans totaling $361,000.  The increase in non-accrual loans at June 30, 2007 from the balance at December 31, 2006 was due to the addition of seven real estate loans to non-accrual, which was partially offset by payments received on four commercial loans, two agricultural loans and one real estate combined with a transfer of a real estate loan to OREO.  The Company’s management believes that nearly $3,599,000 of the non-accrual loans at June 30, 2007 were adequately collateralized or guaranteed by a governmental entity, and the remaining $101,000 may have some potential loss which management believes is sufficiently covered by the Company’s existing loan loss allowance. See “Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing at June 30, 2007.  Such loans amounted to $37,000 at December 31, 2006 and $289,000 at June 30, 2006.

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

OREO amounted to $1,100,000 at June 30, 2007 and $375,000 at December 31, 2006.  The Company had no OREO properties at June 30, 2006.

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

The following table summarizes the loan loss experience of the Company for the six-month periods ended June 30, 2007 and 2006, and for the year ended December 31, 2006.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2007	2006	2006

Balance at beginning of period	$8,361	$7,917	$7,917
Provision (recovery of provision) for loan losses	260	(225)	735
Loans charged-off:
Commercial	(181)	(154)	(572)
Agriculture	—	—	(57)
Real estate mortgage	(120)	—	—
Installment loans to individuals	(330)	(170)	(431)

Total charged-off	(631)	(324)	(1,060)

Recoveries:
Commercial	101	480	561
Agriculture	150	—	—
Installment loans to individuals	143	75	208

Total recoveries	394	555	769

Net (charge-offs) recoveries	(237)	231	(291)

Balance at end of period	$8,384	$7,923	$8,361

Ratio of net (charge-offs) recoveries
To average loans outstanding during the period	(0.05%)	0.05%	(0.06%)
Allowance for loan losses
To total loans at the end of the period	1.71%	1.62%	1.73%
To non-performing loans at the end of the period	226.59%	268.94%	243.34%

Non-performing loans totaled $3,700,000, $2,946,000 and $3,436,000 at June 30, 2007 and 2006 and December 31, 2006, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2007, the Company had the following deposit mix: 28.8% in savings and MMDA deposits, 19.2% in time deposits, 22.2% in interest-bearing transaction deposits and 29.8% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2007 and December 31, 2006 are summarized as follows:

	(in thousands)
	June 30, 2007	December 31, 2006
Three months or less	$22,903	$28,729
Over three to twelve months	43,661	32,355
Over twelve months	5,504	5,215
Total	$72,068	$66,299

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios with the most common being the ratio of net loans to deposits (including loans held-for-sale). This ratio was 80.0% on June 30, 2007. In addition, on June 30, 2007, the Company had the following short-term investments: $55,655,000 in Federal funds sold; $15,989,000 in securities due within one year; and $30,364,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $25,700,000; additionally the Company has a line of credit with the Federal Home Loan Bank, on which the current borrowing capacity is $85,780,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2007, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of June 30, 2007.

	(amounts in thousands except percentage amounts)
	Actual
	Capital	Ratio	Well Capitalized Ratio Requirement	Minimum Capital
Leverage	$63,827	9.16%	5.0%	4.0%
Tier 1 Risk-Based	$63,827	10.99%	6.0%	4.0%
Total Risk-Based	$71,114	12.24%	10.0%	8.0%

Return on Equity and Assets

	Six months ended June 30, 2007	Six months ended June 30, 2006	Year ended December 31, 2006
Annualized return on average assets	1.18%	1.41%	1.32%

Annualized return on beginning equity	13.15%	16.53%	15.51%

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2007, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which are incorporated by reference herein.

ITEM 4.
CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On June 22, 2007, the Company approved a new stock repurchase program effective June 22, 2007 to replace the Company’s previous stock repurchase plan that commenced May,1, 2006.  The new stock repurchase program, which will remain in effect until June 21, 2009, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  The Company repurchased 60,631 shares of the Company’s outstanding common stock during the second quarter ended June 30, 2007.

The Company made the following purchases of its common stock during the quarter ended June 30, 2007:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2007	19,443	$18.28	19,443	49,652
May 1 – May 31, 2007	13,821	$18.19	13,821	54,863
June 1 – June 21, 2007	27,367	$18.50	27,367	37,022
June 22 – June 30, 2007	—	—	—	335,046
Total	60,631	$18.36	60,631	335,046

A 6% stock dividend was declared on January 25, 2007 with a record date of February 28, 2007 and is reflected in the number of shares purchased and average prices paid per share.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company held its annual meeting of shareholders (the “Annual Meeting”) on May 15, 2007.

(b)
Proxies for the Annual Meeting were solicited pursuant to the rules set forth in Regulation 14A promulgated under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directors as listed in the Company’s proxy statement for the Annual Meeting, and all of such nominees were elected.

(c)           The vote for the nominated directors was as follows:

Nominee	For	Withheld
Lori J. Aldrete	6,160,863	16,338
Frank J. Andrews, Jr.	6,080,528	96,673
John M. Carbahal	6,153,219	23,982
Gregory DuPratt	6,160,863	16,338
John F. Hamel	6,123,645	53,556
Diane P. Hamlyn	6,160,863	16,338
Foy S. McNaughton	6,160,863	16,338
Owen J. Onsum	6,155,914	21,287
David W. Schulze	6,160,863	16,338
Andrew Wallace	6,160,863	16,338

The vote for ratifying the appointment of Moss Adams LLP as the Company’s independent auditors was as follows:

For	6,148,479
Against	-0-
Abstain	28,723
Broker Non-Vote	-0-

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date: August 8, 2007	by	/s/ Louise A. Walker
Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)