Form 10-Q
period 2007-11-08
FIRST NORTHERN COMMUNITY BANCORP
filed 2007-11-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

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

The number of shares of Common Stock outstanding as of November 1, 2007 was 8,254,194.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.
CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(UNAUDITED)
	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$52,007	$35,531
Federal funds sold	4,815	62,470
Investment securities – available-for-sale	89,377	74,180
Loans, net of allowance for loan losses of
$9,153 at September 30, 2007 and $8,361 at December 31, 2006	508,742	475,549
Loans held-for-sale	1,618	4,460
Stock in Federal Home Loan Bank and other equity securities, at cost	2,172	2,093
Premises and equipment, net	7,929	8,060
Other Real Estate Owned	252	375
Accrued interest receivable and other assets	23,421	22,507
TOTAL ASSETS	$690,333	$685,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Deposits
Demand deposits	$192,949	$197,498
Interest-bearing transaction deposits	130,745	117,620
Savings and MMDA's	169,405	175,128
Time, under $100,000	44,591	47,137
Time, $100,000 and over	70,130	66,299
Total deposits	607,820	603,682
FHLB Advances and other borrowings	10,678	10,981
Accrued interest payable and other liabilities	7,773	8,572
TOTAL LIABILITIES	626,271	623,235

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized;
8,250,828 shares issued and outstanding at September 30, 2007 and 7,980,952 shares issued and outstanding at December 31, 2006	52,644	45,726
Additional paid in capital	977	977
Retained earnings	11,022	15,792
Accumulated other comprehensive loss	(581)	(505)
TOTAL STOCKHOLDERS' EQUITY	64,062	61,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$690,333	$685,225

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest and Dividend Income
Loans	$10,681	$11,070	$31,435	$31,189
Federal funds sold	384	506	2,236	2,117
Due from interest bearing	116	—	116	—
Investment securities
Taxable	779	644	2,113	1,814
Non-taxable	335	162	915	436
Other earning assets	26	26	86	79
Total interest and dividend income	12,321	12,408	36,901	35,635

Interest Expense
Deposits	2,930	2,483	8,920	6,326
Other borrowings	81	68	247	284
Total interest expense	3,011	2,551	9,167	6,610
Net interest income	9,310	9,857	27,734	29,025
Provision for loan losses	990	810	1,250	585

Net interest income after provision for loan losses	8,320	9,047	26,484	28,440

Other operating income
Service charges on deposit accounts	903	749	2,512	2,050
Gains on sales of other real estate owned	174	—	353	6
Gains on sales of loans held-for-sale	6	100	190	192
Investment and brokerage services income	37	61	141	173
Mortgage brokerage income	13	101	90	310
Loan servicing income	66	49	232	193
Fiduciary activities income	65	39	210	114
ATM fees	77	70	216	203
Signature based transaction fees	134	102	377	272
Gains on available for sale securities	146	—	146	—
Other income	179	175	539	505
Total other operating income	1,800	1,446	5,006	4,018

Other operating expenses
Salaries and employee benefits	4,373	4,347	13,183	13,237
Occupancy and equipment	834	983	2,731	2,723
Data processing	424	368	1,217	1,082
Stationery and supplies	119	135	406	375
Advertising	212	162	641	611
Directors’ fees	49	42	149	108
Other real estate owned expense	9	—	27	—
Other expense	1,170	1,213	3,909	3,582
Total other operating expenses	7,190	7,250	22,263	21,718

Income before income tax expense	2,930	3,243	9,227	10,740
Provision for income taxes	911	1,195	3,133	3,996

Net income	$2,019	$2,048	$6,094	$6,744

Basic Income per share	$0.24	$0.24	$0.73	$0.80
Diluted Income per share	$0.24	$0.23	$0.71	$0.77

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT
 OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Shares	Amounts	Income	Capital	Earnings	Loss	Total

Balance at December 31, 2006	7,980,952	$45,726		$977	$15,792	$(505)	$61,990

Comprehensive income:
Net income			$6,094		6,094		6,094
Other comprehensive loss:

Unrealized holding losses on securities arising during the current period, net of tax effect of $109			(164)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $58			88
Total other comprehensive loss, net of tax effect of $51			(76)			(76)	(76)

Comprehensive income			$6,018

6% stock dividend	476,532	10,851			(10,851)		—
Cash in lieu of fractional shares					(13)		(13)
Stock-based compensation and related tax benefits		508					508
Stock options exercised, net of swapped shares	34,136	101					101
Stock repurchase and retirement	(240,792)	(4,542)					(4,542)

Balance at September 30, 2007	8,250,828	$52,644		$977	$11,022	$(581)	$64,062

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

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Operating Activities
Net Income	$6,094	$6,744
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	853	780
Provision for loan losses	1,250	585
Stock plan accruals	426	292
Tax benefit for stock options	82	307
Gains on available for sale securities	(146)	—
Gains on sales of other real estate owned	(353)	(6)
Gains on sales of loans held-for-sale	(190)	(192)
Proceeds from sales of loans held-for-sale	33,447	28,897
Originations of loans held-for-sale	(30,415)	(28,894)
Increase in accrued interest receivable and other assets	(959)	(1,956)
Decrease in accrued interest payable and other liabilities	(799)	(171)
Net cash provided by operating activities	9,290	6,386

Investing Activities
Net increase in investment securities	(15,000)	(21,532)
Net increase in loans	(34,443)	(30,299)
Net (increase) decrease in other interest earning assets	(79)	16
Net decrease in other real estate owned	476	274
Purchases of premises and equipment, net	(722)	(562)
Net cash used in investing activities	(49,768)	(52,103)

Financing Activities
Net increase (decrease) in deposits	4,138	(4,362)
Net decrease in FHLB advances and other borrowings	(303)	(4,091)
Cash dividends paid	(13)	(15)
Stock options exercised	101	138
Tax benefit for stock options	(82)	(307)
Repurchase of stock	(4,542)	(3,437)
Net cash used in financing activities	(701)	(12,074)

Net decrease in cash and cash equivalents	(41,179)	(57,791)
Cash and cash equivalents at beginning of period	98,001	122,692
Cash and cash equivalents at end of period	$56,822	$64,901

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,188	$6,524
Income Taxes	$3,322	$4,615

Supplemental disclosures of non-cash investing and financing activities:
Transfer of loans held-for-sale to loans held-for-investment	$2,892	—
Stock dividend distributed	$10,851	$12,525

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 and December 31, 2006

1.	BASIS OF PRESENTATION

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

Changes in the allowance for loan losses during the nine-month periods ended September 30, 2007 and 2006 and for the year ended December 31, 2006 were as follows:
	(in thousands)

	Nine months ended September 30,		Year ended December 31,
	2007	2006	2006
Balance, beginning of period	$8,361	$7,917	$7,917
Provision for loan losses	1,250	585	735
Loan charge-offs	(970)	(717)	(1,060)
Loan recoveries	512	615	769
Balance, end of period	$9,153	$8,400	$8,361

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the nine months ended September 30, 2007 for cash proceeds equal to the fair value of the loans.

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

At September 30, 2007, the Company had $1,618,000 of mortgage loans held-for-sale.  At September 30, 2007 and December 31, 2006, the Company serviced real estate mortgage loans for others of $115,166,000 and $112,742,000, respectively.

In September 2007, the Bank transferred $2,892,000 in loans that it was originally intending to sell from its loans held-for-sale portfolio to its loans held-for-investment portfolio after it could find no buyers for these loans in the secondary markets.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2007 and December 31, 2006.
	(in thousands)
	December 31, 2006	Additions	Reductions	September 30, 2007

Mortgage servicing rights	$945	$129	$112	$962

There was no valuation allowance recorded for mortgage servicing rights as of September 30, 2007 and December 31, 2006.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2007 and 2006.

	(in thousands, except share and earnings per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$2,019	$2,048	$6,094	$6,744

Weighted average common shares outstanding	8,306,870	8,454,806	8,374,380	8,475,454
Basic EPS	$0.24	$0.24	$0.73	$0.80

Diluted earnings per share:
Net income	$2,019	$2,048	$6,094	$6,744

Weighted average common shares outstanding	8,306,870	8,454,806	8,374,380	8,475,454

Effect of dilutive options	207,206	278,327	245,452	305,732

Adjusted weighted average common shares outstanding	8,514,076	8,733,133	8,619,832	8,781,186
Diluted EPS	$0.24	$0.23	$0.71	$0.77

5.	STOCK PLANS

The following table presents the activity related to stock options and restricted stock for the three months ended September 30, 2007.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	555,063	$11.14

Granted	—	—

Cancelled / Forfeited	—	—

Exercised	(3,339)	$4.03	$47,153

Options outstanding at End of Period	551,724	$11.18	$4,499,070	5.61

Exercisable (vested) at End of Period	391,488	$8.81	$3,897,935	4.61

The following table presents the activity related to stock options and restricted stock for the nine months ended September 30, 2007.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	549,000	$10.32

Granted	49,924	16.75

Cancelled / Forfeited	—	—

Exercised	(47,200)	$7.05	$565,558

Options outstanding at End of Period	551,724	$11.18	$4,499,070	5.61

Exercisable (vested) at End of Period	391,488	$8.81	$3,897,935	4.61

The weighted average fair value of options and restricted stock granted during the nine-month period ended September 30, 2007 was $9.58 per share.

As of September 30, 2007, there was $637,209 of total unrecognized compensation related to non-vested stock options and restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 1.8 years.

There was $326,590 of recognized compensation related to non-vested stock options and restricted stock for the nine-month period ended September 30, 2007.

A summary of the weighted average assumptions used in valuing stock options during the three months and nine months ended September 30, 2007 is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2007*	September 30, 2007
Risk Free Interest Rate	—	4.67%

Expected Dividend Yield	—	0.0%

Expected Life in Years	—	4.18

Expected Price Volatility	—	26.03%

* There were no stock options or restricted stock granted during the three-month period ended September 30, 2007.

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

As of September 30, 2007, there was $28,461 of unrecognized compensation related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $99,167 of recognized compensation related to ESPP grants for the nine-month period ended September 30, 2007.

The weighted average fair value at grant date is $6.08.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months and nine months ended September 30, 2007 is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Risk Free Interest Rate	5.00%	5.00%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	22.97%	22.97%

6.	FIRST NORTHERN BANK – EXECUTIVE SALARY CONTINUATION PLAN

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

	Three months ended September 30,
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

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month and nine-month periods ended September 30, 2007 and 2006 and should be read in conjunction with the Company's consolidated 2006 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2006, along with other financial information included in this Report.

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

Significant results and developments during the third quarter and year-to-date 2007 include:

Year-to-date net income of $6.09 million, down 9.6% from the $6.74 million earned in the same fiscal period last year.

Diluted earnings per share for the nine months ended September 30, 2007 of $0.71, down 8.0% from the $0.77 reported in the same period last year (all 2006 per share earnings have been adjusted for a 6% stock dividend paid March 30, 2007).

Net interest income, a primary measure of bank profitability, decreased in the nine months ended September 30, 2007 by $1.3 million, or 4.5%, to $27.7 million from $29.0 million in the same nine months of 2006.  Although the Company was able to grow its interest earning assets and thereby increase its interest income by $1.3 million, or 3.6% in the nine-month period ended September 30, 2007, that increase was more than offset by an increase in interest expense of $2.6 million, or 38.7% in the nine months ended September 30, 2007.  The increase in interest expense was primarily attributable to increases in volume of interest-bearing deposits and increases in interest paid on deposits in response to intense local competition for deposits and increases in market rates.

Provision for loan losses of $1,250,000 for the nine-month period ended September 30, 2007 compared to a provision for loan losses from of $585,000 for the same period in 2006.

Provision for unfunded lending commitment losses of $110,000 for the nine-month period ended September 30, 2007 compared to a recovery of provision for unfunded lending commitment losses from a prior period of $61,000 for the same period in 2006.

Annualized Return on Average Assets for the nine-month period ended September 30, 2007 of 1.18%, compared to 1.36% for the same period in 2006.

Annualized Return on Beginning Equity for the nine-month period ended September 30, 2007 of 13.11%, compared to 15.83% for the same period in 2006.

Total assets at September 30, 2007 of $690.3 million, an increase of $34.5 million, or 5.3% from prior-year third quarter levels.

Total net loans at September 30, 2007 (including loans held-for-sale) increased $20.0 million, or 4.1%, to $510.4 million compared to September 30, 2006.

Total investment securities at September 30, 2007 increased $18.9 million, or 26.9%, to $89.4 million compared to September 30, 2006.

Total deposits of $607.8 million at September 30, 2007, an increase of $30.4 million or 5.3% compared to September 30, 2006.

Net income for the quarter of $2.02 million, down 1.4% from the $2.05 million earned in the third quarter of 2006.

Diluted earnings per share for the quarter of $0.24 compared to $0.23 per diluted share earned a year ago.

SUMMARY

The Company recorded net income of $2,019,000 for the three-month period ended September 30, 2007, representing a decrease of $29,000 or 1.4% from net income of $2,048,000 for the same period in 2006.

The Company recorded net income of $6,094,000 for the nine-month period ended September 30, 2007, representing a decrease of $650,000 or 9.6% from net income of $6,744,000 for the same period in 2006.

The following table presents a summary of the results for the three-month and nine-month periods ended September 30, 2007 and 2006.

		(in thousands, except earnings per share and percentage amounts)

.		Three months	Three months	Nine months	Nine months
		ended	ended	ended	ended
		September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

	For the Period:

	Net Income	$2,019	$2,048	$6,094	$6,744

	Basic Earnings Per Share*	$0.24	$0.24	$0.73	$0.80

	Diluted Earnings Per share*	$0.24	$0.23	$0.71	$0.77

	Return on Average Assets	1.16%	1.25%	1.18%	1.36%

	Net Income / Beginning Equity	13.03%	14.42%	13.11%	15.83%

	At Period End:

	Total Assets	$690,333	$655,817	$690,333	$655,817

	Total Loans, Net (including loans held-for-sale)	$510,360	$490,404	$510,360	$490,404

	Total Investment Securities	$89,377	$70,461	$89,377	$70,461

	Total Deposits	$607,820	$577,419	$607,820	$577,419

	Loan-To-Deposit Ratio	84.0%	84.9%	84.0%	84.9% %

	*Adjusted for stock dividends

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	September 30, 2007			September 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$501,560	$10,681	8.45%	$489,094	$11,070	8.98%
Federal funds sold	29,187	384	5.22%	37,982	506	5.29%
Interest bearing due from banks	7,532	116	6.11%	—	—	—
Investment securities, taxable	61,819	779	5.00%	53,816	644	4.75%
Investment securities, non-taxable (2)	31,061	335	4.28%	14,098	162	4.56%
Other interest earning assets	2,159	26	4.78%	2,054	26	5.02%
Total interest-earning assets	633,318	12,321	7.72%	597,044	12,408	8.25%
Non-interest-earning assets:
Cash and due from banks	28,348			29,401
Premises and equipment, net	8,068			8,147
Other real estate owned	56			—
Accrued interest receivable and other assets	22,540			21,217
Total average assets	693,330			655,809

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	135,061	772	2.27%	96,590	473	1.94%
Savings and MMDA’s	174,348	1,003	2.28%	187,583	1,046	2.21%
Time, under $100,000	45,394	384	3.36%	49,301	356	2.86%
Time, $100,000 and over	70,468	772	4.35%	66,196	608	3.64%
FHLB advances and other borrowings	10,626	80	2.99%	10,601	68	2.54%
Total interest-bearing liabilities	435,897	3,011	2.74%	410,271	2,551	2.47%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	186,703			179,716
Accrued interest payable and other liabilities	7,591			6,226
Total liabilities	630,191			596,213
Total stockholders’ equity	63,139			59,596
Total average liabilities and stockholders’ equity	$693,330			$655,809
Net interest income and net interest margin (3)		$9,310	5.83%		$9,857	6.55%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $521 and $741 for the three months ended September 30, 2007 and 2006, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended			Nine months ended
	September 30, 2007			September 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$485,664	$31,435	8.65%	$477,398	$31,189	8.73%
Federal funds sold	57,295	2,236	5.22%	60,197	2,117	4.70%
Interest bearing due from banks	2,538	116	6.11%	—	—
Investment securities, taxable	56,928	2,113	4.96%	50,335	1,814	4.82%
Investment securities, non-taxable (2)	28,320	915	4.32%	12,402	436	4.70%
Other interest earning assets	2,133	86	5.39%	2,088	79	5.06%
Total interest-earning assets	632,878	36,901	7.80%	602,420	35,635	7.91%
Non-interest-earning assets:
Cash and due from banks	26,639			30,189
Premises and equipment, net	8,174			8,193
Other real estate owned	891			76
Accrued interest receivable and other assets	22,575			20,378
Total average assets	691,157			661,256

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	129,708	2,286	2.36%	90,003	951	1.41%
Savings and MMDA’s	180,286	3,225	2.39%	190,990	2,704	1.89%
Time, under $100,000	46,270	1,148	3.32%	50,434	998	2.65%
Time, $100,000 and over	70,936	2,261	4.26%	67,756	1,673	3.30%
FHLB advances and other borrowings	10,518	247	3.14%	11,581	284	3.28%
Total interest-bearing liabilities	437,718	9,167	2.80%	410,764	6,610	2.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	183,662			186,540
Accrued interest payable and other liabilities	7,106			5,730
Total liabilities	628,486			603,034
Total stockholders’ equity	62,671			58,222
Total average liabilities and stockholders’ equity	$691,157			$661,256
Net interest income and net interest margin (3)		$27,734	5.86%		$29,025	6.44%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $1,767 and $2,171 for the nine months ended September 30, 2007 and 2006 respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed a $16,476,000 increase in cash and due from banks, a $57,655,000 decrease in Federal funds sold, a $15,197,000 increase in investment securities available-for-sale, a $79,000 increase in other interest earning assets, a $33,193,000 increase in net loans held for investment, a $2,842,000 decrease in loans held-for-sale, a $131,000 decrease in premises and equipment, a $123,000 decrease in other real estate owned and a $914,000 increase in accrued interest receivable and other assets from December 31, 2006 to September 30, 2007.   The increase in cash and due from banks was substantially the result of an increase in items in process of collection combined with an increase in interest bearing due from accounts.  The decrease in Federal funds sold was largely due to increases in cash and due from banks, loans held for investment and investment securities available-for-sale, which was partially offset by an increase in deposits.  The increase in investment securities available-for-sale was largely due to purchases of agency investment securities, tax exempt municipal investment securities and mortgage-backed investment securities.  The increase in net loans held for investment was due to increases in the following loan categories: commercial; agricultural; equipment; and real estate commercial and construction, which were partially offset by decreases in the following loan categories:  equipment leases; and real estate small business administration.  These fluctuations were due to changes in the demand for loan products by the Company’s borrowers.  The decrease in loans held-for-sale was in real estate loans and was due, for the most part, to a decrease in the origination of loans. The Company originated approximately $30,415,000 in residential mortgage loans during the first nine months of 2007, which was offset by approximately $33,447,000 in loan sales during this period. The increase in other interest earning assets was due to an increase in Federal Home Loan Bank stock.  The decrease in premises and equipment was due to increased depreciation which was partially offset by an increase in computer hardware purchases. The decrease in other real estate owned was due to the sale of an OREO property which was partially offset by the transfer of a real estate loan to OREO from loans held for investment.  The increase in accrued interest receivable and other assets was mainly due to an increase in loan interest receivables, cash surrender value of bank owned life insurance and income taxes receivable, which was partially offset by decreases in prepaid expenses and securities interest receivables.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets showed an increase in total deposits of $4,138,000 at September 30, 2007 compared to December 31, 2006.  The increase in deposits was due to higher interest-bearing transaction deposits, and $100,000 and over time deposits, which was partially offset by lower demand deposits, savings and money market deposits  and under $100,000 time deposit totals. These fluctuations were due to interest rate and cyclical changes in deposit requirements of the Company’s depositors.  Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $303,000 for the nine months ended September 30, 2007 compared to the year ended December 31, 2006, with a decrease in treasury tax and loan note payable combined with payments to the FHLB.  Other liabilities decreased $799,000 from December 31, 2006 to September 30, 2007.  The decrease in other liabilities was due to decreases in incentive compensation expenses, accrued profit sharing expenses, accrued interest expense and accrued taxes payable, which were partially offset by increases in, accrued retirement expense, deferred compensation expense, accrued vacation and salary expense and provision for unfunded lending commitment losses.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee decreased the Federal Funds rate by 50 basis points during the twelve-month period ended September 30, 2007.

Interest income on loans for the nine-month period ended September 30, 2007 was up 0.8% from the same period in 2006, increasing from $31,189,000 to $31,435,000 and was down 3.5% for the three-month period ended September 30, 2007 over the same period in 2006, from $11,070,000 to $10,681,000.  The increase in interest income on loans for the nine-month period ended as compared to the same period a year ago was primarily due to an increase in average loans combined with an 8 basis point decrease in loan yields. The decrease for the three-month period ended September 30, 2007 as compared to the same period a year ago was primarily due to a 53 basis point decrease in loan yields, which was partially offset by an increase in average loans.

Interest income on investment securities available-for-sale for the nine-month period ended September 30, 2007 was up 34.6% from the same period in 2006, increasing from $2,250,000 to $3,028,000 and was up 26.3% for the three-month period ended September 30, 2007 over the same period in 2006, from $806,000 to $1,114,000.  The increase in interest income on investment securities for the nine-month period ended as compared to the same period a year ago was primarily due to an increase in average investment securities combined with a 5 basis point increase in investment securities yields. This increase for the three-month period ended September 30, 2007 as compared to the same period a year ago was primarily due to an increase in average investment securities combined with a 5 basis point increase in investment securities yields.

Interest income on Federal Funds sold for the nine-month period ended September 30, 2007 was up 5.6% from the same period in 2006, increasing from $2,117,000 to $2,236,000 and was down 24.1% for the three-month period ended September 30, 2007 over the same period in 2006, from $506,000 to $384,000.  The increase in interest income on Federal Funds for the nine-month period ended as compared to the same period a year ago was primarily due to a 52 basis point increase in Federal Funds yields, which was partially offset by a decrease in average Federal Funds sold. The decrease for the three-month period ended September 30, 2007 as compared to the same period a year ago was primarily due to a decrease in average Federal Funds sold combined with a 7 basis point decrease in Federal Funds yields.

Interest income on other interest-earning assets for the nine-month period ended September 30, 2007 was up 8.9% from the same period in 2006, increasing from $79,000 to $86,000 and there was no change for the three-month period ended September 30, 2007 over the same period in 2006.  The increase in interest income on other interest-earning assets for the nine-month period ended as compared to the same period a year ago was primarily due to an increase in average other interest earning assets combined with a 33 basis point increase in other earning asset yields.

Interest income on interest bearing due from banks for the nine-month period ended September 30, 2007 was $116,000 and was $116,000 for the three-month period ended September 30, 2007. There was no interest bearing due from accounts for the three-month and nine-month periods ending September 30, 2006.

Interest Expense

There has been intense local competition for deposits and an increase in general market interest rates, which have increased the Company’s cost of funds in the first nine months of 2007 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2007 was up 38.7% from the same period in 2006, increasing from $6,610,000 to $9,167,000, and was up 18.0% for the three-month period ended September 30, 2007 over the same period in 2006 from $2,551,000 to $3,011,000. The increase in interest expense during the nine-month period ended September 30, 2007 was primarily due to a 65 basis point increase in the Company’s average cost of funds combined with an increase in average interest bearing liabilities. The increase in interest expense during the three-month period ended September 30, 2007 was primarily due to a 27 basis point increase in the Company’s average cost of funds combined with an increase in average interest bearing liabilities.

Provision for Loan Losses

There was a provision for loan losses of $1,250,000 for the nine months period ended September 30, 2007 compared to a provision of $585,000 for the same period in 2006.  The increase in the provision during the nine-month period of 2007 was due to increased loans and the Company’s evaluation of the quality of the loan portfolio.  The allowance for loan losses was approximately $9,153,000 or 1.77% of total loans at September 30, 2007 compared to $8,361,000 or 1.73% of total loans at December 31, 2006.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

There was a provision for loan losses of $990,000 for the three-month period ended September 30, 2007 compared to a $810,000 provision for the same period in 2006.  The increase in the provision during the three-month period of 2007 was due to increased loans and the Company’s evaluation of the quality of the loan portfolio.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $110,000 for the nine-month period ended September 30, 2007 compared to a recovery of provision of $61,000 for the same period in 2006.  The provision for unfunded lending commitment losses was due to an increase in unfunded lending commitments.

There was a provision for unfunded lending commitment losses of $100,000 for the three-month period ended September 30, 2007 compared to a recovery of provision of $61,000 for the same period in 2006.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 24.6% for the nine-month period ended September 30, 2007 from the same period in 2006 increasing from $4,018,000 to $5,006,000.

This increase was primarily due to an increase in service charges on deposit accounts, gain on other real estate owned, gains on available for sale securities, fiduciary services income, loan servicing income, ATM fees, signature based transaction fees and other miscellaneous income, which was partially offset by a decrease in mortgage brokerage income and investment brokerage services income. The increase in service charges on deposit accounts was due to an increase in overdraft fees.  The increase in gain on other real estate owned was due to the sale of a real estate property. The increase in fiduciary services income was due to an increase in the demand for those services.  The increase in loan servicing income was due to an increase in the booked income for the Company’s mortgage servicing asset.  The increase in ATM fees and signature based transaction fees was due to an increase in ATM and signature based transactions.  The increase in gains on available for sale securities was due the sale of securities during the third quarter of 2007.  The increase in other miscellaneous income was due to an increase in deferred compensation insurance earnings.  The decrease in mortgage brokerage fees was the result of a decrease in mortgage brokerage activity. The decrease in investment brokerage services income was due to a decrease in the demand for those services.

Other operating income was up 24.4% for the three-month period ended September 30, 2007 from the same period in 2006 increasing from $1,446,000 to $1,800,000.

This increase was primarily due to an increase in gain on other real estate owned, service charges on deposit accounts, gains on available for sale securities, fiduciary services income, loan servicing income, ATM fees, and signature based transaction fees, which was partially offset by a decrease in gains on sales of loans, mortgage brokerage income and investment brokerage services income.  The increase in gain on other real estate owned was due to the sale of a real estate property. The increase in service charges on deposit accounts was due to an increase in overdraft fees and wire transfer fees.  The increase in gains on available for sale securities was due the sale of securities during the third quarter of 2007.  The increase in fiduciary services income was due to an increase in the demand for those services.  The increase in loan servicing income was due to an increase in the booked income for the Company’s mortgage servicing asset.  The increase in ATM fees and signature based transaction fees was due to an increase in ATM and signature based transactions.  The decrease in gain on sales of loans was due to a decrease in the origination and sale of loans combined with lower pricing compared to the same period in 2006.  The decrease in mortgage brokerage fees was the result of a decrease in mortgage brokerage activity. The decrease in investment brokerage services income was due to a decrease in the demand for those services.

Other Operating Expenses

Total other operating expenses was up 2.5% for the nine-month period ended September 30, 2007 from the same period in 2006, increasing from $21,718,000 to $22,263,000.

The principal reasons for the increase in other operating expenses in the nine-month period ended September 30, 2007 were due to increases in the following:  data processing; stationery and supplies; advertising costs; directors’ fees; other real estate owned and other miscellaneous operating expenses; which was partially offset by a decrease in salaries and benefits.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system.  The increase in stationery and supplies was due to an increase in supply usage.  The increase in advertising costs was due to an increase in printed materials.  The increase in directors’ fees was due to an increase in the number of committee meetings.  The increase in other real estate owned expense was due to the transfer of a real estate loan to OREO from loans held for investment. The decrease in salaries and benefits was due to decreases in the following:  payroll taxes; profit sharing expenses; provision for incentive compensation due to decreased profits; worker’s compensation expense; commissions paid; and welfare and recreation; which were partially offset by increases in merit salaries; deferred compensation interest expense; retirement compensation expense; group insurance and stock compensation expense.

Total other operating expenses was down 0.8% for the three-month period ended September 30, 2007 from the same period in 2006, decreasing from $7,250,000 to $7,190,000.

The principal reasons for the decrease in other operating expenses in the three-month period ended September 30, 2007 were due to decreases in the following:  occupancy and equipment expense; stationery and supplies; and other miscellaneous operating expenses; which was partially offset by an increase in salaries and benefits, data processing, advertising costs, directors’ fees and other real estate owned expense.  The decrease in occupancy and equipment expense was due to decreased rent expense, depreciation expense, service contracts, utilities expense; property taxes; hazard and liability insurance and maintenance expense.  The decrease in stationery and supplies was due to a decrease in supply usage.  The increase in salaries and benefits was due to increases in the following:  merit salaries; profit sharing expenses; payroll taxes; deferred compensation interest expense; retirement compensation expense; group insurance; and stock compensation expense; which was partially offset by decreases in provision for incentive compensation due to decreased profits; commissions paid and worker’s compensation expense.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system.  The increase in advertising costs was due to an increase in printed materials.  The increase in directors’ fees was due to an increase in the number of committee meetings.  The increase in other real estate owned expense was due to the transfer of a real estate loan to OREO from loans held for investment

The following table sets forth other miscellaneous operating expenses by category for the three-month and nine-month periods ended September 30, 2007 and 2006.

	(in thousands)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Other miscellaneous operating expenses
Provision (recovery of provision) for unfunded lending commitments	$100	$(61)	$110	$(61)
Contributions	15	35	110	95
Legal fees	58	71	237	214
Accounting and audit fees	57	113	309	364
Consulting fees	73	188	286	418
Postage expense	87	88	264	276
Telephone expense	63	56	186	156
Public relations	90	69	291	217
Training expense	43	64	182	209
Loan origination expense	87	153	486	445
Computer software depreciation	60	60	171	189
Other miscellaneous expense	437	377	1,277	1,060

Total other miscellaneous operating expenses	$1,170	$1,213	$3,909	$3,582

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes.

In the nine months ended September 30, 2007, the Company’s provision for income taxes decreased $863,000 from the same period last year, from $3,996,000 to $3,133,000.  The Company’s effective tax rate for the nine months ended September 30, 2007 was 34.0%, compared to 37.2% for the same period in 2006.

In the three months ended September 30, 2007, the Company’s provision for income taxes decreased $284,000 from the same period last year, from $1,195,000 to $911,000.  The Company’s effective tax rate for the three months ended September 30, 2007 was 31.1% compared to 36.9% for the same period in 2006.

The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, excludable interest income and for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.
	(in thousands)

	September 30, 2007	December 31, 2006

Undisbursed loan commitments	$216,063	$198,200
Standby letters of credit	13,621	12,222
	$229,684	$210,422

The reserve for unfunded lending commitments amounted to $1,060,000 at September 30, 2007, up from $950,000 at December 31, 2006.  The increase was primarily related to increased undisbursed loan commitments.  The reserve for unfunded lending commitments is included in other liabilities.

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

Non-accrual loans amounted to $9,479,000 at September 30, 2007 and were comprised of three commercial loans totaling $1,616,000, three agricultural loans totaling $761,000 and eleven real estate loans totaling $7,102,000.  At December 31, 2006, non-accrual loans amounted to $3,399,000 and were comprised of five commercial loans totaling $1,469,000, two agricultural loans totaling $620,000 and two real estate loans totaling 1,310,000. At September 30, 2006, non-accrual loans amounted to $2,798,000 and were comprised of six commercial loans totaling $1,706,000, two agricultural loans totaling $624,000 and two real estate loans totaling $468,000.  The increase in non-accrual loans at September 30, 2007 from the balance at December 31, 2006 was due to the addition of one commercial loan, one agricultural loan and ten real estate loans to non-accrual, which was partially offset by payments received on five commercial loans, two agricultural loans and one real estate loans combined with a transfer of a real estate loan to OREO.

Total impaired loans at September 30, 2007 totaled $9,479,000, the majority of which were adequately collateralized or guaranteed by a governmental entity; specific reserves amounting to $268,000 were allocated to these loans. See “Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had loans 90 days past due and still accruing totaling $1,613,000 at September 30, 2007.  Such loans amounted to $37,000 at December 31, 2006.  The Company had no loans 90 days past due and still accruing at September 30, 2006.

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

OREO amounted to $252,000 at September 30, 2007 and $375,000 at December 31, 2006.  The Company had no OREO properties at September 30, 2006.

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

The following table summarizes the loan loss experience of the Company for the nine-month periods ended September 30, 2007 and 2006, and for the year ended December 31, 2006.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2007	2006	2006

Balance at beginning of period	$8,361	$7,917	$7,917
Provision for loan losses	1,250	585	735
Loans charged-off:
Commercial	(201)	(400)	(572)
Agriculture	—	—	(57)
Real estate mortgage	(216)	—	—
Real estate construction	(17)	—	—
Installment loans to individuals	(536)	(317)	(431)

Total charged-off	(970)	(717)	(1,060)

Recoveries:
Commercial	116	480	561
Agriculture	150	—	—
Installment loans to individuals	246	135	208

Total recoveries	512	615	769

Net charge-offs	(458)	(102)	(291)

Balance at end of period	$9,153	$8,400	$8,361

Ratio of net charge-offs
To average loans outstanding during the period	(0.09%)	(0.02%)	(0.06%)
Allowance for loan losses
To total loans at the end of the period	1.77%	1.70%	1.73%
To non-performing loans at the end of the period	82.52%	300.21%	243.34%

Non-performing loans totaled $11,092,000, $2,798,000 and $3,436,000 at September 30, 2007 and 2006 and December 31, 2006, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2007, the Company had the following deposit mix: 27.9% in savings and MMDA deposits, 18.9% in time deposits, 21.5% in interest-bearing transaction deposits and 31.7% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2007 and December 31, 2006 are summarized as follows:
	(in thousands)
	September 30, 2007	December 31, 2006
Three months or less	$24,029	$28,729
Over three to twelve months	41,142	32,355
Over twelve months	4,959	5,215
Total	$70,130	$66,299

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios with the most common being the ratio of net loans to deposits (including loans held-for-sale). This ratio was 84.0% on September 30, 2007. In addition, on September 30, 2007, the Company had the following short-term investments: $4,815,000 in Federal funds sold; $13,500,000 in CDARS; $11,896,000 in securities due within one year; and $25,505,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $25,000,000; additionally the Company has a line of credit with the Federal Home Loan Bank, on which the current borrowing capacity is $86,028,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2007, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of September 30, 2007.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio	Minimum
	Capital	Ratio	Requirement	Capital
Leverage	$63,369	9.12%	5.0%	4.0%
Tier 1 Risk-Based	$63,369	10.61%	6.0%	4.0%
Total Risk-Based	$70,643	11.82%	10.0%	8.0%

Return on Equity and Assets

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Year ended December 31, 2006
Annualized return on average assets	1.18%	1.36%	1.32%

Annualized return on beginning equity	13.11%	15.83%	15.51%

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2007, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which are incorporated by reference herein.

ITEM 4.
CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On June 22, 2007, the Company approved a new stock repurchase program effective June 22, 2007 to replace the Company’s previous stock repurchase plan that commenced May 1, 2006.  The new stock repurchase program, which will remain in effect until June 21, 2009, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  The Company repurchased 120,444 shares of the Company’s outstanding common stock during the third quarter ended September 30, 2007.

The Company made the following purchases of its common stock during the quarter ended September 30, 2007:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2007	39,237	$17.10	39,237	295,809
August 1 – August 31, 2007	64,204	$17.30	64,204	231,605
September 1 – September 30, 2007	17,003	$18.95	17,003	214,602
Total	120,444	$17.47	120,444	214,602

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 8, 2007	by	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)