Form 10-K
FIRST NORTHERN COMMUNITY BANCORP
filed 2008-03-14
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
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
                    Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer  ☒        Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                    Yes ☐                    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2007 (based upon the last reported sales price of such stock on the OTC Bulletin Board on June 30, 2007) was $146,582,485.

The number of shares of Common Stock outstanding as of March 12, 2008 was 8,136,075.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Shareholders.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often they include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or words of similar meaning, or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, or “may.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, the risks discussed in Part I, Item 1A under the caption “Risk Factors” and other risk factors discussed elsewhere in this Report.   All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements.   The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

First Northern engages in the general commercial banking business throughout the California Counties of Solano, Yolo, Placer and Sacramento.

The Company’s and the Bank’s Administrative Offices are located in Dixon, California.  Also located in Dixon are the back office functions of the Information Services/Central Operations Department and the Central Loan Department.

The Bank has eleven full service branches.  Four are located in the Solano County cities of Dixon, Fairfield, and Vacaville (2).  Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland. Two branches are located in Sacramento County, one in Downtown Sacramento and the other in the city of Folsom, and one branch is located in the city of Roseville in Placer County.  The Bank also has two satellite banking offices inside retirement communities in the city of Davis. In addition, the Bank has real estate loan offices in Davis, Woodland, Folsom and Roseville that originate residential mortgages and construction loans. The Bank also has a Small Business Administration (“SBA”) Loan Department and an Asset Management & Trust Department in Downtown Sacramento that serve the Bank’s entire market area.

First Northern is in the commercial banking business, which includes accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans.  It also offers installment note collection, issues cashier’s checks, sells travelers’ checks, rents safe deposit boxes, and provides other customary banking services.  The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and each depositor’s account is insured up to $100,000.

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

The operating policy of the Bank since its inception has emphasized serving the banking needs of individuals and small- to medium-sized businesses.  In Dixon, this has included businesses involved in crop and livestock production.  Historically, the economy of the Dixon area has been primarily dependent upon agricultural related sources of income and most employment opportunities have also been related to agriculture.  Since 2000, Dixon has been growing and becoming more diverse with noticeable expansion in the areas of industrial, commercial, retail and residential housing projects.

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

In 1994, the Fairfield Branch was opened.  Fairfield has also been a rapidly growing community bounded by Vacaville to its east.  Its diverse economic base includes military (Travis AFB), food processing (an Anheuser-Busch plant), retail (Solano Mall), manufacturing, medical, agriculture, and other varied industries.  Fairfield is the county seat of Solano County.

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

The Bank’s eighth branch, the Downtown Financial Center, opened in July of 2000 in Vacaville to serve the business and individual financial needs on the west side of Interstate-80.  Also in July of 2000, in an adjacent office, the Bank opened its third real estate loan production office.  The Vacaville real estate loan office was closed in 2007 in response to the current dramatic slowdown in the housing market.

Two satellite banking offices of the Bank’s Davis Branch were opened in 2001 in the Davis senior living communities of Covell Gardens and the University Retirement Community.

In December of 2001, Roseville became the site of the Bank’s fourth real estate loan production office.  This office serves the residential mortgage loan needs throughout Placer County.

In March of 2002, the Bank opened its ninth branch in a new class-A commercial building located on the harbor in Suisun City.  Suisun’s Downtown waterfront area is part of an ongoing community revitalization project put into place with the goal of attracting new small businesses and merchants.  After five years in operation and slower than anticipated city growth, in 2007 the Bank decided to close its Suisun City Branch and serve the Branch’s customers out of its Fairfield Branch.  The Fairfield Branch was expanded and remodeled to accommodate the additional customers and to include an investment & brokerage services office.

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

In August of 2003, a full service real estate loan production office was opened in Woodland.  This loan office is located within the same commercial office complex as the Bank’s Woodland Branch.  The Bank’s history of servicing the Woodland community, coupled with the continued growth of the Woodland housing market, prompted this decision to expand the Bank’s real estate loan services for the community.

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

At the end of 2007, the Bank announced its intention to open a full service branch in the city of Auburn, the county seat of Placer County.  The Auburn Branch is expected to open in mid-2008.

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

As of December 31, 2007, the Company and the Bank employed 243 full-time equivalent staff.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System (the “FRB”) influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both member and non-member financial institutions’ deposits.  Such actions significantly affect the overall growth and distribution of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.  The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted. Additionally, state and federal tax policies can impact banking organizations.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws, regulations or policies may have a material adverse effect on the business, financial condition or results of operations, or prospects of the Company.

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

The FRB has significant supervisory and regulatory authority over the Company and its affiliates.  The FRB requires the Company to maintain certain levels of capital.  See “Capital Standards” below for more information.  The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB.  See “Prompt Corrective Action and Other Enforcement Mechanisms” below for more information.  According to FRB policy, bank holding companies are expected to act as a source of financial and managerial strength to subsidiary banks, and to commit resources to support subsidiary banks.  This support may be required at times when a bank holding company may not be able to provide such support.

Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company.  Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company.  Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

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

A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such in that state (or such lesser or greater amount set by state law).  Banks may also merge across state lines, thereby creating interstate branches.  Furthermore, a bank is able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

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

Bank Regulation and Supervision

The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the FDIC and the Company by the FRB.  The regulations of these agencies affect most aspects of the Company’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Company’s activities and various other requirements.  While the Bank is not a member of the FRB, it is also directly subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).  In addition, the banking industry is subject to significantly increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering laws.  In recent years, a number of banks and bank holding companies announced the imposition of regulatory sanctions, including regulatory agreements and cease and desist orders and, in some cases, fines and penalties by the bank regulators due to failures to comply with the Bank Secrecy Act and other anti-money laundering legislation.  In a number of these cases, the fines and penalties have been significant.  Failure to comply with these additional requirements may also adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions.

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

In October 2007, the federal bank regulatory agencies adopted final rules implementing the affiliate marketing provisions of the Fair and Accurate Credit Transactions Act of 2003, which amended the Fair Credit Reporting Act (FCRA).  The final rules, which became effective on January 1, 2008, impose a prohibition, subject to certain exceptions, on a financial institution using certain information received from an affiliate to make a solicitation to a consumer unless the consumer is given notice and a reasonable opportunity to opt out of such solicitations, and the consumer does not opt out.  The final rules apply to information obtained from the consumer’s transactions or account relationships with an affiliate, any application the consumer submitted to an affiliate, and third-party sources, such as credit reports, if the information is to be used to send marketing solicitations.  The rules do not supersede or affect a consumer’s existing right under other provisions of the FCRA to opt out of the sharing between a financial institution and its affiliates of consumer information other than information relating solely to transactions or experiences between the consumer and the financial institution or its affiliates.

California and other state legislatures have adopted privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission.  These laws may make it more difficult for the Company to share information with its marketing partners, reduce the effectiveness of marketing programs, and increase the cost of marketing programs.

Capital Standards

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off-balance-sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

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

As of December 31, 2007, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2007 (amounts in thousands except percentage amounts).

	The Company
			Well	Minimum
	Actual		Capitalized	Capital
	Capital	Ratio	Ratio	Requirement

Leverage	$64,046	9.1%	5.0%	4.0%
Tier 1 Risk-Based	64,046	10.7%	6.0%	4.0%
Total Risk-Based	71,336	11.9%	10.0%	8.0%

	The Bank
			Well	Minimum
	Actual		Capitalized	Capital
	Capital	Ratio	Ratio	Requirement

Leverage	$63,065	9.0%	5.0%	4.0%
Tier 1 Risk-Based	63,065	10.6%	6.0%	4.0%
Total Risk-Based	70,355	11.8%	10.0%	8.0%

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2007, the Company and the Bank met the requirements for “well capitalized” institutions.

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

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund (“BIF’) and the Savings Association Insurance Fund (“SAIF) in accordance with the Federal Deposit Insurance Reform Act of 2005. To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category. The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures.

The Federal Deposit Insurance Reform Act of 2005, as implemented by the FDIC, adopted a new schedule of rates that eh FDIC can adjust up or down, depending on the revenue needs of the insurance fund.  To offset assessments, a member institution may apply certain one time credits, based on the institution’s (or its successor’s) assessment base as of the end of 1996. An institution may apply available credits up to 100% of assessments in 2007, and up to 90% of assessments in each of 2008, 2009 and 2010.  Although an FDIC credit for prior contributions offset most of the assessment for 2007, the insurance assessments the Bank will pay has increased our costs starting in 2008.  This new assessment system has resulted in annual assessments on deposits of the Bank of approximately $419,000.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

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

The Deposit Insurance Funds Act of 1996 (the “Deposit Funds Act”) separated the Financing Corporation (“FICO”) assessment to service the interest on FICO bond obligations from the BIF and SAIF assessments.  The FICO annual assessment on individual depository institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-based assessment rate schedules. FICO assessment rates may be adjusted quarterly by the FDIC. The current FICO assessment rate is 1.32 cents per $100 of deposits. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

Community Reinvestment Act and Fair Lending

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of the Bank’s local communities, including low- and moderate-income neighborhoods.  In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities, particularly applications involving business expansion such as acquisitions or de novo branching.

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

Pending Legislation and Regulations

Proposals to change the laws, regulations and policies impacting the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.  If enacted, such legislation could significantly change the competitive environment in which the Company operates.  The likelihood and timing of any such changes and the impact such changes might have on the competitive situation, financial condition or results of operations of the Company cannot be predicted.

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

ITEM 1A – RISK FACTORS

In addition to factors mentioned elsewhere in this Report, the factors contained below, among others, could cause our financial condition and results of operations to be materially and adversely affected.  If this were to happen, the value of our common stock could decline, perhaps significantly, and you could lose all or part of your investment.

The U.S Economy Has Experienced a Slowing of Economic Growth, Volatility in the Financial Markets, and Significant Deterioration in Sectors of the U.S. Residential Real Estate Markets, All of Which Present Challenges for the Banking and Financial Services Industry and for the Bank

Commencing in 2007 and continuing into 2008, certain adverse financial developments have impacted the U.S. economy and financial markets and present challenges for the banking and financial services industry and for the Bank. These developments include a general slowing of economic growth in the U.S. which has prompted the Congress to adopt an economic stimulus bill which President Bush signed into law on February 13, 2008, and which prompted the Federal Reserve Board to decrease its discount rate and the federal funds rate several times in the first quarter of 2008. These developments have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets. In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, particularly in the subprime sector. These conditions in turn have led to significant deterioration in certain financial markets, particularly the markets for subprime residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities. If, notwithstanding the federal government's recent fiscal and monetary measures, the U.S. economy were to go into a recession, this would present additional significant challenges for the U.S. banking and financial services industry and for the Bank. While it is difficult to predict how long these conditions will exist and how and the extent to which the Bank may be affected, these factors could continue to present risks for some time for the industry and the Bank’s financial condition, results of operations, cash flows and business prospects.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2007, approximately 69% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early 1990’s.  See “The U.S. Economy Has Experienced a Slowing of Economic Growth, Volatility in the Financial Markets and Significant Deterioration in Sectors of the U.S. Residential Real Estate Markets, All of Which Present Challenges for the Banking and Financial Services Industry and for the Bank” above, and “Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction and real estate mortgage.  At December 31, 2007, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 51% and 18%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2007, all of the Bank’s real estate mortgage and construction loans and approximately 6% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition and results of operations.  See “Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future.  At December 31, 2007, approximately 69% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California.  As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio.  In the early 1990’s, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions.  Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.  California’s state government is currently experiencing budget shortfalls which in January 2008 prompted Governor Schwarzenegger to declare a fiscal emergency.  This declaration could lead to reduced spending by the State of California and its agencies.  It is also possible that the legislative response to the budget crisis could lead to increased state taxes in California.  The financial and economic consequences of this situation cannot be predicted with any certainty at this time.  If economic conditions in California decline further or if California were to experience another recession, it is expected that the Bank’s level of problem assets would increase.  California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank.  The occurrence of natural disasters in California could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and business prospects.

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  The Bank is generally adversely affected by declining interest rates.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  See “Quantitative and Qualitative Disclosures About Market Risk” below.

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2007, 11% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000.  These deposits are considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits would adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

Our Ability to Pay Dividends is Subject to Legal Restrictions

As a bank holding company, our cash flow typically comes from dividends of the Bank.  Various statutory and regulatory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.  The ability of the Company to pay cash dividends in the future also depends on the Company’s profitability, growth and capital needs.  In addition, California law restricts the ability of the Company to pay dividends.  No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued.  See “Business - Restrictions on Dividends and Other Distributions” above.

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

Government Regulation and Legislation Could Adversely Affect Us

The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank.  The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions.  Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund and not for the benefit of shareholders of the Company.  Regulatory authorities may also change their interpretation of these laws and regulations.  The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse.  See “Bank Regulation and Supervision” above.

We maintain systems and procedures designed to comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of criminal or civil penalties (which can be substantial) for noncompliance. In some cases, liability may attach even if the noncompliance was inadvertent or unintentional and even if compliance systems and procedures were in place at the time. There may be other negative consequences from a finding of noncompliance, including restrictions on certain activities and damage to the Company’s reputation.

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

Recent Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

In 2006, the FDIC created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down depending on the revenue needs of the insurance fund.  Although an FDIC credit for prior contributions offset most of the assessment for 2007, the insurance assessments the Bank will pay has increased our costs starting in 2008.  This new assessment system has resulted in annual assessments on deposits of the Bank of approximately $419,000.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

Negative Public Opinion Could Damage Our Reputation and Adversely Affect Our Earnings

Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, management of actual or potential conflicts of interest and ethical issues and our protection of confidential client information. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action. We take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients and communities.

Our Business Could Suffer if We Fail to Attract and Retain Skilled Personnel

The Company’s future success depends to a significant extent on the efforts and abilities of our executive officers.  The loss of the services of certain of these individuals, or the failure of the Company to attract and retain other qualified personnel, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Continuing War on Terrorism Could Adversely Affect U.S. and Global Economic Conditions

Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities may result in a disruption of U.S. economic and financial conditions and could adversely affect business, economic and financial conditions in the U.S. generally and in our principal markets.  The war in Iraq has also generated various political and economic uncertainties affecting the global and U.S. economies.

Changes in Accounting Standards Could Materially Impact Our Financial Statements

The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  The financial information contained within our financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical loss factors that we use.  Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets.  We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices.  US GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.  Accounting standards and interpretations currently affecting the Company and its subsidiaries may change at any time, and the Company’s financial condition and results of operations may be adversely affected.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $10.9 million, or 2.13% of total loans, at December 31, 2007, compared to $8.4 million, or 1.73% of total loans, at December 31, 2006, and 70% of total non-performing loans at December 31, 2007, compared to 243% of total non-performing loans at December 31, 2006.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

Future of Shares of the Company’s Common Stock Could Have a Material Adverse Effect on the Market Price of the Common Stock

As of December 31, 2007, the Company had 8,169,772 shares of Common Stock outstanding, all of which are eligible for sale in the public market without restriction.  Future sales of substantial amounts of the Company’s Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock.  In addition, options to acquire up to 6.5% of the unissued authorized shares of Common Stock at exercise prices ranging from $4.03 to $26.18 have been issued to directors and employees of the Company, over the past eight (8) years, under the Company’s 2000 and 2006 Stock Option Plans and Outside Directors 2000 and 2006 Non-statutory Stock Option Plans, and options to acquire up to an additional 9.1% of the unissued authorized shares of Common Stock are reserved for issuance under such plans.  No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s Common Stock.  See “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

There is a Limited Public Market for the Company’s Common Stock which May Make it Difficult for Shareholders to Dispose of Their Shares

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

Advances and Changes in Technology, and the Company’s Ability to Adapt Its Technology, could Impact Its Ability to Compete and Its Business and Operations

Advances and changes in technology can significantly impact the business and operations of the Company.  The Company faces many challenges including the increased demand for providing computer access to Company accounts and the systems to perform banking transactions electronically.  The Company’s merchant processing services require the use of advanced computer hardware and software technology and rapidly changing customer and regulatory requirements.  The Company’s ability to compete depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements.  In addition, the Company’s business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of the Company’s data processing systems.

Environmental Hazards Could Have a Material Adverse Effect on the Company’s Business, Financial Condition and Results of Operations

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

Shareholders of the Company Will Experience Dilution if Outstanding Options are Exercised

As of December 31, 2007, the Company had outstanding options to purchase an aggregate of 511,567 shares of Common Stock at exercise prices ranging from $4.03 to $26.18 per share, or a weighted average exercise price per share of $11.43.  To the extent such options are exercised, shareholders of the Company will experience dilution.  See “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through 17 offices five counties in Northern California operating out of four offices in Solano County, eight in Yolo County, three in Sacramento County and two in Placer County.  In addition, the Company owns four vacant lots, three in northern Solano County and one in eastern Sacramento County, for possible future bank sites.  The Company and the Bank believe all of their offices are constructed and e quipped to meet prescribed security requirements.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ.  However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”.  The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Morgan Securities and Monroe Securities, Inc., all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock, and the data set forth below may not reflect all such transactions.

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2007	$17.83	$14.86
3rd Quarter 2007	$17.92	$14.86
2nd Quarter 2007	$18.16	$16.36
1st Quarter 2007	$20.92	$17.45

4th Quarter 2006	$23.14	$20.25
3rd Quarter 2006	$24.02	$22.25
2nd Quarter 2006	$25.81	$23.23
1st Quarter 2006	$25.58	$21.20

*  Price adjusted for dividends and splits.

As of December 31, 2007, there were approximately 1,218 holders of record of the Company’s common stock, no par value, which is the only class of equity securities authorized or issued.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 29, 2008	6%	March 31, 2008
February 28, 2007	6%	March 30, 2007
February 28, 2006	6%	March 31, 2006

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

On June 22, 2007, the Company approved a new stock repurchase program effective June 22, 2007 to replace the Company’s previous stock repurchase plan that commenced May 1, 2006.  The new stock repurchase program, which will remain in effect until June 21, 2009, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  The Company repurchased 129,924 shares of the Company’s outstanding common stock during the quarter ended December 31, 2007.

The Company made the following repurchases of its common stock during the quarter ended December 31, 2007:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1 – October 31, 2007	4,843	$18.24	4,843	209,759
November 1 – November 30, 2007	99,842	$17.84	99,842	109,917
December 1 – December 31, 2007	25,239	$17.40	25,239	84,678
Total	129,924	$17.77	129,924	84,678

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2004, and 2003 have been derived from the Company’s historical financial statements not included in this Report.  The financial information for 2007, 2006 and 2005 should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2007	2006	2005	2004	2003

Interest Income and Loan Fees	$48,594	$48,070	$40,902	$31,619	$30,326
Interest Expense	(11,738)	(9,426)	(5,729)	(3,426)	(3,109)
Net Interest Income	36,856	38,644	35,173	28,193	27,217
Provision for Loan Losses	(4,795)	(735)	(600)	(207)	(2,153)
Net Interest Income after Provision for Loan Losses	32,061	37,909	34,573	27,986	25,064
Other Operating Income	7,160	5,289	5,720	5,214	7,160
Other Operating Expense	(28,803)	(29,219)	(26,813)	(22,943)	(22,868)
Income before Taxes	10,418	13,979	13,480	10,257	9,356
Provision for Taxes	(3,137)	(5,169)	(4,792)	(3,550)	(3,245)
Net Income	$7,281	$8,810	$8,688	$6,707	$6,111

Basic Income Per Share	$0.83	$0.98	$0.96	$0.74	$0.67

Diluted Income Per Share	$0.80	$0.94	$0.92	$0.72	$0.66

Total Assets	$709,895	$685,225	$660,647	$629,503	$559,441

Total Investments	$74,849	$76,273	$48,788	$55,154	$50,235

Total Loans, including Loans Held-for-Sale, net	$499,314	$480,009	$460,501	$433,421	$380,491

Total Deposits	$622,671	$603,682	$581,781	$557,186	$498,849

Total Equity	$63,975	$61,990	$56,802	$51,901	$46,972

Weighted Average Shares of Common Stock outstanding used for Basic Income Per Share Computation [1]	8,820,846	8,958,878	9,020,678	9,074,207	9,097,007

Weighted Average Shares of Common Stock outstanding used for Diluted Income Per Share Computation [1]	9,083,365	9,398,017	9,437,195	9,312,184	9,294,348

Return on Average Total Assets	1.05%	1.32%	1.35%	1.14%	1.18%

Net Income/Average Equity	11.59%	14.90%	16.17%	13.73%	13.56%

Net Income/Average Deposits	1.19%	1.49%	1.52%	1.28%	1.32%

Average Loans/Average Deposits	79.75%	81.20%	79.44%	75.81%	79.25%

Average Equity to Average Total Assets	9.06%	8.87%	8.37%	8.32%	8.69%

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

Financial highlights for 2007 include:

Net income for 2007 totaled $7.28 million, a 17.4% decrease compared to $8.81 million for 2006.  Net income per common share for 2007 of $0.83 decreased 15.3% compared to $0.98 for 2006, and net income per common share on a fully diluted basis was $0.80 for 2007, a decrease of 14.9% compared to $0.94 for 2006.

Loans (including loans held-for-sale) increased to $499.3 million at December 31, 2007, a 4.0% increase from $480.0 million at December 31, 2006.  Commercial loans totaled $112.3 million at December 31, 2007, up 15.5% from $97.3 million a year earlier; agriculture loans were $36.8 million, down 4.8% from $38.6 million at December 31, 2006; real estate construction loans were $91.9 million, down 13.9% from $106.8 million at December 31, 2006; and real estate mortgage loans were $253.0 million, up 9.1% from $232.0 million a year earlier.

Average deposits grew to $612.8 million during 2007, a $23.0 million or 3.9% increase from 2006.

The Company reported average total assets of $693.4 million at December 31, 2007, up 4.1% from $666.4 million a year earlier.

The provision for loan losses in 2007 totaled $4,795,000, an increase of 552.4% from $735,000 in 2006.  Net charge-offs were $2,280,000 in 2007 compared to $291,000 in 2006.  The increase in the provision for loan losses and increase in net charge-offs can be primarily attributed to increased loan volume combined with increased charge-offs.

Net interest income totaled $36.9 million for 2007, a decrease of 4.6% from $38.6 million in 2006, primarily due to increased deposit volumes, increased deposit rates and decreased loan rates, which was partially offset by increased loan volume.

Other operating income totaled $7.2 million for the year ended December 31, 2007, an increase of 35.4% from $5.3 million for the year ended December 31, 2006.  The increase was due primarily to increases in service charges on deposit accounts, gains on sales of available-for-sale securities, gains on sales of loans and gains on other real estate owned.

Other operating expenses totaled $28.8 million for 2007, down 1.4% from $29.2 million in 2006.  Contributing to the decrease was decreased salaries, which was partially offset by increased data processing expenses.

In 2008, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income, while remaining conscious of the need to maintain appropriate expense levels.  We expect gradual growth in commercial and real estate loan volumes and deposit growth, assuming that inflation remains in check throughout the year.  If the current flat or inverted interest rate environment continues, the Company’s net interest income and net interest margin may decrease due to an increase in the cost of deposits, unless accompanied by a disproportionate increase in loan volume.

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

The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company believes the allowance for loan losses accounting policy is critical because the loan portfolio represents the largest asset type on the consolidated balance sheet.  The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on the Company’s periodic evaluation of the factors mentioned below, as well as other pertinent factors.  The allowance for loan losses consists of an allocated component and a general component.  The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards No. (“SFAS”) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification.  These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loan loss element is determined using analysis that examines loss experience.

The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.  The general portion of the allowance reflects the Company’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss.  There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment.  Although the Company believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from Company estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

Prospective Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 157 to have any material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met.  SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157.  The Company does not expect the adoption of SFAS No. 159 to have any material impact on the Company’s financial position and results of operations.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This consensus concludes that for split-dollar life insurance arrangements within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007.  The Company does not expect the adoption of EITF 06-4 to have any material impact on the Company’s financial position and results of operations.

In November 2007, EITF Issue No. 07-6, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause, was issued. The Task Force reached a consensus that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66, Accounting for Sales of Real Estate.  However, continuing involvement could be present if the buy-sell clause in conjunction with other implicit and explicit terms of the arrangement indicate that the seller has an obligation to repurchase the property, the terms of the transaction allow the buyer to compel the seller to repurchase the property, or the seller can compel the buyer to sell its interest in the property back to the seller. The consensus is effective for fiscal years beginning after December 15, 2007.  The consensus applies to new assessments made under SFAS No, 66 after the consensus’ effective date.  The Company does not expect the adoption of EITF Issue No. 07-6 to have any material impact on the consolidated financial statements or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, which will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  SFAS No. 160 applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited.  SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS No. 160. The Company does not expect the adoption of SFAS No. 160 to have any material impact on the consolidated financial statements or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date.  SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141R is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited.  SFAS No. 141R will be applied to business combinations occurring after the effective date.  The Company currently does not have any business combination contemplated that are expected to be closed after the effective date; therefore, the adoption of SFAS No. 141R will not have an impact, if any, on the consolidated financial statements or results of operations of the Company.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007.  The Company currently plans to continue to use the simplified method in developing an estimate of expected term of stock options.

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

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2007		2006		2005

	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
ASSETS
Cash and Due From Banks	$32,518	4.69%	$29,934	4.49%	$31,287	4.87%
Federal Funds Sold	52,359	7.55%	61,904	9.29%	81,948	12.75%
Investment Securities	86,046	12.41%	64,770	9.72%	48,378	7.53%
Loans [1]	488,704	70.47%	478,908	71.88%	452,646	70.46%
Stock in Federal Home Loan Bank and
other equity securities, at cost	2,146	0.31%	2,087	0.31%	2,011	0.31%
Other Assets	31,666	4.57%	28,750	4.31%	26,211	4.08%
Total Assets	$693,439	100.00%	$666,353	100.00%	$642,481	100.00%

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand	$185,563	26.77%	$187,766	28.18%	$184,171	28.67%
Interest-Bearing Transaction Deposits	130,608	18.83%	95,180	14.28%	73,990	11.52%
Savings & MMDAs	179,425	25.87%	190,036	28.52%	190,562	29.65%
Time Certificates	117,178	16.90%	116,787	17.53%	121,067	18.84%
Borrowed Funds	10,504	1.51%	11,350	1.70%	14,320	2.23%
Other Liabilities	7,347	1.06%	6,113	0.92%	4,627	0.72%
Stockholders' Equity	62,814	9.06%	59,121	8.87%	53,744	8.37%
Total Liabilities & Stockholders’ Equity	$693,439	100.00%	$666,353	100.00%	$642,481	100.00%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2007			2006			2005

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Assets	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Loans [1]	$ 488,704	$ 39,220	8.03%	$ 478,908	$ 39,082	8.16%	$ 452,646	$ 32,808	7.25%

Loan Fees	—	2,268	0.46%	—	2,812	0.59%	—	3,030	0.67%

Total Loans, Including
Loan Fees	488,704	41,488	8.49%	478,908	41,894	8.75%	452,646	35,838	7.92%

Federal Funds Sold	52,359	2,660	5.08%	61,904	2,986	4.82%	81,948	2,587	3.16%

Due From Banks	5,922	273	4.61%	—	—	—	—	—	—

Investment Securities:
Taxable	56,350	2,789	4.95%	50,958	2,448	4.80%	36,622	1,834	5.01%

Non-taxable[2]	29,696	1,271	4.28%	13,812	636	4.60%	11,756	562	4.78%

Total Investment Securities	86,046	4,060	4.72%	64,770	3,084	4.76%	48,378	2,396	4.95%

Other Earning Assets	2,146	113	5.27%	2,087	106	5.08%	2,011	81	4.03%

Total Earning Assets	635,177	$ 48,594	7.65%	607,669	$ 48,070	7.91%	584,983	$ 40,902	6.99%

Cash and Due from Banks	26,596			29,934			31,287

Premises and Equipment	8,123			8,188			7,743

Interest Receivable
and Other Assets	23,543			20,562			18,468

Total Assets	$ 693,439			$ 666,353			$ 642,481

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.

2. Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2007			2006			2005

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
Liabilities and	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Stockholders' Equity	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$130,608	$2,840	2.17%	$95,180	$1,568	1.65%	$73,990	$512	0.69%

Savings & MMDAs	179,425	4,034	2.25%	190,036	3,813	2.01%	190,562	2,279	1.20%

Time Certificates	117,178	4,551	3.88%	116,787	3,682	3.15%	121,067	2,443	2.02%

Total Interest-Bearing Deposits	427,211	11,425	2.67%	402,003	9,063	2.25%	385,619	5,234	1.36%

Borrowed Funds	10,504	313	2.98%	11,350	363	3.20%	14,320	495	3.46%

Total Interest-Bearing
Deposits and Funds	437,715	11,738	2.68%	413,353	9,426	2.28%	399,939	5,729	1.43%

Demand Deposits	185,563	—	—	187,766	—	—	184,171	—	—

Total Deposits and
Borrowed Funds	623,278	$11,738	1.88%	601,119	$9,426	1.57%	584,110	$5,729	0.98%

Accrued Interest and
Other Liabilities	7,347			6,113			4,627

Stockholders' Equity	62,814			59,121			53,744

Total Liabilities and
Stockholders' Equity	$693,439			$666,353			$642,481

Net Interest Income and
Net Interest Margin [1]		$36,856	5.80%		$38,644	6.36%		$35,173	6.01%

Net Interest Spread [2]			4.97%			5.63%			5.56%

1.  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2007 over 2006 and 2006 over 2005.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2007 Over 2006			2006 Over 2005
		Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change

Increase (Decrease) in
Interest Income:

Loans	$626	$(488)	$138	$1,983	$4,291	$6,274

Loan Fees	(544)	—	(544)	(218)	—	(218)

Federal Funds Sold	(502)	176	(326)	(347)	746	399

Due From Banks	273	—	273	—	—	—

Investment Securities	1,002	(26)	976	784	(96)	688

Other Assets	3	4	7	3	22	25

	$858	$(334)	$524	$2,205	$4,963	$7,168

Increase (Decrease) in
Interest Expense:

Deposits:
Interest-Bearing
Transaction Deposits	$689	$583	$1,272	$180	$876	$1,056

Savings & MMDAs	(194)	415	221	(6)	1,540	1,534

Time Certificates	12	857	869	(83)	1,322	1,239

Borrowed Funds	(26)	(24)	(50)	(97)	(35)	(132)

	$481	$1,831	$2,312	$(6)	$3,703	$3,697

Increase (Decrease) in
Net Interest Income	$377	$(2,165)	$(1,788)	$2,211	$1,260	$3,471

Financial Condition

Summary

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total assets increased by $24.7 million, or 3.6%, to $709.9 million as of December 31, 2007 compared to $685.2 million at December 31, 2006. The increase in total assets was mainly due to a $19.3 million growth in net loans (including loans held-for-sale) and a $16.6 million increase in cash and due from banks offset by a 15.5 million reduction in federal funds sold. The growth in total assets was financed primarily by the increase in deposits of $19.0 million and other borrowings of $4.9 million.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

 Total assets increased by $24.6 million, or 3.7%, to 685.2 million as of December 31, 2006 compared to $660.6 million at December 31, 2005. The increase in total assets was mainly due to a $19.5 million growth in net loans (including loans held-for-sale) and a $27.5 increase in investment securities available-for-sale offset by a $24.7 million reduction in federal funds sold.  The growth in total assets was financed primarily by the increase in deposits of $21.9 million.

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2007	2006	2005
Investment securities available for sale:

U.S. Treasury Securities	$263	$253	$250
Securities of U.S. Government
Agencies and Corporations	20,139	31,703	21,556
Obligations of State &
Political Subdivisions	37,057	30,193	23,047
Mortgage Backed Securities	17,390	12,031	1,803

Total Investments	$74,849	$74,180	$46,656

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2007.  The yields on tax-exempt securities are shown on a tax equivalent basis.
Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
Security	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$263	5.00%	$—	—
Securities of U.S. Government
Agencies and Corporations	6,980	4.06%	13,159	4.56%	—	—
Obligations of State &
Political Subdivisions	3,857	7.42%	5,312	7.34%	10,175	6.62%
Mortgage Backed Securities	19	7.00%	15,423	5.17%	1,948	5.22%

TOTAL	$10,856	5.26%	$34,157	5.27%	$12,123	6.39%

	After Ten Years		Total
Security	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$263	5.00%
Securities of U.S. Government
Agencies and Corporations	—	—	20,139	4.39%
Obligations of State &
Political Subdivisions	17,713	6.41%	37,057	6.71%
Mortgage Backed Securities	—	—	17,390	5.18%

TOTAL	$17,713	6.41%	$74,849	5.72%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2007		2006		2005

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$112,295	22.6%	$97,268	20.5%	87,091	19.1%
Agriculture	36,772	7.4%	38,607	8.1%	32,808	7.2%
Real Estate Mortgage	251,672	50.5%	227,552	47.9%	228,524	50.1%
Real Estate Construction	91,901	18.4%	106,752	22.4%	103,422	22.7%
Installment	5,331	1.1%	5,370	1.1%	4,216	0.9%

TOTAL	$497,971	100.0%	$475,549	100.0%	$456,061	100.0%

	2004		2003

	Balance	Percent	Balance	Percent

Commercial	$89,721	20.9%	$88,949	24.1%
Agriculture	32,910	7.7%	32,766	8.9%
Real Estate Mortgage	216,846	50.4%	174,867	47.2%
Real Estate Construction	85,584	19.9%	68,370	18.5%
Installment	4,641	1.1%	4,867	1.3%

TOTAL	$429,702	100.0%	$369,819	100.0%

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

As shown in the comparative figures for loan mix during 2007 and 2006, total loans increased as a result of increases in commercial loans and real estate mortgage loans which were partially offset by a decrease in agriculture loans, real estate construction loans and installment loans.

On February 13, 2008, President Bush signed into law the Economic Stimulus Act of 2008 which, among other provisions, authorizes the three federal mortgage loan conduits, the Federal National Mortgage Association (known as Fannie Mae), the Federal Home Loan Mortgage Corporation (known as Freddie Mac) and the Federal Housing Administration, to purchase new and existing "jumbo" residential mortgage loans originated after June 30, 2007. The legislation, which will go into operation when the federal mortgage agencies calculate and publish new loan limits for each Standard Metropolitan Statistical Area, based on average housing prices, will increase the current limit on conforming loans which can be purchased by Fannie Mae and Freddie Mac to up to $729,750 from its current maximum of $417,000. The purpose of the increased purchase authority, which will apply to loans originated through the end of 2008, is to provide increased liquidity to the secondary market for "jumbo" residential loans. Loans on residential properties in a number of counties in the State of California where housing prices remain relatively high will be covered by the increased purchase authority. This could result in an increased rate of loan originations and refinancings of loans on such properties, including properties securing loans made by the Bank. The degree to which this will occur and its overall effect on the Bank’s residential mortgage loan portfolio cannot be determined at this time.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2007 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$42,279	$171,131	$213,410
After one year through five years	64,462	109,411	173,873
After five years	25,199	85,489	110,688

Total	$131,940	$366,031	$497,971

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

The following table shows the aggregate amounts of assets (dollars in thousands) in each category at December 31, for the years indicated:

	2007	2006	2005	2004	2003

Non-accrual Loans	$15,173	$3,399	$2,073	$4,907	$3,877
90 Days Past Due But Still Accruing	263	37	178	55	4
Total Non-performing Loans	15,436	3,436	2,251	4,962	3,881

Other Real Estate Owned	879	375	268	—	—
Total Non-performing Assets	$16,315	$3,811	$2,519	$4,962	$3,881

If interest on non-accrual loans had been accrued, such interest income would have approximated $814,000, $280,000, and $101,000 during the years ended December 31, 2007, 2006 and 2005, respectively.  Income actually recognized for these loans approximated $73,000, $113,000 and $100,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

There was a $12,504,000 increase in non-performing assets for 2007 over 2006.  At December 31, 2007, non-performing assets included three non-accrual commercial loans totaling $511,000, four non-accrual agricultural loans totaling $1,504,000, three non-accrual commercial real estate loans totaling $3,816,000, twelve non-accrual residential mortgage loans totaling $9,335,000 and one non-accrual installment loan totaling $7,000.  Additional non-performing assets included two loans past due more than 90 days totaling $263,000.  Other Real Estate Owned (“OREO”) properties totaled $879,000 at December 31, 2007.  The Bank’s management believes that nearly $14,902,000 of the $15,173,000 in non-accrual loans at December 31, 2007, was adequately collateralized or guaranteed by a governmental entity, and the remaining $271,000 may have some potential loss which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses).

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

The monthly Allowance for Loan Loss Analysis Report is prepared based upon the Problem Loan Report, internal loan rating, regulatory classifications and loan review classification and is reviewed by the Management Loan Committee of the Bank.  The Management Loan Committee reviewed the Allowance for Loan Loss Analysis Report, dated December 31, 2007, on January 15, 2008.  This report included all non-performing loans reported in the table on the previous page and other potential problem loans.  Excluding the non-performing loans cited previously, loans totaling $19,665,000 were classified as potential problem loans.  The Bank’s management believes that of these loans, loans totaling $17,902,000 are adequately collateralized or guaranteed, and the remaining loans totaling $1,763,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses).  The ratio of the Allowance for Loan Losses to total loans at December 31, 2007 was 2.13%.

SUMMARY OF LOAN LOSS EXPERIENCE

The Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for losses that can be reasonably anticipated.  The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.  The Bank makes credit reviews of the loan portfolio and considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the allowance for loan losses.  The allowance for loan losses is based on estimates, and actual losses may vary from current estimates.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2007	2006	2005	2004	2003

Balance at Beginning of Year	$8,361	$7,917	$7,445	$7,006	$6,630
Provision for Loan Losses	4,795	735	600	207	2,153
Loans Charged-Off:
Commercial	(1,428)	(572)	(670)	(122)	(143)
Agriculture	(82)	(57)	—	(214)	(1,662)
Real Estate Mortgage	(249)	—	—	—	—
Real Estate Construction	(537)	—	—	—	—
Installment Loans to Individuals	(764)	(431)	(185)	(46)	(104)

Total Charged-Off	(3,060)	(1,060)	(855)	(382)	(1,909)

Recoveries:
Commercial	256	561	64	199	101
Agriculture	200	—	663	399	11
Installment Loans to Individuals	324	208	—	16	20

Total Recoveries	780	769	727	614	132

Net (Charge-Offs) Recoveries	(2,280)	(291)	(128)	232	(1,777)

Balance at End of Year	$10,876	$8,361	$7,917	$7,445	$7,006

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(0.47%)	(0.06%)	(0.03%)	0.06%	(0.48%)

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the Loan Portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):
	December 31, 2007		December 31, 2006		December 31, 2005

	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$2,884	22.5%	$2,037	20.5%	$1,779	19.1%

Agriculture	865	7.4%	1,133	8.1%	1,518	7.2%

Real Estate Mortgage	3,470	50.5%	3,016	47.9%	3,003	50.1%

Real Estate Construction	2,947	18.5%	1,535	22.4%	1,001	22.7%

Installment	710	1.1%	640	1.1%	616	0.9%

Total	$10,876	100.0%	$8,361	100.0%	$7,917	100.0%

	December 31, 2004		December 31, 2003

	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$1,726	20.9%	$1,881	24.1%

Agriculture	1,484	7.7%	1,746	8.9%

Real Estate Mortgage	2,766	50.4%	2,181	47.2%

Real Estate Construction	668	19.9%	621	18.5%

Installment	801	1.1%	577	1.3%

Total	$7,445	100.0%	$7,006	100.0%

The Bank believes that any breakdown or allocation of the allowance into loan categories lends an appearance of exactness, which does not exist, because the allowance is available for all loans.  The allowance breakdown shown above is computed taking actual experience into consideration but should not be interpreted as an indication of the specific amount and allocation of actual charge-offs that may ultimately occur.

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2007		2006		2005
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$185,563	—	$187,766	—	$184,171	—

Interest-Bearing Demand (NOW)	$130,608	2.17%	$95,180	1.65%	$73,990	0.69%

Savings and MMDAs	$179,425	2.25%	$190,036	2.01%	$190,562	1.20%

Time	$117,178	3.88%	$116,787	3.15%	$121,067	2.02%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2007:

Three months or less	$29,632

Over three months through twelve months	34,161

Over twelve months	5,691

Total	$69,484

Short-Term Borrowings

Short-term borrowings at December 31, 2007 and 2006 consisted of secured borrowings from the U.S. Treasury in the amounts of $878,000 and $858,000, respectively.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  Additionally, at December 31, 2007, the Bank had Federal Funds purchased in the amount of $5,069,000.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2007, the Company had a current collateral borrowing capacity from the FHLB of $95,555,000.  The Company also has unsecured formal lines of credit totaling $25,700,000 with correspondent banks.

Long-Term Borrowings

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $9,885,000 and $10,124,000, respectively, at December 31, 2007 and 2006.  Such advances ranged in maturity from 0.4 years to 1.3 years at a weighted average interest rate of 2.90% at December 31, 2007.  Maturity ranged from 1.4 years to 2.3 years at a weighted average interest rate of 2.91% at December 31, 2006.  Average outstanding balances were $10,008,000 and $10,776,000, respectively, during 2007 and 2006.  The weighted average interest rate paid was 2.91% in 2007 and 3.15% in 2006.

Results of Operations

Net Income

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net income for the year ended December 31, 2007, was $7,281,000, representing a decrease of $1,529,000, or 17.4%, over net income of $8,810,000 for the year ended December 31, 2006.  The decrease in net income is principally attributable to an increase of $4,060,000 in the provision for loan losses, a $1,788,000 decrease in net interest income, an increase of $244,000 in data processing expense and a $489,000 increase in other operating expense, which was partially offset by an increase of $1,871,000 in other operating income, a $1,215,000 decrease in salaries and employee benefits, and a $2,032,000 decrease in the provision for income taxes.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net income for the year ended December 31, 2006, was $8,810,000, representing an increase of $122,000, or 1.4%, over net income of $8,688,000 for the year ended December 31, 2005.  The increase in net income is principally attributable to a $3,471,000 increase in net interest income, which was partially offset by a decrease of $431,000 in other operating income, a $1,539,000 increase in salaries and employee benefits, an increase of $135,000 in the provision for loan losses, a $437,000 increase in occupancy and equipment, an increase of $175,000 in data processing, a $158,000 increase in advertising, and a $377,000 increase in the provision for income taxes.

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period. The $1,788,000 decrease in the Bank’s net interest income in 2007 from 2006 was due to the effects of a higher level of core deposits and higher funding costs, lower loan rates and lower loan fees, which were partially offset by strong commercial and real estate loan volumes combined with higher levels of investment securities.  The $3,471,000 increase in the Bank’s net interest income in 2006 from 2005 was due to the effects of a higher level of core deposits and strong commercial and real estate loan volumes, combined with higher funding costs. The “Analysis of Changes in Interest Income and Interest Expense” set forth on page 31 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume.  Another factor that affected the net interest income was the average earning asset to average total asset ratio.  This ratio was 91.6% in 2007, 91.2% in 2006 and 91.1% in 2005.

Interest income on loans (including loan fees) was $41,488,000 for 2007, representing a decrease of $406,000, or 1.0%, from $41,894,000 for 2006.  This compared to an increase in 2006 of $6,056,000, or 16.9%, greater than loan interest income earned in 2005.  The decreased interest income on loans in 2007 over 2006 was the result of a 13 basis point decrease in loan interest rates, combined with a decrease of approximately $544,000 in loan fees, which was partially offset by a 2.1% increase in loan volume.  Loan fee comparisons were impacted by a net increase in deferred loan fees and costs of $196,000 in 2007, a net decrease of $355,000 in 2006, and a net decrease of $373,000 in 2005.

Average outstanding federal funds sold fluctuated during this period, ranging from $52,359,000 in 2007 to $61,904,000, in 2006 and $81,948,000 in 2005.  At December 31, 2007, federal funds sold were $46,940,000.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations. Federal funds sold yields were 5.08%, 4.82% and 3.16% for 2007, 2006 and 2005, respectively.

The average total level of investment securities increased $21,276,000 in 2007 to $86,046,000 from $64,770,000 in 2006 and increased $16,392,000 in 2006 to $64,770,000 from $48,378,000 in 2005.  The level of interest income attributable to investment securities increased to $4,060,000 in 2007 from $3,084,000 in 2006 and $3,084,000 in 2006 from $2,396,000 in 2005, due to the effects of interest rates and volume.  The Bank’s strategy for this period emphasized the use of the investment portfolio to maintain the Bank’s increased loan demand.  The Bank intends to continue to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide higher cash flow for reinvestment in a higher interest rate instrument.  Investment securities yields were 4.72%, 4.76% and 4.95% for 2007, 2006 and 2005, respectively.

Total interest expense increased to $11,738,000 in 2007 from $9,426,000 in 2006, and increased to $9,426,000 in 2006 from $5,729,000 in 2005, representing a 24.5% increase in 2007 over 2006 and a 64.5% increase in 2006 over 2005.  The increase in total interest expense from 2007 to 2006 was due to increases in volume combined with increases in interest rates paid on deposits.  The increase in total interest expense from 2006 to 2005 was due to increases in volume combined with increases in interest rates paid on deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2007		2006		2005

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$185,563	30.3%	$187,766	31.9%	$184,171	32.3%

Interest-Bearing Demand (NOW)	130,608	21.3%	95,180	16.1%	73,990	13.0%

Savings and MMDAs	179,425	29.3%	190,036	32.2%	190,562	33.4%

Time	117,178	19.1%	116,787	19.8%	121,067	21.3%

Total	$612,774	100.0%	$589,769	100.0%	$569,790	100.0%

The three years ended December 31, 2007 have been characterized by fluctuating interest rates.  Loan rates decreased and deposit rates increased in 2007 and loan rates and deposit rates both increased in 2006 and 2005.  The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds decreased 66 basis points in the period from 2007 to 2006 and increased 7 basis points in the period from 2006 to 2005.

The Bank’s net interest margin (net interest income divided by average earning assets) was 5.80% in 2007, 6.36% in 2006, and 6.01% in 2005. The decrease in net interest margin was due to a higher cost of funds, the continued steepening of the yield curve and a slow down in mortgage originations and was partially offset by increased loan and investment securities volume.  Going forward into the first half of 2008, it is Bank management’s belief that net interest income and net interest margin will continue to fluctuate due to the unstable Federal Funds Rate.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses increased to $4,795,000 in 2007 from $735,000 in 2006, primarily as a result of loan growth and loan quality in the Bank’s loan portfolio.  The amount of loans charged-off increased in 2007 to $3,060,000 from $1,060,000 in 2006, and recoveries increased to $780,000 in 2007 from $769,000 in 2006.  The increase in charge-offs was due, for the most part, to an increase in charge-offs of commercial loans, real estate mortgage loans, real estate construction loans and installment loans to individuals.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2007 was 2.13% compared to 1.73% at December 31, 2006.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2007 was 70% compared to 243% at December 31, 2006.

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

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held for sale and gains on other real estate owned.  Service charges on deposit accounts increased $630,000 in 2007 over 2006 and $420,000 in 2006 over 2005.  The increase in 2007 was due, for the most part, to increased service charges on regular and business checking accounts.  Realized gains on sale of investment securities increased $638,000 in 2007 over 2006 and decreased $15,000 in 2006 over 2005.  The increase in 2007 was due to the sale of securities.  Net realized gains on loans held-for-sale increased $196,000 in 2007 over 2006 and decreased $718,000 in 2006 over 2005.  The increase in 2007 was due, for the most part, to an increase in sold loans.  Gains on other real estate owned increased $347,000 in 2007 over 2006 and decreased $317,000 in 2006 over 2005.  The increase in 2007 was due to the sale of previously foreclosed residential properties.  Other income increased $60,000 in 2007 over 2006 and increased $199,000 in 2006 over 2005.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising, and other expenses.  Other operating expenses decreased to $28,803,000 in 2007 from $29,219,000 in 2006, and increased to $29,219,000 in 2006 from $26,813,000 in 2005, representing a decrease of $416,000, or 1.4% in 2007 over 2006, and an increase of $2,406,000, or 9.0% in 2006 over 2005.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:
	2007 over 2006		2006 over 2005

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$(1,215)	(7.0%)	$1,539	9.7%

Occupancy and Equipment	(19)	(0.5%)	437	13.5%

Data Processing	244	17.6%	175	14.5%

Stationery and Supplies	36	6.9%	43	8.9%

Advertising	(9)	(1.0%)	158	21.5%

Directors Fees	58	35.8%	34	26.6%

Other Expense	489	9.5%	20	0.4%

Total	$(416)	(1.4%)	$2,406	9.0%

In 2007, salaries and employee benefits decreased $1,215,000 to $16,240,000 from $17,455,000 for 2006.  This decrease was due, for the most part, to decreases incentive compensation and profit sharing payments, which was partially offset by increases in regular salaries, stock compensation expense, retirement compensation expense and group insurance.  Increases in the data processing area were attributed to continued emphasis on Internet-related products and security services and network improvements.  Increases in stationary and supplies were attributed to an increase in the usage of office supplies.  Increases in director fees were due to increased directors’ meetings.

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

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings.  In 2007, taxes decreased $2,032,000 to $3,137,000 from $5,169,000 for 2006.  In 2006, taxes increased $377,000 to $5,169,000 from $4,792,000 for 2005.  The Bank’s effective tax rate was 30%, 37%, and 36%, for the years ended December 31, 2007, 2006 and 2005, respectively.  Non-taxable municipal bond income was $1,271,000, $636,000, and $562,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has adjusted to these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2007, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 80.2% on December 31, 2007, 79.6% on December 31, 2006, and 79.2% on December 31, 2005. At December 31, 2007 and 2006, the Bank’s ratio of core deposits to total assets was 77.9% and 78.5%, respectively.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity position decreased slightly in 2007; management believes that it remains adequate.  This is best illustrated by the change in the Bank’s net non-core and net short-term non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2007, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was 0.09%, compared to 0.05% in 2006.  The Bank’s net short-term non-core funding dependence ratio, non-core funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled –1.78% at the end of 2007, compared to -2.29% at year-end 2006.  These ratios indicated at December 31, 2007, the Bank had minimal reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following table presents, as of December 31, 2007, the Company’s significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$506,776	506,776	—	—	—
Certificates of Deposit (a)	115,895	106,502	7,310	2,074	9
Short-Term Borrowings (a)	5,947	5,947	—	—	—
Long-Term Borrowings (b)	9,923	5,432	4,491	—	—
Operating Leases	5,037	1,144	1,751	999	1,143
Purchase Obligations	1,541	1,541	—	—	—
Total	$645,119	627,342	13,552	3,073	1,152

(a)Excludes interest
(b)Includes interest on fixed rate obligations.

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

The Company’s long-term borrowing consists of FHLB fixed-rate obligations.  FHLB advances are collateralized by qualifying residential real estate loans and commercial loans.

The Company’s borrowed funds consist of secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  Additionally, at December 31, 2007 the Bank had Federal Funds purchased.

The following table details the amounts and expected maturities of commitments as of December 31, 2007 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$79,512	71,436	6,557	1,195	324
Agriculture	34,018	28,777	4,939	302	—
Real Estate Mortgage	59,745	8,903	9,141	17,400	24,301
Real Estate Construction	38,815	33,458	820	—	4,537
Installment	2,184	1,334	850	—	—
Commitments to sell loans	250	250	—	—	—
Standby Letters of Credit	15,188	12,775	2,413	—	—
Total	$229,712	156,933	24,720	18,897	29,162

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows (amounts in thousands):

	2007	2006

Undisbursed loan commitments	$214,274	$198,200
Standby letters of credit	15,188	12,222
Commitments to sell loans	250	700

	$229,712	$211,122

The Bank expects its liquidity position to remain strong in 2008 as the Bank expects to continue to grow into existing and new markets.  The stock market has fluctuated this past year and, while the Bank did not experience a significant outflow of deposits, the potential of additional outflows still exists if the stock market improves.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2008.

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2007, stockholders’ equity totaled $64.0 million, an increase of $2.0 million from $62.0 million at December 31, 2006.  An important source of capital is earnings retention.  Net income of $7.3 million in 2007, offset by stock repurchases of $6.9 million, was the primary factor contributing to the increase.  Also affecting capital in 2007 was paid in capital in the amount of $1.2 million resulting from stock options exercised, stock plan accruals and related tax benefits, and an increase in other comprehensive income of $0.3 million, consisting of unrealized gains on investment securities available-for-sale.  The Bank’s Tier 1 Leverage Capital ratio at year-end 2007 was 9.0% and was also 9.0% for 2006.

On June 22, 2007, the Company approved a stock repurchase program effective June 22, 2007 to replace the Company’s previous stock purchase plan that commenced May 1, 2006. The stock repurchase program, which will remain in effect until June 21, 2009, allows repurchases by the Company in an aggregate of up to 4.0% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  The Company’s previous stock purchase plan had allowed repurchases by the Company in an aggregate of up to 2.5% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  During 2007, the Bank paid $6.0 million in dividends to the Company to fund the repurchase of 370,716 shares of the Company’s outstanding common stock.  During 2006, the Bank paid $2.5 million in dividends to the Company to fund the repurchase of 155,678 shares of the Company’s outstanding common stock.  The purpose of the stock repurchase program is to give management the ability to more effectively manage capital and create liquidity for shareholders who want to sell their stock.  Management believes that the stock repurchase program has been a prudent use of excess capital.

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

Interest Rate Sensitivity Analysis at December 31, 2007
(Dollars in thousands)

Expected Maturity/Repricing/Principal Payment
In Thousands	Within 1 Year	1 Year to 3 Years	3 Years to 5 Years	After 5 Years	Total Balance	Fair Value
Interest-Sensitive Assets:
Federal funds sold	$46,940	—	—	—	46,940	46,940
Average interest rate	3.88%	—	—	—	3.88%	—
Due from interest bearing	$25,500	2,500	—	—	28,000	28,000
Average interest rate	4.58%	4.91%	—	—	4.61%	—
Fixed rate securities	$10,856	30,400	3,757	29,836	74,849	74,849
Average interest rate	5.26%	5.27%	5.27%	6.40%	5.72%	—
Other equity securities	—	—	—	2,199	2,199	2,199
Average interest rate	—	—	—	4.88%	4.88%	—
Fixed rate loans (1)	$42,279	37,432	27,030	25,199	131,940	131,882
Average interest rate	6.91%	7.29%	7.46%	6.23%	7.00%	—
Variable rate loans (1)	$171,131	65,021	44,390	85,489	366,031	365,523
Average interest rate	7.95%	7.64%	7.56%	7.42%	7.72%	—
Loans held-for-sale	$1,343	—	—	—	1,343	1,343
Average interest rate	5.49%	—	—	—	5.49%	—

Interest-Sensitive Liabilities:
NOW account deposits (2)	$8,078	12,403	8,341	106,559	135,381	109,088
Average interest rate	0.30%	0.30%	0.30%	0.30%	0.30%	—
Money market deposits (2)	$14,354	21,530	15,550	68,179	119,613	108,928
Average interest rate	0.35%	0.35%	0.35%	0.35%	0.35%	—
Savings deposits (2)	$5,852	8,779	5,852	38,041	58,524	48,946
Average interest rate	0.80%	0.80%	0.80%	0.80%	0.80%	—
Certificates of deposit	$106,499	7,312	2,074	10	115,895	117,076
Average interest rate	3.73%	3.93%	4.40%	3.05%	3.76%	—

Borrowed funds	$10,947	4,885	—	—	15,832	15,849
Average interest rate	3.39%	3.14%	—	—	3.32%	—

Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend	—	—	—	—	$214,274	1,607
Standby letters of credit	—	—	—	—	$15,188	152

(1)Based upon contractual maturity dates and interest rate repricing.

(2)NOW, money market and savings deposits do not carry contractual maturity dates.  The actual maturities of NOW, money market and savings deposits could vary substantially if future withdrawals differ from the Company’s historical experience.

At December 31, 2007, federal funds sold of $46.9 million with a yield of 3.88%, due from banks of $25.6 million with a weighted-average yield of 4.58% and investments of $10.9 million with a weighted-average, tax equivalent yield of 5.26% were scheduled to mature within one year.  In addition, net loans (including loans held-for-sale) of $214.8 million with a weighted-average yield of 7.73% were scheduled to mature or reprice within the same time-frame.  Overall, interest-earning assets scheduled to mature within one year totaled $298.0 million with a weighted-average, tax-equivalent yield of 6.90%.  With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits of $28.3 million with a weighted-average cost of 0.43% were scheduled to mature within one year.  Certificates of deposit totaling $106.5 million with a weighted-average cost of 3.73% were scheduled to mature in the same time-frame. In addition, borrowed funds totaling $10.9 million with a weighted-average cost of 3.39% were scheduled to mature within one year.  Total interest-bearing liabilities scheduled to mature within one year equaled $145.7 million with a weighted-average cost of 3.06%.

Historical withdrawal patterns with respect to interest-bearing and non-interest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease.  Loan information is presented based on payment due dates and repricing dates, which may differ materially from actual results due to prepayments.

The Bank seeks to control IRR by matching assets and liabilities.  One tool used to ensure market rate return is variable rate loans.  Loans totaling $214.8 million or 43.0% of the total loan portfolio (including loans held-for-sale)   at December 31, 2007 are subject to repricing within one year.  Loan maturities in the after five year category increased to $110.7 million at December 31, 2007 from $93.9 million at December 31, 2006.

The Bank is required by FASB 115 to mark to market the Available-for-Sale investments at the end of each quarter.  Mark to market adjustments resulted in an increase of $338,000 in other comprehensive income as reflected in the December 31, 2007 consolidated balance sheet.  Mark to market adjustments during the year ended December 31, 2006 resulted in a reduction of $112,000 in other comprehensive income.  These adjustments were the result of fluctuating interest rates.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information set forth on pages 51 through 89 in this Annual Report is incorporated herein by reference.

Financial Statements Filed:

Management’s Report	Page 48

Reports of Independent Registered Public Accounting Firms	Page 49

Consolidated Balance Sheets as of December 31, 2007 and 2006	Page 51

Consolidated Statements of Operations for Years ended December 31, 2007, 2006, and 2005	Page 52

Consolidated Statements of Stockholders' Equity and Comprehensive Income for Years ended December 31, 2007, 2006, and 2005	Page 53

Consolidated Statements of Cash Flows for Years ended December 31, 2007, 2006, and 2005	Page 54

Notes to Consolidated Financial Statements	Page 55

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2007.

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

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include, as necessary, best estimates and judgments by management.  MOSS ADAMS LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and the effectiveness of the Company’s of internal control over financial reporting as of December 31, 2007, as stated in their report, which is included herein.
70

/s/ Owen J. Onsum

Owen J. Onsum
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Louise A. Walker

Louise A. Walker
Senior Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

March 14, 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of  First Northern Community Bancorp and subsidiary (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2007.   We have also audited First Northern Community Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Northern Community Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Northern Community Bancorp and subsidiary as of December 31, 2007and 2006 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.    Also, in our opinion First Northern Community Bancorp maintained, in all material respects, effective   internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

As discussed in notes 1 and 12 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standard (SFAS) No. 123(R), Share –Based Payments.

/s/ MOSS ADAMS LLP

Stockton, California
March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of First Northern Community Bancorp and subsidiary for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Northern Community Bancorp and subsidiary for year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Sacramento, California
March 15, 2006

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2007 and 2006
(in thousands, except share amounts)

	2007	2006
Assets

Cash and due from banks	$52,090	$35,531
Federal funds sold	46,940	62,470
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $2,016 and $3,935, respectively)	74,849	74,180
Loans, net	497,971	475,549
Loans held-for-sale	1,343	4,460
Stock in Federal Home Loan Bank and other equity securities, at cost	2,199	2,093
Premises and equipment, net	7,872	8,060
Other real estate owned	879	375
Other assets	25,752	22,507

Total assets	$709,895	$685,225

Liabilities and Stockholders' Equity
Deposits:
Demand	$193,258	$197,498
Interest-bearing transaction deposits	135,381	117,620
Savings and MMDAs	178,137	175,128
Time, under $100,000	46,411	47,137
Time, $100,000 and over	69,484	66,299

Total Deposits	622,671	603,682
FHLB advances and other borrowings	15,832	10,981
Accrued interest payable and other liabilities	7,417	8,572

Total Liabilities	645,920	623,235

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 8,169,772 and 7,980,952 shares issued and outstanding in 2007 and 2006, respectively;	50,956	45,726
Additional paid-in capital	977	977
Retained earnings	12,209	15,792
Accumulated other comprehensive loss, net	(167)	(505)
Total stockholders’ equity	63,975	61,990
Commitments and contingencies
Total liabilities and stockholders’ equity	$709,895	$685,225

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005 (in thousands, except share amounts)

	2007	2006	2005
Interest income:
Interest and fees on loans	$41,488	$41,894	$35,838
Federal funds sold	2,660	2,986	2,587
Due from interest bearing	273	—	—
Investment securities:
Taxable	2,789	2,448	1,834
Non-taxable	1,271	636	562
Other earning assets	113	106	81

Total interest income	48,594	48,070	40,902

Interest expense:
Time deposits $100,000 and over	3,019	2,315	1,452
Other deposits	8,406	6,748	3,782
Other borrowings	313	363	495

Total interest expense	11,738	9,426	5,729

Net interest income	36,856	38,644	35,173

Provision for loan losses	4,795	735	600

Net interest income after provision
for loan losses	32,061	37,909	34,573

Other operating income:
Service charges on deposit accounts	3,450	2,820	2,400
Net realized gains on available-for-sale securities	638	—	15
Net realized gains on loans held-for-sale	241	45	763
Net realized gains on other real estate owned	353	6	323
Other income	2,478	2,418	2,219

Total other operating income	7,160	5,289	5,720

Other operating expenses:
Salaries and employee benefits	16,240	17,455	15,916
Occupancy and equipment	3,654	3,673	3,236
Data processing	1,628	1,384	1,209
Stationery and supplies	560	524	481
Advertising	885	894	736
Directors fees	220	162	128
Other	5,616	5,127	5,107

Total other operating expenses	28,803	29,219	26,813

Income before income tax expense	10,418	13,979	13,480

Provision for income tax expense	3,137	5,169	4,792

Net income	$7,281	$8,810	$8,688

Basic income per share	$0.83	$0.98	$0.96

Diluted income per share	$0.80	$0.94	$0.92

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share amounts)
						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
Description	Shares	Amounts	Income	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2004	7,202,334	$32,848		$977	$17,091	$985	$51,901

Comprehensive income:
Net income			$8,688		$8,688		$8,688
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $615			(923)
Reclassification adjustment due to gains realized, net of tax effect of $6			9
Directors’ and officers’ retirement plan equity adjustments			48
Total other comprehensive loss, net of tax effect of $609			(866)			(866)	(866)
Comprehensive income			$7,822
6% stock dividend	432,132	6,158			(6,158)		—
Cash in lieu of fractional shares					(15)		(15)
Stock-based compensation and related tax benefits		554					554
Common shares issued, including tax benefits	99,262	394					394
Stock repurchase and retirement	(174,969)	(3,854)					(3,854)
Balance at December 31, 2005	7,558,759	36,100		977	19,606	119	56,802

Comprehensive income:
Net income			$8,810		8,810		8,810
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $75			(112)
Total other comprehensive loss, net of tax effect of $75			(112)			(112)	(112)
Comprehensive income			$8,698
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $341						(512)	(512)

6% stock dividend	455,472	12,525			(12,525)		—
Cash in lieu of fractional shares					(15)		(15)
Accrued compensation					(84)		(84)
Stock-based compensation and related tax benefits		817					817
Common shares issued, including tax benefits	122,399	472					472
Stock repurchase and retirement	(155,678)	(4,188)					(4,188)
Balance at December 31, 2006	7,980,952	45,726		977	15,792	(505)	61,990

Comprehensive income:
Net income			$7,281		7,281		7,281
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $30			(45)
Reclassification adjustment due to gains realized, net of tax effect of $255			383
Total other comprehensive income, net of tax effect of $225			338			338	338
Comprehensive income			$7,619
6% stock dividend	476,976	10,851			(10,851)		—
Cash in lieu of fractional shares					(13)		(13)
Stock-based compensation and related tax benefits		705					705
Common shares issued, including tax benefits	82,560	525					525
Stock repurchase and retirement	(370,716)	(6,851)					(6,851)
Balance at December 31, 2007	8,169,772	$50,956		$977	$12,209	$(167)	$63,975

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share amounts)

	2007	2006	2005

Cash flows from operating activities:
Net income	$7,281	$8,810	$8,688
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	4,795	735	600
Stock plan accruals	523	395	286
Tax benefit for stock options	182	422	268
Depreciation and amortization	1,112	1,041	1,016
Accretion and amortization, net	(149)	(96)	25
Net realized gains on available-for-sale securities	(638)	—	(15)
Net realized gains on loans held-for-sale	(241)	(45)	(763)
Gain on sale of OREO	(353)	(6)	(323)
Gain on sale of bank premises and equipment	(2)	—	(5)
Benefit from deferred income taxes	(2,085)	(503)	(666)
Proceeds from sales of loans held-for-sale	36,776	38,386	62,428
Originations of loans held-for-sale	(36,310)	(38,361)	(62,386)
Decrease in deferred loan origination fees and costs, net	(196)	(355)	(372)
Increase in accrued interest receivable and other assets	(1,203)	(2,016)	(1,707)
(Decrease) increase in accrued interest payable and other liabilities	(1,155)	1,477	2,135

Net cash provided by operating activities	8,337	9,884	9,209

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	14,205	12,900	10,755
Proceeds from sales of available-for-sale securities	20,140	—	405
Principal repayments on available-for-sale securities	3,461	1,989	655
Purchase of available-for-sale securities	(37,125)	(42,503)	(6,677)
Net (increase) decrease in other interest earnings assets	(106)	38	(305)
Net increase in loans	(24,633)	(19,975)	(26,855)
Purchases of bank premises and equipment	(924)	(790)	(1,892)
Proceeds from sale of bank premises and equipment	2	—	5
Proceeds from sale of other real estate owned	353	6	323

Net cash used in investing activities	(24,627)	(48,335)	(23,586)

Cash flows from financing activities:
Net increase in deposits	18,989	21,901	24,595
Net increase (decrease) in FHLB advances and other borrowings	4,851	(3,988)	(487)
Cash dividends paid in lieu of fractional shares	(13)	(15)	(15)
Common stock issued	525	472	394
Tax benefit for stock options	(182)	(422)	(268)
Repurchase of common stock	(6,851)	(4,188)	(3,854)

Net cash provided by financing activities	17,319	13,760	20,365

Net change in cash and cash equivalents	1,029	(24,691)	5,988

Cash and cash equivalents at beginning of year	98,001	122,692	116,704

Cash and cash equivalents at end of year	$99,030	$98,001	$122,692

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005 (in thousands, except share amounts)

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

Derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities are recognized as either assets or liabilities in the balance sheet and measured at fair value.  The Company did not hold any derivatives at December 31, 2007 and 2006.

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

The allowance for loan losses is established through a provision charged to expense. Loan losses are charged off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts on evaluations of collectability and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers’ ability to pay. While management uses these evaluations to determine the allowance for loan losses, additional provisions may be necessary based on changes in the factors used in the evaluations.

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

(f)	Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed substantially by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the estimated useful lives of the improvements or the terms of the related leases, whichever is shorter. The useful lives used in computing depreciation are as follows:

Buildings and improvements	15 to 50 years
Furniture and equipment	3 to 10 years

(g)	Other Real Estate Owned

Other real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Fair value of other real estate owned is generally determined based on an appraisal of the property. Any subsequent operating expenses or income, reduction in estimated values and gains or losses on disposition of such properties are included in other operating expenses.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2007, 2006 and 2005 for cash proceeds equal to the fair value of the loans.

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

The Company had mortgage loans held-for-sale of $1,343 and $4,460 at December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, the Company serviced real estate mortgage loans for others of $116,310 and $112,742, respectively.

Mortgage servicing rights as of December 31, 2007 were $956.  The balance as of December 31, 2006 was $945.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company issues new shares of common stock upon the exercise of stock options.  See Note 12 of Notes to Consolidated Financial Statements (page 74).

(l)	Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  See Note 9 of Notes to Consolidated Financial Statements (page 72).

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

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Interpretation on January 1, 2007.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003.  The Company will recognize interest and penalties accrued related to unrecognized tax benefits/liabilities in income tax expense.  The implementation of FIN 48 required the Company to recognize a $40 increase in the liability for unrecognized tax benefits.

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

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities. No aggregate reserves were required at December 31, 2007 and 2006. The Bank has met its average reserve requirements during 2007 and 2006 and the minimum required balance at December 31, 2007 and 2006.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2007 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available for sale:
U.S. Treasury securities	$249	$14	$—	$263
Securities of U.S. government agencies and corporations	19,960	189	(10)	20,139
Obligations of states and political subdivisions	36,675	446	(64)	37,057
Mortgage backed securities	17,278	116	(4)	17,390

Total debt securities	$74,162	$765	$(78)	$74,849

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2006 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available for sale:
U.S. Treasury securities	$249	$4	$—	$253
Securities of U.S. government agencies and corporations	31,887	77	(261)	31,703
Obligations of states and political subdivisions	29,836	382	(25)	30,193
Mortgage backed securities	12,084	23	(76)	12,031

Total debt securities	$74,056	$474	$(350)	$74,180

Gross realized gains from sales of available-for-sale securities were $638, $0 and $15 for the years ended December 31, 2007, 2006 and 2005, respectively.  Gross realized losses from sales of available-for-sale securities were $-0- for each of the years ended December 31, 2007, 2006 and 2005.

The amortized cost and estimated market value of debt and other securities at December 31, 2007, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated market value

Due in one year or less	$9,863	9,887
Due after one year through five years	17,082	17,322
Due after five years through ten years	15,057	15,279
Due after ten years	32,160	32,361

	$74,162	74,849

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities totaling $15,423.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2007, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$—	$—	$5,981	$(10)	$5,981	$(10)
Obligations of states and political subdivisions	8,341	(56)	979	(8)	9,320	(64)

Mortgage backed securities	1,759	(4)	79	—	1,838	(4)

Total	$10,100	$(60)	$7,039	$(18)	$17,139	$(78)

No decline in value was considered “other than temporary” during 2007.  The unrealized losses on investments in U.S. government agency securities were caused by market interest rate increases that occurred after these securities were purchased.  Twenty-one securities that had a fair market value of $10,100 and a total unrealized loss of $60 have been in an unrealized loss position for less than twelve months as of December 31, 2007.  In addition, ten securities with a fair market value of $7,039 and a total unrealized loss of $18 that have been in an unrealized loss position for more than twelve months as of December 31, 2007.  Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Investment securities carried at $23,360 and $26,675 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Bank’s loan portfolio at December 31,  is as follows:
	2007	2006

Commercial	$114,957	99,138
Agriculture	37,647	39,346
Real estate:
Mortgage	257,647	231,920
Construction	94,090	108,795
Installment and other loans	5,461	5,470

	509,802	484,669
Allowance for loan losses	(10,876)	(8,361)
Net deferred origination fees and costs	(955)	(759)

Loans, net	$497,971	475,549

As of December 31, 2007, approximately 18% of the Bank’s loans are for real estate construction. Additionally approximately 51% of the Bank’s loans are mortgage type loans which are secured by residential real estate. Approximately 30% of the Bank’s loans are for general commercial uses including professional, retail, agricultural and small businesses. Generally, real estate loans are secured by real property and other loans are secured by funds on deposit, business or personal assets. Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans. The Bank’s access to this collateral is through foreclosure and/or judicial procedures. The Bank’s exposure to credit loss if the real estate or other security proved to be of no value is the outstanding loan balance.

Loans that were sold and were being serviced by the Bank totaled approximately $116,310 and $112,742 at December 31, 2007 and 2006, respectively.

In September 2007, the Bank transferred approximately $2,892 from its loans held-for-sale portfolio to its loans held-for-investment portfolio.

Non-accrual loans totaled approximately $15,173, $3,399 and $2,073 at December 31, 2007, 2006 and 2005, respectively. If interest on these non-accrual loans had been accrued, such income would have approximated $814, $280 and $101 during the years ended December 31, 2007, 2006 and 2005, respectively.  The average outstanding balance of non-accrual loans was approximately $7,822, $2,710 and $3,221, on which $73, $113 and $100 of interest income was recognized for the years ended December 31, 2007, 2006 and 2005, respectively.

Loans 90 days past due and still accruing totaled approximately $263 and $37 at December 31, 2007 and 2006, respectively.

The Bank did not restructure any loans in 2007 or 2006.

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. Impaired loans totaled approximately $15,173 and $3,399 at December 31, 2007 and 2006, respectively, and had related valuation allowances of approximately $272 and $122 at December 31, 2007 and 2006, respectively.  The average outstanding balance of impaired loans was approximately $7,822 and $2,710 for the years ended December 31, 2007 and 2006, respectively.

Loans in the amount of $169,648 and $161,222 at December 31, 2007 and 2006, respectively, were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

	2007	2006	2005

Balance, beginning of year	$8,361	7,917	7,445
Provision for loan losses	4,795	735	600
Loans charged-off	(3,060)	(1,060)	(855)
Recoveries of loans previously charged-off	780	769	727

Balance, end of year	$10,876	8,361	7,917
Changes in the allowance for loan losses for the following years ended December 31, are summarized as follows:

(5)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2007	2006

Land	$2,718	$2,718
Buildings	4,477	4,484
Furniture and equipment	10,634	10,325
Leasehold improvements	1,755	1,539

	19,584	19,066
Less accumulated depreciation and amortization	11,712	11,006

	$7,872	$8,060

Depreciation and amortization expense, included in occupancy and equipment expense, was $1,112, $1,041 and $1,016 for the years ended December 31, 2007, 2006 and 2005, respectively.

(6)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2007	2006

Accrued interest	$3,636	$3,832
Software, net of amortization	387	346
Officer’s Life Insurance	10,408	9,995
Prepaid and other	3,842	2,900
Investment in Limited Partnerships	1,604	1,747
Deferred tax assets, net (see note 8)	5,875	3,687

	$25,752	$22,507

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, was $235, $243 and $248 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Bank held other real estate owned (OREO) in the amount of $879 and $375 as of December 31, 2007 and 2006, respectively.  The Bank had no allowance for losses on OREO recorded for these years.

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

Additionally, the Company and the Bank adopted a new supplemental executive retirement plan (“SERP”) in 2006.  The new plan is intended to integrate the various forms of retirement payments offered to executives.  There are currently three participants in the plan.

The plan benefit is calculated using 3-year average salary plus 7-year average bonus (average compensation).  For each year of service the benefit formula credits 2% of average compensation (2.5% for the CEO) up to a maximum of 50%.  Therefore, for an executive serving 25 years (20 for the CEO), the target benefit is 50% of average compensation.

The target benefit is reduced for other forms of retirement income provided by the Bank.  Reductions are made for 50% of the social security benefit expected at age 65 and for the accumulated value of contributions the Bank makes to the executive’s profit sharing plan.  For purposes of this reduction, contributions to the profit sharing plan are accumulated each year at a 3-year average of the yields on 10-year treasury securities.  Retirement benefits are paid monthly for 120 months, plus 6 months for each full year of service over 10 years, up to a maximum of 180 months.

Reduced benefits are payable for retirement prior to age 65.  Should retirement occur prior to age 65, the benefit determined by the formula described above is reduced 5% for each year payments commence prior to age 65.  Therefore, the new SERP benefit is reduced 50% for retirement at age 55.  No benefit is payable for voluntary terminations prior to age 55.

Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.

The Bank uses a December 31 measurement date for these plans.
	For the Year Ended December 31,
	2007	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$2,040	$1,079	$885
Service cost	121	183	160
Interest cost	115	65	53
Amendments	—	798	—
Plan loss (gain)	88	(40)	(19)
Benefits Paid	(54)	(45)	—
Benefit obligation at end of year	$2,310	$2,040	$1,079

Change in plan assets
Employer Contribution	$54	$45	$—
Benefits Paid	(54)	(45)	—
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(2,310)	$(2,040)	$(1,079)
Unrecognized net plan loss (gain)	68	(19)	21
Unrecognized prior service cost	846	933	148
Net amount recognized	$(1,396)	$(1,126)	$(910)

Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability	$(2,310)	$(2,040)	$(1,079)
Intangible asset	—	—	148
Accumulated other comprehensive income	914	914	21
Net amount recognized	$(1,396)	$(1,126)	$(910)

	For the Year Ended December 31,
	2007	2006	2005

Components of net periodic benefit cost
Service cost	$121	$183	$160
Interest cost	115	65	54
Amortization of prior service cost	88	13	13
Net periodic benefit cost	324	261	227
Additional amounts recognized	—	—	—
Total benefit cost	$324	$261	$227

Additional Information
Minimum benefit obligation at year end	$2,310	$2,040	$1,079
Increase (decrease) in minimum liability included in other comprehensive income	$539	$893	$(19)

Assumptions used to determine benefit obligations at December 31	2007	2006	2005

Discount rate used to determine net periodic benefit cost for years ended December 31	5.40%	5.30%	5.10%

Discount rate used to determine benefit obligations at December 31	5.40%	5.40%	5.30%

Future salary increases	6.00%	6.00%	—

Plan Assets

The Bank informally funds the liabilities of the Salary Continuation Plan through life insurance purchased on the lives of plan participants.  This informal funding does not meet the definition of plan assets within the meaning of pension accounting standards.  Therefore, assets held for this purpose are not disclosed as part of the Salary Continuation Plan.

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $54 benefit payments during fiscal 2007. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2008	$54
2009	54
2010	180
2011	180
2012	180
2013-2017	1,164

Disclosure of settlements and curtailments:

There were no events during fiscal 2007 that would constitute a curtailment or settlement within the meaning of SFAS No. 88.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2007	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$469	$402	$347
Service cost	58	54	73
Interest cost	27	24	21
Plan loss (gain)	—	4	(23)
Benefits paid	(15)	(15)	(15)
Benefit obligation at end of year	$539	$469	$403

Change in plan assets
Employer contribution	$15	$15	$15
Benefits paid	(15)	(15)	(15)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(539)	$(469)	$(403)
Unrecognized net plan loss	50	50	47
Net amount recognized	$(489)	$(419)	$(356)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(539)	$(469)	$(403)
Accumulated other comprehensive income	50	50	47
Net amount recognized	$(489)	$(419)	$(356)

	For the Year Ended December 31,
	2007	2006	2005

Components of net periodic benefit cost
Service cost	$58	$54		$73
Interest cost	27	24		21
Recognized actuarial (gain)/loss	—	1		5
Net periodic benefit cost	85	79		99
Additional amounts recognized	—	—		—
Total benefit cost	$85	$79		$99

Additional Information
Minimum benefit obligation at year end	$539	$469		$403
Increase (decrease) in minimum liability included in other comprehensive loss	$—	$3	$	(28)

Assumptions used to determine benefit obligations at December 31	2007	2006	2005

Discount rate used to determine net periodic benefit cost for years ended December 31	5.20%	5.30%	5.10%

Discount rate used to determine benefit obligations at December 31	5.20%	5.20%	5.30%

Plan Assets

The Bank informally funds the liabilities of the Directors’ Retirement Plan through life insurance purchased on the lives of plan participants.  This informal funding does not meet the definition of plan assets within the meaning of pension accounting standards.  Therefore, assets held for this purpose are not disclosed as part of the Directors’ Retirement Plan.

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $15 in benefit payments during fiscal 2007. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2008	$15
2009	30
2010	59
2011	70
2012	63
2013-2017	396

Disclosure of settlements and curtailments:

There were no events during fiscal 2007 that would constitute a curtailment or settlement within the meaning of SFAS No. 88.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, (the “2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the life of the officer.   During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2007 and 2006 totaled $1,821 and $1,758, respectively.  The accrued liability for the 2001 Executive Deferral Plan as of December 31, 2007 and 2006 totaled $233 and $252, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2007, 2006 and 2005 totaled $54, $43 and $30, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN.

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (the “2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the life of the director.   The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2007 and 2006 totaled $96 and $93, respectively.  The accrued liability for the 2001 Director Deferral Plan as of December 31, 2007 and 2006 totaled $5 and $5, respectively.  The expenses for the 2001 Director Deferral Plan for the years ended December 31, 2007, 2006 and 2005 totaled $1, $1 and $1, respectively.

(8)	Income Taxes

The provision for income tax expense consists of the following for the years ended December 31:

	2007	2006	2005

Current:
Federal	$3,939	$4,461	$4,076
State	1,283	1,211	1,382

	5,222	5,672	5,458
Deferred:
Federal	(1,769)	(112)	(488)
State	(316)	(391)	(178)

	(2,085)	(503)	(666)

	$3,137	$5,169	$4,792

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 consist of:

	2007	2006

Deferred tax assets:
Allowance for loan losses	$4,931	$3,844
Deferred compensation	434	336
Retirement compensation	775	629
Stock option compensation	629	439
Post retirement benefits	197	386
Current state franchise taxes	404	284
Non-accrual interest	44	43
Investment securities unrealized gains	140	—
Other	28	6

Deferred tax assets	7,582	5,967
Less valuation allowance	—	—

Total deferred tax assets	7,582	5,967

Deferred tax liabilities:
Fixed assets	828	1,506
FHLB dividends	214	170
Tax credit – loss on passthrough	250	212
Deferred loan costs	304	231
Investment securities unrealized gains	—	50
Other	111	111

Total deferred tax liabilities	1,707	2,280

Net deferred tax assets (see note 6)	$5,875	$3,687

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

	2007	2006	2005

Income tax expense at statutory rates	$3,542	$4,753	$4,583
Reduction for tax exempt interest	(523)	(213)	(205)
State franchise tax, net of federal income tax benefit	638	541	750
Cash surrender value of life insurance	(140)	(114)	(90)
Other	(380)	202	(246)

	$3,137	$5,169	$4,792
A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

     Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an increase for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$171
Additions for tax positions taken in the current period	—
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	40
Reductions for tax positions taken in prior years	—
Decreases related to settlements with taxing authorities	(89)
Decreases as a result of a lapse in statue of limitations	—

Balance at December 31, 2007	$122

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2008.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2007, unrecognized interest and penalties were $23 thousand.  The tax years ended December 31, 2006, 2005 and 2004 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2006, 2005, 2004 and 2003 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

(9)	Outstanding Shares and Earnings Per Share

On January 24, 2008, the Board of Directors of the Company declared a 6% stock dividend payable as of March 31, 2008 to shareholders of record as of February 29, 2008.  All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits.

Earnings Per Share (“EPS”)

	2007	2006	2005
Basic earnings per share:

Net income	$7,281	$8,810	$8,688

Weighted average common shares outstanding	8,821,290	8,958,878	9,020,678

Basic EPS	$0.83	$0.98	$0.96

Diluted earnings per share:

Net income	$7,281	$8,810	$8,688

Weighted average common shares outstanding	8,821,290	8,958,878	9,020,678
Effect of dilutive options	262,518	439,139	416,517

	9,038,808	9,398,017	9,437,195

Diluted EPS	$0.80	$0.94	$0.92
Basic and diluted earnings per share for the years ended December 31, were computed as follows:

(10)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $2,884 and $2,338 at December 31, 2007 and 2006, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2007	2006	2005

Outstanding balance, beginning of year	$273	$304	$217
Credit granted	3,005	58	626
Repayments	(579)	(89)	(539)

Outstanding balance, end of year	$2,699	$273	$304

(11)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 12 months and 1,000 hours of service are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the consolidated statements of operations, were $1,454, $1,607 and $1,569 in 2007, 2006 and 2005, respectively.

(12)	Stock Compensation Plans

The following table details the effect on net income had stock-based compensation expense been recorded for the year ended December 31, 2005 based on the fair-value method under SFAS No. 123 (dollars in thousands except per share data):

2005

Net income as reported	$8,688

Add: Stock-based employee compensation included in reported net income, net of related tax effects	286
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(367)

Net income Pro forma under SFAS No. 123	$8,607

Basic earnings per share:
As reported	$1.02

Pro forma under SFAS No. 123	$1.01

Diluted earnings per share:
As reported	$0.98

Pro forma under SFAS No. 123	$0.97

As of December 31, 2007, the Company has the following share-based compensation plans:

The Company has one fixed stock option plan. Under the 2006 Stock Incentive Plan, the Company may grant option grants, stock appreciation rights, restricted stock or stock units to an employee for an amount up to 25,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the Plan, no outside director can receive option grants, stock appreciation rights, restricted stock or stock units in excess of 3,000 total shares in any calendar year.  There are 807,963 shares authorized under the plan. The plan will terminate March 15, 2016. The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings or duration of the option. Generally, option grants vest at a rate of 25% per year after the first anniversary of the date of grant and restricted stock awards vest at a rate of 100% after four years.  Options are granted at the fair value of the related common stock on the date of grant.

    Stock option and restricted stock activity for the Company’s Stock Incentive Plan during the years indicated is as follows:

	Stock incentive plan
	Number of shares	Weighted average exercise price

Balance at December 31, 2006	549,000	$10.32
Granted	49,924	16.75
Exercised	(86,196)	7.39
Cancelled	(1,161)	16.80

Balance at December 31, 2007	511,567	$11.43

The 2006 Stock Incentive Plan permits stock-for-stock exercises of shares.  During 2007, employees tendered 20,263 (adjusted for stock options exercised before stock dividend) mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

The following table presents information on stock options and restricted stock for the year ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	86,196	$7.39	$944

Stock options fully vested and expected to vest:	511,567	$11.43	$2,936	5.52

Stock options vested and currently exercisable:	352,492	$8.92	$2,543	4.48

The aggregate intrinsic value of options exercised in calendar year 2006 and 2005 was $2,427 and $1,422, respectively.

The weighted average fair value per share of options granted during the years ended December 31 was $9.58 in 2007, $7.31 in 2006 and $3.75 in 2005.

            At December 31, 2007, the range of exercise prices for all outstanding options ranged from $0.00 to $26.18.

As of December 31, 2007, there was $547 of total unrecognized compensation related to non-vested stock options and restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

As of December 31, 2007, there was $417 of recognized compensation related to non-vested option grants and restricted stock awards.

The Company determines fair value at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the risk free interest rate, the volatility of the underlying stock and the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the following table.  The expected term of options and restricted stock granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on both the implied volatilities from the traded option on the Company’s stock and historical volatility on the Company’s stock.

For options granted prior to January 1, 2006, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility of the Company’s stock.  The Company recognized option forfeitures as they occurred.

The Company expenses the fair value of the option and restricted stock on a straight line basis over the vesting period.  The Company estimates forfeitures and only recognizes expense for those shares expected to vest.  The Company’s estimated forfeiture rate for 2007, based on historical forfeiture experience, is approximately 0.0%.

The following table shows our weighted average assumptions used in valuing stock options and restricted stock granted for the years ended December 31:

	2007	2006	2005
Risk Free Interest Rate	4.67%	4.57%	3.73%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	4.18	4.67	6.00

Expected Price Volatility	26.03%	26.39%	26.04%

    Employee Stock Purchase Plan
Under the First Northern Community Bancorp 2006 Amended Employee Stock Purchase Plan (the “Plan”), the Company is authorized to issue to an eligible employee shares of  common stock. There are 265,000 shares authorized under the Plan. The Plan will terminate March 15, 2016.  The Plan is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period. Approximately 63 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2007 and will end November 23, 2008.

Under the Plan, at the annual stock purchase date of November 23, 2007, there were $263 in contributions, and 17,703 shares were purchased at an average price of $14.66, totaling $260.

(13)	Short-Term and Long-Term Borrowings

Short-term borrowings at December 31, 2007 and 2006 consisted of secured borrowings from the U.S. Treasury in the amounts of $878 and $858, respectively.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  Additionally, at December 31, 2007, the Bank had Federal Funds purchased in the amount of $5,069.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2007, the Company had a current collateral borrowing capacity with the FHLB of $95,555.  The Company also has unsecured formal lines of credit totaling $25,700 with correspondent banks.

Long-term borrowings consisted of FHLB advances, totaling $9,885 and $10,124, respectively, at December 31, 2007 and 2006.  Such advances ranged in maturity from 0.4 years to 1.3 years at a weighted average interest rate of 2.90% at December 31, 2007.  Maturity ranged from 1.4 years to 2.3 years at a weighted average interest rate of 2.91% at December 31, 2006.  Average outstanding balances were $10,008 and $10,776, respectively, during 2007 and 2006.  The weighted average interest rate paid was 2.91% in 2007 and 3.15% in 2006.

(14)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options. Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,227, $1,294, and $1,058 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2008	$1,144
2009	1,010
2010	741
2011	499
2012	500
Thereafter	1,143

$5,037

At December 31, 2007, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2008	$106,502
2009	3,874
2010	3,436
2011	720
2012	1,354
Thereafter	9

$115,895

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2007	2006

Undisbursed loan commitments	$214,274	198,200
Standby letters of credit	15,188	12,222
Commitments to sell loans	250	700

	$229,712	211,122

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2007, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2007, there was $15,188 issued in performance standby letters of credit and the Bank carried no liability.  The terms of the guarantees will expire primarily in 2008.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $1,105, which is recorded in “accrued interest payable and other liabilities.”

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2007, the Company has no off-balance sheet derivatives requiring additional disclosure.

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

Second, a bank must meet minimum Total Risk-Based Capital to risk-weighted assets ratio of 8%. Risk-based capital and asset guidelines vary from Tier I capital guidelines by redefining the components of capital, categorizing assets into different risk classes, and including certain off-balance sheet items in the calculation of the capital ratio. The effect of the risk-based capital guidelines is that banks with high risk exposure will be required to raise additional capital while institutions with low risk exposure could, with the concurrence of regulatory authorities, be permitted to operate with lower capital ratios. In addition, a bank must meet minimum Tier I Leverage Capital to average assets ratio.

Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.  As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I Leverage, Tier I risk-based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2007 and 2006, respectively, as set forth in the following tables:

	The Company
					Well
	2007		2006		Capitalized
	Capital	Ratio	Capital	Ratio	Requirement

Tier 1 Leverage Capital (to Average Assets)	$64,046	9.1%	$62,400	9.1%	5.0%
Tier 1 Capital (to Risk Weighted Assets)	64,046	10.7%	62,400	11.1%	6.0%
Total Risk-Based Capital (to Risk Weighted Assets)	71,336	11.9%	69,078	12.3%	10.0%

	The Bank
					Well
	2007		2006		Capitalized
	Capital	Ratio	Capital	Ratio	Requirement

Tier 1 Leverage Capital (to Average Assets)	$63,065	9.0%	$61,719	9.0%	5.0%
Tier 1 Capital (to Risk Weighted Assets)	63,065	10.6%	61,719	11.0%	6.0%
Total Risk-Based Capital (to Risk Weighted Assets)	70,335	11.8%	68,397	12.2%	10.0%

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

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

	2007		2006
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$99,030	$99,030	$98,001	$98,001
Investment securities	74,849	74,849	74,180	74,180
Other equity securities	2,199	2,199	2,093	2,093
Loans:
Net loans	497,971	497,405	475,549	475,948
Loans held-for-sale	1,343	1,343	4,460	4,460
Financial liabilities:
Deposits	622,671	534,565	603,682	507,688
FHLB advances and other borrowings	15,832	15,849	10,981	10,528

	2007
	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$214,274	$1,607

Standby letters of credit	$15,188	$152

	2006
	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$198,200	$1,487

Standby letters of credit	$12,222	$122

(18)  Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2007	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,728	$9,243	$5,641

Income taxes	$4,363	$6,165	$6,946

Supplemental disclosure of non-cash investing and financing activities:
Accrued compensation	$—	$(84)	$—

Stock dividend distributed	$10,851	$12,525	$6,158

Loans held-for-sale transferred to loans held-for-investment	$2,892	$—	$—
Loans held-for-investment transferred to other real estate owned	$879	$375	$268

(19)	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,

2007:
Interest income	$12,192	$12,388	$12,321	$11,693
Net interest income	9,223	9,201	9,310	9,122
Provision for loan losses	(170)	430	990	3,545
Other operating income	1,498	1,708	1,800	2,154
Other operating expense	7,646	7,427	7,190	6,540
Income before taxes	3,245	3,052	2,930	1,191
Net income	2,090	1,985	2,019	1,187
Basic earnings per share	.24	.22	.23	.14
Diluted earnings per share	.23	.22	.22	.13

2006:
Interest income	$11,331	$11,896	$12,408	$12,435
Net interest income	9,392	9,776	9,857	9,619
Provision for loan losses	(575)	350	810	150
Other operating income	1,209	1,363	1,446	1,271
Other operating expense	7,327	7,141	7,250	7,501
Income before taxes	3,849	3,648	3,243	3,239
Net income	2,402	2,294	2,048	2,066
Basic earnings per share	.27	.25	.23	.23
Diluted earnings per share	.26	.24	.22	.22

(20)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets and summary statements of operations and cash flows information for the years ended December 31:

Balance Sheets	2007	2006
Assets
Cash	$981	$681
Investment in wholly owned subsidiary	62,994	61,309

Total assets	$63,975	$61,990
Liabilities and stockholders’ equity
Stockholders’ equity	63,975	61,990

Total liabilities and stockholders’ equity	$63,975	$61,990

Statements of Operations	2007	2006	2005

Dividends from subsidiary	$6,000	$2,500	$3,500
Other operating expenses	(114)	(94)	(97)
Income tax benefit	48	39	40
Income before undistributed earnings of subsidiary	5,934	2,445	3,443
Equity in undistributed earnings of subsidiary	1,347	6,365	5,245

Net income	$7,281	$8,810	$8,688

Statements of Cash Flows	2007	2006	2005
Net income	$7,281	$8,810	$8,688
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in other assets	—	—	11
Equity in undistributed earnings of subsidiary	(1,347)	(6,365)	(5,245)

Net cash provided by operating activities	5,934	2,445	3,454

Cash flows from financing activities:
Common stock issued	1,230	1,288	948
Stock repurchases	(6,851)	(4,188)	(3,854)
Cash in lieu of fractional shares	(13)	(15)	(15)

Net cash used in financing activities	(5,634)	(2,915)	(2,921)

Net change in cash	300	(470)	533

Cash at beginning of year	681	1,151	618

Cash at end of year	$981	$681	$1,151

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

Management maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with US GAAP.  Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the following criteria: criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on Management’s assessment, they believe that, as of December 31, 2007, the Company’s internal control system over financial reporting is effective based on those criteria.  “Management’s Report on Internal Control over Financial Reporting” is presented on page 48.

The Audit Committee of the Board of Directors is comprised entirely of directors who are independent of the Company’s Management.  It includes an audit committee technical expert and members with banking or related financial management expertise and who are not large customers of the Bank.  The Audit Committee has access to outside counsel.  The Audit Committee is responsible for selecting the independent registered public accounting firm subject to ratification by the shareholders.  It meets periodically with management, the independent registered public accounting firm, and the internal auditors to provide a reasonable basis for concluding that the Audit Committee is carrying out its responsibilities.  The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring Management’s financial, accounting, and auditing procedures in addition to reviewing Management’s financial reports.  The independent registered public accounting firm and internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal controls for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

The Company’s assessment of the effectiveness of internal control over financial reporting and the Company’s consolidated financial statements have been audited by MOSS ADAMS LLP, an independent registered public accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board.  Management believes that all representations made to the independent registered public accounting firm during their audit were valid and appropriate.  The independent registered public accounting firm’s report is presented on page 49.

During the quarter ended December 31, 2007, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for the 2008 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors.”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for the 2008 Annual Meeting of Shareholders entitled “Compensation Committee Interlocks and Insider Participation,” “Nomination and Election of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2008 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2007.  The plans included in this table are the Company’s 2000 Stock Option Plan and the Company’s 2006 Amended Employee Stock Purchase Plan.  See “Stock Compensation Plans” Note 12 of Notes to Consolidated Financial Statements (page 74) included in this report.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	511,567	$11.43	758,357
Equity compensation plans not approved by security holders	—	—	—
Total	511,567	$11.43	758,357

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2008 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for the 2008 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements:

Reference is made to the Index to Financial Statements under Item 8 in Part II of this Form 10-K.

(a)(2)Financial Statement Schedules:

All schedules to the Company’s Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or accompanying notes.

(a)(3)Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
Exhibit Number

3.1	Amended Articles of Incorporation of the Company – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 10-K on December 31, 2006

3.3	Amended and Restated Bylaws of the Company – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on September 15, 2005

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.2
First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.3
Amended First Northern Community Bancorp Employee Stock Purchase Plan - incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders

10.4
First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form S-8 on May 25, 2000 *

10.5
First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms “Non-statutory Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-8 May 25, 2000 *

10.6
First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” – incorporated herein by reference to Exhibit 4.6 of Registration Statement on Form S-8 on May 25, 2000 *

10.7
Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish – incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.8
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum – incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.9
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Louise Walker – incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.10
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker – incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.11
Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.12
Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.13
Amended Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 *

10.14
Amended Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 *

10.15
Form of Salary Continuation Agreement between Pat Day and First Northern Bank of Dixon – incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 *

10.16	Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Owen J. Onsum and Louise A. Walker – provided herewith*

10.17	First Northern Bancorp 2006 Stock Incentive Plan – incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders *

10.18	First Northern Bank Annual Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 *

11	Statement of Computation of Per Share Earnings (See Page 59 of this Form 10-K)

21	Subsidiaries of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

23.2	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – provided herewith

32.1	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2	Section 1350 Certification of the Chief Financial Officer – provided herewith

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Owen J. Onsum

Owen J. Onsum
President/Chief Executive Officer/Director
(Principal Executive Officer)

By:	/s/ Louise A. Walker

Louise A. Walker
Senior Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Stanley R. Bean

Stanley R. Bean
Senior Vice President/Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ LORI J. ALDRETE	Director	March 14, 2008
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director and Chairman of the Board	March 14, 2008
Frank J. Andrews, Jr.

/s/ JOHN M. CARBAHAL	Director	March 14, 2008
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Vice Chairman of the Board	March 14, 2008
Gregory DuPratt

/s/ JOHN F. HAMEL	Director	March 14, 2008
John F. Hamel

/s/ DIANE P. HAMLYN	Director	March 14, 2008
Diane P. Hamlyn

/s/ FOY S. MCNAUGHTON	Director	March 14, 2008
Foy S. McNaughton

/s/ DAVID W. SCHULZE	Director	March 14, 2008
David W. Schulze

/s/ ANDREW S. WALLACE	Director	March 14, 2008
Andrew S. Wallace