Form 10-Q
period 2008-05-09
FIRST NORTHERN COMMUNITY BANCORP
filed 2008-05-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of May 8, 2008 was 8,607,597.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(UNAUDITED)
	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$50,680	$52,090
Federal funds sold	45,700	46,940
Investment securities – available-for-sale	62,166	74,849
Loans, net of allowance for loan losses of
$11,647 at March 31, 2008 and $10,876 at December 31, 2007	484,915	497,971
Loans held-for-sale	873	1,343
Stock in Federal Home Loan Bank and other equity securities, at cost	2,227	2,199
Premises and equipment, net	7,895	7,872
Other Real Estate Owned	1,215	879
Accrued interest receivable and other assets	24,918	25,752
TOTAL ASSETS	$680,589	$709,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Deposits
Demand deposits	$179,132	$193,258
Interest-bearing transaction deposits	127,761	135,381
Savings and MMDA's	178,603	178,137
Time, under $100,000	44,167	46,411
Time, $100,000 and over	70,955	69,484
Total deposits	600,618	622,671
FHLB Advances and other borrowings	11,114	15,832
Accrued interest payable and other liabilities	5,874	7,417
TOTAL LIABILITIES	617,606	645,920

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized;
8,250,828 shares issued and outstanding at March 31, 2008 and 8,169,772 shares issued and outstanding at December 31, 2007	58,385	50,956
Additional paid in capital	977	977
Retained earnings	3,459	12,209
Accumulated other comprehensive income (loss)	162	(167)
TOTAL STOCKHOLDERS' EQUITY	62,983	63,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$680,589	$709,895

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
Interest and Dividend Income
Loans	$9,240	$10,375
Federal funds sold	290	860
Due from banks interest bearing	268	—
Investment securities
Taxable	498	650
Non-taxable	358	278
Other earning assets	29	29
Total interest and dividend income	10,683	12,192

Interest Expense
Deposits	1,912	2,892
Other borrowings	86	77
Total interest expense	1,998	2,969
Net interest income	8,685	9,223
Provision (recovery of provision) for loan losses	3,659	(170)

Net interest income after provision (recovery of provision) for loan losses	5,026	9,393

Other operating income
Service charges on deposit accounts	924	793
Losses on sales of other real estate owned	(69)	—
Gains on sales of loans held-for-sale	100	46
Investment and brokerage services income	177	67
Mortgage brokerage income	1	69
Loan servicing income	47	75
Fiduciary activities income	97	65
ATM fees	69	66
Signature based transaction fees	139	114
Gains on sales of available-for-sale securities	511	—
Other income	207	203
Total other operating income	2,203	1,498

Other operating expenses
Salaries and employee benefits	4,107	4,473
Occupancy and equipment	912	998
Data processing	399	408
Stationery and supplies	116	146
Advertising	175	211
Directors’ fees	52	54
Other real estate owned expense	9	—
Other expense	1,402	1,356
Total other operating expenses	7,172	7,646

Income before income tax (benefit) expense	57	3,245
(Benefit) provision for income taxes	(3)	1,155

Net income	$60	$2,090

Basic Income per share	$0.01	$0.23
Diluted Income per share	$0.01	$0.23

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT
 OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Shares	Amounts	Income	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2007	8,169,772	$50,956		$977	$12,209	$(167)	$63,975
Cumulative effect of adoption of EITF 06-04					(158)		(158)

Comprehensive income:
Net income			$60		60		60
Other comprehensive loss:

Unrealized holding losses on securities arising during the current period, net of tax effect of $108			(163)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $204			307
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $124			185
Total other comprehensive gain, net of tax effect of $220			329			329	329

Comprehensive income			$389

6% stock dividend	486,542	8,642			(8,642)		—
Cash in lieu of fractional shares					(10)		(10)
Stock-based compensation and related tax benefits		143					143
Stock options exercised, net of swapped shares	1,670	—					—
Stock repurchase and retirement	(85,278)	(1,356)					(1,356)

Balance at March 31, 2008	8,572,706	$58,385		$977	$3,459	$162	$62,983

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Three months ended March 31, 2008	Three months ended March 31, 2007
Operating Activities
Net Income	$60	$2,090
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	264	337
Provision for (recovery of provision) for loan losses	3,659	(170)
Stock plan accruals	123	181
Tax benefit for stock options	20	—
Gains on sales of available-for-sale securities	(511)	—
Loss on sales of other real estate owned	69	—
Gains on sales of loans held-for-sale	(100)	(46)
Proceeds from sales of loans held-for-sale	13,220	9,566
Originations of loans held-for-sale	(12,650)	(12,778)
Decrease in accrued interest receivable and other assets	1,121	1,274
Decrease in accrued interest payable and other liabilities	(1,543)	(2,455)
Net cash provided by (used in) operating activities	3,732	(2,001)

Investing Activities
Net decrease (increase) in investment securities	13,098	(5,942)
Net decrease in loans	9,397	13,011
Net (increase) in other interest earning assets	(28)	(29)
Net (increase) in other real estate owned	(405)	(1,100)
Purchases of premises and equipment, net	(287)	(502)
Net cash provided by investing activities	21,775	5,438

Financing Activities
Net (decrease) increase in deposits	(22,053)	11,067
Net decrease in FHLB advances and other borrowings	(4,718)	(820)
Cash dividends paid	(10)	(13)
Tax benefit for stock options	(20)	—
Repurchase of stock	(1,356)	(1,325)
Net cash (used in) provided by financing activities	(28,157)	8,909

Net (decrease) increase in cash and cash equivalents	(2,650)	12,346
Cash and cash equivalents at beginning of period	99,030	98,001
Cash and cash equivalents at end of period	$96,380	$110,347

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,113	$2,958
Income Taxes	—	$107

Supplemental disclosures of non-cash investing and financing activities:
Transfer of loans held-for-investment to other real estate owned	$406	$1,100
Stock dividend distributed	$8,642	$10,851

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 and December 31, 2007

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report to stockholders and Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for the Company in the fiscal year beginning January 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.  See footnote 8 “Fair Value Measurement” for further information.

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis    (at least annually) to fiscal years beginning after November 15, 2008, and interim periods with those fiscal years.  The impact of adoption was not material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this Standard, the Company may elect to report many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis with changes in value reported in earnings each reporting period.  This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met.  SFAS No. 159 was effective for the Company in the fiscal year beginning January 1, 2008.  The Company did not choose to report additional assets and liabilities at fair value other than those required to be accounted at fair value prior to the adoption of SFAS No. 159.
The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the Emerging Issues Task Force issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus was effective for the Company in the fiscal year beginning January 1, 2008.  The adoption of EITF 06-4 did not have a material impact on the Company’s financial position and results of operations.

In November 2007, EITF Issue No. 07-6, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause, was issued. The Task Force reached a consensus that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66, Accounting for Sales of Real Estate.  However, continuing involvement could be present if the buy-sell clause in conjunction with other implicit and explicit terms of the arrangement indicate that the seller has an obligation to repurchase the property, the terms of the transaction allow the buyer to compel the seller to repurchase the property, or the seller can compel the buyer to sell its interest in the property back to the seller. The consensus is effective for fiscal years beginning after December 15, 2007.  The consensus applies to new assessments made under SFAS No. 66 after January 1, 2008.  The adoption of EITF Issue No. 07-6 did not have a material impact on the Company’s financial position and results of operations.

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

Changes in the allowance for loan losses during the three-month periods ended March 31, 2008 and 2007 and for the year ended December 31, 2007 were as follows:
	(in thousands)

	Three months ended March 31,		Year ended December 31,
	2008	2007	2007
Balance, beginning of period	$10,876	$8,361	$8,361
Provision (recovery of provision) for loan losses	3,659	(170)	4,795
Loan charge-offs	(3,066)	(289)	(3,060)
Loan recoveries	178	48	780
Balance, end of period	$11,647	$7,950	$10,876

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially all of its conforming long-term residential mortgage loans originated during the three months ended March 31, 2008 for cash proceeds equal to the fair value of the loans.

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

At March 31, 2008, the Company had $873,000 of mortgage loans held-for-sale.  At March 31, 2008 and December 31, 2007, the Company serviced real estate mortgage loans for others of $116,553,000 and $116,310,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2008 and December 31, 2007.

	(in thousands)
	December 31, 2007	Additions	Reductions	March 31, 2008

Mortgage servicing rights	$956	$67	$49	$974
Valuation allowance	—	(44)	—	(44)
Mortgage servicing rights, net of valuation allowance	$956	$23	$49	$930

There was no valuation allowance recorded for mortgage servicing rights as of December 31, 2007.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 24, 2008, the Board of Directors of the Company declared a 6% stock dividend paid March 31, 2008 to stockholders of record as of February 29, 2008.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month periods ended March 31, 2008 and 2007.

	(in thousands, except share and earnings per share amounts)
	Three months ended March 31,
	2008	2007
Basic earnings per share:
Net income	$60	$2,090

Weighted average common shares outstanding	8,617,104	8,918,403
Basic EPS	$0.01	$0.23

Diluted earnings per share:
Net income	$60	$2,090

Weighted average common shares outstanding	8,617,104	8,918,403

Effect of dilutive options	185,938	275,496

Adjusted weighted average common shares outstanding	8,803,042	9,193,899
Diluted EPS	$0.01	$0.23

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 115,737 shares and 99,338 shares for the three months ended March 31, 2008 and 2007, respectively.

5.	STOCK PLANS

The following table presents the activity related to stock options and restricted stock for the three months ended March 31, 2008.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	542,221	$10.78

Granted	31,464	$4.66

Cancelled / Forfeited	(297)	$21.83

Exercised	(2,153)	$3.12	$24,187

Options outstanding at End of Period	571,235	$10.47	$2,736,320	5.53

Exercisable (vested) at End of Period	440,883	$9.34	$2,273,464	4.68

The weighted average fair value of options and restricted stock granted during the three-month period ended March 31, 2008 was $12.11 per share.

As of March 31, 2008, there was $877,882 of total unrecognized compensation related to non-vested stock options and restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.15 years.

There was $102,666 of recognized compensation related to non-vested stock options and restricted stock for the three-month period ended March 31, 2008.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2008 is presented below:

Three Months Ended
March 31, 2008
Risk Free Interest Rate	2.76%

Expected Dividend Yield	0.0%

Expected Life in Years	5.0

Expected Price Volatility	27.92%

The Company has a 2000 Employee Stock Purchase Plan (“ESPP”).  Under the plan, the Company is authorized to issue to eligible employees shares of common stock. There are 280,900 (adjusted for the 2008 stock dividend) shares authorized under the ESPP. The ESPP will terminate February 27, 2017.  The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2007 to November 23, 2008.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the date of participation or the fair market value on the last trading day during the participation period.

As of March 31, 2008, there was $64,927 of unrecognized compensation related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $21,643 of recognized compensation related to ESPP grants for the three-month period ended March 31, 2008.

The weighted average fair value at grant date during the three-month period ended March 31, 2008 was $4.67.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months ended March 31, 2008 is presented below:

Three Months Ended
March 31, 2008
Risk Free Interest Rate	3.28%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	31.90%

6.	FIRST NORTHERN BANK – EXECUTIVE SALARY CONTINUATION PLAN

First Northern Bank of Dixon (the “Bank”) has an unfunded noncontributory defined benefit pension plan provided in two forms to a select group of highly compensated employees.

Four executives have Salary Continuation Plans providing retirement benefits between $50,000 and $100,000 based on responsibilities and tenure at the Bank.  The retirement benefits are paid for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service.

The Supplemental Executive Retirement Plan is intended to provide a fixed annual benefit for 10 years plus 6 months for each full year of service over 10 years (limited to 180 months total) subsequent to retirement at age 65.  Reduced benefits are payable as early as age 55 if the participant has at least 10 years of service.  Two employees currently have Supplemental Executive Retirement Plan agreements.  The agreements provide a target benefit of 2% (2.5% for the CEO) times years of service times final average compensation.  Final average compensation is defined as three-year average salary plus seven-year average bonus.  The target benefit is reduced by benefits from social security and the Bank's profit sharing plan.  The maximum target benefit is 50% of final average compensation.

	Three months ended March 31,
	2008	2007
Components of Net Periodic Benefit Cost
Service Cost	$33,232	$30,383
Interest Cost	29,684	28,784
Amortization of prior service cost	21,821	21,821
Net periodic benefit cost	$84,737	$80,988

The Bank estimates that the annual net periodic benefit cost will be $336,855 for the year ended December 31, 2008. This compares to an annual net periodic benefit cost of $323,948 for the year ended December 31, 2007.

Estimated Contributions for Fiscal 2008

For unfunded plans, contributions to the Executive Salary Continuation Plan are the benefit payments made to participants.  At December 31, 2007 the Bank expected to make benefit payments of $54,144 in connection with the Executive Salary Continuation Plan during fiscal 2008.

7.	FIRST NORTHERN BANK – DIRECTORS’ RETIREMENT PLAN

The Bank has an unfunded noncontributory defined benefit pension plan ("Directors’ Retirement Plan") for directors of the Bank.  The Directors’ Retirement Plan provides a retirement benefit equal to $1,000 per year of service as a director up to a maximum benefit of $15,000.  The retirement benefit is payable monthly for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service.

	Three months ended March 31,
	2008	2007
Components of Net Periodic Benefit Cost
Service Cost	$14,424	$14,366
Interest Cost	7,731	6,736
Amortization of net loss	—	121
Net periodic benefit cost	$22,155	$21,223

The Bank estimates that the annual net periodic benefit cost will be $88,622 for the year ended December 31, 2008.  This compares to annual net periodic benefit costs of $84,890 for the year ended December 31, 2007.

Estimated Contributions for Fiscal 2008

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants.  At December 31, 2007 the Bank expected to make cash contributions of $15,000 to the Directors’ Retirement Plan during fiscal 2008.

8.	FAIR VALUE MEASUREMENT

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques and include management judgment and estimation which may be significant.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, the Company measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Loan Servicing Rights

Loan servicing rights are subject to impairment testing.  A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used in the completion of impairment testing.  If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model.  As such, the Company classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 by SFAS No. 157 valuation hierarchy.

(in thousands)
March 31, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$62,166	$6,331	$55,835	$—

Total assets at fair value	$62,166	$6,331	$55,835	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2008.

(in thousands)
March 31, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$14,555	$—	$—	$14,555
Loan servicing rights	930	—	930	—

Total assets at fair value	$15,485	$—	$930	$14,555

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the "safe harbor" created by those sections.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.  Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used, and include assumptions concerning the Company's operations, future results and prospects.  These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing fiscal challenges for the State of California; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations or governmental fiscal or monetary policies; (vi) competition in the banking industry; (vii) changes in demand for loan products and other bank products; (viii) changes in accounting standards; and (ix) other external developments which could materially impact the Company's operational and financial performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.  For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A. of Part II of this Report.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month periods ended March 31, 2008 and 2007 and should be read in conjunction with the Company's consolidated 2007 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2007, along with other financial information included in this Report.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this Report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire Report, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Significant results and developments during the first quarter 2008 include:

Net income of $0.06 million, down 97.1% from the $2.09 million earned in the same fiscal period last year.  (First quarter 2007 net income was increased by a $100 thousand, net of tax, recovery of provision for loan losses from a prior period.  First quarter 2008 net income was decreased by a $2.16 million, net of tax, provision for loan losses.)  Without the provision for (recovery of) loan loss, net income for the three months ended March 31, 2008, would have been $2.22 million, compared to $1.99 million for the same period in 2007, representing an increase of 11.6%.

Diluted earnings per share for the three months ended March 31, 2008 was $0.01, down 95.7% from the $0.23 reported in the same period last year (per share earnings have been adjusted for stock dividends).

Net interest income decreased in the three months ended March 31, 2008 by $0.5 million, or 5.8%, to $8.7 million from $9.2 million in the same period last year.  The decrease in net interest income was primarily attributable to increases in the average volume of interest-bearing deposits combined with a decrease in net interest margin from 5.97% at March 31, 2007 to 5.56% at March 31, 2008.

Provision for loan losses of $3,659,000 for the three-month period ended March 31, 2008 compared to a recovery of provision for loan losses of $170,000 for the same period in 2007.

Recovery of provision for unfunded lending commitment losses from a prior period of $41,000 for the three-month period ended March 31, 2008 compared to a provision for unfunded lending commitment losses of $50,000 for the same period in 2007.

Annualized Return on Average Assets for the three-month period ended March 31, 2008 was 0.03%, compared to 1.22% for the same period in 2007.

Annualized Return on Beginning Equity for the three-month period ended March 31, 2008 was 0.38%, compared to 13.49% for the same period in 2007.

Total assets at March 31, 2008 were $680.6 million, a decrease of $13.4 million, or 1.9%, from prior-year first quarter levels.

Total net loans at March 31, 2008 (including loans held-for-sale) increased $15.4 million, or 3.3%, to $485.8 million compared to March 31, 2007.

Total investment securities at March 31, 2008 decreased $17.9 million, or 22.3%, to $62.2 million compared to March 31, 2007.

Total deposits of $600.6 million at March 31, 2008, represented a decrease of $14.1 million, or 2.3%, compared to March 31, 2007.

SUMMARY

The Company recorded net income of $60,000 for the three-month period ended March 31, 2008, representing a decrease of $2,030,000, or 97.1%, from net income of $2,090,000 for the same period in 2007.

The following table presents a summary of the results for the three-month periods ended March 31, 2008 and 2007.

	(in thousands)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
For the Period:

Net Income	$60	$2,090

Basic Earnings Per Share*	$0.01	$0.23

Diluted Earnings Per Share*	$0.01	$0.23

Return on Average Assets	0.03%	1.22%

Net Income / Beginning Equity	0.38%	13.49%

At Period End:

Total Assets	$680,589	$693,973

Total Loans, Net (including loans held-for-sale)	$485,788	$470,426

Total Investment Securities	$62,166	$80,136

Total Deposits	$600,618	$614,749

Loan-To-Deposit Ratio	80.9%	76.5%

*Adjusted for stock dividends

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	March 31, 2008			March 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$487,786	$9,240	7.60%	$478,034	$10,375	8.80%
Federal funds sold	39,190	290	2.97%	67,035	860	5.20%
Interest bearing due from banks	22,808	268	4.71%	—	—	—
Investment securities, taxable	40,669	498	4.91%	53,423	650	4.93%
Investment securities, non-taxable (2)	34,332	358	4.18%	25,789	278	4.37%
Other interest earning assets	2,200	29	5.29%	2,107	29	5.58%
Total interest-earning assets	626,985	10,683	6.83%	626,388	12,192	7.89%
Non-interest-earning assets:
Cash and due from banks	25,140			27,202
Premises and equipment, net	7,961			8,246
Other real estate owned	1,042			1,248
Accrued interest receivable and other assets	24,895			21,601
Total average assets	686,023			684,685

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	130,753	324	0.99%	123,278	736	2.42%
Savings and MMDA’s	178,334	568	1.28%	182,121	1,080	2.40%
Time, under $100,000	44,809	333	2.98%	47,397	381	3.26%
Time, $100,000 and over	70,568	687	3.90%	68,898	695	4.09%
FHLB advances and other borrowings	10,393	86	3.32%	10,400	77	3.00%
Total interest-bearing liabilities	434,857	1,998	1.84%	432,094	2,969	2.79%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	179,420			183,430
Accrued interest payable and other liabilities	6,444			7,144
Total liabilities	620,721			622,668
Total stockholders’ equity	65,302			62,017
Total average liabilities and stockholders’ equity	$686,023			$684,685
Net interest income and net interest margin (3)		$8,685	5.56%		$9,223	5.97%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $713 and $644 for the three months ended March 31, 2009 and 2007, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $1,410,000 decrease in cash and due from banks, a $1,240,000 decrease in Federal funds sold, a $12,683,000 decrease in investment securities available-for-sale, a $13,056,000 decrease in net loans held for investment, a $470,000 decrease in loans held-for-sale, a $336,000 increase in other real estate owned and a $834,000 decrease in accrued interest receivable and other assets from December 31, 2007 to March 31, 2008.   The decrease in cash and due from banks was substantially the result of a decrease in interest bearing due from accounts combined with an increase in items in process of collection.  The decrease in Federal funds sold was largely due to a decrease in deposits, which was partially offset by decreases in cash and due from banks, investment securities available-for-sale, loans held for investment, loans held-for-sale, and accrued interest receivable and other assets.  The decrease in investment securities available-for-sale was largely due to sales, maturities and calls of agency investment securities and tax exempt municipal investment securities, which were partially offset by purchases of mortgage-backed investment securities.  The decrease in net loans held for investment was due to decreases in the following loan categories: commercial; agricultural; equipment; equipment leases; real estate; real estate commercial and construction; and real estate small business administration, which were partially offset by an increase in home equity lines of credit.  These fluctuations were due to changes in the demand for loan products by the Company’s borrowers.  The decrease in loans held-for-sale was in real estate loans and was due, for the most part, to a decrease in the origination of loans.  The Company originated approximately $12,750,000 in residential mortgage loans during the first three months of 2008, which was offset by approximately $13,220,000 in loan sales during this period.  The increase in other real estate owned was due to the transfer of real estate loans to OREO from loans held for investment.  The decrease in accrued interest receivable and other assets was mainly due to decreases in loan and securities interest receivables and income taxes receivable, which were partially offset by an increase in the cash surrender value of bank owned life insurance.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $22,053,000 at March 31, 2008 compared to December 31, 2007.  The decrease in deposits was due to lower demand deposits, interest-bearing transaction deposits and under $100,000 time deposits, which were partially offset by higher savings and money market deposits and over $100,000 time deposits. These fluctuations were due to interest rate and cyclical changes in deposit requirements of the Company’s depositors.  Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $4,718,000 for the three months ended March 31, 2008 compared to the year ended December 31, 2007, due to a reduction in Federal funds purchased and payments to the FHLB, which were partially offset by an increase in treasury tax and loan payable.  Other liabilities decreased $1,543,000 from December 31, 2007 to March 31, 2008.  The decrease in other liabilities was due to decreases in accrued profit sharing expense, accrued vacation and salary expense and accrued interest expense, which were partially offset by increases in accrued FDIC assessment expense, accrued retirement expense, deferred compensation expense, accrued taxes payable and provision for unfunded lending commitment losses.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee decreased the Federal Funds rate by 300 basis points during the twelve-month period ended March 31, 2008.

Interest income on loans for the three-month period ended March 31, 2008 was down 10.9% from the same period in 2008, decreasing from $10,375,000 to $9,240,000.  The decrease for the three-month period ended March 31, 2008 as compared to the same period a year ago was primarily due to a 120 basis point decrease in loan yields, which was partially offset by an increase in average loans.

Interest income on investment securities available-for-sale for the three-month period ended March 31, 2008 was down 7.8% from the same period in 2007, decreasing from $928,000 to $856,000. The decrease in interest income on investment securities available-for-sale for the three-month period ended March 31, 2008 as compared to the same period a year ago was primarily due to a decrease in average investment securities combined with a 12 basis point decrease in investment securities yields.

Interest income on Federal Funds sold for the three-month period ended March 31, 2008 was down 66.3% from the same period in 2007, decreasing from $860,000 to $290,000.  The decrease in interest income on Federal Funds for the three-month period ended as compared to the same period a year ago was primarily due to a decrease in average Federal Funds sold combined with a 223 basis point decrease in Federal Funds yields.

Interest income on other interest-earning assets of $29,000 for the three-month period ended March 31, 2008 was unchanged compared to the same period in 2007.

Interest income on interest bearing due from banks for the three-month period ended March 31, 2008 was $268,000.  There was no interest bearing due from banks for the three-month period ending March 31, 2007.

Interest Expense

The decrease in general market interest rates decreased the Company’s cost of funds in the first quarter of 2008 compared to the same quarter a year ago.

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2008 was down 32.7% from the same period in 2007 decreasing from $2,969,000 to $1,998,000.  The decrease in interest expense during the three-month period ended March 31, 2008 was primarily due to a 95 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest bearing liabilities.

Provision for Loan Losses

There was a provision for loan losses of $3,659,000 for the three-month period ended March 31, 2008 compared to a recovery of provision for loan losses of $170,000 for the same period in 2007.  The increase in the provision during the three-month period of 2008 was due to the Company’s evaluation of the quality of the loan portfolio.  The allowance for loan losses was approximately $11,647,000, or 2.35% of total loans, at March 31, 2008 compared to $10,876,000, or 2.14% of total loans, at December 31, 2007.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

Provision for Unfunded Lending Commitment Losses

There was a recovery of provision for unfunded lending commitment losses of $41,000 for the three-month period ended March 31, 2008 compared to a provision of $50,000 for the same period in 2007.  The recovery of provision for unfunded lending commitment losses was due to a decrease in unfunded lending commitments.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 47.1% for the three-month period ended March 31, 2008 from the same period in 2007, increasing from $1,498,000 to $2,203,000.

This increase was primarily due to an increase in gains on available for sale securities, service charges on deposit accounts, investment brokerage services income, gains on sales of loans, fiduciary services income, signature based transaction fees and ATM fees, which was partially offset by a decrease in gains on other real estate owned, mortgage brokerage income and loan servicing income.  The increase in gains on available for sale securities was due to an increase in the sale of securities during the first quarter of 2008.  The increase in service charges on deposit accounts was due to an increase in overdraft fees and other deposit account service charges. The increase in investment brokerage services and fiduciary services income was due to an increase in the demand for those services. The increase in gains on sales of loans was due to higher pricing in the sale of loans compared to the first quarter of 2007.  The increases in signature based transaction fees and ATM fees were due to an increase in ATM and signature based transactions. The decrease in gain on other real estate owned was due to additional write-downs on other real estate owned properties.  The decrease in mortgage brokerage income was the result of a decrease in mortgage brokerage activity.  The decrease in loan servicing income was due to a decrease in the booked income for the Company’s mortgage servicing assets.

Other Operating Expenses

Total other operating expenses was down 6.2% for the three-month period ended March 31, 2008 from the same period in 2007, decreasing from $7,646,000 to $7,172,000.

The principal reasons for the decrease in other operating expenses in the three-month period ended March 31, 2008 were decreases in the following:  salaries and benefits; occupancy and equipment expense; advertising costs; stationery and supplies; and data processing, which were partially offset by an increase in other miscellaneous operating expenses. The decrease in salaries and benefits was due to decreases in the following:  provision for incentive compensation due to decreased profits; profit sharing expenses; stock compensation expense; contingent sick and vacation pay and retirement compensation expense, which was partially offset by increases in merit salaries,  deferred loan processing costs, payroll taxes and worker’s compensation expense.  The decrease in occupancy and equipment expense was due to decreased depreciation expense, service contracts, rent expense, hazard and liability insurance and building maintenance expense, which were partially offset by increases in property taxes, utilities expense, equipment rental expense and bank owned vehicle expense.  The decrease in advertising costs was due to a decrease in printed materials.  The decrease in stationery and supplies was due to a decrease in supply usage.  The decrease in data processing costs was due to decreased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system.

The following table sets forth other miscellaneous operating expenses by category for the three-month periods ended March 31, 2008 and 2007.

	(in thousands)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
Other miscellaneous operating expenses
Provision (recovery of provision) for unfunded lending commitments	$(41)	$50
FDIC assessments	120	17
Contributions	23	52
Legal fees	69	71
Accounting and audit fees	246	126
Consulting fees	105	96
Postage expense	65	85
Telephone expense	64	61
Public relations	104	79
Training expense	61	77
Loan origination expense	100	214
Computer software depreciation	61	57
Other miscellaneous expense	425	371

Total other miscellaneous operating expenses	$1,402	$1,356

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes.

In the three months ended March 31, 2008, the Company’s provision for income taxes decreased $1,158,000 from the same period last year, from an expense of $1,155,000 to a benefit of $3,000.  The Company’s effective tax rate for the three months ended March 31, 2008 was (5.3%) compared to 35.6% for the same period in 2007.

The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, excludable interest income and, for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an increase for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2008	$122
Additions for tax positions taken in the current period	—
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	—
Reductions for tax positions taken in prior years	—
Decreases related to settlements with taxing authorities	—
Decreases as a result of a lapse in statue of limitations	—

Balance at March 31, 2008	$122

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2008.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At March 31, 2008, unrecognized interest and penalties were $23 thousand.  The tax years ended December 31, 2007, 2006, 2005 and 2004 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2007, 2006, 2005, 2004 and 2003 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.
(in thousands)

	March 31, 2008	December 31, 2007

Undisbursed loan commitments	189,910	$214,274
Standby letters of credit	15,002	15,188
	$204,912	$229,462

The reserve for unfunded lending commitments amounted to $1,064,000 at March 31, 2008, down from $1,105,000 at December 31, 2007.  The decrease was primarily related to a decrease in undisbursed loan commitments.  The reserve for unfunded lending commitments is included in other liabilities.

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

Non-accrual loans amounted to $18,623,000 at March 31, 2008 and were comprised of three commercial loans totaling $287,000, two agricultural loans totaling $101,000 and twenty-eight real estate loans totaling $18,235,000. At December 31, 2007, non-performing assets included three non-accrual commercial loans totaling $511,000, four non-accrual agricultural loans totaling $1,504,000, three non-accrual commercial real estate loans totaling $3,816,000, twelve non-accrual residential mortgage loans totaling $9,335,000 and one non-accrual installment loan totaling $7,000.  Non-accrual loans amounted to $2,934,000 at March 31, 2007 and were comprised of five commercial loans totaling $1,148,000, two agricultural loans totaling $586,000, four real estate loans totaling $1,150,000 and one installment loan totaling $50,000.  The increase in non-accrual loans at March 31, 2008 from the balance at December 31, 2007 was due to the addition of one commercial loan and sixteen real estate loans to non-accrual, which was partially offset by payments received on one commercial loan and three real estate loans, payoffs received on two agricultural loans, partial charge offs on one commercial loan and four real estate loans and charge offs of one commercial loan and one installment loan combined with transfers of two real estate loans to other real estate owned (“OREO”).

Total impaired loans at March 31, 2008 totaled $18,623,000, the majority of which were adequately collateralized or guaranteed by a governmental entity; specific reserves amounting to $561,000 were allocated to these loans. See “Allowance for Loan Losses” below for additional information. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had loans 90 days past due and still accruing totaling $348,000 at March 31, 2008. Such loans amounted to $263,000 at December 31, 2007.  The Company had no loans 90 days past due and still accruing at March 31, 2007.

OREO is made up of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to OREO. The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell. A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

OREO amounted to $1,215,000, $1,475,000 and $879,000 for the periods ended March 31, 2008, March 31, 2007 and December 31, 2007, respectively.  The increase in OREO loans at March 31, 2008 from the balance at December 31, 2007 was due to the addition of two real estate construction loans to OREO.

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

The following table summarizes the loan loss experience of the Company for the three-month periods ended March 31, 2008 and 2007, and for the year ended December 31, 2007.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2008	2007	2007

Balance at beginning of period	$10,876	$8,361	$8,361
Provision (recovery of provision) for loan losses	3,659	(170)	4,795
Loans charged-off:
Commercial	(184)	(41)	(1,428)
Agriculture	—	—	(82)
Real estate mortgage	(82)	(120)	(249)
Real estate construction	(2,696)	—	(537)
Installment loans to individuals	(104)	(128)	(764)

Total charged-off	(3,066)	(289)	(3,060)

Recoveries:
Commercial	4	1	256
Agriculture	50	—	200
Real estate mortgage	32	—	—
Installment loans to individuals	92	47	324

Total recoveries	178	48	780

Net charge-offs	(2,888)	(241)	(2,280)

Balance at end of period	$11,647	$7,950	$10,876

Ratio of net charge-offs
To average loans outstanding during the period	(0.58%)	(0.05%)	(0.45%)
Allowance for loan losses
To total loans at the end of the period	2.35%	1.69%	2.14%
To non-performing loans at the end of the period	61.39%	270.96%	70.46%

Non-performing loans totaled $18,971,000, $2,934,000 and $15,436,000 at March 31, 2008 and 2007 and December 31, 2007, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2008, the Company had the following deposit mix: 29.7% in savings and MMDA deposits, 19.2% in time deposits, 21.3% in interest-bearing transaction deposits and 29.8% in non-interest-bearing transaction deposits. Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2008 and December 31, 2007 are summarized as follows:
(in thousands)
	March 31, 2008	December 31, 2007
Three months or less	$22,793	$29,632
Over three to twelve months	42,808	34,161
Over twelve months	5,354	5,691
Total	$70,955	$69,484

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios with the most common being the ratio of net loans to deposits (including loans held-for-sale). This ratio was 84.0% on March 31, 2008. In addition, on March 31, 2008, the Company had the following short-term investments: $45,700,000 in Federal funds sold; $10,500,000 in Certificate of Deposit Account Registry Service (“CDARS”); $9,982,000 in securities due within one year; and $4,661,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $25,700,000 at March 31, 2008; additionally the Company has a line of credit with the Federal Home Loan Bank, on which the current borrowing capacity is $95,555,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2008, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of March 31, 2008.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio	Minimum
	Capital	Ratio	Requirement	Capital
Leverage	$62,145	9.04%	5.0%	4.0%
Tier 1 Risk-Based	$62,145	10.87%	6.0%	4.0%
Total Risk-Based	$69,357	12.14%	10.0%	8.0%

Return on Equity and Assets

	Three months ended March 31, 2008	Three months ended March 31, 2007	Year ended December 31, 2007
Annualized return on average assets	0.03%	1.22%	1.05%

Annualized return on beginning equity	0.38%	13.49%	11.75%

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2008, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which are incorporated by reference herein.

ITEM 4.
CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2008.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On June 22, 2007, the Company approved a new stock repurchase program effective June 22, 2007 to replace the Company’s previous stock repurchase plan that commenced May 1, 2006.  The new stock repurchase program, which will remain in effect until June 21, 2009, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  The Company repurchased 88,370 shares of the Company’s outstanding common stock during the first quarter ended March 31, 2008.

The Company made the following purchases of its common stock during the quarter ended March 31, 2008:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2008	3,465	$15.86	3,465	86,293
February 1 – February 29, 2008	51,156	$15.87	51,156	35,137
March 1 – March 31, 2008	33,749	$14.50	33,749	1,388
Total	88,370	$15.35	88,370	1,388

A 6% stock dividend was declared on January 24, 2008 with a record date of February 29, 2008 and is reflected in the number of shares purchased and average prices paid per share.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 9, 2008	by	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)