Form 10-Q
period 2008-08-08
FIRST NORTHERN COMMUNITY BANCORP
filed 2008-08-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares of Common Stock outstanding as of August 7, 2008 was 8,607,597.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(UNAUDITED)
	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$49,642	$52,090
Federal funds sold	715	46,940
Investment securities – available-for-sale	56,053	74,849
Loans, net of allowance for loan losses of
$12,096 at June 30, 2008 and $10,876 at December 31, 2007	512,229	497,971
Loans held-for-sale	1,154	1,343
Stock in Federal Home Loan Bank and other equity securities, at cost	2,257	2,199
Premises and equipment, net	7,960	7,872
Other Real Estate Owned	5,729	879
Accrued interest receivable and other assets	25,636	25,752
TOTAL ASSETS	$661,375	$709,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Deposits
Demand deposits	$172,528	$193,258
Interest-bearing transaction deposits	130,866	135,381
Savings and MMDA's	165,323	178,137
Time, under $100,000	43,022	46,411
Time, $100,000 and over	62,036	69,484
Total deposits	573,775	622,671
FHLB Advances and other borrowings	20,166	15,832
Accrued interest payable and other liabilities	6,008	7,417
TOTAL LIABILITIES	599,949	645,920

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized;
8,577,689 shares issued and outstanding at June 30, 2008 and 8,169,772 shares issued and outstanding at December 31, 2007	58,507	50,956
Additional paid in capital	977	977
Retained earnings	2,595	12,209
Accumulated other comprehensive loss	(653)	(167)
TOTAL STOCKHOLDERS' EQUITY	61,426	63,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$661,375	$709,895

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest and Dividend Income
Loans	$8,540	$10,379	$17,780	$20,754
Federal funds sold	127	992	417	1,852
Due from banks interest bearing accounts	144	—	412	—
Investment securities
Taxable	342	684	840	1,334
Non-taxable	328	302	686	580
Other earning assets	37	31	66	60
Total interest and dividend income	9,518	12,388	20,201	24,580

Interest Expense
Deposits	1,441	3,098	3,353	5,990
Other borrowings	61	89	147	166
Total interest expense	1,502	3,187	3,500	6,156
Net interest income	8,016	9,201	16,701	18,424
Provision for loan losses	2,763	430	6,422	260

Net interest income after provision for loan losses	5,253	8,771	10,279	18,164

Other operating income
Service charges on deposit accounts	929	816	1,853	1,609
(Losses) gains on other real estate owned	(583)	179	(652)	179
Gains on sales of loans held-for-sale	74	138	174	184
Investment and brokerage services income	207	37	384	104
Mortgage brokerage income	12	8	13	77
Loan servicing income	112	91	159	166
Fiduciary activities income	76	80	173	145
ATM fees	69	73	138	139
Signature based transaction fees	152	129	291	243
(Losses) gains on sales of available-for-salesecurities	(16)	—	495	—
Other income	188	157	395	360
Total other operating income	1,220	1,708	3,423	3,206

Other operating expenses
Salaries and employee benefits	3,959	4,337	8,066	8,810
Occupancy and equipment	952	899	1,864	1,897
Data processing	419	385	818	793
Stationery and supplies	171	141	287	287
Advertising	191	218	366	429
Directors’ fees	53	46	105	100
Other real estate owned expense	26	18	35	18
Other expense	1,556	1,383	2,958	2,739
Total other operating expenses	7,327	7,427	14,499	15,073

(Loss) income before income tax expense	(854)	3,052	(797)	6,297
Provision for income taxes	10	1,067	7	2,222

Net (loss) income	$(864)	$1,985	$(804)	$4,075

Basic (Loss) Income per share	$(0.10)	$0.22	$(0.09)	$0.46
Diluted (Loss) Income per share	$(0.10)	$0.22	$(0.09)	$0.44

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT
 OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Shares	Amounts	(Loss) Income	Capital	Earnings	Loss	Total

Balance at December 31, 2007	8,169,772	$50,956	$977	$12,209	$(167)	$63,975
Cumulative effect of adoption of EITF 06-04					(158)		(158)

Comprehensive (loss) income
Net loss			$(804)		(804)		(804)
Other comprehensive (loss) income:

Unrealized holding losses on securities arising during the current period, net of tax effect of $250			(374)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $198			(297)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $124			185
Total other comprehensive loss, net of tax effect of $324			(486)			(486)	(486)

Comprehensive loss			$(1,290)

6% stock dividend	486,542	8,642		(8,642)		—
Cash in lieu of fractional shares					(10)		(10)
Stock-based compensation and related tax benefits		268				268
Stock options exercised, net of swapped shares	6,790	—				—
Stock repurchase and retirement	(85,415)	(1,359)				(1,359)

Balance at June 30, 2008	8,577,689	$58,507	$977	$2,595	$(653)	$61,426

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Six months ended June 30, 2008	Six months ended June 30, 2007
Operating Activities
Net (Loss) Income	$(804)	$4,075
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	530	596
Provision for loan losses	6,422	260
Stock plan accruals	248	301
Tax benefit for stock options	20	82
Gains on sales of available-for-sale securities	(495)	—
Losses (gains) on sales of other real estate owned	652	(179)
Gains on sales of loans held-for-sale	(174)	(184)
Proceeds from sales of loans held-for-sale	21,177	22,350
Originations of loans held-for-sale	(20,814)	(25,949)
Increase in accrued interest receivable and other assets	(956)	(2,383)
Decrease in accrued interest payable and other liabilities	(1,409)	(1,601)
Net cash provided by (used in) operating activities	4,397	(2,632)

Investing Activities
Net decrease (increase) in investment securities	19,739	(14,254)
Net increase in loans	(26,182)	(6,001)
Net increase in other interest earning assets	(58)	(53)
Purchases of premises and equipment, net	(618)	(663)
Net cash used in investing activities	(7,119)	(20,971)

Financing Activities
Net (decrease) increase in deposits	(48,896)	7,865
Net increase in FHLB advances and other borrowings	4,334	208
Cash dividends paid	(10)	(13)
Stock options exercised	—	87
Tax benefit for stock options	(20)	(82)
Repurchase of stock	(1,359)	(2,438)
Net cash (used in) provided by financing activities	(45,951)	5,627

Net decrease in cash and cash equivalents	(48,673)	(17,976)
Cash and cash equivalents at beginning of period	99,030	98,001
Cash and cash equivalents at end of period	$50,357	$80,025

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,731	$6,197
Income Taxes	$340	$2,952

Supplemental disclosures of non-cash investing and financing activities:
Transfer of loans held-for-investment to other real estate owned	$5,502	$1,100
Stock dividend distributed	$8,642	$10,851

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 and December 31, 2007

1.	BASIS OF PRESENTATION

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

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis    (at least annually) to fiscal years beginning after November 15, 2008, and interim periods with those fiscal years.  The expected impact of adoption will not be material.

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

Changes in the allowance for loan losses during the six-month periods ended June 30, 2008 and 2007 and for the year ended December 31, 2007 were as follows:

	(in thousands)

	Six months ended June 30,		Year ended December 31,
	2008	2007	2007
Balance, beginning of period	$10,876	$8,361	$8,361
Provision for loan losses	6,422	260	4,795
Loan charge-offs	(5,529)	(631)	(3,060)
Loan recoveries	327	394	780
Balance, end of period	$12,096	$8,384	$10,876

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially its entire conforming long-term residential mortgage loans originated during the six months ended June 30, 2008 for cash proceeds equal to the fair value of the loans.

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

At June 30, 2008, the Company had $1,154,000 of mortgage loans held-for-sale.  At June 30, 2008 and December 31, 2007, the Company serviced real estate mortgage loans for others of $116,273,000 and $116,310,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2008 and December 31, 2007.

	(in thousands)
	December 31, 2007	Additions	Reductions	June 30, 2008

Mortgage servicing rights	$956	$116	$91	$981
Valuation allowance	—	(14)	—	(14)
Mortgage servicing rights, net of valuation allowance	$956	$102	$91	$967

There was no valuation allowance recorded for mortgage servicing rights as of December 31, 2007.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2008 and 2007.

	(in thousands, except share and earnings per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic earnings per share:
Net (loss) income	$(864)	$1,985	$(804)	$4,075

Weighted average common shares outstanding	8,577,735	8,869,599	8,625,636	8,894,454
Basic EPS	$(0.10)	$0.22	$(0.09)	$0.46

Diluted earnings per share:
Net (loss) income	$(864)	$1,985	$(804)	$4,075

Weighted average common shares outstanding	8,577,735	8,869,599	8,625,636	8,894,454

Effect of dilutive options	—	240,023	—	439,139

Adjusted weighted average common shares outstanding	8,577,753	9,109,622	8,625,636	9,333,593
Diluted EPS	$(0.10)	$0.22	$(0.09)	$0.44

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 120,506 shares and 112,171 shares for the three months ended June 30, 2008 and 2007, respectively.

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 118,108 shares and 111,714 shares for the six months ended June 30, 2008 and 2007, respectively.

5.	STOCK PLANS

The following table presents the activity related to stock options and restricted stock for the three months ended June 30, 2008.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	571,235	$10.47

Granted	—	—

Cancelled / Forfeited	—	—

Exercised	(7,090)	$3.96	$72,956

Options outstanding at End of Period	564,145	$10.55	$1,890,540	5.35

Exercisable (vested) at End of Period	436,180	$9.51	$1,519,768	4.52

The following table presents the activity related to stock options and restricted stock for the six months ended June 30, 2008.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	542,221	$10.78

Granted	31,464	$4.66

Cancelled / Forfeited	(297)	$21.83

Exercised	(9,243)	$3.76	$97,143

Options outstanding at End of Period	564,145	$10.55	$1,890,540	5.35

Exercisable (vested) at End of Period	436,180	$9.51	$1,519,768	4.52

The weighted average fair value of options and restricted stock granted during the six-month period ended June 30, 2008 was $12.11 per share.

As of June 30, 2008, there was $772,278 of total unrecognized compensation cost related to non-vested stock options and restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 1.90 years.

There was $205,332 of recognized compensation cost related to non-vested stock options and restricted stock for the three-month period ended June 30, 2008.

A summary of the weighted average assumptions used in valuing stock options during the three months and six months ended June 30, 2008 is presented below:

	Three Months Ended	Six Months Ended
	June 30, 2008*	June 30, 2008
Risk Free Interest Rate	—	2.76%

Expected Dividend Yield	—	0.0%

Expected Life in Years	—	5.00

Expected Price Volatility	—	27.92%

* There were no stock options or restricted stock granted during the three-month period ended June 30, 2008.

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

As of June 30, 2008, there was $43,500 of unrecognized compensation cost related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $43,500 of recognized compensation cost related to ESPP grants for the six-month period ended June 30, 2008.

The weighted average fair value at grant date during the six-month period ended June 30, 2008 was $4.67.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months and six months ended June 30, 2008 is presented below:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Risk Free Interest Rate	3.28%	3.28%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	31.90%	31.90%

6.	EXECUTIVE SALARY CONTINUATION PLAN

The Company has an unfunded noncontributory defined benefit pension plan provided in two forms to a select group of highly compensated employees.

Four executives have Salary Continuation Plans providing retirement benefits between $50,000 and $100,000 based on responsibilities and tenure at the Company.  The retirement benefits are paid for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service.

The Supplemental Executive Retirement Plan is intended to provide a fixed annual benefit for 10 years plus 6 months for each full year of service over 10 years (limited to 180 months total) subsequent to retirement at age 65.  Reduced benefits are payable as early as age 55 if the participant has at least 10 years of service.  Two employees currently have Supplemental Executive Retirement Plan agreements.  The agreements provide a target benefit of 2% (2.5% for the CEO) times years of service times final average compensation.  Final average compensation is defined as three-year average salary plus seven-year average bonus.  The target benefit is reduced by benefits from social security and the Company's profit sharing plan.  The maximum target benefit is 50% of final average compensation.

	Three months ended June,
	2008	2007
Components of Net Periodic Benefit Cost
Service Cost	$33,232	$30,383
Interest Cost	29,684	28,784
Amortization of prior service cost	21,821	21,821
Net periodic benefit cost	$84,737	$80,988

The Company estimates that the annual net periodic benefit cost will be $336,855 for the year ended December 31, 2008.  This compares to an annual net periodic benefit cost of $323,948 for the year ended December 31, 2007.

Estimated Contributions for Fiscal 2008

For unfunded plans, contributions to the Executive Salary Continuation Plan are the benefit payments made to participants.  At December 31, 2007 the Company expected to make benefit payments of $54,144 in connection with the Executive Salary Continuation Plan during fiscal 2008.

7.	DIRECTORS’ RETIREMENT PLAN

The Company has an unfunded noncontributory defined benefit pension plan ("Directors’ Retirement Plan").  The Directors’ Retirement Plan provides a retirement benefit equal to $1,000 per year of service as a director up to a maximum benefit of $15,000.  The retirement benefit is payable monthly for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service.

	Three months ended June 30,
	2008	2007
Components of Net Periodic Benefit Cost
Service Cost	$14,424	$14,366
Interest Cost	7,731	6,736
Amortization of net loss	—	121
Net periodic benefit cost	$22,155	$21,223

The Company estimates that the annual net periodic benefit cost will be $88,622 for the year ended December 31, 2008.  This compares to annual net periodic benefit costs of $84,890 for the year ended December 31, 2007.

Estimated Contributions for Fiscal 2008

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants.  At December 31, 2007 the Company expected to make cash contributions of $15,000 to the Directors’ Retirement Plan during fiscal 2008.

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 by SFAS No. 157 valuation hierarchy.

(in thousands)
June 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$56,053	$2,273	$53,780	$—

Total investments at fair value	$56,053	$2,273	$53,780	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2008.

(in thousands)
June 30, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$14,098	$—	$8,381	$5,717
Loan servicing rights	967	—	—	967

Total impaired loans and loan servicing rights at fair value	$15,065	$—	$8,381	$6,684

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

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month and six-month periods ended June 30, 2008 and 2007 and should be read in conjunction with the Company's consolidated 2007 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2007, along with other financial information included in this Report.

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

Significant results and developments during the second quarter and year-to-date 2008 include:

•  Net loss of $0.80 million for the six months ended June 30, 2008, down 119.6% from the $4.08 million earned in the same fiscal period last year.  (First half 2008 net income was decreased by a $3.79 million, net of tax, provision for loan losses.  First half 2007 net income was decreased by a $153 thousand, net of tax, provision for loan losses.)

•  Diluted (loss) per share for the six months ended June 30, 2008 was ($0.09), down 120.5% from the diluted income per share of $0.44 reported in the same period last year (per share data has been adjusted for stock dividends).

•  Net interest income decreased in the six months ended June 30, 2008 by $1.7 million, or 9.2%, to $16.7 million from $18.4 million in the same period last year.  The decrease in net interest income was primarily attributable to decreases in the average volume of interest-earning assets combined with a decrease in interest yields, which was partially offset by decreases in interest-bearing deposits combined with a decrease in interest costs.  Net interest margin decreased from 5.87% for the six-month period ending June 30, 2007 to 5.43% for the same period ending June 30, 2008.

•  Provision for loan losses of $6,422,000 for the six-month period ended June 30, 2008 compared to a provision for loan losses of $260,000 for the same period in 2007.  The increase in the provision for loan losses during the six-month period in 2008 was primarily due to continued deterioration in collateral values and repayment abilities of some of the Bank's customers centered in the Company's residential construction and construction related commercial segment of the loan portfolio affected by the repercussions of the country's housing market crisis.

•  Total assets at June 30, 2008 were $661.4 million, a decrease of $31.7 million, or 4.6%, from prior-year first half levels.

•  Total net loans at June 30, 2008 (including loans held-for-sale) increased $24.4 million, or 5.0%, to $513.4 million compared to June 30, 2007.

•  Total investment securities at June 30, 2008 decreased $32.8 million, or 36.9%, to $56.1 million compared to June 30, 2007.

•  Total deposits of $573.8 million at June 30, 2008, represented a decrease of $37.7 million, or 6.2%, compared to June 30, 2007.  The primary reason for the decrease in deposits was due to the ongoing economic impact of the slowing real estate activity in the communities served by the Company.  Since the peak in the real estate market, deposits in the real estate related business accounts show consistent reduction in average and end of period balances while the number of customers has remained stable.

•  Net loss for the quarter of $0.86 million, down 143.2% from the $1.99 million earned in the second quarter of 2007.

•  Diluted (loss) per share for the quarter of ($0.10) compared to $0.22 income per diluted share earned a year ago.

SUMMARY

The Company recorded a net loss of $864,000 for the three-month period ended June 30, 2008, representing a decrease of $2,849,000 or 143.5% from net income of $1,985,000 for the same period in 2007.

The Company recorded a net loss of $804,000 for the six-month period ended June 30, 2008, representing a decrease of $4,879,000 or 119.7% from net income of $4,075,000 for the same period in 2007.

The following table presents a summary of the results for the three-month and six-month periods ended June 30, 2008 and 2007.

		(in thousands, except per share and percentage amounts)

.		Three months	Three months	Six months	Six months
		ended	ended	ended	ended
		June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

	For the Period:

	Net (Loss) Income	$(864)	$1,985	$(804)	$4,075

	Basic (Loss) Earnings Per Share*	$(0.10)	$0.22	$(0.09)	$0.46

	Diluted (Loss) Earnings Per Share*	$(0.10)	$0.22	$(0.09)	$0.44

	At Period End:

	Total Assets	$661,375	$693,109	$661,375	$693,109

	Total Loans, Net (including loans held-for-sale)	$513,383	$488,987	$513,383	$488,987

	Total Investment Securities	$56,053	$88,889	$56,053	$88,889

	Total Deposits	$573,775	$611,547	$573,775	$611,547

	Loan-To-Deposit Ratio	89.5%	80.0%	89.5%	80.0%	%

	*Adjusted for stock dividends

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	June 30, 2008			June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$505,182	$8,540	6.78%	$477,140	$10,379	8.72%
Federal funds sold	23,876	127	2.13%	76,081	992	5.23%
Interest bearing due from banks	16,571	144	3.49%	—	—	—
Investment securities, taxable	28,043	342	4.89%	55,449	684	4.95%
Investment securities, non-taxable (2)	31,649	328	4.16%	28,051	302	4.32%
Other interest earning assets	2,241	37	6.62%	2,134	31	5.83%
Total interest-earning assets	607,562	9,518	6.28%	638,855	12,388	7.78%
Non-interest-earning assets:
Cash and due from banks	22,853			24,355
Premises and equipment, net	7,978			8,210
Other real estate owned	3,407			1,380
Accrued interest receivable and other assets	24,981			22,561
Total average assets	666,781			695,361

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	132,311	226	0.69%	130,657	777	2.39%
Savings and MMDA’s	174,489	429	0.99%	184,474	1,143	2.49%
Time, under $100,000	43,073	252	2.35%	46,042	383	3.34%
Time, $100,000 and over	67,713	534	3.16%	73,424	795	4.34%
FHLB advances and other borrowings	9,093	61	2.69%	10,526	89	3.39%
Total interest-bearing liabilities	426,679	1,502	1.41%	445,123	3,187	2.87%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	171,308			180,816
Accrued interest payable and other liabilities	5,615			6,577
Total liabilities	603,602			632,516
Total stockholders’ equity	63,179			62,845
Total average liabilities and stockholders’ equity	$666,781			$695,361
Net interest income and net interest margin (3)		$8,016	5.29%		$9,201	5.78%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $382 and $603 for the three months ended June 30, 2008 and 2007, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended			Six months ended
	June 30, 2008			June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$496,484	$17,780	7.18%	$477,584	$20,754	8.76%
Federal funds sold	31,533	417	2.65%	71,583	1,852	5.22%
Interest bearing due from banks	19,690	412	4.20%	—	—
Investment securities, taxable	34,356	840	4.90%	54,441	1,334	4.94%
Investment securities, non-taxable (2)	32,990	686	4.17%	26,927	580	4.34%
Other interest earning assets	2,221	66	5.96%	2,121	60	5.70%
Total interest-earning assets	617,274	20,201	6.56%	632,656	24,580	7.83%
Non-interest-earning assets:
Cash and due from banks	23,996			25,770
Premises and equipment, net	7,970			8,228
Other real estate owned	2,224			1,315
Accrued interest receivable and other assets	24,938			22,084
Total average assets	676,402			690,053

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	131,532	550	0.84%	126,988	1,513	2.40%
Savings and MMDA’s	176,412	997	1.13%	183,304	2,223	2.45%
Time, under $100,000	43,941	584	2.67%	46,716	764	3.30%
Time, $100,000 and over	69,140	1,222	3.54%	71,174	1,490	4.22%
FHLB advances and other borrowings	9,743	147	3.03%	10,463	166	3.20%
Total interest-bearing liabilities	430,768	3,500	1.63%	438,645	6,156	2.83%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	175,364			182,116
Accrued interest payable and other liabilities	6,030			6,859
Total liabilities	612,162			627,620
Total stockholders’ equity	64,240			62,433
Total average liabilities and stockholders’ equity	$676,402			$690,053
Net interest income and net interest margin (3)		$16,701	5.43%		$18,424	5.87%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $1,094 and $1,247 for the six months ended June 30, 2008 and 2007, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $2,448,000 decrease in cash and due from banks, a $46,225,000 decrease in Federal funds sold, an $18,796,000 decrease in investment securities available-for-sale, a $14,258,000 increase in net loans held for investment, a $189,000 decrease in loans held-for-sale, a $4,850,000 increase in other real estate owned and a $116,000 decrease in accrued interest receivable and other assets from December 31, 2007 to June 30, 2008.  The decrease in cash and due from banks was substantially the result of a decrease in interest bearing due from banks accounts combined with an increase in items in process of collection.  The decrease in Federal funds sold was largely due to an increase in loans held for investment and a decrease in deposits, which was partially offset by decreases in cash and due from banks, investment securities available-for-sale, loans held-for-sale, and accrued interest receivable and other assets.  The decrease in investment securities available-for-sale was largely due to sales, maturities and calls of agency investment securities and tax exempt municipal investment securities, which were partially offset by purchases of mortgage-backed investment securities.  The increase in net loans held for investment was due to increases in the following loan categories: commercial; agricultural; equipment; and home equity lines of credit, which were partially offset by decreases in real estate; real estate commercial and construction; real estate small business administration; and equipment leases.  These fluctuations were due to changes in the demand for loan products by the Company’s borrowers and transfers of loans held for investment to OREO.  The decrease in loans held-for-sale was in real estate loans and was due, for the most part, to a decrease in the origination of loans.  The Company originated approximately $20,814,000 in residential mortgage loans during the first six months of 2008, which was offset by approximately $21,177,000 in loan sales during this period.  The increase in other real estate owned was due to the transfer of real estate loans to OREO from loans held for investment.  The decrease in accrued interest receivable and other assets was mainly due to decreases in loan and securities interest receivables, which were partially offset by increases in the cash surrender value of bank owned life insurance and income taxes receivable.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $48,896,000 at June 30, 2008 compared to December 31, 2007.  The decrease in deposits was due to lower demand deposits, interest-bearing transaction deposits, time deposits, savings and money market deposits. These fluctuations were due to interest rate and cyclical changes in deposit requirements of the Company’s depositors.  Federal Home Loan Bank advances (“FHLB advances”) and other borrowings increased $4,334,000 for the six months ended June 30, 2008 compared to the year ended December 31, 2007, due to an increase in FHLB advances, which was partially offset by decreases in Federal funds purchased and treasury tax and loan payable.  Other liabilities decreased $1,409,000 from December 31, 2007 to June 30, 2008.  The decrease in other liabilities was due to decreases in accrued profit sharing expense and accrued interest expense, which was partially offset by increases in accrued FDIC assessment expense, accrued retirement expense and accrued reserve for operational losses expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee decreased the Federal Funds rate 325 basis points during the twelve-month period ended June 30, 2008.

Interest income on loans for the six-month period ended June 30, 2008 was down 14.3% from the same period in 2007, decreasing from $20,754,000 to $17,780,000 and was down 17.7% for the three-month period ended June 30, 2008 over the same period in 2007, from $10,379,000 to $8,540,000.  The decrease in interest income on loans for the six-month period ended as compared to the same period a year ago was primarily due to a 158 basis point decrease in loan yields, which was partially offset by an increase in average loans.  The decrease for the three-month period ended June 30, 2008 as compared to the same period a year ago was primarily due to a 194 basis point decrease in loan yields, which was partially offset by an increase in average loans.

Interest income on investment securities available-for-sale for the six-month period ended June 30, 2008 was down 20.3% from the same period in 2007, decreasing from $1,914,000 to $1,526,000 and was down 32.1% for the three-month period ended June 30, 2008 over the same period in 2007, from $986,000 to $670,000.  The decrease in interest income on investment securities for the six-month period ended as compared to the same period a year ago was primarily due to a decrease in average investment securities combined with a 21 basis point decrease in investment securities yields. This decrease for the three-month period ended June 30, 2008 as compared to the same period a year ago was primarily due to a decrease in average investment securities combined with a 22 basis point decrease in investment securities yields.

Interest income on Federal Funds sold for the six-month period ended June 30, 2008 was down 77.5% from the same period in 2007, decreasing from $1,852,000 to $417,000 and was down 87.2% for the three-month period ended June 30, 2008 over the same period in 2007, from $992,000 to $127,000.  The decrease in interest income on Federal Funds for the six-month period ended as compared to the same period a year ago was primarily due to by a decrease in average Federal Funds sold combined with a 257 basis point decrease in Federal Funds yields.  The decrease for the three-month period ended June 30, 2008 as compared to the same period a year ago was primarily due to a decrease in average Federal Funds sold combined with a 310 basis point decrease in Federal Funds yields.

Interest income on other interest-earning assets for the six-month period ended June 30, 2008 was up 10.0% from the same period in 2007, increasing from $60,000 to $66,000 and was up 19.4% for the three-month period ended June 30, 2008 over the same period in 2007.  The increase in interest income on other interest-earning assets for the six-month period ended June 30, 2008 as compared to the same period a year ago was primarily due to an increase in average other interest earning assets combined with a 26 basis point increase in other earning asset yields.  The increase in interest income on other interest-earning assets for the three-month period ended June 30, 2008 as compared to the same period a year ago was primarily due to an increase in average other interest-earning assets combined with an 79 basis point increase in other earning asset yields.

Interest income on interest-bearing due from banks for the six-month period ended June 30, 2008 was $412,000 and was $144,000 for the three-month period ended June 30, 2008. There was no interest-bearing due from accounts for the three-month and six-month periods ending June 30, 2007.

Interest Expense

The decrease in general market interest rates decreased the Company’s cost of funds in the first six months of 2008 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2008 was down 43.1% from the same period in 2007, decreasing from $6,156,000 to $3,500,000, and was down 52.9% for the three-month period ended June 30, 2008 over the same period in 2007 from $3,187,000 to $1,502,000. The decrease in interest expense during the six-month period ended June 30, 2008 was primarily due to a 120 basis point increase in the Company’s average cost of funds combined with a decrease in average interest-bearing liabilities. The decrease in interest expense during the three-month period ended June 30, 2008 was primarily due to a 146 basis point increase in the Company’s average cost of funds combined with a decrease in average interest-bearing liabilities.

Provision for Loan Losses

There was a provision for loan losses of $6,422,000 for the six-month period ended June 30, 2008 compared to a provision for loan losses of $260,000 for the same period in 2007.  The allowance for loan losses was approximately $12,096,000, or 2.31% of total loans, at June 30, 2008 compared to $10,876,000, or 2.14% of total loans, at December 31, 2007.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

There was a provision for loan losses of $2,763,000 for the three-month period ended June 30, 2008 compared to an $430,000 provision for the same period in 2007.

The increase in the provision for loan losses during the three-month and six-month periods in 2008 were primarily due to continued deterioration in collateral values and repayment abilities of some of the Bank's customers centered in the Company's residential construction and construction-related commercial segment of the loan portfolio affected by the repercussions of the country's housing market crisis.

Provision for Unfunded Lending Commitment Losses

There was a recovery of provision for unfunded lending commitment losses of $4,000 for the six-month period ended June 30, 2008 compared to a provision of $10,000 for the same period in 2007.  The recovery of provision for unfunded lending commitment losses was due to a decrease in unfunded lending commitments.

There was a provision for unfunded lending commitment losses of $37,000 for the three-month period ended June 30, 2008 compared to a recovery of provision of $40,000 for the same period in 2007.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 6.8% for the six-month period ended June 30, 2008 from the same period in 2007 increasing from $3,206,000 to $3,423,000.

This increase was primarily due to increases in gains on available-for-sale securities, investment brokerage services income, service charges on deposit accounts, signature based transaction fees, fiduciary services income and other miscellaneous income, which was partially offset by decreases in gains on other real estate owned and mortgage brokerage income. The increase in gains on available-for-sale securities was due to the sale of securities during the first quarter of 2008.  The increase in investment brokerage services income was due to an increase in the demand for those services.  The increase in service charges on deposit accounts was due to an increase in overdraft fees. The increase in signature based transaction fees was due to an increase in signature based transactions.  The increase in fiduciary services income was due to an increase in the demand for those services. The increase in other miscellaneous income was due to increases in standby letters of credit fees and deferred compensation insurance earnings. The decrease in gain on other real estate owned was due to write downs of other real estate properties.  The decrease in mortgage brokerage fees was the result of a decrease in mortgage brokerage activity.

Other operating income was down 28.6% for the three-month period ended June 30, 2008 from the same period in 2007, decreasing from $1,708,000 to $1,220,000.

This decrease was primarily due to decreases in gains on other real estate owned, gains on sales of loans held-for-sale and gains on available-for-sale securities, which was partially offset by increases in investment brokerage services income, service charges on deposit accounts, signature based transaction fees, loan servicing income and other miscellaneous income. The decrease in gain on other real estate owned was due to write downs of other real estate properties.  The decrease in gains on sales of loans was due to lower sales of loans compared to the second quarter of 2007.  The decrease in gains on available-for-sale securities was due to losses on the sale of securities during the second quarter of 2008.  The increase in investment brokerage services income was due to an increase in the demand for those services.  The increase in service charges on deposit accounts was due to an increase in overdraft fees. The increase in signature based transaction fees was due to an increase in signature based transactions.  The increase in loan servicing income was due to an increase in the booked income for the Company’s mortgage servicing asset.  The increase in other miscellaneous income was due to increases in standby letters of credit fees and deferred compensation insurance earnings.

Other Operating Expenses

Total other operating expenses was down 3.8% for the six-month period ended June 30, 2008 from the same period in 2007, decreasing from $15,073,000 to $14,499,000.

The principal reasons for the decrease in other operating expenses in the six-month period ended June 30, 2008 were due to decreases in the following:  salaries and benefits; advertising costs and occupancy and equipment, which was partially offset by an increase in data processing; other real estate owned expense and other miscellaneous operating expenses.  The decrease in salaries and benefits was due to decreases in the following:  profit sharing expenses; provision for incentive compensation due to decreased profits, contingent sick pay and vacation pay; stock compensation expense and worker’s compensation expense, which were partially offset by increases in merit salaries; deferred loan processing costs; commissions paid and payroll taxes.  The decrease in advertising costs was due to a decrease in printed materials and related costs.  The decrease in occupancy and equipment expense was due to decreased depreciation expense, service contracts, hazard and liability insurance and building maintenance expense, which were partially offset by increases in rent expense, property taxes, equipment maintenance expense and equipment rental expense.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system.  The increase in other real estate owned expense was due to maintenance and other expenses related to OREO properties that were transferred from loans held for investment.

Total other operating expenses was down 1.4% for the three-month period ended June 30, 2008 from the same period in 2007, decreasing from $7,427,000 to $7,327,000.

The principal reasons for the decrease in other operating expenses in the three-month period ended June 30, 2008 were decreases in the following:  salaries and benefits and advertising costs, which were partially offset by an increase occupancy and equipment expense; data processing; stationery and supplies and in other miscellaneous operating expenses. The decrease in salaries and benefits was due to decreases in the following:  provision for incentive compensation due to decreased profits; profit sharing expenses; deferred loan processing costs and worker’s compensation expense, which was partially offset by increases in merit salaries, commissions paid and payroll taxes.  The decrease in advertising costs was due to a decrease in printed materials and related costs.  The increase in occupancy and equipment expense was due to increases in rent expense and equipment rental expense, which were partially offset by decreases in service contracts and hazard and liability insurance.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system.  The increase in stationery and supplies was due to an increase in supply usage.

The following table sets forth other miscellaneous operating expenses by category for the three-month and six-month periods ended June 30, 2008 and 2007.

	(in thousands)

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Other miscellaneous operating expenses
Provision (recovery of provision) for unfunded lending commitments	$37	$(40)	$(4)	$10
FDIC assessments	105	18	225	34
Contributions	47	43	70	95
Legal fees	108	109	178	180
Accounting and audit fees	106	125	365	252
Consulting fees	127	117	232	213
Postage expense	103	92	171	177
Telephone expense	72	62	136	123
Public relations	95	123	199	201
Training expense	62	62	123	139
Loan origination expense	164	185	264	399
Computer software depreciation	61	55	122	111
Other miscellaneous expense	469	432	877	805

Total other miscellaneous operating expenses	$1,556	$1,383	$2,958	$2,739

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by nontaxable earnings primarily affect the Company’s provision for income taxes.

In the six months ended June 30, 2008, the Company’s provision for income taxes decreased $2,215,000 from the same period last year, from $2,222,000 to $7,000.

In the three months ended June 30, 2008, the Company’s provision for income taxes decreased $1,057,000 from the same period last year, from $1,067,000 to $10,000.

The decrease in provision for income taxes for all periods presented is primarily attributable to the respective level of reduced earnings.  The amount of the provision was also effected by the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, excludable interest income and, for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an increase for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for the six months ended June 30, 2008 is as follows:

(in thousands)
Balance at January 1, 2008	$122
Additions for tax positions taken in the current period	—
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	—
Reductions for tax positions taken in prior years	—
Decreases related to settlements with taxing authorities	—
Decreases as a result of a lapse in statue of limitations	—

Balance at June 30, 2008	$122

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2008.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At June 30, 2008, unrecognized interest and penalties were $23 thousand.  The tax years ended December 31, 2007, 2006, 2005 and 2004 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2007, 2006, 2005, 2004 and 2003 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2008	December 31, 2007

Undisbursed loan commitments	$190,964	$214,274
Standby letters of credit	13,846	15,188
	$204,810	$229,462

The reserve for unfunded lending commitments amounted to $1,101,000 at June 30, 2008, down from $1,105,000 at December 31, 2007.  The decrease was primarily related to a decrease in undisbursed loan commitments.  The reserve for unfunded lending commitments is included in other liabilities.

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

Non-accrual loans amounted to $14,098,000 at June 30, 2008 and were comprised of two commercial loans totaling $198,000, two agricultural loans totaling $297,000 and twenty-seven real estate loans totaling $13,603,000.  At December 31, 2007, non-accrual loans amounted to $15,173,000 and consisted of three non-accrual commercial loans totaling $511,000, four non-accrual agricultural loans totaling $1,504,000, three non-accrual commercial real estate loans totaling $3,816,000, twelve non-accrual residential mortgage loans totaling $9,335,000 and one non-accrual installment loan totaling $7,000.  Non-accrual loans amounted to $3,700,000 at June 30, 2007 and were comprised of three commercial loans totaling $606,000, two agricultural loans totaling $448,000 and eight real estate loans totaling $2,646,000.  The increase in non-accrual loans at June 30, 2008 from the balance at December 31, 2007 was due to the addition of one commercial loan, twenty-two real estate loans and one agricultural loan to non-accrual, which was partially offset by payments received on one commercial loan, four real estate loans and one agricultural loan, payoffs received on three agricultural loans, one commercial loan and three real estate loans, partial charge offs on one commercial loan and three real estate loans and charge offs of one commercial loan and one installment loan combined with partial charge offs and transfers of six real estate loans to other real estate owned (“OREO”).

Total impaired loans at June 30, 2008 totaled $14,098,000, the majority of the impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity; for the unsecured portion of the impaired loans, specific reserves amounting to $287,000 were allocated to these loans.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had loans 90 days past due and still accruing totaling $1,919,000 at June 30, 2008.  Such loans amounted to $263,000 at December 31, 2007.  The Company had no loans 90 days past due and still accruing at June 30, 2007.

OREO is made up of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell.  A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

OREO amounted to $5,729,000, $1,100,000 and $879,000 for the periods ended June 30, 2008, June 30, 2007 and December 31, 2007, respectively.  The increase in OREO loans at June 30, 2008 from the balance at December 31, 2007 was due to the transfer of four real estate construction loans and two real estate development loans to OREO.

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

The following table summarizes the loan loss experience of the Company for the six-month periods ended June 30, 2008 and 2007, and for the year ended December 31, 2007.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2008	2007	2007

Balance at beginning of period	$10,876	$8,361	$8,361
Provision for loan losses	6,422	260	4,795
Loans charged-off:
Commercial	(279)	(181)	(1,428)
Agriculture	—	—	(82)
Real estate mortgage	(1,090)	(120)	(249)
Real estate construction	(3,973)	—	(537)
Installment loans to individuals	(187)	(330)	(764)

Total charged-off	(5,529)	(631)	(3,060)

Recoveries:
Commercial	62	101	256
Agriculture	51	150	200
Real estate mortgage	32	—	—
Installment loans to individuals	182	143	324

Total recoveries	327	394	780

Net charge-offs	(5,202)	(237)	(2,280)

Balance at end of period	$12,096	$8,384	$10,876

Ratio of net charge-offs
To average loans outstanding during the period	(1.03%)	(0.05%)	(0.45%)
Allowance for loan losses
To total loans at the end of the period	2.31%	1.71%	2.14%
To non-performing loans at the end of the period	75.52%	226.59%	70.46%

Non-performing loans totaled $14,098,000, $3,700,000 and $15,436,000 at June 30, 2008 and 2007 and December 31, 2007, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2008, the Company had the following deposit mix: 28.8% in savings and MMDA deposits, 18.3% in time deposits, 22.8% in interest-bearing transaction deposits and 30.1% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2008 and December 31, 2007 are summarized as follows:
	(in thousands)
	June 30, 2008	December 31, 2007
Three months or less	$18,691	$29,632
Over three to twelve months	37,183	34,161
Over twelve months	6,162	5,691
Total	$62,036	$69,484

The decrease in time certificates of deposit (CD's) of $100,000 or more, three months or less is primarily attributable to a decrease of higher cost short term CD's.  The Company chose not to match interest rates considered above market.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios with the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 89.5% on June 30, 2008. In addition, on June 30, 2008, the Company had the following short-term investments:  $715,000 in Federal funds sold; $15,500,000 in Certificate of Deposit Account Registry Service (“CDARS”); $5,814,000 in securities due within one year; and $4,475,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $25,700,000 at June 30, 2008; additionally the Company has a line of credit with the Federal Home Loan Bank, on which the current borrowing capacity is $71,338,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2008, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of June 30, 2008.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio	Minimum
	Capital	Ratio	Requirement	Capital
Leverage	$61,141	9.15%	5.0%	4.0%
Tier 1 Risk-Based	$61,141	10.45%	6.0%	4.0%
Total Risk-Based	$68,531	11.71%	10.0%	8.0%

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2008, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which are incorporated by reference herein.

ITEM 4.
CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2008.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results and the following information.

The U.S. and global economies have experienced a slowing of economic growth, volatility in the financial markets, and significant deterioration in sectors of the U.S. residential real estate markets, all of which present challenges for the banking and financial services industry

Commencing in 2007 and continuing into 2008, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for First Northern. These developments include a general slowing of economic growth both globally and in the U.S. which has prompted the Congress to adopt an economic stimulus bill which President Bush signed into law on February 13, 2008, and which prompted the Federal Reserve Board to decrease its discount rate and the federal funds rate several times in the first half of 2008. These developments have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets. In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, particularly in the subprime sector. These conditions in turn have led to significant deterioration in certain financial markets, particularly the markets for subprime residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities. On July 30, 2008, President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. It cannot be predicted whether this recent legislation will result in significant improvement in financial and economic conditions affecting the banking industry. If, notwithstanding the federal government's recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for First Northern. While it is difficult to predict how long these conditions will exist and which markets and businesses of our company may be affected, these factors could continue to present risks for some time for the industry and our company.

Adverse economic factors affecting certain industries we serve could adversely affect our business

We are subject to certain industry-specific economic factors. For example, a portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, which in turn could negatively impact our title and escrow deposit levels. Additionally, a further downturn in the residential real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate and construction loan portfolio. Although we do not engage in subprime or negative amortization lending, effects of recent subprime market challenges, combined with the ongoing deterioration in the U.S. and California real estate markets, could result in further price reductions in single family home prices and a lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction, residential mortgage and construction related commercial portfolios in various ways, including by decreasing the value of the collateral for our loans. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

We provide financing to, and receive deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial and commercial industries. The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, which has lead us to take additional provisions and charge-offs against credit losses in this portfolio.  Continued increases in fuel prices and energy costs could adversely affect businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

The risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as modified by the additional information above, are incorporated herein by reference. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On June 22, 2007, the Company approved a new stock repurchase program effective June 22, 2007 to replace the Company’s previous stock repurchase plan that commenced May 1, 2006.  The new stock repurchase program, which will remain in effect until June 21, 2009, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  The Company repurchased 137 shares of the Company’s outstanding common stock during the second quarter ended June 30, 2008.

The Company made the following purchases of its common stock during the quarter ended June 30, 2008:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2008	137	$17.70	137	1,251
May 1 – May 31, 2008	—	—	—	1,251
June 1 – June 30, 2008	—	—	—	1,251
Total	137	$17.70	137	1,251

A 6% stock dividend was declared on January 24, 2008 with a record date of February 29, 2008 and is reflected in the number of shares purchased and average prices paid per share.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting of shareholders (the “Annual Meeting”) on May 13, 2008.

(b)
Proxies for the Annual Meeting were solicited pursuant to the rules set forth in Regulation 14A promulgated under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directors as listed in the Company’s proxy statement for the Annual Meeting, and all of such nominees were elected.

(c)	The vote for the nominated directors was as follows:

Nominee	For	Withheld
Lori J. Aldrete	6,322,826	114,382
Frank J. Andrews, Jr.	6,267,103	170,105
John M. Carbahal	6,333,279	103,929
Gregory DuPratt	6,333,279	103,929
John F. Hamel	6,184,013	253,195
Diane P. Hamlyn	6,291,153	146,055
Foy S. McNaughton	6,333,279	103,929
Owen J. Onsum	6,332,776	104,432
David W. Schulze	6,333,279	103,929
Andrew Wallace	6,333,279	103,929

The vote for ratifying the appointment of Moss Adams LLP as the Company’s independent auditors was as follows:

For	6,320,219
Against	-0-
Abstain	116,989
Broker Non-Vote	-0-

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 8, 2008	By:	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)