Form 10-Q
period 2008-11-07
FIRST NORTHERN COMMUNITY BANCORP
filed 2008-11-10
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares of Common Stock outstanding as of November 7, 2008 was 8,607,597.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$27,347	$52,090
Federal funds sold	12,595	46,940
Investment securities – available-for-sale	43,452	74,849
Loans, net of allowance for loan losses of
$13,438 at September 30, 2008 and $10,876 at December 31, 2007	528,707	497,971
Loans held-for-sale	1,615	1,343
Stock in Federal Home Loan Bank and other equity securities, at cost	2,290	2,199
Premises and equipment, net	9,035	7,872
Other Real Estate Owned	4,725	879
Accrued interest receivable and other assets	27,757	25,752
TOTAL ASSETS	$657,523	$709,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Deposits
Demand deposits	$161,562	$193,258
Interest-bearing transaction deposits	121,395	135,381
Savings and MMDA's	163,632	178,137
Time, under $100,000	53,439	46,411
Time, $100,000 and over	59,194	69,484
Total deposits	559,222	622,671
FHLB Advances and other borrowings	30,577	15,832
Accrued interest payable and other liabilities	5,860	7,417
TOTAL LIABILITIES	595,659	645,920

Stockholders' equity
Common stock, no par value; 16,000,000 shares authorized;
8,577,689 shares issued and outstanding at September 30, 2008 and 8,169,772 shares issued and outstanding at December 31, 2007	58,631	50,956
Additional paid in capital	977	977
Retained earnings	3,568	12,209
Accumulated other comprehensive loss	(1,312)	(167)
TOTAL STOCKHOLDERS' EQUITY	61,864	63,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$657,523	$709,895

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest and Dividend Income
Loans	$9,062	$10,681	$26,842	$31,435
Federal funds sold	70	384	487	2,236
Due from banks interest bearing accounts	109	116	521	116
Investment securities
Taxable	282	779	1,122	2,113
Non-taxable	300	335	986	915
Other earning assets	33	26	99	86
Total interest and dividend income	9,856	12,321	30,057	36,901

Interest Expense
Deposits	1,282	2,930	4,635	8,920
Other borrowings	247	81	394	247
Total interest expense	1,529	3,011	5,029	9,167
Net interest income	8,327	9,310	25,028	27,734
Provision for loan losses	3,638	990	10,060	1,250

Net interest income after provision for loan losses	4,689	8,320	14,968	26,484

Other operating income
Service charges on deposit accounts	952	903	2,805	2,512
(Losses) gains on other real estate owned	(724)	174	(1,376)	353
Gains on sales of loans held-for-sale	29	6	203	190
Investment and brokerage services income	251	37	635	141
Mortgage brokerage income	3	13	16	90
Loan servicing income	30	66	189	232
Fiduciary activities income	72	65	245	210
ATM fees	61	77	199	216
Signature based transaction fees	153	134	444	377
Gains on sales of available-for-sale securities	29	146	524	146
Other income	188	179	583	539
Total other operating income	1,044	1,800	4,467	5,006

Other operating expenses
Salaries and employee benefits	3,650	4,373	11,716	13,183
Occupancy and equipment	913	834	2,777	2,731
Data processing	436	424	1,254	1,217
Stationery and supplies	83	119	370	406
Advertising	137	212	503	641
Directors’ fees	53	49	158	149
Other real estate owned expense	41	9	76	27
Other expense	1,021	1,170	3,979	3,909
Total other operating expenses	6,334	7,190	20,833	22,263

(Loss) income before income tax expense (benefit)	(601)	2,930	(1,398)	9,227
(Benefit) provision for income taxes	(1,573)	911	(1,566)	3,133

Net income	$972	$2,019	$168	$6,094

Basic income per share	$0.11	$0.23	$0.02	$0.69
Diluted income per share	$0.11	$0.22	$0.02	$0.67

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT
 OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

						Accumulated
				Additional		Other
	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Shares	Amounts	Income (Loss)	Capital	Earnings	Loss	Total

Balance at December 31, 2007	8,169,772	$50,956		$977	$12,209	$(167)	$63,975
Cumulative effect of adoption of EITF 06-04					(158)		(158)

Comprehensive income (loss)
Net income			$168		168		168
Other comprehensive income:

Unrealized holding losses on securities arising during the current period, net of tax effect of $677			(1,016)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $210			(314)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $124			185
Total other comprehensive loss, net of tax effect of $763			(1,145)			(1,145)	(1,145)

Comprehensive loss			$(977)

6% stock dividend	486,542	8,641			(8,641)
Cash in lieu of fractional shares					(10)		(10)
Stock-based compensation and related tax benefits		393					393
Stock options exercised, net of swapped shares	6,790
Stock repurchase and retirement	(85,415)	(1,359)					(1,359)

Balance at September 30, 2008	8,577,689	$58,631		$977	$3,568	$(1,312)	$61,864

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Operating Activities
Net Income	$168	$6,094
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	791	853
Provision for loan losses	10,060	1,250
Stock plan accruals	373	426
Tax benefit for stock options	20	82
Gains on sales of available-for-sale securities	(524)	(146)
Losses (gains) on sales of other real estate owned	1,376	(353)
Gains on sales of loans held-for-sale	(203)	(190)
Proceeds from sales of loans held-for-sale	27,386	33,447
Originations of loans held-for-sale	(27,455)	(30,415)
Increase in accrued interest receivable and other assets	(4,175)	(959)
Decrease in accrued interest payable and other liabilities	(1,557)	(799)
Net cash provided by operating activities	6,260	9,290

Investing Activities
Net decrease (increase) in investment securities	32,808	(15,000)
Net increase in loans	(46,018)	(33,967)
Net increase in other interest earning assets	(91)	(79)
Purchases of premises and equipment, net	(1,954)	(722)
Net cash used in investing activities	(15,255)	(49,768)

Financing Activities
Net (decrease) increase in deposits	(63,449)	4,138
Net increase (decrease) in FHLB advances and other borrowings	14,745	(303)
Cash dividends paid	(10)	(13)
Stock options exercised	—	101
Tax benefit for stock options	(20)	(82)
Repurchase of stock	(1,359)	(4,542)
Net cash used in financing activities	(50,093)	(701)

Net decrease in cash and cash equivalents	(59,088)	(41,179)
Cash and cash equivalents at beginning of period	99,030	98,001
Cash and cash equivalents at end of period	$39,942	$56,822

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,260	$6,524
Income Taxes	$342	$4,615

Supplemental disclosures of non-cash investing and financing activities:
Transfer of loans held-for-sale to loans held-for-investment	—	$2,892
Transfer of loans held-for-investment to other real estate owned	$6,343	$1,352
Stock dividend distributed	$8,641	$10,851

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 and December 31, 2007

1.	BASIS OF PRESENTATION

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

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

2.           ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated.  The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral.  See discussion on page 30 “Asset Quality” regarding impaired/problem loans.

Changes in the allowance for loan losses during the nine-month periods ended September 30, 2008 and 2007 and for the year ended December 31, 2007 were as follows:
	(in thousands)

	Nine months ended September 30,		Year ended December 31,
	2008	2007	2007
Balance, beginning of period	$10,876	$8,361	$8,361
Provision for loan losses	10,060	1,250	4,795
Loan charge-offs	(8,009)	(970)	(3,060)
Loan recoveries	511	512	780
Balance, end of period	$13,438	$9,153	$10,876

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially its entire conforming long-term residential mortgage loans originated during the nine months ended September 30, 2008 for cash proceeds equal to the fair value of the loans.

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

At September 30, 2008, the Company had $1,615,000 of mortgage loans held-for-sale.  At September 30, 2008 and December 31, 2007, the Company serviced real estate mortgage loans for others of $118,673,000 and $116,310,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2008 and December 31, 2007.

	(in thousands)
	December 31, 2007	Additions	Reductions	September 30, 2008

Mortgage servicing rights	$956	$135	$134	$957
Valuation allowance	—	(34)	—	(34)
Mortgage servicing rights, net of valuation allowance	$956	$101	$134	$923

There was no valuation allowance recorded for mortgage servicing rights as of December 31, 2007.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2008 and 2007.

	(in thousands, except share and earnings per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$972	$2,019	$168	$6,094

Weighted average common shares outstanding	8,577,689	8,793,412	8,619,059	8,860,922
Basic EPS	$0.11	$0.23	$0.02	$0.69

Diluted earnings per share:
Net income	$972	$2,019	$168	$6,094

Weighted average common shares outstanding	8,577,689	8,793,412	8,619,059	8,860,922

Effect of dilutive options	80,088	219,638	141,189	260,179

Adjusted weighted average common shares outstanding	8,657,777	9,013,050	8,760,248	9,121,101
Diluted EPS	$0.11	$0.22	$0.02	$0.67

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 211,384 shares and 112,171 shares for the three months ended September 30, 2008 and 2007, respectively.

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 118,911 shares and 111,719 shares for the nine months ended September 30, 2008 and 2007, respectively.

5.	STOCK PLANS

The following table presents the activity related to stock options and restricted stock for the three months ended September 30, 2008.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	564,145	$10.55

Granted	—	—

Cancelled / Forfeited	—	—

Exercised	—	—	—

Options outstanding at End of Period	564,145	$10.55	$1,067,210	5.10

Exercisable (vested) at End of Period	437,669	$9.55	$774,210	4.28

The following table presents the activity related to stock options and restricted stock for the nine months ended September 30, 2008.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at Beginning of Period	542,221	$10.78

Granted	31,464	$4.66

Cancelled / Forfeited	(297)	$21.83

Exercised	(9,243)	$3.76	$97,143

Options outstanding at End of Period	564,145	$10.55	$1,067,210	5.10

Exercisable (vested) at End of Period	437,669	$9.55	$774,210	4.28

The weighted average fair value of options and restricted stock granted during the nine-month period ended September 30, 2008 was $12.11 per share.

As of September 30, 2008, there was $665,696 of total unrecognized compensation cost related to non-vested stock options and restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 1.65 years.

There was $307,998 of recognized compensation cost related to non-vested stock options and restricted stock for the nine-month period ended September 30, 2008.

A summary of the weighted average assumptions used in valuing stock options during the three months and nine months ended September 30, 2008 is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2008*	September 30, 2008
Risk Free Interest Rate	—	2.76%

Expected Dividend Yield	—	0.0%

Expected Life in Years	—	5.00

Expected Price Volatility	—	27.92%

* There were no stock options or restricted stock granted during the three-month period ended September 30, 2008.

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

As of September 30, 2008, there was $21,750 of unrecognized compensation cost related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $65,250 of recognized compensation cost related to ESPP grants for the nine-month period ended September 30, 2008.

The weighted average fair value at grant date during the nine-month period ended September 30, 2008 was $4.66.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months and nine months ended September 30, 2008 is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Risk Free Interest Rate	3.28%	3.28%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	31.90%	31.90%

6.	EXECUTIVE SALARY CONTINUATION PLAN

The Company has an unfunded non-contributory defined benefit pension plan provided in two forms to a select group of highly compensated employees.

Four executives have Salary Continuation Plans providing retirement benefits between $50,000 and $100,000 based on responsibilities and tenure at the Company.  The retirement benefits are paid for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service.

The Supplemental Executive Retirement Plan is intended to provide a fixed annual benefit for 10 years plus 6 months for each full year of service over 10 years (limited to 180 months total) subsequent to retirement at age 65.  Reduced benefits are payable as early as age 55 if the participant has at least 10 years of service.  Two employees currently have Supplemental Executive Retirement Plan agreements.  The agreements provide a target benefit of 2% (2.5% for the CEO) times years of service multiplied by final average compensation.  Final average compensation is defined as three-year average salary plus seven-year average bonus.  The target benefit is reduced by benefits from social security and the Company's profit sharing plan.  The maximum target benefit is 50% of final average compensation.

	Three months ended September,
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

7.	DIRECTORS' RETIREMENT PLAN

The Company has an unfunded non-contributory defined benefit pension plan ("Directors’ Retirement Plan").  The Directors’ Retirement Plan provides a retirement benefit equal to $1,000 per year of service as a director up to a maximum benefit of $15,000.  The retirement benefit is payable monthly for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets.  These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

Loan Servicing Rights

Loan servicing rights are subject to impairment testing.  A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used in the completion of impairment testing.  If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model.  As such, the Company classifies loan servicing rights subjected to non-recurring fair value adjustments as Level 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 by SFAS No. 157 valuation hierarchy.

(in thousands)
September 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$43,452	$2,272	$41,180	$—

Total investments at fair value	$43,452	$2,272	41,180	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2008.

(in thousands)
September 30, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$11,561	$—	$8,097	$3,464
Loan servicing rights	923	—	—	923

Total impaired loans and loan servicing rights at fair value	$12,484	$—	$8,097	$4,387

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the "safe harbor" created by those sections.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.  Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used, and include assumptions concerning the Company's operations, future results and prospects.  These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing fiscal challenges for the State of California and the financial crisis affecting the banking system and financial markets; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in Iraq and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations or governmental fiscal or monetary policies including legislative responses to the financial crisis affecting the banking system and financial markets; (vi) competition in the banking industry; (vii) changes in demand for loan products and other bank products; (viii) changes in accounting standards; and (ix) other external developments which could materially impact the Company's operational and financial performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.  For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A. of Part II of this Report.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month and nine-month periods ended September 30, 2008 and 2007 and should be read in conjunction with the Company's consolidated 2007 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2007, along with other financial information included in this Report.

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

Significant results and developments during the third quarter and year-to-date 2008 include:

•  Net income of $0.17 million for the nine months ended September 30, 2008, down 97.2% from the $6.09 million earned in the same fiscal period last year.

•  Diluted income per share for the nine months ended September 30, 2008 was $0.02, down 97.0% from the diluted income per share of $0.67 reported in the same period last year (per share data has been adjusted for stock dividends).

•  Net interest income decreased in the nine months ended September 30, 2008 by $2.7 million, or 9.8%, to $25.0 million from $27.7 million in the same period last year.  The decrease in net interest income was primarily attributable to decreases in the average volume of interest-earning assets combined with a decrease in interest yields, which was partially offset by decreases in interest-bearing deposits combined with a decrease in interest costs.  Net interest margin decreased from 5.86% for the nine-month period ending September 30, 2007 to 5.43% for the same period ending September 30, 2008.

•  Provision for loan losses of $10.1 million for the nine-month period ended September 30, 2008 compared to a provision for loan losses of $1.3 million for the same period in 2007.  The increase in the provision for loan losses during the nine-month period in 2008 was primarily due to continued deterioration in collateral values and repayment abilities of some of the Bank's customers centered in the Company's residential construction and construction related commercial segment of the loan portfolio affected by the repercussions of the country's housing market crisis.

•  Total assets at September 30, 2008 were $657.5 million, a decrease of $32.8 million, or 4.8%, from levels at September 30, 2007.

•  Total net loans at September 30, 2008 (including loans held-for-sale) increased $19.9 million, or 3.9%, to $530.3 million compared to September 30, 2007.

•  Total investment securities at September 30, 2008 decreased $45.9 million, or 51.4%, to $43.5 million compared to September 30, 2007.

•  Total deposits of $559.2 million at September 30, 2008, represented a decrease of $48.6 million, or 8.0%, compared to September 30, 2007.  The primary reason for the decrease in deposits was due to the ongoing economic impact of the slowing real estate activity in the communities served by the Company.  Since the peak in the real estate market, deposits in the real estate related business accounts show consistent reduction in average and end of period balances while the number of customers has remained stable.

•  Net income for the quarter of $0.97 million, down 52.0% from the $2.02 million earned in the third quarter of 2007.

•  Diluted income per share for the quarter of $0.11 compared to $0.22 income per diluted share earned a year ago.

SUMMARY

The Company recorded net income of $972,000 for the three-month period ended September 30, 2008, representing a decrease of $1,047,000 or 51.9% from net income of $2,019,000 for the same period in 2007.

The Company recorded net income of $168,000 for the nine-month period ended September 30, 2008, representing a decrease of $5,926,000 or 97.2% from net income of $6,094,000 for the same period in 2007.

The following table presents a summary of the results for the three-month and nine-month periods ended September 30, 2008 and 2007.

	(in thousands, except per share and percentage amounts)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

For the Period:

Net Income	$972	$2,019	$168	$6,094

Basic Earnings Per Share*	$0.11	$0.23	$0.02	$0.69

Diluted Earnings Per Share*	$0.11	$0.22	$0.02	$0.67

At Period End:

Total Assets			$657,523	$690,333

Total Loans, Net (including loans held-for-sale)			$530,322	$510,360

Total Investment Securities			$43,452	$89,377

Total Deposits			$559,222	$607,820

Loan-To-Deposit Ratio			94.8%	84.0%	%

*Adjusted for stock dividends

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$530,220	$9,062	6.78%	$501,560	$10,681	8.45%
Federal funds sold	15,044	70	1.85%	29,187	384	5.22%
Interest bearing due from banks	10,261	109	4.21%	7,532	116	6.11%
Investment securities, taxable	23,175	282	4.83%	61,819	779	5.00%
Investment securities, non-taxable (2)	28,248	300	4.21%	31,061	335	4.28%
Other interest earning assets	2,271	33	5.77%	2,159	26	4.78%
Total interest-earning assets	609,219	9,856	6.42%	633,318	12,321	7.72%
Non-interest-earning assets:
Cash and due from banks	22,521			28,348
Premises and equipment, net	8,096			8,068
Other real estate owned	5,630			56
Accrued interest receivable and other assets	25,992			22,540
Total average assets	671,458			693,330

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	128,313	208	0.64%	135,061	772	2.27%
Savings and MMDA’s	171,971	422	0.97%	174,348	1,003	2.28%
Time, under $100,000	45,811	214	1.85%	45,394	384	3.36%
Time, $100,000 and over	61,658	438	2.82%	70,468	772	4.35%
FHLB advances and other borrowings	28,271	247	3.47%	10,626	80	2.99%
Total interest-bearing liabilities	436,024	1,529	1.39%	435,897	3,011	2.74%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	167,339			186,703
Accrued interest payable and other liabilities	6,178			7,591
Total liabilities	609,541			630,191
Total stockholders’ equity	61,917			63,139
Total average liabilities and stockholders’ equity	$671,458			$693,330
Net interest income and net interest margin (3)		$8,327	5.42%		$9,310	5.83%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $409 and $521 for the three months ended September 30, 2008 and 2007, respetively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended			Nine months ended
	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$507,804	$26,842	7.04%	$485,664	$31,435	8.65%
Federal funds sold	25,996	487	2.50%	57,295	2,236	5.22%
Interest bearing due from banks	16,524	521	4.20%	2,538	116	6.11%
Investment securities, taxable	30,602	1,122	4.88%	56,928	2,113	4.96%
Investment securities, non-taxable (2)	31,398	986	4.18%	28,320	915	4.32%
Other interest earning assets	2,237	99	5.90%	2,133	86	5.39%
Total interest-earning assets	614,561	30,057	6.52%	632,878	36,901	7.80%
Non-interest-earning assets:
Cash and due from banks	23,501			26,639
Premises and equipment, net	8,012			8,174
Other real estate owned	3,368			891
Accrued interest receivable and other assets	25,293			22,575
Total average assets	674,735			691,157

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	130,451	758	0.77%	129,708	2,286	2.36%
Savings and MMDA’s	174,921	1,419	1.08%	180,286	3,225	2.39%
Time, under $100,000	44,569	798	2.39%	46,270	1,148	3.32%
Time, $100,000 and over	66,628	1,660	3.32%	70,936	2,261	4.26%
FHLB advances and other borrowings	15,964	394	3.29%	10,518	247	3.14%
Total interest-bearing liabilities	432,533	5,029	1.55%	437,718	9,167	2.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	172,669			183,662
Accrued interest payable and other liabilities	6,080			7,106
Total liabilities	611,282			628,486
Total stockholders’ equity	63,453			62,671
Total average liabilities and stockholders’ equity	$674,735			$691,157
Net interest income and net interest margin (3)		$25,028	5.43%		$27,734	5.86%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $1,503 and $1,767 for the nine months ended September 30, 2008 and 2007, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $24,743,000 decrease in cash and due from banks, a $34,345,000 decrease in Federal funds sold, a $31,397,000 decrease in investment securities available-for-sale, a $30,736,000 increase in net loans held-for-investment, a $272,000 increase in loans held-for-sale, a $3,846,000 increase in other real estate owned and a $2,005,000 increase in accrued interest receivable and other assets from December 31, 2007 to September 30, 2008.  The decrease in cash and due from banks was substantially the result of a decrease in interest bearing due from banks accounts combined with a decrease in items in process of collection.  The decrease in Federal funds sold was largely due to an increase in loans held-for-investment, loans held-for-sale, accrued interest receivable and other assets and a decrease in deposits, which was partially offset by decreases in cash and due from banks and investment securities available-for-sale.  The decrease in investment securities available-for-sale was largely due to sales, maturities and calls of agency investment securities, taxable and tax exempt municipal investment securities and mortgage-backed investment securities.  Management evaluated the unrealized loss associated with the  investment securities available-for-sale and no decline was considered “other than temporary” at September 30, 2008.  Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.  The increase in net loans held-for-investment was due to increases in the following loan categories: commercial; real estate; agricultural; equipment; and home equity lines of credit, which were partially offset by decreases in real estate commercial and construction; real estate small business administration; and equipment leases.  These fluctuations were due to changes in the demand for loan products by the Company’s borrowers and transfers of loans held-for-investment to OREO.  The increase in loans held-for-sale was in real estate loans and was due, for the most part, to an increase in the origination of loans.  The Company originated approximately $27,455,000 in residential mortgage loans during the first nine months of 2008, which was offset by approximately $27,386,000 in loan sales during this period.  The increase in other real estate owned was due to the transfer of real estate loans to OREO from loans held-for-investment.  The increase in accrued interest receivable and other assets was mainly due to increases in the cash surrender value of bank owned life insurance, unamortized costs and income taxes receivable, which were partially offset by decreases in loan and securities interest receivables.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $63,449,000 at September 30, 2008 compared to December 31, 2007.  The decrease in deposits was due to lower demand deposits, interest-bearing transaction deposits, time deposits, savings and money market deposits. The primary reason for the decrease in deposits was due to the ongoing economic impact of the slowing real estate activity in the communities served by the Company.  Since the peak in the real estate market, deposits in the real estate related business accounts show consistent reduction in average and end of period balances while the number of customers has remained stable.  Federal Home Loan Bank advances (“FHLB advances”) and other borrowings increased $14,745,000 for the nine months ended September 30, 2008 compared to the year ended December 31, 2007, due to an increase in FHLB advances, which was partially offset by decreases in Federal funds purchased.  Other liabilities decreased $1,557,000 from December 31, 2007 to September 30, 2008.  The decrease in other liabilities was due to decreases in accrued profit sharing expense, accrued off-balance sheet loan losses expense and accrued interest expense, which was partially offset by increases in accrued FDIC assessment expense, accrued retirement expense, accrued deferred compensation expense and accrued reserve for operational losses expense.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee decreased the Federal Funds rate 275 basis points during the twelve-month period ended September 30, 2008.

Interest income on loans for the nine-month period ended September 30, 2008 was down 14.6% from the same period in 2007, decreasing from $31,435,000 to $26,842,000 and was down 15.2% for the three-month period ended September 30, 2008 over the same period in 2007, from $10,681,000 to $9,062,000.  The decrease in interest income on loans for the nine-month period ended as compared to the same period a year ago was primarily due to a 161 basis point decrease in loan yields, which was partially offset by an increase in average loans.  The decrease for the three-month period ended September 30, 2008 as compared to the same period a year ago was primarily due to a 167 basis point decrease in loan yields, which was partially offset by an increase in average loans.

Interest income on investment securities available-for-sale for the nine-month period ended September 30, 2008 was down 30.4% from the same period in 2007, decreasing from $3,028,000 to $2,108,000 and was down 47.8% for the three-month period ended September 30, 2008 over the same period in 2007, from $1,114,000 to $582,000.  The decrease in interest income on investment securities for the nine-month period ended as compared to the same period a year ago was primarily due to a decrease in average investment securities combined with a 20 basis point decrease in investment securities yields. This decrease for the three-month period ended September 30, 2008 as compared to the same period a year ago was primarily due to a decrease in average investment securities combined with a 27 basis point decrease in investment securities yields.

Interest income on Federal Funds sold for the nine-month period ended September 30, 2008 was down 78.2% from the same period in 2007, decreasing from $2,236,000 to $487,000 and was down 81.8% for the three-month period ended September 30, 2008 over the same period in 2007, from $384,000 to $70,000.  The decrease in interest income on Federal Funds for the nine-month period ended as compared to the same period a year ago was primarily due to a decrease in average Federal Funds sold combined with a 272 basis point decrease in Federal Funds yields.  The decrease for the three-month period ended September 30, 2008 as compared to the same period a year ago was primarily due to a decrease in average Federal Funds sold combined with a 337 basis point decrease in Federal Funds yields.

Interest income on other interest-earning assets for the nine-month period ended September 30, 2008 was up 15.1% from the same period in 2007, increasing from $86,000 to $99,000 and was up 26.9% for the three-month period ended September 30, 2008 over the same period in 2007.  The increase in interest income on other interest-earning assets for the nine-month period ended September 30, 2008 as compared to the same period a year ago was primarily due to an increase in average other interest earning assets combined with a 50 basis point increase in other earning asset yields.  The increase in interest income on other interest-earning assets for the three-month period ended September 30, 2008 as compared to the same period a year ago was primarily due to an increase in average other interest-earning assets combined with an 99 basis point increase in other earning asset yields.

Interest income on interest-bearing due from banks for the nine-month period ended September 30, 2008 was up 349.1% from the same period in 2007, increasing from $116,000 to $521,000 and was down 6.0% for the three-month period ended September 30, 2008 over the same period in 2007, from $116,000 to $109,000.  The increase in interest income on interest-bearing due from banks for the nine-month period ended September 30, 2008 as compared to the same period a year ago was primarily due to an increase in average interest-bearing due from banks, which was partially offset by a 191 basis point decrease in interest yields.  The decrease in interest income on interest-bearing due from banks for the three-month period ended September 30, 2008 as compared to the same period a year ago was due to a 190 basis point decrease in interest yields, which was partially offset by an increase in average interest-bearing due from banks.

Interest Expense

The decrease in general market interest rates decreased the Company’s cost of funds in the first nine months of 2008 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2008 was down 45.1% from the same period in 2007, decreasing from $9,167,000 to $5,029,000, and was down 49.2% for the three-month period ended September 30, 2008 over the same period in 2007 from $3,011,000 to $1,529,000. The decrease in interest expense during the nine-month period ended September 30, 2008 was primarily due to a 125 basis point decrease in the Company’s average cost of funds combined with a decrease in average interest-bearing liabilities. The decrease in interest expense during the three-month period ended September 30, 2008 was primarily due to a 135 basis point increase in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.

Provision for Loan Losses

There was a provision for loan losses of $10,060,000 for the nine-month period ended September 30, 2008 compared to a provision for loan losses of $1,250,000 for the same period in 2007.  The allowance for loan losses was approximately $13,438,000, or 2.48% of total loans, at September 30, 2008 compared to $10,876,000, or 2.14% of total loans, at December 31, 2007.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

There was a provision for loan losses of $3,638,000 for the three-month period ended September 30, 2008 compared to a $990,000 provision for the same period in 2007.

The increase in the provision for loan losses during the three-month and nine-month periods in 2008 were primarily due to continued deterioration in collateral values and repayment abilities of some of the Bank's customers centered in the Company's residential construction and construction-related commercial segment of the loan portfolio affected by the repercussions of the country's housing market crisis.

Provision for Unfunded Lending Commitment Losses

There was a recovery of provision for unfunded lending commitment losses of $108,000 for the nine-month period ended September 30, 2008 compared to a provision of $110,000 for the same period in 2007.  The recovery of provision for unfunded lending commitment losses was due to a decrease in unfunded lending commitments.

There was a recovery of provision for unfunded lending commitment losses of $104,000 for the three-month period ended September 30, 2008 compared to a provision of $100,000 for the same period in 2007.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was down 10.8% for the nine-month period ended September 30, 2008 from the same period in 2007 decreasing from $5,006,000 to $4,467,000.

This decrease was primarily due to decreases in gains (losses) on other real estate owned, mortgage brokerage income and loan servicing income, which was partially offset by increases in investment brokerage services income, gains on available-for-sale securities, service charges on deposit accounts, signature  based transaction fees, fiduciary services income and other miscellaneous income. The decrease in gains (losses) on other real estate owned was due to write downs of other real estate properties.  The decrease in mortgage brokerage income was due to a decrease in the demand for those services.  The decrease in loan servicing income was due to a decrease in the booked income for the Company’s mortgage servicing asset. The increase in investment brokerage services income was due to an increase in the demand for those services. The increase in gains (losses) on available-for-sale securities was due to the sale of securities during the first quarter of 2008.  The increase in service charges on deposit accounts was due to an increase in overdraft fees. The increase in signature based transaction fees was due to an increase in signature based transactions. The increase in fiduciary services income was due to an increase in the demand for those services.  The increase in other miscellaneous income was due to increases in standby letters of credit fees and deferred compensation insurance earnings.

Other operating income was down 42.0% for the three-month period ended September 30, 2008 from the same period in 2007, decreasing from $1,800,000 to $1,044,000.

This decrease was primarily due to decreases in gains (losses) on other real estate owned, gains (losses) on available-for-sale securities and loan servicing income, which was partially offset by increases in investment brokerage services income and service charges on deposit accounts.  The decrease in gains (losses) on other real estate owned was due to write downs of other real estate properties. The decrease in gains (losses) on available-for-sale securities was due to lower sales of securities as compared to the sale of securities during the third quarter of 2007. The decrease in loan servicing income was due to a decrease in the booked income for the Company’s mortgage servicing asset.  The increase in investment brokerage services income was due to an increase in the demand for those services.  The increase in service charges on deposit accounts was due to an increase in overdraft fees.

Other Operating Expenses

Total other operating expenses was down 6.4% for the nine-month period ended September 30, 2008 from the same period in 2007, decreasing from $22,263,000 to $20,833,000.

The principal reasons for the decrease in other operating expenses in the nine-month period ended September 30, 2008 were due to decreases in the following:  salaries and benefits; advertising costs and stationary and supplies, which was partially offset by an increase in data processing; other real estate owned expense; occupancy and equipment and other miscellaneous operating expenses.  The decrease in salaries and benefits was due to decreases in the following:  profit sharing expenses; provision for incentive compensation due to decreased profits, contingent sick pay and vacation pay; stock compensation expense; deferred loan processing costs; welfare and recreation expense; administration fees expense and worker’s compensation expense, which were partially offset by increases in merit salaries; commissions paid; referrals and awards expense and payroll taxes.  The decrease in advertising costs was due to a decrease in printed materials and related costs.  The decrease in stationary and supplies expense was due to decreased supply usage. The increase in occupancy and equipment was due to increased rent expense, equipment maintenance and rental expense, property taxes and relocation expense, which was partially offset by decreases in depreciation expense on computer hardware and furniture and equipment, service contracts and hazard and liability insurance.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system.  The increase in other real estate owned expense was due to maintenance and other expenses related to OREO properties that were transferred from loans held-for-investment.

Total other operating expenses was down 11.91% for the three-month period ended September 30, 2008 from the same period in 2007, decreasing from $7,190,000 to $6,334,000.

The principal reasons for the decrease in other operating expenses in the three-month period ended September 30, 2008 were decreases in the following:  salaries and benefits; stationary and supplies; advertising costs and other miscellaneous operating expense, which were partially offset by an increase occupancy and equipment expense; data processing and in other real estate owned expenses. The decrease in salaries and benefits was due to decreases in the following:  provision for incentive compensation due to decreased profits; profit sharing expenses; deferred loan processing costs and worker’s compensation expense, which was partially offset by increases in merit salaries, commissions paid, worker’s compensation expense and payroll taxes.  The decrease in advertising costs was due to a decrease in printed materials and related costs.  The increase in occupancy and equipment expense was due to increases in rent expense, depreciation on leasehold improvements and property taxes, which were partially offset by decreases in depreciation on computer hardware and utilities.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system.  The decrease in stationery and supplies was due to a decrease in supply usage.  The increase in other real estate owned expense was due to maintenance and other expenses related to OREO properties that were transferred from loans held-for-investment.

The change in other miscellaneous operating expense nine-month and three-month periods ended September 30, 2008 are set forth in the table on the following page.

The following table sets forth other miscellaneous operating expenses by category for the three-month and nine-month periods ended September 30, 2008 and 2007.

	(in thousands)

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Other miscellaneous operating expenses
Provision (recovery of provision) for unfunded lending commitments	$(104)	$100	$(108)	$110
FDIC assessments	133	17	358	52
Contributions	39	15	109	110
Legal fees	47	58	225	237
Accounting and audit fees	92	57	429	309
Consulting fees	76	73	308	286
Postage expense	79	87	248	264
Telephone expense	87	63	223	186
Public relations	50	90	249	291
Training expense	43	43	167	182
Loan origination expense	53	87	317	486
Computer software depreciation	64	60	186	171
Other miscellaneous expense	362	420	1,268	1,225

Total other miscellaneous operating expenses	$1,021	$1,170	$3,979	$3,909

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the nine months ended September 30, 2008, the Company’s provision for income taxes decreased $4,699,000 from the same period last year, from $3,133,000 to $(1,566,000).

In the three months ended September 30, 2008, the Company’s provision for income taxes decreased $2,484,000 from the same period last year, from $911,000 to $(1,573,000).

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

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an increase for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended September 30, 2008 is as follows:

(in thousands)
Balance at January 1, 2008	$122
Additions for tax positions taken in the current period	—
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	—
Reductions for tax positions taken in prior years	—
Decreases related to settlements with taxing authorities	—
Decreases as a result of a lapse in statue of limitations	—

Balance at September 30, 2008	$122

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2008.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At September 30, 2008, recognized interest and penalties were $23 thousand.  The tax years ended December 31, 2007, 2006, 2005 and 2004 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2007, 2006, 2005, 2004 and 2003 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2008	December 31, 2007

Undisbursed loan commitments	$188,928	$214,274
Standby letters of credit	7,347	15,188
	$196,275	$229,462

The reserve for unfunded lending commitments amounted to $997,000 at September 30, 2008, down from $1,105,000 at December 31, 2007.  The decrease was primarily related to a decrease in undisbursed loan commitments.  The reserve for unfunded lending commitments is included in other liabilities.

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

Non-accrual loans amounted to $11,138,000 at September 30, 2008 and were comprised of one commercial loan totaling $14,000, two agricultural loans totaling $297,000, two consumer loans totaling $141,000 and twenty-three real estate loans totaling $10,686,000.  At December 31, 2007, non-accrual loans amounted to $15,173,000 and consisted of three non-accrual commercial loans totaling $511,000, four non-accrual agricultural loans totaling $1,504,000, three non-accrual commercial real estate loans totaling $3,816,000, twelve non-accrual residential mortgage loans totaling $9,335,000 and one non-accrual consumer loan totaling $7,000.  Non-accrual loans amounted to $9,479,000 at September 30, 2007 and were comprised of three commercial loans totaling $1,616,000, three agricultural loans totaling $761,000 and eleven real estate loans totaling $7,102,000.  The decrease in non-accrual loans at September 30, 2008 from the balance at December 31, 2007 was due to payments received on one commercial loan, four real estate loans and one agricultural loan, payoffs received on three agricultural loans, one commercial loan and three real estate loans, partial charge-offs on one commercial loan and one real estate loan and charge-offs of one commercial loan and one consumer loan combined with partial charge-offs and transfers of eight real estate loans and one agriculture loan to other real estate owned (“OREO”), which was partially offset by the addition of one commercial loan, thirty-one real estate loans, two consumer loans and one agricultural loan to non-accrual.

The Company had loans restructured and in compliance with modified terms totaling $423,000 at September 30, 2008.  The Company had no restructured loans at September 30, 2007 and December 31, 2007.

Total impaired loans at September 30, 2008, consisting of loans on non-accrual status and restructured loans, totaled $11,561,000, the majority of the impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity; for the unsecured portion of the impaired loans, specific reserves amounting to $451,000 were allocated to these loans.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had loans 90 days past due and still accruing totaling $1,919,000, 1,613,000 and $263,000 at September 30, 2008, September 30, 2007 and December 31, 2007, respectively.

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

OREO amounted to $4,725,000, $252,000 and $879,000 for the periods ended September 30, 2008, September 30, 2007 and December 31, 2007, respectively.  The increase in OREO loans at September 30, 2008 from the balance at December 31, 2007 was due to the transfer of eight real estate construction loans, and two real estate development loans and one commercial loan to OREO, which was partially offset by the sale of four real estate construction properties.

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

The following table summarizes the loan loss experience of the Company for the nine-month periods ended September 30, 2008 and 2007, and for the year ended December 31, 2007.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2008	2007	2007

Balance at beginning of period	$10,876	$8,361	$8,361
Provision for loan losses	10,060	1,250	4,795
Loans charged-off:
Commercial	(537)	(201)	(1,428)
Agriculture	—	—	(82)
Real estate mortgage	(1,909)	(216)	(249)
Real estate construction	(5,271)	(17)	(537)
Consumer loans to individuals	(292)	(536)	(764)

Total charged-off	(8,009)	(970)	(3,060)

Recoveries:
Commercial	150	116	256
Agriculture	51	150	200
Real estate mortgage	57	—	—
Consumer loans to individuals	253	246	324

Total recoveries	511	512	780

Net charge-offs	(7,498)	(458)	(2,280)

Balance at end of period	$13,438	$9,153	$10,876

Ratio of net charge-offs
To average loans outstanding during the period	(1.45%)	(0.09%)	(0.46%)
Allowance for loan losses
To total loans at the end of the period	2.48%	1.77%	2.14%
To non-performing loans at the end of the period	111.65%	85.52%	70.46%

Non-performing loans totaled $12,036,000, $11,092,000 and $15,436,000 at September 30, 2008 and 2007 and December 31, 2007, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2008, the Company had the following deposit mix: 29.3% in savings and MMDA deposits, 20.1% in time deposits, 21.7% in interest-bearing transaction deposits and 28.9% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2008 and December 31, 2007 are summarized as follows:
	(in thousands)
	September 30, 2008	December 31, 2007
Three months or less	$19,524	$29,632
Over three to twelve months	33,644	34,161
Over twelve months	6,026	5,691
Total	$59,194	$69,484

The decrease in time certificates of deposit (CD's) of $100,000 or more, three months or less is primarily attributable to a decrease of higher cost short term CD's.  The Company chose not to match interest rates considered above market.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital. Liquidity is measured by various ratios with the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 94.8% on September 30, 2008. In addition, on September 30, 2008, the Company had the following short-term investments:  $12,595 in Federal funds sold; $4,500,000 in Certificate of Deposit Account Registry Service (“CDARS”); $5,269,000 in securities due within one year; and $3,610,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $19,500,000 at September 30, 2008; additionally the Company has a line of credit with the Federal Home Loan Bank, on which the current borrowing capacity is $61,732,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2008, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of September 30, 2008.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio	Minimum
	Capital	Ratio	Requirement	Capital
Leverage	$63,035	9.37%	5.0%	4.0%
Tier 1 Risk-Based	$63,035	10.66%	6.0%	4.0%
Total Risk-Based	$70,515	11.92%	10.0%	8.0%

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2008, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which are incorporated by reference herein.

ITEM 4.
CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2008.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results and the following information.

The capital and credit markets have been experiencing significant volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations. As a result of these volatile and disrupted credit markets, our customers’ ability to raise capital and refinance maturing obligations could be adversely affected, and this could result in a further adverse impact on our business, financial condition and results of operations. as contributing to a widening of credit spreads and a general lack of liquidity in the marketplace, all of which can result in a further adverse impact on our business, financial condition and results of operations.

The U.S. and global economies have experienced a slowing of economic growth, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. residential real estate markets, all of which present challenges for the banking and financial services industry

Commencing in 2007 and continuing throughout 2008, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for First Northern. These developments include a general slowing of economic growth both globally and in the U.S. which has prompted the Congress to adopt an economic stimulus bill which President Bush signed into law on February 13, 2008, and which prompted the Federal Reserve Board to decrease its discount rate and the federal funds rate numerous times in the first nine months of 2008. In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, particularly in the subprime sector. These conditions in turn have led to significant deterioration in certain financial markets, particularly the markets for subprime residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities. On July 30, 2008, President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. In the third quarter of 2008, the volatility and disruption in the capital and credit markets reached unprecedented levels. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) in response to the recent financial crises affecting the banking system and financial markets. EESA is intended as a response to the financial crises affecting the banking system and financial markets. Under EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Further, pursuant to the EESA, on October 14, 2008, the U.S. Treasury announced a voluntary Capital Purchase Program pursuant to which the Treasury will purchase up to $250 billion in senior preferred stock of qualifying U.S. financial institutions. On October 13, 2008, the U.S. Treasury announced that it had agreed, under the authority of the new law, with the nine largest banks in the U.S. to purchase an aggregate of $125 billion in senior preferred stock in such banks and that it would allocate an additional $125 billion to the purchase of senior preferred stock in other banking institutions. The purpose of the program is to provide substantial new capital to the U.S. banking industry. It cannot be predicted whether this recent legislation will result in significant improvement in financial and economic conditions affecting the banking industry. If, notwithstanding the federal government’s recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for First Northern. While it is difficult to predict how long these conditions will exist and which markets and businesses of our company may be affected, these factors could continue to present risks for some time for the industry and our company.

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

We provide financing to, and receive deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial and commercial industries. The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, which has lead us to take additional provisions and charge-offs against credit losses in this portfolio.  Continued increases in fuel prices and energy costs could adversely affect businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

The risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as modified by the additional information above, are incorporated herein by reference. The risks described above and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On September 22, 2007, the Company approved a new stock repurchase program effective September 22, 2007 to replace the Company’s previous stock repurchase plan that commenced May 1, 2006.  The new stock repurchase program, which will remain in effect until September 21, 2009, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  The Company repurchased no shares of the Company’s outstanding common stock during the third quarter ended September 30, 2008.

The Company made no purchases of its common stock during the quarter ended September 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2008	—	—	—	41,180
August 1 – August 31, 2008	—	—	—	106,514
September 1 – September 30, 2008	—	—	—	123,957
Total	—	—	—	123,957

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 10, 2008	By:	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)