Form 10-K
FIRST NORTHERN COMMUNITY BANCORP
filed 2009-03-16
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
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
Yes ☐                    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2008 (based upon the last reported sales price of such stock on the OTC Bulletin Board on June 30, 2008) was $103,291,164.

The number of shares of Common Stock outstanding as of March 12, 2009 was 8,654,288.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2009 Annual Meeting of Shareholders

TABLE OF CONTENTS

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

The Bank has eleven full service branches.  Four are located in the Solano County cities of Dixon, Fairfield, and Vacaville (2).  Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland. One branch is located in Downtown Sacramento in Sacramento County, and one branch is located in the city of Roseville in Placer County.  The Bank also has two satellite banking offices inside retirement communities in the city of Davis. In addition, the Bank has real estate loan offices in Davis, Folsom and Roseville that originate residential mortgages and construction loans. The Bank also has a Small Business Administration (“SBA”) Loan Department and an Asset Management & Trust Department in Downtown Sacramento that serve the Bank’s entire market area.

First Northern is in the commercial banking business, which includes accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans.  It also offers installment note collection, issues cashier’s checks, sells travelers’ checks, rents safe deposit boxes, and provides other customary banking services.  The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and each depositor’s account is insured up to $250,000 through December 31, 2009 at which time the insurance coverage is expected to return to $100,000.

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

A real estate loan production office was opened in El Dorado Hills, in April 1996, to serve the growing mortgage loan demand in the foothills area east of Sacramento.  This office was moved to Folsom in 2006, a more central location for serving Folsom, Rancho Cordova, and the west slope of El Dorado County.

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

The Bank’s eighth branch, the Downtown Financial Center, opened in July of 2000 in Vacaville to serve the business and individual financial needs on the west side of Interstate-80.  Also in July of 2000, in an adjacent office, the Bank opened its third real estate loan production office.  The Vacaville real estate loan office was closed in 2007 in response to the current dramatic slowdown in the housing market. ecks es ofe I found.  How does it look for including in our 10-K.
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

In August of 2003, a full service real estate loan production office was opened in Woodland.  This loan office is located within the same commercial office complex as the Bank’s Woodland Branch.  The Bank’s history of servicing the Woodland community, coupled with the continued growth of the Woodland housing market, prompted this decision to expand the Bank’s real estate loan services for the community.  The economic recession of 2008, spurred on by falling real estate values, created the need to close the Woodland Real Estate Loan Office in July 2008.  A real estate mortgage loan representative continues to serve the Woodland market.

The Bank expanded its presence in Placer County in January 2005 by opening a full service branch on a prominent corner in the rapidly growing business district of Roseville.

In the fourth quarter of 2006, the Bank opened its Folsom Financial Center which houses a full service branch, a real estate loan production office, and an investment & brokerage services office.  Due to a slowdown in the economy and strong local competition for financial services, in June 2008, it was decided that the Bank’s Folsom deposit and loan customers could be consolidated into the Bank’s Roseville and Downtown Sacramento Branches.  In October 2008, the Folsom Investment & Brokerage Services team moved out of the space it occupied within the former Folsom Branch to share a suite with the Folsom Real Estate Loan team just a couple of doors down the hall.

In late 2007, First Northern Bank seized an opportunity in Auburn to acquire several key personnel from a highly respected local bank that had just merged with a large conglomerate bank.  While First Northern scouted for a branch site, the ‘Auburn team’ worked from the Bank’s Roseville Branch to develop business in Auburn.  In June 2008, the Bank opened its Auburn Financial Center in a temporary location within a busy retail shopping center along Highway 49.  The Financial Center houses a full service branch and an Investment & Brokerage Services Office.  Auburn is the county seat of Placer County.

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

As of December 31, 2008, the Company and the Bank employed 228 full-time equivalent staff.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Available Information

The Company’s internet address is www.thatsmybank.com, and the Company makes available free of charge on this website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form  8-K and amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  These filings are also accessible on the SEC's website at www.sec.gov.  The information found on the Company’s website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

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

As of December 31, 2008, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2008 (amounts in thousands except percentage amounts).

	The Company
			Adequately
	Actual		Capitalized
	Capital	Ratio	Ratio

Leverage	$58,760	8.8%	4.0%
Tier 1 Risk-Based	58,760	10.1%	4.0%
Total Risk-Based	66,107	11.4%	8.0%

	The Bank
			Adequately	Well
	Actual		Capitalized	Capitalized
	Capital	Ratio	Ratio	Ratio

Leverage	$58,377	8.7%	4.0%	5.0%
Tier 1 Risk-Based	58,377	10.1%	4.0%	6.0%
Total Risk-Based	65,724	11.3%	8.0%	10.0%

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2008, the Company and the Bank met the requirements for “well capitalized” institutions.

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

The Federal Deposit Insurance Reform Act of 2005, as implemented by the FDIC, adopted a new schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund.  To offset assessments, a member institution may apply certain one time credits, based on the institution’s (or its successor’s) assessment base as of the end of 1996. An institution may apply available credits up to 100% of assessments in 2007, and up to 90% of assessments in each of 2008, 2009 and 2010.  Although an FDIC credit for prior contributions offset most of the assessment for 2007, the insurance assessments the Bank will pay has increased our costs starting in 2008.  This new assessment system has resulted in annual assessments on deposits of the Bank of approximately $456,000.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

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

The Deposit Insurance Funds Act of 1996 (the “Deposit Funds Act”) separated the Financing Corporation (“FICO”) assessment to service the interest on FICO bond obligations from the BIF and SAIF assessments.  The FICO annual assessment on individual depository institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-based assessment rate schedules. FICO assessment rates may be adjusted quarterly by the FDIC.  The current FICO assessment rate is 1.14 cents per $100 of deposits. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

The FDIC has recently determined that the reserve ratio for the DIF was 0.76 percent as of September 30, 2008 and 0.40 percent as of December 31, 2008 (preliminary), the lowest reserve ratio for the combined bank and thrift insurance fund since 1993. The FDIC is required to establish and implement a plan within 90 days to restore the reserve ratio to 1.15 percent within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC has raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points and in Risk Categories II, III and IV to 17, 35 and 50 basis points, respectively. An institution’s assessment rate could be lowered by as much as two basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, by the ratio of its Tier 1 capital in excess of 15 percent to deposits. The assessment rate would be adjusted towards the maximum rate for Risk Category I institutions that have a high level of brokered deposits or have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as 10 basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10 percent. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including Federal Home Loan Bank advances) to deposits exceeds 15 percent. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 7, 10, 15 and 22.5 basis points, respectively. On February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund, adopt an interim rule (subject to comment) imposing an emergency special assessment on insured institutions of 20 basis points on June 30, 2009 (to be collected on September 30, 2009), implement changes to the risk-based assessment system, and set rates beginning the second quarter of 2009. The FDIC extended the restoration plan period to seven years, concluding that the problems facing the financial services sector and the economy at large constitute extraordinary circumstances permitting such extension. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance or if the reserve ratio of the Deposit Insurance Fund falls to a level which shall be zero or close to negative at the end of a calendar quarter.

The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments designed to improve how the assessment system differentiates for risk. Under the final rule, banks in Risk Category I will pay initial base assessment rates ranging from 12 to 16 basis points on an annual basis, beginning on April 1, 2009, while the base annual assessment rates for institutions in Risk Categories II, III and IV will be adjusted to 22, 32 and 45 basis points, respectively. The final rule provides incentives in the form of a reduction in assessment rates for institutions that hold long-term unsecured debt and provides for increases in the base assessment rates for institutions that rely significantly on brokered deposits or secured liabilities. In addition, to the extent that assessments of participants in the Temporary Liquidity Guarantee Program (described in “Government Responses to Recent Economic Crisis” below) are insufficient to cover the expenses or losses arising from the Temporary Liquidity Guarantee Program, the FDIC may impose one or more emergency special assessments on all FDIC-insured depository institutions. Each such special assessment will be computed with reference to the amount by which an insured depository institution’s average total assets exceed the sum of the institution’s average total tangible equity and average total subordinated debt.

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

Government Responses to Recent Economic Crisis

The current economic crisis has negatively affected the U.S. and international financial markets. The magnitude of this financial crisis has prompted a variety of actions by the U.S. Government to respond to the challenges presented by these economic and financial developments.

The Emergency Economic Stabilization Act of 2008 (the EESA) which was enacted on October 3, 2008, is a response to the recent financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. On October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee until December 31, 2009, all non-interest-bearing transaction accounts of insured depository institutions that do not opt out of the program by December 5, 2008. Pursuant to the Temporary Liquidity Guarantee Program, the FDIC will also guarantee newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. Institutions which participate in the Temporary Liquidity Guarantee Program are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate, on an annualized basis, of 50 to 100 basis points of the amount of debt issued (on a sliding scale, depending on length of maturity of the debt).

As a part of EESA, the U.S. Treasury has enacted a voluntary Capital Purchase Program under its Troubled Asset Relief Program (TARP) pursuant to which the Treasury will purchase up to $250 billion in senior preferred stock of qualifying U.S. financial institutions. The nine largest banks in the U.S. initially agreed to participate in this program, with the U.S. Treasury purchasing an aggregate of $125 billion in senior preferred stock in such banks and allocating an additional $125 billion in senior preferred stock in other banking institutions. The purpose of the program is to provide substantial new capital to the U.S. banking industry. Many banks and bank holding companies have participated in such program. On January 15, 2009, the Senate voted to approve the release of an additional $350 billion in TARP funds. On March 13, 2009, pursuant to TARP, we sold approximately $17.4 million in preferred shares to the Treasury. See “Recent Events” below for additional information.

In February 2009, the Treasury outlined the “Financial Stability Plan: Deploying our Full Arsenal to Attack the Credit Crisis on All Fronts.” The Financial Stability Plan includes a wide variety of measures intended to address the domestic and global financial crisis and deterioration of credit markets. Many aspects of the Financial Stability Plan are conceptual in nature and contemplate future specific regulations and further regulatory and legislative enactment. Some of the key aspects of the Financial Stability Plan include:

•
requiring banking institutions with assets in excess of $100 billion to undergo a forward-looking comprehensive “stress test” and providing such institutions with access to a U.S. Treasury-provided “capital buffer” to help absorb losses if the results of the test indicate that additional capital is needed and it cannot be obtained in the private sector;

•
instituting a public-private investment fund which will be designed to involve both public and private capital and public financing for the acquisition of troubled and illiquid assets in the banking sector;

•	substantial expenditures to support government-sponsored enterprises in the housing sector and a commitment of funds to help prevent avoidable foreclosures of owner-occupied residential real estate;

•
a consumer and business lending initiative intended to support the purchase of loans by providing financing to private investors to help unfreeze and lower interest rates for auto, small business, credit card and other consumer and business credit;

•	increased transparency and disclosure of exposure on bank balance sheets;

•	various corporate governance and executive compensation regulations, including requiring “say on pay” proposals for institutions receiving funds.

As we have less than $100 billion in assets we do not believe that the stress test and U.S. Treasury-provided capital program will be applicable to the Bank.

On February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA) in an attempt to reverse the recent U.S. economic downturn. A large portion of the ARRA is devoted to new federal spending programs designed to increase economic output, decrease unemployment and invest in national infrastructure. Of the $787 billion in federal spending appropriated by the ARRA, $286 billion will be devoted to tax cuts, $120 billion will be used to fund infrastructure projects and $381 billion will be allocated for social programs and other spending. While ARRA is not directly aimed at regulating the financial services industry, it is possible that this level of federal spending could indirectly impact the financial services industry.

Pending Legislation and Regulations

In addition to the recent legislation discussed above, proposals to change the laws, regulations and policies impacting the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.  If enacted, such legislation could significantly change the competitive environment in which the Company operates.  The likelihood and timing of any such changes and the impact such changes might have on the competitive situation, financial condition or results of operations of the Company cannot be predicted.

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

We also compete for deposits and loans with much larger financial institutions. Competition in our industry is likely to further intensify as a result of recent adverse economic and financial market conditions which has led to increased consolidation of financial services companies, including large consolidations of significance in our market area (such as JPMorgan Chase’s acquisition of Washington Mutual and Wells Fargo Bank’s acquisition of Wachovia Bank).  In order to compete with major financial institutions and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees.

For customers whose loan demand exceeds the Bank’s legal lending limit, the Bank may arrange for such loans on a participation basis with correspondent banks.  The seasonal swings discussed earlier have, in the past, had some impact on the Bank’s liquidity.  The management of investment maturities, sale of loan participations, federal fund borrowings, qualification for funds under the Federal Reserve Bank’s seasonal credit program, and the ability to sell mortgages in the secondary market is intended to allow the Bank to satisfactorily manage its liquidity.

Recent Events

On February 26, 2009, at a Special Meeting of Shareholders, our shareholders approved amendments to our Articles of Incorporation necessary to allow us to participate in the Treasury’s TARP Capital Purchase Program. Specifically, these amendments authorized our Board of Directors to issue shares of preferred stock to the Treasury and created an exemption to the preemptive rights provision of our Articles of Incorporation with respect to the TARP financing.

On March 13, 2009 (the “Closing Date”), we issued and sold, and the Treasury purchased, (1) 17,390 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 352,977 shares of the Company’s common stock, without par value (“Common Stock”), at an exercise price of $7.39 per share, for an aggregate purchase price of $17.39 million in cash.

The securities were sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, if, as and when declared by the Company’s Board of Directors out of funds legally available therefore. The Preferred Shares have no maturity date and rank senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Company at any time at 100% of their liquidation preference.

The Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 352,977 shares of Common Stock issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which the Company has redeemed the Preferred Shares and (ii) December 31, 2009. In the event the Company redeems the Preferred Shares pursuant to the terms of the TARP Capital Purchase Program prior to December 31, 2009, the number of the shares of Common Stock underlying the portion of the Warrant then held by the Treasury will be reduced by one-half of the shares of Common Stock originally covered by the Warrant.

The Purchase Agreement pursuant to which the Preferred Shares and the Warrant were sold contains limitations on the payment of dividends on the Common Stock, including with respect to the payment of cash dividends (but does not affect our ability to declare and pay stock dividends) and on the Company’s ability to repurchase its Common Stock, and subjects the Company to certain of the executive compensation limitations included in EESA. As a condition to the closing of the transaction, each of Ownen J. Onsum, Louise A. Walker, Patrick S. Day and Robert M. Walker, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program.

ITEM 1A – RISK FACTORS

In addition to factors mentioned elsewhere in this Report, the factors contained below, among others, could cause our financial condition and results of operations to be materially and adversely affected.  If this were to happen, the value of our common stock could decline, perhaps significantly, and you could lose all or part of your investment.

The U.S Economy Has Experienced a Slowing of Economic Growth, Volatility in the Financial Markets, and Significant Deterioration in Sectors of the U.S. Residential Real Estate Markets, All of Which Present Challenges for the Banking and Financial Services Industry and for the Bank

Commencing in 2007 and continuing through 2009, certain adverse financial developments have impacted the U.S. economy and financial markets and present challenges for the banking and financial services industry and for the Bank. These developments include a general slowing of economic growth in the U.S. which has prompted the Congress to adopt an economic stimulus bill which President Bush signed into law on February 13, 2008, and which prompted the Federal Reserve Board to decrease its discount rate and the federal funds rate several times in the first quarter of 2008.  These developments have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets.  In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, particularly in the subprime sector.  These conditions in turn have led to significant deterioration in certain financial markets, particularly the markets for subprime residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities. The magnitude of this financial crisis has prompted a variety of actions by the U.S. Government to respond to the challenges presented by these economic and financial developments. These recent actions are discussed in Part I under the caption “Business—Government Responses to Recent Economic Crisis.”  This financial crisis presents significant challenges for the U.S. banking and financial services industry and for the Bank.  While it is difficult to predict how long these conditions will exist and how and the extent to which the Bank may be affected, these factors will continue to present risks for some time for the industry and the Bank’s financial condition, results of operations, cash flows and business prospects.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2008, approximately 70% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.  See “The U.S. Economy Has Experienced a Slowing of Economic Growth, Volatility in the Financial Markets and Significant Deterioration in Sectors of the U.S. Residential Real Estate Markets, All of Which Present Challenges for the Banking and Financial Services Industry and for the Bank” above, and “Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction and real estate mortgage.  At December 31, 2008, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 57% and 13%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2008, all of the Bank’s real estate mortgage and construction loans and approximately 9% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition and results of operations.  See “Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future.  At December 31, 2008, approximately 70% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California.  As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio.  Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.  Under the budget plan approved by the California Legislature and signed by Governor Arnold Schwarzenegger on February 20, 2009, the State of California will reduce services, increase sales and income taxes and other fees and take other expense reduction measures. In addition, California will fund a portion of the deficit through additional borrowings, which may include Revenue Anticipation Warrants, a relatively high-cost form of financing. Further, the budget requires California voter approval of ballot measures during a special election to be held on May 19, 2009. The measures would set a cap on state spending and institute a “rainy day” fund for periods of fiscal difficulty for the State’s budget, authorize the State to sell bonds based on future lottery revenue, shift money from certain social programs, guarantee additional funds for schools and freeze lawmakers’ pay when the State runs a deficit. Rejection of any of the revenue-related ballot measures would likely result in budget deficits which would need to be addressed later in 2009. The financial and economic consequences of this situation cannot be predicted with any certainty at this time.  If economic conditions in California decline further it is expected that the Bank’s level of problem assets would increase.  California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank.  The occurrence of natural disasters in California could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and business prospects.

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

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2008, 10% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000.  These deposits are considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits would adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

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

Competition Adversely Affects our Profitability

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry.  By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank.  Competition is likely to further intensify as a result of recent adverse economic and financial market conditions which has led to increased consolidation of financial services companies, including large consolidations of significance in our market area (such as JPMorgan Chase’s acquisition of Washington Mutual and Wells Fargo Bank’s acquisition of Wachovia Bank).  In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations, credit unions and member institutions of the Farm Credit System, which offer many services that traditionally were offered only by banks.  Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.  In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market.  Also, technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks.  Non-bank financial service providers may have lower overhead costs and are subject to fewer regulatory constraints.  If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.  During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans.  Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans.  No assurance can be given that the Bank will be able to compete with these lenders.  See “Business - Competition” above.

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

Recent Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

In 2006, the FDIC created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down depending on the revenue needs of the insurance fund.  Although an FDIC credit for prior contributions offset most of the assessment for 2007, the insurance assessments the Bank will pay has increased our costs starting in 2008.  This new assessment system has resulted in annual assessments on deposits of the Bank of approximately $456,000.  In addition, as discussed above in Part I under the caption “Business—Premiums for Deposit Insurance,” the FDIC has taken recent steps which could further increase deposit premiums and is contemplating further increases and a special assessment.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $14.4 million, or 2.71% of total loans, at December 31, 2008, compared to $10.9 million, or 2.13% of total loans, at December 31, 2007, and 101% of total non-performing loans at December 31, 2008, compared to 70% of total non-performing loans at December 31, 2007.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

Future Sales of Shares of the Company’s Common Stock Could Have a Material Adverse Effect on the Market Price of the Common Stock

As of December 31, 2008, the Company had 8,608,802 shares of Common Stock outstanding, all of which are eligible for sale in the public market without restriction.  Future sales of substantial amounts of the Company’s Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock.  In addition, options to acquire up to 7.6% of the unissued authorized shares of Common Stock at exercise prices ranging from $3.80 to $24.70 have been issued to directors and employees of the Company, over the past nine (9) years, under the Company’s 2000 and 2006 Stock Option Plans and Outside Directors 2000 and 2006 Non-statutory Stock Option Plans, and options to acquire up to an additional 10.5% of the unissued authorized shares of Common Stock are reserved for issuance under such plans.  In addition, on March 13, 2009, as part of our TARP financing, we issued a ten-year warrant to the Treasury to purchase up to 352,977 shares of the Company’s common stock, without par value, at an exercise price of $7.39 per share.  No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s Common Stock.  See “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

There is a Limited Public Market for the Company’s Common Stock which May Make it Difficult for Shareholders to Dispose of Their Shares

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”.  The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Morgan Securities and Monroe Securities, Inc., all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock.  However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry, as well as the level of repurchases of Company stock by the Company pursuant to its stock repurchase program.

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

Shareholders of the Company Will Experience Dilution if Outstanding Options and Warrants are Exercised

As of December 31, 2008, the Company had outstanding options to purchase an aggregate of 564,145 shares of Common Stock at exercise prices ranging from $3.80 to $24.70 per share, or a weighted average exercise price per share of $10.55.  In addition, on March 13, 2009, as part of our TARP financing, we issued a ten-year warrant to the Treasury to purchase up to 352,977 shares of the Company’s common stock, without par value, at an exercise price of $7.39 per share. It has been Treasury’s past practice to exercise TARP warrants shortly after closing the TARP financing.  To the extent such options and warrants are exercised, shareholders of the Company will experience dilution.  See “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through 16 offices in five counties in Northern California operating out of four offices in Solano County, eight in Yolo County, two in Sacramento County and two in Placer County.  In addition, the Company owns four vacant lots, three in northern Solano County and one in eastern Sacramento County, for possible future bank sites.  The Company and the Bank believe all of their offices are constructed and e quipped to meet prescribed security requirements.

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

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2008	$ 9.62	$ 5.77
3rd Quarter 2008	$10.00	$ 8.65
2nd Quarter 2008	$13.70	$ 9.86
1st Quarter 2008	$16.06	$13.22

4th Quarter 2007	$17.14	$14.29
3rd Quarter 2007	$17.23	$14.29
2nd Quarter 2007	$17.46	$15.73
1st Quarter 2007	$20.11	$16.78

*  Price adjusted for dividends.

As of December 31, 2008, there were approximately 1,294 holders of record of the Company’s common stock, no par value, which is the only class of equity securities authorized or issued.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 27, 2009	4%	March 31, 2009
February 29, 2008	6%	March 31, 2008
February 28, 2007	6%	March 30, 2007

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” and “– Recent Events” above.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

On September 22, 2007, the Company approved a new stock repurchase program effective September 22, 2007 to replace the Company’s previous stock repurchase plan that commenced May 1, 2006.  The new stock repurchase program, which will remain in effect until September 21, 2009, allows repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  The Company repurchased no shares of the Company’s outstanding common stock during the fourth quarter ended December 31, 2008.  Our Tarp financing restricts our ability to repurchase our common stock, see “Business – Recent Events” above.

The Company made no purchases of its common stock during the quarter ended December 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plans or programs

October 1 – October 31, 2008	—	—	—	128,885
November 1 – November 30, 2008	—	—	—	231,806
December 1 – December 31, 2008	—	—	—	258,239
Total	—	—	—	258,239

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2005, and 2004 have been derived from the Company’s historical financial statements not included in this Report.  The financial information for 2008, 2007 and 2006 should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2008	2007	2006	2005	2004

Interest Income and Loan Fees	$38,871	$48,594	$48,070	$40,902	$31,619
Interest Expense	(6,375)	(11,738)	(9,426)	(5,729)	(3,426)
Net Interest Income	32,496	36,856	38,644	35,173	28,193
Provision for Loan Losses	(16,164)	(4,795)	(735)	(600)	(207)
Net Interest Income after Provision for Loan Losses	16,332	32,061	37,909	34,573	27,986
Other Operating Income	6,313	7,160	5,289	5,720	5,214
Other Operating Expense	(27,654)	(28,803)	(29,219)	(26,813)	(22,943)
(Loss) Income before Taxes	(5,009)	10,418	13,979	13,480	10,257
Benefit / (Provision) for Taxes	3,635	(3,137)	(5,169)	(4,792)	(3,550)
Net (Loss) / Income	$(1,374)	$7,281	$8,810	$8,688	$6,707

Basic (Loss) / Income Per Share	$(0.15)	$0.79	$0.95	$0.93	$0.71

Diluted (Loss) / Income Per Share	$(0.15)	$0.77	$0.90	$0.89	$0.70

Total Assets	$670,802	$709,895	$685,225	$660,647	$629,503

Total Investments	$42,106	$74,849	$76,273	$48,788	$55,154

Total Loans, including Loans Held-for-Sale, net	$519,160	$499,314	$480,009	$460,501	$433,421

Total Deposits	$584,718	$622,671	$603,682	$581,781	$557,186

Total Equity	$62,029	$63,975	$61,990	$56,802	$51,901

Weighted Average Shares of Common Stock outstanding used for Basic (Loss) Income Per Share Computation [1]	8,931,906	9,165,198	9,300,785	9,362,585	9,416,114

Weighted Average Shares of Common Stock outstanding used for Diluted (Loss) Income Per Share Computation [1]	8,931,906	9,438,217	9,757,490	9,748,112	9,649,601

(Loss) Return on Average Total Assets	(0.20%)	1.05%	1.32%	1.35%	1.14%

Net (Loss) Income/Average Equity	(2.17%)	11.59%	14.90%	16.17%	13.73%

Net (Loss) Income/Average Deposits	(0.23%)	1.19%	1.49%	1.52%	1.28%

Average Loans/Average Deposits	87.21%	79.75%	81.20%	79.44%	75.81%

Average Equity to Average Total Assets	9.39%	9.06%	8.87%	8.37%	8.32%

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

Financial highlights for 2008 include:

The Company reported a net loss of $1.37 million, a 118.9% decrease compared to net income of $7.28 million for 2007.  Net loss per common share for 2008 of $0.15 resulted in a decrease of 119.0% compared to net income per common share of $0.79 for 2007, and net loss per common share on a fully diluted basis was $0.15 for 2008, a decrease of 119.5% compared to net income per common share on a fully diluted basis of $0.77 for 2007.

Loans (including loans held-for-sale) increased to $519.2 million at December 31, 2008, a 4.0% increase from $499.3 million at December 31, 2007.  Commercial loans totaled $111.5 million at December 31, 2008, down 0.7% from $112.3 million a year earlier; agriculture loans were $38.3 million, up 4.2% from $36.8 million at December 31, 2007; real estate construction loans were $67.2 million, down 26.9% from $91.9 million at December 31, 2007; and real estate mortgage loans were $297.2 million, up 17.5% from $253.0 million a year earlier.

Average deposits decreased to $588.2 million during 2008, a $24.5 million or 4.0% decrease from 2007.

The Company reported average total assets of $674.8 million at December 31, 2008, down 2.7% from $693.4 million a year earlier.

The provision for loan losses in 2008 totaled $16,164,000, an increase of 237.1% from $4,795,000 in 2007.  Net charge-offs were $12,605,000 in 2008 compared to $2,280,000 in 2007.  The increase in the provision for loan losses and increase in net charge-offs can be primarily attributed to increased charge-offs combined with increased loan volume.

Net interest income totaled $32.5 million for 2008, a decrease of 11.8% from $36.9 million in 2007, primarily due to decreased loan rates and decreased Federal Funds volume and rates, which was partially offset by decreased deposit rates and increased loan volume.

Other operating income totaled $6.3 million for the year ended December 31, 2008, a decrease of 11.8% from $7.2 million for the year ended December 31, 2007.  The decrease was due primarily to increases in write-downs of other real estate owned properties, which was partially offset by increased service charges on deposit accounts and investment and brokerage income.

Other operating expenses totaled $27.7 million for 2008, down 4.0% from $28.8 million in 2007.  Contributing to the decrease was decreased salaries and employee benefits and advertising costs, which was partially offset by increased data processing expenses.

In 2009, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income, while remaining conscious of the need to maintain appropriate expense levels.

On March 13, 2009, the Company raised $17.39 million from the Treasury in a TARP financing. See Part I “Business—Recent Events,” above for additional information.

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

Other-than-temporary Impairment in Investment Securities

At each financial statement date, we assess whether declines in the fair value of held-to-maturity and available for-sale securities below their costs are deemed to be other than temporary. We consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Evidence evaluated includes, but is not limited to, the remaining payment terms of the instrument and economic factors that are relevant to the collectability of the instrument, such as current prepayment speeds, the current financial condition of the issuer(s), industry analyst reports, credit ratings, credit default rates, interest rate trends and the value of any underlying collateral. Other than-temporary-impairment results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

Share-Based Payment

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which requires that all share-based payments, including stock options and non-vested restricted common shares, be recognized as an expense in the income statement based on the grant-date fair value of the award with a corresponding increase to common stock.

We determine the fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility and the risk-free interest rate over the expected life of the option.  The Black-Scholes model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility. The estimates used in the model involve inherent uncertainties and the application of Management's judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements.  The fair value of non-vested restricted common shares generally equals the stock price at grant date. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion of SFAS No.123R, see Note 13 to the Consolidated Financial Statements in this Form 10-K.

Accounting for Income Taxes

Income taxes reported in the financial statements are computed based on an asset and liability approach in accordance with FASB Statement No. 109, Accounting for Income Taxes CSFAS No. 109J. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We record net deferred tax assets to the extent it is more likely than not that they will be realized.  In evaluating our ability to recover the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. The Company files consolidated federal and combined state income tax returns.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109.

FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. As a result of the implementation of FIN 48, the Company recognized an increase for unrecognized tax benefits. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. For additional discussion of FIN 48, see Note 9 to the Consolidated Financial Statements in this Form 10-K.

Prospective Accounting Pronouncements

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

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of the Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principals (SFAS 162).  SFAS 162 is intended to improve financial statements that are presented in conformity with U.S. generally accepted accounting principals for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principals.  Management does not believe the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

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

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2008		2007		2006

	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
ASSETS
Cash and Due From Banks	$37,971	5.63%	$32,518	4.69%	$29,934	4.49%
Federal Funds Sold	26,808	3.97%	52,359	7.55%	61,904	9.29%
Investment Securities	57,123	8.46%	86,046	12.41%	64,770	9.72%
Loans [1]	512,987	76.02%	488,704	70.48%	478,908	71.88%
Stock in Federal Home Loan Bank and
other equity securities, at cost	2,253	0.33%	2,146	0.31%	2,087	0.31%
Other Real Estate Owned	3,691	0.55%	784	0.11%	78	0.01%
Other Assets	33,993	5.04%	30,882	4.45%	28,672	4.30%
Total Assets	$674,826	100.00%	$693,439	100.00%	$666,353	100.00%

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand	$173,332	25.69%	$185,563	26.77%	$187,766	28.18%
Interest-Bearing Transaction Deposits	128,690	19.07%	130,608	18.83%	95,180	14.28%
Savings & MMDAs	171,465	25.41%	179,425	25.87%	190,036	28.52%
Time Certificates	114,742	17.00%	117,178	16.90%	116,787	17.53%
Borrowed Funds	17,095	2.53%	10,504	1.51%	11,350	1.70%
Other Liabilities	6,147	0.91%	7,347	1.06%	6,113	0.92%
Stockholders' Equity	63,355	9.39%	62,814	9.06%	59,121	8.87%
Total Liabilities & Stockholders’ Equity	$674,826	100.00%	$693,439	100.00%	$666,353	100.00%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2008			2007			2006

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Assets	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Loans [1]	$512,987	$33,282	6.49%	$488,704	$39,220	8.03%	$478,908	$39,082	8.16%

Loan Fees	—	1,795	0.35%	—	2,268	0.46%	—	2,812	0.59%

Total Loans, Including
Loan Fees	512,987	35,077	6.84%	488,704	41,488	8.49%	478,908	41,894	8.75%

Federal Funds Sold	26,808	519	1.94%	52,359	2,660	5.08%	61,904	2,986	4.82%

Due From Banks	13,428	557	4.15%	5,922	273	4.61%	—	—	—

Investment Securities:
Taxable	27,578	1,344	4.87%	56,350	2,789	4.95%	50,958	2,448	4.80%

Non-taxable[2]	29,545	1,254	4.24%	29,696	1,271	4.28%	13,812	636	4.60%

Total Investment Securities	57,123	2,598	4.55%	86,046	4,060	4.72%	64,770	3,084	4.76%

Other Earning Assets	2,253	120	5.33%	2,146	113	5.27%	2,087	106	5.08%

Total Earning Assets	612,599	$38,871	6.35%	635,177	$48,594	7.65%	607,669	$48,070	7.91%

Cash and Due from Banks	24,543			26,596			29,934

Premises and Equipment	8,355			8,123			8,188

Other Real Estate Owned	3,691			784			78

Interest Receivable
and Other Assets	25,638			22,759			20,484

Total Assets	$674,826			$693,439			$666,353

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.

2. Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2008			2007			2006

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
Liabilities and	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Stockholders' Equity	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$128,690	$930	0.72%	$130,608	$2,840	2.17%	$95,180	$1,568	1.65%

Savings & MMDAs	171,465	1,726	1.01%	179,425	4,034	2.25%	190,036	3,813	2.01%

Time Certificates	114,742	3,147	2.74%	117,178	4,551	3.88%	116,787	3,682	3.15%

Total Interest-Bearing Deposits	414,897	5,803	1.40%	427,211	11,425	2.67%	402,003	9,063	2.25%

Borrowed Funds	17,095	572	3.35%	10,504	313	2.98%	11,350	363	3.20%

Total Interest-Bearing
Deposits and Funds	431,992	6,375	1.48%	437,715	11,738	2.68%	413,353	9,426	2.28%

Demand Deposits	173,332	—	—	185,563	—	—	187,766	—	—

Total Deposits and
Borrowed Funds	605,324	$6,375	1.05%	623,278	$11,738	1.88%	601,119	$9,426	1.57%

Accrued Interest and
Other Liabilities	6,147			7,347			6,113

Stockholders' Equity	63,355			62,814			59,121

Total Liabilities and
Stockholders' Equity	$674,826			$693,439			$666,353

Net Interest Income and
Net Interest Margin [1]		$32,496	5.30%		$36,856	5.80%		$38,644	6.36%

Net Interest Spread [2]			4.87%			4.97%			5.63%

1.  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2008 over 2007 and 2007 over 2006.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2008 Over 2007			2007 Over 2006
		Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change

(Decrease) Increase in
Interest Income:

Loans	$2,077	$(8,015)	$(5,938)	$626	$(488)	$138

Loan Fees	(473)	—	(473)	(544)	—	(544)

Federal Funds Sold	(945)	(1,196)	(2,141)	(502)	176	(326)

Due From Banks	308	(24)	284	273	—	273

Investment Securities	(1,321)	(141)	(4,162)	1,002	(26)	976

Other Assets	6	1	7	3	4	7

	$(348)	$(9,375)	$(9,723)	$858	$(334)	$524

(Decrease) Increase in
Interest Expense:

Deposits:
Interest-Bearing
Transaction Deposits	$(41)	$(1,869)	$(1,910)	$689	$583	$1,272

Savings & MMDAs	(172)	$(2,136)	$(2,308)	(194)	415	221

Time Certificates	(93)	$(1,311)	$(1,404)	12	857	869

Borrowed Funds	216	43	259	(26)	(24)	(50)

	$(90)	$(5,273)	$(5,363)	$481	$1,831	$2,312

(Decrease) Increase in
Net Interest Income	$(258)	$(4,102)	$(4,360)	$377	$(2,165)	$(1,788)

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2008	2007	2006
Investment securities available for sale:

U.S. Treasury Securities	$274	$263	$253
Securities of U.S. Government
Agencies and Corporations	2,039	20,139	31,703
Obligations of State &
Political Subdivisions	26,231	37,057	30,193
Mortgage Backed Securities	13,562	17,390	12,031

Total Investments	$42,106	$74,849	$74,180

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2008.  The yields on tax-exempt securities are shown on a tax equivalent basis.
Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
Security	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$274	5.00%	$—	—
Securities of U.S. Government
Agencies and Corporations	1,001	3.82%	1,038	3.75%	—	—
Obligations of State &
Political Subdivisions	2,190	7.59%	4,349	7.35%	6,525	6.71%
Mortgage Backed Securities	6	6.63%	13,556	4.62%	—	—

TOTAL	$3,197	6.41%	$19,217	5.20%	$6,525	6.71%

	After Ten Years		Total
Security	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$274	5.00%
Securities of U.S. Government
Agencies and Corporations	—	—	2,039	3.78%
Obligations of State &
Political Subdivisions	13,167	6.49%	26,231	6.78%
Mortgage Backed Securities	—	—	13,562	4.62%

TOTAL	$13,167	6.49%	$42,106	5.93%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2008		2007		2006

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$111,485	21.6%	$112,295	22.6%	$97,268	20.5%
Agriculture	38,314	7.4%	36,772	7.4%	38,607	8.1%
Real Estate Mortgage	294,980	57.0%	251,672	50.5%	227,552	47.9%
Real Estate Construction	67,225	13.0%	91,901	18.4%	106,752	22.4%
Installment	4,964	1.0%	5,331	1.1%	5,370	1.1%

TOTAL	$516,968	100.0%	$497,971	100.0%	$475,549	100.0%

	2005		2004

	Balance	Percent	Balance	Percent

Commercial	$87,091	19.1%	$89,721	20.9%
Agriculture	32,808	7.2%	32,910	7.7%
Real Estate Mortgage	228,524	50.1%	216,846	50.4%
Real Estate Construction	103,422	22.7%	85,584	19.9%
Installment	4,216	0.9%	4,641	1.1%

TOTAL	$456,061	100.0%	$429,702	100.0%

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

As shown in the comparative figures for loan mix during 2008 and 2007, total loans increased as a result of increases in agriculture loans and real estate mortgage loans, which were partially offset by decreases in commercial loans, real estate construction loans and installment loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2008 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$41,960	$144,002	$185,962
After one year through five years	60,205	115,996	176,201
After five years	30,263	124,542	154,805

Total	$132,428	$384,540	$516,968

Non-accrual, Past Due, OREO and Restructured Loans

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

The following table shows the aggregate amounts of assets (dollars in thousands) in each category at December 31, for the years indicated:

	2008	2007	2006	2005	2004

Non-accrual Loans	$13,545	$15,173	$3,399	$2,073	$4,907
90 Days Past Due But Still Accruing	713	263	37	178	55
Total Non-performing Loans	14,258	15,436	3,436	2,251	4,962

Other Real Estate Owned	4,368	879	375	268	—
Total Non-performing Assets	$18,626	$16,315	$3,811	$2,519	$4,962
Performing Restructured Loans	$2,682	$—	$—	$—	$—

If interest on non-accrual loans had been accrued, such interest income would have approximated $1,501,000, $814,000, and $280,000 during the years ended December 31, 2008, 2007 and 2006, respectively.  Income actually recognized for these loans approximated $181,000, $73,000 and $113,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

There was a $2,311,000 increase in non-performing assets for 2008 over 2007.  At December 31, 2008, non-performing assets included six non-accrual commercial loans totaling $2,619,000, six non-accrual commercial real estate loans totaling $4,184,000 and eleven non-accrual residential construction loans totaling $6,309,000, one residential mortgage loan totaling $334,000 and one non-accrual installment loan totaling $99,000.  Additional non-performing assets included loans past due more than 90 days totaling $713,000. Other Real Estate Owned ("OREO") properties totaled $4,368,000 at December 31, 2008. The Bank's management believes that the $13,545,000 in non-accrual loans are adequately collateralized or guaranteed by a governmental entity.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had loans 90 days past due and still accruing totaling $713,000, $263,000 and $37,000 at December 31, 2008, 2007 and 2006, respectively.

The Company had loans restructured and in compliance with modified terms totaling $2,682,000 at December 31, 2008.  The Company had no restructured loans at December 31, 2007 and 2006, respectively.

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

OREO amounted to $4,368,000, $879,000 and $375,000 for the periods ended December 31, 2008, 2007 and 2006, respectively.  The increase in OREO loans at December 31, 2008 from the balance at December 31, 2007 was due to the transfer of twelve real estate construction loans, two real estate development loans and one commercial loan to OREO, which was partially offset by the sales of six real estate construction properties and one commercial real estate property.

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

The monthly Allowance for Loan Loss Analysis Report is prepared based upon the Problem Loan Report, internal loan rating, regulatory classifications and loan review classification and is reviewed by the Management Loan Committee of the Bank.  The Directors Loan Committee reviewed the Allowance for Loan Loss Analysis Report, dated December 31, 2008, on January 22, 2009.  This report included all non-performing loans reported in the table on the previous page and other potential problem loans.  Excluding the non-performing loans cited previously, loans totaling $39,067,000 were classified as potential problem loans.  Of these loans, loans totaling $33,720,000 are adequately collateralized or guaranteed, and the remaining loans totaling $5,347,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses).  The ratio of the Allowance for Loan Losses to total loans at December 31, 2008 was 2.71%.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considers the $14,435,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2008.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2008	2007	2006	2005	2004

Balance at Beginning of Year	$10,876	$8,361	$7,917	$7,445	$7,006
Provision for Loan Losses	16,164	4,795	735	600	207
Loans Charged-Off:
Commercial	(2,224)	(1,428)	(572)	(670)	(122)
Agriculture	(88)	(82)	(57)	—	(214)
Real Estate Mortgage	(299)	(249)	—	—	—
Real Estate Construction	(10,265)	(537)	—	—	—
Installment Loans to Individuals	(448)	(764)	(431)	(185)	(46)

Total Charged-Off	(13,324)	(3,060)	(1,060)	(855)	(382)

Recoveries:
Commercial	153	256	561	64	199
Agriculture	56	200	—	663	399
Real Estate Mortgage	32	—	—	—	—
Real Estate Construction	159	—	—	—	—
Installment Loans to Individuals	319	324	208	—	16

Total Recoveries	719	780	769	727	614

Net (Charge-Offs) Recoveries	(12,605)	(2,280)	(291)	(128)	232

Balance at End of Year	$14,435	$10,876	$8,361	$7,917	$7,445

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(2.46%)	(0.47%)	(0.06%)	(0.03%)	0.06%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the Loan Portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2008		December 31, 2007		December 31, 2006

	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$4,909	21.6%	$2,884	22.5%	$2,037	20.5%

Agriculture	643	7.4%	865	7.4%	1,133	8.1%

Real Estate Mortgage	4,491	57.0%	3,470	50.5%	3,016	47.9%

Real Estate Construction	3,113	13.0%	2,947	18.5%	1,535	22.4%

Installment	1,279	1.0%	710	1.1%	640	1.1%

Total	$14,435	100.0%	$10,876	100.0%	$8,361	100.0%

	December 31, 2005		December 31, 2004

	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$1,779	19.1%	$1,726	20.9%

Agriculture	1,518	7.2%	1,484	7.7%

Real Estate Mortgage	3,003	50.1%	2,766	50.4%

Real Estate Construction	1,001	22.7%	668	19.9%

Installment	616	0.9%	801	1.1%

Total	$7,917	100.0%	$7,445	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2008		2007		2006
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$173,332	—	$185,563	—	$187,766	—

Interest-Bearing Demand (NOW)	$128,690	.72%	$130,608	2.17%	$95,180	1.65%

Savings and MMDAs	$171,465	1.01%	$179,425	2.25%	$190,036	2.01%

Time	$114,742	2.74%	$117,178	3.88%	$116,787	3.15%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2008:

Three months or less	$27,753

Over three months through twelve months	26,595

Over twelve months	5,248

Total	$59,596

Short-Term Borrowings

Short-term borrowings at December 31, 2008 and 2007 consisted of secured borrowings from the U.S. Treasury in the amounts of $584,000 and $878,000, respectively.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  At December 31, 2008, the Bank had no Federal Funds purchased.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2008, the Company had a current collateral borrowing capacity from the FHLB of $77,846,000.  The Company also has unsecured formal lines of credit totaling $15,500,000 with correspondent banks.

Long-Term Borrowings

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $17,675,000 and $9,885,000, respectively, at December 31, 2008 and 2007.  Such advances ranged in maturity from 0.2 years to 3.4 years at a weighted average interest rate of 3.61% at December 31, 2008.  Maturity ranged from 0.4 years to 1.3 years at a weighted average interest rate of 2.90% at December 31, 2007.  Average outstanding balances were $16,519,000 and $10,008,000, respectively, during 2008 and 2007.  The weighted average interest rate paid was 3.42% in 2008 and 2.91% in 2007.

Overview

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net loss for the year ended December 31, 2008, was $1,374,000, representing a decrease of $8,655,000, or 118.9%, compared to net income of $7,281,000 for the year ended December 31, 2007.  The decrease in net income is principally attributable to an increase of $11,369,000 in the provision for loan losses, a $4,360,000 decrease in net interest income and a $1,734,000 decrease in gains / write-downs on other real estate owned, which was partially offset by an increase of $658,000 in other income, a $284,000 increase in service charges on deposit accounts, a $771,000 decrease in salaries and employee benefits, a $168,000 decrease in advertising, a $227,000 decrease in other expense and a $6,772,000 decrease in the provision for income taxes.

Total assets decreased by $39.1 million, or 5.5%, to $670.8 million as of December 31, 2008 compared to $709.9 million at December 31, 2007.  The decrease in total assets was mainly due to a $32.7 million decrease in investment securities, a $26.9 million decrease in cash and due from banks and a $6.1 million decrease in federal funds sold, which was partially offset by a $19.8 million increase in net loans (including loans held-for-sale) and a $3.5 million increase in other real estate owned.  Total deposits decreased $38.0 million, or 6.1%, to 584.7 million as of December 31, 2008 compared to $622.7 million at December 31, 2007.  Other borrowings increased by $2.4 million, or 15.3%, to $18.3 million as of December 31, 2008 compared to $15.8 million at December 31, 2007.

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

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period.  The $4,360,000 decrease in the Bank’s net interest income in 2008 from 2007 was due to the effects lower loan rates and lower loan fees, which were partially offset by real estate loan volumes combined with lower levels of investment securities and lower Federal Funds rates and volumes, which was partially offset by lower core deposit funding costs.  The $1,788,000 decrease in the Bank’s net interest income in 2007 from 2006 was due to the effects of a higher level of core deposits and higher funding costs, lower loan rates and lower loan fees, which were partially offset by strong commercial and real estate loan volumes combined with higher levels of investment securities.  The “Analysis of Changes in Interest Income and Interest Expense” set forth on page 34 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume.  Another factor that affected the net interest income was the average earning asset to average total asset ratio.  This ratio was 90.8% in 2008, 91.6% in 2007 and 91.2% in 2006.

Interest income on loans (including loan fees) was $35,077,000 for 2008, representing a decrease of $6,411,000, or 15.5%, from $41,488,000 for 2007.  This compared to a decrease in 2007 of $406,000, or 1.0%, from $41,894,000 for 2006.  The decreased interest income on loans in 2008 over 2007 was the result of a 154 basis point decrease in loan interest rates, combined with a decrease of approximately $473,000 in loan fees, which was partially offset by a 5.0% increase in loan volume.  Loan fee comparisons were impacted by a net decrease in deferred loan fees and costs of $473,000 in 2008, and a net decrease of $196,000 in 2007.

Average outstanding federal funds sold fluctuated during this period, ranging from $26,808,000 in 2008 to $52,359,000 in 2007 and $61,904,000, in 2006.  At December 31, 2008, federal funds sold were $40,860,000.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Federal funds sold yields were 1.94%, 5.08% and 4.82% for 2008, 2007 and 2006, respectively.

The average total level of investment securities decreased $28,923,000 in 2008 to $57,123,000 from $86,046,000 in 2007 and increased $21,276,000 in 2007 to $86,046,000 from $64,770,000 in 2006.  The level of interest income attributable to investment securities decreased to $2,598,000 in 2008 from $4,060,000 in 2007 and $4,060,000 in 2007 from $3,084,000 in 2006, due to the effects of interest rates and volume.  The Bank’s strategy for this period emphasized the use of the investment portfolio to maintain the Bank’s increased loan demand.  The Bank intends to continue to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide higher cash flow for reinvestment in a higher interest rate instrument.  Investment securities yields were 4.55%, 4.72% and 4.76% for 2008, 2007 and 2006, respectively.

Total interest expense decreased to $6,375,000 in 2008 from $11,738,000 in 2007, and increased to $11,738,000 in 2007 from $9,426,000 in 2006, representing a 45.7% decrease in 2008 over 2007 and a 24.5% increase in 2007 over 2006.  The decrease in total interest expense from 2008 to 2007 was due to decreases in interest rates paid on deposits.  The increase in total interest expense from 2007 to 2006 was due to increases in volume combined with increases in interest rates paid on deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2008		2007		2007

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$173,332	29.5%	$185,563	30.3%	$187,766	31.9%

Interest-Bearing Demand (NOW)	128,690	21.9%	130,608	21.3%	95,180	16.1%

Savings and MMDAs	171,465	29.1%	179,425	29.3%	190,036	32.2%

Time	114,742	19.5%	117,178	19.1%	116,787	19.8%

Total	$588,229	100.0%	$612,774	100.0%	$589,769	100.0%

The three years ended December 31, 2008 have been characterized by fluctuating interest rates.  Loan rates and deposit rates decreased in 2008 and loan rates decreased and deposit rates increased in 2007.  The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds decreased 10 basis points in the period from 2008 to 2007 and decreased 66 basis points in the period from 2007 to 2006.

The Bank’s net interest margin (net interest income divided by average earning assets) was 5.30% in 2008, 5.80% in 2007, and 6.36% in 2006.  The decrease in net interest margin was due to lowering loan rates which was only partially offset by lower deposit rates.  Going forward into the first half of 2009, it is Bank management’s belief that net interest income and net interest margin will continue to fluctuate due to the unstable rate environment.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses increased to $16,164,000 in 2008 from $4,795,000 in 2007, primarily as a result of loan quality and loan growth in the Bank’s loan portfolio.  The amount of loans charged-off increased in 2008 to $13,324,000 from $3,060,000 in 2007, and recoveries decreased to $719,000 in 2008 from $780,000 in 2007.  The increase in charge-offs was due, for the most part, to an increase in charge-offs of commercial loans and real estate construction loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2008 was 2.71% compared to 2.13% at December 31, 2007.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2008 was 101% compared to 70% at December 31, 2007.

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

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held for sale, gains and/or write-downs on other real estate owned, and other income.  Service charges on deposit accounts increased $284,000 in 2008 over 2007 and $630,000 in 2007 over 2006.  The increase in 2008 was due, for the most part, to increased service charges on regular and business checking accounts.  Realized gains on sale of investment securities decreased $69,000 in 2008 over 2007 and increased $638,000 in 2007 over 2006.  The decrease in 2008 was due to fewer sales of securities.  Net realized gains on loans held-for-sale increased $14,000 in 2008 over 2007 and increased $196,000 in 2007 over 2006.  The increase in 2008 was due, for the most part, to an increase in sold loans.  Gains on other real estate owned decreased $251,000 in 2008 over 2007 and increased $347,000 in 2007 over 2006.  The decrease in 2008 was due to lower gains on sales of foreclosed residential properties in 2008 compared to 2007.  Other income increased $658,000 in 2008 over 2007 and increased $60,000 in 2007 over 2006.  The increase in 2008 was due, for the most part, to an increase in investment brokerage services income.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising, OREO expenses and write-downs and other expenses.  Other operating expenses increased to $29,137,000 in 2008 from $28,803,000 in 2007, and decreased to $28,803,000 in 2007 from $29,219,000 in 2006, representing an increase of $334,000, or 1.2% in 2008 over 2007, and decrease of $416,000, or 1.4% in 2007 over 2006.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:
	2008 over 2007		2007 over 2006

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$(771)	(4.7%)	$(1,215)	(7.0%)

Occupancy and Equipment	28	0.8%	(19)	(0.5%)

Data Processing	87	5.3%	244	17.6%

Stationery and Supplies	(89)	(15.9%)	36	6.9%

Advertising	(168)	(19.0%)	(9)	(1.0%)

Directors Fees	(9)	(4.1%)	58	35.8%

OREO Expense and Write-downs	1,549	3,520.5%	44	100.0%

Other Expense	(293)	(5.3%)	445	8.7%

Total	$334	1.2%	$(416)	(1.4%)

In 2008, salaries and employee benefits decreased $771,000 to $15,469,000 from $16,240,000 for 2007.  This decrease was due, for the most part, to decreased incentive compensation and profit sharing payments, which was partially offset by increases in regular salaries.  Increases in the data processing area were attributed to continued emphasis on Internet-related products and security services and network improvements.  Decreases in stationary and supplies were attributed to a decrease in the usage of office supplies.  Decreases in advertising costs were due to a decrease in printed materials and related costs.  Increases in OREO expense and write-downs were due to expenses and write-downs related to foreclosed real estate properties.

In 2007, salaries and employee benefits decreased $1,215,000 to $16,240,000 from $17,455,000 for 2006.  This decrease was due, for the most part, to decreased incentive compensation and profit sharing payments, which was partially offset by increases in regular salaries, stock compensation expense, retirement compensation expense and group insurance.  Increases in the data processing area were attributed to continued emphasis on Internet-related products and security services and network improvements.  Increases in stationary and supplies were attributed to an increase in the usage of office supplies.  Increases in director fees were due to increased directors’ meetings.     Increases in OREO expense and write-downs were due to expenses related to foreclosed real estate properties.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings.  In 2008, taxes decreased $6,772,000 to a benefit of $3,635,000 from an expense of $3,137,000 for 2007.  In 2007, taxes decreased $2,032,000 to $3,137,000 from $5,169,000 for 2006.  Non-taxable municipal bond income was $1,254,000, $1,271,000, and $636,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has adjusted to these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2008, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 88.8% on December 31, 2008, 80.2% on December 31, 2007, and 79.6% on December 31, 2006. At December 31, 2008 and 2007, the Bank’s ratio of core deposits to total assets was 78.3% and 77.9%, respectively.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity position decreased slightly in 2008; management believes that it remains adequate.  This is best illustrated by the change in the Bank’s net non-core and net short-term non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2008, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was 8.95%, compared to 0.09% in 2007.  The Bank’s net short-term non-core funding dependence ratio, non-core funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled 6.01% at the end of 2008, compared to -1.78% at year-end 2007.  These ratios indicated at December 31, 2008, the Bank had minimal reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following table presents, as of December 31, 2008, the Company’s significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$460,881	460,881	—	—	—
Certificates of Deposit (a)	123,848	114,406	7,646	1,796	—
Short-Term Borrowings (a)	584	584	—	—	—
Long-Term Borrowings (b)	19,092	7,197	2,427	9,468	—
Operating Leases	6,159	1,216	2,009	1,602	1,332
Purchase Obligations	1,564	1,564	—	—	—
Total	$612,128	585,848	12,082	12,866	1,332

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

The following table details the amounts and expected maturities of commitments as of December 31, 2008 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$78,449	68,932	6,498	1,220	1,799
Agriculture	38,456	29,398	6,658	384	2,016
Real Estate Mortgage	65,904	3,406	12,867	13,237	36,394
Real Estate Construction	13,573	10,182	269	53	3,069
Installment	2,233	1,503	730	—	—
Commitments to sell loans	9,764	9,764	—	—	—
Standby Letters of Credit	5,715	5,675	—	40	—
Total	$214,094	128,860	27,022	14,934	43,278

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows (amounts in thousands):

	2008	2007

Undisbursed loan commitments	$198,615	$214,274
Standby letters of credit	5,715	15,188
Commitments to sell loans	9,764	250

	$214,094	$229,712

The Bank expects its liquidity position to remain strong in 2009 as the Bank expects to continue to grow into existing markets.  The stock market has weakened considerably this past year and, while the Bank did not experience a dramatic outflow of deposits, the potential of additional outflows still exists if the stock market improves.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2009.

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2008, stockholders’ equity totaled $62.0 million, an decrease of $2.0 million from $64.0 million at December 31, 2007. A net loss of $1.4 million in 2008 and stock repurchases of $1.4 million, were the primary factors contributing to the decrease.  Also affecting capital in 2008 was paid in capital in the amount of $0.7 million resulting from stock options exercised, employee stock purchases, stock plan accruals and related tax benefits, and an increase in other comprehensive income of $0.2 million, consisting of retirement plan equity adjustments, which were partially offset by unrealized losses on investment securities available-for-sale.  The Bank’s Tier 1 Leverage Capital ratio at year-end 2008 was 8.7% and was 9.0% for 2007.

On June 22, 2007, the Company approved a stock repurchase program effective June 22, 2007 to replace the Company’s previous stock purchase plan that commenced May 1, 2006.  The stock repurchase program, which will remain in effect until June 21, 2009, allows repurchases by the Company in an aggregate of up to 4.0% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  The Company’s previous stock purchase plan had allowed repurchases by the Company in an aggregate of up to 2.5% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  During 2008, the Bank paid $0.1 million in dividends to the Company to help fund the repurchase of 85,415 shares of the Company’s outstanding common stock.  During 2007, the Bank paid $6.0 million in dividends to the Company to fund the repurchase of 370,716 shares of the Company’s outstanding common stock.  The purpose of the stock repurchase program is to give management the ability to more effectively manage capital and create liquidity for shareholders who want to sell their stock.  Management believes that the stock repurchase program has been a prudent use of excess capital.

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

Interest Rate Sensitivity Analysis at December 31, 2008
(Dollars in thousands)

Expected Maturity/Repricing/Principal Payment
In Thousands	Within 1 Year	1 Year to 3 Years	3 Years to 5 Years	After 5 Years	Total Balance	Fair Value
Interest-Sensitive Assets:
Federal funds sold	$40,860	—	—	—	40,860	40,860
Average interest rate	0.13%	—	—	—	0.13%	—
Due from interest bearing	$1,750	750	—	—	2,500	2,535
Average interest rate	4.94%	4.85%	—	—	4.91%	—
Fixed rate securities	$3,197	11,530	7,687	19,692	42,106	42,106
Average interest rate	6.41%	5.20%	5.20%	6.56%	5.94%	—
Other equity securities	—	—	—	2,311	2,311	2,311
Average interest rate	—	—	—	3.81%	3.81%	—
Fixed rate loans (1)	$41,960	31,375	28,830	30,263	132,428	132,347
Average interest rate	5.08%	7.24%	6.66%	6.00%	6.15%	—
Variable rate loans (1)	$144,002	70,519	45,477	124,542	384,540	384,602
Average interest rate	5.63%	6.11%	6.27%	5.96%	5.90%	—
Loans held-for-sale	$2,192	—	—	—	2,192	2,192
Average interest rate	5.67%	—	—	—	5.67%	—

Interest-Sensitive Liabilities:
NOW account deposits (2)	$7,335	11,318	7,609	97,352	123,614	113,151
Average interest rate	0.10%	0.10%	0.10%	0.10%	0.10%	—
Money market deposits (2)	$11,620	17,430	12,588	55,195	96,833	90,090
Average interest rate	0.10%	0.10%	0.10%	0.10%	0.10%	—
Savings deposits (2)	$5,879	8,824	5,883	38,237	58,823	55,731
Average interest rate	0.15%	0.15%	0.15%	0.15%	0.15%	—
Certificates of deposit	$113,886	7,808	1,912	242	123,848	124,789
Average interest rate	1.96%	2.97%	3.72%	2.12%	2.05%	—

Borrowed funds	$7,259	4,000	7,000	—	18,259	19,025
Average interest rate	2.85%	3.61%	4.13%	—	3.51%	—

Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend	—	—	—	—	$198,615	1,490
Standby letters of credit	—	—	—	—	$5,715	57

(1)Based upon contractual maturity dates and interest rate repricing.

(2)NOW, money market and savings deposits do not carry contractual maturity dates.  The actual maturities of NOW, money market and savings deposits could vary substantially if future withdrawals differ from the Company’s historical experience.

At December 31, 2008, federal funds sold of $40.9 million with a yield of 0.13%, due from interest bearing banks of $1.8 million with a weighted-average yield of 4.94% and investments of $3.2 million with a weighted-average, tax equivalent yield of 6.41% were scheduled to mature within one year.  In addition, net loans (including loans held-for-sale) of $188.2 million with a weighted-average yield of 5.50% were scheduled to mature or reprice within the same time-frame.  Overall, interest-earning assets scheduled to mature within one year totaled $234.0 million with a weighted-average, tax-equivalent yield of 4.70%.  With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits of $24.8 million with a weighted-average cost of 0.11% were scheduled to mature within one year.  Certificates of deposit totaling $113.9 million with a weighted-average cost of 1.96% were scheduled to mature in the same time-frame. In addition, borrowed funds totaling $7.3 million with a weighted-average cost of 2.85% were scheduled to mature within one year.  Total interest-bearing liabilities scheduled to mature within one year equaled $146.0 million with a weighted-average cost of 1.69%.

Historical withdrawal patterns with respect to interest-bearing and non-interest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease.  Loan information is presented based on payment due dates and repricing dates, which may differ materially from actual results due to prepayments.

The Bank seeks to control IRR by matching assets and liabilities.  One tool used to ensure market rate return is variable rate loans.  Loans totaling $188.2 million or 36.2% of the total loan portfolio (including loans held-for-sale)   at December 31, 2008 are subject to repricing within one year.  Loan maturities in the after five year category increased to $154.8 million at December 31, 2008 from $110.7 million at December 31, 2007.

The Bank is required by FASB 115 to mark to market the Available-for-Sale investments at the end of each quarter.  Mark to market adjustments resulted in a reduction of $249,000 in other comprehensive income as reflected in the December 31, 2008 consolidated balance sheet.  Mark to market adjustments during the year ended December 31, 2007 resulted in an increase of $338,000 in other comprehensive income.  These adjustments were the result of fluctuating interest rates.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information set forth on pages 56 through 95 in this Annual Report is incorporated herein by reference.

Financial Statements Filed:

Management’s Report	Page 54

Report of Independent Registered Public Accounting Firm	Page 55

Consolidated Balance Sheets as of December 31, 2008 and 2007	Page 56

Consolidated Statements of Operations for Years ended December 31, 2008, 2007, and 2006	Page 57

Consolidated Statements of Stockholders' Equity and Comprehensive Income for Years ended December 31, 2008, 2007, and 2006	Page 58

Consolidated Statements of Cash Flows for Years ended December 31, 2008, 2007, and 2006	Page 59

Notes to Consolidated Financial Statements	Page 60

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2008.

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

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report.  The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include, as necessary, best estimates and judgments by management.  MOSS ADAMS LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report, which is included herein.
70

/s/ Owen J. Onsum

Owen J. Onsum
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Louise A. Walker

Louise A. Walker
Senior Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

March 13, 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008. We have also audited First Northern Community Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Northern Community Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Northern Community Bancorp and subsidiary as of December 31, 2008 and 2007 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion First Northern Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (SFAS) no. 157, “Fair Value Measurements” and Emerging Issues Task Force (EITF) 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.

/s/ MOSS ADAMS LLP

Stockton, California
March 13, 2009

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2008 and 2007
(in thousands, except share amounts)

	2008	2007
Assets

Cash and due from banks	$25,150	$52,090
Federal funds sold	40,860	46,940
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $21,071 and $2,016, respectively)	42,106	74,849
Loans (net of allowance for loan losses of $14,435 at December 31, 2008 and $10,876 at December 31, 2007)	516,968	497,971
Loans held-for-sale	2,192	1,343
Stock in Federal Home Loan Bank and other equity securities, at cost	2,311	2,199
Premises and equipment, net	7,620	7,872
Other real estate owned	4,368	879
Other assets	29,227	25,752
Total assets	$670,802	$709,895

Liabilities and Stockholders' Equity

Deposits:
Demand	$181,600	$193,258
Interest-bearing transaction deposits	123,614	135,381
Savings and MMDAs	155,656	178,137
Time, under $100,000	64,252	46,411
Time, $100,000 and over	59,596	69,484
Total Deposits	584,718	622,671

FHLB advances and other borrowings	18,259	15,832
Accrued interest payable and other liabilities	5,796	7,417

Total Liabilities	608,773	645,920

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 8,608,802 and 8,169,772 shares issued and outstanding in 2008 and 2007, respectively;	58,983	50,956
Additional paid-in capital	977	977
Retained earnings	2,026	12,209
Accumulated other comprehensive income (loss), net	43	(167)
Total stockholders’ equity	62,029	63,975
Commitments and contingencies
Total liabilities and stockholders’ equity	$670,802	$709,895

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006 (in thousands, except share amounts)

	2008	2007	2006
Interest income:
Interest and fees on loans	$35,077	$41,488	$41,894
Federal funds sold	519	2,660	2,986
Due from interest bearing	557	273	—
Investment securities:
Taxable	1,344	2,789	2,448
Non-taxable	1,254	1,271	636
Other earning assets	120	113	106

Total interest income	38,871	48,594	48,070

Interest expense:
Time deposits $100,000 and over	2,056	3,019	2,315
Other deposits	3,747	8,406	6,748
Other borrowings	572	313	363

Total interest expense	6,375	11,738	9,426

Net interest income	32,496	36,856	38,644

Provision for loan losses	16,164	4,795	735

Net interest income after provision
for loan losses	16,332	32,061	37,909

Other operating income:
Service charges on deposit accounts	3,734	3,450	2,820
Net realized gains on available-for-sale securities	569	638	—
Net realized gains on loans held-for-sale	255	241	45
Net realized gains on other real estate owned	102	353	6
Other income	3,136	2,478	2,418

Total other operating income	7,796	7,160	5,289

Other operating expenses:
Salaries and employee benefits	15,469	16,240	17,455
Occupancy and equipment	3,682	3,654	3,673
Data processing	1,715	1,628	1,384
Stationery and supplies	471	560	524
Advertising	717	885	894
Directors fees	211	220	162
OREO expense and write-downs	1,593	44	—
Other	5,279	5,572	5,127

Total other operating expenses	29,137	28,803	29,219

(Loss) income before income tax (benefit) expense	(5,009)	10,418	13,979

(Benefit) provision for income tax	(3,635)	3,137	5,169

Net (loss) income	$(1,374)	$7,281	$8,810

Basic (loss) income per share	$(0.15)	$0.79	$0.95

Diluted (loss) income per share	$(0.15)	$0.77	$0.90

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share amounts)

						Accumulated
	Common Stock		Comprehensive	Additional		Other
			Income	Paid-in	Retained	Comprehensive
Description	Shares	Amounts	(Loss)	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2005	7,558,759	$36,100		$977	$19,606	$119	$56,802

Comprehensive income:
Net income			$8,810		8,810		8,810
Other comprehensive loss:
Unrealized holding losses arising during the current period, net of tax effect of $75			(112)
Total other comprehensive loss, net of tax effect of $75			(112)			(112)	(112)
Comprehensive income			$8,698
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $341						(512)	(512)

6% stock dividend	455,472	12,525			(12,525)		—
Cash in lieu of fractional shares					(15)		(15)
Accrued compensation					(84)		(84)
Stock-based compensation and related tax benefits		817					817
Common shares issued, including tax benefits	122,399	472					472
Stock repurchase and retirement	(155,678)	(4,188)					(4,188)
Balance at December 31, 2006	7,980,952	$45,726		$977	$15,592	$(505)	$61,990

Comprehensive income:
Net income			$7,281		7,281		7,281
Other comprehensive (loss) income:
Unrealized holding losses arising during the current period, net of tax effect of $30			(45)
Reclassification adjustment due to gains realized, net of tax effect of $255			383
Total other comprehensive income, net of tax effect of $225			338			338	338
Comprehensive income			$7,619
6% stock dividend	476,976	10,851			(10,851)		—
Cash in lieu of fractional shares					(13)		(13)
Stock-based compensation and related tax benefits		705					705
Common shares issued, including tax benefits	82,560	525					525
Stock repurchase and retirement	(370,716)	(6,851)					(6,851)
Balance at December 31, 2007	8,169,772	$50,956		$977	$12,209	$(167)	$63,975

Cumulative effect of adoption of EITF 06-04					(158)		(158)
Comprehensive loss:
Net loss			$(1,374)		(1,374)		(1,374)
Other comprehensive income (loss):
Unrealized holding gains arising during the current period, net of tax effect of $62			92
Reclassification adjustment due to gains realized, net of tax effect of $228			(341)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $306			459
Total other comprehensive income, net of tax effect of $140			210			210	210
Comprehensive loss			$(1,164)
6% stock dividend	488,234	8,642			(8,642)		—
Cash in lieu of fractional shares					(9)		(9)
Stock-based compensation and related tax benefits		519					519
Common shares issued, including tax benefits	36,211	225					225
Stock repurchase and retirement	(85,415)	(1,359)					(1,359)
Balance at December 31, 2008	8,608,802	$58,983		$977	$2,026	$43	$62,029

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share amounts)

	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(1,374)	$7,281	$8,810
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	16,164	4,795	735
Stock plan accruals	497	523	395
Tax benefit for stock options	22	182	422
Depreciation and amortization	1,045	1,112	1,041
Accretion and amortization, net	(47)	(149)	(96)
Net realized gains on available-for-sale securities	(569)	(638)	—
Net realized gains on loans held-for-sale	(255)	(241)	(45)
Gain on sale of OREO properties	(102)	(353)	(6)
Write-downs of OREO properties	1,484	—	—
Net loss (gain) on sale of bank premises and equipment	19	(2)	—
Benefit from deferred income taxes	(2,162)	(2,085)	(503)
Proceeds from sales of loans held-for-sale	35,816	36,776	38,386
Originations of loans held-for-sale	(36,410)	(36,310)	(38,361)
Decrease in deferred loan origination fees and costs, net	(539)	(196)	(355)
Increase in accrued interest receivable and other assets	(824)	(1,203)	(2,016)
(Decrease) increase in accrued interest payable and other liabilities	(1,621)	(1,155)	1,477

Net cash provided by operating activities	11,144	8,337	9,884

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	9,992	14,205	12,900
Proceeds from sales of available-for-sale securities	32,764	20,140	—
Principal repayments on available-for-sale securities	4,010	3,461	1,989
Purchase of available-for-sale securities	(13,822)	(37,125)	(42,503)
Net (increase) decrease in other interest earnings assets	(112)	(106)	38
Net increase in loans	(41,417)	(24,633)	(19,975)
Purchases of bank premises and equipment	(812)	(924)	(790)
Proceeds from sale of bank premises and equipment	—	2	—
Proceeds from sale of OREO	1,924	353	6

Net cash used in investing activities	(7,473)	(24,627)	(48,335)

Cash flows from financing activities:
Net (decrease) increase in deposits	(37,953)	18,989	21,901
Net increase (decrease) in FHLB advances and other borrowings	2,427	4,851	(3,988)
Cash dividends paid in lieu of fractional shares	(9)	(13)	(15)
Common stock issued	225	525	472
Tax benefit for stock options	(22)	(182)	(422)
Repurchase of common stock	(1,359)	(6,851)	(4,188)

Net cash (used in) provided by financing activities	(36,691)	17,319	13,760

Net change in cash and cash equivalents	(33,020)	1,029	(24,691)

Cash and cash equivalents at beginning of year	99,030	98,001	122,692

Cash and cash equivalents at end of year	$66,010	$99,030	$98,001

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006 (in thousands, except share amounts)

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

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates applied in the preparation of the accompanying consolidated financial statements. For the Company the most significant accounting estimate is the allowance for loan losses.  See footnote (1) (e).  A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

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

Derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities are recognized as either assets or liabilities in the balance sheet and measured at fair value.  The Company did not hold any derivatives at December 31, 2008 and 2007.

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

The Bank held other real estate owned (OREO) in the amount of $4,368 and $879 as of December 31, 2008 and 2007, respectively.  The Bank had no allowance for losses on OREO recorded for these years.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2008, 2007 and 2006 for cash proceeds equal to the fair value of the loans.

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

The Company had mortgage loans held-for-sale of $2,192 and $1,343 at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, the Company serviced real estate mortgage loans for others of $122,734 and $116,310, respectively.

Mortgage servicing rights as of December 31, 2008 were $893.  The balance as of December 31, 2007 was $956.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options.  The Company has elected the modified prospective transition method as permitted under SFAS No. 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.  The Company issues new shares of common stock upon the exercise of stock options.  See Note 13 of Notes to Consolidated Financial Statements (page 81).

(l)	Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  See Note 10 of Notes to Consolidated Financial Statements (page 80).

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

(o)	Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for the Company in the fiscal year beginning January 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.  See footnote 7 “Fair Value Measurement” for further information.

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

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities. No aggregate reserves were required at December 31, 2008 and 2007.  The Bank has met its average reserve requirements during 2008 and 2007 and the minimum required balance at December 31, 2008 and 2007.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2008 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available for sale:
U.S. Treasury securities	$249	$25	$—	$274
Securities of U.S. government agencies and corporations	2,018	21	—	2,039
Obligations of states and political subdivisions	26,345	244	(358)	26,231
Mortgage backed securities	13,223	369	(30)	13,562

Total debt securities	$41,835	$659	$(388)	$42,106
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

Gross realized gains from sales of available-for-sale securities were $666, $638 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.  Gross realized losses from sales of available-for-sale securities were $97, $-0- and $-0- for the years ended December 31, 2008, 2007 and 2006, respectively.

The amortized cost and estimated market value of debt and other securities at December 31, 2008, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated market value

Due in one year or less	$3,191	$3,197
Due after one year through five years	18,756	19,217
Due after five years through ten years	6,545	6,525
Due after ten years	13,343	13,167

	$41,835	$42,106

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities totaling $13,556.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2008, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	4,888	(197)	5,454	(161)	10,342	(358)

Mortgage backed securities	1,638	(30)	30	—	1,668	(30)

Total	$6,526	$(227)	$5,484	$(161)	$12,010	$(388)

No decline in value was considered “other than temporary” during 2008.  Twenty securities that had a fair market value of $6,526 and a total unrealized loss of $227 have been in an unrealized loss position for less than twelve months as of December 31, 2008.  In addition, fifteen securities with a fair market value of $5,484 and a total unrealized loss of $161 that have been in an unrealized loss position for more than twelve months as of December 31, 2008.  Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2007, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$—	$—	$5,981	(10)	5,981	(10)
Obligations of states and political subdivisions	8,341	(56)	979	(8)	9,320	(64)

Mortgage backed securities	1,759	(4)	79	—	1,838	(4)

Total	$10,100	$(60)	$7,039	$(18)	$17,139	$(78)

No decline in value was considered “other than temporary” during 2007.  Twenty-one securities that had a fair market value of $10,100 and a total unrealized loss of $60 have been in an unrealized loss position for less than twelve months as of December 31, 2007.  In addition, ten securities with a fair market value of $7,039 and a total unrealized loss of $18 that have been in an unrealized loss position for more than twelve months as of December 31, 2007.  Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

Investment securities carried at $21,071 and $23,360 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, at December 31, is as follows:

	2008	2007

Commercial	$114,693	$114,957
Agriculture	39,413	37,647
Real estate:
Mortgage	303,444	257,647
Construction	69,156	94,090
Installment and other loans	5,113	$5,461

	$531,819	509,802
Allowance for loan losses	(14,435)	(10,876)
Net deferred origination fees and costs	(416)	(955)

Loans, net	$516,968	$497,971

As of December 31, 2008, approximately 13% of the Company’s loans are for real estate construction.  Additionally approximately 57% of the Company’s loans are mortgage type loans which are secured by residential real estate.  Approximately 29% of the Company’s loans are for general commercial uses including professional, retail, agricultural and small businesses.  Generally, real estate loans are secured by real property and other loans are secured by funds on deposit, business or personal assets.  Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans.  The Company’s access to this collateral is through foreclosure and/or judicial procedures.  The Company’s exposure to credit loss if the real estate or other security proved to be of no value is the outstanding loan balance.

Loans that were sold and were being serviced by the Company totaled approximately $122,734 and $116,310 at December 31, 2008 and 2007, respectively.

In September 2007, the Company transferred approximately $2,892 from its loans held-for-sale portfolio to its loans held-for-investment portfolio.

Non-accrual loans totaled approximately $13,545 $15,173 and $3,399 at December 31, 2008, 2007 and 2006, respectively.  If interest on these non-accrual loans had been accrued, such income would have approximated $1,501, $814 and $280 during the years ended December 31, 2008, 2007 and 2006, respectively.  The average outstanding balance of non-accrual loans was approximately $14,351, $7,822 and $2,710, on which $181, $73, and $113 of interest income was recognized for the years ended December 31, 2008, 2007 and 2006, respectively.

Loans 90 days past due and still accruing totaled approximately $713 and $263 at December 31, 2008 and 2007, respectively.

The Company had loans restructured and in compliance with modified terms totaling $2,682, at December 31, 2008.  The Company did not restructure any loans in 2007.

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due.  Impaired loans totaled approximately $13,545 and $15,173 at December 31, 2008 and 2007, respectively, and had related valuation allowances of approximately $-0- and $272 at December 31, 2008 and 2007, respectively.  The average outstanding balance of impaired loans was approximately $14,351 and $7,822 for the years ended December 31, 2008 and 2007, respectively.

Loans in the amount of $187,736 and $169,648 at December 31, 2008 and 2007, respectively, were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Changes in the allowance for loan losses for the following years ended December 31, are summarized as follows:

	2008	2007	2006

Balance, beginning of year	$10,876	$8,361	$7,917
Provision for loan losses	16,164	4,795	735
Loans charged-off	(13,324)	(3,060)	(1,060)
Recoveries of loans previously charged-off	719	780	769

Balance, end of year	$14,435	$10,876	$8,361

(5)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2008	2007

Land	$2,718	$2,718
Buildings	4,720	4,477
Furniture and equipment	11,068	10,634
Leasehold improvements	1,787	1,755

	20,293	19,584
Less accumulated depreciation and amortization	12,673	11,712

	$7,620	$7,872

Depreciation and amortization expense, included in occupancy and equipment expense, was $1,045, $1,112 and $1,041 for the years ended December 31, 2008, 2007 and 2006, respectively.

(6)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2008	2007

Accrued interest	$2,524	$3,636
Software, net of amortization	340	387
Officer’s Life Insurance	11,059	10,408
Prepaid and other	5,906	3,842
Investment in Limited Partnerships	1,573	1,604
Deferred tax assets, net (see Note 9)	7,825	5,875

	$29,227	$25,752

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, was $241, $235 and $243 for the years ended December 31, 2008, 2007 and 2006, respectively.

(7)	Fair Value Measurement

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At 12-31-08 there were no loans held-for-sale that required a write-down.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 by SFAS No. 157 valuation hierarchy.

(in thousands)
December 31, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$42,106	$—	$42,106	$—

Total investments at fair value	$42,106	$—	$42,106	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2008.

(in thousands)
December 31, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$ 13,545	$ —	$ —	$ 13,545
Loan servicing rights	893	—	—	893

Total impaired loans and loan servicing rights at fair value	$ 14,438	$ —	$ —	$ 14,438

(8)	Supplemental Compensation Plans

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2008	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$2,310	$2,040	$1,079
Service cost	133	121	183
Interest cost	119	115	65
Amendments	—	—	798
Plan loss (gain)	(608)	88	(40)
Benefits Paid	(54)	(54)	(45)
Benefit obligation at end of year	1,900	2,310	2,040

Change in plan assets
Employer Contribution	54	54	45
Benefits Paid	(54)	(54)	(45)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(1,900)	$(2,310)	$(2,040)
Unrecognized net plan loss (gain)	(537)	68	(19)
Unrecognized prior service cost	759	846	933
Net amount recognized	$(1,678)	$(1,396)	$(1,126)

Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability	$(1,900)	$(2,310)	$(2,040)
Intangible asset	—	—	—
Accumulated other comprehensive income	222	914	914
Net amount recognized	$(1,678)	$(1,396)	$(1,126)

	For the Year Ended December 31,
	2008	2007	2006

Components of net periodic benefit cost
Service cost	$133	$121	$183
Interest cost	119	115	65
Amortization of prior service cost	87	88	13
Net periodic benefit cost	339	324	261
Additional amounts recognized	(2)	—	—
Total benefit cost	$337	$324	$261

Additional Information
Minimum benefit obligation at year end	$1,900	$2,310	$2,040
Increase (decrease) in minimum liability included in other comprehensive income	$(693)	$539	$893

Assumptions used to determine benefit obligations at December 31	2008	2007	2006

Discount rate used to determine net periodic benefit cost for years ended December 31	5.60%	5.40%	5.30%

Discount rate used to determine benefit obligations at December 31	5.60%	5.40%	5.40%

Future salary increases	4.00%	6.00%	6.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $54 in benefit payments during fiscal 2008. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2009	$54
2010	54
2011	54
2012	82
2013	166
2014-2018	1,191

Disclosure of settlements and curtailments:

There were no events during fiscal 2008 that would constitute a curtailment or settlement within the meaning of SFAS No. 88.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2008	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$539	$469	$402
Service cost	58	58	54
Interest cost	31	27	24
Plan loss (gain)	(73)	—	4
Benefits paid	(15)	(15)	(15)
Benefit obligation at end of year	$540	$539	$469

Change in plan assets
Employer contribution	$15	$15	$15
Benefits paid	(15)	(15)	(15)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(540)	$(539)	$(469)
Unrecognized net plan loss	(22)	50	50
Net amount recognized	$(562)	$(489)	$(419)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(540)	$(539)	$(469)
Accumulated other comprehensive income	(22)	50	50
Net amount recognized	$(562)	$(489)	$(419)

	For the Year Ended December 31,
	2008	2007	2006

Components of net periodic benefit cost
Service cost	$58	$58	$54
Interest cost	31	27	24
Recognized actuarial (gain)/loss	—	—	1
Net periodic benefit cost	89	85	79
Additional amounts recognized	—	—	—
Total benefit cost	$89	$85	$79

Additional Information
Minimum benefit obligation at year end	$540	$539	$469
(Decrease) increase in minimum liability included in other comprehensive loss	$(73)	$—	$3

Assumptions used to determine benefit obligations at December 31	2008	2007	2006

Discount rate used to determine net periodic benefit cost for years ended December 31	5.40%	5.20%	5.30%

Discount rate used to determine benefit obligations at December 31	5.50%	5.20%	5.20%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $15 in benefit payments during fiscal 2008. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2009	$15
2010	20
2011	40
2012	33
2013	31
2014-2018	410

Disclosure of settlements and curtailments:

There were no events during fiscal 2008 that would constitute a curtailment or settlement within the meaning of SFAS No. 88.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, (the “2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the life of the officer.   During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2008 and 2007 totaled $1,889 and $1,821, respectively.  The accrued liability for the 2001 Executive Deferral Plan as of December 31, 2008 and 2007 totaled $59 and $233, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2008, 2007 and 2006 totaled $54, $54 and $43, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN.

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (the “2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the life of the director.   The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2008 and 2007 totaled $100 and $96, respectively.  The accrued liability for the 2001 Director Deferral Plan as of December 31, 2008 and 2007 totaled $3 and $5, respectively.  The expenses for the 2001 Director Deferral Plan for the years ended December 31, 2008, 2007 and 2006 totaled $1, $1 and $1, respectively.

(9)	Income Taxes

The (benefit) provision for income tax expense consists of the following for the years ended December 31:

	2008	2007	2006
Current:
Federal	$(1,464)	$3,939	$4,461
State	(9)	1,283	1,211

	(1,473)	5,222	5,672
Deferred:
Federal	(1,365)	(1,769)	(112)
State	(797)	(316)	(391)

	(2,162)	(2,085)	(503)

	$(3,635)	$3,137	$5,169

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 consist of:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$6,361	$4,931
Deferred compensation	459	434
Retirement compensation	922	775
Stock option compensation	719	629
Post retirement benefits	—	197
Current state franchise taxes	1	404
Non-accrual interest	22	44
Investment securities unrealized gains	55	140
Net operating loss	197	—
Tax credit carryovers	1,162	—
Other	524	28

Deferred tax assets	10,422	7,582
Less valuation allowance	—	—

Total deferred tax assets	10,422	7,582

Deferred tax liabilities:
Fixed assets	1,572	828
FHLB dividends	260	214
Tax credit – loss on passthrough	235	250
Deferred loan costs	457	304
Post retirement benefits	41	—
Other	32	111

Total deferred tax liabilities	2,597	1,707

Net deferred tax assets (see Note 6)	$7,825	$5,875

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2008	2007	2006

Income tax expense at statutory rates	$(1,703)	$3,542	$4,753
Reduction for tax exempt interest	(495)	(523)	(213)
State franchise tax, net of federal income tax benefit	(532)	638	541
Cash surrender value of life insurance	(141)	(140)	(114)
Solar credit amortization	(578)	(65)	—
Other	(186)	(315)	202

	(3,635)	$3,137	$5,169

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an increase for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$122
Additions for tax positions taken in the current period	—
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	—
Reductions for tax positions taken in prior years	—
Decreases related to settlements with taxing authorities	—
Decreases as a result of a lapse in statue of limitations	—

Balance at December 31, 2008	$122

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2009.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2008, unrecognized interest and penalties were $27 thousand.  The tax years ended December 31, 2007, 2006 and 2005 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2007, 2006, 2005, and 2004 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

(10)	Outstanding Shares and Earnings Per Share

On January 22, 2009, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2009 to shareholders of record as of February 27, 2009.  All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits.

Earnings Per Share (“EPS”)

	2008	2007	2006
Basic earnings per share:

Net income	$(1,374)	$7,281	$8,810

Weighted average common shares outstanding	8,931,906	9,165,198	9,300,985

Basic EPS	$(0.15)	$0.79	$0.95

Diluted earnings per share:

Net income	$(1,374)	$7,281	$8,810

Weighted average common shares outstanding	8,931,906	9,165,198	9,300,785

Effect of dilutive options	—	273,019	456,705

	8,931,906	9,438,217	9,757,490

Diluted EPS	$(0.15)	$0.77	$0.90
Basic and diluted earnings per share for the years ended December 31, were computed as follows:

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 218,619 shares, 115,377 shares and 67,530 shares for the year ended December 31, 2008, 2007 and 2006, respectively.

Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $3,263, $2,884 and 2,338 at December 31, 2008, 2007 and 2006, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2008	2007	2006

Outstanding balance, beginning of year	$2,699	$273	$304
Credit granted	506	3,005	58
Repayments	(382)	(579)	(89)

Outstanding balance, end of year	$2,823	$2,699	$273

(12)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of operations, were $-0-, $1,454 and $1,607 in 2008, 2007 and 2006, respectively.

(13)	Stock Compensation Plans

As of December 31, 2008, the Company has the following share-based compensation plans:

The Company has one fixed stock option plan. Under the 2006 Stock Incentive Plan, the Company may grant option grants, stock appreciation rights, restricted stock or stock units to an employee for an amount up to 25,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the Plan, no outside director can receive option grants, stock appreciation rights, restricted stock or stock units in excess of 3,000 total shares in any calendar year.  There are 856,441 shares authorized under the plan.  The plan will terminate March 15, 2016.  The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings or duration of the option.  Generally, option grants vest at a rate of 25% per year after the first anniversary of the date of grant and restricted stock awards vest at a rate of 100% after four years.  Options are granted with an exercise price of the fair value of the related common stock on the date of grant.

Stock option and restricted stock activity for the Company’s Stock Incentive Plan during the years indicated is as follows:

	Stock incentive plan
	Number of shares	Weighted average exercise price

Balance at December 31, 2007	542,221	$10.78
Granted	31,464	4.66
Exercised	(9,243)	3.76
Cancelled	(297)	21.83

Balance at December 31, 2008	564,145	$10.55

The 2006 Stock Incentive Plan permits stock-for-stock exercises of shares.  During 2008, employees tendered 2,432 (adjusted for stock options exercised before stock dividend) mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

The following table presents information on stock options and restricted stock for the year ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options exercised	9,243	$3.76	$97

Stock options fully vested and expected to vest:	564,145	$10.55	$337	4.85

Stock options vested and currently exercisable:	437,669	$9.55	$157	4.03

The aggregate intrinsic value of options exercised in calendar year 2008, 2007 and 2006 was $97, $944 and $2,427, respectively.

The weighted average fair value per share of options granted during the years ended December 31 was $12.11 in 2008, $10.15 in 2007 and $7.75 in 2006.

At December 31, 2008, the range of exercise prices for all outstanding options ranged from $0.00 to $3.96.

As of December 31, 2008, there was $563 of total unrecognized compensation related to non-vested stock options and restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 1.4 years.

As of December 31, 2008, there was $411 of recognized compensation related to non-vested option grants and restricted stock awards.

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

The Company expenses the fair value of the option and restricted stock on a straight line basis over the vesting period.  The Company estimates forfeitures and only recognizes expense for those shares expected to vest.  The Company’s estimated forfeiture rate for 2008, based on historical forfeiture experience, is approximately 0.0%.

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2008	2007	2006
Risk Free Interest Rate	2.76%	4.67%	4.57%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	4.18	4.67

Expected Price Volatility	27.92%	26.03%	26.39%

Employee Stock Purchase Plan

Under the First Northern Community Bancorp 2006 Amended Employee Stock Purchase Plan (the “Plan”), the Company is authorized to issue to an eligible employee shares of common stock.  There are 280,900 shares authorized under the Plan.  The Plan will terminate March 15, 2016.  The Plan is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period.  Approximately 63 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2008 and will end November 23, 2009.

Under the Plan, at the annual stock purchase date of November 23, 2008, there were $225 in contributions, and 31,113 shares were purchased at an average price of $7.23, totaling $225.

(14)	Short-Term and Long-Term Borrowings

Short-term borrowings at December 31, 2008 and 2007 consisted of secured borrowings from the U.S. Treasury in the amounts of $584 and $878, respectively.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  At December 31, 2008, the Bank had Federal Funds purchased in the amount of $0.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2008, the Company had a current collateral borrowing capacity with the FHLB of $77,846.  The Company also has unsecured formal lines of credit totaling $15,500 with correspondent banks.

Long-term borrowings consisted of FHLB advances, totaling $17,675 and $9,885, respectively, at December 31, 2008 and 2007.  Such advances ranged in maturity from 0.2 years to  3.4 years at a weighted average interest rate of 3.61% at December 31, 2008.  Maturity ranged from 0.4 years to 1.3 years at a weighted average interest rate of 2.90% at December 31, 2007.  Average outstanding balances were $16,519 and $10,008, respectively, during 2008 and 2007.  The weighted average interest rate paid was 3.42% in 2008 and 2.91% in 2007.

(15)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,327, $1,227, and $1,294 for the years ended December 31, 2008, 2007 and 2006, respectively.  At December 31, 2008, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2009	$1,216
2010	1,109
2011	900
2012	833
2013	769
Thereafter	1,332

$6,159

At December 31, 2008, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2009	$113,886
2010	6,242
2011	1,566
2012	1,777
2013	135
Thereafter	242

$123,848

The Company is subject to various legal proceedings in the normal course of its business.  In the opinion of management, after having consulted with legal counsel, the outcome of the legal proceedings should not have a material effect on the consolidated financial condition or results of operations of the Company.

(16)	Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2008	2007

Undisbursed loan commitments	$198,615	214,274
Standby letters of credit	5,715	15,188
Commitments to sell loans	9,764	250

	$214,094	229,712

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2008, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2008, there was $5,715 issued in performance standby letters of credit and the Bank carried no liability.  The terms of the guarantees will expire primarily in 2009.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $1,021, which is recorded in “accrued interest payable and other liabilities.”

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2008, the Company has no off-balance sheet derivatives requiring additional disclosure.

(17)	Capital Adequacy and Restriction on Dividends

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

Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.  As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I Leverage, Tier I risk-based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2008 and 2007, respectively, as set forth in the following tables:

	The Company
					Adequately
	2008		2007		Capitalized
	Capital	Ratio	Capital	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$58,760	8.8%	$64,046	9.1%	4.0%
Tier 1 Capital (to Risk Weighted Assets)	58,760	10.1%	64,046	10.7%	4.0%
Total Risk-Based Capital (to Risk Weighted Assets)	66,107	11.4%	71,336	11.9%	8.0%

	The Bank
					Adequately	Well
	2008		2007		Capitalized	Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$58,377	8.7%	$63,065	9.0%	4.0%	5.0%
Tier 1 Capital (to Risk Weighted Assets)	58,377	10.1%	63,065	10.6%	4.0%	6.0%
Total Risk-Based Capital (to Risk Weighted Assets)	65,724	11.3%	70,335	11.8%	8.0%	10.0%

Cash dividends declared by the Bank are restricted under California State banking laws to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period.

(18)	Fair Values of Financial Instruments

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

Federal Home Loan Bank and Other Equity Securities

The carrying amounts reported in the balance sheet approximate fair value.

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

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

	2008		2007
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$66,010	$66,010	$99,030	$99,030
Investment securities	42,106	42,106	74,849	74,849
Other equity securities	2,311	2,311	2,199	2,199
Loans:
Net loans	516,968	516,949	497,971	497,405
Loans held-for-sale	2,192	2,192	1,343	1,343
Financial liabilities:
Deposits	584,718	547,419	622,671	534,565
FHLB advances and other borrowings	18,259	19,025	15,832	15,849

	2008
	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$198,615	$1,490

Standby letters of credit	$5,715	$57

	2007
	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$214,274	$1,607

Standby letters of credit	$15,188	$152

(19)  Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2008	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,581	$11,728	$9,243

Income taxes	$344	$4,363	$6,165

Supplemental disclosure of non-cash investing and financing activities:
Accrued compensation	$—	$—	$(84)

Stock dividend distributed	$8,642	$10,851	$12,525

Loans held-for-sale transferred to loans held-for-investment	$—	$2,892	$—
Loans held-for-investment transferred to other real estate owned	$6,897	$879	$375

(20)	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,

2008:
Interest income	$10,683	$9,518	$9,856	$8,814
Net interest income	8,685	8,016	8,327	7,468
Provision for loan losses	3,659	2,763	3,638	6,104
Other operating income	2,203	1,220	1,044	1,846
Other operating expense	7,172	7,327	6,334	6,821
Income before taxes	57	(854)	(601)	(3,611)
Net income	60	(864)	972	(1,542)
Basic earnings per share	0.01	(0.10)	0.11	(0.17)
Diluted earnings per share	0.01	(0.10)	0.11	(0.17)

2007:
Interest income	$12,192	$12,388	$12,321	$11,693
Net interest income	9,223	9,201	9,310	9,122
Provision for loan losses	(170)	430	990	3,545
Other operating income	1,498	1,708	1,800	2,154
Other operating expense	7,646	7,427	7,190	6,540
Income before taxes	3,245	3,052	2,930	1,191
Net income	2,090	1,985	2,019	1,187
Basic earnings per share	.23	.21	.22	.13
Diluted earnings per share	.22	.21	.21	.13

(21)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets and summary statements of operations and cash flows information for the years ended December 31:

Balance Sheets	2008	2007
Assets
Cash	$377	$981
Investment in wholly owned subsidiary	61,646	62,994
Other assets	6	—

Total assets	$62,029	$63,975
Liabilities and stockholders’ equity
Stockholders’ equity	62,029	63,975

Total liabilities and stockholders’ equity	$62,029	$63,975

Statements of Operations	2008	2007	2006

Dividends from subsidiary	$100	$6,000	$2,500
Other operating expenses	(127)	(114)	(94)
Income tax benefit	53	48	39
Income before undistributed earnings of subsidiary	26	5,934	2,445
Equity in undistributed earnings of subsidiary	(1,400)	1,347	6,365

Net income	$(1,374)	$7,281	$8,810

Statements of Cash Flows	2008	2007	2006
Net income	$(1,374)	$7,281	$8,810
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in other assets	(6)	—	—
Equity in undistributed earnings of subsidiary	1,400	(1,347)	(6,365)

Net cash provided by operating activities	20	5,934	2,445

Cash flows from financing activities:
Common stock issued and stock based compensation	744	1,230	1,288
Stock repurchases	(1,359)	(6,851)	(4,188)
Cash in lieu of fractional shares	(9)	(13)	(15)

Net cash used in financing activities	(624)	(5,634)	(2,915)

Net change in cash	(604)	300	(470)

Cash at beginning of year	981	681	1,151

Cash at end of year	$377	$981	$681

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

(b)  Internal controls over financial reporting

As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  See “Management’s Report” included in Item 8 for management’s report on the adequacy of internal control over financial reporting. Also see “Report of Independent Registered Public Accounting Firm” issued by MOSS ADAMS LLP included in Item 8.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for the 2009 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors.”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for the 2009 Annual Meeting of Shareholders entitled “Compensation Committee Interlocks and Insider Participation,” “Nomination and Election of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2009 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2008.  The plans included in this table are the Company’s 2000 Stock Option Plan and the Company’s 2006 Amended Employee Stock Purchase Plan.  See “Stock Compensation Plans” Note 13 of Notes to Consolidated Financial Statements (page 79) included in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	564,145	$ 10.55	772,410
Equity compensation plans not approved by security holders	—	—	—
Total	564,145	$ 10.55	772,410

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2009 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for the 2009 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

(a)(3)Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
Exhibit Number

3.1
Amended Articles of Incorporation of the Company – incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K on December  31, 2006 and Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2009

3.2
Certificate of Determination – incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-K on December  31, 2006 and Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2009

3.3	Amended and Restated Bylaws of the Company – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on September 15, 2005

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.2
First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-8 on May 25, 2000 *

10.3
Amended First Northern Community Bancorp Employee Stock Purchase Plan - incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders

10.4
First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form S-8 on May 25, 2000 *

10.5
First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms “Non-statutory Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-8 May 25, 2000 *

10.6
First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” – incorporated herein by reference to Exhibit 4.6 of Registration Statement on Form S-8 on May 25, 2000 *

10.7
Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish – incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.8
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum – incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.9
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Louise Walker – incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.10
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker – incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 *

10.11
Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.12
Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 *

10.13
Amended Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 *

10.14
Amended Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 *

10.15
Form of Salary Continuation Agreement between Pat Day and First Northern Bank of Dixon – incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 *

10.16	Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Owen J. Onsum and Louise A. Walker – provided herewith*

10.17	First Northern Bancorp 2006 Stock Incentive Plan – incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders *

10.18	First Northern Bank Annual Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 *

11	Statement of Computation of Per Share Earnings (See Page 64 of this Form 10-K)

21	Subsidiaries of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – provided herewith

32.1	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2	Section 1350 Certification of the Chief Financial Officer – provided herewith

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

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

Name	Title	Date

/s/ LORI J. ALDRETE	Director	March 13, 2009
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director	March 13, 2009
Frank J. Andrews, Jr.

/s/ JOHN M. CARBAHAL	Director and Vice Chairman of the Board	March 13, 2009
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Chairman of the Board	March 13, 2009
Gregory DuPratt

/s/ JOHN F. HAMEL	Director	March 13, 2009
John F. Hamel

/s/ DIANE P. HAMLYN	Director	March 13, 2009
Diane P. Hamlyn

/s/ FOY S. MCNAUGHTON	Director	March 13, 2009
Foy S. McNaughton

/s/ DAVID W. SCHULZE	Director	March 13, 2009
David W. Schulze

/s/ ANDREW S. WALLACE	Director	March 13, 2009