Form 10-Q
period 2009-05-08
FIRST NORTHERN COMMUNITY BANCORP
filed 2009-05-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ❒	No ☒

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

The number of shares of Common Stock outstanding as of May 8, 2009 was 9,009,462.

FIRST NORTHERN COMMUNITY BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.
FIRST NORTHERN COMMUNITY BANCORP
FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Cash and due from banks	$36,292	$25,150
Federal funds sold	77,710	40,860
Investment securities – available-for-sale	47,522	42,106
Loans, net of allowance for loan losses of $14,463 at March 31, 2009
and $14,435 at December 31, 2008	480,583	516,968
Loans held-for-sale	5,159	2,192
Stock in Federal Home Loan Bank and other equity securities, at cost	2,311	2,311
Premises and equipment, net	7,707	7,620
Other Real Estate Owned	3,657	4,368
Accrued interest receivable and other assets	27,483	29,227

Total Assets	$688,424	$670,802

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$163,999	$181,600
Interest-bearing transaction deposits	124,335	123,614
Savings and MMDA's	165,356	155,656
Time, under $100,000	56,752	64,252
Time, $100,000 and over	78,354	59,596
Total deposits	588,796	584,718

FHLB Advances and other borrowings	13,981	18,259
Accrued interest payable and other liabilities	5,779	5,796

Total liabilities	608,556	608,773

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation
preference, 18,500 shares authorized; 17,390 shares issued and
outstanding at March 31, 2009 and none at December 31, 2008	16,732	—
Common stock, no par value; 16,000,000 shares authorized;
8,973,645 shares issued and outstanding at March 31, 2009 and
8,608,802 shares issued and outstanding at December 31, 2008	61,990	58,983
Additional paid in capital	977	977
Retained earnings	174	2,026
Accumulated other comprehensive (loss) income	(5)	43
Total stockholders’ equity	79,868	62,029

Total Liabilities and Stockholders’ Equity	$688,424	$670,802

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008
Interest and Dividend Income:
Loans	$7,937	$9,240
Federal funds sold	19	290
Due from banks interest bearing accounts	31	268
Investment securities
Taxable	194	498
Non-taxable	262	358
Other earning assets	—	29
Total interest and dividend income	8,443	10,683
Interest Expense:
Deposits	1,062	1,912
Other borrowings	158	86
Total interest expense	1,220	1,998
Net interest income	7,223	8,685
Provision for loan losses	1,106	3,659
Net interest income after provision for loan losses	6,117	5,026
Other operating income:
Service charges on deposit accounts	863	924
Gains on other real estate owned	2	—
Gains on sales of loans held-for-sale	174	100
Investment and brokerage services income	149	177
Mortgage brokerage income	15	1
Loan servicing income	96	47
Fiduciary activities income	98	97
ATM fees	58	69
Signature based transaction fees	139	139
Gains on sales of available-for-sale securities	—	511
Other income	146	207
Total other operating income	1,740	2,272
Other operating expenses:
Salaries and employee benefits	3,648	4,107
Occupancy and equipment	998	912
Data processing	447	399
Stationery and supplies	123	116
Advertising	161	175
Directors’ fees	52	52
Other real estate owned expense and write-downs	724	78
Other expense	1,515	1,402
Total other operating expenses	7,668	7,241
Income before benefit for income taxes	189	57
Benefit for income taxes	(264)	(3)

Net income	$453	$60

Preferred stock dividends and accretion	$(51)	—
Net income available to common shareholders	$402	$60

Basic income per share	$0.04	$0.01
Diluted income per share	$0.04	$0.01

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
 OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

							Accumulated
					Additional		Other
	Preferred	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Stock	Shares	Amounts	Income (Loss)	Capital	Earnings	Loss	Total

Balance at December 31, 2008	$—	8,608,802	$58,983		$977	$2,026	$43	$62,029

Comprehensive income (loss):

Net income				$453		453		453

Other comprehensive income (loss), net of tax:

Unrealized holding losses on securities arising during the current period, net of tax effect of $31				(48)
Total other comprehensive loss, net of tax effect of $31				(48)			(48)	(48)

Comprehensive income				$405

Issuance of preferred stock	16,726							16,726
Issuance of common stock warrants			664					664
4% stock dividend		346,011	2,249			(2,249)		—
Dividend on preferred stock						(45)		(45)
Accretion of preferred stock	6					(6)		—
Cash in lieu of fractional shares						(5)		(5)
Stock-based compensation and related tax benefits			94					94
Common shares issued, stock options exercised, net of swapped shares		18,832	—

Balance at March 31, 2009	$16,732	8,973,645	$61,990		$977	$174	$(5)	$79,868

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Three months ended March 31, 2009	Three months ended March 31, 2008
Cash Flows From Operating Activities
Net Income	$453	$60
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	244	264
Provision for loan losses	1,106	3,659
Stock plan accruals	94	123
Tax benefit for stock options	—	20
Gains on sales of available-for-sale securities	—	(511)
(Gains) losses on sales of other real estate owned	(2)	—
Write-downs on other real estate owned	713	69
Gains on sales of loans held-for-sale	(174)	(100)
Proceeds from sales of loans held-for-sale	31,392	13,220
Originations of loans held-for-sale	(34,185)	(12,650)
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	1,776	1,121
Decrease in accrued interest payable and other liabilities	(62)	(1,543)
Net cash provided by operating activities	1,355	3,732

Cash Flows From Investing Activities
Net (increase) decrease in investment securities	(5,496)	13,098
Net decrease in loans	35,279	8,992
Net increase in other interest earning assets	—	(28)
Purchases of premises and equipment, net	(331)	(287)
Net cash provided by investing activities	29,452	21,775

Cash Flows From Financing Activities
Net increase (decrease) in deposits	4,078	(22,053)
Proceeds from issuance of preferred stock	16,726	—
Proceeds from issuance of common stock warrants	664	—
Net decrease in FHLB advances and other borrowings	(4,278)	(4,718)
Cash dividends paid	(5)	(10)
Tax benefit for stock options	—	(20)
Repurchase of stock	—	(1,356)
Net cash provided by (used) in financing activities	17,185	(28,157)

Net Increase (Decrease) in Cash and Cash Equivalents	47,992	(2,650)
Cash and Cash Equivalents, beginning of period	66,010	99,030
Cash and Cash Equivalents, end of period	$114,002	$96,380

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,260	$2,113

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividend payable and accretion	$51	—
Transfer of loans held-for-investment to other real estate owned	—	$406
Stock dividend distributed	$2,249	$8,642

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008 and December 31, 2008

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report to stockholders and Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date.  SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone.  Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141R is effective for periods beginning on or after December 15, 2008.  Earlier application is prohibited.  SFAS No. 141R will be applied to business combinations occurring after the effective date.  The Company currently does not have any business combination contemplated that are expected to be closed after the effective date; therefore, the adoption of SFAS No. 141R will not have an impact, if any, on the consolidated financial statements or results of operations of the Company.

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

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principals (SFAS 162).  SFAS 162 is intended to improve financial statements that are presented in conformity with U.S. generally accepted accounting principals for non-governmental entities.  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principals.

Management does not believe the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period earnings per share data presented must be adjusted retrospectively.  Early application is not permitted.  The adoption of the Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued three Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements.  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.  The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009.  The Company is currently assessing the impact of these FSPs on its financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated.  The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral.  See discussion on page 29 “Asset Quality” regarding impaired/problem loans.

Changes in the allowance for loan losses during the three-month periods ended March 31, 2009 and 2008 and for the year ended December 31, 2008 were as follows:
	(in thousands)

	Three months ended March 31,		Year ended December 31,
	2009	2008	2008
Balance, beginning of period	$14,435	$10,876	$10,876
Provision for loan losses	1,106	3,659	16,164
Loan charge-offs	(1,570)	(3,066)	(13,324)
Loan recoveries	492	178	719
Balance, end of period	$14,463	$11,647	$14,435

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire conforming long-term residential mortgage loans originated during the three months ended March 31, 2009 for cash proceeds equal to the fair value of the loans.

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

At March 31, 2009, the Company had $5,159,000 of mortgage loans held-for-sale.  At March 31, 2009 and December 31, 2008, the Company serviced real estate mortgage loans for others of $138,443,000 and $122,734,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2009 and December 31, 2008.

	(in thousands)
	December 31, 2008	Additions	Reductions	March 31, 2009

Mortgage servicing rights	$978	$186	$52	$1,112
Valuation allowance	(85)	(119)	—	(204)
Mortgage servicing rights, net of valuation allowance	$893	$67	$52	$908

4.           OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 22, 2009, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2009 to shareholders of record as of February 27, 2009.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month periods ended March 31, 2009 and 2008

(in thousands, except share and earnings per share amounts)
	Three months ended
	March 31,
	2009	2008
Basic earnings per share:
Net income	$453	$60
Preferred stock dividend and accretion	$(51)	—
Net income available to common shareholders	$402	$60

Weighted average common shares outstanding	8,964,482	9,157,511
Basic EPS	$0.04	$0.01

Diluted earnings per share:
Net income	$453	$60
Preferred stock dividend and accretion	$(51)	—
Net income available to common shareholders	$402	$60

Weighted average common shares outstanding	8,964,482	9,157,511

Effect of dilutive options	26,407	193,376

Adjusted weighted average common shares outstanding	8,990,889	9,350,887
Diluted EPS	$0.04	$0.01

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 429,954 shares and 120,366 shares for the three months ended March 31, 2009 and 2008 respectively.  In addition, 352,977 warrants issued to the US Treasury were not used in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

5.	STOCK PLANS

The following table presents the activity related to stock options for the three months ended March 31, 2009.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	555,591	$10.71

Granted	8,000	$4.50

Cancelled / Forfeited	(1,840)	$3.65

Exercised	(41,415)	$3.81	$101,246

Options outstanding at End of Period	520,336	$11.19	$17,998	4.79

Exercisable (vested) at End of Period	462,840	$10.40	$14,078	4.41

The weighted average fair value of options granted during the three-month period ended March 31, 2009 was $1.75 per share.

As of March 31, 2009, there was $240,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 1.63 years.

There was $45,000 of recognized compensation cost related to non-vested stock options for the three months ended March 31, 2009.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2009 is presented below:

Three Months Ended
March 31, 2009
Risk Free Interest Rate	2.00%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	41.39%

The following table presents the activity related to restricted stock for the three months ended March 31, 2009.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	31,071	$16.03

Granted	9,300	$4.50

Cancelled / Forfeited	—	—

Exercised/Released/Vested	(4,554)	$14.79	$22,551

Options outstanding at End of Period	35,817	$13.20	$178,727	8.90

The weighted average fair value of options granted during the three-month period ended March 31, 2009 was $4.50 per share.

As of March 31, 2009, there was $306,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.76 years.

There was $31,000 of recognized compensation cost related to non-vested stock options for the three months ended March 31, 2009.

The Company has a 2000 Employee Stock Purchase Plan (“ESPP”).  Under the plan, the Company is authorized to issue to eligible employees shares of common stock.  There are 292,136 (adjusted for the 2009 stock dividend) shares authorized under the ESPP.  The ESPP will terminate February 27, 2017.  The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2008 to November 23, 2009.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the date of participation or the fair market value on the last trading day during the participation period.

As of March 31, 2009, there was $53,000 of unrecognized compensation cost related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $18,000 of recognized compensation cost related to ESPP grants for the three-month period ended March 31, 2009.

The weighted average fair value at grant date during the three-month period ended March 31, 2009 was $2.36.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months ended March 31, 2009 is presented below:

Three Months Ended
March 31, 2009
Risk Free Interest Rate	0.95%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	48.13%

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

	Three months ended March 31,
	2009	2008
Components of Net Periodic Benefit Cost
Service Cost	$3,990	$33,232
Interest Cost	26,418	29,684
Amortization of Plan Gain	(8,180)	—
Amortization of prior service cost	21,821	21,821
Net periodic benefit cost	$44,049	$84,737

The Company estimates that the annual net periodic benefit cost will be $176,196 for the year ended December 31, 2009  This compares to an annual net periodic benefit cost of $336,855 for the year ended December 31, 2008.

Estimated Contributions for Fiscal 2009

For unfunded plans, contributions to the Executive Salary Continuation Plan are the benefit payments made to participants.  At December 31, 2008 the Company expected to make benefit payments of $54,144 in connection with the Executive Salary Continuation Plan during fiscal 2009.

7.	DIRECTORS’ RETIREMENT PLAN

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

	Three months ended March 31,
	2009	2008
Components of Net Periodic Benefit Cost
Service Cost	$11,088	$14,424
Interest Cost	7,921	7,731
Amortization of net loss	—	—
Net periodic benefit cost	$19,009	$22,155

The Company estimates that the annual net periodic benefit cost will be $76,034 for the year ended December 31, 2009.  This compares to annual net periodic benefit costs of $88,622 for the year ended December 31, 2008.

Estimated Contributions for Fiscal 2009

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants.  At December 31, 2008 the Company expected to make cash contributions of $15,000 to the Directors’ Retirement Plan during fiscal 2009.

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

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques and include management judgment and estimation which may be significant.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 by SFAS No. 157 valuation hierarchy.

(in thousands)
March 31, 2009	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$47,522	$1,312	$46,210	$—

Total investments at fair value	$47,522	$1,312	$46,210	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2009.

(in thousands)
March 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$17,244	$—	$—	$17,244
Loan servicing rights	908	—	—	908

Total impaired loans and loan servicing rights at fair value	$18,152	$—	$—	$18,152

9.	PREFERRED STOCK AND COMMON STOCK WARRANTS

On March 13, 2009, we issued to the U.S. Treasury 17,390 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation preference per share equal to $1,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. At any time, we may, at our option, subject to any necessary bank regulatory approval, redeem the Series A Preferred Stock at a price equal to its liquidation preference plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting.  We are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared prior to March 13, 2009 without the U.S. Treasury’s approval (but this does not affect our ability to declare and pay stock dividends) unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  Further, our common shares may not be repurchased if we are in arrears on the payment of Series A Preferred Shares dividends.  The U.S. Treasury, as part of the preferred stock issuance, received a warrant to purchase 352,977 shares of our common stock at an initial exercise price of $7.39. The warrant has been adjusted for a 4% stock dividend issued on March 31, 2009.   The proceeds from the U.S. Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred stock.  The fair value of the warrants was determined using a valuation model which incorporates assumptions including our common stock price, dividend yield, stock price volatility and the risk-free interest rate. The fair value of the preferred stock is determined based on assumptions regarding the discount rate (market rate) on the preferred stock which was estimated to be approximately 12% at the date of issuance. The discount on the preferred stock will be accreted to par value using a constant effective yield of approximately 5.9% over a ten-year term, which is the expected life of the preferred stock.

ITEM 2.
FIRST NORTHERN COMMUNITY BANCORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the "safe harbor" created by those sections.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.  Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used, and include assumptions concerning the Company's operations, future results, and prospects.  These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing fiscal challenges for the State of California and the financial crisis affecting the banking system and financial markets; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in the Middle East and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations or governmental fiscal or monetary policies including legislative responses to the financial crisis affecting the banking system and financial markets; (vi) competition in the banking industry; (vii) changes in demand for loan products and other bank products; (viii) changes in accounting standards; (ix) our participation in the U.S. Treasury TARP Capital Purchase Program;  and (x) other external developments which could materially impact the Company's operational and financial performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.  For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A. of Part II of this Report.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the three-month periods ended March 31, 2009 and 2008 and should be read in conjunction with the Company's consolidated 2008 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2008, along with other financial information included in this Report.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this Report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire Report, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Significant results and developments during the first quarter 2009 include:

•    Net income of $0.45 million for the three months ended March 31, 2009, compared to $0.06 million earned in the same fiscal period last year.

•    Diluted income per common share for the three months ended March 31, 2009 was $0.04, compared to diluted income per common share of $0.01 reported in the same period last year (per common share data has been adjusted for stock dividends).

•    Net interest income decreased in the three months ended March 31, 2009 by $1.5 million, or 16.8%, to $7.2 million from $8.7 million in the same period last year.  The decrease in net interest income was primarily attributable to decreases in the average volume of interest-earning assets combined with a decrease in interest yields, which was partially offset by a decrease in interest costs.  Net interest margin decreased from 5.56% for the three-month period ending March 31, 2008 to 4.89% for the same period ending March 31, 2009.

•    Provision for loan losses of $1.1 million for the three-month period ended March 31, 2009 compared to a provision for loan losses of $3.7 million for the same period in 2008.  The decrease in the provision for loan losses during the three-month period in 2009 was primarily due to reduced deterioration in collateral values and repayment abilities of some of the Bank's customers centered in the Company's residential construction and construction related commercial segment of the loan portfolio affected by the repercussions of the country's housing market crisis, as compared to the same period last year.

•    Total assets at March 31, 2009 were $688.4 million, an increase of $7.8 million, or 1.15%, from levels at March 31, 2008.

•    Total net loans at March 31, 2009 (including loans held-for-sale) decreased $0.05 million, or 0.01%, to $485.7 million compared to March 31, 2008.

•    Total investment securities at March 31, 2009 decreased $14.6 million, or 23.56%, to $47.5 million compared to March 31, 2008.

•    Total deposits of $588.8 million at March 31, 2009, represented a decrease of $11.8 million, or 1.96%, compared to March 31, 2008.

•    Issuance of Series A Preferred Stock and warrant to the U.S. Treasury under the Treasury’s Capital Purchase Program for proceeds to the Company before issuance costs and expenses of $17.39 million.

SUMMARY

The Company recorded net income of $453,000 for the three-month period ended March 31, 2009, representing an increase of $393,000 from net income of $60,000 for the same period in 2008.

The following table presents a summary of the results for the three-month periods ended March 31, 2009 and 2008.

(in thousands, except per share and percentage amounts)

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008

For the Period:

Net Income	$453	$60

Basic Earnings Per Common Share*	$0.04	$0.01

Diluted Earnings Per Common Share*	$0.04	$0.01

Return on Average Assets	0.27%	0.03%

Net Income / Beginning Equity	2.92%	0.38%

At Period End:

Total Assets	688,424	680,589

Total Loans, Net (including loans held-for-sale)	485,742	485,788

Total Investment Securities	47,522	62,166

Total Deposits	588,796	600,618

Loan-To-Deposit Ratio	82.5	80.9

*Adjusted for stock dividends

FIRST NORTHERN COMMUNITY BANCORP
Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$498,384	$7,937	6.46%	$487,786	$9,240	7.60%
Federal funds sold	53,993	19	0.14%	39,190	290	2.97%
Interest bearing due from banks	2,501	31	5.03%	22,808	268	4.71%
Investment securities, taxable	17,191	194	4.58%	40,669	498	4.91%
Investment securities, non-taxable (2)	25,013	262	4.25%	34,332	358	4.18%
Other interest earning assets	2,311	—	—	2,200	29	5.29%
Total interest-earning assets	599,393	8,443	5.71%	626,985	10,683	6.83%
Non-interest-earning assets:
Cash and due from banks	39,181			25,140
Premises and equipment, net	8,366			7,961
Other real estate owned	4,339			1,042
Accrued interest receivable and other assets	26,707			24,895
Total average assets	677,986			686,023

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	124,093	176	0.58%	130,753	324	0.99%
Savings and MMDA’s	163,404	283	0.70%	178,334	568	1.28%
Time, under $100,000	67,080	267	1.61%	44,809	333	2.98%
Time, $100,000 and over	62,750	336	2.17%	70,568	687	3.90%
FHLB advances and other borrowings	17,344	158	3.69%	10,393	86	3.32%
Total interest-bearing liabilities	434,671	1,220	1.14%	434,857	1,998	1.84%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	174,520			179,420
Accrued interest payable and other liabilities	5,931			6,444
Total liabilities	615,122			620,721
Total stockholders’ equity	62,864			65,302
Total average liabilities and stockholders’ equity	$677,986			$686,023
Net interest income and net interest margin (3)		$7,223	4.89%		$8,685	5.56%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $490 and $713 for the three months ended March 31, 2009 and 2008, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $11,142,000 increase in cash and due from banks, a $36,850,000 increase in Federal funds sold, a $5,416,000 increase in investment securities available-for-sale, a $36,385,000 decrease in net loans held-for-investment, a $2,967,000 increase in loans held-for-sale, a $711,000 decrease in other real estate owned and a $1,744,000 decrease in accrued interest receivable and other assets from December 31, 2008 to March 31, 2009.  The increase in cash and due from banks was largely the result of an increase in non-interest bearing due from banks accounts.  The increase in Federal funds sold was due, in large part, to a decrease in net loans held-for-investment, and an increase in deposits, which was partially offset by an increase in investment securities available-for-sale.  The increase in investment securities available-for-sale was primarily the result of purchases of agency mortgage-back securities and was moderately offset by a decrease in agency bonds.  Management evaluated the unrealized loss associated with the investment securities available-for-sale and no decline was considered “other than temporary” at March 31, 2009.  Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.  The decrease in loans held-for-investment was in large part due to decreases in the following loan categories: commercial and industrial; agricultural; equipment; true equipment leases; real estate commercial and construction and real estate SBA (Small Business Administration), which were partially offset by increases in home equity loans and overdrafts.  The increase in loans held-for-sale was in real estate loans and was due, for the most part, to an increase in the origination of loans.  The Company originated approximately $34,359,000 in residential mortgage loans during the first three months of 2009, which was offset by approximately $31,392,000 in loan sales during this period.  The decrease in other real estate owned was due to a decline in the value of other real estate owned.  The decrease in accrued interest receivable and other assets was mainly due to decreases in suspense items, which was partially offset by increases in the cash surrender value of bank owned life insurance.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $4,078,000 at March 31, 2009 compared to December 31, 2008.  The increase in deposits was due to increases the following deposit accounts: savings; money market; interest-bearing transaction and time deposits, which was partially offset by a decrease in demand deposit accounts.  The primary reason for the increase in deposits was due to the ongoing economic impact of the deterioration of the stock market and as a result a flight to federally insured deposit accounts has ensued.   The decrease in demand deposit accounts is due in large part to impact of the slowing real estate activity in the communities served by the Bank.  Since the peak in the real estate market, deposits in the real estate related business accounts show consistent reduction in average and end of period balances while the number of customers has remained stable.  Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $4,278,000 for the three months ended March 31, 2009 compared to the year ended December 31, 2008, due to a decrease in FHLB advances.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee decreased the Federal Funds rate by approximately 213 basis points during the twelve-month period ended March 31, 2009.

Interest income on loans for the three-month period ended March 31, 2009 was down 14.1% from the same period in 2008, decreasing from $9,240,000 to $7,937,000.  The decrease in interest income on loans for the three-month period ended as compared to the same period a year ago was primarily due to a 114 basis point decrease in loan yields, which was partially offset by an increase in average loans.

Interest income on investment securities available-for-sale for the three-month period ended March 31, 2009 was down 46.7% from the same period in 2008, decreasing from $856,000 to $456,000.  The decrease in interest income on investment securities for the three-month period ended March 31, 2009 as compared to the same period a year ago was primarily due to a decrease in average investment securities combined with a 25 basis point decrease in investment securities yields.

Interest income on Federal Funds sold for the three-month period ended March 31, 2009 was down 93.5% from the same period in 2008, decreasing from $290,000 to $19,000.  The decrease for the three-month period ended March 31, 2009 as compared to the same period a year ago was primarily due to a 283 basis point decrease in Federal Funds yields, which was partially offset by an increase in average Federal Funds sold.

Interest income on interest-bearing due from banks for the three-month period ended March 31, 2009 was down 88.4% from the same period in 2008, decreasing from $268,000 to $31,000.  The decrease in interest income on interest-bearing due from banks for the three-month period ended March 31, 2009 as compared to the same period a year ago was due to a decrease in average interest-bearing due from banks, which was partially offset by a 32 basis point increase in interest yields.

Interest Expense

The decrease in general market interest rates decreased the Company’s cost of funds in the first three months of 2009 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2009 was down 38.9% over the same period in 2008 from $1,998,000 to $1,220,000.  The decrease in interest expense during the three-month period ended March 31, 2009 was primarily due to a 70 basis point decrease in the Company’s average cost of funds.

Provision for Loan Losses

There was a provision for loan losses of $1,106,000 for three-month period ended March 31, 2009 compared to a provision for loan losses of $3,659,000 for the same period in 2008.  The allowance for loan losses was approximately $14,463,000, or 2.92% of total loans, at March 31, 2009 compared to $14,435,000, or 2.71% of total loans, at December 31, 2008.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three-month period in 2009 was primarily due to reduced deterioration in collateral values and repayment abilities of some of the Bank's customers centered in the Company's residential construction and construction-related commercial segment of the loan portfolio affected by the repercussions of the country's housing market crisis.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three-month period ended March 31, 2009 compared to a recovery of provision of $41,000 for the same period in 2008.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was down 23.4% for the three-month period ended March 31, 2009 from the same period in 2008, decreasing from $2,272,000 to $1,740,000.

This decrease was primarily due to decreases in gains on available-for-sale securities, service charges on deposit accounts, and investment brokerage services income, which was partially offset by increases in gains on sales of loans held-for-sale and loan servicing income.  There were no sales of securities in the first quarter of 2009 and this was the reason for the decrease in gains on available-for-sale securities as compared to the sale of securities during the first quarter of 2008.  The decrease in service charges on deposit accounts was due to a decrease in overdraft fees and service charges on business checking accounts.  The decrease in investment brokerage services income was due to a decrease in the demand for those services.  The increase in gains on sales of loans held-for-sale was due to increased sold loans as compared to the same period in 2008.  The increase in loan servicing income was due to an increase in the booked income for the Company’s mortgage servicing asset.

Other Operating Expenses

Total other operating expenses was up 5.90% for the three-month period ended March 31, 2009 from the same period in 2008, increasing from $7,241,000 to $7,668,000.

The principal reasons for the increase in other operating expenses in the three-month period ended March 31, 2009 were increases in the following: occupancy and equipment expense; data processing; stationary and supplies; other real estate owned expense and other miscellaneous operating expense, which were partially offset by decreases in salaries and benefits, and advertising.  The increase in occupancy and equipment expense was due to increases in the following: rent expense; equipment maintenance; and solar equipment rental, which was partially offset by decreases in other equipment rental; and depreciation on furniture and equipment and computer hardware.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system.  The increase in stationery and supplies was due to an increase in supply usage.  The increase in other real estate owned expense was due to write-downs and maintenance expenses related to OREO properties.  The decrease in salaries and benefits was due, for the most part, to decreases in the following:  profit sharing expenses due to decreased profits, contingent sick-pay and vacation-pay; stock compensation expense; deferred loan processing costs; and worker’s compensation expense, which were partially offset by increases in merit salaries and; commissions paid.  The decrease in advertising costs was due to a decrease in printed materials and related costs.

The following table sets forth other miscellaneous operating expenses by category for the three-month periods ended March 31, 2009 and 2008.

	(in thousands)

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2009	2008
Other miscellaneous operating expenses
Recovery of provision for unfunded lending commitments	$—	$(41)
FDIC assessments	216	120
Contributions	19	23
Legal fees	109	69
Accounting and audit fees	124	246
Consulting fees	52	105
Postage expense	98	65
Telephone expense	69	64
Public relations	38	104
Training expense	20	61
Loan origination expense	260	100
Computer software depreciation	53	61
Other miscellaneous expense	457	425

Total other miscellaneous operating expenses	$1,515	$1,402

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the three months ended March 31, 2009, the Company’s benefit for income taxes increased $261,000 from the same period last year, from a benefit of $3,000 to benefit of $264,000.

The increase in benefit for income taxes for all periods presented is primarily attributable to the respective level of earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, excludable interest income and, for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an increase for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for the three months ended March 31, 2009 is as follows:

(in thousands)
Balance at January 1, 2009	$122
Additions for tax positions taken in the current period	—
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	—
Reductions for tax positions taken in prior years	—
Decreases related to settlements with taxing authorities	—
Decreases as a result of a lapse in statue of limitations	—

Balance at March 31, 2009	$122

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2009.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At March 31, 2009, unrecognized interest and penalties were $27 thousand.  The tax years ended December 31, 2008, 2007, 2006 and 2005 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2008, 2007, 2006, 2005, and 2004 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	March 31, 2009	December 31, 2008

Undisbursed loan commitments	$205,387	$198,615
Standby letters of credit	5,042	5,715
	$210,429	$204,330

The reserve for unfunded lending commitments amounted to $1,021,000 at March 31, 2009, which was unchanged from December 31, 2008.  The reserve for unfunded lending commitments is included in other liabilities.

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

Non-accrual loans amounted to $17,244,000 at March 31, 2009 and were comprised of eight commercial loans totaling $1,779,000, two agricultural loans totaling $177,000, one consumer loan totaling $99,000, nine commercial real estate loans totaling $7,844,000, eighteen residential construction loans totaling $6,874,000 and two residential mortgage loans totaling $471,000.  At December 31, 2008, non-accrual loans amounted to $13,545,000 and were comprised of six commercial loans totaling $2,619,000, six commercial real estate loans totaling $4,184,000, eleven residential construction loans totaling $6,309,000, one residential mortgage loan totaling $334,000, and one consumer loan totaling $99,000.  Non-accrual loans amounted to $18,623,000 at March 31, 2008 and were comprised of three commercial loans totaling $287,000, two agricultural loans totaling $101,000, and twenty-eight real estate loans totaling $18,235,000.

The Company had loans restructured and in compliance with modified terms totaling $2,145,000 at March 31, 2009.  The Company had no restructured loans at March 31, 2008 and had loans restructured and in compliance with modified terms totaling $2,682,000 at December 31, 2008.

Total impaired loans at March 31, 2009, consisting of loans on non-accrual status, totaled $17,244,000, the majority of the impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity; for the unsecured portion of the impaired loans, specific reserves amounting to $314,000 were allocated to these loans.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had loans 90 days past due and still accruing totaling $2,511,000, $348,000 and $713,000 at March 31, 2009 and 2008 and December 31, 2008, respectively.

The Company had loans restructured and in compliance with modified terms totaling $2,145,000, -0- and 2,682,000 March 31, 2009 and 2008 and December 31, 2008, respectively.

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

OREO amounted to $3,657,000, $1,215,000, and $4,368,000 for the periods ended March 31, 2009 and 2008, and December 31, 2008, respectively.  The decrease in OREO at March 31, 2009 from the balance at December 31, 2008 was due, for the most part, to write-downs of OREO properties.

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

The following table summarizes the loan loss experience of the Company for the three-month periods ended March 31, 2009 and 2008, and for the year ended December 31, 2008.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2009	2008	2008

Balance at beginning of period	$14,435	$10,876	$10,876
Provision for loan losses	1,106	3,659	16,164
Loans charged-off:
Commercial	(251)	(184)	(2,224)
Agriculture	—	—	(88)
Real estate mortgage	—	(82)	(299)
Real estate construction	(1,235)	(2,696)	(10,265)
Consumer loans to individuals	(84)	(104)	(488)

Total charged-off	(1,570)	(3,066)	(13,324)

Recoveries:
Commercial	6	4	153
Agriculture	—	50	56
Real estate mortgage	—	32	32
Real estate construction	425	—	159
Consumer loans to individuals	61	92	319

Total recoveries	492	178	719

Net charge-offs	(1,078)	(2,888)	(12,605)

Balance at end of period	$14,463	$11,647	$14,435

Ratio of net charge-offs
To average loans outstanding during the period	(0.21%)	(0.58%)	(2.33%)
Allowance for loan losses
To total loans at the end of the period	2.92%	2.34%	2.71%
To non-performing loans at the end of the period	73.21%	61.39%	101.24%

Non-performing loans totaled $19,755,000, $18,971,000, and $14,258,000 at March 31, 2009 and 2008, and December 31, 2008, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2009, the Company had the following deposit mix: 28.1% in savings and MMDA deposits, 22.9% in time deposits, 21.1% in interest-bearing transaction deposits and 27.9% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2009 and December 31, 2008 are summarized as follows:

	(in thousands)
	March 31, 2009	December 31, 2008
Three months or less	$25,325	$27,753
Over three to twelve months	43,045	26,595
Over twelve months	9,984	5,248
Total	$78,354	$59,596

The increase in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the lack of investor confidence in the stock market.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios with the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 82.5% on March 31, 2009.  In addition, on March 31, 2009, the Company had the following short-term investments:  $77,710,000 in Federal funds sold; $2,500,000 in Certificate of Deposit Account Registry Service (“CDARS”); $2,791,000 in securities due within one year; and $3,862,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $15,000,000 at March 31, 2009; additionally the Company has a line of credit with the Federal Home Loan Bank, on which the current borrowing capacity is $124,316,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2009, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of March 31, 2009.

	(amounts in thousands except percentage amounts)
	Actual		Adequately	Well Capitalized
			Capitalized	Ratio
	Capital	Ratio	Ratio	Requirement
Leverage	$74,855	11.07%	4.0%	5.0%
Tier 1 Risk-Based	$74,855	13.63%	4.0%	6.0%
Total Risk-Based	$81,826	14.90%	8.0%	10.0%

CPP Participation

On March 13, 2009 the Company received $17,390,000 from the U.S. Treasury in exchange for 17,390 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (Preferred Shares) and a warrant to purchase 352,977 shares of common stock at $7.39 per share under the Capital Purchase Program (CPP).  The Company used the proceeds from this sale, net of issuance costs and expenses, for general working capital.  The Preferred Shares qualify as Tier 1 capital for regulatory purposes and rank senior to common stock and bear a cumulative dividend rate of five percent per annum for the first five years they are outstanding and a rate of nine percent per annum thereafter.  The Preferred Shares have no maturity date and rank senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Company at any time at 100% of their liquidation preference.  The Board of Directors and management believe it was prudent to participate in the CPP because (i) the cost of capital under this program may be significantly lower than the cost of capital otherwise available to the Company at this time, and (ii) despite being well-capitalized, additional capital under this program provides the Company and First Northern Bank further flexibility to meet future capital needs that may arise in the current uncertain economic environment.

The U.S. Treasury may not transfer a portion or portions of the warrant with respect to, and/or exercise the warrant for more than one-half of, the 352,977 shares of common stock issuable upon exercise of the warrant, in the aggregate, until the earlier of (i) the date on which the Company has redeemed the Preferred Shares and (ii) December 31, 2009. In the event the Company redeems the Preferred Shares pursuant to the terms of the CPP prior to December 31, 2009, the number of the shares of common stock underlying the portion of the warrant then held by the U.S. Treasury will be reduced by one-half of the shares of common stock originally covered by the warrant.

The Purchase Agreement pursuant to which the Preferred Shares and the warrant were sold contains limitations on the payment of dividends on Common Stock, including with respect to the payment of cash dividends (but does not affect our ability to declare and pay stock dividends) and on the Company’s ability to repurchase its common stock, and subjects the Company to certain of the executive compensation limitations included in Emergency Economic Stabilization Act of 2008.  As a condition to the closing of the transaction, each of Owen J. Onsum, Louise A. Walker, Patrick S. Day and Robert M. Walker, the Company’s Senior Executive Officers (as defined in the Purchase Agreement), executed a voluntary waiver of any claim against the U.S. Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulations issued by the U.S. Treasury under the CPP as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the U.S. Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2009, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which are incorporated by reference herein.

ITEM 4.
CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2009.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized, and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results and the following information.

The capital and credit markets have been experiencing significant volatility and disruption for more than 12 months.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.  As a result of these volatile and disrupted credit markets, our customers’ ability to raise capital and refinance maturing obligations could be adversely affected, and this could result in a further adverse impact on our business, financial condition and results of operations as contributing to a widening of credit spreads and a general lack of liquidity in the marketplace, all of which can result in a further adverse impact on our business, financial condition and results of operations.

The U.S. and global economies have experienced a slowing of economic growth, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. residential real estate markets, all of which present challenges for the banking and financial services industry

Commencing in 2007 and continuing throughout 2009, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for First Northern.  These developments include a general slowing of economic growth both globally and in the U.S. which has prompted the Congress to adopt an economic stimulus bill which President Bush signed into law on February 13, 2008, and which prompted the Federal Reserve Board to decrease its discount rate and the federal funds rate numerous times in the first three months of 2008.  In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, particularly in the subprime sector.  These conditions in turn have led to significant deterioration in certain financial markets, particularly the markets for subprime residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities.  On July 30, 2008, President Bush signed into law a housing bill which grants the U.S. Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages.  In the third quarter of 2008, the volatility and disruption in the capital and credit markets reached unprecedented levels.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) in response to the recent financial crises affecting the banking system and financial markets.  EESA is intended as a response to the financial crises affecting the banking system and financial markets.  Under EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Further, pursuant to the EESA, on October 14, 2008, the U.S. Treasury announced a voluntary Capital Purchase Program pursuant to which the U.S. Treasury will purchase up to $250 billion in senior preferred stock of qualifying U.S. financial institutions.  On October 13, 2008, the U.S. Treasury announced that it had agreed, under the authority of the new law, with the nine largest banks in the U.S. to purchase an aggregate of $125 billion in senior preferred stock in such banks and that it would allocate an additional $125 billion to the purchase of senior preferred stock in other banking institutions.  The purpose of the program is to provide substantial new capital to the U.S. banking industry.  It cannot be predicted whether this recent legislation will result in significant improvement in financial and economic conditions affecting the banking industry.  If, notwithstanding the federal government’s recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for First Northern.  While it is difficult to predict how long these conditions will exist and which markets and businesses of our company may be affected, these factors could continue to present risks for some time for the industry and our company.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA) in an attempt to reverse the U.S. economic downturn. A large portion of the ARRA is devoted to new federal spending programs designed to increase economic output, decrease unemployment and invest in national infrastructure. Of the $787 billion in federal spending appropriated by the ARRA, $286 billion will be devoted to tax cuts, $120 billion will be used to fund infrastructure projects and $381 billion will be allocated for social programs and other spending. A substantial portion of the appropriation funds will go directly to the states, which was a key element in the budget approved by the California Legislature and signed by Governor Schwarzenegger on February 20, 2009.

On March 31, 2009, the U.S. Treasury and the Federal Deposit Insurance Corporation (FDIC) announced the Public-Private Investment Program (PPIP) that seeks to eliminate “toxic” real estate-backed assets from the balance sheets of United States financial institutions through partnerships with private investors in an attempt to restore the normal functioning of secondary markets for securities backed by such assets, encourage the extension of credit and restore investor confidence in financial institutions. The PPIP will create Public-Private Investment Funds that will use private equity investment, equity investment from the U.S. Treasury, U.S. Treasury debt financing, and FDIC-guaranteed debt to purchase “toxic” real estate assets and securities backed by such assets. The U.S. Treasury has committed to furnish up to $100 billion of capital for the PPIP.

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

We provide financing to, and receive deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial, and commercial industries.  The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, which has lead us to take additional provisions and charge-offs against credit losses in this portfolio.  Continued increases in fuel prices and energy costs could adversely affect businesses in several of these industries.  Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

Because Of Our Participation In The Capital Purchase Program, We Are Subject To Several Restrictions Including Restrictions On Our Ability To Declare Or Pay Dividends And Repurchase Our Shares As Well As Restrictions On Compensation Paid To Our Executive Officers.

Pursuant to the terms of the CPP, our ability to declare or pay dividends on any of our shares is limited.  Specifically, we are unable to declare dividend payments on common shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Preferred Shares.  Further, we are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared prior to March 13, 2009 without the U.S. Treasury’s approval (but does not affect our ability to declare and pay stock dividends) unless all of the Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  In addition, our ability to repurchase our shares is restricted.  The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  Further, common shares, junior preferred shares or  pari passu  preferred shares may not be repurchased if we are in arrears on the payment of Preferred Share dividends.  Finally, the terms of the UST Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law.

Pursuant to the terms of the CPP, we are required to adopt the U.S. Treasury’s current standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity securities issued pursuant to the CPP, including the common shares that may be issued upon exercise of the warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated Senior Executive Officers.  The standards include: (i) ensuring that incentive compensation plans and arrangements for Senior Executive Officers do not encourage unnecessary and excessive risks that threaten our value; (ii) required clawback of any bonus or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibition on making “golden parachute payments” to Senior Executive Officers; and (iv) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the Senior Executive Officers in excess of $500,000 per year.

The adoption of ARRA on February 17, 2009 imposed certain new executive compensation and corporate expenditure limits on all current and future CPP participants, including the Company, until the institution has repaid the U.S. Treasury.  The new standards include (but are not limited to): (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the CPP period with a value not greater than one-third of an employee’s total annual compensation; (ii) prohibitions on payments for departure from a company for any reason, except for payments for services performed or benefits accrued; (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria; (iv) prohibitions on compensation plans that encourage manipulation of reported earnings; (v) retroactive review of bonuses, retention awards and other compensation previously provided by CPP recipients if found by the U.S. Treasury to be inconsistent with the purposes of CPP or otherwise contrary to public interest; (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and; (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

If we are unable to redeem the Series A preferred shares prior to March 13, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum to 9.0% per annum.

Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A preferred shares could have a material negative effect on our earnings.

The risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as modified by the additional information above, are incorporated herein by reference.  The risks described above and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On March 13, 2009 we issued 17,390 Preferred Shares and a warrant to purchase 352,977 shares of our common stock to the U.S. Treasury in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. See "Managements Discussion and Analysis of Financial Condition and Results of Operations--CPP Participation" for more information.

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

The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  Further, our common shares may not be repurchased if we are in arrears on the payment of Preferred Share dividends.

The Company made no purchases of its common stock during the quarter ended March 31, 2009:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2009	—	—	—	255,026
February 1 – February 28, 2009	—	—	—	305,022
March 1 – March 31, 2009	—	—	—	357,732
Total	—	—	—	357,732

A 4% stock dividend was declared on January 22, 2009 with a record date of February 27, 2009 and is reflected in the number of shares purchased and average prices paid per share.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held a special meeting of shareholders (the “Special Meeting”) on February 26, 2009.

(b)	Proxies for the Special Meeting were solicited pursuant to the rules set forth in Regulation 14A promulgated under the Securities Exchange Act of 1934.

(c)	The votes of the shareholders received and tabulated at the meeting were as follows:

(1)
  Proposal 1.  Proposal to amend Article 4 of our Articles of Incorporation to authorize the issuance of up to 18,500 shares of preferred stock, which First Northern
  Community Bancorp may only use to participate in the CPP.

For	4,940,009
Against	311,937
Abstain	110,776
Broker-non votes	-0-

(2)
  Proposal 2.  Proposal to amend Article 5 of First Northern Community Bancorp ‘s Articles of Incorporation to create an exception to the preemptive rights provided to our shareholders with respect to the common stock subject to the warrants that would be issued to the Treasury pursuant to the CPP.

For	4,960,010
Against	291,378
Abstain	111,334
Broker-non votes	-0-

(3)
  Proposal 3.  Proposal to approve the adjournment or postponement of the Special Meeting, if necessary, to solicit additional proxies, in the event (a) there are not sufficient votes at the time of the Special Meeting to adopt Proposals 1 or 2, or (b) a quorum is not present at the time of the Special Meeting.

For	6,099,865
Against	324,370
Abstain	127,479
Broker-non votes	-0-

(4)	Proposal 4. In their discretion, the proxy holders are authorized to vote upon such other business as may properly come before the meeting.
For	6,056,785
Against	370,913
Abstain	124,016
Broker-non votes	-0-

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit

3.1
Amended Articles of Incorporation of the Company – incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K on December 31, 2006 and Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2009

3.2	Certificate of Determination – incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2009
4.1
Letter Agreement, dated March 13, 2009, including Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A, between First Northern Community Bancorp and the United States Department of the Treasury, as modified by the Side Letter Agreement, dated March 13, 2009, between First Northern Community Bancorp and the United States Department of the Treasury, as modified by the California Side Letter Agreement, dated March 13, 2009, between First Northern Community Bancorp and the United States Department of the Treasury (filed herewith)

4.2	Warrant to purchase 352,977 Shares of Common Stock (common shares) of First Northern Community Bancorp, issued to the United States Department of the Treasury on March 13, 2009 (filed herewith)
*10.1	Form of Senior Executive Officer Waiver (filed herewith)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Management contract or compensation plan or arrangement in which executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 8, 2009	By:	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)