Form 10-Q
period 2009-08-07
FIRST NORTHERN COMMUNITY BANCORP
filed 2009-08-07
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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
Yes ❒	No ❒

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

The number of shares of Common Stock outstanding as of August 6, 2009 was 9,009,462.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

Page
PART I – Financial Information
ITEM I    – Financial Statements (Unaudited) ... 3
Condensed Consolidated Balance Sheets ...3
Condensed Consolidated Statements of Operations ...4
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income ................................................................................................................................................................5
Condensed Consolidated Statements of Cash Flows ...6
Notes to Condensed Consolidated Financial Statements ...7
ITEM 2.   – Management’s Discussion and Analysis of Financial Condition and Results of Operations ..............................................................................................................................................23
ITEM 3.   – Quantitative and Qualitative Disclosures about Market Risk ....................................................................................................................................................................................................39
ITEM 4.   – Controls and Procedures ...39
PART II   – Other Information ...40
ITEM 1A. – Risk Factors ...40
ITEM 2.   – Unregistered Sales of Equity Securities and Use of Proceeds ...................................................................................................................................................................................................41
ITEM 4.   – Submission of Matters to a Vote of Security Holders ...42
ITEM 6.   – Exhibits ...43
SIGNATURES ...43

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share amounts)	2009	2008
	(unaudited)
Assets

Cash and due from banks	$41,190	$25,150
Federal funds sold	88,310	40,860
Investment securities – available-for-sale	53,016	42,106
Loans, net of allowance for loan losses of $14,177 at June 30, 2009
and $14,435 at December 31, 2008	486,850	516,968
Loans held-for-sale	3,776	2,192
Stock in Federal Home Loan Bank and other equity securities, at cost	2,506	2,311
Premises and equipment, net	7,570	7,620
Other Real Estate Owned	3,172	4,368
Accrued interest receivable and other assets	28,651	29,227

Total Assets	$715,041	$670,802

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$175,513	$181,600
Interest-bearing transaction deposits	129,704	123,614
Savings and MMDA's	168,882	155,656
Time, under $100,000	56,695	64,252
Time, $100,000 and over	85,824	59,596
Total deposits	616,618	584,718

FHLB Advances and other borrowings	12,115	18,259
Accrued interest payable and other liabilities	6,306	5,796

Total liabilities	635,039	608,773

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; 17,390 shares issued and
outstanding at June 30, 2009 and none at December 31, 2008	16,760	—
Common stock, no par value; 16,000,000 shares authorized;
8,973,645 shares issued and outstanding at June 30, 2009 and
8,608,802 shares issued and outstanding at December 31, 2008	62,092	58,983
Additional paid in capital	977	977
Retained earnings	506	2,026
Accumulated other comprehensive (loss) income	(333)	43
Total stockholders’ equity	80,002	62,029

Total Liabilities and Stockholders’ Equity	$715,041	$670,802

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands, except per share amounts)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest and Dividend Income:
Loans	$7,833	$8,540	$15,770	$17,780
Federal funds sold	20	127	39	417
Due from banks interest bearing accounts	29	144	60	412
Investment securities
Taxable	273	342	467	840
Non-taxable	256	328	518	686
Other earning assets	6	37	6	66
Total interest and dividend income	8,417	9,518	16,860	20,201
Interest Expense:
Deposits	1,071	1,441	2,133	3,353
Other borrowings	123	61	281	147
Total interest expense	1,194	1,502	2,414	3,500
Net interest income	7,223	8,016	14,446	16,701
Provision for loan losses	1,161	2,763	2,267	6,422
Net interest income after provision for loan losses	6,062	5,253	12,179	10,279
Other operating income:
Service charges on deposit accounts	881	929	1,744	1,853
Gains on other real estate owned	2	—	4	—
Gains on sales of loans held-for-sale	400	74	574	174
Investment and brokerage services income	174	207	323	384
Mortgage brokerage income	28	12	43	13
Loan servicing income	263	112	359	159
Fiduciary activities income	58	76	156	173
ATM fees	64	69	122	138
Signature based transaction fees	164	152	303	291
Gains (loss) on sales of available-for-sale securities	264	(16)	264	495
Other income	169	188	315	395
Total other operating income	2,467	1,803	4,207	4,075
Other operating expenses:
Salaries and employee benefits	4,006	3,959	7,654	8,066
Occupancy and equipment	940	952	1,938	1,864
Data processing	442	419	889	818
Stationery and supplies	96	171	219	287
Advertising	152	191	313	366
Directors’ fees	51	53	103	105
Other real estate owned expense and write-downs	605	609	1,329	687
Other expense	1,826	1,556	3,341	2,958
Total other operating expenses	8,118	7,910	15,786	15,151
Income before benefit for income taxes	411	(854)	600	(797)
(Benefit) provision for income taxes	(165)	10	(429)	7

Net income (loss)	$576	$(864)	$1,029	$(804)

Preferred stock dividends and accretion	$(244)	—	$(295)	—
Net income (loss) available to common shareholders	$332	$(864)	$734	$(804)

Basic income (loss) per share	$0.04	$(0.10)	$0.08	$(0.09)
Diluted income (loss) per share	$0.04	$(0.10)	$0.08	$(0.09)

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

							Accumulated
					Additional		Other
	Preferred	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Stock	Shares	Amounts	Income	Capital	Earnings	Loss	Total

Balance at December 31, 2008	$—	8,608,802	$58,983		$977	$2,026	$43	$62,029

Comprehensive income:

Net income				$1,029		1,029		1,029

Other comprehensive income, net of tax:

Unrealized holding losses on securities arising during the current period, net of tax effect of $145				(218)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $106				(158)
Total other comprehensive loss, net of tax effect of $251				(376)			(376)	(376)

Comprehensive income				$653

Issuance of preferred stock	16,726							16,726
Issuance of common stock warrants			664					664
4% stock dividend		346,011	2,249			(2,249)		—
Dividend on preferred stock						(261)		(261)
Accretion of preferred stock	34					(34)		—
Cash in lieu of fractional shares						(5)		(5)
Stock-based compensation and related tax benefits			196					196
Common shares issued, stock options exercised, net of swapped shares		18,832

Balance at June 30, 2009	$16,760	8,973,645	$62,092		$977	$506	$(333)	$80,002

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Six months ended June 30, 2009	Six months ended June 30, 2008
Cash Flows From Operating Activities
Net Income (Loss)	$1,029	$(804)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	482	530
Provision for loan losses	2,267	6,422
Stock plan accruals	186	248
Tax benefit for stock options	10	20
Gains on sales of available-for-sale securities	(264)	(495)
Gains on sales of other real estate owned	(4)	—
Write-downs on other real estate owned	1,200	652
Gains on sales of loans held-for-sale	(574)	(174)
Proceeds from sales of loans held-for-sale	70,665	21,177
Originations of loans held-for-sale	(71,675)	(20,814)
Changes in assets and liabilities:
Increase (decrease) in accrued interest receivable and other assets	837	(956)
Increase (decrease) in accrued interest payable and other liabilities	249	(1,409)
Net cash provided by operating activities	4,408	4,397

Cash Flows From Investing Activities
Net (increase) decrease in investment securities	(11,273)	19,739
Net decrease (increase) in loans	27,851	(26,182)
Net increase in other interest earning assets	(195)	(58)
Purchases of premises and equipment, net	(432)	(618)
Net cash provided by (used in) investing activities	15,951	(7,119)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	31,900	(48,896)
Proceeds from issuance of preferred stock	16,726	—
Proceeds from issuance of common stock warrants	664	—
Net (decrease) increase in FHLB advances and other borrowings	(6,144)	4,334
Cash dividends paid	(5)	(10)
Tax benefit for stock options	(10)	(20)
Repurchase of stock	—	(1,359)
Net cash provided by (used) in financing activities	43,131	(45,951)

Net Increase (Decrease) in Cash and Cash Equivalents	63,490	(48,673)
Cash and Cash Equivalents, beginning of period	66,010	99,030
Cash and Cash Equivalents, end of period	$129,500	$50,357

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,451	$3,731
Income Taxes	$401	$340

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividend payable and accretion	$295	—
Transfer of loans held-for-investment to other real estate owned	—	$5,502
Stock dividend distributed	$2,249	$8,642

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008 and December 31, 2008

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

Recently Issued Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date.  SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone.  Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141R is effective for periods beginning on or after December 15, 2008.  Earlier application is prohibited.  SFAS No. 141R will be applied to business combinations occurring after the effective date.  The Company currently does not have any business combination contemplated that are expected to be closed after the effective date; therefore, the adoption of SFAS No. 141R did not have an impact on the consolidated financial statements or results of operations of the Company.

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

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of FSP 157-4 during the second quarter of 2009.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.  The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  The FSP is effective for interim reporting periods ending after June 15, 2009.  The Company adopted the FSP for the quarter ended June 30, 2009.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.   The Company adopted the FSP during the second quarter of 2009, but the adoption did not have any impact on the consolidated financial statements since the Company did not hold any other-than-temporarily impaired debt securities.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated.  The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral.  See discussion on page [INSERT PAGE NUMBER] “Asset Quality” regarding impaired/problem loans.

Changes in the allowance for loan losses during the six-month periods ended June 30, 2009 and 2008 and for the year ended December 31, 2008 were as follows:

	(in thousands)

	Six months ended June 30,		Year ended December 31,
	2009	2008	2008
Balance, beginning of period	$14,435	$10,876	$10,876
Provision for loan losses	2,267	6,422	16,164
Loan charge-offs	(3,267)	(5,529)	(13,324)
Loan recoveries	742	327	719
Balance, end of period	$14,177	$12,096	$14,435

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2009 for cash proceeds equal to the fair value of the loans.

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

At June 30, 2009, the Company had $3,776,000 of mortgage loans held-for-sale.  At June 30, 2009 and December 31, 2008, the Company serviced real estate mortgage loans for others of $165,353,000 and $122,734,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2009 and December 31, 2008.

	(in thousands)
	December 31, 2008	Additions	Reductions	June 30, 2009

Mortgage servicing rights	$978	$497	$122	$1,353
Valuation allowance	(85)	(193)	—	(278)
Mortgage servicing rights, net of valuation allowance	$893	$304	$122	$1,075

4.           OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 22, 2009, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2009 to shareholders of record as of February 27, 2009.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

Earnings (Loss) Per Share (EPS)

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2009 and 2008

	(in thousands, except share and earnings
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$576	$(864)	$1,029	$(804)
Preferred stock dividend and accretion	$(244)	—	$(295)	—
Net income (loss) available to common shareholders	$332	$(864)	$734	$(804)

Weighted average common shares outstanding	8,973,645	8,904,766	8,966,467	8,970,627
Basic EPS	$0.04	$(0.10)	$0.08	$(0.09)

Diluted earnings (loss) per share:
Net income (loss)	$576	$(864)	$1,029	$(804)
Preferred stock dividend and accretion	$(244)	—	$(295)	—
Net income (loss) available to common shareholders	$332	$(864)	$734	$(804)

Weighted average common shares outstanding	8,973,645	8,904,766	8,966,467	8,970,627

Effect of dilutive options	7,174	—	26,184	—

Adjusted weighted average common shares outstanding	8,980,819	8,904,766	8,992,651	8,970,627
Diluted EPS	$0.04	$(0.10)	$0.08	$(0.09)

Options not included in the computation of diluted earnings (loss) per share because they would have had an anti-dilutive effect amounted to 429,954 shares and 148,624 shares for the three months ended June 30, 2009 and 2008 respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings (loss) per share because they would have had an anti-dilutive effect.

Options not included in the computation of diluted earnings (loss) per share because they would have had an anti-dilutive effect amounted to 429,954 shares and 122,832 shares for the six months ended June 30, 2009 and 2008 respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings (loss) per share because they would have had an anti-dilutive effect.

5.    STOCK PLANS

The following table presents the activity related to stock options for the three months ended June 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	520,336	$11.19

Granted	—	—

Cancelled / Forfeited	—	—

Exercised	—	—	—

Options outstanding at End of Period	520,336	$11.19	$81,277	4.54

Exercisable (vested) at End of Period	465,322	$10.47	$71,197	4.17

The following table presents the activity related to stock options for the six months ended June 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	555,591	$10.71

Granted	8,000	$4.50

Cancelled / Forfeited	(1,840)	$3.65

Exercised	(41,415)	$3.81	$101,246

Options outstanding at End of Period	520,336	$11.19	$81,277	4.54

Exercisable (vested) at End of Period	465,322	$10.47	$71,197	4.17

The weighted average fair value of options granted during the six-month period ended June 30, 2009 was $1.75 per share.

As of June 30, 2009, there was $196,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 1.48 years.

There was $89,000 of recognized compensation cost related to non-vested stock options for the six months ended June 30, 2009.

A summary of the weighted average assumptions used in valuing stock options during the three months and six months ended June 30, 2009 is presented below:

	Three Months Ended	Six Months Ended
	June 30, 2009*	June 30, 2009
Risk Free Interest Rate	—	2.00%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	41.39%

* There were no stock options or restricted stock granted during the three-month period ended June 30, 2009.

The following table presents the activity related to restricted stock for the three months ended June 30, 2009.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	35,817	$13.20

Granted	—	—

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—	—

Options outstanding at End of Period	35,817	$13.20	$206,306	8.65

The following table presents the activity related to restricted stock for the six months ended June 30, 2009.
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	31,071	$16.03

Granted	9,300	$4.50

Cancelled / Forfeited	—	—

Exercised/Released/Vested	(4,554)	$14.79	$22,551

Options outstanding at End of Period	35,817	$13.20	$206,306	8.65

The weighted average fair value of options granted during the six-month period ended June 30, 2009 was $4.50 per share.

As of June 30, 2009, there was $276,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.53 years.

There was $62,000 of recognized compensation cost related to non-vested stock options for the six months ended June 30, 2009.

The Company has an Employee Stock Purchase Plan (“ESPP”).  Under the plan, the Company is authorized to issue to eligible employees shares of common stock.  There are 292,136 (adjusted for the 2009 stock dividend) shares authorized under the ESPP.  The ESPP will terminate February 27, 2017.  The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2008 to November 23, 2009.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the date of participation or the fair market value on the last trading day during the participation period.

As of June 30, 2009, there was $35,000 of unrecognized compensation cost related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $35,000 of recognized compensation cost related to ESPP grants for the six-month period ended June 30, 2009.

The weighted average fair value at grant date during the six-month period ended June 30, 2009 was $2.36.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months and six months ended June 30, 2009 is presented below:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Risk Free Interest Rate	0.95%	0.95%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	48.13%	48.13%

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
Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.
Other Real Estate Owned

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charge to the allowance for loan losses subsequent to foreclosure.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 by SFAS No. 157 valuation hierarchy.

	(in thousands)
June 30, 2009	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$53,016	$256	$52,760	$—

Total investments at fair value	$53,016	$256	$52,760	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2009.

	(in thousands)
June 30, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$9,303	$—	$—	$9,303
Other real estate owned	3,172	—	—	3,172
Loan servicing rights	1,075	—	—	1,075

Total assets at fair value	$13,550	$—	$—	$13,550

9.    PREFERRED STOCK AND COMMON STOCK WARRANTS

On March 13, 2009, we issued to the U.S. Treasury 17,390 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation preference per share equal to $1,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  At any time, we may, at our option, subject to any necessary bank regulatory approval, redeem the Series A Preferred Stock at a price equal to its liquidation preference plus accrued and unpaid dividends.  The Series A Preferred Stock is generally non-voting.  We are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared prior to March 13, 2009 without the U.S. Treasury’s approval (but this does not affect our ability to declare and pay stock dividends) unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  Further, our common shares may not be repurchased if we are in arrears on the payment of Series A Preferred Shares dividends.  The U.S. Treasury, as part of the preferred stock issuance, received a warrant to purchase 352,977 shares of our common stock at an initial exercise price of $7.39.  The proceeds from the U.S. Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred stock.  The fair value of the warrants was determined using a valuation model which incorporates assumptions including our common stock price, dividend yield, stock price volatility and the risk-free interest rate.  The fair value of the preferred stock is determined based on assumptions regarding the discount rate (market rate) on the preferred stock which was estimated to be approximately 12% at the date of issuance.  The discount on the preferred stock will be accreted to par value using a constant effective yield of approximately 5.9% over a ten-year term, which is the expected life of the preferred stock.  Both the preferred stock and the warrant are accounted for as components of Tier 1 Capital.

10.    FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company’s financial instruments for the period ended June 30, 2009 are approximately as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$129,500	$129,500	$66,010	$66,010
Investment securities	53,016	53,016	42,106	42,106
Other equity securities	2,506	2,506	2,311	2,311
Loans:
Net loans	486,850	486,381	516,968	516,949
Loans held-for-sale	3,776	3,835	2,192	2,192
Financial liabilities:
Deposits	616,618	595,666	584,718	547,419
FHLB advances and other borrowings	12,115	12,682	18,259	19,025

	June 30, 2009		December 31, 2008
(in thousands)	Contract amount	Fair value	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$186,489	$1,399	$198,615	$1,490
Standby letters of credit	4,962	50	5,715	57

11.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at June 30, 2009 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available-for-sale:
U.S. Treasury securities	$256	$—	$—	$256
Securities of U.S. government agencies and corporations	—	—	—	—
Obligations of states and political subdivisions	25,675	173	(503)	25,345
Mortgage-backed securities	27,439	58	(82)	27,415

Total debt securities	$53,370	$231	$(585)	$53,016

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2008 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available-for-sale:
U.S. Treasury securities	$249	$25	$—	$274
Securities of U.S. government agencies and corporations	2,018	21	—	2,039
Obligations of states and political subdivisions	26,345	244	(358)	26,231
Mortgage-backed securities	13,223	369	(30)	13,562

Total debt securities	$41,835	$659	$(388)	$42,106

Gross realized gains from sales of available-for-sale securities were $264 for the six months ended June 30, 2009 and $666 for the year ended December 31, 2008.  Gross realized losses from sales of available-for-sale securities were $0 for the six months ended June 30, 2009 and $97 for the year ended December 31, 2008.

The amortized cost and estimated market value of debt and other securities at June 30, 2009, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated market value

Due in one year or less	$1,416	$1,422
Due after one year through five years	30,728	30,756
Due after five years through ten years	1,998	1,991
Due after ten years	19,228	18,847

	$53,370	$53,016

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities totaling $27,352.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2009, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	858	(47)	10,539	(456)	11,397	(503)

Mortgage-backed securities	9,923	(76)	1,549	(6)	11,472	(82)

Total	$10,781	$(123)	$12,088	$(462)	$22,869	$(585)

No decline in value was considered “other-than-temporary” during 2009.  Ten securities that had a fair market value of $10,781 and a total unrealized loss of $123 have been in an unrealized loss position for less than twelve months as of June 30, 2009.  In addition, forty securities with a fair market value of $12,088 and a total unrealized loss of $462 that have been in an unrealized loss position for more than twelve months as of June 30, 2009.  Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2008, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	4,888	(197)	5,454	(161)	10,342	(358)

Mortgage-backed securities	1,638	(30)	30	—	1,668	(30)

Total	$6,526	$(227)	$5,484	$(161)	$12,010	$(388)

No decline in value was considered “other-than-temporary” during 2008.  Twenty securities that had a fair market value of $6,526 and a total unrealized loss of $227 have been in an unrealized loss position for less than twelve months as of December 31, 2008.  In addition, fifteen securities with a fair market value of $5,484 and a total unrealized loss of $161 that have been in an unrealized loss position for more than twelve months as of December 31, 2008.  Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Investment securities carried at $28,152 June 30, 2009 and $21,071 at December 31, 2008, were pledged to secure public deposits or for other purposes as required or permitted by law.

12.    SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through August 6, 2009, and has concluded that there are no significant subsequent events requiring disclosure through the date these financial statements were issued.

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the "safe harbor" created by those sections.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report.  Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used, and include assumptions concerning the Company's operations, future results, and prospects.  These forward-looking statements are based upon current expectations and are subject to risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions, including the continuing fiscal challenges for the State of California and the financial crisis affecting the banking system and financial markets; (ii) uncertainty regarding the economic outlook resulting from the continuing hostilities in the Middle East and the war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of commercial, agricultural, real estate, consumer and other lending activities; (v) adverse effects of current and future federal and state banking or other laws and regulations or governmental fiscal or monetary policies including legislative responses to the financial crisis affecting the banking system and financial markets; (vi) competition in the banking industry; (vii) deposit migration trends and changes in demand for loan products and other bank products; (viii) changes in accounting standards; (ix) our participation in the U.S. Treasury TARP Capital Purchase Program;  and (x) other external developments which could materially impact the Company's operational and financial performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.  For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A. of Part II of this Report.

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the six-month periods ended June 30, 2009 and 2008 and should be read in conjunction with the Company's consolidated 2008 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2008, along with other financial information included in this Report.

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

Significant results and developments during the second quarter and year-to-date 2009 include:

•  Net income of $1.03 million for the six months ended June 30, 2009, up 228% from the $(0.80) million for the same fiscal period last year.

•  Diluted income per share for the six months ended June 30, 2009 was $0.08, up 189% from the diluted income per share of $(0.09) reported in the same period last year (per share data has been adjusted for stock dividends).

•  Net interest income decreased in the six months ended June 30, 2009 by $2.3 million, or 13.5%, to $14.4 million from $16.7 million in the same period last year.  The decrease in net interest income was primarily attributable to a decrease in interest yields, which was partially offset by a decrease in interest costs.  Net interest margin decreased from 5.43% for the six-month period ending June 30, 2008 to 4.77% for the same period ending June 30, 2009.

•  Provision for loan losses of $2.3 million for the six-month period ended June 30, 2009 compared to a provision for loan losses of $6.4 million for the same period in 2008.  The decrease in the provision for loan losses during the six-month period in 2009 was primarily due to normalization in collateral values which was partially offset by the repayment abilities of some of the Bank's customers centered in the Company's residential construction and construction related commercial segment of the loan portfolio affected by the repercussions of the country's housing market crisis.

•  Total assets at June 30, 2009 were $715.0 million, an increase of $53.7 million, or 8.1%, from levels at June 30, 2008.

•  Total net loans at June 30, 2009 (including loans held-for-sale) decreased $22.8 million, or 4.4%, to $490.6 million compared to June 30, 2008.

•  Total investment securities at June 30, 2009 decreased $3.0 million, or 5.4%, to $53.0 million compared to June 30, 2008.

•  Total deposits of $616.6 million at June 30, 2009, represented an increase of $42.8 million, or 7.5%, compared to June 30, 2008.  We believe a primary reason for the increase in deposits was depositor movement from troubled financial institutions and the stock market and the Company’s standing in the communities it serves.  Since the peak in the real estate market, deposits in the real estate related business accounts show consistent reduction in average and end of period balances while the number of customers has remained stable.

•  Net income (loss) for the quarter of $0.58 million, up 166.7% from the $(0.86) million loss in the second quarter of 2008.

•  Diluted earnings (loss) per share for the quarter of $0.04 compared to $(0.10) loss per diluted share earned a year ago.

SUMMARY

The Company recorded net income of $1,029,000 for the six-month period ended June 30, 2009, representing an increase of $1,833,000 from a net loss of $804,000 for the same period in 2008.

The following table presents a summary of the results for the three-month and six-month periods ended June 30, 2009 and 2008.

	(in thousands, except per share and percentage)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

For the Period:

Net Income (loss)	$576	$(864)	$1,029	$(804)

Basic Earnings (loss) Per Common Share*	$0.04	$(0.10)	$0.08	$(0.09)

Diluted Earnings (loss) Per Common Share*	$0.04	$(0.10)	$0.08	$(0.09)

At Period End:

Total Assets	715,041	661,375	715,041	661,375

Total Loans, Net (including loans held-for-sale)	490,626	513,383	490,626	513,383

Total Investment Securities	53,016	56,053	53,016	56,053

Total Deposits	616,618	573,775	616,618	573,775

Loan-To-Deposit Ratio	79.57	89.5	79.57	89.5

*Adjusted for stock dividends

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$491,107	$7,833	6.40%	$505,182	$8,540	6.78%
Federal funds sold	71,472	20	0.11%	23,876	127	2.13%
Interest bearing due from banks	2,525	29	4.61%	16,571	144	3.49%
Investment securities, taxable	30,729	273	3.56%	28,043	342	4.89%
Investment securities, non-taxable (2)	24,318	256	4.22%	31,649	328	4.16%
Other interest earning assets	2,446	6	0.98%	2,241	37	6.62%
Total interest-earning assets	622,597	8,417	5.42%	607,562	9,518	6.28%
Non-interest-earning assets:
Cash and due from banks	40,147			22,853
Premises and equipment, net	7,687			7,978
Other real estate owned	3,444			3,407
Accrued interest receivable and other assets	27,015			24,981
Total average assets	700,890			666,781

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	128,915	156	0.49%	132,311	226	0.69%
Savings and MMDA’s	163,460	306	0.75%	174,489	429	0.99%
Time, under $100,000	72,167	261	1.45%	43,073	252	2.35%
Time, $100,000 and over	67,758	348	2.06%	67,713	534	3.16%
FHLB advances and other borrowings	13,680	123	3.61%	9,093	61	2.69%
Total interest-bearing liabilities	445,980	1,194	1.07%	426,679	1,502	1.41%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	170,063			171,308
Accrued interest payable and other liabilities	6,064			5,615
Total liabilities	622,107			603,602
Total stockholders’ equity	78,783			63,179
Total average liabilities and stockholders’ equity	$700,890			$666,781
Net interest income and net interest margin (3)		$7,223	4.65%		$8,016	5.29%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $567 and $382 for the three months ended June 30, 2009 and 2008, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended			Six months ended
	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$494,726	$15,770	6.43%	$496,484	$17,780	7.18%
Federal funds sold	62,781	39	0.13%	31,533	417	2.65%
Interest bearing due from banks	2,513	60	4.81%	19,690	412	4.20%
Investment securities, taxable	23,998	467	3.92%	34,356	840	4.90%
Investment securities, non-taxable (2)	24,663	518	4.24%	32,990	686	4.17%
Other interest earning assets	2,379	6	0.51%	2,221	66	5.96%
Total interest-earning assets	611,060	16,860	5.56%	617,274	20,201	6.56%
Non-interest-earning assets:
Cash and due from banks	39,667			23,996
Premises and equipment, net	8,024			7,970
Other real estate owned	3,889			2,224
Accrued interest receivable and other assets	26,861			24,938
Total average assets	689,501			676,402

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	126,518	332	0.53%	131,532	550	0.84%
Savings and MMDA’s	163,432	589	0.73%	176,412	997	1.13%
Time, under $100,000	69,638	528	1.53%	43,941	584	2.67%
Time, $100,000 and over	65,268	684	2.11%	69,140	1,222	3.54%
FHLB advances and other borrowings	15,502	281	3.66%	9,743	147	3.03%
Total interest-bearing liabilities	440,358	2,414	1.11%	430,768	3,500	1.63%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	172,279			175,364
Accrued interest payable and other liabilities	5,997			6,030
Total liabilities	618,634			612,162
Total stockholders’ equity	70,867			64,240
Total average liabilities and stockholders’ equity	$689,501			$676,402
Net interest income and net interest margin (3)		$14,446	4.77%		$16,701	5.43%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $1,057 and $1,094 for the six months ended June 30, 2009 and 2008, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $16,040,000 increase in cash and due from banks, a $47,450,000 increase in Federal funds sold, a $10,910,000 increase in investment securities available-for-sale, a $30,118,000 decrease in net loans held-for-investment, a $1,584,000 increase in loans held-for-sale, a $1,196,000 decrease in other real estate owned and a $576,000 decrease in accrued interest receivable and other assets from December 31, 2008 to June 30, 2009.  The increase in cash and due from banks was largely the result of an increase in non-interest bearing due from banks accounts.  The increase in Federal funds sold was due, in large part, to a decrease in net loans held-for-investment, and an increase in deposits, which was partially offset by an increase in investment securities available-for-sale.  The increase in investment securities available-for-sale was primarily the result of purchases of agency mortgage-back securities and was moderately offset by a decrease in agency bonds.  Management evaluated the unrealized loss associated with the investment securities available-for-sale and no decline was considered “other than temporary” at June 30, 2009.  Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.  The decrease in loans held-for-investment was in large part due to decreases in the following loan categories: commercial and industrial; agricultural; equipment; true equipment leases; real estate,  real estate commercial and construction and real estate SBA (Small Business Administration), which were partially offset by increases in home equity loans.  The increase in loans held-for-sale was in real estate loans and was due, for the most part, to an increase in the origination of loans.  The Company originated approximately $72,249,000 in residential mortgage loans during the first six months of 2009, which was offset by approximately $70,665,000 in loan sales during this period.  The decrease in other real estate owned was due to a decline in the value of other real estate owned and the sale of other real estate owned.  The decrease in accrued interest receivable and other assets was mainly due to decreases in housing tax credits, which was partially offset by increases in the cash surrender value of bank owned life insurance, accrued income taxes receivable, mortgage servicing asset and prepaid expenses.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $31,900,000 at June 30, 2009 compared to December 31, 2008.  The increase in deposits was due to increases the following deposit accounts: savings; money market; interest-bearing transaction and time deposits, which was partially offset by a decrease in demand deposit accounts.  The primary reason for the increase in deposits was due to the ongoing economic impact of the deterioration of the stock market and as a result of depositor movement to federally insured deposit accounts.  The decrease in demand deposit accounts is due in large part to the impact of the slowing real estate activity in the communities served by the Company.  Since the peak in the real estate market, deposits in the real estate related business accounts show consistent reduction in average and end of period balances while the number of customers has remained stable.  Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $6,144,000 for the six months ended June 30, 2009 compared to the year ended December 31, 2008, due maturing FHLB advances.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee decreased the Federal Funds rate 188 basis points during the twelve-month period ended June 30, 2009.

Interest income on loans for the six-month period ended June 30, 2009 was down 11.3% from the same period in 2008, decreasing from $17,780,000 to $15,770,000 and was down 8.3% for the three-month period ended June 30, 2009 over the same period in 2008, from $8,540,000 to $7,833,000.  The decrease in interest income on loans for the six-month period ended as compared to the same period a year ago was primarily due to a 75 basis point decrease in loan yields combined with a decrease in average loans.  The decrease for the three-month period ended June 30, 2009 as compared to the same period a year ago was primarily due to a 38 basis point decrease in loan yields combined with a decrease in average loans.

Interest income on investment securities available-for-sale for the six-month period ended June 30, 2009 was down 35.5% from the same period in 2008, decreasing from $1,526,000 to $985,000 and was down 21.0% for the three-month period ended June 30, 2009 over the same period in 2008, from $670,000 to $529,000.  The decrease in interest income on investment securities for the six-month period ended June 30, 2009 as compared to the same period a year ago was primarily due to a decrease in average investment securities combined with a 49 basis point decrease in investment securities yields.  The decrease for the three-month period ended June 30, 2009 as compared to the same period a year ago was primarily due to a 65 basis point decrease in investment securities yields combined with a decrease in average investment securities.

Interest income on Federal Funds sold for the six-month period ended June 30, 2009 was down 90.7% from the same period in 2008, decreasing from $417,000 to $39,000 and was down 84.3% for the three-month period ended June 30, 2009 over the same period in 2008, from $127,000 to $20,000.  The decrease in interest income on Federal Funds for the six-month period ended as compared to the same period a year ago was primarily due to a 252 basis point decrease in Federal Funds yields, which was partially offset by an increase in average Federal Funds sold.  The decrease for the three-month period ended June 30, 2009 as compared to the same period a year ago was primarily due to a 202 basis point decrease in Federal Funds yields, which was partially offset by an increase in average Federal Funds sold.

Interest income on other interest-earning assets for the six-month period ended June 30, 2009 was down 90.9% from the same period in 2008, decreasing from $66,000 to $6,000 and was down 83.8% for the three-month period ended June 30, 2009 over the same period in 2008, decreasing from $37,000 to $6,000.  The decrease in interest income on other interest-earning assets for the six-month period ended June 30, 2009 as compared to the same period a year ago was primarily due to a 545 basis point decrease in other earning asset yields, which was partially offset by an increase in average other interest earning assets.  The decrease in interest income on other interest-earning assets for the three-month period ended June 30, 2009 as compared to the same period a year ago was primarily due to a 564 basis point decrease in other earning asset yields, which was partially offset by an increase in average other interest earning assets.

Interest income on interest-bearing due from banks for the six-month period ended June 30, 2009 was down 85.4% from the same period in 2008, decreasing from $412,000 to $60,000 and was down 79.9% for the three-month period ended June 30, 2009 over the same period in 2008, decreasing from $144,000 to $29,000.  The decrease in interest income on interest-bearing due from banks for the six-month period ended June 30, 2009 as compared to the same period a year ago was primarily due to a decrease in average interest-bearing due from banks, which was partially offset by a 61 basis point increase in interest-bearing due from banks yields.  The decrease in interest income on interest-bearing due from banks for the three-month period ended June 30, 2009 as compared to the same period a year ago was primarily due to a decrease in average interest-bearing due from banks, which was partially offset by a 112 basis point increase in interest-bearing due from banks yields.

Interest Expense

The decrease in general market interest rates decreased the Company’s cost of funds in the first six months of 2009 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2009 was down 31.0% from the same period in 2008, decreasing from $3,500,000 to $2,414,000, and was down 20.5% for the three-month period ended June 30, 2009 over the same period in 2008 from $1,502,000 to $1,194,000.  The decrease in interest expense during the six-month period ended June 30, 2009 was primarily due to a 52 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in interest expense during the three-month period ended June 30, 2009 was primarily due to a 34 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.

Provision for Loan Losses

There was a provision for loan losses of $2,267,000 for the six-month period ended June 30, 2009 compared to a provision for loan losses of $6,422,000 for the same period in 2008.  The allowance for loan losses was approximately $14,177,000, or 2.83% of total loans, at June 30, 2009 compared to $14,435,000, or 2.71% of total loans, at December 31, 2008.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

There was a provision for loan losses of $1,161,000 for the three-month period ended June 30, 2009 compared to a $2,763,000 provision for the same period in 2008.

The decreases in the provision for loan losses during the three-month and six-month periods in 2009 were primarily due to stabilization in collateral values and repayment abilities of some of the Bank's customers centered in the Company's residential construction and construction-related commercial segment of the loan portfolio affected by the repercussions of the country's housing market crisis.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the six-month period ended June 30, 2009 compared to a recovery of provision of $4,000 for the same period in 2008.

There was no provision for unfunded lending commitment losses for the three-month period ended June 30, 2009 compared to a provision of $37,000 for the same period in 2008.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 3.2% for the six-month period ended June 30, 2009 from the same period in 2008 increasing from $4,075,000 to $4,207,000.

This increase was primarily due to increases in gains on sales of loans held-for-sale, mortgage brokerage income, and loan servicing income, which was partially offset by decreases in gains on available-for-sale securities, investment brokerage services income, service charges on deposit accounts, and other miscellaneous income.  The increases in gains on sales of loans held-for-sale, mortgage brokerage income, and loan servicing income were the result of increased residential mortgage activity.  The decrease in gains on available-for-sale securities was due to a higher level of sales during the first half of 2008, compared to the first half of 2009.  The decrease in investment brokerage services income was due to a decrease in the demand for those services.  The decrease in service charges on deposit accounts was due to a decrease in overdraft fees.  The decrease in other miscellaneous income was due to decreases in standby letters of credit fees.

Other operating income was up 36.8% for the three-month period ended June 30, 2009 from the same period in 2008, increasing from $1,803,000 to $2,467,000.

This increase was primarily due to increases in gains on sales of loans held-for-sale, mortgage brokerage income, loan servicing income, and gains on available-for-sale securities, which was partially offset by decreases in investment brokerage services income, service charges on deposit accounts, and other miscellaneous income.  The increases in gains on sales of loans held-for-sale, mortgage brokerage income, and loan servicing income were the result of increased residential mortgage activity.  The increase in gains on available-for-sale securities was due to gains on sales during the second quarter of 2009, compared to a loss on sales during the second quarter of 2008.  The decrease in investment brokerage services income was due to a decrease in the demand for those services.  The decrease in service charges on deposit accounts was due to a decrease in overdraft fees.  The decrease in other miscellaneous income was due to decreases in standby letters of credit fees.

Other Operating Expenses

Total other operating expenses was up 4.19% for the six-month period ended June 30, 2009 from the same period in 2008, increasing from $15,151,000 to $15,786,000.

The principal reasons for the increase in other operating expenses in the six-month period ended June 30, 2009 were increases in the following: occupancy and equipment expense; data processing; other real estate owned expense; and other miscellaneous operating expense, which were partially offset by decreases in salaries and benefits, stationary and supplies, and advertising.  The increase in occupancy and equipment expense was due to increases in the following: rent expense; and solar equipment rental, which was partially offset by decreases in other equipment rental; equipment and building maintenance; bank owned vehicle expense; utilities; hazard and liability insurance expense; and  depreciation on furniture and equipment and computer hardware.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system. The increase in other real estate owned expense was due to write-downs and maintenance expenses related to OREO properties.  The decrease in salaries and benefits was due, for the most part, to decreases in the following:  merit salaries; profit sharing expenses due to decreased profits, contingent sick-pay and vacation-pay; stock compensation expense; retirement compensation expense; and worker’s compensation expense, which were partially offset by increases in commissions paid; and payroll taxes.  The decrease in stationery and supplies was due to a decrease in supply usage.  The decrease in advertising costs was due to a decrease in printed materials and related costs.

Total other operating expenses was up 2.63% for the three-month period ended June 30, 2009 from the same period in 2008, increasing from $7,910,000 to $8,118,000.

The principal reasons for the increase in other operating expenses in the three-month period ended June 30, 2009 were increases in the following: salaries and benefits; data processing; and other miscellaneous operating expense, which were partially offset by decreases in occupancy and equipment expense; stationary and supplies; and advertising.  The increase in salaries and benefits was due, for the most part, to increases in deferred loan processing costs; commissions paid; and profit sharing expenses due to increased profits; which were partially offset by decreases in the following:  merit salaries; stock compensation expense; and retirement compensation expense.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system.  The decrease in occupancy and equipment expense was due to decreases in the following: other equipment rental; equipment and building maintenance; bank owned vehicle expense; utilities; hazard and liability insurance expense; and depreciation on furniture and equipment and computer hardware; which was partially offset by increases in rent expense; and solar equipment rental.  The decrease in stationery and supplies was due to a decrease in supply usage.  The decrease in advertising costs was due to a decrease in printed materials and related costs.

The following table sets forth other miscellaneous operating expenses by category for the three-month and six-month periods ended June 30, 2009 and 2008.

	(in thousands)

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Other miscellaneous operating expenses
Provision (recovery of provision) for unfunded lending commitments	$—	$37	$—	$(4)
FDIC assessments	536	105	752	225
Contributions	19	47	39	70
Legal fees	76	108	185	178
Accounting and audit fees	115	106	239	365
Consulting fees	70	127	122	232
Postage expense	91	103	188	171
Telephone expense	81	72	149	136
Public relations	71	95	109	199
Training expense	25	62	45	123
Loan origination expense	206	164	467	264
Computer software depreciation	53	61	106	122
Sundry losses	65	123	125	158
Loan collection expense	99	34	205	70
Other miscellaneous expense	319	312	610	649

Total other miscellaneous operating expenses	$1,826	$1,556	$3,341	$2,958

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the six months ended June 30, 2009, the Company’s benefit for income taxes increased $436,000 from the same period last year, from a $7,000 expense to a benefit of $429,000.

In the three months ended June 30, 2009, the Company’s benefit for income taxes increased $175,000 from the same period last year, from a $10,000 expense to a benefit of $165,000.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2009	December 31, 2008

Undisbursed loan commitments	$186,489	$198,615
Standby letters of credit	4,962	5,715
	$191,451	$204,330

The reserve for unfunded lending commitments amounted to $1,021,000 at June 30, 2009, which was unchanged from December 31, 2008.  The reserve for unfunded lending commitments is included in other liabilities.

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

Non-accrual loans amounted to $15,504,000 at June 30, 2009 and were comprised of six commercial loans totaling $1,076,000, two agricultural loans totaling $129,000, one consumer loan totaling $99,000, eight commercial real estate loans totaling $6,778,000, twenty four residential construction loans totaling $6,953,000 and two residential mortgage loans totaling $469,000.  At December 31, 2008, non-accrual loans amounted to $13,545,000 and were comprised of six commercial loans totaling $2,619,000, six commercial real estate loans totaling $4,184,000, eleven residential construction loans totaling $6,309,000, one residential mortgage loan totaling $334,000, and one consumer loan totaling $99,000.  Non-accrual loans amounted to $14,098,000 at June 30, 2008 and were comprised of two commercial loans totaling $198,000, two agricultural loans totaling $297,000 and twenty-seven real estate loans totaling $13,603,000.

Total impaired loans at June 30, 2009, consisting of loans on non-accrual status, totaled $15,504,000, the majority of the impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had loans 90 days past due and still accruing totaling $0, $1,919,000 and $713,000 at June 30, 2009 and 2008 and December 31, 2008, respectively.

The Company had loans restructured and in compliance with modified terms totaling $3,565,000, $0 and $2,682,000 at June 30, 2009 and 2008 and December 31, 2008, respectively.

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

OREO amounted to $3,172,000, $5,729,000, and $4,368,000 for the periods ended June 30, 2009 and 2008, and December 31, 2008, respectively.  The decrease in OREO at June 30, 2009 from the balance at December 31, 2008 was due, for the most part, to write-downs of OREO properties.

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

The following table summarizes the loan loss experience of the Company for the six-month periods ended June 30, 2009 and 2008, and for the year ended December 31, 2008.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2009	2008	2008

Balance at beginning of period	$14,435	$10,876	$10,876
Provision for loan losses	2,267	6,422	16,164
Loans charged-off:
Commercial	(656)	(279)	(2,224)
Agriculture	—	—	(88)
Real estate mortgage	(712)	(1,090)	(299)
Real estate construction	(1,730)	(3,973)	(10,265)
Consumer loans to individuals	(169)	(187)	(448)

Total charged-off	(3,267)	(5,529)	(13,324)

Recoveries:
Commercial	11	62	153
Agriculture	—	51	56
Real estate mortgage	—	32	32
Real estate construction	605	—	159
Consumer loans to individuals	126	182	319

Total recoveries	742	327	719

Net charge-offs	(2,525)	(5,202)	(12,605)

Balance at end of period	$14,177	$12,096	$14,435

Ratio of net charge-offs
To average loans outstanding during the period	(0.50%)	(1.03%)	(2.40%)
Allowance for loan losses
To total loans at the end of the period	2.83%	2.31%	2.71%
To non-performing loans at the end of the period	91.44%	75.52%	101.24%

Non-performing loans totaled $15,504,000, $16,017,000, and $14,258,000 at June 30, 2009 and 2008, and December 31, 2008, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2009, the Company had the following deposit mix: 27.4% in savings and MMDA deposits, 23.1% in time deposits, 21.0% in interest-bearing transaction deposits and 28.5% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2009 and December 31, 2008 are summarized as follows:

	(in thousands)
	June 30, 2009	December 31, 2008
Three months or less	$35,845	$27,753
Over three to twelve months	40,241	26,595
Over twelve months	9,738	5,248
Total	$85,824	$59,596

We believe the increase in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the lack of investor confidence in the stock market.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios with the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 79.6% on June 30, 2009.  In addition, on June 30, 2009, the Company had the following short-term investments:  $88,310,000 in Federal funds sold; $2,500,000 in Certificate of Deposit Account Registry Service (“CDARS”); $2,908,000 in securities due within one year; and $4,101,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $13,000,000 at June 30, 2009; additionally the Company has a line of credit with the Federal Home Loan Bank, on which the current borrowing capacity is $119,201,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2009, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of June 30, 2009.

	(amounts in thousands except percentage amounts)
	Actual		Adequately	Well Capitalized
			Capitalized	Ratio
	Capital	Ratio	Ratio	Requirement
Leverage	$75,435	10.79%	4.0%	5.0%
Tier 1 Risk-Based	$75,435	13.69%	4.0%	6.0%
Total Risk-Based	$82,136	14.91%	8.0%	10.0%

CPP Participation

On March 13, 2009 the Company received $17,390,000 from the U.S. Treasury in exchange for 17,390 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (Preferred Shares) and a warrant to purchase 352,977 shares of common stock at $7.39 per share under the Capital Purchase Program (CPP).  The Company used the proceeds from this sale, net of issuance costs and expenses, for general working capital.  The Preferred Shares and Warrant qualify as Tier 1 capital for regulatory purposes.  The Preferred Shares rank senior to common stock and bear a cumulative dividend rate of five percent per annum for the first five years they are outstanding and a rate of nine percent per annum thereafter.  The Preferred Shares have no maturity date and rank senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Company at any time at 100% of their liquidation preference.

The U.S. Treasury may not transfer a portion or portions of the warrant with respect to, and/or exercise the warrant for more than one-half of, the 352,977 shares of common stock issuable upon exercise of the warrant, in the aggregate, until the earlier of (i) the date on which the Company has redeemed the Preferred Shares and (ii) December 31, 2009. In the event the Company redeems the Preferred Shares pursuant to the terms of the CPP prior to December 31, 2009, the number of the shares of common stock underlying the portion of the warrant then held by the U.S. Treasury will be reduced by one-half of the shares of common stock originally covered by the warrant.  If we redeem the Preferred Shares, we will also have the right to repurchase the warrant at fair market value pursuant to procedures established by the U.S. Treasury.

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

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2009, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2009.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized, and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended June 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   – OTHER INFORMATION

ITEM 1A. – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by Part II, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2009, which could materially affect our business, financial condition or future results and the following information.

We are accepting California Registered Warrants for payment on a limited basis.

On June 25, 2009, the State Controller’s Office announced that it would begin to issue IOUs in the form of registered warrants in July as the budget impasse has left the State with insufficient cash.  The registered warrants, with an annual interest rate for the IOUs at 3.75% for banks and other financial institutions willing to accept the warrants, are redeemable on October 2, 2009 subject to the availability of funds.  We have accepted the warrants, subject to an overall limit and individual limits established by the Company’s Management.  As of the date of this report, we have accepted registered warrants totaling approximately $100,000 which is well below the overall limit.  If we were to approach our internal limit it is possible that we would revise our internal policies to increase the overall or individual limits, depending on our analysis of the overall circumstances at such time.  By accepting the registered warrants we are assuming credit risk of repayment by the State of California.  In connection with the State of California’s budget crisis, the State of California had its credit rating downgraded by several prominent credit rating agencies, and now holds the lowest credit rating of any state.  On July 24, 2009, the California legislature passed a new budget that Governor Schwarzenegger signed into law on July 28, 2009.  However, the California State Controller has indicated that it will continue to issue IOUs for several weeks until it can verify the financial assumptions contained the budget bills.  This budget also provides for significant spending cuts to services, including education and healthcare.  The financial and economic consequences of this situation cannot be predicted with any certainty at this time.  If the California State government’s budgetary and fiscal difficulties continue or economic conditions in California decline further, we expect that the credit worthiness of the State would be adversely affected.  In addition, our level of problem assets could increase and our prospects for growth could be impaired due to general deterioration in California economic conditions even if the registered warrants are repaid in a timely manner.

ITEM 2.   – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On June 22, 2007, the Company approved a new stock repurchase program effective June 22, 2007 to replace the Company’s previous stock repurchase plan that commenced May 1, 2006.  The new stock repurchase program, which remained in effect until June 21, 2009, allowed repurchases by the Company in an aggregate of up to 4% of the Company’s outstanding shares of common stock over each rolling twelve-month period.

The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  Further, the Company’s common shares may not be repurchased if it is in arrears on the payment of Preferred Share dividends.

The Company made no purchases of its common stock during the quarter ended June 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2009	—	—	—	358,076
May 1 – May 31, 2009	—	—	—	358,076
June 1 – June 30, 2009	—	—	—	— *
Total	—	—	—	— *

* The Stock Purchase Plan expired on June 21, 2009.

A 4% stock dividend was declared on January 22, 2009 with a record date of February 27, 2009 and is reflected in the number of shares purchased and average prices paid per share.

ITEM 4.   – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting of shareholders (the “Annual Meeting”) on May 19, 2009.

(b)
Proxies for the Annual Meeting were solicited pursuant to the rules set forth in Regulation 14A promulgated under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directors as listed in the Company’s proxy statement for the Annual Meeting, and all of such nominees were elected.

(c)	The vote for the nominated directors was as follows:

Nominee	For	Against or Withheld

Lori J. Aldrete	6,560,313	101,264
Frank J. Andrews, Jr.	6,490,366	171,211
John M. Carbahal	6,576,754	84,823
Gregory DuPratt	6,594,398	67,179
John F. Hamel	6,486,036	175,541
Diane P. Hamlyn	6,474,907	186,670
Foy S. McNaughton	6,557,010	104,567
Owen J. Onsum	6,591,095	70,482
David W. Schulze	6,594,398	67,179
Andrew Wallace	6,504,013	157,564

The vote for a non-binding advisory proposal on the compensation of the Company’s Named Executive Officers was as follows:

For	6,222,280
Against	263,652
Abstain	175,653

The vote for ratifying the appointment of Moss Adams LLP as the Company’s independent auditors was as follows:

For	6,548,621
Against	47,262
Abstain	65,695

ITEM 6.   – EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 7, 2009	By:	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)