Form 10-Q
period 2009-11-09
FIRST NORTHERN COMMUNITY BANCORP
filed 2009-11-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of November 6, 2009 was 9,009,462.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

Page
PART I – Financial Information
ITEM I    – Financial Statements (Unaudited) ...3
Condensed Consolidated Balance Sheets ...3
Condensed Consolidated Statements of Operations ...4
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income ...............................................................................................................................................................5
Condensed Consolidated Statements of Cash Flows ...6
Notes to Condensed Consolidated Financial Statements ...7
ITEM 2.   – Management’s Discussion and Analysis of Financial Condition and Results of Operations ............................................................................................................................................36
ITEM 3.   – Quantitative and Qualitative Disclosures about Market Risk ..................................................................................................................................................................................................44
ITEM 4.   – Controls and Procedures ...44
PART II   – Other Information ...44
ITEM 1A. – Risk Factors ...44
ITEM 6.   – Exhibits ...44
SIGNATURES ...44

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share amounts)	2009	2008
	(unaudited)
Assets

Cash and due from banks	$112,922	$25,150
Federal funds sold	—	40,860
Investment securities – available-for-sale	87,218	42,106
Loans, net of allowance for loan losses of $14,179 at September 30, 2009
and $14,435 at December 31, 2008	482,390	516,968
Loans held-for-sale	3,219	2,192
Stock in Federal Home Loan Bank and other equity securities, at cost	2,506	2,311
Premises and equipment, net	7,385	7,620
Other Real Estate Owned	4,748	4,368
Accrued interest receivable and other assets	29,568	29,227

Total Assets	$729,956	$670,802

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$168,287	$181,600
Interest-bearing transaction deposits	124,228	123,614
Savings and MMDA's	180,865	155,656
Time, under $100,000	57,938	64,252
Time, $100,000 and over	98,874	59,596
Total deposits	630,192	584,718

FHLB Advances and other borrowings	11,876	18,259
Accrued interest payable and other liabilities	6,425	5,796

Total liabilities	648,493	608,773

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; 17,390 shares issued and
outstanding at September 30, 2009 and none at December 31, 2008	16,791	—
Common stock, no par value; 16,000,000 shares authorized;
8,973,645 shares issued and outstanding at September 30, 2009 and
8,608,802 shares issued and outstanding at December 31, 2008	62,185	58,983
Additional paid in capital	977	977
Retained earnings	789	2,026
Accumulated other comprehensive income	721	43
Total stockholders’ equity	81,463	62,029

Total Liabilities and Stockholders’ Equity	$729,956	$670,802

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(in thousands, except per share amounts)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest and Dividend Income:
Loans	$7,545	$9,062	$23,315	$26,842
Federal funds sold	19	70	58	487
Due from banks interest bearing accounts	28	109	88	521
Investment securities
Taxable	353	282	820	1,122
Non-taxable	247	300	765	986
Other earning assets	4	33	10	99
Total interest and dividend income	8,196	9,856	25,056	30,057
Interest Expense:
Deposits	1,155	1,282	3,288	4,635
Other borrowings	109	247	390	394
Total interest expense	1,264	1,529	3,678	5,029
Net interest income	6,932	8,327	21,378	25,028
Provision for loan losses	1,661	3,638	3,928	10,060
Net interest income after provision for loan losses	5,271	4,689	17,450	14,968
Other operating income:
Service charges on deposit accounts	909	952	2,653	2,805
Gains on other real estate owned	—	78	4	78
Gains on sales of loans held-for-sale	146	29	720	203
Investment and brokerage services income	334	251	657	635
Mortgage brokerage income	22	3	65	16
Loan servicing income	350	30	709	189
Fiduciary activities income	60	72	216	245
ATM fees	60	61	182	199
Signature based transaction fees	175	153	478	444
Gains on sales of available-for-sale securities	4	29	268	524
Other income	192	188	507	583
Total other operating income	2,252	1,846	6,459	5,921
Other operating expenses:
Salaries and employee benefits	3,817	3,650	11,471	11,716
Occupancy and equipment	950	913	2,888	2,777
Data processing	458	436	1,347	1,254
Stationery and supplies	74	83	293	370
Advertising	154	137	467	503
Directors’ fees	55	53	158	158
Other real estate owned expense and write-downs	135	843	1,464	1,530
Other expense	1,518	1,021	4,859	3,979
Total other operating expenses	7,161	7,136	22,947	22,287
Income (loss) before benefit for income taxes	362	(601)	962	(1,398)
Benefit for income taxes	(169)	(1,573)	(598)	(1,566)

Net income	$531	$972	$1,560	$168

Preferred stock dividends and accretion	$(249)	—	$(544)	—
Net income available to common shareholders	$282	$972	$1,016	$168

Basic income per share	$0.03	$0.11	$0.11	$0.02
Diluted income per share	$0.03	$0.11	$0.11	$0.02

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

							Accumulated
					Additional		Other
	Preferred	Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Stock	Shares	Amounts	Income	Capital	Earnings	Loss	Total

Balance at December 31, 2008	$—	8,608,802	$58,983		$977	$2,026	$43	$62,029

Comprehensive income:

Net income				$1,560		1,560		1,560

Other comprehensive income, net of tax:

Unrealized holding losses on securities arising during the current period, net of tax effect of $560				839
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $107				(161)
Total other comprehensive income, net of tax effect of $453				678			678	678

Comprehensive income				$2,238

Issuance of preferred stock	16,726							16,726
Issuance of common stock warrants			664					664
4% stock dividend		346,011	2,249			(2,249)		—
Dividend on preferred stock						(478)		(478)
Discount accretion on preferred stock	65					(65)		—
Cash in lieu of fractional shares						(5)		(5)
Stock-based compensation and related tax benefits			289					289
Common shares issued, stock options exercised, net of swapped shares		18,832

Balance at September 30, 2009	$16,791	8,973,645	$62,185		$977	$789	$721	$81,463

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Cash Flows From Operating Activities
Net Income	$1,560	$168
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	716	791
Provision for loan losses	3,928	10,060
Stock plan accruals	279	373
Tax benefit for stock options	10	20
Gains on sales of available-for-sale securities	(268)	(524)
Gains on sales of other real estate owned	(4)	(78)
Write-downs on other real estate owned	1,158	1,454
Gains on sales of loans held-for-sale	(720)	(203)
Proceeds from sales of loans held-for-sale	86,604	27,386
Originations of loans held-for-sale	(86,911)	(27,455)
Changes in assets and liabilities:
Decrease in accrued interest receivable and other assets	(783)	(4,175)
Increase (decrease) in accrued interest payable and other liabilities	151	(1,557)
Net cash provided by operating activities	5,720	6,260

Cash Flows From Investing Activities
Net (increase) decrease in investment securities	(43,714)	32,808
Net decrease (increase) in loans	28,437	(46,018)
Net increase in other interest earning assets	(195)	(91)
Net decrease in OREO	679	—
Purchases of premises and equipment, net	(481)	(1,954)
Net cash used in investing activities	(15,274)	(15,255)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	45,474	(63,449)
Proceeds from issuance of preferred stock	16,726	—
Proceeds from issuance of common stock warrants	664	—
Net (decrease) increase in FHLB advances and other borrowings	(6,383)	14,745
Cash dividends paid	(5)	(10)
Tax benefit for stock options	(10)	(20)
Repurchase of stock	—	(1,359)
Net cash provided by (used) in financing activities	56,466	(50,093)

Net Increase (Decrease) in Cash and Cash Equivalents	46,912	(59,088)
Cash and Cash Equivalents, beginning of period	66,010	99,030
Cash and Cash Equivalents, end of period	$112,922	$39,942

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,692	$5,260
Income Taxes	$481	$342

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividend payable and accretion	$543	—
Transfer of loans held-for-investment to other real estate owned	$2,213	$6,343
Stock dividend distributed	$2,249	$8,642

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008 and December 31, 2008

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

Recently Issued Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (the “FASB”) updated the account standards for Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date.  The standard applies to all business combinations, including combinations among mutual entities and combinations by contract alone.  Under the standard, all business combinations will be accounted for by applying the acquisition method.  The standard is effective for periods beginning on or after December 15, 2008.  Earlier application is prohibited.  The standard will be applied to business combinations occurring after the effective date.  The Company currently does not have any business combination contemplated that are expected to be closed after the effective date; therefore, the adoption of the standard did not have an impact on the consolidated financial statements or results of operations of the Company.

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

In March 2008, the FASB updated the accounting standards for Disclosures about Derivative Instruments and Hedging Activities).  The standard requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage.  The standard was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

In May 2008, the FASB updated the accounting standards on The Hierarchy of Generally Accepted Accounting Principals).  The standard is intended to improve financial statements that are presented in conformity with U.S. generally accepted accounting principals for non-governmental entities.  The standard is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principals.  Management does not believe the adoption of the standard will have a material impact on the Company’s financial statements.

In June, 2008, the FASB issued guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period earnings per share data presented must be adjusted retrospectively.  Early application is not permitted.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

This guidance is as follows:

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

This guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  There was no impact on the consolidated financial statements of the Company as a result of the adoption of this guidance during the second quarter of 2009.

Interim Disclosures about Fair Value of Financial Instruments

This guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed once a year.  The guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this guidance for the quarter ended June 30, 2009.

Recognition and Presentation of Other-Than-Temporary Impairments

This guidance on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  This guidance also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  The Company adopted this guidance during the second quarter of 2009, but the adoption did not have any impact on the consolidated financial statements since the Company did not hold any other-than-temporarily impaired debt securities.

In May 2009, the FASB updated the accounting standards on the recognition of Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of the standard for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s financial statements.

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP.  The Codification supersedes existing non-grandfathered, non-SEC accounting, and reporting standards.  The Codification did not change GAAP but rather organized it into a hierarchy where all guidance within the Codification carries an equal level of authority.  The Codification became effective on July 1, 2009.  The Codification did not have a material effect on the Company’s consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

Changes in the allowance for loan losses during the nine-month periods ended September 30, 2009 and 2008 and for the year ended December 31, 2008 were as follows:
	(in thousands)

	Nine months ended September 30,		Year ended December 31,
	2009	2008	2008
Balance, beginning of period	$14,435	$10,876	$10,876
Provision for loan losses	3,928	10,060	16,164
Loan charge-offs	(5,079)	(8,009)	(13,324)
Loan recoveries	895	511	719
Balance, end of period	$14,179	$13,438	$14,435

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2009 for cash proceeds equal to the fair value of the loans.

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

At September 30, 2009, the Company had $3,219,000 of mortgage loans held-for-sale.  At September 30, 2009 and December 31, 2008, the Company serviced real estate mortgage loans for others of $175,768,000 and $122,734,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2009 and December 31, 2008.

	(in thousands)
	December 31, 2008	Additions	Reductions	September 30, 2009

Mortgage servicing rights	$978	$725	$196	$1,507
Valuation allowance	(85)	(106)	—	(191)
Mortgage servicing rights, net of valuation allowance	$893	$619	$196	$1,316

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2009 and 2008

	(in thousands, except share and earnings)
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income	$531	$972	$1,560	$168
Preferred stock dividend and accretion	$(249)	—	$(544)	—
Net income available to common shareholders	$282	$972	$1,016	$168

Weighted average common shares outstanding	8,973,645	8,924,720	8,968,860	8,964,050
Basic EPS	$0.03	$0.11	$0.11	$0.02

Diluted earnings per share:
Net income	$531	972	$1,560	$168
Preferred stock dividend and accretion	$(249)	—	$(544)	—
Net income available to common shareholders	$282	$972	$1,016	$168

Weighted average common shares outstanding	8,973,645	8,924,720	8,968,860	8,964,050

Effect of dilutive options	5,605	83,292	25,470	146,837

Adjusted weighted average common shares outstanding	8,979,250	9,008,012	8,994,330	9,110,887
Diluted EPS	$0.03	$0.11	$0.11	$0.02

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 424,954 shares and 219,839 shares for the three months ended September 30, 2009 and 2008 respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 424,954 shares and 123,667 shares for the nine months ended September 30, 2009 and 2008 respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

5.    STOCK PLANS

The following table presents the activity related to stock options for the three months ended September 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	520,336	$11.19

Granted	—	—

Cancelled / Forfeited	—	—

Exercised	—	—	—

Options outstanding at End of Period	520,336	$11.19	$104,168	4.29

Exercisable (vested) at End of Period	466,870	$10.50	$92,168	3.93

The following table presents the activity related to stock options for the nine months ended September 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	555,591	$10.71

Granted	8,000	$4.50

Cancelled / Forfeited	(1,840)	$3.65

Exercised	(41,415)	$3.81	$101,246

Options outstanding at End of Period	520,336	$11.19	$104,168	4.29

Exercisable (vested) at End of Period	466,870	$10.50	$92,168	3.93

The weighted average fair value of options granted during the nine-month period ended September 30, 2009 was $1.75 per share.

As of September 30, 2009, there was $152,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 1.38 years.

There was $133,000 of recognized compensation cost related to non-vested stock options for the nine months ended September 30, 2009.

       A summary of the weighted average assumptions used in valuing stock options during the three months and nine months ended September 30, 2009 is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2009*	September 30, 2009
Risk Free Interest Rate	—	2.00%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	41.35%

* There were no stock options or restricted stock granted during the three-month period ended September 30, 2009.

The following table presents the activity related to restricted stock for the three months ended September 30, 2009.
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	35,817	$13.20

Granted	—	—

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—	—

Options outstanding at End of Period	35,817	$13.20	$214,902	8.40

The following table presents the activity related to restricted stock for the nine months ended September 30, 2009.
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	31,071	$16.03

Granted	9,300	$4.50

Cancelled / Forfeited	—	—

Exercised/Released/Vested	(4,554)	$14.79	$22,551

Options outstanding at End of Period	35,817	$13.20	$214,902	8.40

The weighted average fair value of options granted during the nine-month period ended September 30, 2009 was $4.50 per share.

As of September 30, 2009, there was $247,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.30 years.

There was $93,000 of recognized compensation cost related to non-vested stock options for the nine months ended September 30, 2009.

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

As of September 30, 2009, there was $18,000 of unrecognized compensation cost related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $53,000 of recognized compensation cost related to ESPP grants for the nine-month period ended September 30, 2009.

The weighted average fair value at grant date during the nine-month period ended September 30, 2009 was $2.36.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months and nine months ended September 30, 2009 is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Risk Free Interest Rate	0.95%	0.95%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	48.13%	48.13%

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

	Three months ended September 30,
	2009	2008
Components of Net Periodic Benefit Cost
Service Cost	$3,990	$33,232
Interest Cost	26,418	29,684
Amortization of Plan Gain	(8,179)	—
Amortization of prior service cost	21,821	21,821
Net periodic benefit cost	$44,050	$84,737

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

	Three months ended September 30,
	2009	2008
Components of Net Periodic Benefit Cost
Service Cost	$11,088	$14,424
Interest Cost	7,920	7,731
Net periodic benefit cost	$19,008	$22,155

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

At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

Other Real Estate Owned

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 by SFAS No. 157 valuation hierarchy.

	(in thousands)
September 30, 2009	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$87,218	$255	$86,963	$—

Total investments at fair value	$87,218	$255	$86,963	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2009.

	(in thousands)
September 30, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$4,687	$—	$—	$4,687
Other real estate owned	4,748	—	—	4,748
Loan servicing rights	1,316	—	—	1,316

Total assets at fair value	$10,751	$—	$—	$10,751

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

The estimated fair values of the Company’s financial instruments for the period ended September 30, 2009 are approximately as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$112,922	$112,922	$66,010	$66,010
Investment securities	87,218	87,218	42,106	42,106
Other equity securities	2,506	2,506	2,311	2,311
Loans:
Net loans	482,390	483,244	516,968	516,949
Loans held-for-sale	3,219	3,303	2,192	2,192
Financial liabilities:
Deposits	630,192	612,427	584,718	547,419
FHLB advances and other borrowings	11,876	12,331	18,259	19,025

	September 30, 2009		December 31, 2008
(in thousands)	Contract amount	Fair value	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$172,443	$1,293	$198,615	$1,490
Standby letters of credit	3,747	37	5,715	57

11.       INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at September 30, 2009 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available-for-sale:
U.S. Treasury securities	$255	$—	$—	$255
Securities of U.S. government agencies and corporations	—	—	—	—
Obligations of states and political subdivisions	23,803	1026	(69)	24,760
Mortgage-backed securities	61,758	543	(98)	62,203

Total debt securities	$85,816	$1,569	$(167)	$87,218

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2008 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available-for-sale:
U.S. Treasury securities	$249	$25	$—	$274
Securities of U.S. government agencies and corporations	2,018	21	—	2,039
Obligations of states and political subdivisions	26,345	244	(358)	26,231
Mortgage-backed securities	13,223	369	(30)	13,562

Total debt securities	$41,835	$659	$(388)	$42,106

Gross realized gains from sales of available-for-sale securities were $268 for the nine months ended September 30, 2009 and $666 for the year ended December 31, 2008.  Gross realized losses from sales of available-for-sale securities were $0 for the nine months ended September 30, 2009 and $97 for the year ended December 31, 2008.

The amortized cost and estimated market value of debt and other securities at September 30, 2009, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated market value

Due in one year or less	$1,451	$1,460
Due after one year through five years	62,493	62,984
Due after five years through ten years	3,879	3,952
Due after ten years	17,993	18,822

	$85,816	$87,218

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities totaling $60,602.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2009, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	989	(21)	1,014	(49)	2,003	(70)

Mortgage-backed securities	12,865	(97)	—	—	12,865	(97)

Total	$13,854	$(118)	$1,014	$(49)	$14,868	$(167)

No decline in value was considered “other-than-temporary” during 2009.  Thirteen securities that had a fair market value of $13,854 and a total unrealized loss of $118 have been in an unrealized loss position for less than twelve months as of September 30, 2009.  In addition, three securities with a fair market value of $1,014 and a total unrealized loss of $49 have been in an unrealized loss position for more than twelve months as of September 30, 2009.  Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity and it is unlikely that the Company will be required to sell the security before recovery of their amortized cost; these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2008, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	4,888	(197)	5,454	(161)	10,342	(358)

Mortgage-backed securities	1,638	(30)	30	—	1,668	(30)

Total	$6,526	$(227)	$5,484	$(161)	$12,010	$(388)

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

Investment securities carried at $31,999 September 30, 2009 and $21,071 at December 31, 2008, were pledged to secure public deposits or for other purposes as required or permitted by law.

12.       SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the filing date of the quarterly 10-Q with the Securities and Exchange Commission on November 9, 2009, and has concluded that there are no significant subsequent events requiring disclosure or recognition through the date these financial statements were issued.

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

The following is a discussion and analysis of the significant changes in the Company’s Unaudited Condensed Consolidated Balance Sheets and of the significant changes in income and expenses reported in the Company’s Unaudited Condensed Consolidated Statements of Income and Stockholders’ Equity and Comprehensive Income as of and for the nine-month periods ended September 30, 2009 and 2008 and should be read in conjunction with the Company's consolidated 2008 financial statements and the notes thereto contained in the Company’s Annual Report to Stockholders and Form 10-K for the year ended December 31, 2008, along with other financial information included in this Report.

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

Significant results and developments during the third quarter and year-to-date 2009 include:

•  Net income of $1.56 million for the nine months ended September 30, 2009, up 818% from the $0.17 million for the same fiscal period last year.

•  Diluted income per share for the nine months ended September 30, 2009 was $0.11, up 450% from the diluted income per share of $0.02 reported in the same period last year (per share data has been adjusted for stock dividends).

•  Net interest income decreased in the nine months ended September 30, 2009 by $3.7 million, or 14.6%, to $21.4 million from $25.0 million in the same period last year.  The decrease in net interest income was primarily attributable to a decrease in interest yields, which was partially offset by a decrease in interest costs.  Net interest margin decreased from 5.43% for the nine-month period ending September 30, 2008 to 4.61% for the same period ending September 30, 2009.

   Provision for loan losses of $3.9 million for the nine-month period ended September 30, 2009 compared to a provision for loan losses of $10.1 million for the same period in 2008.  The decrease in the provision for loan losses during the nine-month period in 2009 was primarily due to normalization in collateral values which was partially offset by the repayment abilities of some of the Bank's customers centered in the Company's residential construction and construction related commercial segment of the loan portfolio affected by the repercussions of the country's housing market crisis.

•  Total assets at September 30, 2009 were $730.0 million, an increase of $72.5 million, or 11.0%, from levels at September 30, 2008.

•  Total net loans at September 30, 2009 (including loans held-for-sale) decreased $44.7 million, or 8.4%, to $485.6 million compared to September 30, 2008.

•  Total investment securities at September 30, 2009 increased $43.7 million, or 100.5%, to $87.2 million compared to September 30, 2008.

•  Total deposits of $630.2 million at September 30, 2009, represented an increase of $71.0 million, or 12.7%, compared to September 30, 2008.  We believe a primary reason for the increase in deposits was depositor movement from troubled financial institutions and the stock market and the Company’s standing in the communities it serves.  Since the peak in the real estate market, deposits in the real estate related business accounts show consistent reduction in average and end of period balances while the number of customers has remained stable.
•  Net income for the quarter of $0.53 million, down 45.4% from the $0.97 million earned in the third quarter of 2008.

•  Diluted earnings per share for the quarter of $0.03 compared to $0.11 per diluted share earned a year ago.

SUMMARY

The Company recorded net income of $1,560,000 for the nine-month period ended September 30, 2009, representing an increase of $1,392,000 from net income of $168,000 for the same period in 2008.

The following table presents a summary of the results for the three-month and nine-month periods ended September 30, 2009 and 2008.

	(in thousands, except per share and percentage)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

For the Period:

Net Income	$531	$972	$1,560	$168

Basic Earnings Per Common Share*	$0.03	$0.11	$0.11	$0.02

Diluted Earnings Per Common Share*	$0.03	$0.11	$0.11	$0.02

At Period End:

Total Assets	729,956	657,523	729,956	657,523

Total Loans, Net (including loans held-for-sale)	485,609	530,322	485,609	530,322

Total Investment Securities	87,218	43,452	87,218	43,452

Total Deposits	630,192	559,222	630,192	559,222

Loan-To-Deposit Ratio	77.1	94.8	77.1	94.8

*Adjusted for stock dividends

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$492,919	$7,545	6.07%	$530,220	$9,062	6.78%
Federal funds sold	58,661	19	0.13%	15,044	70	1.85%
Interest bearing due from banks	12,553	28	0.88%	10,261	109	4.21%
Investment securities, taxable	45,868	353	3.05%	23,175	282	4.83%
Investment securities, non-taxable (2)	23,454	247	4.18%	28,248	300	4.21%
Other interest earning assets	2,506	4	0.63%	2,271	33	5.77%
Total interest-earning assets	635,961	8,196	5.11%	609,219	9,856	6.42%
Non-interest-earning assets:
Cash and due from banks	41,966			22,521
Premises and equipment, net	7,504			8,096
Other real estate owned	2,934			5,630
Accrued interest receivable and other assets	29,170			25,992
Total average assets	717,535			671,458

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	126,346	146	0.46%	128,313	208	0.64%
Savings and MMDA’s	173,148	353	0.81%	171,971	422	0.97%
Time, under $100,000	57,472	218	1.50%	45,811	214	1.85%
Time, $100,000 and over	93,817	438	1.85%	61,658	438	2.82%
FHLB advances and other borrowings	11,770	109	3.67%	28,271	247	3.47%
Total interest-bearing liabilities	462,553	1,264	1.08%	436,024	1,529	1.39%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	169,037			167,339
Accrued interest payable and other liabilities	6,556			6,178
Total liabilities	638,146			609,541
Total stockholders’ equity	79,389			61,917
Total average liabilities and stockholders’ equity	$717,535			$671,458
Net interest income and net interest margin (3)		$6,932	4.32%		$8,327	5.42%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $308 and $409 for the three months ended September 30, 2009 and 2009, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended			Nine months ended
	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$494,117	$23,315	6.31%	$507,804	$26,842	7.04%
Federal funds sold	61,392	58	0.13%	25,996	487	2.50%
Interest bearing due from banks	5,897	88	2.00%	16,524	521	4.20%
Investment securities, taxable	31,368	820	3.50%	30,602	1,122	4.88%
Investment securities, non-taxable (2)	24,256	765	4.22%	31,398	986	4.18%
Other interest earning assets	2,422	10	0.55%	2,237	99	5.90%
Total interest-earning assets	619,452	25,056	5.41%	614,561	30,057	6.52%
Non-interest-earning assets:
Cash and due from banks	40,442			23,501
Premises and equipment, net	7,849			8,012
Other real estate owned	3,567			3,368
Accrued interest receivable and other assets	27,639			25,293
Total average assets	698,949			674,735

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	126,460	478	0.51%	130,451	758	0.77%
Savings and MMDA’s	166,706	943	0.76%	174,921	1,419	1.08%
Time, under $100,000	57,395	668	1.56%	44,569	798	2.39%
Time, $100,000 and over	83,032	1,199	1.93%	66,628	1,660	3.32%
FHLB advances and other borrowings	14,244	390	3.66%	15,964	394	3.29%
Total interest-bearing liabilities	447,837	3,678	1.10%	432,533	5,029	1.55%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	171,187			172,669
Accrued interest payable and other liabilities	6,185			6,080
Total liabilities	625,209			611,282
Total stockholders’ equity	73,740			63,453
Total average liabilities and stockholders’ equity	$698,949			$674,735
Net interest income and net interest margin (3)		$21,378	4.61%		$25,028	5.43%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $1,365 and $1,503 for the nine months ended September 30, 2009 and 2008, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $87,772,000 increase in cash and due from banks, a $40,780,000 decrease in Federal funds sold, a $45,112,000 increase in investment securities available-for-sale, a $34,578,000 decrease in net loans held-for-investment, a $1,027,000 increase in loans held-for-sale, a $380,000 increase in other real estate owned and a $341,000 increase in accrued interest receivable and other assets from December 31, 2008 to September 30, 2009.  The increase in cash and due from banks was largely the result of increases in interest bearing due from banks accounts which was partially offset by a decrease in non-interest bearing due from banks accounts.  The decrease in Federal funds sold was due, in large part, to increases in interest bearing due from banks accounts and investment securities available-for-sale, which was partially offset by decreases in net loans held-for-investment, and an increase in deposits.  The increase in investment securities available-for-sale was primarily the result of purchases of agency mortgage-back securities and was moderately offset by a decrease in agency bonds and municipal bonds.  Management evaluated the unrealized loss associated with the investment securities available-for-sale and no decline was considered “other than temporary” at September 30, 2009.  Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, and the unrealized loss is not due to credit worthiness, these investments are not considered other-than-temporarily impaired.  The decrease in loans held-for-investment was in large part due to decreases in the following loan categories: commercial and industrial; agricultural; equipment; true equipment leases; real estate,  real estate commercial and construction and real estate SBA (Small Business Administration), which were partially offset by increases in home equity loans.  The increase in loans held-for-sale was in real estate loans and was due, for the most part, to an increase in the origination of loans.  The Company originated approximately $87,631,000 in residential mortgage loans during the first nine months of 2009, which was offset by approximately $86,604,000 in loan sales during this period.  The increase in other real estate owned was due to the addition of OREO properties, which was partially offset by a decline in the value of other real estate owned and the sale of other real estate owned properties.  The increase in accrued interest receivable and other assets was mainly due to increases in accrued interest receivable, housing tax credits, cash surrender value of bank owned life insurance, accrued income taxes receivable, mortgage servicing asset, and prepaid expenses which was partially offset by decreases in suspense items.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $45,474,000 at September 30, 2009 compared to December 31, 2008.  The increase in deposits was due to increases the following deposit accounts: savings; money market; interest-bearing transaction and time deposits, which was partially offset by a decrease in demand deposit accounts.  The primary reason for the increase in deposits was due to the ongoing economic impact of the deterioration of the stock market and as a result of depositor movement to federally insured deposit accounts.  The decrease in demand deposit accounts is due in large part to the impact of the slowing real estate activity in the communities served by the Company.  Since the peak in the real estate market, deposits in the real estate related business accounts show consistent reduction in average and end of period balances while the number of customers has remained stable.  Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $6,383,000 for the nine months ended September 30, 2009 compared to the year ended December 31, 2008, due maturing FHLB advances.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee decreased the Federal Funds rate 188 basis points during the twelve-month period ended September 30, 2009.

Interest income on loans for the nine-month period ended September 30, 2009 was down 13.1% from the same period in 2008, decreasing from $26,842,000 to $23,315,000 and was down 16.7% for the three-month period ended September 30, 2009 over the same period in 2008, from $9,062,000 to $7,545,000.  The decrease in interest income on loans for the nine-month period ended as compared to the same period a year ago was primarily due to a 73 basis point decrease in loan yields combined with a decrease in average loans.  The decrease for the three-month period ended September 30, 2009 as compared to the same period a year ago was primarily due to a 71 basis point decrease in loan yields combined with a decrease in average loans.

Interest income on investment securities available-for-sale for the nine-month period ended September 30, 2009 was down 24.8% from the same period in 2008, decreasing from $2,108,000 to $1,585,000 and was up 3.1% for the three-month period ended September 30, 2009 over the same period in 2008, from $582,000 to $600,000.  The decrease in interest income on investment securities for the nine-month period ended September 30, 2009 as compared to the same period a year ago was primarily due to a decrease in average investment securities combined with a 74 basis point decrease in investment securities yields.  The increase for the three-month period ended September 30, 2009 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by a 106 basis point decrease in investment securities yields

Interest income on Federal Funds sold for the nine-month period ended September 30, 2009 was down 88.1% from the same period in 2008, decreasing from $487,000 to $58,000 and was down 72.9% for the three-month period ended September 30, 2009 over the same period in 2008, from $70,000 to $19,000.  The decrease in interest income on Federal Funds for the nine-month period ended as compared to the same period a year ago was primarily due to a 237 basis point decrease in Federal Funds yields, which was partially offset by an increase in average Federal Funds sold.  The decrease for the three-month period ended September 30, 2009 as compared to the same period a year ago was primarily due to a 172 basis point decrease in Federal Funds yields, which was partially offset by an increase in average Federal Funds sold.

Interest income on other interest-earning assets for the nine-month period ended September 30, 2009 was down 89.9% from the same period in 2008, decreasing from $99,000 to $10,000 and was down 87.9% for the three-month period ended September 30, 2009 over the same period in 2008, decreasing from $33,000 to $4,000.  The decrease in interest income on other interest-earning assets for the nine-month period ended September 30, 2009 as compared to the same period a year ago was primarily due to a 535 basis point decrease in other earning asset yields, which was partially offset by an increase in average other interest earning assets.  The decrease in interest income on other interest-earning assets for the three-month period ended September 30, 2009 as compared to the same period a year ago was primarily due to a 514 basis point decrease in other earning asset yields, which was partially offset by an increase in average other interest earning assets.

Interest income on interest-bearing due from banks for the nine-month period ended September 30, 2009 was down 83.1% from the same period in 2008, decreasing from $521,000 to $88,000 and was down 74.3% for the three-month period ended September 30, 2009 over the same period in 2008, decreasing from $109,000 to $28,000.  The decrease in interest income on interest-bearing due from banks for the nine-month period ended September 30, 2009 as compared to the same period a year ago was primarily due to a 220 basis point decrease in interest-bearing due from banks yields combined with a decrease in average interest-bearing due from banks.  The decrease in interest income on interest-bearing due from banks for the three-month period ended September 30, 2009 as compared to the same period a year ago was primarily due to a 333 basis point increase in interest-bearing due from banks yields, which was partially offset by an increase in average interest-bearing due from banks.

Interest Expense

The decrease in general market interest rates decreased the Company’s cost of funds in the first nine months of 2009 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2009 was down 26.9% from the same period in 2008, decreasing from $5,029,000 to $3,678,000, and was down 17.3% for the three-month period ended September 30, 2009 over the same period in 2008 from $1,529,000 to $1,264,000.  The decrease in interest expense during the nine-month period ended September 30, 2009 was primarily due to a 45 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in interest expense during the three-month period ended September 30, 2009 was primarily due to a 31 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.

Provision for Loan Losses

There was a provision for loan losses of $3,928,000 for the nine-month period ended September 30, 2009 compared to a provision for loan losses of $10,060,000 for the same period in 2008.  The allowance for loan losses was approximately $14,179,000, or 2.85% of total loans, at September 30, 2009 compared to $14,435,000, or 2.71% of total loans, at December 31, 2008.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

There was a provision for loan losses of $1,661,000 for the three-month period ended September 30, 2009 compared to a $3,638,000 provision for the same period in 2008.

The decreases in the provision for loan losses during the three-month and nine-month periods in 2009 were primarily due to stabilization in collateral values and repayment abilities of some of the Bank's customers centered in the Company's residential construction and construction-related commercial segment of the loan portfolio affected by the repercussions of the country's housing market crisis.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the nine-month period ended September 30, 2009 compared to a recovery of provision of $108,000 for the same period in 2008.

There was no provision for unfunded lending commitment losses for the three-month period ended September 30, 2009 compared to a recovery of provision of $104,000 for the same period in 2008.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 9.1% for the nine-month period ended September 30, 2009 from the same period in 2008 increasing from $5,921,000 to $6,459,000.

This increase was primarily due to increases in loan servicing income, gains on sales of loans held-for-sale, and mortgage brokerage income, which was partially offset by decreases in gains on available-for-sale securities, service charges on deposit accounts, gains on sales of other real estate owned, and other miscellaneous income.  The increases in loan servicing income, gains on sales of loans held-for-sale and mortgage brokerage income were the result of increased residential mortgage activity.  The decrease in gains on available-for-sale securities was due to a higher level of sales during the first nine months of 2008, compared to the first nine months of 2009.  The decrease in service charges on deposit accounts was due to a decrease in overdraft fees.  The decrease in gains on sales of other real estate owned was due to a higher level of gains during the first nine months of 2008, compared to the first nine months of 2009.  The decrease in other miscellaneous income was due to decreases in standby letters of credit fees.

Other operating income was up 22.0% for the three-month period ended September 30, 2009 from the same period in 2008, increasing from $1,846,000 to $2,252,000.

This increase was primarily due to increases in loan servicing income, gains on sales of loans held-for-sale, mortgage brokerage income, and investment brokerage services income, which was partially offset by decreases in gains on sales of other real estate owned, service charges on deposit accounts, and gains on available-for-sale securities.  The increases in gains on loan servicing income, sales of loans held-for-sale and mortgage brokerage income were the result of increased residential mortgage activity.  The increase in investment brokerage services income was due to an increase in the demand for those services.  The decrease in gains on sales of other real estate owned was due to a higher level of gains during the third quarter of 2008, compared to the third quarter of 2009.  The decrease in service charges on deposit accounts was due to a decrease in overdraft fees.  The decrease in gains on available-for-sale securities was due to lower sales during the third quarter of 2009, compared to sales during the third quarter of 2008.

Other Operating Expenses

Total other operating expenses was up 2.96% for the nine-month period ended September 30, 2009 from the same period in 2008, increasing from $22,287,000 to $22,947,000.

The principal reasons for the increase in other operating expenses in the nine-month period ended September 30, 2009 were increases in the following: occupancy and equipment expense; data processing; and other miscellaneous operating expense, which were partially offset by decreases in salaries and benefits, stationary and supplies, and other real estate owned expense.  The increase in occupancy and equipment expense was due to increases in the following: rent expense; solar equipment rental and service contracts, which was partially offset by decreases in other equipment rental; equipment and building maintenance; bank owned vehicle expense; utilities; hazard and liability insurance expense; and  depreciation on furniture and equipment and computer hardware.  The increase in data processing costs was due to increased expenses associated with maintaining and monitoring the Company’s data communications network and internet banking system. The decrease in salaries and benefits was due, for the most part, to decreases in the following:  merit salaries; contingent sick-pay and vacation-pay; stock compensation expense; retirement compensation expense; welfare and recreation; and worker’s compensation expense, which were partially offset by increases in commissions paid; profit sharing expenses due to increased profits; and deferred loan processing costs.  The decrease in other real estate owned expense was due to lower write-downs and maintenance expenses related to OREO properties.

Total other operating expenses was up 0.35% for the three-month period ended September 30, 2009 from the same period in 2008, increasing from $7,136,000 to $7,161,000.

The principal reasons for the increase in other operating expenses in the three-month period ended September 30, 2009 were increases in the following: salaries and benefits; occupancy and equipment expense; and other miscellaneous operating expense, which were partially offset by a decrease in other real estate owned expense.  The increase in salaries and benefits was due, for the most part, to increases in deferred loan processing costs; commissions paid; payroll taxes; and profit sharing expenses due to increased profits; which were partially offset by decreases in merit salaries; stock compensation expense; welfare and recreation; and retirement compensation expense.  The increase in occupancy and equipment expense was due to increases in the following: rent expense; service contracts; other equipment rental; and solar equipment rental, which was partially offset by decreases in equipment and building maintenance; bank owned vehicle expense; utilities; hazard and liability insurance expense; and depreciation on furniture and equipment and computer hardware.  The decrease in other real estate owned expense was due to lower write-downs and maintenance expenses related to OREO properties.

The following table sets forth other miscellaneous operating expenses by category for the three-month and nine-month periods ended September 30, 2009 and 2008.

	(in thousands)

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Other miscellaneous operating expenses
Recovery of provision for unfunded lending commitments	$—	$(104)	$—	$(108)
FDIC assessments	336	133	1,089	358
Contributions	41	39	80	109
Legal fees	52	47	237	225
Accounting and audit fees	140	92	379	429
Consulting fees	44	76	165	308
Postage expense	83	79	271	248
Telephone expense	63	87	212	223
Public relations	50	50	158	249
Training expense	23	43	68	167
Loan origination expense	168	53	635	317
Computer software depreciation	55	64	161	186
Sundry losses (recovery of sundry losses	33	(63)	158	95
Loan collection expense	86	94	291	164
Other miscellaneous expense	344	331	955	1,009

Total other miscellaneous operating expenses	$1,518	$1,021	$4,859	$3,979

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the nine months ended September 30, 2009, the Company’s benefit for income taxes decreased $968,000 from the same period last year, from a $1,566,000 benefit to a benefit of $598,000.

In the three months ended September 30, 2009, the Company’s benefit for income taxes decreased $1,404,000 from the same period last year, from a $1,573,000 benefit to a benefit of $195,000.

The decrease in benefit for income taxes for all periods presented is primarily attributable to the respective level of earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, excludable interest income and, for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2009	December 31, 2008

Undisbursed loan commitments	$172,443	$198,615
Standby letters of credit	3,747	5,715
Commitments to sell loans	6,201	9,764
	$182,391	$214,094

The reserve for unfunded lending commitments amounted to $1,021,000 at September 30, 2009, which was unchanged from December 31, 2008.  The reserve for unfunded lending commitments is included in other liabilities.

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for loan losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal bank and thrift regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes: “Substandard Assets: a substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.” “Doubtful Assets: An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.” Other Real Estate Owned” and loans rated Substandard and Doubtful are deemed "classified assets". This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

Residential mortgage loans, which are secured by real estate, are primarily susceptible to three risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfalls in collateral value.  In general, non-payment is due to loss of employment and follows general economic trends in the marketplace, particularly the upward movement in the unemployment rate,  loss of collateral value, and demand shifts.

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Losses on loans secured by owner occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resultant over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.  Appropriate valuations are obtained at origination of the credit and periodically thereafter, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Construction loans, whether owner occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction itself including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Again, losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, the Company may pursue repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as changing weather conditions.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history and crop inspections.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s  income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically there after, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Consumer loans, whether unsecured or secured are primarily susceptible to three risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfall in collateral value.  In general, non-payment is due to loss of employment and will follow general economic trends in the marketplace, particularly the upward movements in the unemployment rate, loss of collateral value, and demand shifts.

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment in full is unlikely, the Company will estimate its probable loss, using a recent valuation as appropriate to the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Bank may periodically revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known. Unpaid balances on loans after or during collection and liquidation may also be pursued through lawsuit and attachment of wages or judgment liens on borrower's other assets.

The following tables summarize the Company’s classified assets for the periods ended September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008:

	At September 30, 2009			At June 30, 2009
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Classified loans:

Residential mortgage	$5,566	$—	$5,566	$4,396	$—	$4,396
Residential construction	7,812	—	7,812	11,429	—	11,429
Commercial real estate	30,520	100	30,420	32,425	—	32,425
Agriculture	95	—	95	152	—	152
Commercial	20,281	1,400	18,881	19,355	1,080	18,275
Consumer	2,827	95	2,732	2,609	—	2,609
Total classified loans	$67,101	$1,595	$65,506	$70,366	$1,080	$69,286
Other real estate owned	4,748		4,748	3,172		3,172
Total classified assets	$71,849	$1,595	$70,254	$73,538	$1,080	$72,458
Allowance for loan losses/classified loans			21.7%			20.5%

	At March 31, 2009			At December 31, 2008
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Classified loans:

Residential mortgage	$5,582	$—	$5,582	$4,532	$—	$4,532
Residential construction	15,188	—	15,188	13,750	—	13,750
Commercial real estate	32,417	—	32,417	14,645	111	14,534
Agriculture	177	—	177	32	—	32
Commercial	16,232	617	15,615	18,496	363	18,133
Consumer	1,588	—	1,588	1,157	—	1,157
Total classified loans	$71,184	$617	$70,567	$52,612	$474	$52,138
Other real estate owned	3,657		3,657	4,368		4,368
Total classified assets	$74,841	$617	$74,224	$56,978	$474	$56,506
Allowance for loan losses/classified loans			20.5%			27.7%

Classified assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $2,204,000, or 3.0% to $70,254,000 at September 30, 2009 from $72,458,000 at June 30, 2009.  The guarantees noted above are provided by various government agencies including the Small Business Administration and California Capital Access Program (CalCAP).  These guarantees range from approximately 60% to 85% of the loan amount with the majority at 80% or higher. We consider these guarantees when considering the adequacy of the loan loss allowance.  The decrease in classified assets during the third quarter of 2009 was primarily due to decreases in the following categories; residential construction loans, commercial real estate loans and agricultural loans, which was partially offset by increases in the amount of classified assets in the following categories; residential mortgage loans, commercial loans, consumer loans and other real estate owned.

The increase in classified assets during the nine months ended September 30, 2009 was primarily due to increases in the following categories; residential construction loans, commercial real estate loans, agricultural loans, commercial loans, consumer loans, and other real estate owned, which was partially offset by a decrease in the amount of classified assets in the following category; residential construction loans.

Classified assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $13,748,000 or 24.3% to $70,254,000 at September 30, 2009 from $56,506,000 at December 31, 2008.

The following tables summarize the Company’s non-accrual loans by loan category at September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008.

	At September 30, 2009			At June 30, 2009
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$947	$—	$947	$469	$—	$469
Residential construction	3,961	—	3,961	6,953	—	6,953
Commercial real estate	3,667	—	3,666	6,778	—	6,778
Agriculture	—	—	—	129	—	129
Commercial	1,567	792	776	1,076	386	690
Consumer	99	—	99	99	—	99
Total non-accrual loans	$10,241	$792	$9,449	$15,504	$386	$15,118

	At March 31, 2009			At December 31, 2008
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$471	$—	$471	$334	$—	$334
Residential construction	6,874	—	6,874	6,309	—	6,309
Commercial real estate	7,498	—	7,498	5,233	—	5,233
Agriculture	177	—	177	—	—	—
Commercial	1,779	107	1,672	1,570	109	1461
Consumer	99	—	99	99	—	99
Total non-accrual loans	$16,898	$107	$16,791	$13,545	$109	$13,436

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

Non-accrual loans amounted to $10,241,000 at September 30, 2009 and were comprised of eight commercial loans totaling $1,567,000, one consumer loan totaling $99,000, six commercial real estate loans totaling $3,667,000, eighteen residential construction loans totaling $3,961,000 and four residential mortgage loans totaling $947,000.  At December 31, 2008, non-accrual loans amounted to $13,545,000 and were comprised of five commercial loans totaling $1,570,000, seven commercial real estate loans totaling $5,233,000, eleven residential construction loans totaling $6,309,000, one residential mortgage loan totaling $334,000, and one consumer loan totaling $99,000.  Non-accrual loans amounted to $11,138,000 at September 30, 2008 and were comprised of one commercial loan totaling $14,000, two agricultural loans totaling $297,000, two consumer loans totaling $141,000 and twenty-three real estate loans totaling $10,686,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

Total impaired loans at September 30, 2009, consisting of loans on non-accrual status, totaled $10,241,000; the majority of the impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $4,320,000 or 23.3% to $14,197,000 during the first nine months of 2009. Nonperforming assets net of guarantees represent 1.9% of total assets at September 30, 2009.

	At September 30, 2009			At June 30, 2009
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$10,241	$792	$9,449	$15,504	$386	$15,118
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	10,241	792	9,449	15,504	386	15,118
Other real estate owned	4,748	—	4,748	3,172	—	3,172
Total non-performing assets	14,989	792	14,197	18,676	386	18,290

Non-performing loans to total loans			2.0%			3.1%
Non-performing assets to total assets			1.9%			2.6%
Allowance for loan and lease losses to nonperforming loans			150.1%			93.8%

	At March 31, 2009			At December 31, 2008
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$16,898	$107	$16,791	$13,545	$109	$13,436
Loans 90 days past due and still accruing	2,511	—	2,511	713	—	713

Total non-performing loans	19,409	107	19,302	14,258	109	14,149
Other real estate owned	3,657	—	3,657	4,368	—	4,368
Total non-performing assets	23,066	107	22,959	18,626	109	18,517

Non-performing loans to total loans			4.0%			2.7%
Non-performing assets to total assets			3.3%			2.8%
Allowance for loan and lease losses to nonperforming loans			74.9%			102.0%

The Company had loans 90 days past due and still accruing totaling $0, $1,919,000 and $713,000 at September 30, 2009 and 2008 and December 31, 2008, respectively.

Non-performing assets is comprised of non-performing loans, discussed above, and other real estate owned.  OREO is made up of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell.  A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

OREO amounted to $4,748,000, $4,725,000, and $4,368,000 for the periods ended September 30, 2009 and 2008, and December 31, 2008, respectively.  The increase in OREO at September 30, 2009 from the balance at December 31, 2008 was due, for the most part, to an increase in other real estate owned which was partially offset by write-downs and sales of OREO properties.

The Company had loans restructured and in compliance with modified terms totaling $8,631,000, $423,000 and $2,682,000 at September 30, 2009 and 2008 and December 31, 2008, respectively.

Allowance for Loan Losses

The Company’s Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for loan losses that can be reasonably anticipated.  The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.  The Company contracts with vendors for credit reviews of the loan portfolio as well as considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the reserve balance.  The allowance for loan losses is based on estimates, and actual losses may vary from current estimates.

The following table summarizes the loan loss experience of the Company for the nine-month periods ended September 30, 2009 and 2008, and for the year ended December 31, 2008.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2009	2008	2008

Balance at beginning of period	$14,435	$10,876	$10,876
Provision for loan losses	3,928	10,060	16,164
Loans charged-off:
Commercial	(1,221)	(537)	(2,224)
Agriculture	—	—	(88)
Real estate mortgage	(1,328)	(1,909)	(299)
Real estate construction	(2,249)	(5,271)	(10,265)
Consumer loans to individuals	(281)	(292)	(448)

Total charged-off	(5,079)	(8,009)	(13,324)

Recoveries:
Commercial	12	150	153
Agriculture	—	51	56
Real estate mortgage	—	57	32
Real estate construction	697	—	159
Consumer loans to individuals	186	253	319

Total recoveries	895	511	719

Net charge-offs	(4,184)	(7,498)	(12,605)

Balance at end of period	$14,179	$13,438	$14,435

Ratio of net charge-offs
To average loans outstanding during the period	(0.83%)	(1.45%)	(2.40%)
Allowance for loan losses
To total loans at the end of the period	2.85%	2.46%	2.71%
To non-performing loans at the end of the period	138.45%	111.65%	101.24%

Non-performing loans totaled $10,241,000, $12,036,000, and $14,258,000 at September 30, 2009 and 2008, and December 31, 2008, respectively.

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2009, the Company had the following deposit mix: 28.7% in savings and MMDA deposits, 24.9% in time deposits, 19.7% in interest-bearing transaction deposits and 26.7% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2009 and December 31, 2008 are summarized as follows:
	(in thousands)
	September 30, 2009	December 31, 2008
Three months or less	$37,704	$27,753
Over three to twelve months	50,651	26,595
Over twelve months	10,519	5,248
Total	$98,874	$59,596

We believe the increase in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the lack of investor confidence in the stock market.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios with the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 77.1% on September 30, 2009.  In addition, on September 30, 2009, the Company had the following short-term investments:  $750,000 in Certificate of Deposit Account Registry Service (“CDARS”); $2,960,000 in securities due within one year; and $3,003,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $17,000,000 at September 30, 2009; additionally the Company has a line of credit with the Federal Home Loan Bank, on which the current borrowing capacity is $117,538,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2009, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of September 30, 2009.

	(amounts in thousands except percentage amounts)
	Actual		Adequately	Well Capitalized
			Capitalized	Ratio
	Capital	Ratio	Ratio	Requirement
Leverage	$75,961	10.62%	4.0%	5.0%
Tier 1 Risk-Based	$75,961	14.32%	4.0%	6.0%
Total Risk-Based	$82,696	15.59%	8.0%	10.0%

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

On June 10, 2009, the U.S. Treasury issued regulations implementing the compensation requirements under the American Recovery and Reinvestment Act of 2009 (ARRA), which amended the requirements of the Emergency Economic Stabilization Act of 2008.  As a participant in the TARP Capital Purchase Program, the Company is subject to these regulations.  These regulations generally supersede the executive compensation restrictions under the Purchase Agreement.  These regulations provide for review of prior compensation, restrictions on paying or accruing bonuses, retention awards or incentive compensation for certain employees, regular review of all employee compensation arrangements by our Compensation Committee to ensure that the arrangements do not encourage unnecessary and excessive risk-taking or manipulation of reporting earnings, recoupment of bonus payments based on materially inaccurate information, prohibition on severance or change in control payments for certain employees, and required adoption of policies and procedures to avoid excessive luxury expenses.  The regulations also prohibit tax gross-ups for certain employees and require additional disclosures relating to perquisites and compensation consultants.

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2009, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2009.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized, and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended September 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   – OTHER INFORMATION

ITEM 1A. – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by Part II, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, which could materially affect our business, financial condition or future results.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 9, 2009	By:	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)