Form 10-K
FIRST NORTHERN COMMUNITY BANCORP
filed 2010-03-29
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
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
Yes ☒                    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes o                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer  ☐        Non-accelerated filer  ☐      (Do not check if a smaller reporting company)     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2009 (based upon the last reported sales price of such stock on the OTC Bulletin Board on June 30, 2009) was $46,973,825.

The number of shares of Common Stock outstanding as of March 29, 2010 was 9,066,967.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2010 Annual Meeting of Shareholders.

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in this report for factors to be considered when reading any forward-looking statements in this filing.
This report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

In this document, for example, we make forward-looking statements, which discuss our expectations about:

•	Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position

•	Our assessment of significant factors and developments that have affected or may affect our results

•
Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal actions

•	We do not expect draws on performance letters of credit

•	Our regulatory capital requirements

•	We do not anticipate paying a cash dividend in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The Company believes that the Bank’s deposit base does not involve any undue concentration levels from one or a few major depositors

•	The Company does not anticipate any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected rates of return, yields and projected results

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Readers of this document should not rely unduly on forward-looking information and should consider all uncertainties and risks disclosed throughout this document and in our other reports to the SEC, including, but not limited to, those discussed below. Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, future prospects, results of operations or financial condition.

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

First Northern engages in the general commercial banking business throughout the California Counties of Solano, Yolo, Placer, and Sacramento.

The Company’s and the Bank’s Administrative Offices are located in Dixon, California.  Also located in Dixon are the back office functions of the Information Services/Central Operations Department and the Central Loan Department.

The Bank has eleven full service branches.  Four are located in the Solano County cities of Dixon, Fairfield, and Vacaville (2).  Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento, and Woodland.  One branch is located in Downtown Sacramento in Sacramento County, and one branch is located in the city of Roseville in Placer County.  The Bank also has two satellite banking offices inside retirement communities in the city of Davis.  In addition, the Bank has real estate loan offices in Davis, Folsom and Roseville that originate residential mortgages and construction loans.  The Bank also has a Small Business Administration (“SBA”) Loan Department and an Asset Management & Trust Department in Downtown Sacramento that serve the Bank’s entire market area.

First Northern is in the commercial banking business, which includes accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans.  It also offers installment note collection, issues cashier’s checks, sells travelers’ checks, rents safe deposit boxes, and provides other customary banking services.  The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and each depositor’s account is insured up to $250,000 through December 31, 2013 at which time the insurance coverage is expected to return to $100,000.

First Northern also offers a broad range of alternative investment products and services, equipment leasing and limited international banking services through third parties.

The operating policy of the Bank since its inception has emphasized serving the banking needs of individuals and small- to medium-sized businesses.  In Dixon, this has included businesses involved in crop and livestock production.  Historically, the economy of the Dixon area has been primarily dependent upon agricultural related sources of income and most employment opportunities have also been related to agriculture.  Since 2000, Dixon has been becoming more diverse with noticeable expansion in the areas of industrial, commercial, retail, and residential housing projects.

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

The Vacaville Branch was opened in 1985.  Vacaville has a diverse economic base including a California state prison, food processing, distribution, shopping centers (Factory Outlet Stores), medical, biotech, and other varied industries.

In 1994, the Fairfield Branch was opened.  Its diverse economic base includes military (Travis AFB), food processing (an Anheuser-Busch plant), retail (Solano Mall), manufacturing, medical, agriculture, and other varied industries.  Fairfield is the county seat of Solano County.  The Fairfield Branch has been expanded and remodeled to accommodate additional customers and to include an Investment & Brokerage services office.

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

In June of 1997, the Bank’s seventh branch was opened in Woodland, the county seat of Yolo County.  Woodland’s economy includes agribusiness, retail services, and an industrial sector.

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

In October of 2002, the Bank opened its tenth branch on a prominent corner in Downtown Sacramento to serve Sacramento Metro’s business center and its employees.  The Bank’s Asset Management & Trust Department, located on the mezzanine of the Downtown Sacramento Branch, was opened in 2002 to serve the trust and fiduciary needs of the Bank’s entire market area.  Fiduciary services are offered to individuals, businesses, governments, and charitable organizations in the Solano, Yolo, Sacramento, Placer and El Dorado County regions.

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

As of December 31, 2009, the Company and the Bank employed 231 full-time equivalent staff.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Available Information

The Company’s internet address is www.thatsmybank.com, and the Company makes available free of charge on this website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the U. S. Securities and Exchange Commission (the “SEC”).  These filings are also accessible on the SEC's website at www.sec.gov.  The information found on the Company’s website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System (the “FRB”) influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both member and non-member financial institutions’ deposits.  Such actions significantly affect the overall growth and distribution of loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits.  The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.  Additionally, state and federal tax policies can impact banking organizations.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions.  Any change in applicable laws, regulations, or policies may have a material adverse effect on the business, financial condition, or results of operations, or prospects of the Company.

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

The FRB has significant supervisory and regulatory authority over the Company and its affiliates.  The FRB requires the Company to maintain certain levels of capital.  See “Capital Standards” below for more information.  The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB.  See “Prompt Corrective Action and Other Enforcement Mechanisms” below for more information.  According to FRB policy, bank holding companies are expected to act as a source of financial and managerial strength to subsidiary banks, and to commit resources to support subsidiary banks.  This support may be required at times when a bank holding company may not be able to provide such support.

Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company.  Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges, or consolidates with any bank or bank holding company.  Any company seeking to acquire, merge, or consolidate with the Company also would be required to obtain the prior approval of the FRB.

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

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position.  The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Company is also subject to restrictions relating to the payment of dividends under California corporate law.  See “Restrictions on Dividends and Other Distributions” below for additional restrictions on the ability of the Company and the Bank to pay dividends.

Bank Regulation and Supervision

The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the FDIC.  The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements.  While the Bank is not a member of the FRB, it is also directly subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).  In addition, the banking industry is subject to significantly increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering laws.  In recent years, a number of banks and bank holding companies announced the imposition of regulatory sanctions, including regulatory agreements and cease and desist orders and, in some cases, fines and penalties by the bank regulators due to failures to comply with the Bank Secrecy Act and other anti-money laundering legislation.  In a number of these cases, the fines and penalties have been significant.  Failure to comply with these additional requirements may also adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions.
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

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”).  Among its provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish appropriate anti-money laundering policies, procedures, and controls; (iii) appoint a Bank Secrecy Act officer responsible for day-to-day compliance; and (iv) conduct independent audits.  In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities, and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLAFATA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these Acts.

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

As of December 31, 2009, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2009.

	The Company
			Adequately
	Actual		Capitalized
	Capital	Ratio	Ratio

Leverage	$75,005	10.0%	4.0%
Tier 1 Risk-Based	75,005	14.6%	4.0%
Total Risk-Based	81,496	15.9%	8.0%

	The Bank
			Adequately	Well
	Actual		Capitalized	Capitalized
	Capital	Ratio	Ratio	Ratio

Leverage	$73,453	9.8%	4.0%	5.0%
Tier 1 Risk-Based	73,453	14.3%	4.0%	6.0%
Total Risk-Based	79,944	15.6%	8.0%	10.0%

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

Prompt Corrective Action and Other Enforcement Mechanisms

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2009, the Company and the Bank met the requirements for “well capitalized” institutions.

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

Safety and Soundness Standards

FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth.  Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder, or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

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

We are also subject to dividend restrictions of the U.S. Treasury due to our participation in the TARP Capital Purchase Program.  See “Recent Events” below for additional information.

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

Amendments to the Federal Deposit Insurance Act (FDIA) in 2005 and 2006 created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund.  As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, beginning on April 1, 2009, the FDIC initial base assessment rates were set between 12 and 45 basis points.  In addition, on June 30, 2009, the FDIC imposed a special assessment on banks.  The Bank’s special assessment totaled $320,000

In November 2009, in light of the challenge to the federal deposit insurance fund from the severe U.S.  recession, the FDIC issued a rule mandating that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009, and all of 2010, 2011 and 2012.  The Bank’s prepayment totaled $3,820,000 and was paid on December 30, 2009.  Under this rule, each depository institution was required to record the entire amount of its prepayment as an asset, or a prepaid expense, and is allowed to count the payments as a depreciating asset.  The prepaid assessments bear a zero-percent risk weight for risk-based capital purposes.  The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years.  However, if the prepaid assessment is not exhausted by June 30, 2013, the remaining amount of the prepayment will be returned to the depository institution.  The prepaid assessments are in lieu of additional special assessments at this time; however, there can be no assurance that the FDIC will not impose additional special assessments or increase annual assessments in the future.

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

Conservatorship and Receivership of Institutions

If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, under federal law, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs.  Such disaffirmance or repudiation would result in a claim by its holder against the receivership or conservatorship.  The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and its priority relative to the priority of others.  In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution.  The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution’s shareholders or creditors.

Sarbanes – Oxley Act

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders and contained new evaluation, auditing and reporting requirements relating to disclosure controls and procedures and our internal control over financial reporting.

U.S. Treasury’s TARP Capital Purchase Program

On March 13, 2009, we issued preferred stock and a warrant to purchase our common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program.  So long as the U.S. Treasury owns the preferred stock, we are subject to numerous additional regulations, including restrictions on our ability to increase our common stock dividend, limitations on the compensation arrangements for our senior executive officers and the next 20 most highly compensated employees, and additional corporate governance standards.

Regulation E

In November 2009, the Federal Reserve issued amendments to Regulation E, which implemented the Electronic Fund Transfer Act (Regulation E).  The new rules have a compliance date of July 1, 2010.  These amendments change, among other things, the way we and other banks may charge overdraft fees; by limiting our ability to charge an overdraft fee for ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents to the bank’s payment of overdrafts for those transactions.  Changes to our overdraft practices will likely negatively impact future service charge revenues.

Future Legislation

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration, and regulators have increased their focus on the regulation of the financial services industry.  Proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities.  These proposals may change banking statutes and regulation and our operating environment in substantial and unpredictable ways.  If enacted, these proposals could increase or decrease our cost of doing business, impact our compensation structure, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.

Competition

In the past, an independent bank’s principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations, and credit unions.  For agricultural loans, the Bank also competes with constituent entities with the Federal Farm Credit System.  To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies.  Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business.  The direction of federal legislation in recent years seems to favor competition among different types of financial institutions and to foster new entrants into the financial services market.

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

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, if, as and when declared by the Company’s Board of Directors out of funds legally available therefore the Preferred Shares have no maturity date and rank senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company.  Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Company at any time at 100% of their liquidation preference.

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

U.S. and global economies have experienced a serious recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S consumer and business economy, all of which present challenges for the banking and financial services industry and for us; the U.S. Government has responded to these circumstances with a variety of measures; there can be no assurance that these measures will successfully address these circumstances.

Commencing in 2007 and continuing throughout 2008 and 2009, adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for us. These developments include a general recession both globally and in the U.S. and have contributed to substantial volatility in the financial markets.

In response, various significant economic and monetary stimulus measures were enacted by the U.S. Congress. Refer to “Supervision and Regulation” in Item 1 of this Form 10-K for discussion of these measures.

It cannot be predicted whether the U.S. governmental actions in the past two years will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the recessionary conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for us.

The Bank is Subject to Lending Risks of Loss and Repayment Associated with Commercial Banking Activities

The Bank’s business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans, and commercial and multi-family real estate loans.  The principal factors affecting the Bank’s risk of loss in connection with commercial business loans include the borrower's ability to manage its business affairs and cash flows, general economic conditions and, with respect to agricultural loans, weather and climate conditions.  Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks will not materialize, in which event, the Company’s financial condition, results of operations, cash flows, and business prospects could be materially adversely affected.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2009, approximately 73% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.  See “The U.S. Economy Has Experienced a Slowing of Economic Growth, Volatility in the Financial Markets and Significant Deterioration in Sectors of the U.S. Residential Real Estate Markets, All of Which Present Challenges for the Banking and Financial Services Industry and for the Bank” above, and “Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2009, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 64% and 9%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2009, all of the Bank’s real estate mortgage and construction loans and approximately 10% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.  See “Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

Adverse economic factors affecting certain industries the Bank serves could adversely affect our business.

We are subject to certain industry specific economic factors.  For example, a portion of the Bank’s total loan portfolio is related to residential and commercial real estate, especially in California.  Increases in residential mortgage loan interest rates could have an adverse effect on the Bank’s operations by depressing new mortgage loan originations, which in turn could negatively impact the Bank’s title and escrow deposit levels.  Additionally, a further downturn in the residential real estate and housing industries in California could have an adverse effect on the Bank’s operations and the quality of its real estate and construction loan portfolio.  Although the Bank does not engage in subprime or negative amortization lending, effects of recent subprime market challenges, combined with the ongoing deterioration in the U.S. and California real estate markets, could result in further price reductions in single family home prices and a lack of liquidity in refinancing markets.  These factors could adversely impact the quality of the Bank’s residential construction, residential mortgage and construction related commercial portfolios in various ways, including by decreasing the value of the collateral for our loans.  These factors could also negatively affect the economy in general and thereby the Bank’s overall loan portfolio.

The Bank provides financing to, and receives deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial, and commercial industries.  The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, which has lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio.  Continued increases in fuel prices and energy costs could adversely affect businesses in several of these industries.  Industry specific risks are beyond the Bank’s control and could adversely affect the Bank’s portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future.  At December 31, 2009, approximately 73% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California.  As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio.  Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.  Under the budget plan approved by the California Legislature and signed by Governor Arnold Schwarzenegger on February 20, 2009, the State of California will reduce services, increase sales and income taxes and other fees and take other expense reduction measures.  In addition, California will fund a portion of the deficit through additional borrowings, which may include Revenue Anticipation Warrants, a relatively high-cost form of financing.  Further, the budget requires California voter approval of ballot measures during a special election to be held on May 19, 2009.  The measures would set a cap on state spending and institute a “rainy day” fund for periods of fiscal difficulty for the State’s budget, authorize the State to sell bonds based on future lottery revenue, shift money from certain social programs, guarantee additional funds for schools and freeze lawmakers’ pay when the State runs a deficit.  Rejection of any of the revenue-related ballot measures would likely result in budget deficits which would need to be addressed later in 2009.  The financial and economic consequences of this situation cannot be predicted with any certainty at this time.  If economic conditions in California decline further it is expected that the Bank’s level of problem assets would increase.  California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank.  The occurrence of natural disasters in California could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and business prospects.

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  The Bank is generally adversely affected by declining interest rates.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2009, 15% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000.  These deposits are considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits would adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

Our Ability to Pay Dividends is Subject to Legal Restrictions

As a bank holding company, our cash flow typically comes from dividends of the Bank.  Various statutory and regulatory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.  The ability of the Company to pay cash dividends in the future also depends on the Company’s profitability, growth, and capital needs.  In addition, California law restricts the ability of the Company to pay dividends.  No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued.  See “Business - Restrictions on Dividends and Other Distributions” above.

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

Pursuant to the terms of the CPP, we are required to adopt the U.S. Treasury’s current standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity securities issued pursuant to the CPP, including the common shares that may be issued upon exercise of the warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated Senior Executive Officers.  The standards include: (i) ensuring that incentive compensation plans and arrangements for Senior Executive Officers do not encourage unnecessary and excessive risks that threaten our value; (ii) required clawback of any bonus or incentive compensation paid (or under a legally binding obligation to be paid) based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibition on making “golden parachute payments” to Senior Executive Officers; and (iv) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the Senior Executive Officers in excess of $500,000 per year.

The adoption of ARRA on February 17, 2009 and implementing regulations of the U.S. Treasury have imposed certain new executive compensation and corporate expenditure limits on all current and future CPP participants, including the Company, until the institution has repaid the U.S. Treasury. The new standards include (but are not limited to): (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the CPP period with a value not greater than one-third of an employee’s total annual compensation; (ii) prohibitions on payments for departure from a company for any reason, except for payments for services performed or benefits accrued; (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria; (iv) prohibitions on compensation plans that encourage manipulation of reported earnings; (v) retroactive review of bonuses, retention awards and other compensation previously provided by CPP recipients if found by the U.S. Treasury to be inconsistent with the purposes of CPP or otherwise contrary to public interest; (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and; (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

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

Competition Adversely Affects our Profitability

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry.  By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank.  Competition is likely to further intensify as a result of recent adverse economic and financial market conditions which have led to increased consolidation of financial services companies, including large consolidations of significance in our market area.  In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations, credit unions and member institutions of the Farm Credit System, which offer many services that traditionally were offered only by banks.  Using the financial holding company structure, insurance companies, and securities firms may compete more directly with banks and bank holding companies.  In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market.  Also, technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks.  For example, consumers can pay bills and transfer funds over the internet and by telephone without banks.  Non-bank financial service providers may have lower overhead costs and are subject to fewer regulatory constraints.  If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.  During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans.  Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans.  No assurance can be given that the Bank will be able to compete with these lenders.  See “Business - Competition” above.

Government Regulation and Legislation Could Adversely Affect Us

The Company and the Bank are subject to extensive state and federal regulation, supervision, and legislation, which govern almost all aspects of the operations of the Company and the Bank.  The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.  Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund and not for the benefit of shareholders of the Company.  Regulatory authorities may also change their interpretation of these laws and regulations.  The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse.  See “Bank Regulation and Supervision” above.

We maintain systems and procedures designed to comply with applicable laws and regulations.  However, some legal/regulatory frameworks provide for the imposition of criminal or civil penalties (which can be substantial) for non-compliance.  In some cases, liability may attach even if the non-compliance was inadvertent or unintentional and even if compliance systems and procedures were in place at the time.  There may be other negative consequences from a finding of non-compliance, including restrictions on certain activities and damage to the Company’s reputation.

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

Recent Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

In 2006, the FDIC created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down depending on the revenue needs of the insurance fund.  Although an FDIC credit for prior contributions offset most of the assessment for 2007, the insurance assessments the Bank will pay has increased our costs starting in 2008.  This new assessment system has resulted in 2009 assessment expenses on deposits of the Bank of approximately 1,370,000, which includes a special assessment in the amount of $320,000.  In addition, as discussed above in Part I under the caption “Business—Premiums for Deposit Insurance,” the FDIC has taken recent steps which could further increase deposit premiums and is contemplating further increases and a special assessment.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

Negative Public Opinion Could Damage Our Reputation and Adversely Affect Our Earnings

Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business.  Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, management of actual or potential conflicts of interest and ethical issues, and our protection of confidential client information.  Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action.  We take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients and communities.

We may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy.

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees.  Pursuant to recently enacted legislation, the U.S. Treasury has instituted certain restrictions on the compensation of certain senior management positions.  It is possible that the U.S. Treasury may, as it is permitted to do, impose further requirements on us that may inhibit our ability to hire and retain the most qualified senior personnel.  In addition, if we are unable to repay our TARP funds, we will continue to be subject to significant restrictions on the payment of executive compensation and may be at a disadvantage to our competitors who have repaid TARP funds in our ability to recruit and retain the most qualified senior personnel.  Our ability to execute the business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $11.9 million, or 2.45% of total loans, at December 31, 2009, compared to $14.4 million, or 2.71% of total loans, at December 31, 2008, and 68.3% of total non-performing loans at December 31, 2009, compared to 101% of total non-performing loans at December 31, 2008.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

Future Sales of Shares of the Company’s Common Stock Could Have a Material Adverse Effect on the Market Price of the Common Stock

As of December 31, 2009, the Company had 9,019,320 shares of Common Stock outstanding, all of which are eligible for sale in the public market without restriction.  Future sales of substantial amounts of the Company’s Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock.  In addition, options to acquire up to 7.9% of the unissued authorized shares of Common Stock at exercise prices ranging from $3.88 to $23.75 have been issued to directors and employees of the Company, over the past nine (10) years, under the Company’s 2000 and 2006 Stock Option Plans and Outside Directors 2000 and 2006 Non-statutory Stock Option Plans, and options to acquire up to an additional 11.3 % of the unissued authorized shares of Common Stock are reserved for issuance under such plans.  In addition, on March 13, 2009, as part of our TARP financing, we issued a ten-year warrant to the Treasury to purchase up to 352,977 shares of the Company’s common stock, without par value, at an exercise price of $7.39 per share.  No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s Common Stock.  See “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

There is a Limited Public Market for the Company’s Common Stock which May Make it Difficult for Shareholders to Dispose of Their Shares

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”.  The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Morgan Securities, and Monroe Securities, Inc., all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock.  However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

Advances and Changes in Technology, and the Company’s Ability to Adapt Its Technology, could Impact Its Ability to Compete and Its Business and Operations

Advances and changes in technology can significantly impact the business and operations of the Company.  The Company faces many challenges including the increased demand for providing computer access to Company accounts and the systems to perform banking transactions electronically.  The Company’s merchant processing services require the use of advanced computer hardware and software technology and rapidly changing customer and regulatory requirements.  The Company’s ability to compete depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements.  In addition, the Company’s business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption, and unethical individuals with the technological ability to cause disruptions or failures of the Company’s data processing systems.

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

Shareholders of the Company Will Experience Dilution if Outstanding Options and Warrants are Exercised

As of December 31, 2009, the Company had outstanding options to purchase an aggregate of 514,807 shares of Common Stock at exercise prices ranging from $3.88 to $23.75 per share, or a weighted average exercise price per share of $11.27.  In addition, on March 13, 2009, as part of our TARP financing, we issued a ten-year warrant to the Treasury to purchase up to 352,977 shares of the Company’s common stock, without par value, at an exercise price of $7.39 per share.  To the extent such options and warrants are exercised, shareholders of the Company will experience dilution.  See “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through 16 offices in five counties in Northern California operating out of four offices in Solano County, eight in Yolo County, two in Sacramento County, and two in Placer County.  In addition, the Company owns four vacant lots, three in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

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

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ.  However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”.  The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Morgan Securities, and Monroe Securities, Inc., all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock, and the data set forth below may not reflect all such transactions.

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2009	$6.00	$4.75
3rd Quarter 2009	$6.25	$4.35
2nd Quarter 2009	$5.76	$4.60
1st Quarter 2009	$6.73	$4.00

4th Quarter 2008	$9.62	$5.77
3rd Quarter 2008	$11.30	$8.65
2nd Quarter 2008	$13.70	$9.86
1st Quarter 2008	$16.06	$13.22

*  Price adjusted for stock dividends.

As of December 31, 2009, there were approximately 1,322 holders of record of the Company’s common stock, no par value.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 27, 2009	4%	March 31, 2009
February 29, 2008	6%	March 31, 2008

The Company did not declare a stock dividend in 2010.  The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” and “– Recent Events” above.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2006, and 2005 have been derived from the Company’s historical financial statements not included in this Report.  The financial information for 2009, 2008, and 2007 should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2009	2008	2007	2006	2005

Interest Income and Loan Fees	$33,066	$38,871	$48,594	$48,070	$40,902
Interest Expense	(4,960)	(6,375)	(11,738)	(9,426)	(5,729)
Net Interest Income	28,106	32,496	36,856	38,644	35,173
Provision for Loan Losses	(10,489)	(16,164)	(4,795)	(735)	(600)
Net Interest Income after Provision for Loan Losses	17,617	16,332	32,061	37,909	34,573
Other Operating Income	8,553	7,796	7,160	5,289	5,720
Other Operating Expense	(30,068)	(29,137)	(28,803)	(29,219)	(26,813)
(Loss) Income before Taxes	(3,898)	(5,009)	10,418	13,979	13,480
Benefit (Provision) for Taxes	2,844	3,635	(3,137)	(5,169)	(4,792)
Net (Loss) Income	$(1,054)	$(1,374)	$7,281	$8,810	$8,688

Preferred Stock Dividend and Accretion	(792)	—	—	—	—

Net (Loss) Income available to common shareholders	$(1,846)	$(1,374)	$7,281	$8,810	$8,688

Basic (Loss) Income Per Share	$(0.21)	$(0.15)	$0.79	$0.95	$0.93

Diluted (Loss) Income Per Share	$(0.21)	$(0.15)	$0.77	$0.90	$0.89

Total Assets	$747,625	$670,802	$709,895	$685,225	$660,647

Total Investments	$75,868	$42,106	$74,849	$76,273	$48,788

Total Loans, including Loans Held-for-Sale, net	$476,018	$519,160	$499,314	$480,009	$460,501

Total Deposits	$651,426	$584,718	$622,671	$603,682	$581,781

Total Equity	$78,093	$62,029	$63,975	$61,990	$56,802

Weighted Average Shares of Common Stock outstanding used for Basic (Loss) Income Per Share Computation 1	8,973,402	8,931,906	9,165,198	9,300,785	9,362,585

Weighted Average Shares of Common Stock outstanding used for Diluted (Loss) Income Per Share Computation 1	8,973,402	8,931,906	9,438,217	9,757,490	9,748,112

(Loss) Return on Average Total Assets	(0.15%)	(0.20%)	1.05%	1.32%	1.35%

Net (Loss) Income/Average Equity	(1.40%)	(2.17%)	11.59%	14.90%	16.17%

Net (Loss) Income/Average Deposits	(0.17%)	(0.23%)	1.19%	1.49%	1.52%

Average Loans/Average Deposits	79.48%	87.21%	79.75%	81.20%	79.44%

Average Equity to Average Total Assets	10.57%	9.39%	9.06%	8.87%	8.37%

1. All years have been restated to give retroactive effect for stock dividends issued and stock splits.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

This overview of Management’s Discussion and Analysis highlights selected information in this annual report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire annual report.

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

Financial highlights for 2009 include:

The Company reported a net loss of $1.05 million before dividends and accretion on preferred stock of the US Treasury, a 23.3% decrease compared to net loss of $1.37 million for 2008.  Net loss per common share after consideration of dividends and accretion on preferred stock of the US Treasury for 2009 was $0.21 and resulted in an increase in the net loss per common share of 40.0% compared to net loss per common share of $0.15 for 2008, and net loss per common share on a fully diluted basis was $0.21 for 2009, a decrease of 40.0% compared to net loss per common share on a fully diluted basis of $0.15 for 2008.

Loans (including loans held-for-sale) decreased to $476.0 million at December 31, 2009, an 8.3% decrease from $519.2 million at December 31, 2008.  Commercial loans totaled $91.1 million at December 31, 2009, down 18.3% from $111.5 million a year earlier; agriculture loans were $33.1 million, down 13.5% from $38.3 million at December 31, 2008; real estate construction loans were $41.1 million, down 38.8% from $67.2 million at December 31, 2008; and real estate mortgage loans were $306.3 million, up 3.1% from $297.2 million a year earlier.

Average deposits increased to $617.6 million during 2009, a $29.3 million or 5.0% increase from 2008.

The Company reported average total assets of $712.9 million at December 31, 2009, up 5.6% from $674.8 million a year earlier.

The provision for loan losses in 2009 totaled $10,489,000, a decrease of 35.1% from $16,164,000 in 2008.  Net charge-offs were $13,008,000 in 2009 compared to $12,605,000 in 2008.  The decrease in the provision for loan losses can be primarily attributed to increased charge-offs, which was partially offset by decreased loan volumes.

Net interest income totaled $28.1 million for 2009, a decrease of 13.5% from $32.5 million in 2008, primarily due to decreased loan rates and volumes and decreased Federal Funds volume and rates, which was partially offset by decreased deposit rates.

Other operating income totaled $8.6 million for the year ended December 31, 2009, an increase of 9.7% from $7.8 million for the year ended December 31, 2008.  The increase was due primarily to increases in gains on sales of loans and other income, which was partially offset by decreased service charges on deposit accounts and gains on available for sale securities.

Other operating expenses totaled $30.1 million for 2009, up 3.2% from $29.1 million in 2008.  The increase was due primarily to an increase in FDIC insurance assessments.

In 2010, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income, while remaining conscious of the need to maintain appropriate expense levels.

On March 13, 2009, the Company raised $17.39 million from the Treasury in a TARP financing.  See Part I “Business—Recent Events,” above for additional information.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the allowance for loan losses, other real estate owned, investments, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company’s most significant estimates are approved by its senior management team.  At the end of each financial reporting period, a review of these estimates is presented to the Company’s Board of Directors.

The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company believes the allowance for loan losses accounting policy is critical because the loan portfolio represents the largest asset type on the consolidated balance sheet.  The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on the Company’s periodic evaluation of the factors mentioned below, as well as other pertinent factors.  The allowance for loan losses consists of an allocated component and a general component.  The components of the allowance for loan losses represent an estimate.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification.  These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loan loss element is determined using analysis that examines loss experience.

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

Other-than-temporary Impairment in Investment Securities

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.  For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

Share-Based Payment

We determine the fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility, and the risk-free interest rate over the expected life of the option.  The Black-Scholes model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of Management's judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements.  The fair value of non-vested restricted common shares generally equals the stock price at grant date.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion, see Note 13 to the Consolidated Financial Statements in this Form 10-K.

Accounting for Income Taxes

Income taxes reported in the financial statements are computed based on an asset and liability approach.  We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We record net deferred tax assets to the extent it is more-likely-than-not that they will be realized.  In evaluating our ability to recover the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business.  The Company files consolidated federal and combined state income tax returns.

A "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority.  The Company recognized an increase for unrecognized tax benefits during 2009.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.  For additional discussion, see Note 9 to the Consolidated Financial Statements in this Form 10-K.

Prospective Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.”  On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.   Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.”  New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  New authoritative accounting guidance under ASC Topic 820, ”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements.  The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and had no impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.”  New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC Topic 860, “Transfers and Servicing.”  New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2009		2008		2007

	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
ASSETS
Cash and Due From Banks	$69,655	9.77%	$37,971	5.63%	$32,518	4.69%
Federal Funds Sold	45,918	6.44%	26,808	3.97%	52,359	7.55%
Investment Securities	64,290	9.02%	57,123	8.46%	86,046	12.41%
Loans 1	490,856	68.85%	512,987	76.02%	488,704	70.48%
Stock in Federal Home Loan Bank and
other equity securities, at cost	2,443	0.34%	2,253	0.33%	2,146	0.31%
Other Real Estate Owned	3,820	0.54%	3,691	0.55%	784	0.11%
Other Assets	35,894	5.04%	33,993	5.04%	30,882	4.45%
Total Assets	$712,876	100.00%	$674,826	100.00%	$693,439	100.00%

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand	$172,925	24.26%	$173,332	25.69%	$185,563	26.77%
Interest-Bearing Transaction Deposits	127,769	17.92%	128,690	19.07%	130,608	18.83%
Savings & MMDAs	172,610	24.21%	171,465	25.41%	179,425	25.87%
Time Certificates	144,251	20.24%	114,742	17.00%	117,178	16.90%
Borrowed Funds	13,631	1.91%	17,095	2.53%	10,504	1.51%
Other Liabilities	6,315	0.89%	6,147	0.91%	7,347	1.06%
Stockholders' Equity	75,375	10.57%	63,355	9.39%	62,814	9.06%
Total Liabilities & Stockholders’ Equity	$712,876	100.00%	$674,826	100.00%	$693,439	100.00%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)
	2009			2008			2007

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Assets	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Loans 1	$490,856	$28,899	5.89%	$512,987	$33,282	6.49%	$488,704	$39,220	8.03%

Loan Fees	—	1,621	0.33%	—	1,795	0.35%	—	2,268	0.46%

Total Loans, Including
Loan Fees	490,856	30,520	6.22%	512,987	35,077	6.84%	488,704	41,488	8.49%

Federal Funds Sold	45,918	58	0.13%	26,808	519	1.94%	52,359	2,660	5.08%

Due From Banks	36,302	164	0.45%	13,428	557	4.15%	5,922	273	4.61%

Investment Securities:
Taxable	40,336	1,311	3.25%	27,578	1,344	4.87%	56,350	2,789	4.95%

Non-taxable2	23,954	1,003	4.19%	29,545	1,254	4.24%	29,696	1,271	4.28%

Total Investment Securities	64,290	2,314	3.60%	57,123	2,598	4.55%	86,046	4,060	4.72%

Other Earning Assets	2,443	10	0.41%	2,253	120	5.33%	2,146	113	5.27%

Total Earning Assets	639,809	$33,066	5.17%	612,599	$38,871	6.35%	635,177	$48,594	7.65%

Cash and Due from Banks	33,353			24,543			26,596

Premises and Equipment	7,761			8,355			8,123

Other Real Estate Owned	3,820			3,691			784

Interest Receivable
and Other Assets	28,133			25,638			22,759

Total Assets	$712,876			$674,826			$693,439

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.
2. Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2009			2008			2007

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
Liabilities and	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Stockholders' Equity	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$127,769	$606	0.47%	$128,690	$930	0.72%	$130,608	$2,840	2.17%

Savings & MMDAs	172,610	1,342	0.78%	171,465	1,726	1.01%	179,425	4,034	2.25%

Time Certificates	144,251	2,513	1.74%	114,742	3,147	2.74%	117,178	4,551	3.88%

Total Interest-Bearing Deposits	444,630	4,461	1.00%	414,897	5,803	1.40%	427,211	11,425	2.67%

Borrowed Funds	13,631	499	3.66%	17,095	572	3.35%	10,504	313	2.98%

Total Interest-Bearing
Deposits and Funds	458,261	4,960	1.08%	431,992	6,375	1.48%	437,715	11,738	2.68%

Demand Deposits	172,925	—	—	173,332	—	—	185,563	—	—

Total Deposits and
Borrowed Funds	631,186	$4,960	0.79%	605,324	$6,375	1.05%	623,278	$11,738	1.88%

Accrued Interest and
Other Liabilities	6,315			6,147			7,347

Stockholders' Equity	75,375			63,355			62,814

Total Liabilities and
Stockholders' Equity	$712,876			$674,826			$693,439

Net Interest Income and
Net Interest Margin 1		$28,106	4.39%		$32,496	5.30%		$36,856	5.80%

Net Interest Spread 2			4.09%			4.87%			4.97%

1.  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2009 over 2008 and 2008 over 2007.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2009 Over 2008			2008 Over 2007
		Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change

Decrease in
Interest Income:

Loans	$(1,394)	$(2,989)	$(4,383)	$2,077	$(8,015)	$(5,938)

Loan Fees	(174)	—	(174)	(473)	—	(473)

Federal Funds Sold	221	(682)	(461)	(945)	(1,196)	(2,141)

Due From Banks	394	(787)	(393)	308	(24)	284

Investment Securities	301	(585)	(284)	(1,321)	(141)	(1,462)

Other Assets	9	(119)	(110)	6	1	7

	$(643)	$(5,162)	$(5,805)	$(348)	$(9,375)	$(9,723)

Decrease in
Interest Expense:

Deposits:
Interest-Bearing
Transaction Deposits	$(7)	$(317)	$(324)	$(41)	$(1,869)	$(1,910)

Savings & MMDAs	12	(396)	(384)	(172)	(2,136)	(2,308)

Time Certificates	687	(1,321)	(634)	(93)	(1,311)	(1,404)

Borrowed Funds	(123)	50	(73)	216	43	259

	$569	$(1,984)	$(1,415)	$(90)	$(5,273)	$(5,363)

Decrease in
Net Interest Income:	$(1,212)	$(3,178)	$(4,390)	$(258)	$(4,102)	$(4,360)

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2009	2008	2007
Investment securities available-for-sale:

U.S. Treasury Securities	$253	$274	$263
Securities of U.S. Government
Agencies and Corporations	4,335	2,039	20,139
Obligations of State &
Political Subdivisions	23,416	26,231	37,057
Mortgage-Backed Securities	47,864	13,562	17,390

Total Investments	$75,868	$42,106	$74,849

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2009.  The yields on tax-exempt securities are shown on a tax equivalent basis.
Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
Security	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$253	0.46%	$—	—	$—	—
Securities of U.S. Government
Agencies and Corporations	1,003	1.30%	3,332	1.37%	—	—
Obligations of State &
Political Subdivisions	1,469	8.14%	1,804	7.14%	2,183	7.25%
Mortgage-Backed Securities	100	5.92%	46,229	3.31%	1,535	3.80%

TOTAL	$2,825	4.96%	$51,365	3.32%	$3,718	5.84%

	After Ten Years		Total
Security	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$253	—
Securities of U.S. Government
Agencies and Corporations	—	—	4,335	1.35%
Obligations of State &
Political Subdivisions	17,960	6.45%	23,416	6.68%
Mortgage-Backed Securities	—	—	47,864	3.33%

TOTAL	$17,960	6.45%	$75,868	4.24%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2009		2008		2007

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$91,123	19.2%	$111,485	21.6%	$112,295	22.6%
Agriculture	33,141	7.0%	38,314	7.4%	36,772	7.4%
Real Estate Mortgage	304,666	64.2%	294,980	57.0%	251,672	50.5%
Real Estate Construction	41,123	8.7%	67,225	13.0%	91,901	18.4%
Installment	4,325	0.9%	4,964	1.0%	5,331	1.1%

TOTAL	$474,378	100.0%	$516,968	100.0%	$497,971	100.0%

	2006		2005

	Balance	Percent	Balance	Percent

Commercial	$97,268	20.5%	$87,091	19.1%
Agriculture	38,607	8.1%	32,808	7.2%
Real Estate Mortgage	227,552	47.9%	228,524	50.1%
Real Estate Construction	106,752	22.4%	103,422	22.7%
Installment	5,370	1.1%	4,216	0.9%

TOTAL	$475,549	100.0%	$456,061	100.0%

Commercial loans are primarily for financing the needs of a diverse group of businesses located in the Bank’s market area.  The Bank also makes loans to individuals for investment purposes.  Most of these loans are relatively short-term (an overall average life of approximately two years) and secured by various types of collateral.  Real estate construction loans are generally for financing the construction of single-family residential homes for individuals and builders we believe are well-qualified.  These loans are secured by real estate and have short maturities.

As shown in the comparative figures for loan mix during 2009 and 2008, total loans decreased as a result of decreases in real estate construction loans, commercial loans, agriculture loans and installment loans, which were partially offset by an increase in real estate mortgage loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2009 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$18,426	$135,119	$153,545
After one year through five years	59,254	109,038	168,292
After five years	27,677	124,864	152,541

Total	$105,357	$369,021	$474,378

Non-accrual, Past Due, OREO and Restructured Loans

It is generally the Company’s policy to discontinue interest accruals once a loan is past due for a period of 90 days as to interest or principal payments.  When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income.  Payments received on non-accrual loans are applied against principal.  A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected and an appropriate period of performance has been demonstrated.

The following tables summarize the Company’s non-accrual loans by loan category (in thousands) at December 31, 2009, 2008 and 2007.

	At December 31, 2009			At December 31, 2008
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Residential mortgage	$1,370	$—	$1,370	$334	$—	$334
Residential construction	3,413	—	3,413	6,309	—	6,309
Commercial real estate	5,669	—	5,669	5,233	—	5,233
Agriculture	3,188	—	3,188	—	—	—
Commercial	3,875	408	3,467	1,570	109	1,461
Consumer	99	—	99	99	—	99
Total non-accrual loans	$17,614	$408	$17,206	$13,545	$109	$13,436

	At December 31, 2007
	Gross	Guaranteed	Net

Residential mortgage	$—	$—	$—
Residential construction	9,335	—	9,335
Commercial real estate	3,816	—	3,816
Agriculture	1,504	—	1,504
Commercial	511	—	511
Consumer	7	—	7
Total non-accrual loans	$15,173	$—	$15,173

Non-accrual loans amounted to $17,614,000 at December 31, 2009 and were comprised of four residential mortgage loans totaling $1,370,000, fifteen residential construction loans totaling $3,413,000, seven commercial real estate loans totaling $5,669,000, two agricultural loans totaling $3,188,000, eight commercial loans totaling $3,875,000 and one consumer loan totaling $99,000.  At December 31, 2008, non-accrual loans amounted to $13,545,000 and were comprised of one residential mortgage loan totaling $334,000, eleven residential construction loans totaling $6,309,000, seven commercial real estate loans totaling $5,233,000, five commercial loans totaling $1,570,000 and one consumer loan totaling $99,000.  Non-accrual loans amounted to $15,173,000 at December 31, 2007 and were comprised of twelve residential construction loans totaling $9,335,000, three commercial loans totaling $3,816,000, four agricultural loans totaling $1,504,000, three commercial loans totaling $511,000 and one consumer loan totaling $7,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

The five largest non-accrual loans as of December 31, 2009, made up approximately 53% of total non-accrual loans and consisted of one commercial and industrial loan totaling $2,751,000, supported by the business assets of the company, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the company, two commercial real estate loans totaling $3,308,000, supported by commercial properties located with in the Company’s market area and one residential construction loan totaling $1,460,000, supported by residential real estate.  All of these loans were appraised within the last six months.

In comparison, the five largest non-accrual loans as of December 31, 2008 made up approximately 59% of total non-accrual loans and consisted of one commercial and industrial loan totaling $1,371,000, supported by the business assets of the company, two real estate construction loans totaling $4,043,000, supported by residential real estate and two commercial real estate loans totaling $2,581,000 supported by two commercial properties located with in the Company’s market area.

If interest on non-accrual loans had been accrued, such interest income would have approximated $965,000, $1,501,000 and $814,000 during the years ended December 31, 2009, 2008 and 2007, respectively.  Income actually recognized for these loans approximated $96,000, $181,000 and $73,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Total non-performing impaired loans at December 31, 2009, 2008 and 2007 consisting of loans on non-accrual status totaled $17,614,000, $13,545,000 and $15,173,000, respectively.  Performing impaired loans consisting of loans restructured and in compliance with modified terms, totaled $9,984,000, $2,682,000 and -0- at December 31, 2009, 2008 and 2007, respectively; the majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Analysis of the Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The five largest non-performing loans consisting of loans on non-accrual made up approximately 53% of total non-performing loans as of December 31, 2009 and consisted of one commercial and industrial loan totaling $2,751,000, supported by business assets of the company, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the company, two commercial real estate loans totaling $3,308,000, supported by commercial properties located with in the Company’s market area and one residential construction loan totaling $1,460,000, supported by residential real estate.  All of these loans were appraised within the last six months.

In comparison, the five largest non-performing loans as of December 31, 2008 consisting of loans on non-accrual and loans ninety days or more past due made up approximately 61% of total non-performing loans and consisted of one commercial and industrial loan totaling $1,371,000, supported by the business assets of the company, two real estate construction loans totaling $4,043,000, supported by residential real estate and two commercial real estate loans totaling $2,581,000 supported by two commercial properties located with in the Company’s market area.

The Company had loans 90 days past due and still accruing totaling $-0-, $713,000 and $263,000 at December 31, 2009, 2008 and 2007, respectively.

As the following table illustrates, total non-performing assets which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $2,207,000, or 11.9% to $20,724,000 from December 31, 2008 and increased $4,408,000 or 36.6% from December 31, 2007.  Non-performing assets net of guarantees represent 2.8% of total assets at December 31, 2009.  The Bank's management believes that the $17,614,000 in non-accrual loans are adequately collateralized or guaranteed by a governmental entity.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2009			At December 31, 2008
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$17,614	$408	$17,206	$13,545	$109	$13,436
Loans 90 days past due and still accruing	—	—	—	713	—	713
Total non-performing loans	17,614	408	17,206	14,258	109	14,149
Other real estate owned	3,518	—	3,518	4,368	—	4,368
Total non-performing assets	21,132	408	20,724	18,626	109	18,517
Non-performing loans to total loans			3.6%			2.7%
Non-performing assets to total assets			2.8%			2.8%
Allowance for loan and lease losses to non-performing loans			69.3%			102.0%

	At December 31, 2007
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$15,173	$—	$15,173
Loans 90 days past due and still accruing	263	—	263
Total non-performing loans	15,436	—	15,436
Other real estate owned	879	—	879
Total non-performing assets	16,315	—	16,315
Non-performing loans to total loans			3.1%
Non-performing assets to total assets			2.3%
Allowance for loan and lease losses to non-performing loans			70.5%

There was a $2,207,000 increase in non-performing assets for 2009 over 2008.  At December 31, 2009, non-performing assets included four residential mortgage loan totaling $1,370,000, fifteen non-accrual residential construction loans totaling $3,413,000, seven non-accrual commercial real estate loans totaling $5,669,000, two non-accrual agricultural loans totaling $3,188,000, eight non-accrual commercial loans totaling $3,875,000, and one non-accrual installment loan totaling $99,000.  Additional non-performing assets included repossessed properties totaling $3,518,000.

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

The Company had loans restructured and in compliance with modified terms totaling $9,984,000 and $2,682,000 at December 31, 2009 and 2008 respectively.  The Company had no restructured loans at December 31, 2007.

OREO consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell.  A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

OREO amounted to $3,518,000, $4,368,000 and $879,000 for the periods ended December 31, 2009, 2008 and 2007, respectively.  The decrease in OREO loans at December 31, 2009 from the balance at December 31, 2008 was primarily due to the disposition of seven real estate construction properties and two commercial real estate properties, which was partially offset by the addition of eight real estate construction loans and three commercial real estate loans.

Potential Problem Loans

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

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as changing weather conditions.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

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

Excluding the non-performing loans cited previously, loans totaling $45,197,000 and $39,067,000 were classified as potential problem loans at December 31, 2009 and 2008 respectively.  Of these loans, loans totaling $40,827,000 and $33,720,000 are adequately collateralized or guaranteed, and the remaining loans totaling $4,371,000 and 5,347,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2009 and 2008 respectively.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2009 and 2008 was 2.45% and 2.71% respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considers the $11,916,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2009.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
	2009	2008	2007	2006	2005

Balance at Beginning of Year	$14,435	$10,876	$8,361	$7,917	$7,445
Provision for Loan Losses	10,489	16,164	4,795	735	600
Loans Charged-Off:
Commercial	(5,894)	(2,224)	(1,428)	(572)	(670)
Agriculture	(5,043)	(88)	(82)	(57)	—
Real Estate Mortgage	(272)	(299)	(249)	—	—
Real Estate Construction	(2,742)	(10,265)	(537)	—	—
Installment Loans to Individuals	(342)	(448)	(764)	(431)	(185)

Total Charged-Off	(14,293)	(13,324)	(3,060)	(1,060)	(855)

Recoveries:
Commercial	322	153	256	561	64
Agriculture	5	56	200	—	663
Real Estate Mortgage	2	32	—	—	—
Real Estate Construction	725	159	—	—	—
Installment Loans to Individuals	231	319	324	208	—

Total Recoveries	1,285	719	780	769	727

Net (Charge-Offs) Recoveries	(13,008)	(12,605)	(2,280)	(291)	(128)

Balance at End of Year	$11,916	$14,435	$10,876	$8,361	$7,917

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(2.65%)	(2.46%)	(0.47%)	(0.06%)	(0.03%)

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the Loan Portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):
	December 31, 2009		December 31, 2008		December 31, 2007

	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$4,037	19.2%	$4,909	21.6%	$2,884	22.5%

Agriculture	1,681	7.0%	643	7.4%	865	7.4%

Real Estate Mortgage	4,081	64.2%	4,491	57.0%	3,470	50.5%

Real Estate Construction	1,611	8.7%	3,113	13.0%	2,947	18.5%

Installment	506	0.9%	1,279	1.0%	710	1.1%

Total	$11,916	100.0%	$14,435	100.0%	$10,876	100.0%

	December 31, 2006		December 31, 2005

	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$2,037	20.5%	$1,779	19.1%

Agriculture	1,133	8.1%	1,518	7.2%

Real Estate Mortgage	3,016	47.9%	3,003	50.1%

Real Estate Construction	1,535	22.4%	1,001	22.7%

Installment	640	1.1%	616	0.9%

Total	$8,361	100.0%	$7,917	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2009		2008		2007
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$172,925	—	$173,332	—	$185,563	—

Interest-Bearing Demand (NOW)	$127,769	0.47%	$128,690	0.72%	$130,608	2.17%

Savings and MMDAs	$172,610	0.78%	$171,465	1.01%	$179,425	2.25%

Time	$144,251	1.74%	$114,742	2.74%	$117,178	3.88%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2009:

Three months or less	$35,722

Over three months through twelve months	47,616

Over twelve months	13,711

Total	$97,049

Short-Term Borrowings

Short-term borrowings at December 31, 2009 and 2008 consisted of secured borrowings from the U.S. Treasury in the amounts of $813,000 and $584,000, respectively.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  At December 31, 2009, the Bank had no Federal Funds purchased.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2009, the Company had a current collateral borrowing capacity from the FHLB of $112,245,000.  The Company also has unsecured formal lines of credit totaling $17,000,000 with correspondent banks.

Long-Term Borrowings

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $11,000,000 and $17,675,000, respectively, at December 31, 2009 and 2008.  Such advances ranged in maturity from 0.5 years to 2.5 years at a weighted average interest rate of 3.94% at December 31, 2009.  Maturity ranged from 0.2 years to 3.4 years at a weighted average interest rate of 3.61% at December 31, 2008.  Average outstanding balances were $12,885,000 and $16,519,000, respectively, during 2009 and 2008.  The weighted average interest rate paid was 3.87% in 2009 and 3.42% in 2008.

Overview

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net loss available to common shareholders for the year ended December 31, 2009, was $1.8 million, representing an increase of $0.5 million, or 34.4%, compared to net loss of $1.4 million for the year ended December 31, 2008.  The increase in net loss is principally attributable to a $4.4 million decrease in net interest income, $0.2 million decrease in service charges and fees on deposit accounts, an increase of $0.9 million in other operating expenses, $0.8 million decrease in income tax benefit and an increase of $0.8 million in stock dividends and accretion (relating to preferred stock held by the U.S. Treasury), which was partially offset by a $5.7 million decrease in the provision for loan losses, an increase of $0.5 million in other income and an increase of $0.7 million in gains on sales of loans.

Total assets increased by $76.8 million, or 11.4%, to $747.6 million as of December 31, 2009 compared to $670.8 million at December 31, 2008.  The increase in total assets was mainly due to a $121.9 million increase in cash and due from banks and a $33.8 million increase in investment securities, which was partially offset by a $40.9 million decrease in federal funds sold and a $43.1 million decrease in net loans (including loans held-for-sale).  Total deposits increased $66.7 million, or 11.4%, to $651.4 million as of December 31, 2009 compared to $584.7 million at December 31, 2008.  Other borrowings decreased by $6.4 million, or 35.3%, to $11.8 million as of December 31, 2009 compared to $18.3 million at December 31, 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net loss for the year ended December 31, 2008, was $1.4 million, representing a decrease of $8.7 million, or 118.9%, compared to net income of $7.3 million for the year ended December 31, 2007.  The decrease in net income is principally attributable to an increase of $11.4 million in the provision for loan losses, a $4.4 million decrease in net interest income and a $1.7 million decrease in gains / write-downs on other real estate owned, which was partially offset by an increase of $0.7 million in other income, a $0.3 million increase in service charges on deposit accounts, a $0.8 million decrease in salaries and employee benefits, a $0.2 million decrease in advertising, a $0.2 million decrease in other expense and a $6.8 million decrease in the provision for income taxes.

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

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period.  The $4,390,000 decrease in the Bank’s net interest income in 2009 from 2008 was due to the effects lower loan rates and volumes, lower loan fees, lower investment securities rates and lower Federal Funds and due from interest bearing account rates, which was partially offset by higher investment securities, Federal Funds and due from interest bearing account volumes and lower core deposit funding costs.  The $4,360,000 decrease in the Bank’s net interest income in 2008 from 2007 was due to the effects lower loan rates and lower loan fees, which were partially offset by real estate loan volumes combined with lower levels of investment securities and lower Federal Funds rates and volumes, which was partially offset by lower core deposit funding costs.  The “Analysis of Changes in Interest Income and Interest Expense” set forth on page 34 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume.  Another factor that affected the net interest income was the average earning asset to average total asset ratio.  This ratio was 89.8% in 2009, 90.8% in 2008, and 91.6% in 2007.

Interest income on loans (including loan fees) was $30,520,000 for 2009, representing a decrease of $4,557,000, or 13.0%, from $35,077,000 for 2008.  This compared to a decrease in 2008 of $6,411,000, or 15.5%, from $41,488,000 for 2007.  The decreased interest income on loans in 2009 over 2008 was the result of a 4.3% decrease in loan volume and a 60 basis point decrease in loan interest rates, combined with a decrease of approximately $174,000 in loan fees.  Loan fee comparisons were impacted by a net decrease in deferred loan fees and costs of $164,000 in 2009, and a net decrease of $539,000 in 2008.

Average outstanding federal funds sold fluctuated during this period, ranging from $45,918,000 in 2009 to $26,808,000 in 2008 and $52,359,000, in 2007.  There were no Federal Funds sold at December 31, 2009.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Federal Funds sold yields were 0.13%, 1.94%, and 5.08% for 2009, 2008 and 2007, respectively.

Average outstanding due from interest bearing accounts fluctuated during this period, ranging from $36,302,000 in 2009 to $13,428,000 in 2008 and $5,922,000, in 2007.  At December 31, 2009, due from interest bearing accounts were $134,927,000.  As with Federal Funds, due from interest bearing accounts are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Due from interest bearing account yields were 0.45%, 4.15%, and 4.61% for 2009, 2008 and 2007, respectively.

The average total level of investment securities increased $7,167,000 in 2009 to $64,290,000 from $57,123,000 in 2008 and decreased $28,293,000 in 2008 to $57,123,000 from $86,046,000 in 2007.  The level of interest income attributable to investment securities decreased to $2,314,000 in 2009 from $2,598,000 in 2008 and $2,598,000 in 2008 from $4,060,000 in 2007, due to the effects of interest rates and volume.  The Bank’s strategy for this period emphasized the use of the investment portfolio to partially offset the Bank’s decreased loan volume.  The Bank intends to continue to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide higher cash flow for reinvestment in a higher interest rate instrument.  Investment securities yields were 3.60%, 4.55%, and 4.72% for 2009, 2008 and 2007, respectively.

Total interest expense decreased to $4,960,000 in 2009 from $6,375,000 in 2008, and decreased to $6,375,000 in 2008 from $11,738,000 in 2007, representing a 22.2% decrease in 2009 over 2008 and a 45.7% increase in 2008 over 2007.  The decrease in total interest expense from 2009 to 2008 was due to decreases in interest rates paid on deposits, which was partially offset by increases in the volume of deposits.  The decrease in total interest expense from 2008 to 2007 was due to decreases in interest rates paid on deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2009		2008		2007

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$172,925	28.0%	$173,332	29.5%	$185,563	30.3%

Interest-Bearing Demand (NOW)	127,769	20.7%	128,690	21.9%	130,608	21.3%

Savings and MMDAs	172,610	28.0%	171,465	29.1%	179,425	29.3%

Time	144,251	23.3%	114,742	19.5%	117,178	19.1%

Total	$617,555	100.0%	$588,229	100.0%	$612,774	100.0%

The three years ended December 31, 2009 have been characterized by decreasing interest rates.  Loan rates and deposit rates decreased in 2009 and 2008.  The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds decreased 78 basis points in the period from 2009 to 2008 and decreased 10 basis points in the period from 2008 to 2007.

The Bank’s net interest margin (net interest income divided by average earning assets) was 4.39% in 2009, 5.30% in 2008, and 5.80% in 2007.  The decrease in net interest margin was due to lowering loan rates which was only partially offset by lower deposit rates.  Going forward into the first half of 2010, it is Bank management’s belief that net interest income and net interest margin will continue to fluctuate due to the unstable rate environment.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses decreased to $10,489,000 in 2009 from $16,164,000 in 2008, primarily as a result of increased charge-offs, which was partially offset by decreased loan volumes.  The amount of loans charged-off increased in 2009 to $14,293,000 from $13,324,000 in 2008, and recoveries increased to $1,285,000 in 2009 from $719,000 in 2008.  The increase in charge-offs was due, for the most part, to an increase in charge-offs of commercial loans, agriculture loans, and real estate construction loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2009 was 2.45% compared to 2.71% at December 31, 2008.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2009 was 68% compared to 101% at December 31, 2008.

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

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held-for-sale, gains on other real estate owned, and other income.  Service charges on deposit accounts decreased $237,000 in 2009 over 2008 and increased $284,000 in 2008 over 2007.  The decrease in 2009 was due, for the most part, to decreased service charges on regular and business checking accounts.  Realized gains on sale of investment securities decreased $115,000 in 2009 over 2008 and decreased $69,000 in 2008 over 2007.  The decrease in 2009 was due to fewer sales of securities.  Net realized gains on loans held-for-sale increased $699,000 in 2009 over 2008 and increased $14,000 in 2008 over 2007.  The increase in 2008 was due, for the most part, to an increase in sold loans.  Gains on other real estate owned decreased $98,000 in 2009 over 2008 and decreased $251,000 in 2008 over 2007.  The decrease in 2009 was due to lower gains on sales of foreclosed residential properties in 2009 compared to 2008.  Other income increased $508,000 in 2009 over 2008 and increased $658,000 in 2008 over 2007.  The increase in 2009 was due, for the most part, to increases in loan servicing income and mortgage brokerage income.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising, OREO expenses and write-downs and other expenses.  Other operating expenses increased to $30,068,000 in 2009 from $29,137,000 in 2008, and increased to $29,137,000 in 2008 from $28,803,000 in 2007, representing an increase of $931,000, or 3.2% in 2009 over 2008, and an increase of $334,000, or 1.2% in 2008 over 2007.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:
	2009 over 2008		2008 over 2007

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$(90)	(0.6%)	$(771)	(4.7%)
Occupancy and Equipment	107	2.9%	28	0.8%
Data Processing	41	2.4%	87	5.3%
Stationery and Supplies	(62)	(13.2%)	(89)	(15.9%)
Advertising	(5)	(0.7%)	(168)	(19.0%)
Directors Fees	4	1.9%	(9)	(4.1%)
OREO Expense and Write-downs	(44)	(2.8%)	1,549	3,520.5%
Other Expense	980	18.6%	(293)	(5.3%)

Total	$931	3.2%	$334	1.2%

In 2009, salaries and employee benefits decreased $90,000 to $15,379,000 from $15,469,000 for 2008.  This decrease was due, for the most part, to decreased regular salaries, stock compensation expense, workman’s compensation expense and retirement compensation expense, which was partially offset by increases in commissions and deferred loan processing costs.  Increases in occupancy and equipment expenses were due to increases in rent expense and solar equipment rental expense, which were partially offset by decreases in depreciation expense and utilities.  Increases in the data processing area were attributed to continued emphasis on Internet-related products and security services and network improvements.  Decreases in stationary and supplies were attributed to a decrease in the usage of office supplies.  Decreases in OREO expense and write-downs were due to lower expenses and write-downs related to foreclosed real estate properties.  The increase in other expense was due, for the most part, to an increase in FDIC assessments, which was partially offset by decreases in consulting fees, public relations expense and employee training.

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

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings.  In 2009, the tax benefit decreased $791,000 to a benefit of $2,844,000 from a benefit of $3,635,000 for 2008.  In 2008, taxes decreased $6,772,000 to a benefit of $3,635,000 from a tax expense of $3,137,000 for 2007.  Non-taxable municipal bond income was $1,003,000, $1,254,000, and $1,271,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has adjusted to these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2009, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 73.1% on December 31, 2009, 88.8% on December 31, 2008, and 80.2% on December 31, 2007.  At December 31, 2009 and 2008, the Bank’s ratio of core deposits to total assets was 74.2% and 78.3%, respectively.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  The Bank’s liquidity position increased in 2009; management believes that the Bank’s liquidity position was adequate.  This is best illustrated by the change in the Bank’s net non-core and net short-term non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2009, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was – 4.36%, compared to 8.95% in 2008.  The Bank’s net short-term non-core funding dependence ratio, non-core funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled – 8.77% at the end of 2009, compared to 6.01% at year-end 2008.  These ratios indicated at December 31, 2009, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following table presents, as of December 31, 2009, the Company’s significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$499,364	$499,364	$—	$—	$—
Certificates of Deposit (a)	152,062	133,958	16,928	1,176	—
Short-Term Borrowings (a)	813	813	—	—	—
Long-Term Borrowings (b)	12,300	434	2,399	9,467	—
Operating Leases	5,572	1,221	1,976	1,589	786
Purchase Obligations	1,556	1,556	—	—	—
Total	$671,667	$637,346	$21,303	$12,232	$786

(a)	Excludes interest.
(b)	Includes interest on fixed rate obligations.

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

The following table details the amounts and expected maturities of commitments as of December 31, 2009 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$75,622	$57,251	$7,520	$9,200	$1,651
Agriculture	36,295	33,424	1,076	—	1,795
Real Estate Mortgage	53,279	7,462	10,868	6,899	28,050
Real Estate Construction	9,445	4,665	30	—	4,750
Installment	16,948	16,252	696	—	—
Commitments to sell loans	3,179	3,179	—	—	—
Standby Letters of Credit	3,572	3,572	—	—	—
Total	$198,340	$125,805	$20,190	$16,099	$36,246

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows (amounts in thousands):

	2009	2008

Undisbursed loan commitments	$191,589	$198,615
Standby letters of credit	3,572	5,715
Commitments to sell loans	3,179	9,764

	$198,340	$214,094

The Bank expects its liquidity position to remain strong in 2010 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year and, while the Bank did not experience a dramatic outflow of deposits, the potential of additional outflows still exists if the stock market improves.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2010.

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2009, stockholders’ equity totaled $78.1 million, an increase of $16.1 million from $62.0 million at December 31, 2008.  Issuance of $17.4 million in perpetual preferred stock and warrants, which was partially offset by a net loss after dividends and accretion on preferred stock of $1.8 million in 2009.  Also affecting capital in 2009 was paid in capital in the amount of $0.6 million resulting from stock options exercised, employee stock purchases, stock plan accruals and related tax benefits, which was partially offset by a decrease in other comprehensive income of $0.1 million, consisting of retirement plan equity adjustments, which were partially offset by unrealized gains on investment securities available-for-sale.  The Bank’s Tier 1 Leverage Capital ratio at year-end 2009 was 9.8% and was 8.7% for 2008.

On June 21, 2009, the Company’s stock repurchase program expired.  The Company does not currently operate a stock repurchase program.  The Company’s previous stock purchase plan had allowed repurchases by the Company in an aggregate of up to 4.0% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  During 2009, the Bank did not repurchase any of the Company’s outstanding shares of common stock.  Our ability to repurchase our shares is restricted. The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines.  The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information set forth on pages 56 through 100 in this Annual Report is incorporated herein by reference.

Financial Statements Filed:

Management’s Report	Page 54

Report of Independent Registered Public Accounting Firm	Page 55

Consolidated Balance Sheets as of December 31, 2009 and 2008	Page 56

Consolidated Statements of Operations for Years ended December 31, 2009, 2008, and 2007	Page 57

Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss) for Years ended December 31, 2009, 2008, and 2007	Page 58

Consolidated Statements of Cash Flows for Years ended December 31, 2009, 2008, and 2007	Page 60

Notes to Consolidated Financial Statements	Page 61

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2009.

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

March 29, 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northern Community Bancorp and subsidiary as of December 31, 2009 and 2008, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Stockton, California
March 26, 2010

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2009 and 2008
(in thousands, except share amounts)

	2009	2008
Assets

Cash and due from banks	$147,076	$25,150
Federal funds sold	—	40,860
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $29,194 and $21,071, respectively)	75,868	42,106
Loans (net of allowance for loan losses of $11,916 at December 31, 2009 and $14,435 at December 31, 2008)	474,378	516,968
Loans held-for-sale	1,640	2,192
Stock in Federal Home Loan Bank and other equity securities, at cost	2,506	2,311
Premises and equipment, net	7,397	7,620
Other real estate owned	3,518	4,368
Other assets	35,242	29,227

Total Assets	$747,625	$670,802

Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Demand	$179,684	$181,600
Interest-bearing transaction deposits	133,224	123,614
Savings and MMDAs	186,456	155,656
Time, under $100,000	55,013	64,252
Time, $100,000 and over	97,049	59,596

Total Deposits	651,426	584,718

FHLB advances and other borrowings	11,813	18,259
Accrued interest payable and other liabilities	6,293	5,796

Total Liabilities	669,532	608,773

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; 17,390 shares issued and outstanding in 2009 and none in 2008, respectively;	16,822	—
Common stock, no par value; 16,000,000 shares authorized; 9,019,320 and 8,608,802 shares issued and outstanding in 2009 and 2008, respectively;	62,457	58,983
Additional paid-in capital	977	977
(Accumulated deficit) retained earnings	(2,074)	2,026
Accumulated other comprehensive (loss)/income, net	(89)	43
Total Stockholders’ Equity	78,093	62,029

Total Liabilities and Stockholders’ Equity	$747,625	$670,802

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007 (in thousands, except share amounts)
	2009	2008	2007
Interest and dividend income:
Interest and fees on loans	$30,520	$35,077	$41,488
Federal funds sold	58	519	2,660
Due from interest bearing accounts	164	557	273
Investment securities:
Taxable	1,311	1,344	2,789
Non-taxable	1,003	1,254	1,271
Other earning assets	10	120	113
Total interest and dividend income	33,066	38,871	48,594
Interest expense:
Time deposits $100,000 and over	1,651	2,056	3,019
Other deposits	2,810	3,747	8,406
Other borrowings	499	572	313
Total interest expense	4,960	6,375	11,738
Net interest income	28,106	32,496	36,856
Provision for loan losses	10,489	16,164	4,795
Net interest income after provision
for loan losses	17,617	16,332	32,061
Other operating income:
Service charges on deposit accounts	3,497	3,734	3,450
Net realized gains on available-for-sale securities	454	569	638
Net realized gains on loans held-for-sale	954	255	241
Net realized gains on other real estate owned	4	102	353
Other income	3,644	3,136	2,478
Total other operating income	8,553	7,796	7,160
Other operating expenses:
Salaries and employee benefits	15,379	15,469	16,240
Occupancy and equipment	3,789	3,682	3,654
Data processing	1,756	1,715	1,628
Stationery and supplies	409	471	560
Advertising	712	717	885
Directors fees	215	211	220
OREO expense and write-downs	1,549	1,593	44
Other	6,259	5,279	5,572
Total other operating expenses	30,068	29,137	28,803
(Loss) income before income tax (benefit) expense	(3,898)	(5,009)	10,418
(Benefit) provision for income tax	(2,844)	(3,635)	3,137
Net (loss) income	(1,054)	(1,374)	7,281
Preferred stock dividends and accretion	(792)	—	—
Net (loss) income available to common shareholders	$(1,846)	$(1,374)	$7,281
Basic (loss) income per share	$(0.21)	$(0.15)	$0.79
Diluted (loss) income per share	$(0.21)	$(0.15)	$0.77

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share amounts)

						Retained	Accumulated
					Additional	Earnings /	Other
	Preferred	Common Stock		Comprehensive	Paid-in	(Accumulated	Comprehensive
	Stock	Shares	Amounts	Income	Capital	Deficit)	(Loss) / Income	Total

Balance at December 31, 2006	$—	7,980,952	$45,726		$977	$15,792	$(505)	$61,990

Comprehensive income:
Net income				$7,281		7,281		7,281
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the current period, net of tax effect of $30				(45)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $255				383
Total other comprehensive income, net of tax effect of $225				338			338	338
Comprehensive income				$7,619
6% stock dividend		476,976	10,851			(10,851)		—
Cash in lieu of fractional shares						(13)		(13)
Stock-based compensation and related tax benefits			705					705
Common shares issued, stock options exercised, net of swapped shares		82,560	525					525
Stock repurchase and retirement		(370,716)	(6,851)					(6,851)
Balance at December 31, 2007	$—	8,169,772	$50,956		$977	$12,209	$(167)	$63,975
Cumulative effect of adoption of accounting for split dollar life insurance						(158)		(158)
Comprehensive income:
Net loss				$(1,374)		(1,374)		(1,374)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the current period, net of tax effect of $62				92
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $228				(341)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $306				459
Total other comprehensive income, net of tax effect of $140				210			210	210
Comprehensive income				$(1,164)
6% stock dividend		488,234	8,642			(8,642)		—
Cash in lieu of fractional shares						(9)		(9)
Stock-based compensation and related tax benefits			519					519
Common shares issued, stock options exercised, net of swapped shares		36,211	225					225
Stock repurchase and retirement		(85,415)	(1,359)					(1,359)
Balance at December 31, 2008	$—	8,608,802	$58,983		$977	$2,026	$43	$62,029

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share amounts)
(Continued)

						Retained	Accumulated
					Additional	Earnings /	Other
	Preferred	Common Stock		Comprehensive	Paid-in	(Accumulated	Comprehensive
	Stock	Shares	Amounts	Income	Capital	Deficit)	(Loss) / Income	Total

Balance at December 31, 2008	$—	8,608,802	$58,983		$977	$2,026	$43	$62,029
Comprehensive income:
Net loss				$(1,054)		(1,054)		(1,054)
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the current period, net of tax effect of $134				200
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $182				(272)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $40				(60)
Total other comprehensive loss, net of tax effect of $88				(132)			(132)	(132)
Comprehensive loss				$(1,186)
Issuance of preferred stock	16,726							16,726
Issuance of common stock warrants			664					664
4% stock dividend		346,011	2,249			(2,249)		—
Dividend on preferred stock						(696)		(696)
Discount accretion on preferred stock	96					(96)		—
Cash in lieu of fractional shares						(5)		(5)
Stock-based compensation and related tax benefits			345					345
Common shares issued, stock options exercised, net of swapped shares		64,507	216					216
Balance at December 31, 2009	$16,822	9,019,320	$62,457		$977	(2,074)	$(89)	$78,093

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(in thousands)
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,054)	$(1,374)	$7,281
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	10,489	16,164	4,795
Stock plan accruals	336	497	523
Tax benefit for stock options	9	22	182
Depreciation and amortization	940	1,045	1,112
Accretion and amortization, net	621	(47)	(149)
Net realized gains on available-for-sale securities	(454)	(569)	(638)
Net realized gains on loans held-for-sale	(954)	(255)	(241)
Gain on sale of OREO properties	(4)	(102)	(353)
Write-downs of OREO properties	1,208	1,484	—
Net loss (gain) on sale of bank premises and equipment	10	19	(2)
Benefit from deferred income taxes	(1,185)	(2,162)	(2,085)
Proceeds from sales of loans held-for-sale	105,479	35,816	36,776
Originations of loans held-for-sale	(103,973)	(36,410)	(36,310)
Decrease in deferred loan origination fees and costs, net	(164)	(539)	(196)
Increase in accrued interest receivable and other assets	(4,833)	(824)	(1,203)
Increase (decrease) in accrued interest payable and other liabilities	497	(1,621)	(1,155)
Net cash provided by operating activities	6,968	11,144	8,337
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	3,075	9,992	14,205
Proceeds from sales of available-for-sale securities	27,866	32,764	20,140
Principal repayments on available-for-sale securities	9,389	4,010	3,461
Purchase of available-for-sale securities	(74,379)	(13,822)	(37,125)
Net increase in other interest earnings assets	(195)	(112)	(106)
Net decrease (increase) in loans	28,252	(41,417)	(24,633)
Purchases of bank premises and equipment	(727)	(812)	(924)
Proceeds from sale of bank premises and equipment	—	—	2
Proceeds from sale of OREO	3,659	1,924	353
Net cash used in investing activities	(3,060)	(7,473)	(24,627)
Cash flows from financing activities:
Net increase (decrease) in deposits	66,708	(37,953)	18,989
Proceeds from issuance of preferred stock	16,726	—	—
Proceeds from issuance of common stock warrants	664	—	—
Net (decrease) increase in FHLB advances and other borrowings	(6,446)	2,427	4,851
Dividends on preferred stock	(696)	—	—
Cash dividends paid in lieu of fractional shares	(5)	(9)	(13)
Common stock issued	216	225	525
Tax benefit for stock options	(9)	(22)	(182)
Repurchase of common stock	—	(1,359)	(6,851)
Net cash provided by (used in) financing activities	77,158	(36,691)	17,319
Net increase (decrease) in cash and cash equivalents	81,066	(33,020)	1,029
Cash and cash equivalents at beginning of year	66,010	99,030	98,001
Cash and cash equivalents at end of year	$147,076	$66,010	$99,030

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007 (in thousands, except share amounts)

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

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates applied in the preparation of the accompanying consolidated financial statements.  For the Company the most significant accounting estimates are the allowance for loan losses and deferred tax asset realization.  See footnote (1)(e) and (1)(j).  A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

(a)	Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers due from banks, federal funds sold for one-day periods and short-term bankers acceptances to be cash equivalents.

(b)	Investment Securities

Investment securities consist of U.S. Treasury securities, U.S. Agency securities, obligations of states and political subdivisions, obligations of U.S. Corporations, mortgage-backed securities and other securities.  At the time of purchase of a security the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold.  The Company does not purchase securities with the intent to engage in trading activity.

Held-to-maturity securities are recorded at amortized cost, adjusted for amortization or accretion of premiums or discounts.  Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

Derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities are recognized as either assets or liabilities in the balance sheet and measured at fair value.  The Company did not hold any derivatives at December 31, 2009 and 2008.

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

The Bank held other real estate owned (OREO) net of valuation allowance in the amount of $3,518 and $4,368 as of December 31, 2009 and 2008, respectively.

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

When servicing rights are sold, a gain or loss is recognized at the closing date to the extent that the sales proceeds, less costs to complete the sale, exceeded or are less than the carrying value of the servicing rights held.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2009, 2008 and 2007 for cash proceeds equal to the fair value of the loans.

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

The Company had mortgage loans held-for-sale of $1,640 and $2,192 at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, the Company serviced real estate mortgage loans for others of $189,025 and $122,734, respectively.

Mortgage servicing rights as of December 31, 2009 were $1,273.  The balance as of December 31, 2008 was $893.

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

The Company accounts for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options.  The Company has elected the modified prospective transition method and accordingly prior periods have not been.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.  The Company issues new shares of common stock upon the exercise of stock options.  See Note 13 of Notes to Consolidated Financial Statements (page 84).

(l)	Earnings (Loss) Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  See Note 10 of Notes to Consolidated Financial Statements (page 82).

(m)	Comprehensive Income

Accounting principles generally accepted in the United States require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gain and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

(n)	Fiduciary Powers

On July 1, 2002, the Bank received trust powers from applicable regulatory agencies and on that date began to offer fiduciary services for individuals, businesses, governments, and charitable organizations in the Solano, Yolo, Sacramento, Placer and El Dorado County areas.  The Bank’s full-service asset management and trust department, which offers and manages such fiduciary services, is located in downtown Sacramento.

(o)	Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, ”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and had no impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.”  New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

(p)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2009 and 2008.  The Bank has met its average reserve requirements during 2009 and 2008 and the minimum required balance at December 31, 2009 and 2008.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2009 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available-for-sale:
U.S. Treasury securities	$253	$—	$—	$253
Securities of U.S. government agencies and corporations	4,353	—	(18)	4,335
Obligations of states and political subdivisions	23,374	308	(266)	23,416
Mortgage-backed securities	47,737	213	(86)	47,864

Total debt securities	$75,717	$521	$(370)	$75,868

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

Gross realized gains from sales of available-for-sale securities were $454, $666 and $638 for the years ended December 31, 2009, 2008 and 2007, respectively.  Gross realized losses from sales of available-for-sale securities were $-0-, $97 and $-0- for the years ended December 31, 2009, 2008 and 2007, respectively.

The amortized cost and estimated market value of debt and other securities at December 31, 2009, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated market value

Due in one year or less	$2,813	$2,825
Due after one year through five years	51,222	51,365
Due after five years through ten years	3,724	3,718
Due after ten years	17,958	17,960

	$75,717	$75,868

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities totaling $46,229.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Securities of U.S. government agencies and corporations	$3,332	$(18)	$—	$—	$3,332	$(18)

Obligations of states and political subdivisions	5,624	(154)	951	(112)	6,575	(266)

Mortgage-backed securities	16,290	(86)	—	—	16,290	(86)

Total	$25,246	$(258)	$951	$(112)	$26,197	$(370)

No decline in value was considered “other-than-temporary” during 2009.  Thirty five securities that had a fair market value of $25,246 and a total unrealized loss of $258 have been in an unrealized loss position for less than twelve months as of December 31, 2009.  In addition, three securities with a fair market value of $951 and a total unrealized loss of $112 that have been in an unrealized loss position for more than twelve months as of December 31, 2009.  Due to the fact the Company does not intend to sell the securities and it is not more likely than not that we will be required to sell these securities, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2008, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	4,888	(197)	5,454	(161)	10,342	(358)

Mortgage-backed securities	1,638	(30)	30	—	1,668	(30)

Total	$6,526	$(227)	$5,484	$(161)	$12,010	$(388)

No decline in value was considered “other-than-temporary” during 2008.  Twenty securities that had a fair market value of $6,526 and a total unrealized loss of $227 have been in an unrealized loss position for less than twelve months as of December 31, 2008.  In addition, fifteen securities with a fair market value of $5,484 and a total unrealized loss of $161 that have been in an unrealized loss position for more than twelve months as of December 31, 2008.  Due to the fact the Company does not intend to sell the securities and it is not more likely than not that we will be required to sell these securities, these investments were not considered other-than-temporarily impaired.

Investment securities carried at $29,194 and $21,071 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

    The composition of the Company’s loan portfolio, at December 31, is as follows:

	2009	2008

Commercial	$93,459	$114,693
Agriculture	33,993	39,413
Real estate:
Mortgage	312,477	303,444
Construction	42,182	69,156
Installment and other loans	4,435	$5,113

	$486,546	531,819
Allowance for loan losses	(11,916)	(14,435)
Net deferred origination fees and costs	(252)	(416)

Loans, net	$474,378	$516,968

As of December 31, 2009, approximately 9% of the Company’s loans are for real estate construction.  Additionally approximately 64% of the Company’s loans are mortgage type loans which are secured by residential real estate.  Approximately 26% of the Company’s loans are for general commercial uses including professional, retail, agricultural, and small businesses.  Generally, real estate loans are secured by real property and other loans are secured by funds on deposit, business, or personal assets.  Repayment is generally expected from the proceeds of the sales of property for real estate construction loans, and from cash flows of the borrower for other loans.  The Company’s access to this collateral is through foreclosure and/or judicial procedures.  The Company’s exposure to credit loss if the real estate or other security proved to be of no value is the outstanding loan balance.

    Loans that were sold and were being serviced by the Company totaled approximately $189,025 and $122,734 at December 31, 2009 and 2008, respectively.

Non-accrual loans amounted to $17,614 at December 31, 2009 and were comprised of four residential mortgage loans totaling $1,370, fifteen residential construction loans totaling $3,413, seven commercial real estate loans totaling $5,669, two agricultural loans totaling $3,188, eight commercial loans totaling $3,875 and one consumer loan totaling $99.  At December 31, 2008, non-accrual loans amounted to $13,545 and were comprised of one residential mortgage loan totaling $334, eleven residential construction loans totaling $6,309, seven commercial real estate loans totaling $5,233, five commercial loans totaling $1,570 and one consumer loan totaling $99.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

If interest on non-accrual loans had been accrued, such interest income would have approximated $965, $1,501 and $814 during the years ended December 31, 2009, 2008 and 2007, respectively.  The average outstanding balance of non-accrual loans was approximately $15,064, $14,351 and $7,822, on which $96, $181 and $73 of interest income was recognized for the years ended December 31, 2009, 2008 and 2007, respectively.

Loans 90 days past due and still accruing totaled approximately $-0- and $713 at December 31, 2009 and 2008, respectively.

The Company had loans restructured and in compliance with modified terms totaling $9,984 and $2,682, at December 31, 2009 and 2008, respectively.  The Company did not restructure any loans in 2007.

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due.  Non- performing Impaired loans totaled approximately $17,614 and $13,545 at December 31, 2009 and 2008, respectively, and had related valuation allowances of approximately $130 and $-0- at December 31, 2009 and 2008, respectively.  The average outstanding balance of non-performing impaired loans was approximately $15,064 and $14,351 for the years ended December 31, 2009 and 2008, respectively.  Performing impaired loans are restructured loans in compliance with modified terms and totaled $9,984, $2,682 and -0- at December 31, 2009, 2008 and 2007 respectively, and had related valuation allowances of approximately $707, $237 and -0- at December 31, 2009, 2008 and 2007.  The average outstanding balance of performing impaired loans was approximately $6,216 and $776 for the years ended December 31, 2009 and 2008, respectively.

Loans in the amount of $342,219 and $187,736 at December 31, 2009 and 2008, respectively, were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Changes in the allowance for loan losses for the following years ended December 31, are summarized as follows:

	2009	2008	2007

Balance, beginning of year	$14,435	$10,876	$8,361
Provision for loan losses	10,489	16,164	4,795
Loans charged-off	(14,293)	(13,324)	(3,060)
Recoveries of loans previously charged-off	1,285	719	780

Balance, end of year	$11,916	$14,435	$10,876

(5)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2009	2008

Land	$2,718	$2,718
Buildings	5,086	4,720
Furniture and equipment	10,726	11,068
Leasehold improvements	1,916	1,787

	20,446	20,293
Less accumulated depreciation and amortization	13,049	12,673

	$7,397	$7,620

Depreciation and amortization expense, included in occupancy and equipment expense, was $940, $1,045 and $1,112 for the years ended December 31, 2009, 2008 and 2007, respectively.

(6)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2009	2008

Accrued interest	$2,528	$2,524
Software, net of amortization	209	340
Officer’s Life Insurance	11,481	11,059
Prepaid and other	9,646	5,906
Investment in Limited Partnerships	2,191	1,573
Deferred tax assets, net (see Note 9)	9,187	7,825

	$35,242	$29,227

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, was $212, $241 and $235 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At December 31, 2009 there were no loans held-for-sale that required a write-down.

Impaired Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008.

December 31, 2009	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$75,868	$—	$75,868	$—

Total investments at fair value	$75,868	$—	$75,868	$—

December 31, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$42,106	$—	$42,106	$—

Total investments at fair value	$42,106	$—	$42,106	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2009.

December 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$7,344	$—	$—	$7,344
Other real estate owned	3,518	—	—	3,518
Loan servicing rights	1,273	—	—	1,273

Total impaired loans and loan servicing rights at fair value	$12,135	$—	$—	$12,135

(8)	Supplemental Compensation Plans

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2009	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$1,900	$2,310	$2,040
Service cost	72	133	121
Interest cost	110	119	115
Amendments	—	—	—
Plan loss (gain)	149	(608)	88
Benefits Paid	(54)	(54)	(54)
Benefit obligation at end of year	2,177	1,900	2,310

Change in plan assets
Employer Contribution	54	54	54
Benefits Paid	(54)	(54)	(54)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(2,177)	$(1,900)	$(2,310)
Unrecognized net plan loss (gain)	(357)	(537)	68
Unrecognized prior service cost	671	759	846
Net amount recognized	$(1,863)	$(1,678)	$(1,396)

Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability	$(2,177)	$(1,900)	$(2,310)
Intangible asset	—	—	—
Accumulated other comprehensive income	314	222	914
Net amount recognized	$(1,863)	$(1,678)	$(1,396)

	For the Year Ended December 31,
	2009	2008	2007

Components of net periodic benefit cost
Service cost	$72	$133	$121
Interest cost	110	119	115
Amortization of prior service cost	87	87	88
Net periodic benefit cost	269	339	324
Additional amounts recognized	(31)	(2)	—
Total benefit cost	$238	$337	$324

Additional Information
Minimum benefit obligation at year end	$2,177	$1,900	$2,310
Increase (decrease) in minimum liability included in other comprehensive income	$92	$(693)	$539

Assumptions used to determine benefit obligations at December 31	2009	2008	2007

Discount rate used to determine net periodic benefit cost for years ended December 31	5.60%	5.60%	5.40%

Discount rate used to determine benefit obligations at December 31	5.40%	5.60%	5.40%

Future salary increases	4.00%	4.00%	6.00%

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

    Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $54 in benefit payments during fiscal 2009. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2010	$54
2011	176
2012	176
2013	176
2014	188
2015-2019	1,321

    Disclosure of settlements and curtailments:

There were no events during fiscal 2009 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2009	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$540	$539	$469
Service cost	44	58	58
Interest cost	32	31	27
Plan loss (gain)	8	(73)	—
Benefits paid	(15)	(15)	(15)
Benefit obligation at end of year	$609	$540	$539

Change in plan assets
Employer contribution	$15	$15	$15
Benefits paid	(15)	(15)	(15)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(609)	$(540)	$(539)
Unrecognized net plan loss	(15)	(22)	50
Net amount recognized	$(624)	$(562)	$(489)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(609)	$(540)	$(539)
Accumulated other comprehensive income	(15)	(22)	50
Net amount recognized	$(624)	$(562)	$(489)

	For the Year Ended December 31,
	2009	2008	2007

Components of net periodic benefit cost
Service cost	$44	$58	$58
Interest cost	32	31	27
Recognized actuarial (gain)loss	—	—	—
Net periodic benefit cost	76	89	85
Additional amounts recognized	—	—	—
Total benefit cost	$76	$89	$85

Additional Information
Minimum benefit obligation at year end	$609	$540	$539
(Decrease) increase in minimum liability included in other comprehensive loss	$8	$(73)	$—

Assumptions used to determine benefit obligations at December 31	2009	2008	2007

Discount rate used to determine net periodic benefit cost for years ended December 31	5.50%	5.40%	5.20%

Discount rate used to determine benefit obligations at December 31	5.30%	5.50%	5.20%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $15 in benefit payments during fiscal 2009. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2010	$15
2011	25
2012	23
2013	31
2014	60
2015-2019	464

Disclosure of settlements and curtailments:

There were no events during fiscal 2009 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, (the “2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the life of the officer.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2009 and 2008 totaled $1,957 and $1,889, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan during the years ended December 31, 2009 and 2008 totaled $58 and $59, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2009, 2008 and 2007 totaled $58, $59, and $54, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN.

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (the “2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the life of the director.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2009 and 2008 totaled $104 and $100, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan during the years ended December 31, 2009 and 2008 totaled $3 and $3, respectively.  The expenses for the 2001 Director Deferral Plan for the years ended December 31, 2009, 2008 and 2007 totaled $1, $1 and $1, respectively.

(9)	Income Taxes

The (benefit) provision for income tax expense consists of the following for the years ended December 31:

	2009	2008	2007
Current:
Federal	$(1,683)	$(1,464)	$3,939
State	155	(9)	1,283

	(1,528)	(1,473)	5,222
Deferred:
Federal	(566)	(1,365)	(1,769)
State	(750)	(797)	(316)

	(1,316)	(2,162)	(2,085)

	$(2,844)	$(3,635)	$3,137

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 consist of:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$5,271	$6,361
Deferred compensation	484	459
Retirement compensation	1,016	922
Stock option compensation	770	719
Post retirement benefits	120	—
Current state franchise taxes	1	1
Non-accrual interest	18	22
Investment securities unrealized losses	—	55
Net operating loss	784	197
Tax credit carryovers	2,823	1,162
Other	441	524

Deferred tax assets	11,728	10,422

Deferred tax liabilities:
Fixed assets	1,397	1,572
FHLB dividends	260	260
Tax credit – loss on pass-through	332	235
Deferred loan costs	479	457
Investment securities unrealized gains	61	—
Other	12	73

Total deferred tax liabilities	2,541	2,597

Net deferred tax assets (see Note 6)	$9,187	$7,825

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2009, the Company had approximately $11,000,000 of state net operating loss carry forwards expiring on various dates ranging from 2028 through 2029 and $2,700,000 of tax credit carry forwards expiring on various dates ranging from 2027 through 2029.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2009	2008	2007

Income tax (benefit) expense at statutory rates	$(1,325)	$(1,703)	$3,542
Reduction for tax exempt interest	(397)	(495)	(523)
State franchise tax, net of federal income tax benefit	(393)	(532)	638
Cash surrender value of life insurance	(143)	(141)	(140)
Solar credit amortization	(465)	(578)	(65)
Other	(121)	(186)	(315)

	$(2,844)	$(3,635)	$3,137

Accounting for Uncertainty in Income Taxes

The Company recognized an increase for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$122
Additions for tax positions taken in the current period	—
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	105
Reductions for tax positions taken in prior years	—
Decreases related to settlements with taxing authorities	—
Decreases as a result of a lapse in statue of limitations	—

Balance at December 31, 2009	$227

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2010.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2009, unrecognized interest and penalties were $38 thousand.  The tax years ended December 31, 2008, 2007 and 2006 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2008, 2007 and 2006 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

(10)	Outstanding Shares and (Loss) Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits.

(Loss) Earnings Per Share

	2009	2008	2007
Basic (loss) earnings per share:

Net (loss) income	$(1,054)	$(1,374)	$7,281
Preferred stock dividend and accretion	(792)	—	—
Net (loss) income available to common shareholders	$(1,846)	$(1,374)	$7,281

Weighted average common shares outstanding	8,973,402	8,931,906	9,165,198

Basic (loss) earnings per share	$(0.21)	$(0.15)	$0.79

Diluted (loss) earnings per share:

Net (loss) income	$(1,054)	$(1,374)	$7,281
Preferred stock dividend and accretion	(792)	—	—
Net (loss) income available to common shareholders	$(1,846)	$(1,374)	$7,281
Net (loss) income available to common shareholders
Weighted average common shares outstanding	8,973,402	8,931,906	9,165,198

Effect of dilutive options	—	—	273,019

Adjusted weighted average common shares outstanding	8,973,402	8,931,906	9,438,217

Diluted (loss) earnings per share	$(0.21)	$(0.15)	$0.77

Basic and diluted (loss) earnings per share for the years ended December 31, were computed as follows:

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 424,954 shares, 218,619 shares and 115,377 shares for the year ended December 31, 2009, 2008 and 2007, respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

Pursuant to the terms of our participation in the Capital Purchase Program (CPP), our ability to declare or pay dividends on any of our shares is limited by the U.S. Treasury.  Specifically, we are unable to declare dividend payments on common shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Preferred Shares.  Further, we are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared prior to March 13, 2009 without the U.S. Treasury’s approval (but does not affect our ability to declare and pay stock dividends) unless all of the Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  In addition, our ability to repurchase our shares is restricted.  The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  Further, common shares, junior preferred shares or pari passu preferred shares may not be repurchased if we are in arrears on the payment of Preferred Share dividends.  Finally, the terms of the UST Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law.

(11)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $4,398, $3,263 and $2,884 at December 31, 2009, 2008 and 2007, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2009	2008	2007

Outstanding balance, beginning of year	$2,823	$2,699	$273
Credit granted	741	506	3,005
Repayments / Reductions	(3,038)	(382)	(579)

Outstanding balance, end of year	$526	$2,823	$2,699

In 2009, loans to executive officers and directors decreased $2,297 to $526 from $2,823 for 2008.  This decrease was due, for the most part, to a reduction in loans to directors in the amount of $2,609,000 as a result of the resignation of Director Andrew S. Wallace from the Board of Directors on December 17, 2009.  This decrease was partially offset by additional credit granted to directors.

(12)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of operations, were $-0-, $-0- and $1,454 in 2009, 2008 and 2007, respectively.

(13)	Stock Compensation Plans

    As of December 31, 2009, the Company has the following share-based compensation plans:

The Company has one fixed stock option plan. Under the 2006 Stock Incentive Plan, the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 25,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the Plan, no outside director can receive option grants, stock appreciation rights, restricted stock, or stock units in excess of 3,000 total shares in any calendar year.  There are 890,699 shares authorized under the plan.  The plan will terminate March 15, 2016.  The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings, or duration of the option.  Generally, option grants vest at a rate of 25% per year after the first anniversary of the date of grant and restricted stock awards vest at a rate of 100% after four years.  Options are granted with an exercise price of the fair value of the related common stock on the date of grant.

    Stock option and restricted stock activity for the Company’s Stock Incentive Plan during the years indicated is as follows:

	Stock Options
	Number of shares	Weighted average exercise price

Balance at December 31, 2008	555,591	$10.71
Granted	8,000	4.50
Exercised	(46,944)	3.81
Cancelled	(1,840)	3.65

Balance at December 31, 2009	514,807	$11.27

The 2006 Stock Incentive Plan permits stock-for-stock exercises of shares.  During 2009, employees tendered 25,214 (adjusted for stock options exercised before stock dividend) mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

    The following table presents information on stock options for the year ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options exercised	46,944	$3.81	$107

Stock options fully vested and expected to vest:	514,807	$11.27	$10	4.08

Stock options vested and currently exercisable:	461,341	$10.58	$7	3.72

The aggregate intrinsic value of options exercised in calendar year 2009, 2008, and 2007 was $107, $92, and $884, respectively.

The weighted average fair value per share of options granted during the years ended December 31 was $1.75 in 2009, $4.78 in 2008, and $6.87 in 2007.

At December 31, 2009, the range of exercise prices for all outstanding options ranged from $3.88 to $23.75.

As of December 31, 2009, there was $109 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 1.4 years.

As of December 31, 2009, there was $178 of recognized compensation related to non-vested option grants.

The Company determines fair value at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the risk-free interest rate, the volatility of the underlying stock and the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the following table.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on both the implied volatilities from the traded option on the Company’s stock and historical volatility on the Company’s stock.

    The Company expenses the fair value of the option on a straight line basis over the vesting period.  The Company estimates forfeitures and only recognizes expense for those shares expected to vest.  The Company’s estimated forfeiture rate for 2009, based on historical forfeiture experience, is approximately 0.0%.

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2009	2008	2007
Risk-Free Interest Rate	2.00%	2.76%	4.67%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	4.18

Expected Price Volatility	41.35%	27.92%	26.03%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information on restricted stock awards for the year ended December 31, 2009:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value

Balance at December 31, 2008	31,071	$16.03
Granted	9,300	4.50
Exercised	(4,554)	14.79
Cancelled	—	—

Balance at December 31, 2009	35,817	$13.20

The aggregate intrinsic value of restricted stock awards exercised in calendar year 2009, 2008, and 2007 was $23, $5, and $60, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $4.50 in 2009, $16.00 in 2008, and $23.67 in 2007.

As of December 31, 2009, there was $217 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.1 years.

As of December 31, 2009, there was $124 of recognized compensation related to non-vested restricted stock awards.

   Employee Stock Purchase Plan

Under the First Northern Community Bancorp 2006 Amended Employee Stock Purchase Plan (the “Plan”), the Company is authorized to issue to an eligible employee shares of common stock.  There are 292,136 shares authorized under the Plan.  The Plan will terminate March 15, 2016.  The Plan is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period.  Approximately 60 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2009 and will end November 23, 2010.

Under the Plan, at the annual stock purchase date of November 23, 2009, there were $195 in contributions, and 40,146 shares were purchased at an average price of $4.84.

(14)	Short-Term and Long-Term Borrowings

Short-term borrowings at December 31, 2009 and 2008 consisted of secured borrowings from the U.S. Treasury in the amounts of $813 and $584, respectively.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  At December 31, 2009, the Bank had no Federal Funds purchased.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (the “FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2009, the Company had a current collateral borrowing capacity with the FHLB of $112,245.  The Company also has unsecured formal lines of credit totaling $17,000 with correspondent banks.

Long-term borrowings consisted of FHLB advances, totaling $11,000 and $17,675, respectively, at December 31, 2009 and 2008.  Such advances ranged in maturity from 0.5 years to 2.5 years at a weighted average interest rate of 3.94% at December 31, 2009.  Maturity ranged from 0.2 years to 3.4 years at a weighted average interest rate of 3.61% at December 31, 2008.  Average outstanding balances were $12,885 and $16,519, respectively, during 2009 and 2008.  The weighted average interest rate paid was 3.87% in 2009 and 3.42% in 2008.

(15)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,750, $1,327 and $1,227 for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2010	$1,221
2011	1,023
2012	953
2013	888
2014	701
Thereafter	786

$5,572

At December 31, 2009, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2010	$133,958
2011	8,000
2012	8,928
2013	1,027
2014	149
Thereafter	—

$152,062

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2009	2008

Undisbursed loan commitments	$191,589	198,615
Standby letters of credit	3,572	5,715
Commitments to sell loans	3,179	9,764

	$198,340	214,094

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2009, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2009, there was $3,572 issued in performance standby letters of credit and the Bank carried no liability.  The terms of the guarantees will expire primarily in 2010.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $892, which is recorded in “accrued interest payable and other liabilities.”

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2009, the Company has no off-balance sheet derivatives requiring additional disclosure.

(17)	Capital Adequacy and Restriction on Dividends

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.  As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I Leverage, Tier I risk-based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2009 and 2008, respectively, as set forth in the following tables:

	The Company
					Adequately
	2009		2008		Capitalized
	Capital	Ratio	Capital	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$75,005	10.0%	$58,760	8.8%	4.0%
Tier 1 Capital (to Risk-Weighted Assets)	75,005	14.6%	58,760	10.1%	4.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	81,496	15.9%	66,107	11.4%	8.0%

	The Bank
					Adequately	Well
	2009		2008		Capitalized	Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$73,453	9.8%	$58,377	8.7%	4.0%	5.0%
Tier 1 Capital (to Risk-Weighted Assets)	73,453	14.3%	58,377	10.1%	4.0%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	79,944	15.6%	65,724	11.3%	8.0%	10.0%

Cash dividends declared by the Bank are restricted under California State banking laws to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period.

Pursuant to the terms of our participation in the CPP, our ability to declare or pay dividends on any of our shares is limited by the U.S. Treasury.  See Note 10 – Outstanding Shares and (Loss) Earnings Per Share.

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

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

	2009		2008
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$147,076	$147,076	$66,010	$66,010
Investment securities	75,868	75,868	42,106	42,106
Other equity securities	2,506	2,506	2,311	2,311
Loans:
Net loans	474,378	476,485	516,968	516,949
Loans held-for-sale	1,640	1,652	2,192	2,268
Financial liabilities:
Deposits	651,426	632,322	584,718	547,419
FHLB advances and other borrowings	11,813	12,260	18,259	19,025

	2009
	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$191,589	$1,437

Standby letters of credit	$3,572	$36

	2008
	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$198,615	$1,490

Standby letters of credit	$5,715	$57

(19)      Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:
	2009	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,007	$6,581	$11,728

Income taxes	$481	$344	$4,363

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend distributed	$2,249	$8,642	$10,851
Preferred stock dividend payable and accretion	$792	$—	$—

Fair value adjustment of securities available for sale, net of tax	$(72)	$(249)	$338
Loans held-for-sale transferred to loans held-for-investment	$—	$—	$2,892
Loans held-for-investment transferred to other real estate owned	$3,803	$6,897	$879

(20)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of operations and cash flows information for the years ended December 31:

Balance Sheets	2009	2008
Assets
Cash	$1,659	$377
Investment in wholly owned subsidiary	76,541	61,646
Other assets	4	6

Total assets	$78,204	$62,029
Liabilities and stockholders’ equity
Other liabilities	111	—
Stockholders’ equity	78,093	62,029

Total liabilities and stockholders’ equity	$78,204	$62,029

Statements of Operations	2009	2008	2007

Dividends (to) from subsidiary	$(16,000)	$100	$6,000
Other operating expenses	(138)	(127)	(114)
Income tax benefit	57	53	48
(Loss) income before undistributed earnings of subsidiary	(16,081)	26	5,934
Equity in undistributed earnings of subsidiary	15,027	(1,400)	1,347

Net (loss) income	$(1,054)	$(1,374)	$7,281

Statements of Cash Flows	2009	2008	2007
Net (loss) income	$(1,054)	$(1,374)	$7,281
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Decrease (increase) in other assets	2	(6)	—
Increase in other liabilities	111	—	—
Equity in undistributed earnings of subsidiary	(15,027)	1,400	(1,347)

Net cash (used in) provided by operating activities	(15,968)	20	5,934

Cash flows from financing activities:
Issuance of preferred stock	16,726	—	—
Issuance of common stock warrants	664	—	—
Dividend on preferred stock	(696)	—	—
Common stock issued and stock based compensation	561	744	1,230
Stock repurchases	—	(1,359)	(6,851)
Cash in lieu of fractional shares	(5)	(9)	(13)

Net cash provided by (used in) financing activities	17,250	(624)	(5,634)

Net change in cash	1,282	(604)	300

Cash at beginning of year	377	981	681

Cash at end of year	$1,659	$377	$981

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) – CONTROLS AND PROCEDURES

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for the 2010 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors.”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for the 2010 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2010 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2009.  The plans included in this table are the Company’s 2000 Stock Option Plan and the Company’s 2006 Amended Employee Stock Purchase Plan.  See “Stock Compensation Plans” Note 13 of Notes to Consolidated Financial Statements (page 84) included in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	550,624	$ 11.27	786,042
Equity compensation plans not approved by security holders	—	—	—
Total	550,624	$ 11.27	786,042

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2010 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for the 2010 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

(a)(3)Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
Exhibit Number

3.1
Amended Articles of Incorporation of First Northern Community Bancorp (the “Company”) – incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

3.2	Certificate of Amendment to the Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2009

3.3
Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of the Company – incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2009

3.4	Amended and Restated Bylaws of the Company – incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 15, 2005

4.1
Letter Agreement, dated March 13, 2009, including Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A, between the Company and the United States Department of the Treasury, as modified by the Side Letter Agreement, dated March 13, 2009, between the Company and the United States Department of the Treasury, as modified by the California Side Letter Agreement, dated March 13, 2009, between the Company and the United States Department of the Treasury – incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009

4.2
Warrant to purchase 352,977 Shares of Common Stock (common shares) of the Company, issued to the United States Department of the Treasury on March 13, 2009 – incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.2
First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement dated Form S-8 on May 25, 2000*

10.3
Amended First Northern Community Bancorp Employee Stock Purchase Plan – incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders

10.4
First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.5
First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms “Non-statutory Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.6
First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” – incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.7
Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.8
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum – incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.9
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Louise Walker – incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.10
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker – incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.11
Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001*

10.12
Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001*

10.13
Amended Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004*

10.14
Amended Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004*

10.15
Form of Salary Continuation Agreement between Pat Day and First Northern Bank of Dixon – incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006*

10.16	Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Owen J. Onsum and Louise A. Walker – provided herewith*

10.17	First Northern Bancorp 2006 Stock Incentive Plan – incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders*

10.18	First Northern Bank Annual Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006*

10.19	Form of Senior Executive Officer Waiver – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009

10.20	First Northern Community Bancorp 2006 Stock Option Plan Forms “Stock Option Agreement” and “Notice of Exercise of Stock Option” provided herewith *

10.21	First Northern Community Bancorp 2006 Stock Incentive Plan “Restricted Stock Agreement provided herewith *

11.1	Statement of Computation of Per Share Earnings (See Page 65 of this Form 10-K)

21.1	Subsidiaries of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – provided herewith

32.1	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2	Section 1350 Certification of the Chief Financial Officer – provided herewith

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the EESA

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the EESA

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2009.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Owen J. Onsum

Owen J. Onsum
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ OWEN J. ONSUM	President/Chief Executive Officer/Director	March 29, 2010
Owen J. Onsum	(Principal Executive Officer)

/s/ LOUISE A. WALKER	Senior Executive Vice President/Chief Financial Officer	March 29, 2010
Louise A. Walker	(Principal Financial Officer)

/s/ STANLEY R. BEAN	Senior Vice President/Controller	March 29, 2010
Stanley R. Bean	(Principal Accounting Officer)

/s/ LORI J. ALDRETE	Director	March 29, 2010
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director	March 29, 2010
Frank J. Andrews, Jr.

/s/ JOHN M. CARBAHAL	Director and Vice Chairman of the Board	March 29, 2010
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Chairman of the Board	March 29, 2010
Gregory DuPratt

/s/ JOHN F. HAMEL	Director	March 29, 2010
John F. Hamel

/s/ DIANE P. HAMLYN	Director	March 29, 2010
Diane P. Hamlyn

/s/ FOY S. MCNAUGHTON	Director	March 29, 2010
Foy S. McNaughton

/s/ DAVID W. SCHULZE	Director	March 29, 2010
David W. Schulze