Form 10-Q
period 2010-05-14
FIRST NORTHERN COMMUNITY BANCORP
filed 2010-05-14
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of May 14, 2010 was 9,066,967.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

Page
PART I – Financial Information
ITEM I    – Financial Statements (Unaudited) ...3
Condensed Consolidated Balance Sheets (Unaudited) ...3
Condensed Consolidated Statements of Operations (Unaudited) ...4
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income (Unaudited) ..........................................................................................................................................5
Condensed Consolidated Statements of Cash Flows (Unaudited) ...6
Notes to Condensed Consolidated Financial Statements ...7
ITEM 2.   – Management’s Discussion and Analysis of Financial Condition and Results of Operations .............................................................................................................................................24
ITEM 3.   – Quantitative and Qualitative Disclosures about Market Risk ....................................................................................................................................................................................................41
ITEM 4.   – Controls and Procedures ...41
PART II   – Other Information ...41
ITEM 1A. – Risk Factors ...41
ITEM 6.   – Exhibits ...41
SIGNATURES ...41

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share amounts)	2010	2009
	(unaudited)
Assets

Cash and due from banks	$150,470	$147,076
Investment securities – available-for-sale	96,865	75,868
Loans, net of allowance for loan losses of $11,311 at March 31, 2010
and $11,916 at December 31, 2009	450,581	474,378
Loans held-for-sale	1,601	1,640
Stock in Federal Home Loan Bank and other equity securities, at cost	2,506	2,506
Premises and equipment, net	7,214	7,397
Other Real Estate Owned	4,262	3,518
Accrued interest receivable and other assets	33,971	35,242

Total Assets	$747,470	$747,625

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$177,610	$179,684
Interest-bearing transaction deposits	133,979	133,224
Savings and MMDA's	194,331	186,456
Time, under $100,000	51,965	55,013
Time, $100,000 and over	93,000	97,049
Total deposits	650,885	651,426

FHLB Advances and other borrowings	11,829	11,813
Accrued interest payable and other liabilities	6,132	6,293

Total liabilities	668,846	669,532

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; 17,390 shares issued and
outstanding at March 31, 2010 and December 31, 2009	16,851	16,822
Common stock, no par value; 16,000,000 shares authorized;
9,066,967 shares issued and outstanding at March 31, 2010 and
9,055,137 shares issued and outstanding at December 31, 2009	62,524	62,457
Additional paid in capital	977	977
Accumulated deficit	(1,959)	(2,074)
Accumulated other comprehensive income/(loss), net	231	(89)
Total stockholders’ equity	78,624	78,093

Total Liabilities and Stockholders’ Equity	$747,470	$747,625

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months	Three months
	ended	ended
(in thousands, except per share amounts)	March 31, 2010	March 31, 2009
Interest and Dividend Income:
Loans	$6,798	$7,937
Federal funds sold	—	19
Due from banks interest bearing accounts	94	31
Investment securities
Taxable	375	194
Non-taxable	235	262
Total interest and dividend income	7,502	8,443
Interest Expense:
Deposits	1,004	1,062
Other borrowings	107	158
Total interest expense	1,111	1,220
Net interest income	6,391	7,223
Provision for loan losses	1,450	1,106
Net interest income after provision for loan losses	4,941	6,117
Other operating income:
Service charges on deposit accounts	825	863
Gains on other real estate owned	27	2
Gains on sales of loans held-for-sale	117	174
Investment and brokerage services income	244	149
Mortgage brokerage income	8	15
Loan servicing income	272	96
Fiduciary activities income	70	98
ATM fees	62	58
Signature based transaction fees	173	139
Other income	205	146
Total other operating income	2,003	1,740
Other operating expenses:
Salaries and employee benefits	3,768	3,648
Occupancy and equipment	847	998
Data processing	448	447
Stationery and supplies	81	123
Advertising	131	161
Directors’ fees	52	52
Other real estate owned expense and write-downs	231	724
Other expense	1,315	1,515
Total other operating expenses	6,873	7,668
Income before benefit for income taxes	71	189
Benefit for income taxes	(290)	(264)

Net income	$361	$453

Preferred stock dividends and accretion	$(246)	$(51)
Net income available to common shareholders	$115	$402

Basic income per share	$0.01	$0.04
Diluted income per share	$0.01	$0.04

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share amounts)

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Comprehensive	Paid-in	(Accumulated	Comprehensive
	Shares	Amounts	Shares	Amounts	Income	Capital	Deficit)	Income (Loss)	Total

Balance at December 31, 2009	17,390	$16,822	9,055,137	$62,457		$977	$(2,074)	$(89)	$78,093

Comprehensive income:

Net income					$361		361		361

Other comprehensive income, net of tax:

Unrealized holding gains on securities arising during the current period, net of tax effect of $213					320
Total other comprehensive income, net of tax effect of $213					320			320	320

Comprehensive income					$681

Issuance of preferred stock		—
Dividend on preferred stock							(217)		(217)
Discount accretion on preferred stock		29					(29)		—
Stock-based compensation and related tax benefits				67					67
Common shares issued, stock options exercised, net of swapped shares			11,830

Balance at March 31, 2010	17,390	$16,851	9,066,967	$62,524		$977	$(1,959)	$231	$78,624

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash Flows From Operating Activities
Net Income	$361	$453
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	215	244
Provision for loan losses	1,450	1,106
Stock plan accruals	67	94
Gains on sales of other real estate owned	(27)	(2)
Write-downs on other real estate owned	144	713
Gains on sales of loans held-for-sale	(117)	(174)
Proceeds from sales of loans held-for-sale	9,614	31,392
Originations of loans held-for-sale	(9,458)	(34,185)
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	1,058	1,776
Decrease in accrued interest payable and other liabilities	(161)	(62)
Net cash provided by operating activities	3,146	1,355

Cash Flows From Investing Activities
Net increase in investment securities	(20,464)	(5,496)
Net decrease in loans	21,474	35,279
Proceeds from the sale of other real estate owned	12	—
Purchases of premises and equipment, net	(32)	(331)
Net cash provided by investing activities	990	29,452

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(541)	4,078
Proceeds from issuance of preferred stock	—	16,726
Proceeds from issuance of common stock warrants	—	664
Net increase (decrease) in FHLB advances and other borrowings	16	(4,278)
Cash dividends paid on preferred stock	(217)	—
Cash dividends paid	—	(5)
Net cash (used) in provided by financing activities	(742)	17,185

Net Increase in Cash and Cash Equivalents	3,394	47,992
Cash and Cash Equivalents, beginning of period	147,076	66,010
Cash and Cash Equivalents, end of period	$150,470	$114,002

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,148	$1,260

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividend payable and accretion	$140	$51
Transfer of loans held-for-investment to other real estate owned	$888	—
Stock dividend distributed	—	$2,249
Unrealized holding gains (losses) on available for sale securities	$320	$(48)

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009 and December 31, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report to stockholders and Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) amended FASB Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing.”  The new authoritative accounting guidance amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The Company adopted the new authoritative accounting guidance under ASC Topic 860 on January 1, 2010.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

In January 2010, FASB amended FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and requires the reconciliation of activity in Level 3 fair value measurements be made on a gross basis.  The amendment also clarifies the level of disaggregation required in disclosures and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 items.  The part of the amendment related to the reconciliation of Level 3 activity is effective for interim and annual periods beginning after December 15, 2010.  The remaining parts of the amendment are effective for interim and annual periods beginning after December 15, 2009.  The Company adopted the remaining parts of the amendment on January 1, 2010.  Adoption of the new guidance did not significantly impact the Company’s financial statements.  The Company does not expect the adoption of the part of the amendment related to the reconciliation of Level 3 activity to have a significant impact on its financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses that can be reasonably anticipated.  The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral.  See discussion on page 35 “Asset Quality” regarding impaired/problem loans.

Changes in the allowance for loan losses during the three month periods ended March 31, 2010 and 2009 and for the year ended December 31, 2009 were as follows:
	(in thousands)

	Three months ended March 31,		Year ended December 31,
	2010	2009	2009
Balance, beginning of period	$11,916	$14,435	$14,435
Provision for loan losses	1,450	1,106	10,489
Loan charge-offs	(2,116)	(1,570)	(14,293)
Loan recoveries	61	492	1,285
Balance, end of period	$11,311	$14,463	$11,916

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due.  Non-performing impaired loans totaled approximately $18,516 and $17,614 at March 31, 2010 and December 31, 2009, respectively, and had related valuation allowances of approximately $55 and $130 at March 31, 2010 and December 31, 2009, respectively.  The average outstanding balance of non-performing impaired loans was approximately $18,868 and $15,064 for the years ended March 31, 2010 and December 31, 2009, respectively.  Performing impaired loans are restructured loans in compliance with modified terms and totaled $6,209 and $9,984 at March 31, 2010 and December 31, 2009, respectively, and had related valuation allowances of approximately $995 and $707 at March 31, 2010 and December 31, 2009, respectively.  The average outstanding balance of performing impaired loans was approximately $8,097 and $6,216 for the years ended March 31, 2010 and December 31, 2009, respectively.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2010 for cash proceeds equal to the fair value of the loans.

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

At March 31, 2010, the Company had $1,601,000 of mortgage loans held-for-sale.  At March 31, 2010 and December 31, 2009, the Company serviced real estate mortgage loans for others of $194,184,000 and $189,025,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2010 and December 31, 2009.

	(in thousands)
	December 31, 2009	Additions	Reductions	March 31, 2010

Mortgage servicing rights	$1,550	$126	$86	$1,590
Valuation allowance	(277)	—	(110)	(167)
Mortgage servicing rights, net of valuation allowance	$1,273	$126	$(24)	$1,423

4.           OUTSTANDING SHARES AND EARNINGS PER SHARE

Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all common stock equivalents (“in-the-money” stock options, unvested restricted stock, stock units, warrants and rights, convertible bonds and preferred stock), which reflects the potential dilution of securities that could share in the earnings of an entity.

The following table presents a reconciliation of basic and diluted EPS for the three month periods ended March 31, 2010 and 2009.

(in thousands, except share and earnings)
	Three months ended
	March 31,
	2010	2009
Basic earnings per share:
Net income	$361	$453
Preferred stock dividend and accretion	$(246)	$(51)
Net income available to common shareholders	$115	$402

Weighted average common shares outstanding	9,007,417	8,964,482
Basic EPS	$0.01	$0.04

Diluted earnings per share:
Net income	$361	$453
Preferred stock dividend and accretion	$(246)	$(51)
Net income available to common shareholders	$115	$402

Weighted average common shares outstanding	9,007,417	8,924,482

Effect of dilutive options	956	26,407

Adjusted weighted average common shares outstanding	9,008,373	8,990,889
Diluted EPS	$0.01	$0.04

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 499,687 shares and 429,954 shares for the three months ended March 31, 2010 and 2009 respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

5.    STOCK PLANS

The following table presents the activity related to stock options for the three months ended March 31, 2010.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	514,807	$11.27

Granted	17,500	4.25

Cancelled / Forfeited	(7,120)	3.88

Exercised	—	—	—

Options outstanding at End of Period	525,187	$11.18	$14,320	4.10

Exercisable (vested) at End of Period	483,511	$11.18	$1,000	3.71

The weighted average fair value of options granted during the three month period ended March 31, 2010 was $1.89 per share.

As of March 31, 2010, there was $109,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.08 years.

There was $22,000 of recognized compensation cost related to non-vested stock options for the three months ended March 31, 2010.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2010 is presented below:

Three Months Ended
March 31, 2010
Risk Free Interest Rate	2.44%

Expected Dividend Yield	0%

Expected Life in Years	5

Expected Price Volatility	48.12%

The following table presents the activity related to restricted stock for the three months ended March 31, 2010.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	35,817	$13.20

Granted	12,050	$4.25

Cancelled / Forfeited	(220)	$14.79

Exercised/Released/Vested	—	—	—

Options outstanding at End of Period	47,647	$10.93	$232,994	8.42

The weighted average fair value of options granted during the three month period ended March 31, 2010 was $4.25 per share.

As of March 31, 2010, there was $207,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.32 years.

There was $30,000 of recognized compensation cost related to non-vested stock options for the three months ended March 31, 2010.

The Company has an Employee Stock Purchase Plan (“ESPP”).  Under the plan, the Company is authorized to issue to eligible employees shares of common stock.  There are 292,136 shares authorized under the ESPP.  The ESPP will terminate February 27, 2017.  The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2009 to November 23, 2010.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the date of participation or the fair market value on the last trading day during the participation period.

As of March 31, 2010, there was $45,700 of unrecognized compensation cost related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $15,200 of recognized compensation cost related to ESPP grants for the three month period ended March 31, 2010.

The weighted average fair value at grant date during the three month period ended March 31, 2010 was $1.44.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months and three months ended March 31, 2010 is presented below:

Three Months Ended
March 31, 2010
Risk Free Interest Rate	0.29%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	30.00%

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

	Three months ended March 31,
	2010	2009
Components of Net Periodic Benefit Cost
Service Cost	$27,726	$3,990
Interest Cost	30,551	26,418
Amortization of Plan Gain	(3,748)	(8,180)
Amortization of prior service cost	21,821	21,821
Net periodic benefit cost	$76,350	$44,049

The Company estimates that the annual net periodic benefit cost will be $305,398 for the year ended December 31, 2010.  This compares to an annual net periodic benefit cost of $238,312 for the year ended December 31, 2009.

Estimated Contributions for Fiscal 2010

For unfunded plans, contributions to the Executive Salary Continuation Plan are the benefit payments made to participants.  At December 31, 2009 the Company expected to make benefit payments of $54,144 in connection with the Executive Salary Continuation Plan during fiscal 2010.

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

	Three months ended March 31,
	2010	2009
Components of Net Periodic Benefit Cost
Service Cost	$8,836	$11,088
Interest Cost	8,267	7,921
Net periodic benefit cost	$17,103	$19,009

The Company estimates that the annual net periodic benefit cost will be $68,950 for the year ended December 31, 2010.  This compares to annual net periodic benefit costs of $76,034 for the year ended December 31, 2009.

Estimated Contributions for Fiscal 2010

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants.  At December 31, 2009 the Company expected to make cash contributions of $15,000 to the Directors’ Retirement Plan during fiscal 2010.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At March 31, 2010 there were no loans held-for-sale that required a write-down.

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

 At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010.

	(in thousands)
March 31, 2010	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$252	$252	$—	$—
Securities of U.S. government
agencies and corporations	26,403	26,403	—	—
Obligations of states and
political subdivisions	23,520	—	23,520	—
Mortgage-backed securities	46,690	—	46,690	—

Total investments at fair value	$96,865	$26,655	$70,210	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

	(in thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$253	$253	$—	$—
Securities of U.S. government
agencies and corporations	4,335	4,335	—	—
Obligations of states and
political subdivisions	23,416	—	23,416	—
Mortgage-backed securities	47,864	—	47,864	—

Total investments at fair value	$75,868	$4,588	$71,280	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2010.

	(in thousands)
March 31, 2010	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$2,740	$—	$—	$2,740	$(1,099)
Other real estate owned	1,861	—	—	1,861	(204)
Loan servicing rights	1,423	—	—	1,423	271

Total assets at fair value	$6,024	$—	$—	$6,024	$(1,032)

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2009.

	(in thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$8,804	$—	$—	$8,804	$(6,229)
Other real estate owned	3,518	—	—	3,518	(1,545)
Loan servicing rights	1,273	—	—	1,273	779

Total assets at fair value	$13,595	$—	$—	$13,595	$(6,995)

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

The estimated fair values of the Company’s financial instruments for the period ended March 31, 2010 and December 31, 2009 are approximately as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$150,470	$150,470	$147,076	$147,076
Investment securities	96,865	96,865	75,868	75,868
Other equity securities	2,506	2,506	2,506	2,506
Loans:
Net loans	450,581	453,908	474,378	476,485
Loans held-for-sale	1,601	1,612	1,640	1,652
Financial liabilities:
Deposits	650,885	633,303	651,426	632,322
FHLB advances and other borrowings	11,829	12,270	11,813	12,260

	March 31, 2010		December 31, 2009
(in thousands)	Contract amount	Fair value	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$190,873	$1,432	$191,589	$1,437
Standby letters of credit	3,511	35	3,572	36

11.    INVESTMENT SECURITIES

     The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at March 31, 2010 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available-for-sale:
U.S. Treasury securities	$252	$—	$—	$252
Securities of U.S. government agencies and corporations	26,458	13	(68)	26,403
Obligations of states and political subdivisions	23,369	319	(168)	23,520
Mortgage-backed securities	46,102	605	(17)	46,690

Total debt securities	$96,181	$937	$(253)	$96,865

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

Gross realized gains from sales of available-for-sale securities were $0 for the three months ended March 31, 2010 and $454 for the year ended December 31, 2009.  Gross realized losses from sales of available-for-sale securities were $0 for the three months ended March 31, 2010 and $0 for the year ended December 31, 2009.

The amortized cost and estimated market value of debt and other securities at March 31, 2010, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated market value

Due in one year or less	$21,233	$21,218
Due after one year through five years	53,803	54,420
Due after five years through ten years	3,542	3,541
Due after ten years	17,603	17,686

	$96,181	$96,865

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities totaling $46,605.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2010, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	19,032	(68)	—	—	19,032	(68)

Obligations of states and political subdivisions	3,263	(64)	1,968	(104)	5,231	(168)

Mortgage-backed securities	3,544	(17)	—	—	3,544	(17)

Total	$25,839	$(150)	$1,968	$(104)	$27,807	$(253)

No decline in value was considered “other-than-temporary” during 2010.  Thirty-three securities that had a fair market value of $25,839 and a total unrealized loss of $150 have been in an unrealized loss position for less than twelve months as of March 31, 2010.  In addition, eight securities with a fair market value of $1,968 and a total unrealized loss of $104 have been in an unrealized loss position for more than twelve months as of March 31, 2010.  As the Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	3,332	(18)	—	—	3,332	(18)

Obligations of states and political subdivisions	5,624	(154)	951	(112)	6,575	(266)

Mortgage-backed securities	16,290	(86)	—	—	16,290	(86)

Total	$25,246	$(258)	$951	$(112)	$26,197	$(370)

No decline in value was considered “other-than-temporary” during 2009.  Thirty-five securities that had a fair market value of $25,246 and a total unrealized loss of $258 have been in an unrealized loss position for less than twelve months as of December 31, 2009.  In addition, three securities with a fair market value of $951 and a total unrealized loss of $112 that have been in an unrealized loss position for more than twelve months as of December 31, 2009.  As the Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, these investments are not considered other-than-temporarily impaired.

Investment securities carried at $31,130 and $29,194 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2009 Annual Report on Form 10-K for factors to be considered when reading any forward-looking statements in this filing.

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

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q, and “Supervision and Regulation” of our 2009 Annual Report on Form 10-K.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this Report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire Report, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Significant results and developments during the first quarter and year-to-date 2010 include:

• Net income of $0.36 million for the three months ended March 31, 2010, down 20.0% from the $0.45 million for the same fiscal period last year.

• Diluted income per share for the three months ended March 31, 2010 was $0.01, down 75% from the diluted income per share of $0.04 reported in the same period last year (per share data has been adjusted for stock dividends).

• Net interest income decreased in the three months ended March 31, 2010 by $832,000, or 11.5%, to $6.4 million from $7.2 million in the same period last year.  The decrease in net interest income was primarily attributable to a decrease in interest yields, which was partially offset by a decrease in interest costs.  Net interest margin decreased from 4.89% for the three month period ending March 31, 2009 to 3.74% for the same period ending March 31, 2010.

• Provision for loan losses of $1.5 million for the three month period ended March 31, 2010 compared to a provision for loan losses of $1.1 million for the same period in 2009.  The increase in the provision for loan losses during the three month period in 2010 was primarily due to increased charge-offs, partially offset by decreased loan volumes.

• Total assets at March 31, 2010 were $747.5 million, an increase of $59.1 million, or 8.6%, from levels at March 31, 2009.

• Total net loans at March 31, 2010 (including loans held-for-sale) decreased $33.5 million, or 6.9%, to $452.2 million compared to March 31, 2009.

• Total investment securities at March 31, 2010 increased $49.4 million, or 104.0%, to $96.9 million compared to March 31, 2009.

• Total deposits of $650.9 million at March 31, 2010, represented an increase of $62.1 million, or 10.6%, compared to March 31, 2009.  We believe a primary reason for the increase in deposits was depositor movement from troubled financial institutions and the stock market to institutions of perceived greater safety and the Company’s standing in the communities it serves.  Since the peak in the real estate market, deposits in the real estate related business accounts have shown consistent reduction in average and end of period balances while the number of customers has remained stable.

SUMMARY

The Company recorded net income of $361,000 for the three month period ended March 31, 2010, representing a decrease of $92,000 from net income of $453,000 for the same period in 2009.

The following table presents a summary of the results for the three-month periods ended March 31, 2010 and 2009.

(in thousands, except per share and percentage)

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009

For the Period:

Net Income	$361	$453

Basic Earnings Per Common Share*	$0.01	$0.04

Diluted Earnings Per Common Share*	$0.01	$0.04

At Period End:

Total Assets	747,470	688,424

Total Loans, Net (including loans held-for-sale)	452,182	485,742

Total Investment Securities	96,865	47,522

Total Deposits	650,885	588,796

Loan-To-Deposit Ratio	69.5	82.5

*Adjusted for stock dividends

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	March 31, 2010			March 31, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$461,956	$6,798	5.97%	$498,384	$7,937	6.46%
Federal funds sold	—	—	—	53,993	19	0.14%
Interest bearing due from banks	144,621	94	0.26%	2,501	31	5.03%
Investment securities, taxable	60,456	375	2.52%	17,191	194	4.58%
Investment securities, non-taxable (2)	22,626	235	4.21%	25,013	262	4.25%
Other interest earning assets	2,506	—	—	2,311	—	—
Total interest-earning assets	692,165	7,502	4.40%	599,393	8,443	5.71%
Non-interest-earning assets:
Cash and due from banks	14,277			39,181
Premises and equipment, net	7,340			8,366
Other real estate owned	3,654			4,339
Accrued interest receivable and other assets	34,208			26,707
Total average assets	751,644			677,986

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	135,981	114	0.34%	124,093	176	0.58%
Savings and MMDA’s	194,044	344	0.72%	163,404	283	0.70%
Time, under $100,000	53,212	159	1.21%	58,879	239	1.65%
Time, $100,000 and over	95,091	387	1.65%	70,951	364	2.08%
FHLB advances and other borrowings	11,798	107	3.68%	17,344	158	3.69%
Total interest-bearing liabilities	490,126	1,111	0.92%	434,671	1,220	1.14%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	178,124			174,520
Accrued interest payable and other liabilities	6,136			5,931
Total liabilities	674,386			615,122
Total stockholders’ equity	77,258			62,864
Total average liabilities and stockholders’ equity	$751,644			$677,986
Net interest income and net interest margin (3)		$6,391	3.74%		$7,223	4.89%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrual interest thereon is excluded.  Loan interest income includes loan fees of approximately $223 and $490 for the three months ended March 31, 2010 and 2009, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $3,394,000 increase in cash and due from banks, a $20,997,000 increase in investment securities available-for-sale, a $23,797,000 decrease in net loans held-for-investment, a $39,000 decrease in loans held-for-sale, a $744,000 increase in other real estate owned and a $1,271,000 decrease in accrued interest receivable and other assets from December 31, 2009 to March 31, 2010.  The increase in cash and due from banks was largely the result of increases in non-interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of agency bonds and was slightly offset by a decrease in mortgage-backed securities.  Management evaluated the unrealized loss associated with the investment securities available-for-sale and no decline was considered “other than temporary” at March 31, 2010.  As the Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, these investments are not considered other-than-temporarily impaired.  The decrease in loans held-for-investment was in large part due to decreases in the following loan categories: commercial and industrial; agricultural; equipment; financed equipment leases; true equipment leases; consumer; real estate; real estate commercial and construction; and real estate SBA (Small Business Administration), which were partially offset by increases in home equity loans.  The decrease in loans held-for-sale was in real estate loans and was due, primarily, to a decrease in the origination of loans.  The Company originated approximately $9,575,000 in residential mortgage loans during the first three months of 2010, which was offset by approximately $9,614,000 in loan sales during this period.  The increase in other real estate owned was due to the addition of OREO properties, which was partially offset by a decline in the value of other real estate owned and the sale of other real estate owned properties.  The decrease in accrued interest receivable and other assets was mainly due to decreases in housing tax credits, accrued income taxes receivable, unamortized cost on loans, prepaid expenses and suspense items, which was partially offset by increases in accrued income on loans, cash surrender value of bank owned life insurance and mortgage servicing asset.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $541,000 at March 31, 2010 compared to December 31, 2009.  The decrease in deposits was due to decreases in demand and time deposits, which was partially offset by increases in interest-bearing transaction deposits, savings and money market accounts.  The decrease in demand deposit accounts is due in large part to the impact of the slowing real estate activity in the communities served by the Company.  Since the peak in the real estate market, deposits in the real estate related business accounts have shown consistent reduction in average and end of period balances while the number of customers has remained stable.  The decrease in time deposits and increase in savings and money market accounts are primarily due to maturities of time deposits and transfers of those funds to savings and money market accounts.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the twelve-month period ended March 31, 2010.

Interest income on loans for the three month period ended March 31, 2010 was down 14.4% from the same period in 2009, decreasing from $7,937,000 to $6,798,000. The decrease in interest income on loans for the three-month period ended as compared to the same period a year ago was primarily due to a 49 basis point decrease in loan yields combined with a decrease in average loans.

Interest income on investment securities available-for-sale for the three-month period ended March 31, 2010 was up 33.8% from the same period in 2009, increasing from $456,000 to $610,000.  The increase in interest income on investment securities for the three-month period ended March 31, 2010 as compared to the same period a year ago was primarily due to an increase in average investment securities partially offset by a 1.4 percent decrease in investment securities yields.

Interest income on Federal Funds sold for the three-month period ended March 31, 2010 was down 100.0% from the same period in 2009, decreasing from $19,000 to $0.  The Company had no Federal Funds sold balances during the three-month period ended March 31, 2010.

Interest income on interest-bearing due from banks for the three-month period ended March 31, 2010 was up 203.2% from the same period in 2009, increasing from $31,000 to $94,000.  The increase in interest income on interest-bearing due from banks for the three-month period ended March 31, 2010 as compared to the same period a year ago was primarily due to an increase in average interest-bearing due from banks partially offset by a 4.8 percent decrease in interest-bearing due from banks yields.

Interest Expense

The decrease in general market interest rates decreased the Company’s cost of funds in the first three months of 2010 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the three month period ended March 31, 2010 was down 8.9% from the same period in 2009, decreasing from $1,220,000 to $1,111,000.  The decrease in interest expense during the three month period ended March 31, 2010 was primarily due to a 22 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.

Provision for Loan Losses

There was a provision for loan losses of $1,450,000 for the three month period ended March 31, 2010 compared to a provision for loan losses of $1,106,000 for the same period in 2009.  The allowance for loan losses was approximately $11,311,000, or 2.45% of total loans, at March 31, 2010 compared to $11,916,000, or 2.45% of total loans, at December 31, 2009.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three-month period in 2010 was primarily due to increased charge-offs, partially offset by decreased loan volumes.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three month periods ended March 31, 2010 and March 31, 2009.

The provision for unfunded lending commitment losses would be included in non-interest expense.

Other Operating Income

Other operating income was up 15.1% for the three-month period ended March 31, 2010 from the same period in 2009, increasing from $1,740,000 to $2,003,000.

This increase was primarily due to increases in gains on sales of other real estate owned, investment brokerage services income, loan servicing income, signature based transaction fees, and other miscellaneous income, which was partially offset by decreases in service charges on deposit accounts, gains on sales of loans held-for sale, and fiduciary activities income.  The increase in gains on sales of other real estate owned was due to increased values of underlying assets during the first quarter of 2010, compared to the first quarter of 2009.  The increase in investment brokerage services income was due to an increase in the demand for those services.  The increase in loan servicing income was primarily due to the reversal of mortgage servicing impairment expense.  The increase in other miscellaneous income was primarily due to increases in letter of credit deferred fees, bankcard and merchant fees, and rental income on other real estate owned properties.  The decrease in service charges on deposit accounts was primarily due to decreases in service charges on checking accounts, partially offset by increases in analysis service charges and decreases in waived fees.  The decrease in gains on sales of loans held-for-sale was the result of decreased residential mortgage activity.  The decrease in fiduciary activities income was due to a decrease in the demand for those services.

Other Operating Expenses

Total other operating expenses was down 10.37% for the three-month period ended March 31, 2010 from the same period in 2009, decreasing from $7,668,000 to $6,873,000.

The principal reasons for the decrease in other operating expenses in the three-month period ended March 31, 2010 were decreases in the following: occupancy and equipment expense; other real estate owned expense; stationary and supplies; advertising; and other miscellaneous operating expense, which was partially offset by an increase in salaries and benefits.  The decrease in occupancy and equipment was due to decreases in the following: rent expense; depreciation on furniture and equipment; equipment maintenance; and service contracts, which was partially offset by increases in building maintenance; utilities; and hazard and liability insurance.  The decrease in other real estate owned expense was due to lower write-downs and maintenance expenses related to OREO properties.  The decrease in other miscellaneous operating expense was primarily due to a decrease in loan origination expense.  The increase in salaries and benefits was due, for the most part, to increases in the following: loan origination costs; payroll taxes; worker’s compensation insurance; and retirement compensation expense, which was partially offset by decreases in commissions; stock compensation; and welfare and recreation expense.

The following table sets forth other miscellaneous operating expenses by category for the three-month periods ended March 31, 2010 and 2009.

(in thousands)
	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2010	2009
Other miscellaneous operating expenses
FDIC assessments	$285	$216
Contributions	25	19
Legal fees	54	109
Accounting and audit fees	62	124
Consulting fees	53	52
Postage expense	86	98
Telephone expense	62	69
Public relations	37	38
Training expense	22	20
Loan origination expense	93	260
Computer software depreciation	44	53
Sundry losses	46	60
Loan collection expense	133	106
Other miscellaneous expense	313	291

Total other miscellaneous operating expenses	$1,315	$1,515

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the three months ended March 31, 2010, the Company’s benefit for income taxes increased $26,000 from the same period last year, from a $264,000 benefit to a benefit of $290,000.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	March 31, 2010	December 31, 2009

Undisbursed loan commitments	$190,873	$191,589
Standby letters of credit	3,511	3,572
Commitments to sell loans	1,661	3,179
	$196,045	$198,340

The reserve for unfunded lending commitments amounted to $892,000 at March 31, 2010, which was unchanged from December 31, 2009.  The reserve for unfunded lending commitments is included in other liabilities.

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

Classified assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $10,917,000 or 20.1% to $54,205,000 at March 31, 2010 from $65,121,000 at December 31, 2009.

The following tables summarize the Company’s non-accrual loans by loan category at March 31, 2010 and December 31, 2009.

	At March 31, 2010			At December 31, 2009
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,200	$—	$2,200	$1,370	$—	$1,370
Residential construction	2,051	—	2,051	3,413	—	3,413
Commercial real estate	8,005	—	8,005	5,669	—	5,669
Agriculture	2,821	—	2,821	3,188	—	3,188
Commercial	3,141	309	2,832	3,875	408	3,467
Consumer	299	—	299	99	—	99
Total non-accrual loans	$18,516	$235	$18,207	$17,614	$408	$17,206

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

Non-accrual loans amounted to $18,516,000 at March 31, 2010 and were comprised of six residential mortgage loans totaling $2,200,000, nine residential construction loans totaling $2,051,000, eight commercial real estate loans totaling $8,005,000, two agricultural loans totaling $2,821,000, eight commercial loans totaling $3,141,000 and two consumer loans totaling $299,000.  Non-accrual loans amounted to $17,614,000 at December 31, 2009 and were comprised of four residential mortgage loans totaling $1,370,000, fifteen residential construction loans totaling $3,413,000, seven commercial real estate loans totaling $5,669,000, two agricultural loans totaling $3,188,000, eight commercial loans totaling $3,875,000 and one consumer loan totaling $99,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

The five largest non-accrual loans as of March 31, 2010, made up approximately 53% of total non-accrual loans and consisted of three commercial real estate loans totaling $5,321,000, supported by commercial properties located with in the Company’s market area, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the company and one commercial and industrial loan totaling $2,129,000, supported by the business assets of the company.  All of these loans were appraised within the last six months.

In comparison, the five largest non-accrual loans as of December 31, 2009 made up approximately 53% of total non-accrual loans and consisted of one commercial and industrial loan totaling $2,751,000, supported by the business assets of the company, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the company, two commercial real estate loans totaling $3,308,000, supported by commercial properties located with in the Company’s market area and one residential construction loan totaling $1,460,000, supported by residential real estate.

Total non-performing impaired loans at March 31, 2009 and December 31, 2009 consisting of loans on non-accrual status totaled $18,516,000 and $17,614,000, respectively.  Performing impaired loans consisting of loans restructured and in compliance with modified terms, totaled $7,635,000 and $9,984,000 at March 31, 2010 and December 31, 2009, respectively; the majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The five largest non-performing loans consisting of loans on non-accrual made up approximately 53% of total non-performing loans as of March 31, 2010 and consisted of three commercial real estate loans totaling $5,321,000, supported by commercial properties located with in the Company’s market area, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the company and one commercial and industrial loan totaling $2,129,000, supported by the business assets of the company.  All of these loans were appraised within the last six months.
In comparison, the five largest non-performing loans as of December 31, 2009 consisting of loans on non-accrual and loans ninety days or more past due made up approximately 53% of total non-performing loans and consisted of one commercial and industrial loan totaling $2,751,000, supported by business assets of the company, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the company, two commercial real estate loans totaling $3,308,000, supported by commercial properties located with in the Company’s market area and one residential construction loan totaling $1,460,000, supported by residential real estate.

As the following table illustrates, total non-performing assets net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $1,745,000, or 7.8% to $22,469,000 during the first three months of 2010.  Non-performing assets net of guarantees represent 3.0% of total assets at March 31, 2010.

	At March 31, 2010			At December 31, 2009
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$18,516	$309	$18,207	$17,614	$408	$17,206
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	18,516	309	18,207	17,614	408	17,206
Other real estate owned	4,262	—	4,262	3,518	—	3,518
Total non-performing assets	22,778	309	22,469	21,132	408	20,724

Non-performing loans to total loans			3.94%			3.61%
Non-performing assets to total assets			3.00%			2.77%
Allowance for loan and lease losses to non-performing loans			62.01%			69.26%

The Company had loans 90 days past due and still accruing totaling 1,000 and -0- at March 31, 2010 and December 31, 2009, respectively.

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

OREO amounted to $4,262,000 and $3,518,000 for the periods ended March 31, 2010 and December 31, 2009, respectively.  The increase in OREO at March 31, 2010 from the balance at December 31, 2009 was due, for the most part, to an increase in other real estate owned which was partially offset by write-downs and sales of OREO properties.

The Company had loans restructured and in compliance with modified terms totaling $7,635,000 and $9,984,000 at March 31, 2010 and December 31, 2009, respectively.

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

The following table summarizes the loan loss experience of the Company for the three month periods ended March 31, 2010 and 2009, and for the year ended December 31, 2009.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2010	2009	2009

Balance at beginning of period	$11,916	$14,435	$14,435
Provision for loan losses	1,450	1,106	10,489
Loans charged-off:
Commercial	(746)	(251)	(5,894)
Agriculture	(368)	—	(5,043)
Real estate mortgage	(603)	—	(272)
Real estate construction	(345)	(1,235)	(2,742)
Consumer loans to individuals	(54)	(84)	(342)

Total charged-off	(2,116)	(1,570)	(14,293)

Recoveries:
Commercial	2	6	322
Agriculture	—	—	5
Real estate mortgage	—	—	2
Real estate construction	6	425	725
Consumer loans to individuals	53	61	231

Total recoveries	61	492	1,285

Net charge-offs	(2,055)	(1,078)	(13,008)

Balance at end of period	$11,311	$14,463	$11,916

Ratio of net charge-offs
To average loans outstanding during the period	(0.43%)	(0.21%)	(2.65%)
Allowance for loan losses
To total loans at the end of the period	2.45%	2.92%	2.45%
To non-performing loans at the end of the period	61.08%	73.21%	67.65%

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2010, the Company had the following deposit mix: 29.9% in savings and MMDA deposits, 22.3% in time deposits, 20.6% in interest-bearing transaction deposits and 27.3% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2010 and December 31, 2009 are summarized as follows:

	(in thousands)
	March 31, 2010	December 31, 2009
Three months or less	$28,129	$35,722
Over three to twelve months	50,352	47,616
Over twelve months	14,519	13,711
Total	$93,000	$97,049

We believe the decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits and transfers of those funds to savings and money market accounts.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios with the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 69.5% on March 31, 2010.  In addition, on March 31, 2010, the Company had the following short-term investments:  $750,000 in Certificate of Deposit Account Registry Service (“CDARS”); $2,984,000 in securities due within one year; and $27,783,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $17,000,000 at March 31, 2010; additionally the Company has a line of credit with the Federal Home Loan Bank, with a current borrowing capacity of $110,401,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2010, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of March 31, 2010.

	(amounts in thousands except percentage amounts)
	Actual		Adequately	Well Capitalized
			Capitalized	Ratio
	Capital	Ratio	Ratio	Requirement
Leverage	$73,813	9.86%	4.0%	5.0%
Tier 1 Risk-Based	$73,813	14.93%	4.0%	6.0%
Total Risk-Based	$80,069	16.19%	8.0%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2010, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2010.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized, and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   – OTHER INFORMATION

ITEM 1A. – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which are incorporated by reference herein.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 14, 2010	By:	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)