Form 10-Q
period 2010-08-11
FIRST NORTHERN COMMUNITY BANCORP
filed 2010-08-12
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares of Common Stock outstanding as of August 11, 2010 was 9,065,416.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

Page
PART I   – Financial Information ...3

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
ITEM 2.   – Management’s Discussion and Analysis of Financial Condition and Results of Operations ..............................................................................................................................................24
ITEM 3.   – Quantitative and Qualitative Disclosures about Market Risk ....................................................................................................................................................................................................44
ITEM 4.   – Controls and Procedures ...44
PART II   – Other Information ...44
ITEM 1. – Legal Proceedings ...44
ITEM 1A. – Risk Factors ...44
ITEM 6.   – Exhibits ...46
SIGNATURES ...46

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share amounts)	2010	2009
	(unaudited)
Assets

Cash and due from banks	$157,172	$147,076
Investment securities – available-for-sale	79,010	75,868
Loans, net of allowance for loan losses of $12,030 at June 30, 2010
and $11,916 at December 31, 2009	452,429	474,378
Loans held-for-sale	1,513	1,640
Stock in Federal Home Loan Bank and other equity securities, at cost	2,822	2,506
Premises and equipment, net	6,983	7,397
Other Real Estate Owned	2,483	3,518
Accrued interest receivable and other assets	33,757	35,242

Total Assets	$736,169	$747,625

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$173,838	$179,684
Interest-bearing transaction deposits	139,818	133,224
Savings and MMDA's	196,234	186,456
Time, under $100,000	48,866	55,013
Time, $100,000 and over	82,112	97,049
Total deposits	640,868	651,426

FHLB Advances and other borrowings	9,835	11,813
Accrued interest payable and other liabilities	6,273	6,293

Total liabilities	656,976	669,532

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; 17,390 shares issued and
outstanding at June 30, 2010 and December 31, 2009	16,882	16,822
Common stock, no par value; 16,000,000 shares authorized;
9,065,416 shares issued and outstanding at June 30, 2010 and
9,055,137 shares issued and outstanding at December 31, 2009	62,591	62,457
Additional paid in capital	977	977
Accumulated deficit	(1,609)	(2,074)
Accumulated other comprehensive income/(loss), net	352	(89)
Total stockholders’ equity	79,193	78,093

Total Liabilities and Stockholders’ Equity	$736,169	$747,625

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands, except per share amounts)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest and Dividend Income:
Loans	$6,764	$7,833	$13,562	$15,770
Federal funds sold	—	20	—	39
Due from banks interest bearing accounts	88	29	182	60
Investment securities
Taxable	407	273	782	467
Non-taxable	206	256	441	518
Other earning assets	3	6	3	6
Total interest and dividend income	7,468	8,417	14,970	16,860
Interest Expense:
Deposits	862	1,071	1,866	2,133
Other borrowings	108	123	215	281
Total interest expense	970	1,194	2,081	2,414
Net interest income	6,498	7,223	12,889	14,446
Provision for loan losses	863	1,161	2,313	2,267
Net interest income after provision for loan losses	5,635	6,062	10,576	12,179
Other operating income:
Service charges on deposit accounts	842	881	1,667	1,744
Gains on other real estate owned	17	2	44	4
Gains on sales of loans held-for-sale	179	400	296	574
Investment and brokerage services income	247	174	491	323
Mortgage brokerage income	2	28	10	43
Loan servicing income	107	263	379	359
Fiduciary activities income	72	58	142	156
ATM fees	72	64	134	122
Signature based transaction fees	201	164	374	303
Gains (loss) on sales of available-for-sale securities	353	264	353	264
Other income	237	169	442	315
Total other operating income	2,329	2,467	4,332	4,207
Other operating expenses:
Salaries and employee benefits	3,790	4,006	7,558	7,654
Occupancy and equipment	810	940	1,658	1,938
Data processing	408	442	856	889
Stationery and supplies	77	96	158	219
Advertising	145	152	276	313
Directors’ fees	54	51	106	103
Other real estate owned expense and write-downs	214	605	444	1,329
Other expense	1,969	1,826	3,284	3,341
Total other operating expenses	7,467	8,118	14,340	15,786
Income before benefit for income taxes	497	411	568	600
Benefit for income taxes	(102)	(165)	(392)	(429)

Net income	$599	$576	$960	$1,029

Preferred stock dividends and accretion	$(249)	$(244)	$(495)	$(295)
Net income available to common shareholders	$350	$332	$465	$734

Basic income per share	$0.04	$0.04	$0.05	$0.08
Diluted income per share	$0.04	$0.04	$0.05	$0.08

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share amounts)

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Comprehensive	Paid-in	(Accumulated	Comprehensive
	Shares	Amounts	Shares	Amounts	Income	Capital	Deficit)	Income (Loss)	Total

Balance at December 31, 2009	17,390	$16,822	9,055,137	$62,457		$977	$(2,074)	$(89)	$78,093

Comprehensive income:

Net income					$960		960		960

Other comprehensive income, net of tax:

Unrealized holding gains on securities arising during the current period, net of tax effect of $437					653
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $141					(212)
Total other comprehensive income, net of tax effect of $296					441			441	499

Comprehensive income					$1,401

Issuance of preferred stock		—
Dividend on preferred stock							(435)		(435)
Discount accretion on preferred stock		60					(60)		—
Stock-based compensation and related tax benefits				134					134
Common shares issued, stock options exercised, net of swapped shares			10,279

Balance at June 30, 2010	17,390	$16,882	9,065,416	$62,591		$977	$(1,609)	$352	$79,193

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash Flows From Operating Activities
Net Income	$960	$1,029
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	409	482
Provision for loan losses	2,313	2,267
Stock plan accruals	134	186
Tax benefit for stock options		10
Gains on sales of available-for-sale securities	(353)	(264)
Gains on sales of other real estate owned	(44)	(4)
Write-downs on other real estate owned	304	1,200
Gains on sales of loans held-for-sale	(296)	(574)
Proceeds from sales of loans held-for-sale	19,993	70,665
Originations of loans held-for-sale	(19,570)	(71,675)
Changes in assets and liabilities:
Decrease in accrued interest receivable and other assets	1,189	837
(Decrease) increase in accrued interest payable and other liabilities	(20)	510
Net cash provided by operating activities	5,019	4,669

Cash Flows From Investing Activities
Net increase in investment securities	(2,052)	(11,273)
Net decrease in loans	18,695	27,851
Net increase in other interest earning assets	(316)	(195)
Proceeds from the sale of other real estate owned	1,716	—
Purchases (sales) of premises and equipment, net	5	(432)
Net cash provided by investing activities	18,048	15,951

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(10,558)	31,900
Proceeds from issuance of preferred stock	—	16,726
Proceeds from issuance of common stock warrants	—	664
Net decrease in FHLB advances and other borrowings	(1,978)	(6,144)
Cash dividends paid on preferred stock	(435)	(261)
Cash dividends paid	—	(5)
Tax benefit for stock options	—	(10)
Net cash (used) in provided by financing activities	(12,971)	43,870

Net Increase in Cash and Cash Equivalents	10,096	63,490
Cash and Cash Equivalents, beginning of period	147,076	66,010
Cash and Cash Equivalents, end of period	$157,172	$129,500

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,156	$2,451
Income Taxes	$152	$401

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividend payable and accretion	$171	$295
Transfer of loans held-for-investment to other real estate owned	$975	—
Stock dividend distributed	—	$2,249
Unrealized holding gains (losses) on available for sale securities	$441	$(376)

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009 and December 31, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

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

In July 2010, FASB amended FASB ASC Topic 310, “Receivables.”  This amendment modifies the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the adoption of this amendment to have a significant impact on its financial statements.

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

Changes in the allowance for loan losses during the six month periods ended June 30, 2010 and 2009 and for the year ended December 31, 2009 were as follows:

	(in thousands)

	Six months ended June 30,		Year ended December 31,
	2010	2009	2009
Balance, beginning of period	$11,916	$14,435	$14,435
Provision for loan losses	2,313	2,267	10,489
Loan charge-offs	(2,736)	(3,267)	(14,293)
Loan recoveries	537	742	1,285
Balance, end of period	$12,030	$14,177	$11,916

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due.  Non-performing impaired loans totaled approximately $14,700 and $17,614 at June 30, 2010 and December 31, 2009, respectively, and had related valuation allowances of approximately $287 and $130 at June 30, 2010 and December 31, 2009, respectively.  The average outstanding balance of non-performing impaired loans was approximately $16,608 and $15,064 for the periods ended June 30, 2010 and December 31, 2009, respectively.  Performing impaired loans are restructured loans in compliance with modified terms and totaled $7,832 and $9,984 at June 30, 2010 and December 31, 2009, respectively, and had related valuation allowances of approximately $991 and $707 at June 30, 2010 and December 31, 2009, respectively.  The average outstanding balance of performing impaired loans was approximately $7,021 and $6,216 for the years ended June 30, 2010 and December 31, 2009, respectively.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2010 for cash proceeds equal to the fair value of the loans.

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

At June 30, 2010, the Company had $1,513,000 of mortgage loans held-for-sale.  At June 30, 2010 and December 31, 2009, the Company serviced real estate mortgage loans for others of $198,799,000 and $189,025,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2010 and December 31, 2009.

	(in thousands)
	December 31, 2009	Additions	Reductions	June 30, 2010

Mortgage servicing rights	$1,550	$195	$177	$1,568
Valuation allowance	(277)	—	(116)	(161)
Mortgage servicing rights, net of valuation allowance	$1,273	$195	$61	$1,407

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2010 and 2009

(in thousands, except share and earnings)
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income	$599	$576	$960	$1,029
Preferred stock dividend and accretion	$(249)	$(244)	$(495)	$(295)
Net income available to common shareholders	$350	$332	$465	$734

Weighted average common shares outstanding	9,020,354	8,973,645	9,014,661	8,966,467
Basic EPS	$0.04	$0.04	$0.05	$0.08

Diluted earnings per share:
Net income	$599	$576	$960	$1,029
Preferred stock dividend and accretion	$(249)	$(244)	$(495)	$(295)
Net income available to common shareholders	$350	$332	$465	$734

Weighted average common shares outstanding	9,020,354	8,973,645	9,014,661	8,966,467

Effect of dilutive options	3,525	7,174	2,148	26,184

Adjusted weighted average common shares outstanding	9,023,879	8,980,819	9,016,809	8,992,651
Diluted EPS	$0.04	$0.04	$0.05	$0.08

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 499,687 shares and 424,954 shares for the three months ended June 30, 2010 and 2009 respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 499,687 shares and 424,954 shares for the six months ended June 30, 2010 and 2009 respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

5.    STOCK PLANS

The following table presents the activity related to stock options for the three months ended June 30, 2010.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	525,187	$11.13

Granted	—	—

Expired	—	—

Cancelled / Forfeited	—	—

Exercised	—	—	—

Options outstanding at End of Period	525,187	$11.13	$5,650	3.83

Exercisable (vested) at End of Period	485,995	$11.24	$100	3.46

The following table presents the activity related to stock options for the six months ended June 30, 2010.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	514,807	$11.27

Granted	17,500	4.25

Expired	(7,120)	3.88

Cancelled / Forfeited	—	—

Exercised	—	—	—

Options outstanding at End of Period	525,187	$11.13	$5,650	3.83

Exercisable (vested) at End of Period	485,995	$11.24	$100	3.46

The weighted average fair value of options granted during the six-month period ended June 30, 2010 was $1.89 per share.

As of June 30, 2010, there was $89,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.07 years.

There was $44,000 of recognized compensation cost related to non-vested stock options for the six months ended June 30, 2010.

A summary of the weighted average assumptions used in valuing stock options during the three months and six months ended June 30, 2010 is presented below:

	Three Months Ended	Six months Ended
	June 30, 2010*	June 30, 2010
Risk Free Interest Rate	—	2.44%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	48.12%
    * There were no stock options or restricted stock granted during the three-month period ended June 30, 2010.

The following table presents the activity related to restricted stock for the three months ended June 30, 2010.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	47,647	$10.93

Granted	—	—

Cancelled / Forfeited	(1,551)	$8.07

Exercised/Released/Vested	—	—	—

Options outstanding at End of Period	46,096	$11.02	$209,737	8.16

The following table presents the activity related to restricted stock for the six months ended June 30, 2010.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	35,817	$13.20

Granted	12,050	$4.25

Cancelled / Forfeited	(1,771)	$8.91

Exercised/Released/Vested	—	—	—

Options outstanding at End of Period	46,096	$11.02	$209,737	8.16

The weighted average fair value of options granted during the six-month period ended June 30, 2010 was $4.25 per share.

As of June 30, 2010, there was $198,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.14 years.

There was $56,000 of recognized compensation cost related to non-vested stock options for the six months ended June 30, 2010.

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

As of June 30, 2010, there was $30,500 of unrecognized compensation cost related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $30,500 of recognized compensation cost related to ESPP grants for the six-month period ended June 30, 2010.

The weighted average fair value at grant date during the six-month period ended June 30, 2010 was $1.44.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months and six months ended June 30, 2010 is presented below:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Risk Free Interest Rate	0.29%	0.29%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	30.00%	30.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At June 30, 2010 there were no loans held-for-sale that required a write-down.

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

 At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010.
	(in thousands)
June 30, 2010	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$251	$251	$—	$—
Securities of U.S. government
agencies and corporations	27,609	27,609	—	—
Obligations of states and
political subdivisions	16,603	—	16,603	—
Mortgage-backed securities	34,547	—	34,547	—

Total investments at fair value	$79,010	$27,860	$51,150	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.
	(in thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$253	$253	$—	$—
Securities of U.S. government
agencies and corporations	4,335	4,335	—	—
Obligations of states and
political subdivisions	23,416	—	23,416	—
Mortgage-backed securities	47,864	—	47,864	—

Total investments at fair value	$75,868	$4,588	$71,280	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2010.
	(in thousands)
June 30, 2010	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$4,068	$—	$—	$4,068	$(1,220)
Other real estate owned	521	—	—	521	(400)
Loan servicing rights	1,407	—	—	1,407	378

Total assets at fair value	$5,996	$—	$—	$5,996	$(1,242)

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2009.
	(in thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$9,207	$—	$—	$9,207	$(6,422)
Other real estate owned	3,518	—	—	3,518	(1,545)
Loan servicing rights	1,273	—	—	1,273	779

Total assets at fair value	$13,998	$—	$—	$13,998	$(7,188)

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

The estimated fair values of the Company’s financial instruments for the period ended June 30, 2010 and December 31, 2009 are approximately as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$157,172	$157,172	$147,076	$147,076
Investment securities	79,010	79,010	75,868	75,868
Other equity securities	2,822	2,822	2,506	2,506
Loans:
Net loans	452,429	453,402	474,378	476,485
Loans held-for-sale	1,513	1,562	1,640	1,652
Financial liabilities:
Deposits	640,868	624,041	651,426	632,322
FHLB advances and other borrowings	9,835	10,100	11,813	12,260

	June 30, 2009		December 31, 2009
(in thousands)	Contract amount	Fair value	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$161,556	$1,212	$191,589	$1,437
Standby letters of credit	3,888	39	3,572	36

11.    INVESTMENT SECURITIES

     The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at June 30, 2010 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available-for-sale:
U.S. Treasury securities	$250	$1	$—	$251
Securities of U.S. government agencies and corporations	27,432	177	—	27,609
Obligations of states and political subdivisions	16,492	227	(116)	16,603
Mortgage-backed securities	33,948	606	(7)	34,547

Total debt securities	$78,122	$1,011	$(123)	$79,010

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

Gross realized gains from sales of available-for-sale securities were $353 for the six months ended June 30, 2010 and $454 for the year ended December 31, 2009.  Gross realized losses from sales of available-for-sale securities were $9 for the six months ended June 30, 2010 and $0 for the year ended December 31, 2009.

The amortized cost and estimated market value of debt and other securities at June 30, 2010, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated market value

Due in one year or less	$27,197	$27,345
Due after one year through five years	37,318	37,990
Due after five years through ten years	2,344	2,374
Due after ten years	11,263	11,301

	$78,122	$79,010

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities totaling $34,477.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2010, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	—	—	—	—	—	—

Obligations of states and political subdivisions	3,605	(55)	1,385	(61)	4,990	(116)

Mortgage-backed securities	2,094	(7)	—	—	2,094	(7)

Total	$5,699	$(62)	$1,385	$(61)	$7,084	$(123)

No decline in value was considered “other-than-temporary” during 2010.  Nine securities that had a fair market value of $5,699 and a total unrealized loss of $62 have been in an unrealized loss position for less than twelve months as of June 30, 2010.  In addition, five securities with a fair market value of $1,385 and a total unrealized loss of $61 have been in an unrealized loss position for more than twelve months as of June 30, 2010.  As the Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $31,811 and $29,194 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

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

In this document, for example we make forward-looking statements relating to the following topics:

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

•
Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures enacted or introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal actions

•	Our regulatory capital requirements

•	We do not anticipate paying a cash dividend in the foreseeable future

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates and our underwriting standards

•	Recent increases in deposits and movements from time deposits to savings and money market accounts

•	The Company believes that the Bank’s deposit base does not involve any undue concentration levels from one or a few major depositors

•	Our intent to sell, and the likelihood that we would be required to sell, various investment securities

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected rates of return, yields and projected results

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

Significant results and developments during the second quarter and year-to-date 2010 include:

•  Net income of $0.96 million for the six months ended June 30, 2010, down 6.8% from the $1.03 million for the same fiscal period last year.

•  Diluted income per share for the six months ended June 30, 2010 was $0.05, down 37.5% from the diluted income per share of $0.08 reported in the same period last year (per share data has been adjusted for stock dividends).

•  Net interest income decreased in the six months ended June 30, 2010 by $1.5 million, or 10.8%, to $12.9 million from $14.4 million in the same period last year.  The decrease in net interest income was primarily attributable to a decrease in interest yields, which was partially offset by a decrease in interest costs.  Net interest margin decreased from 4.77% for the six-month period ending June 30, 2009 to 3.77% for the same period ending June 30, 2010.

•  Provision for loan losses of $2.3 million for the six-month periods ended June 30, 2010 and June 30, 2009.

•  Total assets at June 30, 2010 were $736.2 million, an increase of $21.2 million, or 3.0%, from levels at June 30, 2009.

•  Total net loans at June 30, 2010 (including loans held-for-sale) decreased $36.7 million, or 7.5%, to $453.9 million compared to June 30, 2009.

•  Total investment securities at June 30, 2010 increased $26.0 million, or 49.0%, to $79.0 million compared to June 30, 2009.

•  Total deposits of $640.9 million at June 30, 2010, represented an increase of $24.3 million, or 3.9%, compared to June 30, 2009.  We believe a primary reason for the increase in deposits during this period was depositor movement from troubled financial institutions and the stock market to institutions of perceived greater safety and the Company’s standing in the communities it serves.  Since the peak in the real estate market, deposits in the real estate related business accounts have shown consistent reduction in average and end of period balances while the number of customers has remained stable.

•  Net income for the quarter of $0.60 million, up 3.5% from the $0.58 million earned in the second quarter of 2009.

•  Diluted earnings per share of $0.04 for the quarters ended June 30, 2010 and June 30, 2009.

SUMMARY

The Company recorded net income of $960,000 for the six-month period ended June 30, 2010, representing a decrease of $69,000 from net income of $1,029,000 for the same period in 2009.

The following table presents a summary of the results for the three-month and six-month periods ended June 30, 2010 and 2009.

	(in thousands, except per share amounts and ratios)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

For the Period:

Net Income	$599	$576	$960	$1,029

Basic Earnings Per Common Share*	$0.04	$0.04	$0.05	$0.08

Diluted Earnings Per Common Share*	$0.04	$0.04	$0.05	$0.08

At Period End:

Total Assets	$736,227	$715,041	$736,227	$715,041

Total Loans, Net (including loans held-for-sale)	$453,942	$490,626	$453,942	$490,626

Total Investment Securities	$79,010	$53,016	$79,010	$53,016

Total Deposits	$640,868	$616,618	$640,868	$616,618

Loan-To-Deposit Ratio	70.83%	79.57%	70.83%	79.57%

*Adjusted for stock dividends

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	June 30, 2010			June 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$454,520	$6,764	5.97%	$491,107	$7,833	6.40%
Federal funds sold	—	—	—	71,472	20	0.11%
Interest bearing due from banks	139,951	88	0.25%	2,525	29	4.61%
Investment securities, taxable	71,083	407	2.30%	30,729	273	3.56%
Investment securities, non-taxable (2)	19,903	206	4.15%	24,318	256	4.22%
Other interest earning assets	2,725	3	0.44%	2,446	6	0.98%
Total interest-earning assets	688,182	7,468	4.35%	622,597	8,417	5.42%
Non-interest-earning assets:
Cash and due from banks	13,820			40,147
Premises and equipment, net	7,106			7,687
Other real estate owned	3,437			3,444
Accrued interest receivable and other assets	33,802			27,015
Total average assets	746,347			700,890

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	138,824	98	0.28%	128,915	156	0.49%
Savings and MMDA’s	194,426	301	0.62%	163,460	306	0.75%
Time, under $100,000	50,489	96	0.76%	55,847	183	1.31%
Time, $100,000 and over	87,519	367	1.68%	84,078	426	2.03%
FHLB advances and other borrowings	11,841	108	3.66%	13,680	123	3.61%
Total interest-bearing liabilities	483,099	970	0.80%	445,980	1,194	1.07%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	179,165			170,063
Accrued interest payable and other liabilities	6,109			6,064
Total liabilities	668,373			622,107
Total stockholders’ equity	77,974			78,783
Total average liabilities and stockholders’ equity	$746,347			$700,890
Net interest income and net interest margin (3)		$6,498	3.79%		$7,223	4.65%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interst theron is excluded.  Loan interest income includes loan fees of approximately $228 and $567 for the three months ended June 30, 2010 and 2009, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended			Six months ended
	June 30, 2010			June 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$458,218	$13,562	5.97%	$494,726	$15,770	6.43%
Federal funds sold	—	—	—	62,781	39	0.13%
Interest bearing due from banks	142,273	182	0.26%	2,513	60	4.81%
Investment securities, taxable	65,799	782	2.40%	23,998	467	3.92%
Investment securities, non-taxable (2)	21,257	441	4.18%	24,663	518	4.24%
Other interest earning assets	2,616	3	0.23%	2,379	6	0.51%
Total interest-earning assets	690,163	14,970	4.37%	611,060	16,860	5.56%
Non-interest-earning assets:
Cash and due from banks	14,047			39,667
Premises and equipment, net	7,222			8,024
Other real estate owned	3,545			3,889
Accrued interest receivable and other assets	34,004			26,861
Total average assets	748,981			689,501

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	137,410	212	0.31%	126,518	332	0.53%
Savings and MMDA’s	194,236	645	0.67%	163,432	589	0.73%
Time, under $100,000	51,843	255	0.99%	57,355	423	1.49%
Time, $100,000 and over	91,284	754	1.67%	77,551	789	2.05%
FHLB advances and other borrowings	11,820	215	3.67%	15,502	281	3.66%
Total interest-bearing liabilities	486,593	2,081	0.86%	440,358	2,414	1.11%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	178,647			172,279
Accrued interest payable and other liabilities	6,123			5,997
Total liabilities	671,363			618,634
Total stockholders’ equity	77,618			70,867
Total average liabilities and stockholders’ equity	$748,981			$689,501
Net interest income and net interest margin (3)		$12,889	3.77%		$14,446	4.77%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $450 and $1,057 for the six months ended June 30, 2010 and 2009, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $10,096,000 increase in cash and due from banks, a $3,142,000 increase in investment securities available-for-sale, a $21,949,000 decrease in net loans held-for-investment, a $127,000 decrease in loans held-for-sale, a $1,035,000 decrease in other real estate owned and a $1,427,000 decrease in accrued interest receivable and other assets from December 31, 2009 to June 30, 2010.  The increase in cash and due from banks was due to increases in both non-interest and interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of agency bonds and was slightly offset by sales of mortgage-backed securities and municipal securities.  Management evaluated the unrealized loss associated with the investment securities available-for-sale and no decline was considered “other than temporary” at June 30, 2010.  As the Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, these investments are not considered other-than-temporarily impaired.  The decrease in loans held-for-investment was due to decreases in the following loan categories: commercial and industrial; agricultural; equipment; financed equipment leases; true equipment leases; consumer; real estate; real estate commercial and construction; and real estate SBA (Small Business Administration), which were partially offset by increases in home equity loans.  The decrease in loans held-for-sale was in real estate loans and was due, primarily, to a decrease in the origination of loans.  The Company originated approximately $19,866,000 in residential mortgage loans during the first six months of 2010, which was offset by approximately $19,993,000 in loan sales during this period.  The decrease in other real estate owned was due to sales of OREO properties, which was slightly offset by an addition of OREO property.  The decrease in accrued interest receivable and other assets was mainly due to decreases in housing tax credits, accrued income taxes receivable, unamortized cost on loans, prepaid expenses and suspense items, which was partially offset by increases in accrued income on loans, accrued income on securities, cash surrender value of bank owned life insurance and mortgage servicing asset.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $10,558,000 at June 30, 2010 compared to December 31, 2009.  The decrease in deposits was due to decreases in demand and time deposits, which was partially offset by increases in interest-bearing transaction deposits, savings and money market accounts.  The decrease in demand deposit accounts is due in large part to the impact of the slowing real estate activity in the communities served by the Company.  Since the peak in the real estate market, deposits in the real estate related business accounts have shown consistent reduction in average and end of period balances while the number of customers has remained stable.  The decrease in time deposits and increase in savings and money market accounts are primarily due to maturities of time deposits and transfers of those funds to savings and money market accounts.

Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $1,978,000 for the six months ended June 30, 2010 compared to the year ended December 31, 2009, primarily due to maturing FHLB advances.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the twelve-month period ended June 30, 2010.

Interest income on loans for the six-month period ended June 30, 2010 was down 14.0% from the same period in 2009, decreasing from $15,770,000 to $13,562,000 and was down 13.7% for the three-month period ended June 30, 2010 over the same period in 2009, from $7,833,000 to $6,764,000.  The decrease in interest income on loans for the six-month period ended as compared to the same period a year ago was primarily due to a 46 basis point decrease in loan yields combined with a decrease in average loans.  The decrease for the three-month period ended June 30, 2010 as compared to the same period a year ago was primarily due to a 43 basis point decrease in loan yields combined with a decrease in average loans.

Interest income on investment securities available-for-sale for the six-month period ended June 30, 2010 was up 24.2% from the same period in 2009, increasing from $985,000 to $1,223,000 and was up 15.9% for the three-month period ended June 30, 2010 over the same period in 2009, from $529,000 to $613,000.  The increase in interest income on investment securities for the six-month period ended June 30, 2010 as compared to the same period a year ago was primarily due to an increase in average investment securities partially offset by a 125 basis point decrease in investment securities yields.  The increase for the three-month period ended June 30, 2010 as compared to the same period a year ago was primarily due to an increase in average investment securities partially offset by a 115 basis point decrease in investment securities yields.

Interest income on Federal Funds sold for the six-month period ended June 30, 2010 was down 100.0% from the same period in 2009, decreasing from $39,000 to $0 and was down 100% for the three-month period ended June 30, 2010 over the same period in 2009, from $20,000 to $0.  The Company had no Federal Funds sold balances during the three-month and six-month periods ended June 30, 2010.

Interest income on interest-bearing due from banks for the six-month period ended June 30, 2010 was up 203.3% from the same period in 2009, increasing from $60,000 to $182,000 and was up 203.5% for the three-month period ended June 30, 2010 over the same period in 2009, from $29,000 to $88,000.  The increase in interest income on interest-bearing due from banks for the six-month period ended June 30, 2010 as compared to the same period a year ago was primarily due to an increase in average interest-bearing due from banks partially offset by a 455 basis point decrease in interest-bearing due from banks yields.  The increase for the three-month period ended June 30, 2010 as compared to the same period a year ago was primarily due to an increase in average interest-bearing due from banks, which was partially offset by a 436 basis point decrease in interest-bearing due from banks yield.

Interest Expense

The decrease in general market interest rates decreased the Company’s cost of funds in the first six months of 2010 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2010 was down 13.8% from the same period in 2009, decreasing from $2,414,000 to $2,081,000 and was down 18.8% for the three-month period ended June 30, 2010 over the same period in 2009 from $1,194,000 to $970,000.  The decrease in interest expense during the six-month period ended June 30, 2010 was primarily due to a 25 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in interest expense during the three-month period ended June 30, 2010 was primarily due to a 27 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.

Provision for Loan Losses

There was a provision for loan losses of $2,313,000 for the six-month period ended June 30, 2010 compared to a provision for loan losses of $2,267,000 for the same period in 2009.  The allowance for loan losses was approximately $12,030,000, or 2.59% of total loans, at June 30, 2010 compared to $11,916,000, or 2.45% of total loans, at December 31, 2009.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

There was a provision for loan losses of $863,000 for the three-month period ended June 30, 2010 compared to a $1,161,000 provision for the same period in 2009.

The increase in the provision for loan losses during the six-month period in 2010 was primarily due to increased net charge-offs as a percentage of the allowance for loan losses, partially offset by decreased loan volumes compared to the six-month period in 2009.  The decrease during the three-month period in 2010 was primarily due to stabilization in collateral values and repayment abilities of some of the Bank’s customers combined with decreased loan volumes compared to the three-month period in 2009.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three-month and six-month periods ended June 30, 2010 and June 30, 2009.

The provision for unfunded lending commitment losses would be included in non-interest expense.

Other Operating Income

Other operating income was up 3.0% for the six-month period ended June 30, 2010 from the same period in 2009, increasing from $4,207,000 to $4,332,000.

This increase was primarily due to increases in gains on sales of other real estate owned, investment brokerage services income, signature based transaction fees, gains on sales of available-for-sale securities, and other miscellaneous income, which was partially offset by decreases in service charges on deposit accounts, gains on sales of loans held-for sale, and mortgage brokerage income.  The increase in gains on sales of other real estate owned was due to an increased number of properties sold during the first half of 2010, compared to the first half of 2009.  The increase in investment brokerage services income was due to an increase in the demand for those services.  The increase in signature based transaction fees was primarily due to an increase in the  volume of debit card transactions.  The increase in gains on sales of available-for-sale securities was primarily due to an increased number of securities sold during the first half of 2010, compared to the first half of 2009.  The increase in other miscellaneous income was primarily due to increases in standby letter of credit fees, check sales fees, gain on sale of equipment, and rental income on other real estate owned properties, which was partially offset by decreases in bankcard and merchant fees.  The decrease in service charges on deposit accounts was primarily due to decreases in service charges on checking accounts, partially offset by increases in analysis service charges and decreases in waived fees.  The decrease in gains on sales of loans held-for-sale was the result of decreased origination activity.  The decrease in mortgage brokerage income was due to a decrease in the demand for those services.

Other operating income was down 5.6% for the three-month period ended June 30, 2010 from the same period in 2009, decreasing from $2,467,000 to $2,329,000.

This decrease was primarily due to decreases in service charges on deposit accounts, gains on sales of loans held-for-sale, mortgage brokerage income, and loan servicing income, which was partially offset by increases in investment and brokerage services income, signature based transaction fees, gains on sales of available-for-sale securities, and other miscellaneous income.  The decrease in service charges on deposit accounts was primarily due to decreases in service charges on checking accounts, partially offset by increases in analysis service charges and decreases in waived fees.  The decrease in gains on sales of loans held-for-sale was the result of decreased residential mortgage activity.  The decrease in mortgage brokerage income was due to a decrease in the demand for those services.  The decrease in loan servicing income is primarily due to a decrease in mortgage servicing assets recorded, partially offset by a decrease in mortgage servicing impairment expense.  The increase in investment brokerage services income was due to an increase in the demand for those services.  The increase in signature based transaction fees was primarily due to an increase in the volume of debit card transactions.  The increase in gains on sales of available-for-sale securities was primarily due to an increased number of securities sold during the second quarter of 2010, compared to the second quarter of 2009.  The increase in other miscellaneous income was primarily due to increases in standby letter of credit fees, check sales fees, gain on sale of equipment, and rental income on other real estate owned properties, which was partially offset by decreases in bankcard and merchant fees.

Other Operating Expenses

Total other operating expenses was down 9.16% for the six-month period ended June 30, 2010 from the same period in 2009, decreasing from $15,786,000 to $14,340,000.

The decrease was primarily due to decreases in salaries and benefits, occupancy and equipment expense, data processing expense, other real estate owned expense, stationary and supplies, and other miscellaneous operating expense.  The decrease in salaries and benefits was primarily due to decreases in regular salaries, commissions, stock compensation, and welfare and recreation, which was partially offset by loan origination costs, profit sharing retirement, compensation insurance, and retirement compensation expense.  The decrease in occupancy and equipment was primarily due to decreases in rent expense, depreciation on furniture and equipment and computer hardware, equipment maintenance, and service contracts, which was partially offset by increases in building maintenance and hazard and liability insurance.  The decrease in other real estate owned expense was due to lower write-downs and maintenance expenses related to OREO properties.  The decrease in data processing was primarily due to a reduction in contract pricing, which was partially offset by an increase in general data processing costs.  The decrease in stationary and supplies was primarily due to a reduction in the use of stationary and supplies.  The decrease in other miscellaneous operating expense was primarily due to decreases in FDIC assessments, accounting and audit fees, and loan origination expense, which was partially offset by sundry losses and loan collection expense.

Total other operating expenses was down 8.02% for the three-month period ended June 30, 2010 from the same period in 2009, decreasing from $8,118,000 to $7,467,000.

The decrease was primarily due to decreases in salaries and benefits, occupancy and equipment expense, data processing, and other real estate owned expense, which was partially offset by an increase in other miscellaneous expense.  The decrease in salaries and benefits was primarily due to decreases in regular salaries, commissions, loan origination costs, payroll taxes, welfare and recreation and stock compensation, which was partially offset by profit sharing retirement, compensation insurance, and retirement compensation expense.  The decrease in occupancy and equipment was primarily due to decreases in rent expense, and depreciation on furniture and equipment and computer hardware, which was partially offset by an increase in utility costs and an increase in hazard and liability insurance. The decrease in data processing was primarily due to a reduction in contract pricing and general data processing costs.  The decrease in other real estate owned expense was due to lower write-downs and maintenance expenses related to OREO properties.  The increase in other miscellaneous expense was primarily due to increases in sundry losses and loan collection expense, which was partially offset by decreases in FDIC assessments and loan origination expense.

The following table sets forth other miscellaneous operating expenses by category for the three-month and six-month periods ended June 30, 2010 and 2009.

	(in thousands)

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Other miscellaneous operating expenses
FDIC assessments	$288	$536	573	752
Contributions	25	19	50	39
Legal fees	144	76	199	185
Accounting and audit fees	70	115	132	239
Consulting fees	78	70	131	122
Postage expense	107	91	194	188
Telephone expense	51	81	113	149
Public relations	40	71	77	109
Training expense	21	25	43	45
Loan origination expense	54	206	147	467
Computer software depreciation	46	53	90	106
Sundry losses	304	65	350	125
Loan collection expense	399	99	532	205
Other miscellaneous expense	342	319	653	610

Total other miscellaneous operating expenses	$1,969	$1,826	$3,284	$3,341

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the six months ended June 30, 2010, the Company’s benefit for income taxes decreased $37,000 from the same period last year, from a $429,000 benefit to a benefit of $392,000.

In the three months ended June 30, 2010, the Company’s benefit for income taxes decreased $63,000 from the same period last year, from a $165,000 benefit to a benefit of $102,000.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2010	December 31, 2009

Undisbursed loan commitments	$161,556	$191,589
Standby letters of credit	3,888	3,572
Commitments to sell loans	6,090	3,179
	$171,534	$198,340

The reserve for unfunded lending commitments amounted to $892,000 at June 30, 2010, which was unchanged from December 31, 2009.  The reserve for unfunded lending commitments is included in other liabilities.

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

Classified assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $12,243,000 or 18.8% to $52,878,000 at June 30, 2010 from $65,121,000 at December 31, 2009.

The following tables summarize the Company’s non-accrual loans by loan category at June 30, 2010, March 31, 2010, and December 31, 2009.

	At June 30, 2010			At March 31, 2010
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$1,494	$—	$1,494	$2,200	$—	$2,200
Residential construction	1,914	—	1,914	2,051	—	2,051
Commercial real estate	7,002	—	7,002	8,004	—	8,004
Agriculture	2,821	—	2,821	2,821	—	2,821
Commercial	1,052	31	1,021	3,141	309	2,832
Consumer	364	—	364	299	—	299
Total non-accrual loans	$14,647	$31	$14,616	$18,516	$309	$18,207

	At December 31, 2009
	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$1,370	$—	$1,370
Residential construction	3,413	—	3,413
Commercial real estate	5,669	—	5,669
Agriculture	3,188	—	3,188
Commercial	3,875	408	3,467
Consumer	99	—	99
Total non-accrual loans	$17,614	$408	$17,206

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

Non-accrual loans amounted to $14,647,000 at June 30, 2010 and were comprised of six residential mortgage loans totaling $1,494,000, nine residential construction loans totaling $1,914,000, seven commercial real estate loans totaling $7,002,000, two agricultural loans totaling $2,821,000, nine commercial loans totaling $1,052,000 and three consumer loans totaling $364,000.  Non-accrual loans amounted to $17,614,000 at December 31, 2009 and were comprised of four residential mortgage loans totaling $1,370,000, fifteen residential construction loans totaling $3,413,000, seven commercial real estate loans totaling $5,669,000, two agricultural loans totaling $3,188,000, eight commercial loans totaling $3,875,000 and one consumer loan totaling $99,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

The five largest non-accrual loans as of June 30, 2010, made up approximately 49.6% of total non-accrual loans and consisted of four commercial real estate loans totaling $6,075,000, supported by commercial properties located with in the Company’s market area, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the company.  All of the underlying collateral supporting these loans were appraised within the last six months.

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

Total non-performing impaired loans at June 30, 2010 and December 31, 2009 consisting of loans on non-accrual status totaled $14,647,000 and $17,614,000, respectively.  Performing impaired loans consisting of loans restructured and in compliance with modified terms, totaled $7,819,000 and $9,984,000 at June 30, 2010 and December 31, 2009, respectively; the majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The five largest non-performing loans as of June 30, 2010 consisting of loans on non-accrual and loans ninety days or more past due made up approximately 49.6% of total non-performing loans and consisted of four commercial real estate loans totaling $6,075,000, supported by commercial properties located with in the Company’s market area, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the company.  All of the underlying collateral supporting these loans were appraised within the last six months.

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

As the following table illustrates, total non-performing assets net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $3,617,000, or 17.5% to $17,107,000 during the first six months of 2010.  Non-performing assets net of guarantees represent 2.3% of total assets at June 30, 2010.

	At June 30, 2010			At March 31, 2010
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$14,647	$31	$14,616	$18,516	$309	$18,207
Loans 90 days past due and still accruing	54	46	8	—	—	—

Total non-performing loans	14,701	77	14,624	18,516	309	18,207
Other real estate owned	2,483	—	2,483	4,262	—	4,262
Total non-performing assets	17,184	77	17,107	22,778	309	22,469

Non-performing loans to total loans			3.15%			3.94%
Non-performing assets to total assets			2.32%			3.00%
Allowance for loan and lease losses to non-performing loans			82.31%			62.01%

	At December 31, 2009
	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$17,614	$408	$17,206
Loans 90 days past due and still accruing	—	—	—

Total non-performing loans	17,614	408	17,206
Other real estate owned	3,518	—	3,518
Total non-performing assets	21,132	408	20,724

Non-performing loans to total loans			3.61%
Non-performing assets to total assets			2.77%
Allowance for loan and lease losses to non-performing loans			69.26%

The Company had loans 90 days past due and still accruing totaling $54,000 and -0- at June 30, 2010 and December 31, 2009, respectively.

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

OREO amounted to $2,483,000 and $3,518,000 for the periods ended June 30, 2010 and December 31, 2009, respectively.  The decrease in OREO at June 30, 2010 from the balance at December 31, 2009 was due, for the most part, to the disposition of seven OREO properties, which was partially offset by the addition of six OREO properties.

The Company had loans restructured and in compliance with modified terms totaling $7,819,000 and $9,984,000 at June 30, 2010 and December 31, 2009, respectively.

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

The following table summarizes the loan loss experience of the Company for the six-month periods ended June 30, 2010 and 2009, and for the year ended December 31, 2009.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2010	2009	2009

Balance at beginning of period	$11,916	$14,435	$14,435
Provision for loan losses	2,313	2,267	10,489
Loans charged-off:
Commercial	(1,064)	(656)	(5,894)
Agriculture	(368)	—	(5,043)
Real estate mortgage	(851)	(712)	(272)
Real estate construction	(356)	(1,730)	(2,742)
Consumer loans to individuals	(97)	(169)	(342)

Total charged-off	(2,736)	(3,267)	(14,293)

Recoveries:
Commercial	434	11	322
Agriculture	—	—	5
Real estate mortgage	3	—	2
Real estate construction	8	605	725
Consumer loans to individuals	92	126	231

Total recoveries	537	742	1,285

Net charge-offs	(2,199)	(2,525)	(13,008)

Balance at end of period	$12,030	$14,177	$11,916

Ratio of net charge-offs
To average loans outstanding during the period	(0.47%)	(0.50%)	(2.65%)
Allowance for loan losses
To total loans at the end of the period	2.59%	2.83%	2.45%
To non-performing loans at the end of the period	82.17%	91.44%	67.65%

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2010, the Company had the following deposit mix: 30.6% in savings and MMDA deposits, 20.5% in time deposits, 21.8% in interest-bearing transaction deposits and 27.31% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2010 and December 31, 2009 are summarized as follows:

	(in thousands)
	June 30, 2010	December 31, 2009
Three months or less	$32,578	$35,722
Over three to twelve months	36,766	47,616
Over twelve months	12,768	13,711
Total	$82,112	$97,049

We believe the decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits and transfers of those funds to savings and money market accounts.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios and in management’s opinion the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 70.8% on June 30, 2010.  In addition, on June 30, 2010, the Company had the following short-term investments:  $750,000 in Certificate of Deposit Account Registry Service (“CDARS”); $3,004,000 in securities due within one year; and $28,563,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $17,000,000 at June 30, 2010; additionally the Company has a line of credit with the Federal Home Loan Bank, with a current borrowing capacity of $108,634,000.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2010, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of June 30, 2010.

	(amounts in thousands except percentage amounts)
	Actual		Adequately	Well Capitalized
			Capitalized	Ratio
	Capital	Ratio	Ratio	Requirement
Leverage	$69,639	9.43%	4.0%	5.0%
Tier 1 Risk-Based	$69,639	14.29%	4.0%	6.0%
Total Risk-Based	$75,816	15.55%	8.0%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2010, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2010.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party to various legal proceedings arising in the ordinary course of business, which we do not believe to be material to our business, financial condition or liquidity.

ITEM 1A. – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results and the following information.

Increased Regulation could Adversely Affect Us

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  The Act enacts sweeping reforms to the U.S. financial regulatory system and will likely have a significant impact on financial services companies, including the Company.  While many of the specific provisions of the Act still require implementation by various federal banking agencies and will not be immediately effective, it is expected that the Act will increase our cost of doing business in various ways, as will be the case for other insured depository institutions, and increase the regulatory complexity of our business.  Some of the general provisions of the Act which we expect could have a direct impact on our business include the following:

•	Creation of a federal consumer protection agency;

•	Revisions to the federal deposit insurance program which could increase our insurance premiums;

•	Changing the capital requirements of bank holding companies and banks;

•	Allowing the payment of interest on business checking accounts; and

•	Additional regulation of interchange fees on debit card transactions.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At June 30, 2010, approximately [73]% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.

Governor Schwarzenegger declared a fiscal emergency on January 8, 2010, calling the State legislature into special session to begin taking action on the State’s $19.1 billion reported deficit. The State of California began its fiscal year on July 1, 2010 with the State legislature having failed to pass a budget to address the deficit. If an agreement is not reached soon, the State’s financial situation would likely worsen, the State’s credit ratings could further deteriorate and it may have to issue IOUs, halt infrastructure projects and reduce state worker pay, among other measures.  The revised budget plan proposed by Governor Schwarzenegger for the 2010-2011 fiscal year includes $12.4 billion in spending cuts to services and program eliminations, including to healthcare and social services programs. All three of the proposed budget plans before the State legislature assume that California will receive $3.4 billion in federal assistance. However, there have been no assurances from the federal government that such funds will be furnished to California. If such funds are not awarded, California may be forced to further cut state services or raise taxes or fees.

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

ITEM 6.   – EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Bylaws of First Northern Community Bancorp (the “Company”), incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 17, 2010.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 11, 2010	By:	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)