Form 10-Q
period 2010-11-12
FIRST NORTHERN COMMUNITY BANCORP
filed 2010-11-12
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares of Common Stock outstanding as of November 12, 2010 was 9,065,416.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

Page
PART I – Financial Information
ITEM I    – Financial Statements (unaudited) ...3
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
SIGNATURES

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share amounts)	2010	2009
	(unaudited)
Assets

Cash and due from banks	$132,029	$147,076
Investment securities – available-for-sale	94,567	75,868
Loans, net of allowance for loan losses of $12,404 at September 30, 2010
and $11,916 at December 31, 2009	451,163	474,378
Loans held-for-sale	4,092	1,640
Stock in Federal Home Loan Bank and other equity securities, at cost	2,822	2,506
Premises and equipment, net	6,892	7,397
Other Real Estate Owned	2,578	3,518
Accrued interest receivable and other assets	33,107	35,242

Total Assets	$727,250	$747,625

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$175,958	$179,684
Interest-bearing transaction deposits	141,099	133,224
Savings and MMDA's	197,116	186,456
Time, under $100,000	42,201	55,013
Time, $100,000 and over	74,395	97,049
Total deposits	630,769	651,426

FHLB Advances and other borrowings	9,935	11,813
Accrued interest payable and other liabilities	6,626	6,293

Total liabilities	647,330	669,532

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; 17,390 shares issued and
outstanding at September 30, 2010 and December 31, 2009	16,913	16,822
Common stock, no par value; 16,000,000 shares authorized;
9,065,416 shares issued and outstanding at September 30, 2010 and
9,055,137 shares issued and outstanding at December 31, 2009	62,658	62,457
Additional paid in capital	977	977
Accumulated deficit	(1,100)	(2,074)
Accumulated other comprehensive income/(loss), net	472	(89)
Total stockholders’ equity	79,920	78,093

Total Liabilities and Stockholders’ Equity	$727,250	$747,625

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(in thousands, except per share amounts)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest and Dividend Income:
Loans	$6,892	$7,545	$20,454	$23,315
Federal funds sold	—	19	—	58
Due from banks interest bearing accounts	102	28	284	88
Investment securities
Taxable	465	353	1,247	820
Non-taxable	127	247	568	765
Other earning assets	—	4	3	10
Total interest and dividend income	7,586	8,196	22,556	25,056
Interest Expense:
Deposits	734	1,155	2,600	3,288
Other borrowings	92	109	307	390
Total interest expense	826	1,264	2,907	3,678
Net interest income	6,760	6,932	19,649	21,378
Provision for loan losses	990	1,661	3,303	3,928
Net interest income after provision for loan losses	5,770	5,271	16,346	17,450
Other operating income:
Service charges on deposit accounts	861	909	2,528	2,653
Gains on other real estate owned	2	—	46	4
Gains on sales of loans held-for-sale	329	146	625	720
Investment and brokerage services income	237	334	728	657
Mortgage brokerage income	25	22	35	65
Loan servicing (expense) income	(12)	350	367	709
Fiduciary activities income	75	60	217	216
ATM fees	74	60	208	182
Signature based transaction fees	209	175	583	478
Gains on sales of available-for-sale securities	—	4	353	268
Other income	185	192	627	507
Total other operating income	1,985	2,252	6,317	6,459
Other operating expenses:
Salaries and employee benefits	3,636	3,817	11,194	11,471
Occupancy and equipment	786	950	2,444	2,888
Data processing	461	458	1,317	1,347
Stationery and supplies	59	74	217	293
Advertising	128	154	404	467
Directors’ fees	51	55	157	158
Other real estate owned expense and write-downs	328	135	772	1,464
Other expense	1,557	1,518	4,841	4,859
Total other operating expenses	7,006	7,161	21,346	22,947
Income before benefit for income taxes	749	362	1,317	962
Benefit for income taxes	(8)	(169)	(400)	(598)

Net income	$757	$531	$1,717	$1,560

Preferred stock dividends and accretion	$(248)	$(249)	$(743)	$(544)
Net income available to common shareholders	$509	$282	$974	$1,016

Basic income per share	$0.06	$0.03	$0.11	$0.11
Diluted income per share	$0.06	$0.03	$0.11	$0.11

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share amounts)

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Comprehensive	Paid-in	(Accumulated	Comprehensive
	Shares	Amounts	Shares	Amounts	Income	Capital	Deficit)	Income (Loss)	Total

Balance at December 31, 2009	17,390	$16,822	9,055,137	$62,457		$977	$(2,074)	$(89)	$78,093

Comprehensive income:

Net income					$1,717		1,717		1,717

Other comprehensive income, net of tax:

Unrealized holding gains on securities arising during the current period, net of tax effect of $515					773
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $141					(212)
Total other comprehensive income, net of tax effect of $374					561			561	561

Comprehensive income					$2,278

Dividend on preferred stock							(652)		(652)
Discount accretion on preferred stock		91					(91)		—
Stock-based compensation and related tax benefits				201					201
Common shares issued, stock options exercised, net of swapped shares			10,279

Balance at September 30, 2010	17,390	$16,913	9,065,416	$62,658		$977	$(1,100)	$472	$79,920

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash Flows From Operating Activities
Net Income	$1,717	$1,560
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	598	716
Provision for loan losses	3,303	3,928
Stock plan accruals	201	279
Tax benefit for stock options	—	10
Gains on sales of available-for-sale securities	(353)	(268)
Gains on sales of other real estate owned	(46)	(4)
Write-downs on other real estate owned	618	1,158
Gains on sales of loans held-for-sale	(625)	(720)
Proceeds from sales of loans held-for-sale	39,724	86,604
Originations of loans held-for-sale	(41,551)	(86,911)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	1,761	(783)
Increase in accrued interest payable and other liabilities	333	629
Net cash provided by operating activities	5,680	6,198

Cash Flows From Investing Activities
Net increase in investment securities	(17,411)	(43,714)
Net decrease in loans	18,345	28,437
Net increase in other interest earning assets	(316)	(195)
Proceeds from the sale of other real estate owned	1,935	679
Purchases of premises and equipment, net	(93)	(481)
Net cash provided by (used) in investing activities	2,460	(15,274)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(20,657)	45,474
Proceeds from issuance of preferred stock	—	16,726
Proceeds from issuance of common stock warrants	—	664
Net decrease in FHLB advances and other borrowings	(1,878)	(6,383)
Cash dividends paid on preferred stock	(652)	(478)
Cash dividends paid	—	(5)
Tax benefit for stock options	—	(10)
Net cash (used) in provided by financing activities	(23,187)	55,988

Net (Decrease) Increase in Cash and Cash Equivalents	(15,047)	46,912
Cash and Cash Equivalents, beginning of period	147,076	66,010
Cash and Cash Equivalents, end of period	$132,029	$112,922

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,022	$3,692
Income Taxes	$154	$481

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividend payable and accretion	$202	$543
Transfer of loans held-for-investment to other real estate owned	$1,627	$2,213
Stock dividend distributed	—	$2,249
Unrealized holding gains (losses) on available for sale securities, net of taxes	$561	$678

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009 and December 31, 2009

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

Changes in the allowance for loan losses during the nine month periods ended September 30, 2010 and 2009 and for the year ended December 31, 2009 were as follows:
	(in thousands)

	Nine months ended September 30,		Year ended December 31,
	2010	2009	2009
Balance, beginning of period	$11,916	$14,435	$14,435
Provision for loan losses	3,303	3,928	10,489
Loan charge-offs	(3,843)	(5,079)	(14,293)
Loan recoveries	1,028	895	1,285
Balance, end of period	$12,404	$14,179	$11,916

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due.  Non-performing impaired loans totaled approximately $12,889 and $17,614 at September 30, 2010 and December 31, 2009, respectively, and had related valuation allowances of approximately $671 and $130 at September 30, 2010 and December 31, 2009, respectively.  The average outstanding balance of non-performing impaired loans was approximately $15,350 and $15,064 for the periods ended September 30, 2010 and December 31, 2009, respectively.  Performing impaired loans are restructured loans in compliance with modified terms and totaled $8,397 and $9,984 at September 30, 2010 and December 31, 2009, respectively, and had related valuation allowances of approximately $1,011 and $707 at September 30, 2010 and December 31, 2009, respectively.  The average outstanding balance of performing impaired loans was approximately $7,479 and $6,216 for the periods ended September 30, 2010 and December 31, 2009, respectively.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2010 for cash proceeds equal to the fair value of the loans.

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

At September 30, 2010, the Company had $4,092,000 of mortgage loans held-for-sale.  At September 30, 2010 and December 31, 2009, the Company serviced real estate mortgage loans for others of $202,355,000 and $189,025,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2010 and December 31, 2009.

	(in thousands)
	December 31, 2009	Additions	Reductions	September 30, 2010

Mortgage servicing rights	$1,550	$312	$285	$1,577
Valuation allowance	(277)	(32)	—	(309)
Mortgage servicing rights, net of valuation allowance	$1,273	$280	$285	$1,268

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2010 and 2009.

(in thousands, except share and earnings)
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income	$757	$531	$1,717	$1,560
Preferred stock dividend and accretion	$(248)	$(249)	$(743)	$(544)
Net income available to common shareholders	$509	$282	$974	$1,016

Weighted average common shares outstanding	9,019,320	8,973,645	9,016,214	8,968,860
Basic EPS	$0.06	$0.03	$0.11	$0.11

Diluted earnings per share:
Net income	$757	$531	$1,717	$1,560
Preferred stock dividend and accretion	$(248)	$(249)	$(743)	$(544)
Net income available to common shareholders	$509	$282	$974	$1,016

Weighted average common shares outstanding	9,019,320	8,973,645	9,016,214	8,968,860

Effect of dilutive options	441	5,605	1,730	25,470

Adjusted weighted average common shares outstanding	9,019,761	8,979,250	9,017,944	8,994,330
Diluted EPS	$0.06	$0.03	$0.11	$0.11

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 507,109 shares and 424,954 shares for the three months ended September 30, 2010 and 2009 respectively.  In addition, warrants for 352,977 shares issued to the U.S. Treasury were not used in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 499,492 shares and 424,954 shares for the nine months ended September 30, 2010 and 2009 respectively.  In addition, warrants for 352,977 shares issued to the U.S. Treasury were not used in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

5.    STOCK PLANS
       The following table presents the activity related to stock options for the three months ended September 30, 2010.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	525,187	$11.13

Granted	—	—

Expired	(17,240)	$13.11

Cancelled / Forfeited	—	—

Exercised	—	—	—

Options outstanding at End of Period	507,947	$11.07	$0	3.58

Exercisable (vested) at End of Period	468,755	$11.17	$0	3.19

The following table presents the activity related to stock options for the nine months ended September 30, 2010.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	514,807	$11.27

Granted	17,500	4.25

Expired	(24,360)	10.41

Cancelled / Forfeited	—	—

Exercised	—	—	—

Options outstanding at End of Period	507,947	$11.07	$0	3.58

Exercisable (vested) at End of Period	468,755	$11.17	$0	3.19

The weighted average fair value of options granted during the nine-month period ended September 30, 2010 was $1.89 per share.

As of September 30, 2010, there was $68,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.13 years.

There was $65,000 of recognized compensation cost related to non-vested stock options for the nine months ended September 30, 2010.

A summary of the weighted average assumptions used in valuing stock options during the three months and nine months ended September 30, 2010 is presented below.

	Three Months Ended	Nine months Ended
	September 30, 2010*	September 30, 2010
Risk Free Interest Rate	—	2.44%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	48.12%
    * There were no stock options or restricted stock granted during the three-month period ended September 30, 2010.

The following table presents the activity related to restricted stock for the three months ended September 30, 2010.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	44,378	$10.75

Granted	—	—

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—	—

Options outstanding at End of Period	44,378	$10.75	$177,512	7.96

The following table presents the activity related to restricted stock for the nine months ended September 30, 2010.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	35,817	$13.20

Granted	12,050	$4.25

Cancelled / Forfeited	(1,771)	$8.91

Exercised/Released/Vested	(1,718)	$17.97	$9,277

Options outstanding at End of Period	44,378	$10.75	$177,512	7.96

The weighted average fair value of options granted during the nine-month period ended September 30, 2010 was $4.25 per share.

As of September 30, 2010, there was $162,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.02 years.

There was $95,000 of recognized compensation cost related to non-vested stock options for the nine months ended September 30, 2010.

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

As of September 30, 2010, there was $15,200 of unrecognized compensation cost related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $45,700 of recognized compensation cost related to ESPP grants for the nine-month period ended September 30, 2010.

The weighted average fair value at grant date during the nine-month period ended September 30, 2010 was $1.44.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months and nine months ended September 30, 2010 is presented below.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Risk Free Interest Rate	0.29%	0.29%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	30.00%	30.00%

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

	Three months ended September 30,
	2010	2009
Components of Net Periodic Benefit Cost
Service Cost	$27,725	$3,990
Interest Cost	30,551	26,418
Amortization of Plan Gain	(3,748)	(8,179)
Amortization of prior service cost	21,821	21,821
Net periodic benefit cost	$76,349	$44,050

The Company estimates that the annual net periodic benefit cost will be $305,398 for the year ended December 31, 2010.  This compares to an annual net periodic benefit cost of $238,312 for the year ended December 31, 2009.

Estimated Contributions for Fiscal 2010

For unfunded plans, contributions to the Executive Salary Continuation Plan are the benefit payments made to participants.  The Company is expected to make benefit payments of $54,144 in connection with the Executive Salary Continuation Plan during fiscal 2010.

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

	Three months ended September 30,
	2010	2009
Components of Net Periodic Benefit Cost
Service Cost	$8,836	$11,088
Interest Cost	8,267	7,920
Net periodic benefit cost	$17,103	$19,008

The Company estimates that the annual net periodic benefit cost will be $68,950 for the year ended December 31, 2010.  This compares to annual net periodic benefit costs of $76,034 for the year ended December 31, 2009.

Estimated Contributions for Fiscal 2010

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants.  The Company is expected to make benefit payments of $15,000 to the Directors’ Retirement Plan during fiscal 2010.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At September 30, 2010 there were no loans held-for-sale that required a write-down.

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

 At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010.
	(in thousands)
September 30, 2010	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$301	$301	$—	$—
Securities of U.S. government
agencies and corporations	30,280	30,280	—	—
Obligations of states and
political subdivisions	20,315	—	20,315	—
Mortgage-backed securities	43,671	—	43,671	—

Total investments at fair value	$94,567	$30,581	$63,986	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.
	(in thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$253	$253	$—	$—
Securities of U.S. government
agencies and corporations	4,335	4,335	—	—
Obligations of states and
political subdivisions	23,416	—	23,416	—
Mortgage-backed securities	47,864	—	47,864	—

Total investments at fair value	$75,868	$4,588	$71,280	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2010.
	(in thousands)
September 30, 2010	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$3,576	$—	$—	$3,576	$(928)
Other real estate owned	2,223	—	—	2,223	(618)
Loan servicing rights	1,268	—	—	1,268	(32)

Total assets at fair value	$7,067	$—	$—	$7,067	$(1,578)

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2009.
	(in thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$9,207	$—	$—	$9,207	$(6,422)
Other real estate owned	3,518	—	—	3,518	(1,208)
Loan servicing rights	1,273	—	—	1,273	(192)

Total assets at fair value	$13,998	$—	$—	$13,998	$(7,822)

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

The estimated fair values of the Company’s financial instruments for the period ended September 30, 2010 and December 31, 2009 are approximately as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$132,029	$132,029	$147,076	$147,076
Investment securities	94,567	94,567	75,868	75,868
Other equity securities	2,822	2,822	2,506	2,506
Loans:
Net loans	451,163	452,450	474,378	476,485
Loans held-for-sale	4,092	4,159	1,640	1,652
Financial liabilities:
Deposits	630,769	617,168	651,426	632,322
FHLB advances and other borrowings	9,935	10,191	11,813	12,260

	September 30, 2010		December 31, 2009
(in thousands)	Contract amount	Fair value	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$152,506	$1,144	$191,589	$1,437
Standby letters of credit	1,399	14	3,572	36

11.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at September 30, 2010 are summarized as follows.

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated market value

Investment securities available-for-sale:
U.S. Treasury securities	$300	$1	$—	$301
Securities of U.S. government agencies and corporations	30,129	156	(5)	30,280
Obligations of states and political subdivisions	19,749	598	(32)	20,315
Mortgage-backed securities	43,303	501	(133)	43,671

Total debt securities	$93,481	$1,256	$(170)	$94,567

The amortized cost, unrealized gains and losses and estimated market values of investments in debt and other securities at December 31, 2009 are summarized as follows.

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

Gross realized gains from sales of available-for-sale securities were $362,000 for the nine months ended September 30, 2010 and $268,000 for the nine months ended September 30, 2009.  Gross realized losses from sales of available-for-sale securities were $9,000 for the nine months ended September 30, 2010 and $0 for the nine months ended September 30, 2009.

The amortized cost and estimated market value of debt and other securities at September 30, 2010, by contractual maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated market value

Due in one year or less	$23,950	$24,080
Due after one year through five years	45,710	46,174
Due after five years through ten years	10,501	10,638
Due after ten years	13,320	13,675

	$93,481	$94,567

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities totaling $41,514,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2010, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$5,064	$(5)	$—	$—	$5,064	$(5)

Obligations of states and political subdivisions	1,427	(14)	875	(18)	2,302	(32)

Mortgage-backed securities	13,924	(133)	—	—	13,924	(133)

Total	$20,415	$(152)	$875	$(18)	$21,290	$(170)

No decline in value was considered “other-than-temporary” during 2010.  Twenty securities that had a fair market value of $20,415,000 and a total unrealized loss of $152,000 have been in an unrealized loss position for less than twelve months as of September 30, 2010.  In addition, two securities with a fair market value of $875,000 and a total unrealized loss of $18,000 have been in an unrealized loss position for more than twelve months as of September 30, 2010.  As the Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, these investments are not considered other-than-temporarily impaired.

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

No decline in value was considered “other-than-temporary” during 2009.  Thirty-five securities that had a fair market value of $25,246,000 and a total unrealized loss of $258,000 have been in an unrealized loss position for less than twelve months as of December 31, 2009.  In addition, three securities with a fair market value of $951,000 and a total unrealized loss of $112,000 that have been in an unrealized loss position for more than twelve months as of December 31, 2009.  As the Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, these investments are not considered other-than-temporarily impaired.

Investment securities carried at $31,498,000 and $29,194,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

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

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal actions

•	Our regulatory capital requirements

•	We do not anticipate paying a cash dividend in the foreseeable future

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates and our underwriting standards

•	Recent decreases in deposits and increases in time deposits, interest-bearing transaction deposits and savings and money market accounts

•	The Company believes that the Bank’s deposit base does not involve any undue concentration levels from one or a few major depositors

•	Our intent to sell, and the likelihood that we would be required to sell, various investment securities

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected benefit payments and expenses under our compensation and benefit plans

•	Expected rates of return, yields and projected results

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

Significant results and developments during the third quarter and year-to-date 2010 include:

    • On November 10, 2010, the Company announced that Owen J. Onsum will retire as the Company’s President and Chief Executive Officer, effective at the end of the fourth quarter of 2010, and Louise A. Walker, the Company’s Senior Executive Vice President and Chief Financial Officer will be promoted to President and Chief Executive Officer at that time.  See “Subsequent Events” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

    • Net income of $1.72 million for the nine months ended September 30, 2010, up 10.3% from the $1.56 million for the same fiscal period last year.

    • Diluted income per share for the nine month periods ended September 30, 2010 and September 30, 2009 was $0.11 (per share data has been adjusted for stock dividends).

    • Net interest income decreased in the nine months ended September 30, 2010 by $1.7 million, or 8.1%, to $19.6 million from $21.4 million in the same period last year.  The decrease in net interest income was primarily attributable to a decrease in interest yields, which was partially offset by a decrease in interest costs.  Net interest margin decreased from 4.61% for the nine-month period ending September 30, 2009 to 3.82% for the same period ending September 30, 2010.

    • Provision for loan losses of $3.3 million for the nine-month period ended September 30, 2010 compared to a provision for loan losses of $3.9 million for the same period in 2009.

    • Total assets at September 30, 2010 were $727.3 million, a decrease of $2.7 million, or 0.4%, from levels at September 30, 2009.

    • Total net loans at September 30, 2010 (including loans held-for-sale) decreased $30.3 million, or 6.2%, to $455.3 million compared to September 30, 2009.

    • Total investment securities at September 30, 2010 increased $7.4 million, or 8.5%, to $94.6 million compared to September 30, 2009.

    • Total deposits of $630.8 million at September 30, 2010, represented an increase of $0.6 million, or 0.1%, compared to September 30, 2009.

    • Net income for the quarter of $0.76 million, up 43.4% from the $0.53 million earned in the third quarter of 2009.

    • Diluted earnings per share for the quarter of $0.06 compared to $0.03 per diluted share earned a year ago.

SUMMARY

The Company recorded net income of $1,717,000 for the nine-month period ended September 30, 2010, representing an increase of $157,000 from net income of $1,560,000 for the same period in 2009.

The following table presents a summary of the results for the three-month and nine-month periods ended September 30, 2010 and 2009.

	(in thousands, except per share amounts and ratios)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

For the Period:

Net Income	$757	$531	$1,717	$1,560

Basic Earnings Per Common Share*	$0.06	$0.03	$0.11	$0.11

Diluted Earnings Per Common Share*	$0.06	$0.03	$0.11	$0.11

At Period End:

Total Assets	$727,250	$729,956	$727,250	$729,956

Total Loans, Net (including loans held-for-sale)	$455,255	$485,609	$455,255	$485,609

Total Investment Securities	$94,567	$87,218	$94,567	$87,218

Total Deposits	$630,769	$630,192	$630,769	$630,192

Loan-To-Deposit Ratio	72.17%	77.1%	72.17%	77.1%

*Adjusted for stock dividends

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	September 30, 2010			September 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$456,572	$6,892	5.99%	$492,919	$7,545	6.07%
Federal funds sold	—	—	—	58,661	19	0.13%
Interest bearing due from banks	135,469	102	0.30%	12,553	28	0.88%
Investment securities, taxable	75,375	465	2.45%	45,868	353	3.05%
Investment securities, non-taxable (2)	12,181	127	4.14%	23,454	247	4.18%
Other interest earning assets	2,823	—	0.00%	2,506	4	0.63%
Total interest-earning assets	682,420	7,586	4.41%	635,961	8,196	5.11%
Non-interest-earning assets:
Cash and due from banks	15,398			41,966
Premises and equipment, net	6,952			7,504
Other real estate owned	2,406			2,934
Accrued interest receivable and other assets	33,506			29,170
Total average assets	740,682			717,535

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	143,949	95	0.26%	126,346	146	0.46%
Savings and MMDA’s	197,448	273	0.55%	173,148	353	0.81%
Time, under $100,000	45,799	103	0.89%	57,472	218	1.50%
Time, $100,000 and over	78,234	263	1.33%	93,817	438	1.85%
FHLB advances and other borrowings	10,229	92	3.57%	11,770	109	3.67%
Total interest-bearing liabilities	475,659	826	0.69%	462,553	1,264	1.08%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	179,838			169,037
Accrued interest payable and other liabilities	6,337			6,556
Total liabilities	661,834			638,146
Total stockholders’ equity	78,848			79,389
Total average liabilities and stockholders’ equity	$70,682			$717,535
Net interest income and net interest margin (3)		$6,760	3.93%		$6,932	4.32%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $265 and $308 for the three months ended September 30, 2010 and 2009, resepectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended			Nine months ended
	September 30, 2010			September 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$457,663	$20,454	5.98%	$494,117	$23,315	6.31%
Federal funds sold	—	—	—	61,392	58	0.13%
Interest bearing due from banks	139,980	284	0.27%	5,897	88	2.00%
Investment securities, taxable	69,026	1,247	2.42%	31,368	820	3.50%
Investment securities, non-taxable (2)	18,198	568	4.17%	24,256	765	4.22%
Other interest earning assets	2,686	3	0.15%	2,422	10	0.55%
Total interest-earning assets	687,553	22,556	4.39%	619,452	25,056	5.41%
Non-interest-earning assets:
Cash and due from banks	14,503			40,442
Premises and equipment, net	7,131			7,849
Other real estate owned	3,161			3,567
Accrued interest receivable and other assets	33,836			27,639
Total average assets	746,184			698,949

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	139,614	307	0.29%	126,460	478	0.51%
Savings and MMDA’s	195,319	918	0.63%	166,706	943	0.76%
Time, under $100,000	49,806	395	1.06%	57,395	668	1.56%
Time, $100,000 and over	86,886	980	1.51%	83,032	1,199	1.93%
FHLB advances and other borrowings	11,283	307	3.64%	14,244	390	3.66%
Total interest-bearing liabilities	482,908	2,907	0.80%	447,837	3,678	1.10%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	179,049			171,187
Accrued interest payable and other liabilities	6,194			6,185
Total liabilities	668,151			625,209
Total stockholders’ equity	78,033			73,740
Total average liabilities and stockholders’ equity	$746,184			$698,949
Net interest income and net interest margin (3)		$19,649	3.82%		$21,378	4.61%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-aacured interest thereon is excluded.  Loan interest income includes loan fees of approximately $715 and $1,365 for the nine months ended September 30, 2010 and 2009, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $15,047,000 decrease in cash and due from banks, a $18,699,000 increase in investment securities available-for-sale, a $23,215,000 decrease in net loans held-for-investment, a $2,452,000 increase in loans held-for-sale, a $940,000 decrease in other real estate owned and a $2,135,000 decrease in accrued interest receivable and other assets from December 31, 2009 to September 30, 2010.  The decrease in cash and due from banks was primarily due to a decrease in interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of agency bonds and was slightly offset by sales of mortgage-backed securities and municipal securities.  Management evaluated the unrealized loss associated with the investment securities available-for-sale and no decline was considered “other than temporary” at September 30, 2010.  As the Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, these investments are not considered other-than-temporarily impaired.  The decrease in loans held-for-investment was due to decreases in the following loan categories: commercial and industrial; agricultural; equipment; financed equipment leases; true equipment leases; consumer; real estate; real estate commercial and construction; and real estate SBA (Small Business Administration), which were partially offset by increases in home equity loans.  The increase in loans held-for-sale was in real estate loans and was due, primarily, to an increase in net origination of loans.  The Company originated approximately $42,176,000 in residential mortgage loans during the first nine months of 2010, which was offset by approximately $39,724,000 in loan sales during this period.  The decrease in other real estate owned was due to sales of OREO properties, which was slightly offset by additions of OREO property.  The decrease in accrued interest receivable and other assets was mainly due to decreases in housing tax credits, accrued income taxes receivable, unamortized cost on loans, prepaid expenses, mortgage servicing asset, accrued income on loans, accrued income on securities and suspense items, which was partially offset by an increase in cash surrender value of bank owned life insurance.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $20,657,000 at September 30, 2010 compared to December 31, 2009.  The decrease in deposits was due to decreases in demand and time deposits, which was partially offset by increases in interest-bearing transaction deposits, savings and money market accounts.  The decrease in demand deposit accounts is due in large part to the impact of the slowing real estate activity in the communities served by the Company.  Since the peak in the real estate market, deposits in the real estate related business accounts have shown consistent reduction in average and end of period balances while the number of customers has remained stable.  The decrease in time deposits and increase in savings and money market accounts are primarily due to maturities of time deposits and transfers of those funds to savings and money market accounts.

Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $1,878,000 for the nine months ended September 30, 2010 compared to the year ended December 31, 2009, primarily due to maturing FHLB advances.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the twelve-month period ended September 30, 2010.

Interest income on loans for the nine-month period ended September 30, 2010 was down 12.3% from the same period in 2009, decreasing from $23,315,000 to $20,454,000 and was down 8.7% for the three-month period ended September 30, 2010 over the same period in 2009, from $7,545,000 to $6,892,000.  The decrease in interest income on loans for the nine-month period ended as compared to the same period a year ago was primarily due to a 33 basis point decrease in loan yields combined with a decrease in average loans.  The decrease for the three-month period ended September 30, 2010 as compared to the same period a year ago was primarily due to a 8 basis point decrease in loan yields combined with a decrease in average loans.

Interest income on investment securities available-for-sale for the nine-month period ended September 30, 2010 was up 14.5% from the same period in 2009, increasing from $1,585,000 to $1,815,000 and was down 1.3% for the three-month period ended September 30, 2010 over the same period in 2009, from $600,000 to $592,000.  The increase in interest income on investment securities for the nine-month period ended September 30, 2010 as compared to the same period a year ago was primarily due to an increase in average investment securities partially offset by a 103 basis point decrease in investment securities yields.  The decrease for the three-month period ended September 30, 2010 as compared to the same period a year ago was primarily due to a 75 basis point decrease in investment securities yields, partially offset by an increase in average investment securities.

Interest income on Federal Funds sold for the nine-month period ended September 30, 2010 was down 100.0% from the same period in 2009, decreasing from $58,000 to $0 and was down 100% for the three-month period ended September 30, 2010 over the same period in 2009, from $19,000 to $0.  The Company had no Federal Funds sold balances during the three-month and nine-month periods ended September 30, 2010.

Interest income on interest-bearing due from banks for the nine-month period ended September 30, 2010 was up 222.7% from the same period in 2009, increasing from $88,000 to $284,000 and was up 264.3% for the three-month period ended September 30, 2010 over the same period in 2009, from $28,000 to $102,000.  The increase in interest income on interest-bearing due from banks for the nine-month period ended September 30, 2010 as compared to the same period a year ago was primarily due to an increase in average interest-bearing due from banks partially offset by a 173 basis point decrease in interest-bearing due from banks yields.  The increase for the three-month period ended September 30, 2010 as compared to the same period a year ago was primarily due to an increase in average interest-bearing due from banks, which was partially offset by a 58 basis point decrease in interest-bearing due from banks yield.

Interest Expense

The decrease in general market interest rates decreased the Company’s cost of funds in the first nine months of 2010 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2010 was down 21.0% from the same period in 2009, decreasing from $3,678,000 to $2,907,000 and was down 34.7% for the three-month period ended September 30, 2010 over the same period in 2009 from $1,264,000 to $826,000.  The decrease in interest expense during the nine-month period ended September 30, 2010 was primarily due to a 30 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in interest expense during the three-month period ended September 30, 2010 was primarily due to a 39 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.

Provision for Loan Losses

There was a provision for loan losses of $3,303,000 for the nine-month period ended September 30, 2010 compared to a provision for loan losses of $3,928,000 for the same period in 2009.  The allowance for loan losses was approximately $12,404,000, or 2.67% of total loans, at September 30, 2010 compared to $11,916,000, or 2.45% of total loans, at December 31, 2009.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

There was a provision for loan losses of $990,000 for the three-month period ended September 30, 2010 compared to a $1,661,000 provision for the same period in 2009.

The decrease in the provision for loan losses during the three-month and nine-month periods in 2010 were primarily due to stabilization in collateral values and repayment abilities of some of the Bank’s customers combined with decreased loan volumes.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009.

The provision for unfunded lending commitment losses would be included in non-interest expense.

Other Operating Income

Other operating income was down 2.2% for the nine-month period ended September 30, 2010 from the same period in 2009, decreasing from $6,459,000 to $6,317,000.

This decrease was primarily due to decreases in service charges on deposit accounts, gains on sales of loans held-for-sale, mortgage brokerage income, and loan servicing income, which was partially offset by increases in gains on sales of other real estate owned, investment and brokerage services income, fiduciary activities income, ATM fees, signature based transaction fees, gains on sales of available for sale securities, and other miscellaneous income. The decrease in service charges on deposit accounts was primarily due to decreases in service charges on checking accounts, partially offset by increases in analysis service charges and decreases in waived fees.  The decrease in gains on sales of loans held-for-sale was the result of decreased residential mortgage activity.  The decrease in mortgage brokerage income was due to a decrease in the demand for those services.  The decrease in loan servicing income was the result of decreased residential mortgage activity and valuation of mortgage servicing asset.  The increase in gains on sales of other real estate owned was due to an increased number of properties sold during the first three quarters of 2010, compared to the first three quarters of 2009.  The increase in investment brokerage services income and fiduciary activities income were due to an increase in the demand for those services.  The increase in ATM fees and signature based transaction fees was primarily due to an increase in the volume of transactions.  The increase in gains on sales of available-for-sale securities was primarily due to an increased number of securities sold during the first three quarters of 2010, compared to the first three quarters of 2009.  The increase in other miscellaneous income was primarily due to increases in standby letter of credit fees, check sales fees, gain on sale of equipment, and rental income on other real estate owned properties, which was partially offset by decreases in deferred compensation insurance earnings.

Other operating income was down 11.9% for the three-month period ended September 30, 2010 from the same period in 2009, decreasing from $2,252,000 to $1,985,000.

This decrease was primarily due to decreases in service charges on deposit accounts, investment and brokerage services income, loan servicing income, gains on sales of available-for-sale securities, and other miscellaneous income, which was partially offset by increases in gains on sales of other real estate owned, gains on sales of loans held-for-sale, mortgage brokerage income, fiduciary activities income, ATM fees, and signature based transaction fees.  The decrease in service charges on deposit accounts was primarily due to decreases in service charges on checking accounts, partially offset by increases in analysis service charges and decreases in waived fees.  The decrease in investment and brokerage services income was due to a decrease in the demand for those services.  The decrease in loan servicing income was the result of decreased residential mortgage activity and increased mortgage servicing impairment expense.  The decrease in gains on sales of available-for-sale securities was primarily due to an increased number of securities sold in the third quarter of 2010, compared to the third quarter of 2009.  The decrease in other miscellaneous income was primarily due to decreases in standby letter of credit fees and deferred compensation insurance earnings, which was partially offset by increases in check sales fees and bankcard and merchant fees.  The increase in gains on sales of other real estate owned was due to an increased number of properties sold during the third quarter of 2010, compared to the third quarter of 2009.  The increase in gains on sales of loans held-for-sale was the result of increased residential mortgage activity.  The increase in mortgage brokerage income and fiduciary income was due to an increase in the demand for those services.  The increase in ATM fees and signature based transaction fees was primarily due to an increase in the volume of transactions.

Other Operating Expenses

Total other operating expenses was down 7.0% for the nine-month period ended September 30, 2010 from the same period in 2009, decreasing from $22,947,000 to $21,346,000.

The decrease was primarily due to decreases in salaries and benefits, occupancy and equipment expense, data processing expense, other real estate owned expense, stationary and supplies, advertising, and other miscellaneous operating expense.  The decrease in salaries and benefits was primarily due to decreases in regular salaries, commissions, stock compensation, group insurance, payroll taxes, and welfare and recreation, which was partially offset by loan origination costs, profit sharing retirement, worker’s compensation insurance, and retirement compensation expense.  The decrease in occupancy and equipment was primarily due to decreases in rent expense, depreciation on furniture and equipment and computer hardware, equipment maintenance, service contracts, equipment rental, and property taxes, which was partially offset by increases in building maintenance, utilities, and hazard and liability insurance.  The decrease in data processing was primarily due to a reduction in contract pricing, which was partially offset by an increase in general data processing costs.  The decrease in other real estate owned expense was due to lower write-downs and maintenance expenses related to OREO properties.  The decrease in stationary and supplies was primarily due to a reduction in the use of stationary and supplies.  The decrease in other miscellaneous operating expense was primarily due to decreases in FDIC assessments, accounting and audit fees, and loan origination expense, which was partially offset by increases in sundry losses and loan collection expense.  The decrease in FDIC assessments was primarily due to the FDIC Special Assessment imposed on all insured banks during the prior period ended September 30, 2009.

Total other operating expenses was down 2.2% for the three-month period ended September 30, 2010 from the same period in 2009, decreasing from $7,161,000 to $7,006,000.

The decrease was primarily due to decreases in salaries and benefits, occupancy and equipment expense, stationary and supplies, advertising, which was partially offset by an increase in other real estate owned expense and other miscellaneous expense.  The decrease in salaries and benefits was primarily due to decreases in regular salaries, commissions, stock compensation, group insurance, and payroll taxes, which was partially offset by loan origination costs, profit sharing retirement, worker’s compensation insurance, and retirement compensation expense.  The decrease in occupancy and equipment was primarily due to decreases in rent expense, depreciation on furniture and equipment and computer hardware, service contracts, equipment rental, and property taxes, which was partially offset by increases in building maintenance, equipment maintenance, utilities, and hazard and liability insurance.  The decrease in stationary and supplies was primarily due to a reduction in the use of stationary and supplies.  The increase in other real estate owned expense was due to higher write-downs and maintenance expenses related to OREO properties.  The increase in other miscellaneous expense was primarily due to increases in sundry losses, loan collection expense, and loan origination expense, which was partially offset by decreases in FDIC assessments and accounting and audit fees.  The decrease in FDIC assessments was primarily due to the FDIC Special Assessment imposed on all insured banks during the prior period ended September 30, 2009.

The following table sets forth other miscellaneous operating expenses by category for the three-month and nine-month periods ended September 30, 2010 and 2009.

	(in thousands)

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Other miscellaneous operating expenses
FDIC assessments	$274	$336	$847	$1,089
Contributions	22	41	72	80
Legal fees	81	52	280	237
Accounting and audit fees	62	140	194	379
Consulting fees	63	44	194	165
Postage expense	80	83	274	271
Telephone expense	48	63	161	212
Public relations	46	50	123	158
Training expense	22	23	65	68
Loan origination expense	245	168	392	635
Computer software depreciation	34	55	124	161
Sundry losses	81	33	431	158
Loan collection expense	158	86	690	291
Other miscellaneous expense	341	344	994	955

Total other miscellaneous operating expenses	$1,557	$1,518	$4,841	$4,859

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the nine months ended September 30, 2010, the Company’s benefit for income taxes decreased $198,000 from the same period last year, from a $598,000 benefit to a benefit of $400,000.

In the three months ended September 30, 2010, the Company’s benefit for income taxes decreased $161,000 from the same period last year, from a $169,000 benefit to a benefit of $8,000.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2010	December 31, 2009

Undisbursed loan commitments	$152,506	$191,589
Standby letters of credit	1,399	3,572
Commitments to sell loans	7,179	3,179
	$161,084	$198,340

The reserve for unfunded lending commitments amounted to $892,000 at September 30, 2010, which was unchanged from December 31, 2009.  The reserve for unfunded lending commitments is included in other liabilities.

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

The following tables summarize the Company’s non-accrual loans by loan category at September 30, 2010, June 30, 2010, March 31, 2010, and December 31, 2009.

	At September 30, 2010			At June 30, 2010
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,059	$—	$2,059	$1,494	$—	$1,494
Residential construction	735	—	735	1,914	—	1,914
Commercial real estate	7,179	—	7,179	7,002	—	7,002
Agriculture	2,403	—	2,403	2,821	—	2,821
Commercial	264	77	187	1,052	31	1,021
Consumer	249	—	249	364	—	364
Total non-accrual loans	$12,889	$77	$12,812	$14,647	$31	$14,616

	At March 30, 2010			At December 31, 2009
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,200	$—	$2,200	$1,370	$—	$1,370
Residential construction	2,051	—	2,051	3,413	—	3,413
Commercial real estate	8,004	—	8,004	5,669	—	5,669
Agriculture	2,821	—	2,821	3,188	—	3,188
Commercial	3,141	309	2,832	3,875	408	3,467
Consumer	299	—	299	99	—	99
Total non-accrual loans	$18,516	$309	$18,207	$17,614	$408	$17,206

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

Non-accrual loans amounted to $12,889,000 at September 30, 2010 and were comprised of six residential mortgage loans totaling $2,059,000, five residential construction loans totaling $735,000, eight commercial real estate loans totaling $7,179,000, one agricultural loans totaling $2,403,000, four commercial loans totaling $264,000 and three consumer loans totaling $249,000.  Non-accrual loans amounted to $17,614,000 at December 31, 2009 and were comprised of four residential mortgage loans totaling $1,370,000, fifteen residential construction loans totaling $3,413,000, seven commercial real estate loans totaling $5,669,000, two agricultural loans totaling $3,188,000, eight commercial loans totaling $3,875,000 and one consumer loan totaling $99,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

The five largest non-accrual loans as of September 30, 2010, made up approximately 66.0% of total non-accrual loans and consisted of four commercial real estate loans totaling $6,049,000, supported by commercial properties located with in the Company’s market area, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the company.  All of the underlying collateral supporting these loans are generally appraised every six months.

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

Total non-performing impaired loans at September 30, 2010 and December 31, 2009 consisting of loans on non-accrual status totaled $12,889,000 and $17,614,000, respectively.  Performing impaired loans consisting of loans restructured and in compliance with modified terms, totaled $8,397,000 and $9,984,000 at September 30, 2010 and December 31, 2009, respectively; the majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The five largest non-performing loans as of September 30, 2010 consisting of loans on non-accrual and loans ninety days or more past due made up approximately 66.0% of total non-performing loans and consisted of four commercial real estate loans totaling $6,049,000, supported by commercial properties located with in the Company’s market area, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the company.  All of the underlying collateral supporting these loans are generally appraised every six months.

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

As the following table illustrates, total non-performing assets net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $5,334,000, or 25.7% to $15,390,000 during the first nine months of 2010.  Non-performing assets net of guarantees represent 2.1% of total assets at September 30, 2010.

	At September 30, 2010			At June 30, 2010
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$12,889	$77	$12,812	$14,647	$31	$14,616
Loans 90 days past due and still accruing	—	—	—	54	46	8

Total non-performing loans	12,889	77	12,812	14,701	77	14,624
Other real estate owned	2,578	—	2,578	2,483	—	2,483
Total non-performing assets	15,467	77	15,390	17,184	77	17,107

Non-performing loans to total loans			2.76%			3.15%
Non-performing assets to total assets			2.12%			2.32%
Allowance for loan and lease losses to non-performing loans			96.82%			82.31%

	At March 31, 2010			At December 31, 2009
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$18,516	$309	$18,207	$17,614	$408	$17,206
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	18,516	309	18,207	17,614	408	17,206
Other real estate owned	4,262	—	4,262	3,518	—	3,518
Total non-performing assets	22,778	309	22,469	21,132	408	20,724

Non-performing loans to total loans			3.94%			3.61%
Non-performing assets to total assets			3.00%			2.77%
Allowance for loan and lease losses to non-performing loans			62.01%			69.26%

The Company had no loans 90 days past due and still accruing at September 30, 2010 and December 31, 2009.

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

OREO amounted to $2,578,000 and $3,518,000 for the periods ended September 30, 2010 and December 31, 2009, respectively.  The decrease in OREO at September 30, 2010 from the balance at December 31, 2009 was due, for the most part, to the disposition of ten OREO properties, which was partially offset by the addition of eleven OREO properties.

The Company had loans restructured and in compliance with modified terms totaling $8,397,000 and $9,984,000 at September 30, 2010 and December 31, 2009, respectively.

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

The following table summarizes the loan loss experience of the Company for the nine-month periods ended September 30, 2010 and 2009, and for the year ended December 31, 2009.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2010	2009	2009

Balance at beginning of period	$11,916	$14,435	$14,435
Provision for loan losses	3,303	3,928	10,489
Loans charged-off:
Commercial	(1,168)	(1,221)	(5,894)
Agriculture	(368)	—	(5,043)
Real estate mortgage	(1,344)	(1,328)	(272)
Real estate construction	(732)	(2,249)	(2,742)
Consumer loans to individuals	(231)	(281)	(342)

Total charged-off	(3,843)	(5,079)	(14,293)

Recoveries:
Commercial	516	12	322
Agriculture	360	—	5
Real estate mortgage	6	—	2
Real estate construction	8	697	725
Consumer loans to individuals	138	186	231

Total recoveries	1,028	895	1,285

Net charge-offs	(2,815)	(4,184)	(13,008)

Balance at end of period	$12,404	$14,179	$11,916

Ratio of net charge-offs
To average loans outstanding during the period	(0.60%)	(0.83%)	(2.65%)
Allowance for loan losses
To total loans at the end of the period	2.67%	2.85%	2.45%
To non-performing loans at the end of the period	96.24%	138.45%	67.65%

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2010, the Company had the following deposit mix: 31.2% in savings and MMDA deposits, 18.5% in time deposits, 22.4% in interest-bearing transaction deposits and 27.9% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits enhance the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2010 and December 31, 2009 are summarized as follows:

	(in thousands)
	September 30, 2010	December 31, 2009
Three months or less	$23,965	$35,722
Over three to twelve months	36,837	47,616
Over twelve months	13,593	13,711
Total	$74,395	$97,049

We believe the decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits and transfers of those funds to savings and money market accounts.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios and in management’s opinion the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 72.2% on September 30, 2010.  In addition, on September 30, 2010, the Company had the following short-term investments:  $2,135,000 in securities due within one year; and $28,285,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $17,000,000 at September 30, 2010; additionally the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at September 30, 2010 of $103,741,000.  The line of credit with FHLB is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2010, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2010.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$70,468	9.62%	5.0%
Tier 1 Risk-Based	$70,468	14.74%	6.0%
Total Risk-Based	$76,535	16.00%	10.0%

Subsequent Events

On November 10, 2010, the Company announced that Owen J. Onsum will retire as the Company’s President and Chief Executive Officer, effective at the end of the fourth quarter of 2010, and Louise A. Walker, the Company’s Senior Executive Vice President and Chief Financial Officer will be promoted to President and Chief Executive Officer at that time.  Effective upon Ms. Walker’s promotion to President and Chief Executive Officer, she will also be appointed to the Company’s Board of Directors.  Ms. Walker will not receive any additional compensation for her service on the Company’s Board of Directors.  Mr. Onsum will also continue to serve as a member of the Board of Directors and will receive standard director fees as disclosed in the Company’s Proxy Statement on Schedule 14A for its 2010 Annual Meeting filed with the Securities and Exchange Commission on April 19, 2010 (the “2010 Proxy Statement”).  The information required by Items 401(b), (d), (e) and Item 404(a) of Regulation S-K of the Securities and Exchange Commission with respect to Ms. Walker is included in the Company’s 2010 Proxy Statement under the captions “Executive Officers” and “Transactions with Related Persons” and is incorporated by reference herein.  In addition, effective upon her appointment as President and Chief Executive Officer, Ms. Walker will receive an annual base salary of $230,000.  The Company expects to enter into an employment agreement with Ms. Walker prior to the end of the year.

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2010, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2010.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At September 30, 2010, approximately 73% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.

On October 8, 2010, Governor Schwarzenegger signed into law a 2010-2011 budget plan which had been approved by the California Legislature. The budget includes significant spending cuts to services and program eliminations.  The budget assumes that California will receive federal assistance; however, there have been no assurances from the federal government that such assistance will be furnished to California.  If such assistance is not granted, California may be forced to further cut state services or raise taxes or fees.  The approved budget also reduces the State’s deficit by using assumptions related to tax revenue forecasts, limits to some business tax breaks, and revenues from the required sale of certain State-owned office buildings.  If these assumptions prove incorrect, the budget could face further shortfalls which could also result in further cuts to state services or increases in California taxes and fees.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 12, 2010	By:	/s/ Louise A. Walker

Louise A. Walker, Sr. Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)