Form 10-K
FIRST NORTHERN COMMUNITY BANCORP
filed 2011-03-22
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
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
Yes ☐                    No ☐

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
Large accelerated filer ☐      Accelerated filer  ☐        Non-accelerated filer  ☐ (Do not check if smaller reporting company)     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2010 (based upon the last reported sales price of such stock on the OTC Bulletin Board on June 30, 2010) was $37,291,695.

The number of shares of Common Stock outstanding as of March 21, 2011 was 9,116,316.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2011 Annual Meeting of Shareholders.

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

This report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (“SEC”) filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

In this document, for example, we make forward-looking statements, which discuss our expectations about:

•	Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position

•	Our assessment of significant factors and developments that have affected or may affect our results

•
Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) and other legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal actions

•	We do not expect draws on performance letters of credit

•	Our regulatory capital requirements

•	We do not anticipate paying a cash dividend in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	Our belief that net interest income and net interest margin will continue to fluctuate due to the unstable rate environment

•	The Company does not anticipate any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected rates of return, yields and projected results

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

First Northern Bank of Dixon (“First Northern” or “Bank”) was established in 1910 under a California state charter as Northern Solano Bank, and opened for business on February 1st of that year.  On January 2, 1912, the First National Bank of Dixon was established under a federal charter, and until 1955, the two entities operated side by side under the same roof and with the same management.  In an effort to increase efficiency of operation, reduce operating expense, and improve lending capacity, the two banks were consolidated on April 8, 1955, with the First National Bank of Dixon as the surviving entity.

On January 1, 1980, the Bank’s federal charter was relinquished in favor of a California state charter, and the Bank’s name was changed to First Northern Bank of Dixon.

In April of 2000, the shareholders of First Northern approved a corporate reorganization, which provided for the creation of a bank holding company, First Northern Community Bancorp (“Company”).  The objective of this reorganization, which was effected May 19, 2000, was to enable the Bank to better compete and grow in its competitive and rapidly changing marketplace.  As a result of the reorganization, the Bank is a wholly owned and principal operating subsidiary of the Company.

First Northern engages in the general commercial banking business throughout the California Counties of Solano, Yolo, Placer, and Sacramento.

The Company’s and the Bank’s Administrative Offices are located in Dixon, California.  Also located in Dixon are the back office functions of the Information Services/Central Operations Department and the Central Loan Department.

The Bank has eleven full service branches.  Four are located in the Solano County cities of Dixon, Fairfield, and Vacaville (2).  Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento, and Woodland.  One branch is located in Downtown Sacramento in Sacramento County, and one branch is located in the city of Roseville in Placer County.  The Bank also has one satellite banking office inside a retirement community in the city of Davis.  In addition, the Bank has real estate loan offices in Davis, Folsom and Roseville that originate residential mortgages and construction loans.  The Bank also has a Small Business Administration (“SBA”) Loan Department located in Roseville and an Asset Management & Trust Department in Downtown Sacramento that serve the Bank’s entire market area.

First Northern is in the commercial banking business, which includes accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans.  It also offers installment note collection, issues cashier’s checks, sells travelers’ checks, rents safe deposit boxes, and provides other customary banking services.  The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and effective July 21, 2010, the standard maximum deposit insurance amount was permanently raised to $250,000.  Prior to this date, the standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013.

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

The Vacaville Branch was opened in 1985.  Vacaville has a diverse economic base including a California state prison, food processing, distribution, shopping centers (“Factory Outlet Stores”), medical, biotech, and other varied industries.

In 1994, the Fairfield Branch was opened.  Its diverse economic base includes military (“Travis AFB”), food processing (an Anheuser-Busch plant), retail (“Solano Mall”), manufacturing, medical, agriculture, and other varied industries.  Fairfield is the county seat of Solano County.  The Fairfield Branch has been expanded and remodeled to accommodate additional customers and to include an Investment & Brokerage services office.

A real estate loan production office was opened in El Dorado Hills, in April 1996, to serve the growing mortgage loan demand in the foothills area east of Sacramento.  This office was moved to Folsom in 2006, a more central location for serving Folsom, Rancho Cordova, and the west slope of El Dorado County.

The SBA Loan Department was opened in April 1997 in Sacramento to serve the small business and industrial loan demand throughout the Bank’s entire market area.  This Department was moved to Roseville in 2010.

In June of 1997, the Bank’s seventh branch was opened in Woodland, the county seat of Yolo County.  Woodland’s economy includes agribusiness, retail services, and an industrial sector.

The Bank’s eighth branch, the Downtown Financial Center, opened in July of 2000 in Vacaville to serve the business and individual financial needs on the west side of Interstate-80.

Two satellite banking offices of the Bank’s Davis Branch were opened in 2001 in the Davis senior living communities of Covell Gardens and the University Retirement Community.  The Bank later consolidated the Covell Gardens location into its main branch in Davis.

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

In November 2010, First Northern Bank purchased a building in the Auburn Town Center, which became the permanent location of the Auburn Financial Center in February 2011.  First Northern Bank leases office space in this building to various tenants.

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

As of December 31, 2010, the Company and the Bank employed 212 full-time equivalent staff.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Available Information

The Company’s internet address is www.thatsmybank.com, and the Company makes available free of charge on this website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the U. S. Securities and Exchange Commission (“SEC”).  These filings are also accessible on the SEC's website at www.sec.gov.  The information found on the Company’s website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System (“FRB”) influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both member and non-member financial institutions’ deposits.  Such actions significantly affect the overall growth and distribution of loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits.  The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.  Additionally, state and federal tax policies can impact banking organizations.

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

Regulation and Supervision of Bank Holding Companies

The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (“BHCA”).  The Company reports to, registers with, and may be examined by, the FRB.  The FRB also has the authority to examine the Company’s subsidiaries.  The costs of any examination by the FRB are payable by the Company.

The FRB has significant supervisory and regulatory authority over the Company and its affiliates.  The FRB requires the Company to maintain certain levels of capital.  See “Capital Standards” below for more information.  The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB.  See “Prompt Corrective Action and Other Enforcement Mechanisms” below for more information.  Under FRB policy and provisions of the Dodd-Frank Act, bank holding companies are expected to act as a source of financial and managerial strength to subsidiary banks, and to commit resources to support subsidiary banks.  This support may be required at times when a bank holding company may not be able to provide such support.

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

Bank Regulation and Supervision

The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the FDIC.  The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements.  While the Bank is not a member of the FRB, it is directly subject to certain regulations of the FRB dealing with such matters as check clearing activities, establishment of banking reserves, Truth-in-Lending (“Regulation Z”), Truth-in-Savings (“Regulation DD”), and Equal Credit Opportunity (“Regulation B”).  In addition, the banking industry is subject to significantly increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering laws.  In recent years, a number of banks and bank holding companies announced the imposition of regulatory sanctions, including regulatory agreements and cease and desist orders and, in some cases, fines and penalties by the bank regulators due to failures to comply with the Bank Secrecy Act and other anti-money laundering legislation.  In a number of these cases, the fines and penalties have been significant.  Failure to comply with these additional requirements may also adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions.

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

The USA Patriot Act

Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) includes numerous provisions for fighting international money laundering and blocking terrorism access to the U.S. financial system.  The USA Patriot Act requires certain additional due diligence and record keeping practices, including, but not limited to, new customers, correspondent and private banking accounts.  In March 2006, President Bush signed into law a renewal of the USA Patriot Act.

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

Privacy Restrictions

The Gramm-Leach-Bliley Act (“GLBA”), in addition to the previous described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on the sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards.

The Company believes that it complies with all provisions of GLBA and all implementing regulations, and the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

In October 2007, the federal bank regulatory agencies adopted final rules implementing the affiliate marketing provisions of the Fair and Accurate Credit Transactions Act of 2003, which amended the Fair Credit Reporting Act (“FCRA”).  The final rules, which became effective on January 1, 2008, impose a prohibition, subject to certain exceptions, on a financial institution using certain information received from an affiliate to make a solicitation to a consumer unless the consumer is given notice and a reasonable opportunity to opt out of such solicitations, and the consumer does not opt out.  The final rules apply to information obtained from the consumer’s transactions or account relationships with an affiliate, any application the consumer submitted to an affiliate, and third-party sources, such as credit reports, if the information is to be used to send marketing solicitations.  The rules do not supersede or affect a consumer’s existing right under other provisions of the FCRA to opt out of the sharing between a financial institution and its affiliates of consumer information other than information relating solely to transactions or experiences between the consumer and the financial institution or its affiliates.

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

As of December 31, 2010, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2010.

	The Company
			Adequately
	Actual		Capitalized
	Capital	Ratio	Ratio

Leverage	$72,867	9.8%	4.0%
Tier 1 Risk-Based	72,867	15.4%	4.0%
Total Risk-Based	78,847	16.7%	8.0%

	The Bank
			Adequately	Well
	Actual		Capitalized	Capitalized
	Capital	Ratio	Ratio	Ratio

Leverage	$71,843	9.7%	4.0%	5.0%
Tier 1 Risk-Based	71,843	15.2%	4.0%	6.0%
Total Risk-Based	77,823	16.5%	8.0%	10.0%

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2010, the Company and the Bank met the requirements for “well capitalized” institutions.

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

U.S. Treasury’s TARP Capital Purchase Program

In 2009, pursuant to the U.S. Treasury’s TARP Capital Purchase Program (“CPP”) we issued and sold, and the U.S. Treasury purchased, (1) 17,390 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 352,977 shares of the Company’s common stock, without par value (“Common Stock”), at an exercise price of $7.39 per share, for an aggregate purchase price of $17.39 million in cash.

The Purchase Agreement pursuant to which the Preferred Shares and the Warrant were sold contains limitations on the payment of dividends on the Common Stock, including with respect to the payment of cash dividends (but does not affect our ability to declare and pay stock dividends) and on the Company’s ability to repurchase its Common Stock, and subjects the Company to certain statutory executive compensation limitations. These limitations will remain in effect so long as the Preferred Shares are outstanding and held by the U.S. Treasury.

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category.  The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures.

Amendments to the Federal Deposit Insurance Act (“FDIA”) in 2005 and 2006 created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund.  As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, beginning on April 1, 2009, the FDIC initial base assessment rates were set between 12 and 45 basis points.  In addition, on June 30, 2009, the FDIC imposed a special assessment on banks.  The Bank’s special assessment totaled $320,000

In November 2009, in light of the challenge to the federal deposit insurance fund from the severe U.S.  recession, the FDIC issued a rule mandating that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009, and all of 2010, 2011 and 2012.  The Bank’s prepayment totaled $3,820,000 and was paid on December 30, 2009.  Under this rule, each depository institution was required to record the entire amount of its prepayment as an asset, or a prepaid expense, and is allowed to count the payments as a depreciating asset.  The prepaid assessments bear a zero-percent risk weight for risk-based capital purposes.  The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years.  However, if the prepaid assessment is not exhausted by June 30, 2013, the remaining amount of the prepayment will be returned to the depository institution.  The prepaid assessments are in lieu of additional special assessments at this time; however, there can be no assurance that the FDIC will not impose additional special assessments or increase annual assessments in the future.

The Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of the institution, rather than upon deposits payable in the U.S. as was previously the case. On October 19, 2010, the FDIC proposed a comprehensive, long-range “restoration” plan for the deposit insurance fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act. Based upon updated projections for the fund, the new restoration plan would forgo the uniform 3 basis point assessment rate increase previously scheduled to go into effect on January 1, 2011, and would keep the current rate schedule in effect. The FDIC’s proposal also envisions eventually building the fund’s reserve ratio to 2.0 percent. Base assessment rates would adjust downward over time as the fund reached specified reserve levels. The ultimate effect of these legislative and regulatory developments cannot be predicted with any certainty.

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

The Dodd-Frank Act

Due to the recent financial crisis, there have been significant changes in the competitive landscape of the financial services industry and an overhaul of the legislative and regulatory landscape with the passage of the Dodd-Frank Act, which was signed into law on July 21, 2010. The Dodd-Frank Act provides for, among other matters, increased regulatory supervision and examination of financial institutions, the imposition of more stringent capital requirements on financial institutions and increased regulation of derivatives and hedging transactions.  Implementation of the Dodd-Frank Act will require many new mandatory and discretionary rules to be made by federal regulatory agencies over the next several years. The total impact of the Dodd-Frank is difficult to predict at this time. Some of the general provisions of the Act which we expect could have a direct impact on our business include the following:

•	Creation of a federal consumer protection agency;

•	Revisions to the federal deposit insurance program which could increase our insurance premiums;

•	Changing the capital requirements of bank holding companies and banks;

•	Provides for additional regulation and oversight of compensation of bank employees;

•	Allowing the payment of interest on business checking accounts; and

•	Additional regulation of interchange fees on debit card transactions.

The environment in which financial institutions will operate after the recent financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, and changes in fiscal policy may have long-term effects on the business model and profitability of financial institutions that cannot now be foreseen.

Sarbanes – Oxley Act

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders and contained new evaluation, auditing and reporting requirements relating to disclosure controls and procedures and our internal control over financial reporting.

Regulation E

In November 2009, the Federal Reserve issued amendments to Regulation E, which implemented the Electronic Fund Transfer Act (“Regulation E”).  These amendments change, among other things, the way we and other banks may charge overdraft fees; by limiting our ability to charge an overdraft fee for ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents to the bank’s payment of overdrafts for those transactions.  On December 16, 2010, the Federal Reserve Board proposed an interchange fee cap of twelve cents per transaction.  Changes to our overdraft practices will likely negatively impact future service charge revenues.

Possible Future Legislation and Regulatory Initiatives

The recent economic and political environment has led to a number of proposed legislative, governmental and regulatory initiatives, described above, that may significantly impact our industry. These and other initiatives could significantly change the competitive and operating environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial condition or results of operations.

Competition

In the past, an independent bank’s principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations, and credit unions.  For agricultural loans, the Bank also competes with constituent entities with the Federal Farm Credit System.  To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies.  Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business.  The direction of federal legislation in recent years seems to favor competition among different types of financial institutions and to foster new entrants into the financial services market.  For example, the Dodd-Frank Act now permits banks to establish new branches in another state to the same extent as banks chartered in the other state.

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

U.S. and global economies continue to experience significant challenges.

In recent years, adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for us. These developments include a general recession both globally and in the U.S. and have contributed to substantial volatility in the financial markets.

In response, various significant economic and monetary stimulus measures have been enacted by the U.S. Congress. It is uncertain whether these U.S. governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the recessionary conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for us.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $11.0 million, or 2.44% of total loans, at December 31, 2010, compared to $11.9 million, or 2.45% of total loans, at December 31, 2009, and 89.9% of total non-performing loans at December 31, 2010, compared to 67.7% of total non-performing loans at December 31, 2009.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2010, approximately 74% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2010, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 67% and 7%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2010, all of the Bank’s real estate mortgage and construction loans and approximately 14% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

See “U.S. and global economies continue to experience significant challenges” above, and “Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

Adverse economic factors affecting certain industries the Bank serves could adversely affect our business.

We are subject to certain industry specific economic factors.  For example, a portion of the Bank’s total loan portfolio is related to residential and commercial real estate, especially in California.  Increases in residential mortgage loan interest rates could have an adverse effect on the Bank’s operations by depressing new mortgage loan originations, which in turn could negatively impact the Bank’s title and escrow deposit levels.  Additionally, a further downturn in the residential real estate and housing industries in California could have an adverse effect on the Bank’s operations and the quality of its real estate and construction loan portfolio.  Although the Bank does not engage in subprime or negative amortization lending, effects of recent subprime market challenges, combined with the ongoing challenges in the U.S. and California real estate markets, could result in further price reductions in single family home prices and a lack of liquidity in refinancing markets.  These factors could adversely impact the quality of the Bank’s residential construction, residential mortgage and construction related commercial portfolios in various ways, including by decreasing the value of the collateral for our loans.  These factors could also negatively affect the economy in general and thereby the Bank’s overall loan portfolio.

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

Increased Regulation could Adversely Affect Us

On July 21, 2010, President Obama signed into law the Dodd-Frank Act.  The Dodd-Frank Act enacts sweeping reforms to the U.S. financial regulatory system and will likely have a significant impact on financial services companies, including the Company.  While many of the specific provisions of the Dodd-Frank Act still require implementation by various federal banking agencies and will not be immediately effective, it is expected that the Dodd-Frank Act will increase our cost of doing business in various ways, as will be the case for other insured depository institutions, and increase the regulatory complexity of our business.  See “Business – Supervision and Regulation” for a discussion of the Dodd-Frank Act and other laws and regulations that affect our business.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 21, 2010, approximately 74% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.

For the past several years, the State government of California has experienced budget shortfalls or deficits which have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. This challenging situation continues at the present time. In addition, municipalities and other governmental units within California have been experiencing budgetary difficulties. Concerns also have arisen regarding the outlook for the State of California’s governmental obligations, as well as those of California municipalities and other governmental units.

The financial and economic consequences of this situation cannot be predicted with any certainty at this time. If economic conditions in California decline further it is expected that the Bank’s level of problem assets would increase. California real estate is also subject to certain natural disasters, such as earthquakes, tidal waves, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank. The occurrence of natural disasters in California could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and business prospects.

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

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2010, 10% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000 (as compared with 15% at December 31, 2009).  Although we have adopted a pricing strategy designed to reduce the level of time deposits, these deposits are also considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

Time deposit accounts have decreased $43.1 million or 28.4% since December 31, 2009.  This decline was the result of an explicit pricing strategy adopted by the Company during the fourth quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds.  As a result: (1) the Company could not effectively invest funds at a profit without incurring excessive interest rate risk; and (2) significant growth in the Company’s overall balance sheet, without any resulting profit, would only place pressures on the Company’s capital ratios.  During 2009, non-public time deposits had increased approximately $28.2 million or 22% from December 2008, as depositors aggressively sought out the safety of banks for their funds.  During 2009 management carefully reviewed time deposit customers and reduced the Company’s deposit rates to customers that did not also have transaction, savings and money market balances with us (i.e., depositors who were not “relationship customers”).  Given the Company’s deposit growth in transaction and savings accounts, supplemented by investment portfolio maturities and sales, this time deposit decline did not result in any liquidity issues and it positively affected the Company’s net interest margin and earnings.

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

The adoption of subsequent laws and regulations have imposed certain new executive compensation and corporate expenditure limits on all current and future CPP participants, including the Company, until the institution has repaid the U.S. Treasury. The new standards include (but are not limited to): (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the CPP period with a value not greater than one-third of an employee’s total annual compensation; (ii) prohibitions on payments for departure from a company for any reason, except for payments for services performed or benefits accrued; (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria; (iv) prohibitions on compensation plans that encourage manipulation of reported earnings; (v) retroactive review of bonuses, retention awards and other compensation previously provided by CPP recipients if found by the U.S. Treasury to be inconsistent with the purposes of CPP or otherwise contrary to public interest; (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and; (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

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

Government Regulation and Legislation Could Adversely Affect Us

The Company and the Bank are subject to extensive state and federal regulation, supervision, and legislation, which govern almost all aspects of the operations of the Company and the Bank.  The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.  Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund and not for the benefit of shareholders of the Company.  Regulatory authorities may also change their interpretation of these laws and regulations.  The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse.  See “Business – Bank Regulation and Supervision” and “Increased Regulation could Adversely Affect Us” above.

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

Recent Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

As discussed above in Part I under the caption “Business—Premiums for Deposit Insurance,” the FDIC has taken recent steps, and the Dodd-Frank Act includes provisions, which could further increase deposit premiums and is contemplating further increases and a special assessment.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

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

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Due to our CPP participation, we are subject to certain restrictions on the compensation of certain senior management positions described above under “Because Of Our Participation In The Capital Purchase Program, We Are Subject To Several Restrictions Including Restrictions On Our Ability To Declare Or Pay Dividends And Repurchase Our Shares As Well As Restrictions On Compensation Paid To Our Executive Officers.”  It is possible that the U.S. Treasury may, as it is permitted to do, impose further requirements on us that may inhibit our ability to hire and retain the most qualified senior personnel.  In addition, if we are unable to repay our TARP funds, we will continue to be subject to significant restrictions on the payment of executive compensation and may be at a disadvantage to our competitors who have repaid TARP funds in our ability to recruit and retain the most qualified senior personnel.  In addition, the FDIC has recently proposed rules regulating the compensation of bank employees which could place us at a competitive disadvantage compared to businesses not subject to these regulations. Our ability to execute the business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially.

The Continuing War on Terrorism and Foreign Hostilities Could Adversely Affect U.S. and Global Economic Conditions

Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities may result in a disruption of U.S. economic and financial conditions and could adversely affect business, economic and financial conditions in the U.S. generally and in our principal markets.  Continued foreign hostilities have also generated various political and economic uncertainties affecting the global and U.S. economies.

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

There is a Limited Public Market for the Company’s Common Stock which May Make it Difficult for Shareholders to Dispose of Their Shares

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”.  The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Securities, and Monroe Securities, Inc., all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock.  However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

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

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through 15 offices in five counties in Northern California operating out of four offices in Solano County, seven in Yolo County, two in Sacramento County, and two in Placer County.  In addition, the Company owns four vacant lots, three in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

The Bank owns four branch office locations and two administrative facilities and leases 11 facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ.  However, trades may be reported on the OTC Bulletin Board under the symbol “FNRN”.  The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Securities, and Monroe Securities, Inc., all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock, and the data set forth below may not reflect all such transactions.

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2010	$5.45	$4.00
3rd Quarter 2010	$4.95	$4.00
2nd Quarter 2010	$5.55	$4.35
1st Quarter 2010	$5.10	$4.25

4th Quarter 2009	$6.00	$4.75
3rd Quarter 2009	$6.25	$4.35
2nd Quarter 2009	$5.76	$4.60
1st Quarter 2009	$6.73	$4.00

*  Price adjusted for stock dividends.

As of December 31, 2010, there were approximately 1,333 holders of record of the Company’s common stock, no par value.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 27, 2009	4%	March 31, 2009

The Company did not declare a stock dividend in 2010.  The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” and “– Recent Events” above.  The Company made no repurchases of common stock in 2010.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2007, and 2006 have been derived from the Company’s historical financial statements not included in this Report.  The financial information for 2010, 2009, and 2008 should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2010	2009	2008	2007	2006

Interest Income and Loan Fees	$29,927	$33,066	$38,871	$48,594	$48,070
Interest Expense	(3,606)	(4,960)	(6,375)	(11,738)	(9,426)
Net Interest Income	26,321	28,106	32,496	36,856	38,644
Provision for Loan Losses	(4,914)	(10,489)	(16,164)	(4,795)	(735)
Net Interest Income after Provision for Loan Losses	21,407	17,617	16,332	32,061	37,909
Other Operating Income	9,154	8,553	7,796	7,160	5,289
Other Operating Expense	(27,889)	(30,068)	(29,137)	(28,803)	(29,219)
Income (Loss) before Taxes	2,672	(3,898)	(5,009)	10,418	13,979
(Provision) Benefit for Taxes	(7)	2,844	3,635	(3,137)	(5,169)
Net Income (Loss)	$2,665	$(1,054)	$(1,374)	$7,281	$8,810

Preferred Stock Dividend and Accretion	(992)	(792)	—	—	—

Net Income (Loss) available to common shareholders	$1,673	$(1,846)	$(1,374)	$7,281	$8,810

Basic Income (Loss) Per Share	$0.19	$(0.21)	$(0.15)	$0.79	$0.95

Diluted Income (Loss) Per Share	$0.19	$(0.21)	$(0.15)	$0.77	$0.90

Total Assets	$737,217	$747,625	$670,802	$709,895	$685,225

Total Investments	$107,346	$75,868	$42,106	$74,849	$76,273

Total Loans, including Loans Held-for-Sale, net	$444,360	$476,018	$519,160	$499,314	$480,009

Total Deposits	$640,258	$651,426	$584,718	$622,671	$603,682

Total Equity	$79,596	$78,093	$62,029	$63,975	$61,990

Weighted Average Shares of Common Stock outstanding used for Basic Income (Loss) Per Share Computation 1	9,016,990	8,973,402	8,931,906	9,165,198	9,300,785

Weighted Average Shares of Common Stock outstanding used for Diluted Income (Loss) Per Share Computation 1	9,018,573	8,973,402	8,931,906	9,438,217	9,757,490

Return (Loss) on Average Total Assets	0.36%	(0.15%)	(0.20%)	1.05%	1.32%

Net Income (Loss)/Average Equity	3.40%	(1.40%)	(2.17%)	11.59%	14.90%

Net Income (Loss)/Average Deposits	0.41%	(0.17%)	(0.23%)	1.19%	1.49%

Average Loans/Average Deposits	69.77%	79.48%	87.21%	79.75%	81.20%

Average Equity to Average Total Assets	10.50%	10.57%	9.39%	9.06%	8.87%

1. All years have been restated to give retroactive effect for stock dividends issued and stock splits.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

This overview of Management’s Discussion and Analysis highlights selected information in this annual report on Form 10-K and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire annual report on Form 10-K.

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

Financial highlights for 2010 include:

The Company reported net income of $2.67 million before dividends and accretion on preferred stock of the U.S. Treasury, a 352.9% increase compared to net loss of $1.05 million for 2009.  Net income available to common shareholders totaled $1.67 million, a 190.6% increase compared to net loss available to common shareholders of $1.85 million for 2009.  Net income per common share after consideration of dividends and accretion on preferred stock of the U.S. Treasury for 2010 was $0.19 and resulted in an increase in the net income per common share of 190.5% compared to net loss per common share of $0.21 for 2009, and net income per common share on a fully diluted basis was $0.19 for 2010, an increase of 190.5% compared to a net loss per common share on a fully diluted basis of $0.21 for 2009.

Loans (including loans held-for-sale) decreased to $444.4 million at December 31, 2010, a 6.7% decrease from $476.0 million at December 31, 2009.  Commercial loans totaled $79.0 million at December 31, 2010, down 11.5% from $89.3 million a year earlier; agriculture loans were $50.9 million, down 4.5% from $53.3 million at December 31, 2009; residential construction loans were $8.5 million, down 44.6% from $15.3 million at December 31, 2009; commercial real estate loans were $184.4 million, down 6.7% from $197.6 million at December 31, 2009; and residential mortgage loans were $51.5 million, down 3.1% from $53.1 million a year earlier.

Average deposits increased to $651.6 million during 2010, a $34.0 million or 5.5% increase from 2009.

The Company reported average total assets of $747.2 million at December 31, 2010, up 4.8% from $712.9 million a year earlier.

The provision for loan losses in 2010 totaled $4,914,000, a decrease of 53.2% from $10,489,000 in 2009.  Net charge-offs were $5,791,000 in 2010 compared to $13,008,000 in 2009.  The decrease in the provision for loan losses can be primarily attributed to decreased charge-offs, decreased loan volumes and increased credit quality.

Net interest income totaled $26.3 million for 2010, a decrease of 6.4% from $28.1 million in 2009, primarily due to decreased loan rates and volumes, decreased loan fees and decreased investment securities rates, which was partially offset by increased investment securities volumes and decreased deposit rates.

Other operating income totaled $9.2 million for the year ended December 31, 2010, an increase of 7.0% from $8.6 million for the year ended December 31, 2009.  The increase was due primarily to increases in gains on sales of loans, gains on available for sale securities and other income, which was partially offset by decreased service charges on deposit accounts.

Other operating expenses totaled $27.9 million for 2010, down 7.3% from $30.1 million in 2009.  The decrease was due primarily to decreases in OREO expenses, salaries and employee benefits and occupancy and equipment expenses.

In 2011, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income, while remaining conscious of the need to maintain appropriate expense levels.

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

A "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority.  The Company recognized a decrease for unrecognized tax benefits during 2010.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.  For additional discussion, see Note 9 to the Consolidated Financial Statements in this Form 10-K.

Prospective Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended FASB Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.”  The new authoritative accounting guidance amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The Company adopted the new authoritative accounting guidance under ASC Topic 860 on January 1, 2010.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

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

In July 2010, FASB amended FASB ASC Topic 310, “Receivables.”  This amendment modifies the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010.  Adoption of the new guidance did not have a significant impact on the Company’s financial statements.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the adoption of the remainder of this amendment to have a significant impact on its financial statements.

In January 2011, FASB issued Accounting Standards Update (“ASU”) 2011-01.  This update temporarily delays the effective date of the disclosures about troubled debt restructurings required in FASB ASC Topic 310, “Receivables.”  The effective date of the disclosures about troubled debt restructurings for public entities is currently anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2010		2009		2008

	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
ASSETS
Cash and Due From Banks	$156,283	20.91%	$69,655	9.77%	$37,971	5.63%
Federal Funds Sold	—	—	45,918	6.44%	26,808	3.97%
Investment Securities	89,890	12.03%	64,290	9.02%	57,123	8.46%
Loans 1	454,584	60.84%	490,856	68.85%	512,987	76.02%
Stock in Federal Home Loan Bank and
other equity securities, at cost	2,720	0.36%	2,443	0.34%	2,253	0.33%
Other Real Estate Owned	2,899	0.39%	3,820	0.54%	3,691	0.55%
Other Assets	40,873	5.47%	35,894	5.04%	33,993	5.04%
Total Assets	$747,249	100.00%	$712,876	100.00%	$674,826	100.00%

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand	$181,689	24.31%	$172,925	24.26%	$173,332	25.69%
Interest-Bearing Transaction Deposits	141,816	18.98%	127,769	17.92%	128,690	19.07%
Savings & MMDAs	197,464	26.42%	172,610	24.21%	171,465	25.41%
Time Certificates	130,592	17.48%	144,251	20.24%	114,742	17.00%
Borrowed Funds	10,986	1.47%	13,631	1.91%	17,095	2.53%
Other Liabilities	6,247	0.84%	6,315	0.89%	6,147	0.91%
Stockholders' Equity	78,455	10.50%	75,375	10.57%	63,355	9.39%
Total Liabilities & Stockholders’ Equity	$747,249	100.00%	$712,876	100.00%	$674,826	100.00%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)
	2010			2009			2008

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Assets	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Loans 1	$454,584	$26,122	5.75%	$490,856	$28,899	5.89%	$512,987	$33,282	6.49%

Loan Fees	—	988	0.22%	—	1,621	0.33%	—	1,795	0.35%

Total Loans, Including
Loan Fees	454,584	27,110	5.96%	490,856	30,520	6.22%	512,987	35,077	6.84%

Federal Funds Sold	—	—	—	45,918	58	0.13%	26,808	519	1.94%

Due From Banks	141,059	380	0.27%	36,302	164	0.45%	13,428	557	4.15%

Investment Securities:
Taxable	73,462	1,744	2.37%	40,336	1,311	3.25%	27,578	1,344	4.87%

Non-taxable2	16,428	684	4.16%	23,954	1,003	4.19%	29,545	1,254	4.24%

Total Investment Securities	89,890	2,428	2.70%	64,290	2,314	3.60%	57,123	2,598	4.55%

Other Earning Assets	2,720	9	0.33%	2,443	10	0.41%	2,253	120	5.33%

Total Earning Assets	688,253	$29,927	4.35%	639,809	$33,066	5.17%	612,599	$38,871	6.35%

Cash and Due from Banks	15,224			33,353			24,543

Premises and Equipment	7,207			7,761			8,355

Other Real Estate Owned	2,899			3,820			3,691

Interest Receivable
and Other Assets	33,666			28,133			25,638

Total Assets	$747,249			$712,876			$674,826

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded
2. Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2010			2009			2008

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
Liabilities and	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Stockholders' Equity	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$141,816	$390	0.28%	$127,769	$606	0.47%	$128,690	$930	0.72%

Savings & MMDAs	197,464	1,167	0.59%	172,610	1,342	0.78%	171,465	1,726	1.01%

Time Certificates	130,592	1,650	1.26%	144,251	2,513	1.74%	114,742	3,147	2.74%

Total Interest-Bearing Deposits	469,872	3,207	0.68%	444,630	4,461	1.00%	414,897	5,803	1.40%

Borrowed Funds	10,986	399	3.63%	13,631	499	3.66%	17,095	572	3.35%

Total Interest-Bearing
Deposits and Funds	480,858	3,606	0.75%	458,261	4,960	1.08%	431,992	6,375	1.48%

Demand Deposits	181,689	—	—	172,925	—	—	173,332	—	—

Total Deposits and
Borrowed Funds	662,547	$3,606	0.54%	631,186	$4,960	0.79%	605,324	$6,375	1.05%

Accrued Interest and
Other Liabilities	6,247			6,315			6,147

Stockholders' Equity	78,455			75,375			63,355

Total Liabilities and
Stockholders' Equity	$747,249			$712,876			$674,826

Net Interest Income and
Net Interest Margin 1		$26,321	3.82%		$28,106	4.39%		$32,496	5.30%

Net Interest Spread 2			3.60%			4.09%			4.87%

1.  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2010 over 2009 and 2009 over 2008.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2010 Over 2009			2009 Over 2008
		Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change

Decrease in
Interest Income:

Loans	$(2,101)	$(676)	$(2,777)	$(1,394)	$(2,989)	$(4,383)

Loan Fees	(633)	—	(633)	(174)	—	(174)

Federal Funds Sold	(58)	—	(58)	221	(682)	(461)

Due From Banks	304	(88)	216	394	(787)	(393)

Investment Securities	781	(667)	114	301	(585)	(284)

Other Assets	1	(2)	(1)	9	(119)	(110)

	$(1,706)	$(1,433)	$(3,139)	$(643)	$(5,162)	$(5,805)

Decrease in
Interest Expense:

Deposits:
Interest-Bearing
Transaction Deposits	$58	$(274)	$(216)	$(7)	$(317)	$(324)

Savings & MMDAs	179	(354)	(175)	12	(396)	(384)

Time Certificates	(221)	(642)	(863)	687	(1,321)	(634)

Borrowed Funds	(96)	(4)	(100)	(123)	50	(73)

	$(80)	$(1,274)	$(1,354)	$569	$(1,984)	$(1,415)

Decrease in
Net Interest Income:	$(1,626)	$(159)	$(1,785)	$(1,212)	$(3,178)	$(4,390)

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2010	2009	2008
Investment securities available-for-sale:

U.S. Treasury Securities	$4,226	$253	$274
Securities of U.S. Government
Agencies and Corporations	40,775	4,335	2,039
Obligations of State &
Political Subdivisions	20,045	23,416	26,231
Mortgage-Backed Securities	42,300	47,864	13,562

Total Investments	$107,346	$75,868	$42,106

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2010.  The yields on tax-exempt securities are shown on a tax equivalent basis.
Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
Security	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$3,260	1.16%	$966	2.79%
Securities of U.S. Government
Agencies and Corporations	16,051	1.77%	14,901	1.93%	9,823	2.36%
Obligations of State &
Political Subdivisions	476	8.38%	1,030	6.18%	4,824	6.09%
Mortgage-Backed Securities	46	5.59%	42,254	2.42%	—	—

TOTAL	$16,573	1.97%	$61,445	2.30%	$15,613	3.54%

	After Ten Years		Total
Security	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$4,226	1.53%
Securities of U.S. Government
Agencies and Corporations	—	—	40,775	1.97%
Obligations of State &
Political Subdivisions	13,715	5.51%	20,045	5.75%
Mortgage-Backed Securities	—	—	42,300	2.42%

TOTAL	$13,715	5.51%	$107,346	2.84%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2010		2009		2008

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$78,997	17.9%	$89,266	18.8%	$109,887	21.3%
Commercial Real Estate	184,365	41.7%	197,628	41.7%	199,189	38.5%
Agriculture	50,864	11.5%	53,286	11.2%	59,651	11.5%
Residential Mortgage	51,491	11.7%	53,114	11.2%	47,045	9.1%
Residential Construction	8,511	1.9%	15,349	3.2%	41,864	8.1%
Consumer	67,787	15.3%	65,735	13.9%	59,332	11.5%

TOTAL	$442,015	100.0%	$474,378	100.0%	$516,968	100.0%

	2007		2006

	Balance	Percent	Balance	Percent

Commercial	$111,926	22.5%	$97,162	20.4%
Commercial Real Estate	183,716	36.9%	154,000	32.4%
Agriculture	47,336	9.5%	44,321	9.3%
Residential Mortgage	40,756	8.2%	41,099	8.7%
Residential Construction	66,969	13.4%	94,030	19.8%
Consumer	47,268	9.5%	44,937	9.4%

TOTAL	$497,971	100.0%	$475,549	100.0%

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

As shown in the comparative figures for loan mix during 2010 and 2009, total loans decreased as a result of decreases in commercial loans, commercial real estate loans, agriculture loans, residential mortgage loans and residential construction loans, which were partially offset by an increase in consumer loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2010 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$17,989	$108,074	$126,063
After one year through five years	54,895	117,727	172,622
After five years	20,434	122,896	143,330

Total	$93,318	$348,697	$442,015

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

The following tables summarize the Company’s non-accrual loans by loan category (in thousands) at December 31, 2010, 2009 and 2008.

	At December 31, 2010			At December 31, 2009
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Residential mortgage	$2,301	$—	$2,301	$1,370	$—	$1,370
Residential construction	272	—	272	3,413	—	3,413
Commercial real estate	5,864	—	5,864	5,669	—	5,669
Agriculture	1,752	—	1,752	3,188	—	3,188
Commercial	1,817	77	1,740	3,875	408	3,467
Consumer	268	—	268	99	—	99
Total non-accrual loans	$12,274	$77	$12,197	$17,614	$408	$17,206

	At December 31, 2008
	Gross	Guaranteed	Net

Residential mortgage	$334	$—	$334
Residential construction	6,309	—	6,309
Commercial real estate	5,233	—	5,233
Agriculture	—	—	—
Commercial	1,570	109	1,461
Consumer	99	—	99
Total non-accrual loans	$13,545	$109	$13,436

Non-accrual loans amounted to $12,274,000 at December 31, 2010 and were comprised of seven residential mortgage loans totaling $2,301,000, four residential construction loans totaling $272,000, nine commercial real estate loans totaling $5,864,000, one agricultural loan totaling $1,752,000, ten commercial loans totaling $1,817,000 and five consumer loans totaling $268,000.  Non-accrual loans amounted to $17,614,000 at December 31, 2009 and were comprised of four residential mortgage loans totaling $1,370,000, fifteen residential construction loans totaling $3,413,000, seven commercial real estate loans totaling $5,669,000, two agricultural loans totaling $3,188,000, eight commercial loans totaling $3,875,000 and one consumer loan totaling $99,000.  At December 31, 2008, non-accrual loans amounted to $13,545,000 and were comprised of one residential mortgage loan totaling $334,000, eleven residential construction loans totaling $6,309,000, seven commercial real estate loans totaling $5,233,000, five commercial loans totaling $1,570,000 and one consumer loan totaling $99,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

The five largest non-accrual loans as of December 31, 2010, totaled approximately $7,222,000 or 58% of total non-accrual loans and consisted of one commercial and industrial loan totaling $1,342,000, supported by the business assets of the borrower, one agricultural loan totaling $1,752,000, supported by real property and the business assets of the borrower and three commercial real estate loans totaling $4,128,000, supported by commercial properties located within the Company’s market area.  The collateral securing all of these loans was appraised within the last six months.

In comparison, the five largest non-accrual loans as of December 31, 2009, totaled approximately $9,922,000 or 56% of total non-accrual loans and consisted of one commercial and industrial loan totaling $2,751,000, supported by the business assets of the borrower, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the borrower, two commercial real estate loans totaling $3,308,000, supported by commercial properties located within the Company’s market area and one residential construction loan totaling $1,460,000, supported by residential real estate.

If interest on non-accrual loans had been accrued, such interest income would have approximated $642,000, $965,000 and $1,501,000 during the years ended December 31, 2010, 2009 and 2008, respectively.  Income actually recognized for these loans approximated $218,000, $96,000 and $181,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Total non-performing impaired loans at December 31, 2010, 2009 and 2008 consisting of loans on non-accrual status totaled $12,274,000, $17,614,000 and $13,545,000, respectively.  Performing impaired loans consisting of loans restructured and in compliance with modified terms, totaled $7,891,000, $9,984,000 and $2,682,000 at December 31, 2010, 2009 and 2008, respectively; the majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Analysis of the Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The five largest non-performing loans consisting of loans on non-accrual totaled approximately $7,222,000 or 58% of total non-performing loans as of December 31, 2010 and consisted of one commercial and industrial loan totaling $1,342,000, supported by the business assets of the borrower, one agricultural loan totaling $1,752,000, supported by real property and the business assets of the borrower, and three commercial real estate loans totaling $4,128,000, supported by commercial properties located within the Company’s market area.  The collateral securing all of these loans was appraised within the last six months.

In comparison, the five largest non-performing loans as of December 31, 2009 consisting of loans on non-accrual totaled approximately $9,922,000 or 56% of total non-performing loans and consisted of one commercial and industrial loan totaling $2,751,000, supported by business assets of the borrower, one agricultural loan totaling $2,403,000, supported by real property and the business assets of the borrower, two commercial real estate loans totaling $3,308,000, supported by commercial properties located within the Company’s market area and one residential construction loan totaling $1,460,000, supported by residential real estate.

The Company had loans 90 days past due and still accruing totaling $0-, $0- and $713,000 at December 31, 2010, 2009 and 2008, respectively.

As the following table illustrates, total non-performing assets which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $5,845,000, or 28.2% to $14,879,000 from December 31, 2009 and increased $2,207,000 or 11.9% from December 31, 2008.  Non-performing assets net of guarantees represent 2.0% of total assets at December 31, 2010.  The Bank's management believes that the $12,274,000 in non-accrual loans are adequately collateralized or guaranteed by a governmental entity.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2010			At December 31, 2009
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$12,274	$77	$12,197	$17,614	$408	$17,206
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	12,274	77	12,197	17,614	408	17,206
Other real estate owned	2,682	—	2,682	3,518	—	3,518
Total non-performing assets	14,956	77	14,879	21,132	408	20,724
Non-performing loans to total loans			2.7%			3.6%
Non-performing assets to total assets			2.0%			2.8%
Allowance for loan and lease losses to non-performing loans			90.5%			69.3%
	At December 31, 2008
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$13,545	$109	$13,436
Loans 90 days past due and still accruing	713	—	713
Total non-performing loans	14,258	109	14,149
Other real estate owned	4,368	—	4,368
Total non-performing assets	18,626	109	18,517
Non-performing loans to total loans			2.7%
Non-performing assets to total assets			2.8%
Allowance for loan and lease losses to non-performing loans			102.0%

There was a $5,845,000 decrease in non-performing assets for 2010 over 2009.  At December 31, 2010, non-performing assets included seven non-accrual residential mortgage loans totaling $2,301,000, four non-accrual residential construction loans totaling $272,000, nine non-accrual commercial real estate loans totaling $5,864,000, one non-accrual agricultural loan totaling $1,752,000, ten non-accrual commercial loans totaling $1,817,000 and five non-accrual consumer loans totaling $268,000.  Additional non-performing assets included repossessed properties totaling $2,682,000.

There was a $2,207,000 increase in non-performing assets for 2009 over 2008.  At December 31, 2009, non-performing assets included four non-accrual residential mortgage loan totaling $1,370,000, fifteen non-accrual residential construction loans totaling $3,413,000, seven non-accrual commercial real estate loans totaling $5,669,000, two non-accrual agricultural loans totaling $3,188,000, eight non-accrual commercial loans totaling $3,875,000, and one non-accrual installment loan totaling $99,000.  Additional non-performing assets included repossessed properties totaling $3,518,000.

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

OREO amounted to $2,682,000, $3,518,000 and $4,368,000 for the periods ended December 31, 2010, 2009 and 2008, respectively.  The decrease in OREO loans at December 31, 2010 from the balance at December 31, 2009 was primarily due to the disposition of thirteen real estate construction properties, one commercial real estate property and two residential properties, which was partially offset by the addition of nine real estate construction properties, one commercial real estate property and three residential properties.

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

Excluding the non-performing loans cited previously, loans totaling $36,140,000 and $45,197,000 were classified as potential problem loans at December 31, 2010 and 2009, respectively.  Of these loans, loans totaling $32,093,000 and $40,827,000 are adequately collateralized or guaranteed, in management’s opinion, and the remaining loans totaling $4,047,000 and $4,371,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2010 and 2009 respectively.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2010 and 2009 was 2.44% and 2.45% respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considers the $11,039,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2010.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
	2010	2009	2008	2007	2006

Balance at Beginning of Year	$11,916	$14,435	$10,876	$8,361	$7,917
Provision for Loan Losses	4,914	10,489	16,164	4,795	735
Loans Charged-Off:
Commercial	(1,930)	(4,518)	(2,224)	(1,428)	(572)
Commercial Real Estate	(1,491)	(1,685)	(2,984)	—	—
Agriculture	(736)	(5,043)	(220)	(82)	(57)
Residential Mortgage	(715)	(124)	—	(120)	—
Residential Construction	(830)	(2,433)	(7,281)	(666)	—
Consumer	(914)	(490)	(615)	(764)	(431)

Total Charged-Off	(6,616)	(14,293)	(13,324)	(3,060)	(1,060)

Recoveries:
Commercial	540	322	153	256	561
Commercial Real Estate	1	355	—	—	—
Agriculture	78	5	88	200	—
Residential Mortgage	22	—	—	—	—
Residential Construction	6	370	159	—	—
Consumer	178	233	319	324	208

Total Recoveries	825	1,285	719	780	769

Net (Charge-Offs) Recoveries	(5,791)	(13,008)	(12,605)	(2,280)	(291)

Balance at End of Year	$11,039	$11,916	$14,435	$10,876	$8,361

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(1.27%)	(2.65%)	(2.46%)	(0.47%)	(0.06%)

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the Loan Portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):
	December 31, 2010		December 31, 2009		December 31, 2008

	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$3,761	17.9%	$4,036	18.8%	$4,908	21.3%
Commercial Real Estate	1,957	41.7%	2,706	41.7%	3,548	38.5%
Agriculture	2,141	11.5%	1,681	11.2%	643	11.5%
Residential Mortgage	830	11.7%	735	11.2%	944	9.1%
Residential Construction	1,719	1.9%	1,611	3.2%	3,113	8.1%
Consumer	556	15.3%	506	13.9%	1,279	11.5%
Unallocated	75	—	641	—	—	—

Total	$11,039	100.0%	$11,916	100.0%	$14,435	100.0%

	December 31, 2007		December 31, 2006

	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Loans as a % of Total Loans
Loan Type:

Commercial	$2,855	22.5%	$1,978	20.4%
Commercial Real Estate	3,064	36.9%	2,586	32.4%
Agriculture	856	9.5%	1,100	9.3%
Residential Mortgage	372	8.2%	342	8.7%
Residential Construction	2,918	13.4%	1,490	19.8%
Consumer	703	9.5%	621	9.4%
Unallocated	108	—	244	—

Total	$10,876	100.0%	$8,361	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2010		2009		2008
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$181,689	—	$172,925	—	$173,332	—

Interest-Bearing Demand (NOW)	$141,816	0.28%	$127,769	0.47%	$128,690	0.72%

Savings and MMDAs	$197,464	0.59%	$172,610	0.78%	$171,465	1.01%

Time	$130,592	1.26%	$144,251	1.74%	$114,742	2.74%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2010:

Three months or less	$22,357

Over three months through twelve months	33,632

Over twelve months	12,865

Total	$68,854

Short-Term Borrowings

Short-term borrowings at December 31, 2010 and 2009 consisted of secured borrowings from the U.S. Treasury in the amounts of $1,529,000 and $813,000, respectively.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  At December 31, 2010, the Bank had no Federal Funds purchased.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2010, the Company had a current collateral borrowing capacity from the FHLB of $107,591,000.  The Company also has unsecured formal lines of credit totaling $24,000,000 with correspondent banks.

Long-Term Borrowings

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $9,000,000 and $11,000,000, respectively, at December 31, 2010 and 2009.  Such advances ranged in maturity from 0.5 years to 1.5 years at a weighted average interest rate of 4.06% at December 31, 2010.  Maturity ranged from 0.5 years to 2.5 years at a weighted average interest rate of 3.94% at December 31, 2009.  Average outstanding balances were $9,975,000 and $12,885,000, respectively, during 2010 and 2009.  The weighted average interest rate paid was 4.00% in 2010 and 3.87% in 2009.

Overview

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net income available to common shareholders for the year ended December 31, 2010, was $1.7 million, representing an increase of $3.5 million, or 190.6%, compared to net loss of $1.8 million for the year ended December 31, 2009.  The increase in net income is principally attributable to a $5.6 million decrease in the provision for loan losses, $0.4 million increase in other income and a decrease of $2.2 million in other operating expense, which was partially offset by a $1.8 million decrease in net interest income and a $2.9 million decrease in income tax benefit.

Total assets decreased by $10.4 million, or 1.4%, to $737.2 million as of December 31, 2010 compared to $747.6 million at December 31, 2009.  The decrease in total assets was mainly due to a $31.7 million decrease in net loans (including loans held-for-sale), a $7.4 decrease in cash and due from banks and a $3.0 million decrease in other assets, which was partially offset by a $31.5 million increase in investment securities.  Total deposits decreased $11.2 million, or 1.7%, to $640.3 million as of December 31, 2010 compared to $651.4 million at December 31, 2009.  Other borrowings decreased by $1.3 million, or 10.9%, to $10.5 million as of December 31, 2010 compared to $11.8 million at December 31, 2009.

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

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period.  The $1,785,000 decrease in the Bank’s net interest income in 2010 from 2009 was due to the effects of lower loan rates and volumes, lower loan fees, lower investment securities rates, lower Federal Funds volume and lower due from interest bearing account rates, which was partially offset by higher investment securities, and due from interest bearing account volumes and lower core deposit funding costs.  The $4,390,000 decrease in the Bank’s net interest income in 2009 from 2008 was due to the effects lower loan rates and volumes, lower loan fees, lower investment securities rates and lower Federal Funds and due from interest bearing account rates, which was partially offset by higher investment securities, Federal Funds and due from interest bearing account volumes and lower core deposit funding costs.  The “Analysis of Changes in Interest Income and Interest Expense” set forth on page 32 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume.  Another factor that affected the net interest income was the average earning asset to average total asset ratio.  This ratio was 92.1% in 2010, 89.8% in 2009 and 90.8% in 2008.

Interest income on loans (including loan fees) was $27,110,000 for 2010, representing a decrease of $3,410,000, or 11.2%, from $30,520,000 for 2009.  This compared to a decrease in 2009 of $4,557,000, or 13.0%, from $35,077,000 for 2008.  The decreased interest income on loans in 2010 over 2009 was the result of a 7.4% decrease in loan volume and a 14 basis point decrease in loan interest rates, combined with a decrease of approximately $633,000 in loan fees.  Loan fee comparisons were impacted by a net decrease in deferred loan fees and costs of $78,000 in 2010, and a net decrease of $164,000 in 2009.

Average outstanding federal funds sold fluctuated during this period, ranging from $0 in 2010 to $45,918,000 in 2009 and $26,808,000, in 2008.  There were no Federal Funds sold at December 31, 2010.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Federal Funds sold yields were 0.00%, 0.13%, and 1.94% for 2010, 2009 and 2008, respectively.

Average outstanding due from interest bearing accounts fluctuated during this period, ranging from $141,059,000 in 2010 to $36,302,000 in 2009 and $13,428,000, in 2008.  At December 31, 2010, due from interest bearing accounts were $129,194,000.  As with Federal Funds, due from interest bearing accounts are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Due from interest bearing account yields were 0.27%, 0.45%, and 4.15% for 2010, 2009 and 2008, respectively.

The average total level of investment securities increased $25,600,000 in 2010 to $89,890,000 from $64,290,000 in 2009 and increased $7,167,000 in 2009 to $64,290,000 from $57,123,000 in 2008.  The level of interest income attributable to investment securities increased to $2,428,000 in 2010 from $2,314,000 in 2009 and decreased to $2,314,000 in 2009 from $2,598,000 in 2008, due to the effects of interest rates and volume.  The Bank’s strategy for this period emphasized the use of the investment portfolio to partially offset the Bank’s decreased loan volume.  The Bank intends to continue to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide higher cash flow for reinvestment in a higher interest rate instrument.  Investment securities yields were 2.70%, 3.60%, and 4.55% for 2010, 2009 and 2008, respectively.

Total interest expense decreased to $3,606,000 in 2010 from $4,960,000 in 2009, and decreased to $4,960,000 in 2009 from $6,375,000 in 2008, representing a 27.3% decrease in 2010 over 2009 and a 22.2% decrease in 2009 over 2008.  The decrease in total interest expense from 2010 to 2009 was due to decreases in interest rates paid on deposits and decreases in the volume of deposits.  The decrease in total interest expense from 2009 to 2008 was due to decreases in interest rates paid on deposits, which was partially offset by increases in the volume of deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2010		2009		2008

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$181,689	27.9%	$172,925	28.0%	$173,332	29.5%

Interest-Bearing Demand (NOW)	141,816	21.8%	127,769	20.7%	128,690	21.9%

Savings and MMDAs	197,464	30.3%	172,610	28.0%	171,465	29.1%

Time	130,592	20.0%	144,251	23.3%	114,742	19.5%

Total	$651,561	100.0%	$617,555	100.0%	$588,229	100.0%

The three years ended December 31, 2010 have been characterized by decreasing interest rates.  Loan rates and deposit rates decreased in 2010, 2009 and 2008.  The net spread between the rate for total earning assets and the rate for total deposits and borrowed funds decreased 49 basis points in the period from 2010 to 2009 and decreased 78 basis points in the period from 2009 to 2008.

The Bank’s net interest margin (net interest income divided by average earning assets) was 3.82% in 2010, 4.39% in 2009, and 5.30% in 2008.  The decrease in net interest margin was due to decreasing loan rates which was only partially offset by lower deposit rates.  Going forward into the first half of 2011, it is Bank management’s belief that net interest income and net interest margin will continue to fluctuate due to the unstable rate environment.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses decreased to $4,914,000 in 2010 from $10,489,000 in 2009, primarily as a result of decreased charge-offs, decreased loan volumes and increased credit quality.  The amount of loans charged-off decreased in 2010 to $6,616,000 from $14,293,000 in 2009, and recoveries decreased to $825,000 in 2010 from $1,285,000 in 2009.  The decrease in charge-offs was due, for the most part, to a decrease in charge-offs of commercial loans, commercial real estate loans, agriculture loans, and residential construction loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2010 was 2.44% compared to 2.45% at December 31, 2009.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2010 was 90% compared to 68% at December 31, 2009.

The provision for loan losses decreased to $10,489,000 in 2009 from $16,164,000 in 2008, primarily as a result of decreased loan volumes, which was partially offset by increased charge-offs.  The amount of loans charged-off increased in 2009 to $14,293,000 from $13,324,000 in 2008, and recoveries increased to $1,285,000 in 2009 from $719,000 in 2008.  The increase in charge-offs was due, for the most part, to an increase in charge-offs of commercial loans, agriculture loans, and residential mortgage loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2009 was 2.45% compared to 2.71% at December 31, 2008.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2009 was 68% compared to 101% at December 31, 2008.

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held-for-sale, gains on other real estate owned, and other income.  Service charges on deposit accounts decreased $170,000 in 2010 over 2009 and decreased $237,000 in 2009 over 2008.  The decrease in 2010 was due, for the most part, to a decrease in service charges on regular and business checking accounts, partially offset by increases in analysis service charges and decreases in waived fees.  Realized gains on sale of investment securities increased $209,000 in 2010 over 2009 and decreased $115,000 in 2009 over 2008.  The increase in 2010 was primarily due to an increased number of securities sold, partially offset by a decrease in interest rates.  Net realized gains on loans held-for-sale increased $159,000 in 2010 over 2009 and increased $699,000 in 2009 over 2008.  The increase in 2010 was due, for the most part, to an increase in pricing of sold loans, partially offset by a decrease in sold loans.  Gains on other real estate owned increased $48,000 in 2010 over 2009 and decreased $98,000 in 2009 over 2008.  The increase in 2010 was due to an increased number of properties sold in 2010 compared to 2009.  Other income increased $355,000 in 2010 over 2009 and increased $508,000 in 2009 over 2008.  The increase in 2010 was due, for the most part, to increases in investment & brokerage income, signature based transaction fees, ATM fees and other miscellaneous income.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising, OREO expenses and write-downs and other expenses.  Other operating expenses decreased to $27,889,000 in 2010 from $30,068,000 in 2009, and increased to $30,068,000 in 2009 from $29,137,000 in 2008, representing a decrease of $2,179,000, or 7.3% in 2010 over 2009, and an increase of $931,000, or 3.2% in 2009 over 2008.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:
	2010 over 2009		2009 over 2008

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$(532)	(3.5%)	$(90)	(0.6%)
Occupancy and Equipment	(508)	(13.4%)	107	2.9%
Data Processing	(65)	(3.7%)	41	2.4%
Stationery and Supplies	(113)	(27.6%)	(62)	(13.2%)
Advertising	(169)	(23.7%)	(5)	(0.7%)
Directors Fees	(2)	(0.9%)	4	1.9%
OREO Expense and Write-downs	(738)	(47.6%)	(44)	(2.8%)
Other Expense	(52)	(0.8%)	980	18.6%

Total	$(2,179)	(7.2%)	$931	3.2%

In 2010, salaries and employee benefits decreased $532,000 to $14,847,000 from $15,379,000 for 2009.  This decrease was due, for the most part, to decreased regular salaries and commissions, which was partially offset by increases in profit sharing expense, workers’ compensation and deferred loan processing costs.  Decreases in occupancy and equipment expenses were due to decreases in rent expense and depreciation expense.  Decreases in data processing were due to a reduction in contract pricing.  Decreases in stationary and supplies were attributed to a decrease in the usage of office supplies.  Decreases in advertising costs were due to a decrease in printed materials and related costs.  Decreases in OREO expense and write-downs were due to lower expenses and write-downs related to foreclosed real estate properties.  The decrease in other expense was due, for the most part, to a decrease in FDIC assessments, accounting and audit fees and loan origination expense, which was partially offset by increases in sundry losses and loan collection expense.

In 2009, salaries and employee benefits decreased $90,000 to $15,379,000 from $15,469,000 for 2008.  This decrease was due, for the most part, to decreased regular salaries, stock compensation expense, workers’ compensation expense and retirement compensation expense, which was partially offset by increases in commissions and deferred loan processing costs.  Increases in occupancy and equipment expenses were due to increases in rent expense and solar equipment rental expense, which were partially offset by decreases in depreciation expense and utilities.  Increases in the data processing area were attributed to continued emphasis on Internet-related products and security services and network improvements.  Decreases in stationary and supplies were attributed to a decrease in the usage of office supplies.  Decreases in OREO expense and write-downs were due to lower expenses and write-downs related to foreclosed real estate properties.  The increase in other expense was due, for the most part, to an increase in FDIC assessments, which was partially offset by decreases in consulting fees, public relations expense and employee training.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings.  In 2010, the tax benefit decreased $2,851,000 to an expense of $7,000 from a benefit of $2,844,000 for 2009.  In 2009, the tax benefit decreased $791,000 to a benefit of $2,844,000 from a benefit of $3,635,000 for 2008.  Non-taxable municipal bond income was $684,000, $1,003,000 and $1,254,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2010, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 69.4% on December 31, 2010, 73.1% on December 31, 2009, and 88.8% on December 31, 2008.  At December 31, 2010 and 2009, the Bank’s ratio of core deposits to total assets was 77.5% and 74.2%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits under $100,000.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  The Bank’s liquidity position increased in 2010; management believes that the Bank’s liquidity position was adequate.  This is best illustrated by the change in the Bank’s net non-core and net short-term non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2010, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was – 8.94%, compared to – 4.63% in 2009.  The Bank’s net short-term non-core funding dependence ratio, non-core funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled – 12.55% at the end of 2010, compared to – 8.77% at year-end 2009.  These ratios indicated at December 31, 2010, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following table presents, as of December 31, 2010, the Company’s significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$531,321	$531,321	$—	$—	$—
Certificates of Deposit (a)	108,937	91,358	15,919	1,660	—
Short-Term Borrowings (a)	1,529	1,529	—	—	—
Long-Term Borrowings (b)	9,468	2,327	7,141	—	—
Operating Leases	5,189	1,219	2,269	1,345	356
Purchase Obligations	1,460	1,460	—	—	—
Total	$657,904	$629,214	$25,329	$3,005	$356

(a)	Excludes interest.
(b)	Includes interest on fixed rate obligations.

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

The Company’s borrowed funds consist of secured borrowings from the U.S. Treasury’s Treasury Tax and Loan Program.  These borrowings are collateralized by qualifying securities.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.

The following table details the amounts and expected maturities of commitments as of December 31, 2010 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$61,741	$46,137	$13,925	$158	$1,521
Commercial Real Estate	591	50	2	437	102
Agriculture	22,496	18,418	4,008	—	70
Residential Construction	1,104	1,020	—	—	84
Consumer	54,476	16,828	9,630	3,210	24,808
Commitments to sell loans	1,826	1,826	—	—	—
Standby Letters of Credit	3,739	3,739	—	—	—
Total	$145,973	$88,018	$27,565	$3,805	$26,585

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows (amounts in thousands):

	2010	2009

Undisbursed loan commitments	$140,408	$191,589
Standby letters of credit	3,739	3,572
Commitments to sell loans	1,826	3,179

	$145,973	$198,340
The Bank expects its liquidity position to remain strong in 2011 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year and, while the Bank did not experience a dramatic outflow of deposits, the potential of additional outflows still exists if the stock market improves.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2011.

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2010, stockholders’ equity totaled $79.6 million, an increase of $1.5 million from $78.1 million at December 31, 2009.  Net income available to common shareholders of $1.7 million was the primary factor contributing to the increase.  Also affecting capital in 2010 was paid in capital in the amount of $0.4 million resulting from employee stock purchases and stock plan accruals, which was partially offset by a decrease in other comprehensive income of $0.7 million, consisting of retirement plan equity adjustments and unrealized losses on investment securities available-for-sale.  The Bank’s Tier 1 Leverage Capital ratio at year-end 2010 was 9.7% and was 9.8% for 2009.

On June 21, 2009, the Company’s stock repurchase program expired.  The Company does not currently operate a stock repurchase program.  The Company’s previous stock purchase plan had allowed repurchases by the Company in an aggregate of up to 4.0% of the Company’s outstanding shares of common stock over each rolling twelve-month period.  Our ability to repurchase our shares is restricted due to our CPP participation. The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines.  The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information set forth on pages 56 through 100 in this Annual Report is incorporated herein by reference.

Financial Statements Filed:

Management’s Report	Page 53

Report of Independent Registered Public Accounting Firm	Page 54

Consolidated Balance Sheets as of December 31, 2010 and 2009	Page 55

Consolidated Statements of Operations for Years ended December 31, 2010, 2009, and 2008	Page 56

Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss) for Years ended December 31, 2010, 2009, and 2008	Page 57

Consolidated Statements of Cash Flows for Years ended December 31, 2010, 2009, and 2008	Page 59

Notes to Consolidated Financial Statements	Page 60

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2010.

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

/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Jeremiah Z. Smith

Jeremiah Z. Smith
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

March 21, 2011

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northern Community Bancorp and subsidiary as of December 31, 2010 and 2009, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Stockton, California
March 21, 2011

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2010 and 2009
(in thousands, except shares and share amounts)

	2010	2009
Assets

Cash and due from banks	$139,707	$147,076
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $35,009 and $29,194, respectively)	107,346	75,868
Loans (net of allowance for loan losses of $11,039 at December 31, 2010 and $11,916 at December 31, 2009)	442,015	474,378
Loans held-for-sale	2,345	1,640
Stock in Federal Home Loan Bank and other equity securities, at cost	2,823	2,506
Premises and equipment, net	8,035	7,397
Other real estate owned	2,682	3,518
Other assets	32,264	35,242

Total Assets	$737,217	$747,625

Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Demand	$180,382	$179,684
Interest-bearing transaction deposits	146,579	133,224
Savings and MMDAs	204,360	186,456
Time, under $100,000	40,083	55,013
Time, $100,000 and over	68,854	97,049

Total Deposits	640,258	651,426

FHLB advances and other borrowings	10,529	11,813
Accrued interest payable and other liabilities	6,834	6,293

Total Liabilities	657,621	669,532

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; 17,390 shares issued and outstanding in 2010 and 2009	16,944	16,822
Common stock, no par value; 16,000,000 shares authorized; 9,103,158 and 9,055,137 shares issued and outstanding in 2010 and 2009, respectively;	62,869	62,457
Additional paid-in capital	977	977
Accumulated deficit	(401)	(2,074)
Accumulated other comprehensive loss, net	(793)	(89)
Total Stockholders’ Equity	79,596	78,093

Total Liabilities and Stockholders’ Equity	$737,217	$747,625

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts)
	2010	2009	2008
Interest and dividend income:
Interest and fees on loans	$27,110	$30,520	$35,077
Federal funds sold	—	58	519
Due from interest bearing accounts	380	164	557
Investment securities:
Taxable	1,744	1,311	1,344
Non-taxable	684	1,003	1,254
Other earning assets	9	10	120
Total interest and dividend income	29,927	33,066	38,871
Interest expense:
Time deposits $100,000 and over	1,183	1,651	2,056
Other deposits	2,024	2,810	3,747
Other borrowings	399	499	572
Total interest expense	3,606	4,960	6,375
Net interest income	26,321	28,106	32,496
Provision for loan losses	4,914	10,489	16,164
Net interest income after provision
for loan losses	21,407	17,617	16,332
Other operating income:
Service charges on deposit accounts	3,327	3,497	3,734
Net gain on sale of available-for-sale securities	663	454	569
Net gain on sale of loans held-for-sale	1,113	954	255
Net gain on sale of other real estate owned	52	4	102
Other income	3,999	3,644	3,136
Total other operating income	9,154	8,553	7,796
Other operating expenses:
Salaries and employee benefits	14,847	15,379	15,469
Occupancy and equipment	3,281	3,789	3,682
Data processing	1,691	1,756	1,715
Stationery and supplies	296	409	471
Advertising	543	712	717
Directors fees	213	215	211
OREO expense and write-downs	811	1,549	1,593
Other	6,207	6,259	5,279
Total other operating expenses	27,889	30,068	29,137
Income (loss) before income tax (benefit) expense	2,672	(3,898)	(5,009)
Provision (benefit) for income tax	7	(2,844)	(3,635)
Net income (loss)	2,665	(1,054)	(1,374)
Preferred stock dividends and accretion	(992)	(792)	—
Net income (loss) available to common shareholders	$1,673	$(1,846)	$(1,374)
Basic income (loss) per share	$0.19	$(0.21)	$(0.15)
Diluted income (loss) per share	$0.19	$(0.21)	$(0.15)

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share data)

							Retained	Accumulated
						Additional	Earnings /	Other
	Preferred Stock		Common Stock		Comprehensive	Paid-in	(Accumulated	Comprehensive
	Shares	Amounts	Shares	Amounts	Income	Capital	Deficit)	(Loss) / Income	Total

Balance at December 31, 2007	—	$—	8,177,981	$50,956		$977	$12,209	$(167)	$63,975

Cumulative effect of adoption of accounting for split dollar life insurance							(158)		(158)
Comprehensive income:
Net loss					$(1,374)		(1,374)		(1,374)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the current period, net of tax effect of $62					92
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $228					(341)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $306					459
Total other comprehensive income, net of tax effect of $140					210			210	210
Comprehensive income					$(1,164)
6% stock dividend			488,234	8,642			(8,642)		—
Cash in lieu of fractional shares							(9)		(9)
Stock-based compensation and related tax benefits				519					519
Common shares issued, stock options exercised, net of swapped shares			57,910	225					225
Stock repurchase and retirement			(85,415)	(1,359)					(1,359)
Balance at December 31, 2008	—	$—	8,638,710	$58,983		$977	$2,026	$43	$62,029
Comprehensive income:
Net loss					$(1,054)		(1,054)		(1,054)
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the current period, net of tax effect of $134					200
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $182					(272)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $40					(60)
Total other comprehensive loss, net of tax effect of $88					(132)			(132)	(132)
Comprehensive loss					$(1,186)
Issuance of preferred stock	17,390	16,726							16,726
Issuance of common stock warrants				664					664
4% stock dividend			346,011	2,249			(2,249)		—
Dividend on preferred stock							(696)		(696)
Discount accretion on preferred stock		96					(96)		—
Cash in lieu of fractional shares							(5)		(5)
Stock-based compensation and related tax benefits				345					345
Common shares issued, stock options exercised, net of swapped shares			70,416	216					216
Balance at December 31, 2009	17,390	$16,822	9,055,137	$62,457		$977	$(2,074)	$(89)	$78,093

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share data)
(Continued)

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Comprehensive	Paid-in	Accumulated	Comprehensive
	Shares	Amounts	Shares	Amounts	Income	Capital	Deficit	Loss	Total

Balance at December 31, 2009	17,390	$16,822	9,055,137	$62,457		$977	$(2,074)	$(89)	$78,093
Comprehensive income:
Net income					$2,665		2,665		2,665
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the current period, net of tax effect of $112					(167)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $265					(398)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $93					(139)
Total other comprehensive loss, net of tax effect of $470					(704)			(704)	(704)
Comprehensive income					$1,961
Dividend on preferred stock							(870)		(870)
Discount accretion on preferred stock		122					(122)		—
Stock-based compensation and related tax benefits				268					268
Common shares issued, stock options exercised			48,021	144					144
Balance at December 31, 2010	17,390	$16,944	9,103,158	$62,869		$977	$(401)	$(793)	$79,596

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(in thousands)
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,665	$(1,054)	$(1,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,914	10,489	16,164
Stock plan accruals	268	336	497
Tax benefit for stock options	—	9	22
Depreciation and amortization	784	940	1,045
Accretion and amortization, net	1,172	621	(47)
Net gain on sale of available-for-sale securities	(663)	(454)	(569)
Net gain on sale of loans held-for-sale	(1,113)	(954)	(255)
Net gain on sale of OREO properties	(52)	(4)	(102)
Write-downs of OREO properties	689	1,208	1,484
Net (gain) loss on sale of bank premises and equipment	(43)	10	19
Provision for (benefit from) deferred income taxes	55	(1,316)	(2,162)
Proceeds from sales of loans held-for-sale	73,769	105,479	35,816
Originations of loans held-for-sale	(73,361)	(103,973)	(36,410)
Decrease in deferred loan origination fees and costs, net	(78)	(164)	(539)
Decrease (increase) in accrued interest receivable and other assets	3,162	(4,702)	(824)
Increase (decrease) in accrued interest payable and other liabilities	541	497	(1,621)
Net cash provided by operating activities	12,709	6,968	11,144
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	16,288	3,075	9,992
Proceeds from sales of available-for-sale securities	37,539	27,866	32,764
Principal repayments on available-for-sale securities	12,453	9,389	4,010
Purchase of available-for-sale securities	(99,210)	(74,379)	(13,822)
Net increase in other interest earnings assets	(317)	(195)	(112)
Net decrease (increase) in loans	24,980	28,252	(41,417)
Purchases of bank premises and equipment, net	(1,379)	(727)	(812)
Proceeds from sale of OREO	2,746	3,659	1,924
Net cash used in investing activities	(6,900)	(3,060)	(7,473)
Cash flows from financing activities:
Net (decrease) increase in deposits	(11,168)	66,708	(37,953)
Proceeds from issuance of preferred stock	—	16,726	—
Proceeds from issuance of common stock warrants	—	664	—
Net (decrease) increase in FHLB advances and other borrowings	(1,284)	(6,446)	2,427
Dividends on preferred stock	(870)	(696)	—
Cash dividends paid in lieu of fractional shares	—	(5)	(9)
Common stock issued	144	216	225
Tax benefit for stock options	—	(9)	(22)
Repurchase of common stock	—	—	(1,359)
Net cash (used in) provided by financing activities	(13,178)	77,158	(36,691)
Net (decrease) increase in cash and cash equivalents	(7,369)	81,066	(33,020)
Cash and cash equivalents at beginning of year	147,076	66,010	99,030
Cash and cash equivalents at end of year	$139,707	$147,076	$66,010

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008 (in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (“Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer and El Dorado Counties.  All intercompany transactions between the Company and the Bank have been eliminated in consolidation.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates applied in the preparation of the accompanying consolidated financial statements.  For the Company, the most significant accounting estimates are the allowance for loan losses and deferred tax asset realization.  See footnote (1)(e) and (1)(j).  A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

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

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each consolidated financial statement date, management assesses each investment to determine if investments are impaired and if the impairment is other than temporary. This assessment includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income (loss).

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

Gain recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale.  Under certain circumstances, revenue recognition may be deferred until these criteria are met.

The Bank held other real estate owned (“OREO”) net of valuation allowance in the amount of $2,682 and $3,518 as of December 31, 2010 and 2009, respectively.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2010, 2009 and 2008 for cash proceeds equal to the fair value of the loans.

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

The Company had mortgage loans held-for-sale of $2,345 and $1,640 at December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, the Company serviced real estate mortgage loans for others of $211,124 and $189,025, respectively.

Mortgage servicing rights as of December 31, 2010 were $1,367.  The balance as of December 31, 2009 was $1,273.  Mortgage servicing rights are included in Other assets.

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

In 2002, the Bank made a $2,355 equity investment in a partnership, which owns low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits.  In 2004, the Bank transferred the amortized cost of the equity investment to a similar equity investment partnership which owns low-income affordable housing projects that generate tax benefits in the form of federal and state tax credits.  In 2008, 2009 and 2010 the Bank made equity investments totaling $1,000 in a partnership which owns low-income affordable housing projects that generate tax benefits in the form of federal and state tax credits.  As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits.  The federal and state income tax credits are earned over a 10-year period as a result of the investment property meeting certain criteria and are subject to recapture for non-compliance with such criteria over a 15-year period.  The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns.  These investments are accounted for using the effective yield method and are recorded in other assets on the balance sheet.  Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company.  The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company.  Any expected residual value of the investment was excluded from the effective yield calculation.  Cash received from operations of the limited partnership or sale of the property, if any, will be included in earnings when realized or realizable.

(k)	Stock Option Plan

The Company accounts for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options.  The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over their requisite service period (generally the vesting period).  The fair value of options granted is determined on the date of the grant using a Black-Sholes-Merton pricing model.  The Company issues new shares of common stock upon the exercise of stock options.  See Note 13 of Notes to Consolidated Financial Statements (page 89).

(l)	Earnings (Loss) Per Share (“EPS”)

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  See Note 10 of Notes to Consolidated Financial Statements (page 87).

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

(o)	Impact of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) amended FASB Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.”  The new authoritative accounting guidance amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The Company adopted the new authoritative accounting guidance under ASC Topic 860 on January 1, 2010.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

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

In July 2010, FASB amended FASB ASC Topic 310, “Receivables.”  This amendment modifies the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010.  Adoption of the new guidance did not have a significant impact on the Company’s financial statements.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the adoption of the remainder of this amendment to have a significant impact on its financial statements.

In January 2011, FASB issued Accounting Standards Update (“ASU”) 2011-01.  This update temporarily delays the effective date of the disclosures about troubled debt restructurings required in FASB ASC Topic 310, “Receivables.”  The effective date of the disclosures about troubled debt restructurings for public entities is currently anticipated to be effective for interim and annual periods ending after June 15, 2011.

(p)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2010 and 2009.  The Bank has met its average reserve requirements during 2010 and 2009 and the minimum required balance at December 31, 2010 and 2009.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2010 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$4,225	$1	$—	$4,226
Securities of U.S. government agencies and corporations	40,937	63	(225)	40,775
Obligations of states and political subdivisions	20,663	103	(721)	20,045
Mortgage-backed securities	42,313	177	(190)	42,300

Total debt securities	$108,138	$344	$(1,136)	$107,346

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2009 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$253	$—	$—	$253
Securities of U.S. government agencies and corporations	4,353	—	(18)	4,335
Obligations of states and political subdivisions	23,374	308	(266)	23,416
Mortgage-backed securities	47,737	213	(86)	47,864

Total debt securities	$75,717	$521	$(370)	$75,868

Gross realized gains from sales of available-for-sale securities were $672, $454 and $666 for the years ended December 31, 2010, 2009 and 2008, respectively.  Gross realized losses from sales of available-for-sale securities were $9, $-0- and $97 for the years ended December 31, 2010, 2009 and 2008, respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2010, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Due in one year or less	$16,535	$16,573
Due after one year through five years	61,540	61,445
Due after five years through ten years	15,738	15,613
Due after ten years	14,325	13,715

	$108,138	$107,346

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities totaling $42,254.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2010, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Securities of U.S. government agencies and corporations	$11,847	$(225)	$—	$—	$11,847	$(225)

Obligations of states and political subdivisions	12,631	(620)	1,084	(101)	13,715	(721)

Mortgage-backed securities	26,186	(190)	—	—	26,186	(190)

Total	$50,664	$(1,035)	$1,084	$(101)	$51,748	$(1,136)

No decline in value was considered “other-than-temporary” during 2010.  Sixty eight securities that had a fair value of $50,664 and a total unrealized loss of $1,035 have been in an unrealized loss position for less than twelve months as of December 31, 2010.  In addition, three securities with a fair market value of $1,084 and a total unrealized loss of $101 that have been in an unrealized loss position for more than twelve months as of December 31, 2010.  As the Company does not intend to sell the securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

No decline in value was considered “other-than-temporary” during 2009.  Thirty five securities that had a fair value of $25,246 and a total unrealized loss of $258 have been in an unrealized loss position for less than twelve months as of December 31, 2009.  In addition, three securities with a fair market value of $951 and a total unrealized loss of $112 that have been in an unrealized loss position for more than twelve months as of December 31, 2009.  As the Company does not intend to sell the securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

Investment securities carried at $35,009 and $29,194 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, at December 31, is as follows:

	2010	2009

Commercial	$82,815	$93,581
Commercial Real Estate	186,405	200,591
Agriculture	53,040	55,091
Residential Mortgage	52,347	53,918
Residential Construction	10,246	17,060
Consumer	68,374	66,305

	453,227	486,546
Allowance for loan losses	(11,039)	(11,916)
Net deferred origination fees and costs	(173)	(252)

Loans, net	$442,015	$474,378

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

As of December 31, 2010, approximately 41% of the Company’s loans are for commercial real estate, which consists of construction and land development loans and real estate loans.  Approximately 12% of the Company’s loans are residential mortgage loans.  Approximately 2% of the Company’s loans are residential construction loans.  Approximately 30% of the Company’s loans are for general commercial uses including professional, retail, agriculture and small businesses.  Approximately 15% of the Company’s loans are consumer loans.

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

Loans that were sold and were being serviced by the Company totaled approximately $211,125 and $189,025 at December 31, 2010 and 2009, respectively.

Loans in the amount of $329,509 and $342,219 at December 31, 2010 and 2009, respectively, were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan category, at December 31, are as follows:

	2010	2009

Commercial	$1,817	$3,875
Commercial Real Estate	5,864	5,669
Agriculture	1,752	3,188
Residential Mortgage	2,301	1,370
Residential Construction	272	3,413
Consumer	268	99

	$12,274	$17,614

Non-accrual loans amounted to $12,274 at December 31, 2010 and were comprised of seven residential mortgage loans totaling $2,301, four residential construction loans totaling $272, nine commercial real estate loans totaling $5,864, one agricultural loan totaling $1,752, ten commercial loans totaling $1,817 and five consumer loans totaling $268.  At December 31, 2009, non-accrual loans amounted to $17,614 and were comprised of four residential mortgage loans totaling $1,370, fifteen residential construction loans totaling $3,413, seven commercial real estate loans totaling $5,669, two agricultural loans totaling $3,188, eight commercial loans totaling $3,875 and one consumer loan totaling $99.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

If interest on non-accrual loans had been accrued, such interest income would have approximated $642, $965 and $1,501 during the years ended December 31, 2010, 2009 and 2008, respectively.  The average outstanding balance of non-accrual loans was approximately $14,582, $15,064 and $14,351, on which $218, $96 and $181 of interest income was recognized for the years ended December 31, 2010, 2009 and 2008, respectively.

An age analysis of past due loans, segregated by loan category, as of December 31, 2010 was as follows:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
Commercial	$1,606	$193	$228	$2,027	$80,788	$82,815
Commercial Real Estate	1,270	1,974	3,767	7,011	179,394	186,405
Agriculture	—	—	1,751	1,751	51,289	53,040
Residential Mortgage	749	—	1,326	2,075	50,272	52,347
Residential Construction	462	—	63	525	9,721	10,246
Consumer	421	88	242	751	67,623	68,374
Total	$4,508	$2,255	$7,377	$14,140	$439,087	$453,227

The Company had no loans 90 days past due and still accruing at December 31, 2010 and 2009.

Impaired Loans

Impaired loans, segregated by loan category, as of December 31, 2010 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,725	$1,660	$1,334	$2,994	$89	$2,507
Commercial Real Estate	7,414	5,864	1,224	7,088	22	8,518
Agriculture	2,785	1,752	383	2,135	41	2,834
Residential Mortgage	6,544	2,123	3,910	6,033	543	5,752
Residential Construction	2,058	272	1,349	1,621	575	2,599
Consumer	312	258	36	294	12	308
Total	$22,838	$11,929	$8,236	$20,165	$1,282	$22,518

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due.  Non- performing impaired loans totaled approximately $12,274 and $17,614 at December 31, 2010 and 2009, respectively, and had related valuation allowances of approximately $95 and $130 at December 31, 2010 and 2009, respectively.  The average outstanding balance of non-performing impaired loans was approximately $14,582 and $15,064 for the years ended December 31, 2010 and 2009, respectively.  Performing impaired loans are restructured loans in compliance with modified terms and totaled $7,891, $9,984 and $2,682 at December 31, 2010, 2009 and 2008 respectively, and had related valuation allowances of approximately $1,187, $707 and $237 at December 31, 2010, 2009 and 2008, respectively.  The average outstanding balance of performing impaired loans was approximately $7,936 and $6,216 for the years ended December 31, 2010 and 2009, respectively.

Credit Quality Indicators

All new loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State regulatory agencies; a 5 shall equate to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and 8 equates to a Loss.  General definitions for each risk rating are as follows:

Risk Rating “1” – Pass (High Quality):  This category is reserved for loans fully secured by Company CD’s or savings and properly margined (as defined in the Company’s Credit Policy) and actively traded securities (including stocks, as well as corporate, municipal and U.S. Government bonds).

Risk Rating “2” – Pass (Above Average Quality):  This category is reserved for borrowers with strong balance sheets that are well structured with manageable levels of debt and good liquidity.  Cash flow is sufficient to service all debt, including the Company’s, as agreed.  Historical earnings, cash flow, and payment performance have all been strong and trends are positive and consistent.  Collateral protection is better than the Company’s Credit Policy guidelines.

Risk Rating “3” – Pass (Average Quality):  Credits within this category are considered to be of average, but acceptable, quality.  Loan characteristics, including term and collateral advance rates, meet the Company’s Credit Policy guidelines; unsecured lines to borrowers with above average liquidity and cash flow may be considered for this category; the borrower’s financial strength is well documented, with adequate, but consistent, cash flow to meet all obligations.  Liquidity should be sufficient and leverage should be moderate. Monitoring of collateral may be required, including a borrowing base or construction budget.  Alternative financing is typically available.

Risk Rating “4” – Pass (Below Average Quality):  Credits within this category are considered sound, but merit additional attention due to industry concentrations within the borrower’s customer base, problems within their industry, deteriorating financial or earnings trends, declining collateral values, increased frequency of past due payments and/or overdrafts, discovery of documentation deficiencies which may impair our borrower’s ability to repay, or the Company’s ability to liquidate collateral.  Financial performance is average but inconsistent.  There also may be changes of ownership, management or professional advisors, which could be detrimental to the borrower’s future performance.

Risk Rating “5” – Special Mention (Criticized):  Loans in this category are currently protected by their collateral value and have no loss potential identified, but have potential weaknesses which may, if not monitored or corrected, weaken our ability to collect payments from the borrower or satisfactorily liquidate our collateral position.  Loans where terms have been modified due to their failure to perform as agreed may be included in this category.  Adverse trends in the borrower’s operation, such as reporting losses or inadequate cash flow, increasing and unsatisfactory leverage, or an adverse change in economic or market conditions may have weakened the borrower’s business and impaired their ability to repay based on original terms.  The condition or value of the collateral has deteriorated to the point where adequate protection for our loan may be jeopardized in the future. Loans in this category are in transition and, generally, do not remain in this category beyond 12 months.  During this time, efforts are focused on strategies aimed at upgrading the credit or locating alternative financing.

Risk Rating “6” – Substandard (Classified):  Loans in this category are inadequately protected by the borrower’s net worth, capacity to repay or collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt.  There exists a strong possibility of loss if the deficiencies are not corrected.  Loans that are dependent on the liquidation of collateral to repay are included in this category, as well as borrowers in bankruptcy or where legal action is required to effect collection of our debt.

Risk Rating “7” – Doubtful (Classified):  Loans in this category indicate all of the weaknesses of a Substandard classification, however, collection of loan principal, in full, is highly questionable and improbable; possibility of loss is very high, but there is still a possibility that certain collection strategies may, yet, be successful, rendering a definitive loss difficult to estimate, at this time.  Loans in this category are in transition and, generally, do not remain in this category more than 6 months.

Risk Rating “8” – Loss (Classified):

Active Charge-Off.  Loans in this category are considered uncollectible and of such little value that their removal from the Company’s books is required.  The charge-off is pending or already processed.  Collateral positions have been or are in the process of being liquidated and the borrower/guarantor may or may not be cooperative in repayment of the debt.  Recovery prospects are unknown at this time, but we are still actively engaged in the collection of the loan.

Inactive Charge-Off.  Loans in this category are considered uncollectible and of such little value that their removal from the Company’s books is required.  The charge-off is pending or already processed.  Collateral positions have been liquidated and the borrower/guarantor has nothing of any value remaining to apply to the repayment of our loan.  Any further collection activities would be of little value.

The following table presents weighted average risk grades and total loans by loan category as of December 31, 2010.

	Weighted Average Risk Grade	Total Loans

Commercial	4.03	$82,815
Commercial Real Estate	3.78	186,405
Agriculture	3.80	53,040
Residential Mortgage	3.44	52,347
Residential Construction	4.56	10,246
Consumer	3.35	68,374

		$453,227

Allowance for Loan Losses
The following table details activity in the allowance for loan losses by loan category for the year ended December 31, 2010.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Beginning balance	$4,036	$2,706	$1,681	$735	$1,611	$506	$641	$11,916
Provision for loan losses	1,115	741	1,118	788	932	786	(566)	4,914

Charge-offs	(1,930)	(1,491)	(736)	(715)	(830)	(914)	—	(6,616)
Recoveries	540	1	78	22	6	178	—	825
Net charge-offs	(1,390)	(1,490)	(658)	(693)	(824)	(736)	—	(5,791)
Ending Balance	3,761	1,957	2,141	830	1,719	556	75	11,039
Period-end amount allocated to:
Loans individually evaluated for impairment	89	22	41	543	575	12	—	1,282
Loans collectively evaluated for impairment	3,672	1,935	2,100	287	1,144	544	75	9,757
Ending Balance	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Balance, beginning of year	$14,435	$10,876
Provision for loan losses	10,489	16,164
Loans charged-off	(14,293)	(13,324)
Recoveries of loans previously charged-off	1,285	719

Balance, end of year	$11,916	$14,435

The Company’s investment in loans as of December 31, 2010 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
Loans individually evaluated for impairment	$2,994	$7,088	$2,135	$6,033	$1,621	$294	$20,165
Loans collectively evaluated for impairment	79,821	179,317	50,905	46,314	8,625	68,080	433,062
Ending Balance	$82,815	$186,405	$53,040	$52,347	$10,246	$68,374	$453,227

Loans individually evaluated for impairment and collectively evaluated for impairment were $27,598 and $458,948, respectively, as of December 31, 2009.  Loans individually evaluated for impairment and collectively evaluated for impairment were $16,227 and $515,592, respectively, as of December 31, 2008.

(5)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2010	2009

Land	$3,042	$2,718
Buildings	5,947	5,086
Furniture and equipment	10,659	10,726
Leasehold improvements	1,971	1,916

	21,619	20,446
Less accumulated depreciation and amortization	13,584	13,049

	$8,035	$7,397

Depreciation and amortization expense, included in occupancy and equipment expense, was $784, $940 and $1,045 for the years ended December 31, 2010, 2009 and 2008, respectively.

(6)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2010	2009

Accrued interest	$2,486	$2,528
Software, net of amortization	190	209
Officer’s Life Insurance	11,889	11,481
Prepaid and other	6,094	9,646
Investment in Limited Partnerships	2,003	2,191
Deferred tax assets, net (see Note 9)	9,602	9,187

	$32,264	$35,242

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, was $158, $212 and $241 for the years ended December 31, 2010, 2009 and 2008, respectively.

(7)	Fair Value Measurement

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and trading securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets.  These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At December 31, 2010 there were no loans held-for-sale that required a write-down.

Impaired Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009.

December 31, 2010	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$4,226	$4,226	$—	$—
Securities of U.S. government
agencies and corporations	40,775	40,775	—	—
Obligations of states and
political subdivisions	20,045	—	20,045	—
Mortgage-backed securities	42,300	—	42,300	—

Total investments at fair value	$107,346	$45,001	$62,345	$—

December 31, 2009	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$253	$253	$—	$—
Securities of U.S. government
agencies and corporations	4,335	4,335	—	—
Obligations of states and
political subdivisions	23,416	—	23,416	—
Mortgage-backed securities	47,864	—	47,864	—

Total investments at fair value	$75,868	$4,588	$71,280	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market where fair value is below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2010 and 2009.

December 31, 2010	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$7,807	$—	$—	$7,807	$(2,578)
Other real estate owned	1,517	—	—	1,517	(689)
Loan servicing rights	1,367	—	—	1,367	(69)

Total assets at fair value	$10,691	$—	$—	$10,691	$(3,336)

December 31, 2009	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$9,207	$—	$—	$9,207	$(6,422)
Other real estate owned	3,518	—	—	3,518	(1,208)
Loan servicing rights	1,273	—	—	1,273	(192)

Total assets at fair value	$13,998	$—	$—	$13,998	$(7,822)

(8)	Supplemental Compensation Plans

EXECUTIVE SALARY CONTINUATION PLAN

Pension Benefit Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  The plan provides defined benefit levels between $50 and $125 depending on responsibilities at the Bank.  The retirement benefits are paid for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service.

Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently three participants in the plan.

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2010	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$2,177	$1,900	$2,310
Service cost	111	72	133
Interest cost	122	110	119
Amendments	21	—	—
Plan loss (gain)	346	149	(608)
Benefits Paid	(54)	(54)	(54)
Benefit obligation at end of year	2,723	2,177	1,900

Change in plan assets
Employer Contribution	54	54	54
Benefits Paid	(54)	(54)	(54)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(2,723)	$(2,177)	$(1,900)
Unrecognized net plan loss (gain)	4	(357)	(537)
Unrecognized prior service cost	605	671	759
Net amount recognized	$(2,114)	$(1,863)	$(1,678)

Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability	$(2,723)	$(2,177)	$(1,900)
Intangible asset	—	—	—
Accumulated other comprehensive income	609	314	222
Net amount recognized	$(2,114)	$(1,863)	$(1,678)

	For the Year Ended December 31,
	2010	2009	2008

Components of net periodic benefit cost
Service cost	$111	$72	$133
Interest cost	122	110	119
Amortization of prior service cost	87	87	87
Net periodic benefit cost	320	269	339
Additional amounts recognized	(15)	(31)	(2)
Total benefit cost	$305	$238	$337

Additional Information
Minimum benefit obligation at year end	$2,723	$2,177	$1,900
Increase (decrease) in minimum liability included in other comprehensive income	$295	$92	$(693)

Assumptions used to determine benefit obligations at December 31	2010	2009	2008

Discount rate used to determine net periodic benefit cost for years ended December 31	5.40%	5.60%	5.60%

Discount rate used to determine benefit obligations at December 31	5.00%	5.40%	5.60%

Future salary increases	4.00%	4.00%	4.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $54 in benefit payments during fiscal 2010. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2011	$176
2012	176
2013	176
2014	188
2015	226
2016-2020	1,366

Disclosure of settlements and curtailments:

There were no events during fiscal 2010 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2010	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$597	$540	$539
Service cost	35	44	58
Interest cost	33	32	31
Plan loss (gain)	(53)	(4)	(73)
Benefits paid	(15)	(15)	(15)
Benefit obligation at end of year	$597	$597	$540

Change in plan assets
Employer contribution	$15	$15	$15
Benefits paid	(15)	(15)	(15)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(597)	$(597)	$(540)
Unrecognized net plan loss	(79)	(26)	(22)
Net amount recognized	$(676)	$(623)	$(562)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(597)	$(597)	$(540)
Accumulated other comprehensive income	(79)	(26)	(22)
Net amount recognized	$(676)	$(623)	$(562)

	For the Year Ended December 31,
	2010	2009	2008

Components of net periodic benefit cost
Service cost	$35	$44	$58
Interest cost	33	32	31
Recognized actuarial (gain)loss	—	—	—
Net periodic benefit cost	68	76	89
Additional amounts recognized	—	—	—
Total benefit cost	$68	$76	$89

Additional Information
Minimum benefit obligation at year end	$597	$597	$540
(Decrease) increase in minimum liability included in other comprehensive loss	$(53)	$(4)	$(73)

Assumptions used to determine benefit obligations at December 31	2010	2009	2008

Discount rate used to determine net periodic benefit cost for years ended December 31	5.30%	5.50%	5.40%

Discount rate used to determine benefit obligations at December 31	4.90%	5.30%	5.50%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $15 in benefit payments during fiscal 2010. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2011	$15
2012	8
2013	16
2014	30
2015	44
2016-2020	331

Disclosure of settlements and curtailments:

There were no events during fiscal 2010 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the life of the officer.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2010 and 2009 totaled $2,026 and $1,957, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan during the years ended December 31, 2010 and 2009 totaled $58 and $58, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2010, 2009 and 2008 totaled $58, $58, and $59, respectively.  On December 30, 2010, an executive retired and became a director.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN.

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the life of the director.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2010 and 2009 totaled $108 and $104, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan during the years ended December 31, 2010 and 2009 totaled $1 and $3, respectively.  The expenses for the 2001 Director Deferral Plan for the years ended December 31, 2010, 2009 and 2008 totaled $1, $1 and $1, respectively.

(9)	Income Taxes

The provision (benefit) for income tax expense consists of the following for the years ended December 31:

	2010	2009	2008
Current:
Federal	$(60)	$(1,683)	$(1,464)
State	12	155	(9)

	(48)	(1,528)	(1,473)
Deferred:
Federal	(87)	(566)	(1,365)
State	142	(750)	(797)

	55	(1,316)	(2,162)

	$7	$(2,844)	$(3,635)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 consist of:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$4,848	$5,271
Deferred compensation	509	484
Retirement compensation	1,141	1,016
Stock option compensation	815	770
Post retirement benefits	212	120
Current state franchise taxes	—	1
Non-accrual interest	59	18
Investment securities unrealized losses	317	—
Net operating loss	734	784
Tax credit carryovers	2,859	2,823
Other	432	441

Deferred tax assets	11,926	11,728

Deferred tax liabilities:
Fixed assets	1,252	1,397
FHLB dividends	260	260
Tax credit – loss on pass-through	314	332
Deferred loan costs	476	479
Investment securities unrealized gains	—	61
Current state franchise benefit	9	—
Other	13	12

Total deferred tax liabilities	2,324	2,541

Net deferred tax assets (see Note 6)	$9,602	$9,187

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2010, the Company had approximately $10,300 of state net operating loss carry forwards expiring on various dates ranging from 2028 through 2029 and $2,900 of tax credit carry forwards expiring on various dates ranging from 2027 through 2030.

    A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2010	2009	2008

Income tax expense (benefit) at statutory rates	$908	$(1,325)	$(1,703)
Reduction for tax exempt interest	(290)	(397)	(495)
State franchise tax, net of federal benefit	102	(393)	(532)
Cash surrender value of life insurance	(139)	(143)	(141)
Solar credit amortization	(387)	(465)	(578)
Other	(187)	(121)	(186)

	$7	$(2,844)	$(3,635)

Accounting for Uncertainty in Income Taxes

During 2010 the Company recognized an increase for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$227
Additions for tax positions taken in the current period	—
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	12
Reductions for tax positions taken in prior years	(6)
Decreases related to settlements with taxing authorities	(110)
Decreases as a result of a lapse in statue of limitations	—

Balance at December 31, 2010	$123

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2011.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2010, unrecognized interest and penalties were $42.  The tax years ended December 31, 2009, 2008 and 2007 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2009, 2008, 2007 and 2006 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

(10)	Outstanding Shares and Earnings (Loss) Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits.

Earnings (Loss) Per Share

	2010	2009	2008
Basic earnings (loss)per share:

Net income (loss)	$2,665	$(1,054)	$(1,374)
Preferred stock dividend and accretion	(992)	(792)	—
Net income (loss) available to common shareholders	$1,673	$(1,846)	$(1,374)

Weighted average common shares outstanding	9,016,990	8,973,402	8,931,906

Basic earnings (loss) per share	$0.19	$(0.21)	$(0.15)

Diluted earnings (loss) per share:

Net income (loss)	$2,665	$(1,054)	$(1,374)
Preferred stock dividend and accretion	(992)	(792)	—
Net income (loss) available to common shareholders	$1,673	$(1,846)	$(1,374)
Net (loss) income available to common shareholders
Weighted average common shares outstanding	9,016,990	8,973,402	8,931,906

Effect of dilutive options	1,583	—	—

Adjusted weighted average common shares outstanding	9,018,573	8,973,402	8,931,906

Diluted earnings (loss) per share	$0.19	$(0.21)	$(0.15)
Basic and diluted earnings (loss) per share for the years ended December 31, were computed as follows:

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 492,390 shares, 424,954 shares and 218,619 shares for the year ended December 31, 2010, 2009 and 2008, respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

Pursuant to the terms of our participation in the Capital Purchase Program (“CPP”), our ability to declare or pay dividends on any of our shares is limited by the U.S. Treasury.  Specifically, we are unable to declare dividend payments on common shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Preferred Shares.  Further, we are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared prior to March 13, 2009 without the U.S. Treasury’s approval (but does not affect our ability to declare and pay stock dividends) unless all of the Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  In addition, our ability to repurchase our shares is restricted.  The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  Further, common shares, junior preferred shares or pari passu preferred shares may not be repurchased if we are in arrears on the payment of Preferred Share dividends.  Finally, the terms of the UST Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law.

(11)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $3,470, $4,398 and $3,263 at December 31, 2010, 2009 and 2008, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2010	2009	2008

Outstanding balance, beginning of year	$526	$2,823	$2,699
Credit granted	438	741	506
Repayments / Reductions	(431)	(3,038)	(382)

Outstanding balance, end of year	$533	$526	$2,823

(12)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of operations, were $183, $-0- and $-0- in 2010, 2009 and 2008, respectively.

(13)	Stock Compensation Plans

As of December 31, 2010, the Company has the following share-based compensation plans:

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

Stock option and restricted stock activity for the Company’s Stock Incentive Plan during the years indicated is as follows:

	Stock Options
	Number of shares	Weighted average exercise price

Balance at December 31, 2009	514,807	$11.27
Granted	17,500	4.25
Exercised	—	—
Cancelled	(24,360)	10.41

Balance at December 31, 2010	507,947	$11.07

The 2006 Stock Incentive Plan permits stock-for-stock exercises of shares.  During 2010, employees tendered no mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

The following table presents information on stock options for the year ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options exercised	—	$—	$—

Stock options fully vested and expected to vest:	507,947	$11.07	$4	3.33

Stock options vested and currently exercisable:	468,755	$11.17	$—	2.94

The aggregate intrinsic value of options exercised in calendar year 2010, 2009, and 2008 was $-0-, $107, and $92, respectively.

The weighted average fair value per share of options granted during the years ended December 31 was $1.89 in 2010, $1.75 in 2009, and $4.78 in 2008.

At December 31, 2010, the range of exercise prices for all outstanding options ranged from $4.25 to $23.75.

As of December 31, 2010, there was $47 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

For the year ended December 31, 2010, there was $89 of recognized compensation related to non-vested stock options.

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

The Company expenses the fair value of the option on a straight line basis over the vesting period.  The Company estimates forfeitures and only recognizes expense for those shares expected to vest.  The Company’s estimated forfeiture rate for 2010, based on historical forfeiture experience, is approximately 0.0%.

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2010	2009	2008
Risk-Free Interest Rate	2.44%	2.00%	2.76%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	48.12%	41.35%	27.92%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information on restricted stock awards for the year ended December 31, 2010:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value

Balance at December 31, 2009	35,817	$13.20
Granted	12,050	4.25
Vested	(1,718)	17.97
Cancelled	(1,771)	8.91

Balance at December 31, 2010	44,378	$10.75

The aggregate intrinsic value of restricted stock awards vested in calendar year 2010, 2009, and 2008 was $9, $23, and $5, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $4.25 in 2010, $4.50 in 2009, and $16.00 in 2008.

As of December 31, 2010, there was $132 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 1.9 years.

For the year ended December 31, 2010, there was $118 of recognized compensation related to non-vested restricted stock awards.

    Employee Stock Purchase Plan

Under the First Northern Community Bancorp 2006 Amended Employee Stock Purchase Plan (“Plan”), the Company is authorized to issue to an eligible employee shares of common stock.  There are 292,136 shares authorized under the Plan.  The Plan will terminate March 15, 2016.  The Plan is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period.  Approximately 60 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2010 and will end November 23, 2011.

Under the Plan, at the annual stock purchase date of November 23, 2010, there were $145 in contributions, and 37,742 shares were purchased at an average price of $3.83.

(14)	Short-Term and Long-Term Borrowings

Short-term borrowings at December 31, 2010 and 2009 consisted of secured borrowings from the U.S. Treasury in the amounts of $1,529 and $813, respectively.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  At December 31, 2010, the Bank had no Federal Funds purchased.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2010, the Company had a current collateral borrowing capacity with the FHLB of $107,591.  The Company also has unsecured formal lines of credit totaling $24,000 with correspondent banks.

Long-term borrowings consisted of FHLB advances, totaling $9,000 and $11,000, respectively, at December 31, 2010 and 2009.  Such advances ranged in maturity from 0.5 years to 1.5 years at a weighted average interest rate of 4.06% at December 31, 2010.  Maturity ranged from 0.5 years to 2.5 years at a weighted average interest rate of 3.94% at December 31, 2009.  Average outstanding balances were $9,975 and $12,885, respectively, during 2010 and 2009.  The weighted average interest rate paid was 4.00% in 2010 and 3.87% in 2009.

(15)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,414, $1,750 and $1,327 for the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2011	$1,219
2012	1,167
2013	1,102
2014	771
2015	574
Thereafter	356

$5,189

At December 31, 2010, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2011	$91,358
2012	13,264
2013	2,655
2014	1,123
2015	537
Thereafter	—

$108,937

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2010	2009

Undisbursed loan commitments	$140,408	191,589
Standby letters of credit	3,739	3,572
Commitments to sell loans	1,826	3,179

	$145,973	198,340

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2010, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2010, there was $3,739 issued in performance standby letters of credit and the Bank carried no liability.  The terms of the guarantees will expire primarily in 2011.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $742, which is recorded in “accrued interest payable and other liabilities.”

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2010, the Company has no off-balance sheet derivatives requiring additional disclosure.

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

Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.  As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I Leverage, Tier I risk-based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2010 and 2009, respectively, as set forth in the following tables:

	The Company
					Adequately
	2010		2009		Capitalized
	Capital	Ratio	Capital	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$72,867	9.8%	$75,005	10.0%	4.0%
Tier 1 Capital (to Risk-Weighted Assets)	72,867	15.4%	75,005	14.6%	4.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	78,847	16.7%	81,496	15.9%	8.0%

	The Bank
					Adequately	Well
	2010		2009		Capitalized	Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$71,843	9.7%	$73,453	9.8%	4.0%	5.0%
Tier 1 Capital (to Risk-Weighted Assets)	71,843	15.2%	73,453	14.3%	4.0%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	77,823	16.5%	79,944	15.6%	8.0%	10.0%

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

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

	2010		2009
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and federal funds sold	$139,707	$139,707	$147,076	$147,076
Investment securities	107,346	107,346	75,868	75,868
Other equity securities	2,823	2,823	2,506	2,506
Loans:
Net loans	442,015	439,274	474,378	476,485
Loans held-for-sale	2,345	2,344	1,640	1,652
Financial liabilities:
Deposits	640,258	631,281	651,426	632,322
FHLB advances and other borrowings	10,529	10,775	11,813	12,260

	2010
	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$140,408	$1,053

Standby letters of credit	$3,739	$37

	2009
	Contract amount	Fair value

Unrecognized financial instruments:
Commitments to extend credit	$191,589	$1,437

Standby letters of credit	$3,572	$36

(19)     Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:
	2010	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,721	$5,007	$6,581

Income taxes	$1,038	$481	$344

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend distributed	$—	$2,249	$8,642
Preferred stock dividend payable and accretion	$992	$792	$—

Fair value adjustment of securities available for sale, net of tax	$(565)	$(72)	$(249)
Loans held-for-sale transferred to loans held-for-investment	$—	$—	$—
Loans held-for-investment transferred to other real estate owned	$2,534	$3,803	$6,897

(20)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of operations and cash flows information for the years ended December 31:

Balance Sheets	2010	2009
Assets
Cash	$1,132	$1,659
Investment in wholly owned subsidiary	78,572	76,541
Other assets	3	4

Total assets	$79,707	$78,204
Liabilities and stockholders’ equity
Other liabilities	111	111
Stockholders’ equity	79,596	78,093

Total liabilities and stockholders’ equity	$79,707	$78,204

Statements of Operations	2010	2009	2008

Dividends (to) from subsidiary	$—	$(16,000)	$100
Other operating expenses	(121)	(138)	(127)
Income tax benefit	50	57	53
(Loss) income before undistributed earnings of subsidiary	(71)	(16,081)	26
Equity in undistributed earnings of subsidiary	2,736	15,027	(1,400)

Net income (loss)	$2,665	$(1,054)	$(1,374)

Statements of Cash Flows	2010	2009	2008
Net income (loss)	$2,665	$(1,054)	$(1,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Decrease (increase) in other assets	2	2	(6)
Increase in other liabilities	—	111	—
Equity in undistributed earnings of subsidiary	(2,736)	(15,027)	1,400

Net cash (used in) provided by operating activities	(69)	(15,968)	20

Cash flows from financing activities:
Issuance of preferred stock	—	16,726	—
Issuance of common stock warrants	—	664	—
Dividend on preferred stock	(870)	(696)	—
Common stock issued and stock based compensation	412	561	744
Stock repurchases	—	—	(1,359)
Cash in lieu of fractional shares	—	(5)	(9)

Net cash (used in) provided by financing activities	(458)	17,250	(624)

Net change in cash	(527)	1,282	(604)

Cash at beginning of year	1,659	377	981

Cash at end of year	$1,132	$1,659	$377

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) – CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures have been designed to meet and management believes that they meet reasonable assurance standards.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to them by others within those entities.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for the 2011 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors.”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for the 2011 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2011 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2010.  The plans included in this table are the Company’s 2000 Stock Option Plan and the Company’s 2006 Amended Employee Stock Purchase Plan.  See “Stock Compensation Plans” Note 13 of Notes to Consolidated Financial Statements (page 89) included in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	552,325	$11.07	758,263
Equity compensation plans not approved by security holders	—	—	—
Total	552,325	$11.07	758,263

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2011 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for the 2011 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

(a)(3)Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
Exhibit Number

3.1
Amended Articles of Incorporation of First Northern Community Bancorp (“Company”) – incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

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

10.20
First Northern Community Bancorp 2006 Stock Option Plan Forms “Stock Option Agreement” and “Notice of Exercise of Stock Option” incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report for the year ended December 31, 2009  *

10.21
First Northern Community Bancorp 2006 Stock Incentive Plan “Restricted Stock Agreement incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 *

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2011.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 21, 2011
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Executive Vice President/Chief Financial Officer	March 21, 2011
Jeremiah Z. Smith	(Principal Financial Officer)

/s/ Sheryl S. Bringas	Vice President/Controller	March 21, 2011
Sheryl S. Bringas	(Principal Accounting Officer)

/s/ LORI J. ALDRETE	Director	March 21, 2011
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director	March 21, 2011
Frank J. Andrews, Jr.

/s/ JOHN M. CARBAHAL	Director and Vice Chairman of the Board	March 21, 2011
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Chairman of the Board	March 21, 2011
Gregory DuPratt

/s/ JOHN F. HAMEL	Director	March 21, 2011
John F. Hamel

/s/ DIANE P. HAMLYN	Director	March 21, 2011
Diane P. Hamlyn

/s/ FOY S. MCNAUGHTON	Director	March 21, 2011
Foy S. McNaughton
/s/ OWEN J. ONSUM	Director	March 21, 2011
Owen J. Onsum

/s/ DAVID W. SCHULZE	Director	March 21, 2011
David W. Schulze