Form 10-Q
period 2011-05-12
FIRST NORTHERN COMMUNITY BANCORP
filed 2011-05-12
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares of Common Stock outstanding as of May 12, 2011 was 9,116,316.

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

Condensed Consolidated Statements of Income (unaudited) ...4

Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income (unaudited) ..........................................................................................................................................5

Condensed Consolidated Statements of Cash Flows (unaudited) ...6

Notes to Condensed Consolidated Financial Statements ...7

ITEM 2.   – Management’s Discussion and Analysis of Financial Condition and Results of Operations ..............................................................................................................................................30

ITEM 3.   – Quantitative and Qualitative Disclosures About Market Risk ...................................................................................................................................................................................................45

ITEM 4.   – Controls and Procedures ...45

PART II   – Other Information ...45

ITEM 1. – Legal Proceedings ...45

ITEM 1A. – Risk Factors ...45

ITEM 6.   – Exhibits ...46

SIGNATURES ...46

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except shares and share amounts)	2011	2010
	(unaudited)
Assets

Cash and due from banks	$152,368	$139,707
Investment securities – available-for-sale	125,838	107,346
Loans, net of allowance for loan losses of $11,712 at March 31, 2011
and $11,039 at December 31, 2010	420,698	442,015
Loans held-for-sale	3,038	2,345
Stock in Federal Home Loan Bank and other equity securities, at cost	2,823	2,823
Premises and equipment, net	8,030	8,035
Other real estate owned	2,664	2,682
Interest receivable and other assets	33,364	32,264

Total Assets	$748,823	$737,217

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$186,422	$180,382
Interest-bearing transaction deposits	148,102	146,579
Savings and MMDA's	210,759	204,360
Time, under $100,000	40,120	40,083
Time, $100,000 and over	65,864	68,854
Total deposits	651,267	640,258

Federal Home Loan Bank advances and other borrowings	10,500	10,529
Interest payable and other liabilities	6,831	6,834

Total liabilities	668,598	657,621

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; 17,390 shares issued and
outstanding at March 31, 2011 and December 31, 2010	16,976	16,944
Common stock, no par value; 16,000,000 shares authorized;
9,116,316 shares issued and outstanding at March 31, 2011 and
9,103,158 shares issued and outstanding at December 31, 2010	62,909	62,869
Additional paid in capital	977	977
Retained earnings (accumulated deficit)	116	(401)
Accumulated other comprehensive loss, net	(753)	(793)
Total stockholders’ equity	80,225	79,596

Total Liabilities and Stockholders’ Equity	$748,823	$737,217

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months
	ended	ended
(in thousands, except per share amounts)	March 31, 2011	March 31, 2010
Interest and Dividend Income:
Loans	$6,257	$6,798
Due from banks interest bearing accounts	85	94
Investment securities
Taxable	570	375
Non-taxable	111	235
Total interest and dividend income	7,023	7,502
Interest Expense:
Deposits	571	1,004
Other borrowings	90	107
Total interest expense	661	1,111
Net interest income	6,362	6,391
Provision for loan losses	990	1,450
Net interest income after provision for loan losses	5,372	4,941
Other operating income:
Service charges on deposit accounts	693	825
Gains on sales of other real estate owned	196	27
Gains on sales of loans held-for-sale	137	117
Investment and brokerage services income	245	244
Mortgage brokerage income	12	8
Loan servicing income	335	272
Fiduciary activities income	97	70
ATM fees	101	62
Signature based transaction fees	210	173
Other income	161	205
Total other operating income	2,187	2,003
Other operating expenses:
Salaries and employee benefits	3,773	3,768
Occupancy and equipment	823	847
Data processing	384	448
Stationery and supplies	75	81
Advertising	137	131
Directors’ fees	64	52
Other real estate owned expense and impairment	206	231
Other expense	1,222	1,315
Total other operating expenses	6,684	6,873
Income before income tax expense (benefit)	875	71
Income tax expense (benefit)	109	(290)

Net income	$766	$361

Preferred stock dividends and accretion	$(249)	$(246)
Net income available to common shareholders	$517	$115

Basic income per share	$0.06	$0.01
Diluted income per share	$0.06	$0.01

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share data)

							(Accumulated	Accumulated
						Additional	Deficit)/	Other
	Preferred Stock		Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Income	Capital	Earnings	Loss	Total

Balance at December 31, 2010	17,390	$16,944	9,103,158	$62,869		$977	$(401)	$(793)	$79,596

Comprehensive income:

Net income					$766		766		766

Other comprehensive income, net of tax:

Unrealized holding gains on securities arising during the current period, net of tax effect of $26					40
Total other comprehensive income, net of tax effect of $26					40			40	40

Comprehensive income					$806

Dividend on preferred stock							(217)		(217)
Discount accretion on preferred stock		32					(32)		—
Stock-based compensation and related tax benefits				40					40
Common shares issued			13,158

Balance at March 31, 2011	17,390	$16,976	9,116,316	$62,909		$977	$116	$(753)	$80,225

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash Flows From Operating Activities
Net Income	$766	$361
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	183	215
Provision for loan losses	990	1,450
Stock plan accruals	40	67
Gains on sales of other real estate owned	(196)	(27)
Impairment on other real estate owned	71	144
Gains on sales of loans held-for-sale	(137)	(117)
Proceeds from sales of loans held-for-sale	6,259	9,614
Originations of loans held-for-sale	(6,815)	(9,458)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(1,127)	1,058
Decrease in interest payable and other liabilities	(3)	(161)
Net cash provided by operating activities	31	3,146

Cash Flows From Investing Activities
Net increase in investment securities	(18,425)	(20,464)
Net decrease in loans	19,629	21,474
Proceeds from the sale of other real estate owned	841	12
Purchases of premises and equipment, net	(178)	(32)
Net cash provided by investing activities	1,867	990

Cash Flows From Financing Activities
Net increase (decrease) in deposits	11,009	(541)
Net (decrease) increase in FHLB advances and other borrowings	(29)	16
Cash dividends paid on preferred stock	(217)	(217)
Net cash provided by (used) in financing activities	10,763	(742)

Net Increase in Cash and Cash Equivalents	12,661	3,394
Cash and Cash Equivalents, beginning of period	139,707	147,076
Cash and Cash Equivalents, end of period	$152,368	$150,470

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$663	$1,148

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividend payable and accretion	$143	$140
Transfer of loans held-for-investment to other real estate owned	$894	$888
Unrealized holding gains on available for sale securities, net of taxes	$40	$320

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010 and December 31, 2010

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements:

In January 2010, FASB amended FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and requires the reconciliation of activity in Level 3 fair value measurements be made on a gross basis.  The amendment also clarifies the level of disaggregation required in disclosures and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 items.  The part of the amendment related to the reconciliation of Level 3 activity is effective for interim and annual periods beginning after December 15, 2010.  The remaining parts of the amendment are effective for interim and annual periods beginning after December 15, 2009.  The Company adopted the amendment on January 1, 2010 and adopted the part of the amendment related to the reconciliation of Level 3 activity on January 1, 2011.  Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

In July 2010, FASB amended FASB ASC Topic 310, “Receivables.”  This amendment modifies the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

In January 2011, FASB issued Accounting Standards Update (ASU) 2011-01.  This update temporarily delays the effective date of the disclosures about troubled debt restructurings required in FASB ASC Topic 310, “Receivables.”  The effective date of the disclosures about troubled debt restructurings for public entities is currently anticipated to be effective for interim and annual periods ending after June 15, 2011.

In April 2011, FASB issued ASU 2011-02.  This update provides additional guidance in determining whether a restructuring constitutes a troubled debt restructuring.  In evaluating whether a restructuring is a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendment clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

2.           LOANS

             The composition of the Company’s loan portfolio is as follows:

($ in thousands)	March 31, 2011	December 31, 2010

Commercial	$76,179	$82,815
Commercial Real Estate	186,820	186,405
Agriculture	41,427	53,040
Residential Mortgage	51,420	52,347
Residential Construction	8,819	10,246
Consumer	67,859	68,374

	432,524	453,227
Allowance for loan losses	(11,712)	(11,039)
Net deferred origination fees and costs	(114)	(173)

Loans, net	$420,698	$442,015

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

Residential mortgage loans, which are secured by real estate, are primarily susceptible to four risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfalls in collateral value.  In general, non-payment is due to loss of employment and follows general economic trends in the marketplace, particularly the upward movement in the unemployment rate, loss of collateral value, and demand shifts.

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Losses on loans secured by owner occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resultant over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.  Collateral valuations are obtained at origination of the credit and periodically thereafter, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Construction loans, whether owner occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction itself including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Again, losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, the Company may pursue repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Collateral valuations are obtained at origination of the credit and periodically thereafter, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as changing weather conditions.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Collateral valuations are obtained at origination of the credit and periodically thereafter, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Collateral valuations are obtained at origination of the credit and periodically there after, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Consumer loans, whether unsecured or secured are primarily susceptible to four risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfall in collateral value.  In general, non-payment is due to loss of employment and will follow general economic trends in the marketplace, particularly the upward movements in the unemployment rate, loss of collateral value, and demand shifts.

As of March 31, 2011, approximately 43% in principal amount of the Company’s loans were for commercial real estate, which consists of construction and land development loans and real estate loans.  Approximately 12% of the Company’s loans were residential mortgage loans.  Approximately 2% of the Company’s loans were residential construction loans.  Approximately 28% of the Company’s loans were for general commercial uses including professional, retail, agriculture and small businesses.  Approximately 15% of the Company’s loans were consumer loans.

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment in full is unlikely, the Company will estimate its probable loss, using a recent valuation as appropriate to the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Company may periodically revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known.  Unpaid balances on loans after or during collection and liquidation may also be pursued through lawsuit and attachment of wages or judgment liens on borrower's other assets.

All loans at March 31, 2011 and December 31, 2010 were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and Federal Reserve.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of March 31, 2011 and December 31, 2010 were as follows:

($ in thousands)	March 31, 2011	December 31, 2010

Commercial	$1,575	$1,817
Commercial Real Estate	5,748	5,864
Agriculture	1,752	1,752
Residential Mortgage	2,264	2,301
Residential Construction	511	272
Consumer	396	268

	$12,246	$12,274

Non-accrual loans amounted to $12,246,000 at March 31, 2011 and were comprised of seven residential mortgage loans totaling $2,264,000, four residential construction loans totaling $511,000, eight commercial real estate loans totaling $5,748,000, one agricultural loan totaling $1,752,000, six commercial loans totaling $1,575,000 and five consumer loans totaling $396,000.  Non-accrual loans amounted to $12,274,000 at December 31, 2010 and were comprised of seven residential mortgage loans totaling $2,301,000, four residential construction loans totaling $272,000, nine commercial real estate loans totaling $5,864,000, one agricultural loan totaling $1,752,000, ten commercial loans totaling $1,817,000 and five consumer loans totaling $268,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

An age analysis of past due loans, segregated by loan class, as of March 31, 2011 and December 31, 2010 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
March 31, 2011
Commercial	$301	$—	$1,527	$1,828	$74,351	$76,179
Commercial Real Estate	1,443	201	4,273	5,917	180,903	186,820
Agriculture	—	—	1,752	1,752	39,675	41,427
Residential Mortgage	281	—	1,148	1,429	49,991	51,420
Residential Construction	—	—	63	63	8,756	8,819
Consumer	72	2	263	337	67,522	67,859
Total	$2,097	$203	$9,026	$11,326	$421,198	$432,524

December 31, 2010
Commercial	$1,606	$193	$228	$2,027	$80,788	$82,815
Commercial Real Estate	1,270	1,974	3,767	7,011	179,394	186,405
Agriculture	—	—	1,751	1,751	51,289	53,040
Residential Mortgage	749	—	1,326	2,075	50,272	52,347
Residential Construction	462	—	63	525	9,721	10,246
Consumer	421	88	242	751	67,623	68,374
Total	$4,508	$2,255	$7,377	$14,140	$439,087	$453,227

The Company had no loans 90 days or more past due and still accruing at March 31, 2011 and December 31, 2010.

Impaired Loans

Impaired loans, segregated by loan class, as of March 31, 2011 and December 31, 2010 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2011
Commercial	$2,632	$1,751	$985	$2,736	$60
Commercial Real Estate	7,304	5,748	1,223	6,971	22
Agriculture	2,783	1,752	381	2,133	41
Residential Mortgage	6,922	2,264	4,129	6,393	622
Residential Construction	2,426	511	1,478	1,989	604
Consumer	521	262	159	421	115
Total	$22,588	$12,288	$8,355	$20,643	$1,464

December 31, 2010
Commercial	$3,725	$1,660	$1,334	$2,994	$89
Commercial Real Estate	7,414	5,864	1,224	7,088	22
Agriculture	2,785	1,752	383	2,135	41
Residential Mortgage	6,544	2,123	3,910	6,033	543
Residential Construction	2,058	272	1,349	1,621	575
Consumer	312	258	36	294	12
Total	$22,838	$11,929	$8,236	$20,165	$1,282

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due.  Non-performing impaired loans totaled approximately $12,246,000 and $12,274,000 at March 31, 2011 and December 31, 2010, respectively, and had related valuation allowances of approximately $160,000 and $95,000 at March 31, 2011 and December 31, 2010, respectively.  Performing impaired loans are restructured loans in compliance with modified terms and totaled $8,397,000 and $7,891,000 at March 31, 2011 and December 31, 2010, respectively, and had related valuation allowances of approximately $1,304,000 and $1,187,000 at March 31, 2011 and December 31, 2010, respectively.

Interest income on impaired loans recognized during the three-month periods ended March 31, 2011 and 2010 was as follows:

($ in thousands)	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,865	$17	$4,234	$31
Commercial Real Estate	7,030	56	8,976	80
Agriculture	2,133	5	3,393	6
Residential Mortgage	6,213	47	5,522	51
Residential Construction	1,805	17	4,554	17
Consumer	358	3	199	—
Total	$20,404	$145	$26,878	$185

The average outstanding balance of non-performing impaired loans was approximately $12,260,000 and $18,065,000 for the three-month periods ended March 31, 2011 and March 31, 2010, respectively.  Interest income recognized on non-performing impaired loans related to cash payments received was approximately $43,000 and $76,000 for the three-month periods ended March 31, 2011 and March 31, 2010, respectively.  The average outstanding balance of performing impaired loans was approximately $8,144,000 and $8,813,000 for the three-month periods ended March 31, 2011 and March 31, 2010, respectively.  Interest income recognized on performing impaired loans was approximately $102,000 and $109,000 for the three-month periods ended March 31, 2011 and March 31, 2010.

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

Risk Rating “2” – Pass (Above Average Quality):  This category is reserved for borrowers with strong balance sheets that are well structured with manageable levels of debt and good liquidity.  Cash flow is sufficient to service all debt as agreed.  Historical earnings, cash flow, and payment performance have all been strong and trends are positive and consistent.  Collateral protection is better than the Company’s Credit Policy guidelines.

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

The following table presents the risk ratings by loan class as of March 31, 2011 and December 31, 2010.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2011
Commercial	$54,057	$8,098	$12,904	$1,043	$77	$76,179
Commercial Real Estate	149,704	15,766	21,350	—	—	186,820
Agriculture	32,620	3,347	5,460	—	—	41,427
Residential Mortgage	42,508	281	8,631	—	—	51,420
Residential Construction	5,668	479	2,672	—	—	8,819
Consumer	60,519	2,936	4,404	—	—	67,859
Total	$345,076	$30,907	$55,421	$1,043	$77	$432,524

December 31, 2010
Commercial	$57,966	$7,764	$15,862	$1,146	$77	$82,815
Commercial Real Estate	147,350	26,040	13,015	—	—	186,405
Agriculture	43,384	4,991	4,665	—	—	53,040
Residential Mortgage	41,437	3,235	7,675	—	—	52,347
Residential Construction	5,890	2,315	2,041	—	—	10,246
Consumer	59,824	4,617	3,933	—	—	68,374
Total	$355,851	$48,962	$47,191	$1,146	$77	$453,227

Allowance for Loan Losses
The following table details activity in the allowance for loan losses by loan class for the three-month periods ended March 31, 2011 and March 31, 2010.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
March 31, 2011
Beginning balance	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Provision for loan losses	(199)	920	(21)	217	(318)	267	124	990

Charge-offs	(178)	(7)	—	(18)	—	(220)	—	(423)
Recoveries	19	—	—	1	—	86	—	106
Net charge-offs	(159)	(7)	—	(17)	—	(134)	—	(317)
Ending Balance	3,403	2,870	2,120	1,030	1,401	689	199	11,712
Period-end amount allocated to:
Loans individually evaluated for impairment	60	22	41	622	604	115	—	1,464
Loans collectively evaluated for impairment	3,343	2,848	2,079	408	797	574	199	10,248
Ending Balance	$3,403	$2,870	$2,120	$1,030	$1,401	$689	$199	$11,712

March 31, 2010
Beginning balance	$4,036	$2,706	$1,681	$735	$1,611	$506	$641	$11,916
Provision for loan losses	637	(269)	333	214	270	328	(63)	1,450

Charge-offs	(629)	(117)	(367)	(267)	(345)	(391)	—	(2,116)
Recoveries	2	—	—	—	6	53	—	61
Net charge-offs	(627)	(117)	(367)	(267)	(339)	(338)	—	(2,055)
Ending Balance	4,046	2,320	1,647	682	1,542	496	578	11,311
Period-end amount allocated to:
Loans individually evaluated for impairment	11	15	121	453	395	12	—	1,007
Loans collectively evaluated for impairment	4,035	2,305	1,526	229	1,147	484	578	10,304
Ending Balance	$4,046	$2,320	$1,647	$682	$1,542	$496	$578	$11,311

The following table details activity in the allowance for loan losses by loan class for the year ended December 31, 2010.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Beginning balance	$4,036	$2,706	$1,681	$735	$1,611	$506	$641	$11,916
Provision for loan losses	1,115	741	1,118	788	932	786	(566)	4,914

Charge-offs	(1,930)	(1,491)	(736)	(715)	(830)	(914)	—	(6,616)
Recoveries	540	1	78	22	6	178	—	825
Net charge-offs	(1,390)	(1,490)	(658)	(693)	(824)	(736)	—	(5,791)
Ending Balance	3,761	1,957	2,141	830	1,719	556	75	11,039
Period-end amount allocated to:
Loans individually evaluated for impairment	89	22	41	543	575	12	—	1,282
Loans collectively evaluated for impairment	3,672	1,935	2,100	287	1,144	544	75	9,757
Ending Balance	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039

The Company’s investment in loans as of March 31, 2011, March 31, 2010, and December 31, 2010 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2011
Loans individually evaluated for impairment	$2,736	$6,971	$2,133	$6,393	$1,989	$421	$20,643
Loans collectively evaluated for impairment	73,443	179,849	39,294	45,027	6,830	67,438	411,881
Ending Balance	$76,179	$186,820	$41,427	$51,420	$8,819	$67,859	$432,524

March 31, 2010
Loans individually evaluated for impairment	$3,904	$9,385	$3,208	$5,942	$3,413	$299	$26,151
Loans collectively evaluated for impairment	87,234	182,142	43,122	49,350	8,553	65,568	435,969
Ending Balance	$91,138	$191,527	$46,330	$55,292	$11,966	$65,867	$462,120

December 31, 2010
Loans individually evaluated for impairment	$2,994	$7,088	$2,135	$6,033	$1,621	$294	$20,165
Loans collectively evaluated for impairment	79,821	179,317	50,905	46,314	8,625	68,080	433,062
Ending Balance	$82,815	$186,405	$53,040	$52,347	$10,246	$68,374	$453,227

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2011 for cash proceeds equal to the fair value of the loans.

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

At March 31, 2011, the Company had $3,038,000 of mortgage loans held-for-sale.  At March 31, 2011 and December 31, 2010, the Company serviced real estate mortgage loans for others of $209,586,000 and $211,124,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2011 and December 31, 2010.

	(in thousands)
	December 31, 2010	Additions	Reductions	March 31, 2011

Mortgage servicing rights	$1,712	$83	$91	$1,704
Valuation allowance	(345)	—	(210)	(135)
Mortgage servicing rights, net of valuation allowance	$1,367	$83	$(119)	$1,569

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

The following table presents a reconciliation of basic and diluted EPS for the three-month periods ended March 31, 2011 and 2010.

	Three months ended
	March 31,
	2011	2010
Basic earnings per share:
Net income	$766	$361
Preferred stock dividend and accretion	$(249)	$(246)
Net income available to common shareholders	$517	$115

Weighted average common shares outstanding	9,057,588	9,007,417
Basic EPS	$0.06	$0.01

Diluted earnings per share:
Net income	$766	$361
Preferred stock dividend and accretion	$(249)	$(246)
Net income available to common shareholders	$517	$115

Weighted average common shares outstanding	9,057,588	9,007,417

Effect of dilutive options	2,334	956

Adjusted weighted average common shares outstanding	9,059,922	9,008,373
Diluted EPS	$0.06	$0.01

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 408,547 and 499,687 for the three months ended March 31, 2011 and 2010 respectively.  In addition, warrants for 352,977 shares issued to the U.S. Treasury were not used in the computation of diluted earnings per share for both periods because they would have had an anti-dilutive effect.

5.    STOCK PLANS

The following table presents the activity related to stock options for the three months ended March 31, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	507,947	$11.07

Granted	13,750	$4.75

Expired	(74,730)	$5.13

Cancelled / Forfeited	—	—

Exercised	—	—	—

Options outstanding at End of Period	446,967	$11.86	$4,375	3.85

Exercisable (vested) at End of Period	413,613	$12.40	$1,094	3.42

The weighted average fair value of options granted during the three-month period ended March 31, 2011 was $2.18 per share.

As of March 31, 2011, there was $71,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 3.00 years.

There was $6,000 of recognized compensation cost related to non-vested stock options for the three months ended March 31, 2011.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2011 is presented below.

Three Months Ended
March 31, 2011
Risk Free Interest Rate	1.91%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	50.98%

The following table presents the activity related to restricted stock for the three months ended March 31, 2011.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	39,528	$10.26

Granted	13,158	$4.75

Cancelled / Forfeited	—	—

Exercised/Released/Vested	(7,116)	$19.47	$31,666

Restricted stock outstanding at End of Period	45,570	$7.23	$205,065	8.51

The weighted average fair value of restricted stock granted during the three-month period ended March 31, 2011 was $4.75 per share.

As of March 31, 2011, there was $157,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.71 years.

There was $22,000 of recognized compensation cost related to non-vested stock options for the three months ended March 31, 2011.

The Company has an Employee Stock Purchase Plan (“ESPP”).  Under the plan, the Company is authorized to issue to eligible employees shares of common stock.  There are 292,136 shares authorized under the ESPP.  The ESPP will terminate February 27, 2017.  The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2010 to November 23, 2011.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the date of participation or the fair market value on the last trading day during the participation period.

As of March 31, 2011, there was $33,900 of unrecognized compensation cost related to ESPP grants.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $11,300 of recognized compensation cost related to ESPP grants for the three-month period ended March 31, 2011.

The weighted average fair value at grant date during the three-month period ended March 31, 2011 was $1.22.

A summary of the weighted average assumptions used in valuing ESPP grants during the three months ended March 31, 2011 is presented below.

Three Months Ended
March 31, 2011
Risk Free Interest Rate	0.26%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	30.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At March 31, 2011 there were no loans held-for-sale that required a write-down.

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

At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011.
	(in thousands)
March 31, 2011	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$8,194	$8,194	$—	$—
Securities of U.S. government
agencies and corporations	41,538	41,538	—	—
Obligations of states and
political subdivisions	22,106	—	22,106	—
Mortgage-backed securities	54,000	—	54,000	—

Total investments at fair value	$125,838	$49,732	$76,106	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010.

	(in thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$4,226	$4,226	$—	$—
Securities of U.S. government
agencies and corporations	40,775	40,775	—	—
Obligations of states and
political subdivisions	20,045	—	20,045	—
Mortgage-backed securities	42,300	—	42,300	—

Total investments at fair value	$107,346	$45,001	$62,345	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market where fair value is below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2011.
	(in thousands)
March 31, 2011	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$568	$—	$—	$568	$(106)
Other real estate owned	1,178	—	—	1,178	(71)
Loan servicing rights	1,569	—	—	1,569	210

Total assets at fair value	$3,315	$—	$—	$3,315	$33

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2010.
	(in thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$7,807	$—	$—	$7,807	$(2,578)
Other real estate owned	1,517	—	—	1,517	(689)
Loan servicing rights	1,367	—	—	1,367	(69)

Total assets at fair value	$10,691	$—	$—	$10,691	$(3,336)

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2011 and December 31, 2010.

7.    PREFERRED STOCK AND COMMON STOCK WARRANTS

On March 13, 2009, we issued to the U.S. Treasury 17,390 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation preference per share equal to $1,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  At any time, we may, at our option, subject to any necessary bank regulatory approval, redeem the Series A Preferred Stock at a price equal to its liquidation preference plus accrued and unpaid dividends.  The Series A Preferred Stock is generally non-voting.  We are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared prior to March 13, 2009 without the U.S. Treasury’s approval unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  Further, our common shares may not be repurchased if we are in arrears on the payment of Series A Preferred Shares dividends.  The U.S. Treasury, as part of the preferred stock issuance, received a warrant to purchase 352,977 shares of our common stock at an initial exercise price of $7.39.  The warrant, if not exercised, will expire ten years after the issuance date.  The proceeds from the U.S. Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred stock.  The fair value of the warrants was determined using a valuation model which incorporates assumptions including our common stock price, dividend yield, stock price volatility and the risk-free interest rate.  The fair value of the preferred stock is determined based on assumptions regarding the discount rate (market rate) on the preferred stock which was estimated to be approximately 12% at the date of issuance.  The discount on the preferred stock will be accreted to par value using a constant effective yield of approximately 5.9% over a ten-year term, which is the expected life of the preferred stock.  Both the preferred stock and the warrant are accounted for as components of Tier 1 Capital.

8.    FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The carrying amount of interest receivable approximates its fair value.  The allowance for loan losses is considered to be a reasonable estimate of loan discount due to credit risks.

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

Deposit Liabilities

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of interest payable approximates its fair value.

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

The estimated fair values of the Company’s financial instruments for the period ended March 31, 2011 and December 31, 2010 are approximately as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$152,368	$152,368	$139,707	$139,707
Investment securities	125,838	125,838	107,346	107,346
Other equity securities	2,823	2,823	2,823	2,823
Loans:
Net loans	420,698	417,816	442,015	439,274
Loans held-for-sale	3,038	3,031	2,345	2,344
Interest receivable	2,445	2,445	2,486	2,486
Financial liabilities:
Deposits	651,267	641,047	640,258	631,281
FHLB advances and other borrowings	10,500	10,737	10,529	10,775
Interest payable	149	149	151	151

	March 31, 2011		December 31, 2010
(in thousands)	Contract amount	Fair value	Contract amount	Fair Value

Unrecognized financial instruments:
Commitments to extend credit	$146,238	$1,097	$140,408	$1,053
Standby letters of credit	2,283	23	3,739	37

9.    INVESTMENT SECURITIES

       The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2011 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$8,187	$20	$(13)	$8,194
Securities of U.S. government agencies and corporations	41,955	37	(454)	41,538
Obligations of states and political subdivisions	22,457	134	(485)	22,106
Mortgage-backed securities	53,965	227	(192)	54,000

Total debt securities	$126,564	$418	$(1,144)	$125,838

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2010 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$4,225	$1	$—	$4,226
Securities of U.S. government agencies and corporations	40,937	63	(225)	40,775
Obligations of states and political subdivisions	20,663	103	(721)	20,045
Mortgage-backed securities	42,313	177	(190)	42,300

Total debt securities	$108,138	$344	$(1,136)	$107,346

There were no gross realized gains from sales of available-for-sale securities for the three month period ended March 31, 2011 and $672,000 for the year ended December 31, 2010.  There were no gross realized losses from sales of available-for-sale securities for the three month period ended March 31, 2011 and $9,000 for the year ended December 31, 2010.

The amortized cost and estimated market value of debt and other securities at March 31, 2011, by contractual maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$11,529	$11,561
Due after one year through five years	83,897	83,679
Due after five years through ten years	16,229	16,009
Due after ten years	14,909	14,589

	$126,564	$125,838

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $52,713,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2011, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$5,908	$(13)	$—	$—	$5,908	$(13)
Securities of U.S. government agencies and corporations	29,028	(454)	—	—	29,028	(454)

Obligations of states and political subdivisions	11,536	(384)	1,084	(101)	12,620	(485)

Mortgage-backed securities	34,964	(192)	—	—	34,964	(192)

Total	$81,436	$(1,043)	$1,084	$(101)	$82,520	$(1,144)

No decline in value was considered “other-than-temporary” during 2011.  Ninety-two securities that had a fair value of $81,436,000 and a total unrealized loss of $1,043,000 have been in an unrealized loss position for less than twelve months as of March 31, 2011.  In addition, three securities with a fair market value of $1,084,000 and a total unrealized loss of $101,000 have been in an unrealized loss position for more than twelve months as of March 31, 2011.  The declines in market value were primarily attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

No decline in value was considered “other-than-temporary” during 2010.  Sixty-eight securities that had a fair value of $50,664,000 and a total unrealized loss of $1,035,000 have been in an unrealized loss position for less than twelve months as of December 31, 2010.  In addition, three securities with a fair market value of $1,084,000 and a total unrealized loss of $101,000 that have been in an unrealized loss position for more than twelve months as of December 31, 2010.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

Investment securities carried at $35,197,000 and $35,009,000 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2010 Annual Report on Form 10-K for factors to be considered when reading any forward-looking statements in this filing.

This report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “strive,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

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

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal actions

•	Our regulatory capital requirements

•	We do not anticipate paying a cash dividend in the foreseeable future

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates and our underwriting standards

•	The Company believes that the Bank’s deposit base does not involve any undue concentration levels from one person or industry

•	Our intent to sell, and the likelihood that we would be required to sell, various investment securities

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected rates of return, yields and projected results

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q, and “Supervision and Regulation” of our 2010 Annual Report on Form 10-K.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our subsidiary, First Northern Bank of Dixon (the “Bank”), is a California state-chartered bank that derives most of its revenues from lending and deposit taking in the Sacramento Valley region of Northern California.  Interest rates, business conditions and customer confidence all affect our ability to generate revenues.  In addition, the regulatory environment and competition can present challenges to our ability to generate those revenues.

Significant results and developments during the first quarter and year-to-date 2011 include:

• Net income of $0.77 million for the three months ended March 31, 2011, up 113.9% from the $0.36 million for the same fiscal period last year.

• Diluted income per share for the three month periods ended March 31, 2011 was $0.06, up 500.0% from the diluted income per share of $0.01 reported in the same period last year.

• Net interest income decreased in the three months ended March 31, 2011 by $29,000, or 0.5%, to $6.36 million from $6.39 million in the same period last year.  The decrease in net interest income was primarily attributable to a decrease in interest yields, which was partially offset by a decrease in interest costs.  Net interest margin decreased from 3.74% for the three-month period ending March 31, 2010 to 3.72% for the same period ending March 31, 2011.

• Provision for loan losses of $0.99 million for the three-month period ended March 31, 2011 compared to a provision for loan losses of $1.45 million for the same period in 2010.  The decrease in the provision for loan losses during the three-month period in 2011 was primarily due to stabilization in collateral values and repayment abilities of some of the Bank’s borrowers combined with decreased loan volumes.

• Total assets at March 31, 2011 were $748.8 million, an increase of $11.6 million, or 1.6%, from levels at December 31, 2010.

• Total net loans at March 31, 2011 (including loans held-for-sale) decreased $20.6 million, or 4.6%, to $423.7 million compared to December 31, 2010.

• Total investment securities at March 31, 2011 increased $18.5 million, or 17.2%, to $125.8 million compared to December 31, 2010.

• Total deposits of $651.3 million at March 31, 2011, represented an increase of $11.0 million, or 1.7%, compared to December 31, 2010.

SUMMARY

The Company recorded net income of $766,000 for the three-month period ended March 31, 2011, representing an increase of $405,000 from net income of $361,000 for the same period in 2010.

The following tables present a summary of the results for the three-month periods ended March 31, 2011 and 2010, and year ended December 31, 2010.

	Three months ended March 31, 2011	Three months ended March 31, 2010

(in thousands except for per share amounts)
For the Period:
Net Income	$766	$361

Basic Earnings Per Common Share	$0.06	$0.01

Diluted Earnings Per Common Share	$0.06	$0.01

	March 31, 2011	December 31, 2010

(in thousands except for ratios)
At Period End:
Total Assets	$748,823	$737,217

Total Loans, Net (including loans held-for-sale)	$423,736	$444,360

Total Investment Securities	$125,838	$107,346

Total Deposits	$651,267	$640,258

Loan-To-Deposit Ratio	65.1%	69.4%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	March 31, 2011			March 31, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$431,210	$6,257	5.88%	$461,956	$6,798	5.97%
Interest bearing due from banks	146,049	85	0.24%	144,621	94	0.26%
Investment securities, taxable	103,939	570	2.22%	60,456	375	2.52%
Investment securities, non-taxable (2)	10,406	111	4.33%	22,626	235	4.21%
Other interest earning assets	2,823	—	0.00%	2,506	—	—
Total average interest-earning assets	694,427	7,023	4.10%	692,165	7,502	4.40%
Non-interest-earning assets:
Cash and due from banks	15,778			14,277
Premises and equipment, net	8,016			7,340
Other real estate owned	3,269			3,654
Interest receivable and other assets	32,631			34,208
Total average assets	754,121			751,644

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	147,803	85	0.23%	135,981	114	0.34%
Savings and MMDA’s	211,762	242	0.46%	194,044	344	0.72%
Time, under $100,000	39,813	64	0.65%	53,212	159	1.21%
Time, $100,000 and over	67,567	180	1.08%	95,091	387	1.65%
FHLB advances and other borrowings	10,137	90	3.60%	11,798	107	3.68%
Total average interest-bearing liabilities	477,082	661	0.56%	490,126	1,111	0.92%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	191,623			178,124
Interest payable and other liabilities	6,245			6,136
Total liabilities	674,950			674,386
Total average stockholders’ equity	79,171			77,258
Total average liabilities and stockholders’ equity	$754,121			$751,644
Net interest income and net interest margin (3)		$6,362	3.72%		$6,391	3.74%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income income includes loan fees of approximately $190 and $223 for the three months ended March 31, 2011 and 2010, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $12,661,000 increase in cash and due from banks, a $18,492,000 increase in investment securities available-for-sale, a $21,317,000 decrease in net loans held-for-investment, a $693,000 increase in loans held-for-sale and a $1,100,000 increase in interest receivable and other assets from December 31, 2010 to March 31, 2011.  The increase in cash and due from banks was due to increases in both interest bearing and non-interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of U.S. Treasury securities, agency bonds, municipal securities and mortgage backed securities, slightly offset by calls of agency bonds.  Management evaluated the unrealized loss associated with the investment securities available-for-sale and concluded no decline in value was considered “other than temporary” at March 31, 2011.  The declines in market value were primarily attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.  The decrease in loans held-for-investment was due to decreases in the following loan categories: commercial and industrial; agricultural; financed equipment leases; true equipment leases; consumer; real estate; real estate commercial and construction; and real estate SBA (Small Business Administration); home equity loans, which were partially offset by an increase in equipment loans.  The increase in loans held-for-sale was due to increases in real estate loans held-for-sale.  The Company originated approximately $6,815,000 in residential mortgage loans during the first three months of 2011, which was offset by approximately $6,259,000 in loan sales during this period.  The increase in accrued interest receivable and other assets was mainly due to increases in suspense & holdovers, cash surrender value of bank owned life insurance, and mortgage servicing asset, which was partially offset by decreases in accrued income on securities and accrued taxes receivable.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $11,009,000 at March 31, 2011 compared to December 31, 2010.  The increase in deposits was due to increases in demand, interest-bearing transaction deposits, and savings and money market accounts, which were partially offset by a decrease in time deposits.  The increase in demand deposit accounts is primarily due to increases in business demand deposit accounts.  The decrease in time deposits is primarily due to maturities of time deposits.

Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $29,000 for the three months ended March 31, 2011 compared to the year ended December 31, 2010, due a decrease in secured borrowings from the U.S. Treasury’s Treasury Tax and Loan Program.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the twelve-month period ended March 31, 2011.

Interest income on loans for the three-month period ended March 31, 2011 was down 8.0% from the same period in 2010, decreasing from $6,798,000 to $6,257,000.  The decrease in interest income on loans for the three-month period ended March 31, 2011 as compared to the same period a year ago was primarily due to a 9 basis point decrease in loan yields combined with a decrease in average loans.  The decrease in loan yields was primarily due to repricing of loans at lower rates.

Interest income on investment securities available-for-sale for the three-month period ended March 31, 2011 was up 11.6% from the same period in 2010, increasing from $610,000 to $681,000.  The increase in interest income on investment securities for the three-month period ended March 31, 2011 as compared to the same period a year ago was primarily due to an increase in average investment securities partially offset by a 56 basis point decrease in investment securities yields.  The decrease in investment securities yields was primarily due to repricing of investment securities at lower rates.

Interest income on interest-bearing due from banks for the three-month period ended March 31, 2011 was down 9.6% from the same period in 2010, decreasing from $94,000 to $85,000.  The decrease in interest income on interest-bearing due from banks for the three-month period ended March 31, 2011 as compared to the same period a year ago was primarily due to a 2 basis point decrease in interest-bearing due from bank yields, partially offset by an increase in average interest-bearing due from banks.

The Company had no Federal Funds sold balances during the three-month periods ended March 31, 2011 and March 31, 2010.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first three months of 2011 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2011 was down 40.5% from the same period in 2010, decreasing from $1,111,000 to $661,000.  The decrease in interest expense during the three-month period ended March 31, 2011 was due to a 36 basis point decrease in the Company’s average cost of funds combined with a decrease in average interest-bearing liabilities.  The decrease in average cost of funds is primarily due to the maturing and repricing of time deposits and a change in the mix of interest-bearing liabilities, which resulted in an increase in lower cost deposits.

Provision for Loan Losses

There was a provision for loan losses of $990,000 for the three-month period ended March 31, 2011 compared to a provision for loan losses of $1,450,000 for the same period in 2010.  The allowance for loan losses was approximately $11,712,000, or 2.71% of total loans, at March 31, 2011 compared to $11,039,000, or 2.44% of total loans, at December 31, 2010.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three-month period in 2010 was primarily due to stabilization in collateral values and repayment abilities of some of the Bank’s customers combined with decreased loan volumes.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three-month periods ended March 31, 2011 and March 31, 2010.

The provision for unfunded lending commitment losses would be included in non-interest expense.

Other Operating Income

Other operating income was up 9.2% for the three-month period ended March 31, 2011 from the same period in 2010, increasing from $2,003,000 to $2,187,000.

This increase was primarily due to increases in gains on sales of other real estate owned, gains on sales of loans held-for-sale, mortgage brokerage income, loan servicing income, fiduciary activities income, ATM fees, and signature based transaction fees, which was partially offset by decreases in service charges on deposit accounts and other income.  The increase in gains on sales of other real estate owned was primarily due to increased values of underlying assets combined with an increase in the number of properties sold.  The Company sold two properties during the three-month period ended March 31, 2011 compared to one property for the same period in 2010.  The increase in gains on sales of loans held-for-sale was primarily due to increased values of loans held-for-sale.  The increase in mortgage brokerage income was due to an increase in the demand for those services.  The increase in loan servicing income was primarily due to the reversal of mortgage servicing impairment expense.  The increase in fiduciary activities income was due to an increase in the demand for those services.  The increase in ATM fees and signature based transaction fees was primarily due to an increase in the volume of transactions.  The decrease in service charges on deposit accounts was primarily due to decreases in service charges on checking accounts, partially offset by decreases in waived fees and increases in other service charges such as wire transfer fees and check cashing fees.  The decrease in other income is primarily due to decreases in letter of credit deferred fees and rental income on other real estate owned properties, which was partially offset by increases in rental income and common area maintenance income.

Other Operating Expenses

Total other operating expenses was down 2.8% for the three-month period ended March 31, 2011 from the same period in 2010, decreasing from $6,873,000 to $6,684,000.

The decrease was primarily due to decreases in occupancy and equipment expense, data processing expense, stationary and supplies, other real estate owned expense and write-downs, and other miscellaneous operating expense, which was partially offset by increases in salaries and employee benefits, advertising, and directors’ fees.  The decrease in occupancy and equipment was primarily due to decreases in rent expense, depreciation on premises and equipment, and utilities expense, which was partially offset by an increase in common area maintenance expense.  The decrease in data processing was primarily due to a reduction in contract pricing and general data processing costs.  The decrease in stationary and supplies was primarily due to a reduction in the use of stationary and supplies.  The decrease in other real estate owned expense and write-downs was due to lower write-downs and valuation expense, which was partially offset by an increase in maintenance expenses related to other real estate owned properties.  The Company recorded $71,000 and $145,000 in other real estate owned write-downs and valuation expense for the three-month periods ended March 31, 2011 and March 31, 2010, respectively.  The decrease in other miscellaneous operating expense was primarily due to decreases in contributions, legal fees, telephone expense, loan origination expense, and loan collection expense, which was partially offset by increases in accounting and audit fees, consulting fees, postage expense, minibank expense, and visa signature based expense.  The increase in salaries and benefits was primarily due to increases in contingent compensation expense, profit sharing expense, and split-dollar obligation insurance expense, which was partially offset by decreases in salaries, commissions, loan origination costs, stock compensation expense, and workers’ compensation insurance expense.  The increase in directors’ fees is primarily due to the increase in the number of meetings and number of directors receiving fees.

The following table sets forth other miscellaneous operating expenses by category for the three-month periods ended March 31, 2011 and 2010.

	(in thousands)

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2011	2010
Other miscellaneous operating expenses
FDIC assessments	$288	$285
Contributions	16	25
Legal fees	46	54
Accounting and audit fees	99	62
Consulting fees	69	53
Postage expense	97	86
Telephone expense	52	62
Public relations	33	37
Training expense	23	22
Loan origination expense	3	93
Computer software depreciation	38	44
Sundry losses	43	46
Loan collection expense	54	133
Other miscellaneous expense	361	313

Total other miscellaneous operating expenses	$1,222	$1,315

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the three months ended March 31, 2011, the Company’s expense for income taxes increased $399,000 from the same period last year, from a $290,000 benefit to an expense of $109,000.

The increase in expense for income taxes for the period presented is primarily attributable to the respective level of earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, excludable interest income and, for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	March 31, 2011	December 31, 2010

Undisbursed loan commitments	$146,238	$140,408
Standby letters of credit	2,283	3,739
Commitments to sell loans	1,136	1,826
	$149,657	$145,973

The reserve for unfunded lending commitments amounted to $742,000 at March 31, 2011, which was unchanged from December 31, 2010.  The reserve for unfunded lending commitments is included in other liabilities.

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

The following tables summarize the Company’s non-accrual loans by loan category at March 31, 2011 and December 31, 2010.

	At March 31, 2011			At December 31, 2010
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,264	$—	$2,264	$2,301	$—	$2,301
Residential construction	511	—	511	272	—	272
Commercial real estate	5,748	—	5,748	5,864	—	5,864
Agriculture	1,752	—	1,752	1,752	—	1,752
Commercial	1,575	77	1,498	1,817	77	1,740
Consumer	396	—	396	268	—	268
Total non-accrual loans	$12,246	$77	$12,169	$12,274	$77	$12,197

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

Non-accrual loans amounted to $12,246,000 at March 31, 2011 and were comprised of seven residential mortgage loans totaling $2,264,000, four residential construction loans totaling $511,000, eight commercial real estate loans totaling $5,748,000, one agricultural loan totaling $1,752,000, six commercial loans totaling $1,575,000 and five consumer loans totaling $396,000.  Non-accrual loans amounted to $12,274,000 at December 31, 2010 and were comprised of seven residential mortgage loans totaling $2,301,000, four residential construction loans totaling $272,000, nine commercial real estate loans totaling $5,864,000, one agricultural loan totaling $1,752,000, ten commercial loans totaling $1,817,000 and five consumer loans totaling $268,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

The five largest non-accrual loans as of March 31, 2011, made up approximately 63.0% in principal amount of total non-accrual loans and consisted of one commercial and industrial loan totaling $1,342,000, supported by the business assets of the borrower, one agricultural loan totaling $1,752,000, supported by real property and the business assets of the borrower, and three commercial real estate loans totaling $4,550,000, supported by commercial properties located within the Company’s market area.  All of the underlying collateral supporting these loans are generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2010, totaled approximately $7,222,000 or 58% in principal amount of total non-accrual loans and consisted of one commercial and industrial loan totaling $1,342,000, supported by the business assets of the borrower, one agricultural loan totaling $1,752,000, supported by real property and the business assets of the borrower, and three commercial real estate loans totaling $4,128,000, supported by commercial properties located within the Company’s market area.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at March 31, 2011 and December 31, 2010 consisting of loans on non-accrual status totaled $12,246,000 and $12,274,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans consisting of loans restructured and in compliance with modified terms, totaled $8,397,000 and $7,891,000 at March 31, 2011 and December 31, 2010, respectively.  The majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $46,000, or 0.3% to $14,833,000 during the first three months of 2011.  Non-performing assets net of guarantees represent 2.0% of total assets at March 31, 2011.

	At March 31, 2011			At December 31, 2010
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$12,246	$77	$12,169	$12,274	$77	$12,197
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	12,246	77	12,169	12,274	77	12,197
Other real estate owned	2,664	—	2,664	2,682	—	2,682
Total non-performing assets	14,910	77	14,833	14,956	77	14,879

Non-performing loans to total loans			2.81%			2.69%
Non-performing assets to total assets			1.98%			2.02%
Allowance for loan and lease losses to non-performing loans			96.24%			90.51%

The Company had no loans 90 days past due and still accruing at March 31, 2011 and December 31, 2010.

Non-performing assets is comprised of non-performing loans, discussed above, and other real estate owned.  OREO is made up of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell.  A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional write-downs to the appropriate expense account.

OREO amounted to $2,664,000 and $2,682,000 for the periods ended March 31, 2011 and December 31, 2010, respectively.  The decrease in OREO at March 31, 2011 from the balance at December 31, 2010 was due, for the most part, to the disposition of two OREO properties, which was partially offset by the addition of one OREO property.

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

The following table summarizes the loan loss experience of the Company for the three-month periods ended March 31, 2011 and 2010, and for the year ended December 31, 2010.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2011	2010	2010

Balance at beginning of period	$11,039	$11,916	$11,916
Provision for loan losses	990	1,450	4,914
Loans charged-off:
Commercial	(178)	(629)	(1,930)
Commercial Real Estate	(7)	(117)	(1,491)
Agriculture	—	(367)	(736)
Residential mortgage	(18)	(267)	(715)
Residential construction	—	(345)	(830)
Consumer loans to individuals	(220)	(391)	(914)

Total charged-off	(423)	(2,116)	(6,616)

Recoveries:
Commercial	19	2	540
Commercial Real Estate	—	—	1
Agriculture	—	—	78
Residential mortgage	1	—	22
Residential construction	—	6	6
Consumer loans to individuals	86	53	178

Total recoveries	106	61	825

Net charge-offs	(317)	(2,055)	(5,791)

Balance at end of period	$11,712	$11,311	$11,039

Ratio of net charge-offs
To average loans outstanding during the period	(0.07%)	(0.43%)	(1.27%)
Allowance for loan losses
To total loans at the end of the period	2.71%	2.45%	2.44%
To non-performing loans at the end of the period	95.64%	61.08%	89.94%

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2011, the Company had the following deposit mix: 32.4% in savings and MMDA deposits, 16.3% in time deposits, 22.7% in interest-bearing transaction deposits and 28.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2011 and December 31, 2010 are summarized as follows:

	(in thousands)
	March 31, 2011	December 31, 2010
Three months or less	$17,529	$22,357
Over three to twelve months	40,335	33,632
Over twelve months	8,000	12,865
Total	$65,864	$68,854

The decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios and in management’s opinion the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 65.1% on March 31, 2011.  In addition, on March 31, 2011, the Company had the following short-term investments:  $1,736,000 in securities due within one year or less; and $38,250,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $34,000,000 at March 31, 2011; additionally, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at March 31, 2011 of $117,847,000.  The line of credit with FHLB is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2011, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2011.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$72,807	9.75%	5.0%
Tier 1 Risk-Based	$72,807	15.93%	6.0%
Total Risk-Based	$78,602	17.20%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2011, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2011.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party to various legal proceedings arising in the ordinary course of business, which we do not believe to be material to our business, financial condition or liquidity.

ITEM 1A. – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results and the following information.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 12, 2011	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)