Form 10-Q
period 2011-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2011-08-15
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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
Yes ☒	No ❒

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

The number of shares of Common Stock outstanding as of August 12, 2011 was 9,116,316.

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
ITEM 2.   – Management’s Discussion and Analysis of Financial Condition and Results of Operations .............................................................................................................................................32
ITEM 3.   – Quantitative and Qualitative Disclosures About Market Risk ..................................................................................................................................................................................................50
ITEM 4.   – Controls and Procedures ...50
PART II   – Other Information ...50
ITEM 1. – Legal Proceedings ...50
ITEM 1A. – Risk Factors ...50
ITEM 6.   – Exhibits ...52
SIGNATURES ...52

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except shares and share amounts)	2011	2010
	(unaudited)
Assets

Cash and due from banks	$132,982	$139,707
Investment securities – available-for-sale	134,830	107,346
Loans, net of allowance for loan losses of $10,784 at June 30, 2011
and $11,039 at December 31, 2010	431,402	442,015
Loans held-for-sale	678	2,345
Stock in Federal Home Loan Bank and other equity securities, at cost	3,075	2,823
Premises and equipment, net	8,086	8,035
Other real estate owned	1,682	2,682
Interest receivable and other assets	34,261	32,264

Total Assets	$746,996	$737,217

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$193,592	$180,382
Interest-bearing transaction deposits	147,470	146,579
Savings and MMDA's	204,019	204,360
Time, under $100,000	38,871	40,083
Time, $100,000 and over	66,477	68,854
Total deposits	650,429	640,258

Federal Home Loan Bank advances and other borrowings	8,200	10,529
Interest payable and other liabilities	6,768	6,834

Total liabilities	665,397	657,621

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; 17,390 shares issued and
outstanding at June 30, 2011 and December 31, 2010	17,009	16,944
Common stock, no par value; 16,000,000 shares authorized;
9,116,316 shares issued and outstanding at June 30, 2011 and
9,103,158 shares issued and outstanding at December 31, 2010	62,953	62,869
Additional paid in capital	977	977
Retained earnings (accumulated deficit)	660	(401)
Accumulated other comprehensive loss, net	—	(793)
Total stockholders’ equity	81,599	79,596

Total Liabilities and Stockholders’ Equity	$746,996	$737,217

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands, except per share amounts)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest and dividend income:
Loans	$6,346	$6,764	$12,603	$13,562
Due from banks interest bearing accounts	91	88	176	182
Investment securities
Taxable	688	407	1,258	782
Non-taxable	108	206	219	441
Other earning assets	4	3	4	3
Total interest and dividend income	7,237	7,468	14,260	14,970
Interest expense:
Deposits	554	862	1,125	1,866
Other borrowings	91	108	181	215
Total interest expense	645	970	1,306	2,081
Net interest income	6,592	6,498	12,954	12,889
Provision for loan losses	1,490	863	2,480	2,313
Net interest income after provision for loan losses	5,102	5,635	10,474	10,576
Other operating income:
Service charges on deposit accounts	720	842	1,413	1,667
Gains on sales of other real estate owned	19	17	215	44
Gains on sales of loans held-for-sale	131	179	268	296
Investment and brokerage services income	295	247	540	491
Mortgage brokerage income	15	2	27	10
Loan servicing income	53	107	388	379
Fiduciary activities income	89	72	186	142
ATM fees	123	72	224	134
Signature based transaction fees	234	201	444	374
Gains on sales of available-for-sale securities	456	353	456	353
Other income	231	237	392	442
Total other operating income	2,366	2,329	4,553	4,332
Other operating expenses:
Salaries and employee benefits	3,561	3,790	7,334	7,558
Occupancy and equipment	809	810	1,632	1,658
Data processing	400	408	784	856
Stationery and supplies	88	77	163	158
Advertising	148	145	285	276
Directors’ fees	60	54	124	106
Other real estate owned expense and impairment	308	214	514	444
Other expense	1,162	1,969	2,384	3,284
Total other operating expenses	6,536	7,467	13,220	14,340
Income before income tax expense (benefit)	932	497	1,807	568
Income tax expense (benefit)	137	(102)	246	(392)

Net income	$795	$599	$1,561	$960

Preferred stock dividends and accretion	$(251)	$(249)	$(500)	$(495)
Net income available to common shareholders	$544	$350	$1,061	$465

Basic income per share	$0.06	$0.04	$0.12	$0.05
Diluted income per share	$0.06	$0.04	$0.12	$0.05

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share data)

							(Accumulated	Accumulated
						Additional	Deficit)/	Other
	Preferred Stock		Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Income	Capital	Earnings	Loss	Total

Balance at December 31, 2010	17,390	$16,944	9,103,158	$62,869		$977	$(401)	$(793)	$79,596

Comprehensive income:

Net income					$1,561		1,561		1,561

Other comprehensive income, net of tax:

Unrealized holding gains on securities arising during the current period, net of tax effect of $711					1,067
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $182					(274)
Total other comprehensive income, net of tax effect of $529					793			793	793

Comprehensive income					$2,354

Dividend on preferred stock							(435)		(435)
Discount accretion on preferred stock		65					(65)		—
Stock-based compensation and related tax benefits				84					84
Common shares issued			13,158

Balance at June 30, 2011	17,390	$17,009	9,116,316	$62,953		$977	$660	$—	$81,599

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash Flows From Operating Activities
Net Income	$1,561	$960
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	363	409
Provision for loan losses	2,480	2,313
Stock plan accruals	84	134
Gains on sales of available-for-sale securities	(456)	(353)
Gains on sales of other real estate owned	(215)	(44)
Impairment on other real estate owned	312	304
Gains on sales of loans held-for-sale	(268)	(296)
Proceeds from sales of loans held-for-sale	13,818	19,993
Originations of loans held-for-sale	(11,883)	(19,570)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(2,526)	1,189
Decrease in interest payable and other liabilities	(66)	(20)
Net cash provided by operating activities	3,204	5,019

Cash Flows From Investing Activities
Net increase in investment securities	(25,706)	(2,052)
Net decrease in loans	6,600	18,695
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(252)	(316)
Proceeds from the sale of other real estate owned	2,436	1,716
(Purchases) sales of premises and equipment, net	(414)	5
Net cash (used in) provided by investing activities	(17,336)	18,048

Cash Flows From Financing Activities
Net increase (decrease) in deposits	10,171	(10,558)
Net decrease in FHLB advances and other borrowings	(2,329)	(1,978)
Cash dividends paid on preferred stock	(435)	(435)
Net cash provided by (used in) financing activities	7,407	(12,971)

Net (decrease) increase in Cash and Cash Equivalents	(6,725)	10,096
Cash and Cash Equivalents, beginning of period	139,707	147,076
Cash and Cash Equivalents, end of period	$132,982	$157,172

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,324	$2,156
Income Taxes	$1,065	$152

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividend payable and accretion	$176	$171
Transfer of loans held-for-investment to other real estate owned	$1,533	$975
Unrealized holding gains on available for sale securities, net of taxes	$793	$441

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010 and December 31, 2010

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

Recently Issued Accounting Pronouncements:

In January 2010, Financial Accounting Standards Board (FASB) amended FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and requires the reconciliation of activity in Level 3 fair value measurements be made on a gross basis.  The amendment also clarifies the level of disaggregation required in disclosures and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 items.  The part of the amendment related to the reconciliation of Level 3 activity is effective for interim and annual periods beginning after December 15, 2010.  The remaining parts of the amendment are effective for interim and annual periods beginning after December 15, 2009.  The Company adopted the amendment on January 1, 2010 and adopted the part of the amendment related to the reconciliation of Level 3 activity on January 1, 2011.  Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

In July 2010, FASB amended FASB ASC Topic 310, “Receivables.”  This amendment modified the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

In January 2011, FASB issued Accounting Standards Update (ASU) 2011-01.  This update temporarily delays the effective date of the disclosures about troubled debt restructurings required in FASB ASC Topic 310, “Receivables.”  The disclosures about troubled debt restructurings for public entities are effective for the first interim or annual period beginning on or after June 15, 2011.

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

In May 2011, FASB issued ASU 2011-04.  This update represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In June 2011, FASB issued ASU 2011-05.  This update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

    The composition of the Company’s loan portfolio is as follows:

($ in thousands)	June 30, 2011	December 31, 2010

Commercial	$81,388	$82,815
Commercial Real Estate	182,000	186,405
Agriculture	51,964	53,040
Residential Mortgage	51,439	52,347
Residential Construction	7,931	10,246
Consumer	67,409	68,374

	442,131	453,227
Allowance for loan losses	(10,784)	(11,039)
Net deferred origination fees and costs	55	(173)

Loans, net	$431,402	$442,015

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

Residential mortgage loans, which are secured by real estate, are primarily susceptible to four risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfalls in collateral value.  In general, non-payment is usually due to loss of employment and follows general economic trends in the economy, particularly the upward movement in the unemployment rate, loss of collateral value, and demand shifts.

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Losses on loans secured by owner occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resulting over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.  Collateral valuations are obtained at origination of the credit and periodically thereafter (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Construction loans, whether owner occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Collateral valuations are obtained at origination of the credit and periodically thereafter (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as adverse weather conditions.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Collateral valuations are obtained at origination of the credit and periodically thereafter (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Collateral valuations are obtained at origination of the credit and periodically thereafter (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Consumer loans, whether unsecured or secured are primarily susceptible to four risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfall in collateral value.  In general, non-payment is usually due to loss of employment and will follow general economic trends in the economy, particularly the upward movements in the unemployment rate, loss of collateral value, and demand shifts.

As of June 30, 2011, approximately 41% in principal amount of the Company’s loans were for commercial real estate, which consists of construction and land development loans and real estate loans.  Approximately 12% of the Company’s loans were residential mortgage loans.  Approximately 2% of the Company’s loans were residential construction loans.  Approximately 30% of the Company’s loans were for general commercial uses including professional, retail, agriculture and small businesses.  Approximately 15% of the Company’s loans were consumer loans.

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment in full is unlikely, the Company will estimate its probable loss, using a recent valuation as appropriate to the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Company may periodically revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known.  Unpaid balances on loans after or during collection and liquidation may also be pursued through legal action and attachment of wages or judgment liens on the borrower's other assets.

All loans at June 30, 2011 and December 31, 2010 were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and Federal Reserve.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of June 30, 2011 and December 31, 2010 were as follows:

($ in thousands)	June 30, 2011	December 31, 2010

Commercial	$624	$1,817
Commercial Real Estate	9,648	5,864
Agriculture	1,843	1,752
Residential Mortgage	1,629	2,301
Residential Construction	258	272
Consumer	301	268

	$14,303	$12,274

Non-accrual loans amounted to $14,303,000 at June 30, 2011 and were comprised of five residential mortgage loans totaling $1,629,000, two residential construction loans totaling $258,000, eight commercial real estate loans totaling $9,648,000, two agricultural loan totaling $1,843,000, eight commercial loans totaling $624,000 and five consumer loans totaling $301,000.  Non-accrual loans amounted to $12,274,000 at December 31, 2010 and were comprised of seven residential mortgage loans totaling $2,301,000, four residential construction loans totaling $272,000, nine commercial real estate loans totaling $5,864,000, one agricultural loan totaling $1,752,000, ten commercial loans totaling $1,817,000 and five consumer loans totaling $268,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of June 30, 2011 and December 31, 2010 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
June 30, 2011
Commercial	$409	$24	$155	$588	$80,800	$81,388
Commercial Real Estate	163	521	1,608	2,292	179,708	182,000
Agriculture	203	—	1,641	1,844	50,120	51,964
Residential Mortgage	769	158	530	1,457	49,982	51,439
Residential Construction	518	—	—	518	7,413	7,931
Consumer	109	114	166	389	67,020	67,409
Total	$2,171	$817	$4,100	$7,088	$435,043	$442,131

December 31, 2010
Commercial	$1,606	$193	$228	$2,027	$80,788	$82,815
Commercial Real Estate	1,270	1,974	3,767	7,011	179,394	186,405
Agriculture	—	—	1,751	1,751	51,289	53,040
Residential Mortgage	749	—	1,326	2,075	50,272	52,347
Residential Construction	462	—	63	525	9,721	10,246
Consumer	421	88	242	751	67,623	68,374
Total	$4,508	$2,255	$7,377	$14,140	$439,087	$453,227

The Company had no loans 90 days or more past due and still accruing at June 30, 2011 and December 31, 2010.

Impaired Loans

Impaired loans, segregated by loan class, as of June 30, 2011 and December 31, 2010 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2011
Commercial	$3,928	$2,368	$1,392	$3,760	$277
Commercial Real Estate	13,539	9,648	2,554	12,202	221
Agriculture	2,791	1,843	—	1,843	—
Residential Mortgage	5,936	1,629	4,122	5,751	622
Residential Construction	1,498	258	1,138	1,396	606
Consumer	432	276	25	301	2
Total	$28,124	$16,022	$9,231	$25,253	$1,728

December 31, 2010
Commercial	$3,725	$1,660	$1,334	$2,994	$89
Commercial Real Estate	7,414	5,864	1,224	7,088	22
Agriculture	2,785	1,752	383	2,135	41
Residential Mortgage	6,544	2,123	3,910	6,033	543
Residential Construction	2,058	272	1,349	1,621	575
Consumer	312	258	36	294	12
Total	$22,838	$11,929	$8,236	$20,165	$1,282

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due.  Non-performing impaired loans totaled approximately $14,303,000 and $12,274,000 at June 30, 2011 and December 31, 2010, respectively, and had related valuation allowances of approximately $258,000 and $95,000 at June 30, 2011 and December 31, 2010, respectively.  Performing impaired loans are generally restructured loans in compliance with modified terms and totaled $10,950,000 and $7,891,000 at June 30, 2011 and December 31, 2010, respectively, and had related valuation allowances of approximately $1,470,000 and $1,187,000 at June 30, 2011 and December 31, 2010, respectively.

Interest income on impaired loans recognized during the six-month periods ended June 30, 2011 and 2010 was as follows:

($ in thousands)	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,163	$40	$3,381	$51
Commercial Real Estate	8,754	300	8,888	145
Agriculture	2,037	5	3,331	11
Residential Mortgage	6,059	88	5,426	135
Residential Construction	1,669	40	4,127	32
Consumer	339	4	254	—
Total	$22,021	$477	$25,407	$374

The average outstanding balance of non-performing impaired loans was approximately $12,941,000 and $16,926,000 for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.  Interest income recognized on non-performing impaired loans related to cash payments received was approximately $265,000 and $163,000 for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.  The average outstanding balance of performing impaired loans was approximately $9,080,000 and $8,481,000 for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.  Interest income recognized on performing impaired loans was approximately $212,000 and $211,000 for the six-month periods ended June 30, 2011 and June 30, 2010.

Credit Quality Indicators

All new loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and 8 equates to a Loss.  General definitions for each risk rating are as follows:

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

Risk Rating “7” – Doubtful (Classified):  Loans in this category indicate all of the weaknesses of a Substandard classification, however, collection of loan principal, in full, is highly questionable and improbable; possibility of loss is very high, but there is still a possibility that certain collection strategies may, yet, be successful, rendering a definitive loss difficult to estimate, at the time.  Loans in this category are in transition and, generally, do not remain in this category more than 6 months.

Risk Rating “8” – Loss (Classified):

Active Charge-Off.  Loans in this category are considered uncollectible and of such little value that their removal from the Company’s books is required.  The charge-off is pending or already processed.  Collateral positions have been or are in the process of being liquidated and the borrower/guarantor may or may not be cooperative in repayment of the debt.  Recovery prospects are unknown at the time, but we are still actively engaged in the collection of the loan.

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

The following table presents the risk ratings by loan class as of June 30, 2011 and December 31, 2010.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2011
Commercial	$60,707	$5,796	$13,966	$842	$77	$81,388
Commercial Real Estate	149,370	10,605	22,025	—	—	182,000
Agriculture	41,466	3,741	6,757	—	—	51,964
Residential Mortgage	43,165	111	8,163	—	—	51,439
Residential Construction	5,360	478	2,093	—	—	7,931
Consumer	60,471	2,470	4,468	—	—	67,409
Total	$360,539	$23,201	$57,472	$842	$77	$442,131

December 31, 2010
Commercial	$57,966	$7,764	$15,862	$1,146	$77	$82,815
Commercial Real Estate	147,350	26,040	13,015	—	—	186,405
Agriculture	43,384	4,991	4,665	—	—	53,040
Residential Mortgage	41,437	3,235	7,675	—	—	52,347
Residential Construction	5,890	2,315	2,041	—	—	10,246
Consumer	59,824	4,617	3,933	—	—	68,374
Total	$355,851	$48,962	$47,191	$1,146	$77	$453,227

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2011.

Three-month period ended June 30, 2011
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2011	$3,403	$2,870	$2,120	$1,030	$1,401	$689	$199	$11,712
Provision for loan losses	681	15	639	83	(16)	9	79	1,490

Charge-offs	(458)	(1,406)	(320)	(173)	(198)	(228)	—	(2,783)
Recoveries	3	147	116	10	51	38	—	365
Net charge-offs	(455)	(1,259)	(204)	(163)	(147)	(190)	—	(2,418)
Balance as of June 30, 2011	3,629	1,626	2,555	950	1,238	508	278	10,784

Six-month period ended June 30, 2011
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Provision for loan losses	482	935	618	300	(334)	276	203	2,480

Charge-offs	(636)	(1,413)	(320)	(191)	(198)	(448)	—	(3,206)
Recoveries	22	147	116	11	51	124	—	471
Net charge-offs	(614)	(1,266)	(204)	(180)	(147)	(324)	—	(2,735)
Balance as of June 30, 2011	3,629	1,626	2,555	950	1,238	508	278	10,784

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2011.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	277	221	—	622	606	2	—	1,728
Loans collectively evaluated for impairment	3,352	1,405	2,555	328	632	506	278	9,056
Ending Balance	$3,629	$1,626	$2,555	$950	$1,238	$508	$278	$10,784

The following table details activity in the allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2010.

Three-month period ended June 30, 2010
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2010	$4,046	$2,320	$1,647	$682	$1,542	$496	$579	$11,311
Provision for loan losses	9	107	275	220	(114)	331	34	863

Charge-offs	(208)	(110)	—	(137)	(11)	(154)	—	(620)
Recoveries	432	2	—	—	—	42	—	476
Net charge-offs	224	(108)	—	(137)	(11)	(112)	—	(144)
Balance as of June 30, 2010	4,279	2,319	1,922	765	1,417	715	613	12,030

Six-month period ended June 30, 2010
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2009	$4,036	$2,706	$1,681	$735	$1,611	$506	$641	$11,916
Provision for loan losses	646	(162)	608	434	156	659	(28)	2,313

Charge-offs	(837)	(227)	(367)	(404)	(356)	(545)	—	(2,736)
Recoveries	434	2	—	—	6	95	—	537
Net charge-offs	(403)	(225)	(367)	(404)	(350)	(450)	—	(2,199)
Balance as of June 30, 2010	4,279	2,319	1,922	765	1,417	715	613	12,030

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2010.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	52	24	121	444	469	125	—	1,235
Loans collectively evaluated for impairment	4,227	2,295	1,801	321	948	590	613	10,795
Ending Balance	$4,279	$2,319	$1,922	$765	$1,417	$715	$613	$12,030

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the period ended December 31, 2010.

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

The Company’s investment in loans as of June 30, 2011, June 30, 2010, and December 31, 2010 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2011
Loans individually evaluated for impairment	$3,760	$12,202	$1,843	$5,751	$1,396	$301	$25,253
Loans collectively evaluated for impairment	77,628	169,798	50,121	45,688	6,535	67,108	416,878
Ending Balance	$81,388	$182,000	$51,964	$51,439	$7,931	$67,409	$442,131

June 30, 2010
Loans individually evaluated for impairment	$1,675	$8,713	$3,207	$5,235	$3,272	$364	$22,466
Loans collectively evaluated for impairment	85,365	182,010	50,079	49,271	7,937	67,522	442,184
Ending Balance	$87,040	$190,723	$53,286	$54,506	$11,209	$67,886	$464,650

December 31, 2010
Loans individually evaluated for impairment	$2,994	$7,088	$2,135	$6,033	$1,621	$294	$20,165
Loans collectively evaluated for impairment	79,821	179,317	50,905	46,314	8,625	68,080	433,062
Ending Balance	$82,815	$186,405	$53,040	$52,347	$10,246	$68,374	$453,227

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2011 for cash proceeds equal to the fair value of the loans.

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

At June 30, 2011, the Company had $678,000 of mortgage loans held-for-sale.  At June 30, 2011 and December 31, 2010, the Company serviced real estate mortgage loans for others of $211,642,000 and $211,124,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2011 and December 31, 2010.

	(in thousands)
	December 31, 2010	Additions	Reductions	June 30, 2011

Mortgage servicing rights	$1,712	$133	$186	$1,659
Valuation allowance	(345)	—	(175)	(170)
Mortgage servicing rights, net of valuation allowance	$1,367	$133	$11	$1,489

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2011 and 2010.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income	$795	$599	$1,561	$960
Preferred stock dividend and accretion	$(251)	$(249)	$(500)	$(495)
Net income available to common shareholders	$544	$350	$1,061	$465

Weighted average common shares outstanding	9,070,746	9,020,354	9,064,167	9,014,661
Basic EPS	$0.06	$0.04	$0.12	$0.05

Diluted earnings per share:
Net income	$795	$599	$1,561	$960
Preferred stock dividend and accretion	$(251)	$(249)	$(500)	$(495)
Net income available to common shareholders	$544	$350	$1,061	$465

Weighted average common shares outstanding	9,070,746	9,020,354	9,064,167	9,014,661

Effect of dilutive options	1,130	3,525	1,739	2,148

Adjusted weighted average common shares outstanding	9,071,876	9,023,879	9,065,906	9,016,809
Diluted EPS	$0.06	$0.04	$0.12	$0.05

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 395,277 and 499,687 for the three months ended June 30, 2011 and 2010 respectively.  In addition, warrants for 352,977 shares issued to the U.S. Treasury were not used in the computation of diluted earnings per share for both periods because they would have had an anti-dilutive effect.

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 403,015 and 499,687 for the six months ended June 30, 2011 and 2010 respectively.  In addition, warrants for 352,977 shares issued to the U.S. Treasury were not used in the computation of diluted earnings per share for both periods because they would have had an anti-dilutive effect.

5.    STOCK PLANS

The following table presents the activity related to stock options for the three months ended June 30, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	446,967	$11.86

Granted	—	—

Expired	—	—

Cancelled / Forfeited	(29,423)	$13.30

Exercised	—	—	—

Options outstanding at End of Period	417,544	$11.76	$6,925	3.60

Exercisable (vested) at End of Period	384,190	$12.33	$1,931	3.14

The following table presents the activity related to stock options for the six months ended June 30, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	507,947	$11.07

Granted	13,750	$4.75

Expired	(74,730)	$5.13

Cancelled / Forfeited	(29,423)	$13.30

Exercised	—	—	—

Options outstanding at End of Period	417,544	$11.76	$6,925	3.60

Exercisable (vested) at End of Period	384,190	$12.33	$1,931	3.14

The weighted average fair value of options granted during the six-month period ended June 30, 2011 was $2.18 per share.

As of June 30, 2011, there was $63,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.83 years.

There was $14,000 of recognized compensation cost related to non-vested stock options for the six months ended June 30, 2011.

A summary of the weighted average assumptions used in valuing stock options during the three months and six months ended June 30, 2011 is presented below.

	Three Months Ended	Six months Ended
	June 30, 2011*	June 30, 2011
Risk Free Interest Rate	—	1.91%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	50.98%
    * There were no stock options or restricted stock granted during the three-month period ended June 30, 2011.

The following table presents the activity related to restricted stock for the three months ended June 30, 2011.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	45,570	$7.23

Granted	—	—

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—

Restricted stock outstanding at End of Period	45,570	$7.23	$209,622	8.26

The following table presents the activity related to restricted stock for the six months ended June 30, 2011.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	39,528	$10.26

Granted	13,158	$4.75

Cancelled / Forfeited	—	—

Exercised/Released/Vested	(7,116)	$19.47	$31,666

Restricted stock outstanding at End of Period	45,570	$7.23	$209,622	8.26

The weighted average fair value of restricted stock granted during the six-month period ended June 30, 2011 was $4.75 per share.

As of June 30, 2011, there was $147,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.58 years.

There was $47,000 of recognized compensation cost related to non-vested stock options for the six months ended June 30, 2011.

The Company has an Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, the Company is authorized to issue to eligible employees shares of common stock.  There are 292,136 shares authorized under the ESPP.  The ESPP will terminate February 27, 2017.  The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2010 to November 23, 2011.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the date of participation or the fair market value on the last trading day during the participation period.

As of June 30, 2011, there was $22,600 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $22,600 of recognized compensation cost related to ESPP issuances for the six-month period ended June 30, 2011.

The weighted average fair value at issuances date during the six-month period ended June 30, 2011 was $1.22.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months and six months ended June 30, 2011 is presented below.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Risk Free Interest Rate	0.26%	0.26%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	30.00%	30.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At June 30, 2011 there were no loans held-for-sale that required a write-down.

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

At June 30, 2011, substantially all of the total impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011.
	(in thousands)
June 30, 2011	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,307	$2,307	$—	$—
Securities of U.S. government
agencies and corporations	44,347	—	44,347	—
Obligations of states and
political subdivisions	22,230	—	22,230	—
Mortgage-backed securities	65,946	—	65,946	—

Total investments at fair value	$134,830	$2,307	$132,523	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010.

December 31, 2010	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$4,226	$4,226	$—	$—
Securities of U.S. government
agencies and corporations	40,775	—	40,775	—
Obligations of states and
political subdivisions	20,045	—	20,045	—
Mortgage-backed securities	42,300	—	42,300	—

Total investments at fair value	$107,346	$4,226	$103,120	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market where fair value is below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2011.
	(in thousands)
June 30, 2011	Total	Level 1	Level 2	Level 3	Total gains/losses for the six month period ended June 30, 2011
Impaired loans	$10,303	$—	$—	$10,303	$(2,111)
Other real estate owned	1,597	—	—	1,597	(590)
Loan servicing rights	1,489	—	—	1,489	175

Total assets at fair value	$13,389	$—	$—	$13,389	$(2,526)

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2010.
	(in thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3	Total gains/losses for the year ended December 31, 2010
Impaired loans	$7,807	$—	$—	$7,807	$(2,578)
Other real estate owned	1,517	—	—	1,517	(689)
Loan servicing rights	1,367	—	—	1,367	(69)

Total assets at fair value	$10,691	$—	$—	$10,691	$(3,336)

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2011 and December 31, 2010.

7.    REFERRED STOCK AND COMMON STOCK WARRANTS

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

The estimated fair values of the Company’s financial instruments for the period ended June 30, 2011 and December 31, 2010 are approximately as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$132,982	$132,982	$139,707	$139,707
Investment securities	134,830	134,830	107,346	107,346
Other equity securities	3,075	3,075	2,823	2,823
Loans:
Net loans	431,402	428,738	442,015	439,274
Loans held-for-sale	678	695	2,345	2,344
Interest receivable	2,574	2,574	2,486	2,486
Financial liabilities:
Deposits	650,429	641,593	640,258	631,281
FHLB advances and other borrowings	8,200	8,347	10,529	10,775
Interest payable	133	133	151	151

	June 30, 2011		December 31, 2010
(in thousands)	Contract amount	Fair value	Contract amount	Fair Value

Unrecognized financial instruments:
Commitments to extend credit	$148,237	$1,112	$140,408	$1,053
Standby letters of credit	2,919	29	3,739	37

9.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2011 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$2,292	$15	$—	$2,307
Securities of U.S. government agencies and corporations	44,300	150	(103)	44,347
Obligations of states and political subdivisions	22,105	316	(191)	22,230
Mortgage-backed securities	65,603	395	(52)	65,946

Total debt securities	$134,300	$876	$(346)	$134,830

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

Proceeds from sales of available-for-sale securities were $18,082,000 for the six-month and three-month periods ended June 30, 2011.  Proceeds from sales of available-for-sale securities were $20,552,000 for the six-month and three-month periods ended June 30, 2010.  Gross realized gains from sales of available-for-sale securities were $456,000 for the six-month and three-month periods ended June 30, 2011.  Gross realized gains from sales of available-for-sale securities were $353,000 for the six-month and three-month periods ended June 30, 2010.  There were no gross realized losses from sales of available-for-sale securities for the six-month and three-month periods ended June 30, 2011.  Gross realized losses from sales of available-for-sale securities were $9,000 for the six-month and three-month periods ended June 30, 2010.

The amortized cost and estimated market value of debt and other securities at June 30, 2011, by contractual maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$18,540	$18,638
Due after one year through five years	83,351	83,699
Due after five years through ten years	17,506	17,589
Due after ten years	14,903	14,904

	$134,300	$134,830

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $62,523,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2011, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$10,961	$(103)	$—	$—	$10,961	$(103)

Obligations of states and political subdivisions	6,306	(156)	1,149	(35)	7,455	(191)

Mortgage-backed securities	10,719	(52)	—	—	10,719	(52)

Total	$27,986	$(311)	$1,149	$(35)	$29,135	$(346)

No decline in value was considered “other-than-temporary” during 2011.  Twenty-nine securities that had a fair value of $27,986,000 and a total unrealized loss of $311,000 have been in an unrealized loss position for less than twelve months as of June 30, 2011.  In addition, three securities with a fair value of $1,149,000 and a total unrealized loss of $35,000 have been in an unrealized loss position for more than twelve months as of June 30, 2011.  The declines in market value were primarily attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

No decline in value was considered “other-than-temporary” during 2010.  Sixty-eight securities that had a fair value of $50,664,000 and a total unrealized loss of $1,035,000 have been in an unrealized loss position for less than twelve months as of December 31, 2010.  In addition, three securities with a fair value of $1,084,000 and a total unrealized loss of $101,000 that have been in an unrealized loss position for more than twelve months as of December 31, 2010.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

Investment securities carried at $37,318,000 and $35,009,000 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

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

Significant results and developments during the second quarter and year-to-date 2011 include:

• Net income of $1.56 million for the six months ended June 30, 2011, up 62.6% from the $0.96 million for the same fiscal period last year.

• Diluted income per share for the six month period ended June 30, 2011 was $0.12, up 140.0% from the diluted income per share of $0.05 reported in the same period last year.

• Net interest income increased in the six months ended June 30, 2011 by $65,000, or 0.5%, to $12.95 million from $12.89 million in the same period last year.  The increase in net interest income was primarily attributable to a decrease in interest costs, which was partially offset by a decrease in interest yields.  Net interest margin was stable at 3.77% for the six-month periods ending June 30, 2011 and June 30, 2010.

• Provision for loan losses of $2.48 million for the six-month period ended June 30, 2011 compared to a provision for loan losses of $2.31 million for the same period in 2010.

• Total assets at June 30, 2011 were $747.0 million, an increase of $9.8 million, or 1.3%, from levels at December 31, 2010.

• Total net loans at June 30, 2011 (including loans held-for-sale) decreased $12.3 million, or 2.8%, to $432.1 million compared to December 31, 2010.

• Total investment securities at June 30, 2011 increased $27.5 million, or 25.6%, to $134.8 million compared to December 31, 2010.

• Total deposits of $650.4 million at June 30, 2011, represented an increase of $10.2 million, or 1.6%, compared to December 31, 2010.

• Net income of $0.80 million for the three months ended June 30, 2011, up 32.7% from the $0.60 million for the same fiscal period last year.

• Diluted income per share for the three month period ended June 30, 2011 was $0.06, up 50.0% from the diluted income per share of $0.04 reported in the same period last year.

SUMMARY

The Company recorded net income of $1,561,000 for the six-month period ended June 30, 2011, representing an increase of $601,000 from net income of $960,000 for the same period in 2010.

The following tables present a summary of the results for the three-month and six-month periods ended June 30, 2011 and 2010, and year ended December 31, 2010.

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

(in thousands except for per share amounts)
For the Period:

Net Income	$795	$599	$1,561	$960

Basic Earnings Per Common Share	$0.06	$0.04	$0.12	$0.05

Diluted Earnings Per Common Share	$0.06	$0.04	$0.12	$0.05

	June 30, 2011	December 31, 2010

(in thousands except for ratios)
At Period End:

Total Assets	$746,996	$737,217

Total Loans, Net (including loans held-for-sale)	$432,080	$444,360

Total Investment Securities	$134,830	$107,346

Total Deposits	$650,429	$640,258

Loan-To-Deposit Ratio	66.4%	69.4%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	June 30, 2011			June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$426,369	$6,346	5.97%	$454,520	$6,764	5.97%
Interest bearing due from banks	130,388	91	0.28%	139,951	88	0.25%
Investment securities, taxable	121,596	688	2.27%	71,083	407	2.30%
Investment securities, non-taxable (2)	10,266	108	4.22%	19,903	206	4.15%
Other interest earning assets	2,992	4	0.54%	2,725	3	0.44%
Total average interest-earning assets	691,611	7,237	4.20%	688,182	7,468	4.35%
Non-interest-earning assets:
Cash and due from banks	15,571			13,820
Premises and equipment, net	8,133			7,106
Other real estate owned	2,312			3,437
Interest receivable and other assets	33,302			33,802
Total average assets	750,929			746,347

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	151,452	86	0.23%	138,824	98	0.28%
Savings and MMDA’s	207,707	232	0.45%	194,426	301	0.62%
Time, under $100,000	39,507	61	0.62%	50,489	96	0.76%
Time, $100,000 and over	65,037	175	1.08%	87,519	367	1.68%
FHLB advances and other borrowings	10,150	91	3.60%	11,841	108	3.66%
Total average interest-bearing liabilities	473,853	645	0.55%	483,099	970	0.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	189,611			179,165
Interest payable and other liabilities	6,954			6,109
Total liabilities	670,418			668,373
Total average stockholders’ equity	80,511			77,974
Total average liabilities and stockholders’ equity	$750,929			$746,347
Net interest income and net interest margin (3)		$6,592	3.82%		$6,498	3.79%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $168 and $228 for the three months ended June 30, 2011 and 2010, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended			Six months ended
	June 30, 2011			June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$428,776	$12,603	5.93%	$458,218	$13,562	5.97%
Interest bearing due from banks	138,175	176	0.26%	142,273	182	0.26%
Investment securities, taxable	112,872	1,258	2.25%	65,799	782	2.40%
Investment securities, non-taxable (2)	10,335	219	4.27%	21,257	441	4.18%
Other interest earning assets	2,908	4	0.28%	2,616	3	0.23%
Total average interest-earning assets	693,066	14,260	4.15%	690,163	14,970	4.37%
Non-interest-earning assets:
Cash and due from banks	15,675			14,047
Premises and equipment, net	8,075			7,222
Other real estate owned	2,788			3,545
Interest receivable and other assets	32,968			34,004
Total average assets	752,572			748,981

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	149,638	171	0.23%	137,410	212	0.31%
Savings and MMDA’s	209,723	474	0.46%	194,236	645	0.67%
Time, under $100,000	39,659	124	0.63%	51,843	255	0.99%
Time, $100,000 and over	66,295	356	1.08%	91,284	754	1.67%
FHLB advances and other borrowings	10,143	181	3.60%	11,820	215	3.67%
Total average interest-bearing liabilities	475,458	1,306	0.55%	486,593	2,081	0.86%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	190,612			178,647
Interest payable and other liabilities	6,658			6,123
Total liabilities	672,728			671,363
Total average stockholders’ equity	79,844			77,618
Total average liabilities and stockholders’ equity	$752,572			$748,981
Net interest income and net interest margin (3)		$12,954	3.77%		$12,889	3.77%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $358 and $450 for the six months ended June 30, 2011 and 2010, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $6,725,000 decrease in cash and due from banks, a $27,484,000 increase in investment securities available-for-sale, a $10,613,000 decrease in net loans held-for-investment, a $1,667,000 decrease in loans held-for-sale, a $1,000,000 decrease in other real estate owned and a $1,997,000 increase in interest receivable and other assets from December 31, 2010 to June 30, 2011.  The decrease in cash and due from banks was due to a decrease in interest bearing due from bank accounts, which was partially offset by an increase in non-interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of U.S. Treasury securities, agency bonds, municipal securities and mortgage backed securities, slightly offset by calls of agency bonds and sales of U.S. Treasury securities, agency bonds and mortgage backed securities.  The decrease in loans held-for-investment was due to decreases in the following loan categories: commercial and industrial; agricultural; true equipment leases; consumer; real estate; real estate commercial and construction; and home equity.  The decrease in loans held-for-investment was partially offset by increases in the following loan categories:  equipment; financed equipment leases; and real estate SBA (Small Business Administration).  The decrease in loans held-for-sale was due to decreases in real estate loans held-for-sale.  The Company originated approximately $11,883,000 in residential mortgage loans during the first six months of 2011, which was offset by approximately $13,818,000 in loan sales during this period.  The decrease in other real estate owned is due to sales of other real estate owned properties, which was partially offset by additions of other real estate owned properties.  The increase in interest receivable and other assets was mainly due to increases in accrued income on securities, income taxes receivable, cash surrender value of bank owned life insurance, sold loan settlement, unamortized loan costs, mortgage servicing asset and suspense & holdovers, which was partially offset by decreases in accrued income on loans, housing tax credits and prepaid expenses.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $10,171,000 from December 31, 2010 to June 30, 2011.  The increase in deposits was due to increases in demand deposits, interest-bearing transaction deposits, and savings accounts, which were partially offset by decreases in money market accounts and time deposits.

Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $2,329,000 from December 31, 2010 to June 30, 2011, due to maturing FHLB advances and a decrease in secured borrowings from the U.S. Treasury’s Treasury Tax and Loan Program.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the twelve-month period ended June 30, 2011.

Interest income on loans for the six-month period ended June 30, 2011 was down 7.1% from the same period in 2010, decreasing from $13,562,000 to $12,603,000 and was down 6.2% for the three-month period ended June 30, 2011 over the same period in 2010, from $6,764,000 to $6,346,000.  The decrease in interest income on loans for the six-month period ended as compared to the same period a year ago was primarily due to a 4 basis point decrease in loan yields combined with a decrease in average loans.  The decrease in loan yields was primarily due to repricing of loans at lower rates.  The decrease for the three-month period ended June 30, 2011 as compared to the same period a year ago was primarily due to a decrease in average loans.

Interest income on investment securities available-for-sale for the six-month period ended June 30, 2011 was up 20.8% from the same period in 2010, increasing from $1,223,000 to $1,477,000 and was up 29.9% for the three-month period ended June 30, 2011 over the same period in 2010, from $613,000 to $796,000.  The increase in interest income on investment securities for the six-month period ended June 30, 2011 as compared to the same period a year ago was primarily due to an increase in average investment securities partially offset by a 41 basis point decrease in investment securities yields.  The increase for the three-month period ended June 30, 2011 as compared to the same period a year ago was primarily due to an increase in average investment securities partially offset by a 28 basis point decrease in investment securities yields.  The decrease in investment securities yields for the three-month and six-month periods ended June 30, 2011 was primarily due to repricing of investment securities at lower rates.

Interest income on interest-bearing due from banks for the six-month period ended June 30, 2011 was down 3.3% from the same period in 2010, decreasing from $182,000 to $176,000 and was up 3.4% for the three-month period ended June 30, 2011 over the same period in 2010, from $88,000 to $91,000.  The decrease in interest income on interest-bearing due from banks for the six-month period ended June 30, 2011 as compared to the same period a year ago was primarily due to a decrease in average interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three-month period ended June 30, 2011 as compared to the same period a year ago was primarily due to a 3 basis point increase in interest-bearing due from bank yields partially offset by a decrease in average interest-bearing due from banks.

The Company had no Federal Funds sold balances during the three-month and six-month periods ended June 30, 2011 and June 30, 2010.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first six months of 2011 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2011 was down 37.2% from the same period in 2010, decreasing from $2,081,000 to $1,306,000 and was down 33.5% for the three-month period ended June 30, 2011 over the same period in 2010 from $970,000 to $645,000.  The decrease in interest expense during the six-month period ended June 30, 2011 was due to a 31 basis point decrease in the Company’s average cost of funds combined with a decrease in average interest-bearing liabilities.  The decrease in interest expense during the three-month period ended June 30, 2011 was primarily due to a 25 basis point decrease in the Company’s average cost of funds combined with a decrease in average interest-bearing liabilities.  The decrease in average cost of funds for the three-month and six-month periods ended June 30, 2011 is primarily due to the maturing and repricing of time deposits and a change in the mix of interest-bearing liabilities, which resulted in an increase in lower cost deposits.

Provision for Loan Losses

There was a provision for loan losses of $2,480,000 for the six-month period ended June 30, 2011 compared to a provision for loan losses of $2,313,000 for the same period in 2010.  There was a provision for loan losses of $1,490,000 for the three-month period ended June 30, 2011 compared to a $863,000 provision for the same period in 2010.  The allowance for loan losses was approximately $10,784,000, or 2.44% of total loans, at June 30, 2011 compared to $11,039,000, or 2.44% of total loans, at December 31, 2010.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three-month and six-month periods in 2011 was primarily due to increased net charge-offs as a percentage of the allowance for loan losses, partially offset by decreased loan volumes compared to the three-month and six-month periods in 2010.

Provision for Unfunded Lending Commitment Losses

There was a recovery of provision for unfunded lending commitment losses of $24,000 for the six-month period ended June 30, 2011 compared to no recovery of provision for the same period in 2010.  There was a recovery of provision for unfunded lending commitment losses of $24,000 for the three-month period ended June 30, 2011 compared to no recovery of provision for the same period in 2010.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 5.1% for the six-month period ended June 30, 2011 from the same period in 2010, increasing from $4,332,000 to $4,553,000.

This increase was primarily due to increases in gains on sales of other real estate owned, investment and brokerage services income, mortgage brokerage income, loan servicing income, fiduciary activities income, ATM fees, signature based transaction fees, and gains on sales of available for sale securities, which was partially offset by decreases in service charges on deposit accounts, gains on sales of loans held-for-sale, and other income.  The increase in gains on sales of other real estate owned was primarily due to successful sales of other real estate owned.  The increase in investment and brokerage services income, mortgage brokerage income, and fiduciary activities income was due to an increase in the demand for those services.  The increase in loan servicing income was primarily due to the reversal of mortgage servicing impairment expense and increases in fee income, partially offset by a decrease in mortgage servicing assets recorded.  The increase in ATM fees and signature based transaction fees was primarily due to an increase in the volume of transactions.  The increase in gains on sales of available-for-sale securities was primarily due to increased values of securities sold.  The decrease in service charges on deposit accounts was primarily due to decreases in service charges on checking accounts, partially offset by increases in analysis service charges, decreases in waived fees, and increases in wire transfer fees and check cashing fees.  The decrease in gains on sales of loans held-for-sale was primarily due to decreased sales volume of loans held-for-sale.  The decrease in other income is primarily due to decreases in letter of credit deferred fees, miscellaneous income, and gain on sale of equipment, which was partially offset by increases in rental income and common area maintenance income.

Other operating income was up 1.6% for the three-month period ended June 30, 2011 from the same period in 2010, increasing from $2,329,000 to $2,366,000.

This increase was primarily due to increases in gains on sales of other real estate owned, investment and brokerage services income, mortgage brokerage income, fiduciary activities income, ATM fees, signature based transaction fees, and gains on sales of available for sale securities, which was partially offset by decreases in service charges on deposit accounts, gains on sales of loans held-for-sale, loan servicing income, and other income.  The increase in gains on sales of other real estate owned was primarily due to successful sales of other real estate owned.  The increase in investment and brokerage services income, mortgage brokerage income, and fiduciary activities income was due to an increase in the demand for those services.  The increase in ATM fees and signature based transaction fees was primarily due to an increase in the volume of transactions.  The increase in gains on sales of available-for-sale securities was primarily due to increased values of securities sold.  The decrease in service charges on deposit accounts was primarily due to decreases in service charges on checking accounts, partially offset by increases in analysis service charges, wire transfer fees, and check cashing fees.  The decrease in gains on sales of loans held-for-sale was primarily due to decreased sales volume of loans held-for-sale.  The decrease in loan servicing income was primarily due to an increase in mortgage servicing impairment expense and a decrease in mortgage servicing assets recorded, partially offset by increases in fee income.  The decrease in other income is primarily due to decreases in letter of credit deferred fees and gain on sale of equipment, which was partially offset by increases in rental income on other real estate owned properties, rental income, and common area maintenance income.

Other Operating Expenses

Total other operating expenses was down 7.8% for the six-month period ended June 30, 2011 from the same period in 2010, decreasing from $14,340,000 to $13,220,000.

The decrease was primarily due to decreases in salaries and employee benefits, occupancy and equipment expense, data processing expense, and other miscellaneous operating expense, which was partially offset by increases in stationary and supplies, advertising, directors’ fees, and other real estate owned expense and impairment.  The decrease in salaries and employee benefits was primarily due to decreases in regular salaries, commissions, loan origination costs, and stock compensation, which was partially offset by increases in profit sharing expense, worker’s compensation insurance, retirement compensation expense, and split-dollar obligation insurance expense.  The decrease in occupancy and equipment was primarily due to decreases in rent expense, depreciation expense, and utilities expense, which was partially offset by increases in branch moving expense and common area maintenance expense.  The decrease in data processing was primarily due to a reduction in contract pricing and general data processing costs.  The decrease in other miscellaneous operating expense was primarily due to a recovery of provision for unfunded loan commitments, decreases in FDIC assessments, legal fees, loan origination expense, sundry losses, and loan collection expense, which was partially offset by increases in accounting and audit fees, consulting fees, and other miscellaneous expenses.  The decrease in loan collection expense was due to a decrease in activities requiring loan collection.  The increase in stationary and supplies was primarily due to an increase in the use of stationary and supplies.  The increase in directors’ fees is primarily due to the increase in the number of meetings and number of directors receiving fees.  The increase in other real estate owned expense and impairment was primarily due to an increase in maintenance expenses related to other real estate owned properties.

Total other operating expenses was down 12.5% for the three-month period ended June 30, 2011 from the same period in 2010, decreasing from $7,467,000 to $6,536,000.

The decrease was primarily due to decreases in salaries and employee benefits, occupancy and equipment expense, data processing expense, and other miscellaneous operating expense, which was partially offset by increases in stationary and supplies, advertising, directors’ fees, and other real estate owned expense and impairment.  The decrease in salaries and employee benefits was primarily due to decreases in regular salaries, commissions, contingent compensation bonus and related payroll taxes, loan origination costs, stock compensation, and profit sharing expense, which was partially offset by increases in welfare & recreation expense, worker’s compensation insurance, and retirement compensation expense.  The decrease in occupancy and equipment was primarily due to decreases in rent expense, depreciation expense, and an increase in utility rebates on solar equipment, which was partially offset by increases in building maintenance expense, branch moving expense, and common area maintenance expense.  The decrease in data processing was primarily due to a reduction in general data processing costs, partially offset by an increase in contract pricing.  The decrease in other miscellaneous operating expense was primarily due to a recovery of provision for unfunded loan commitments, decreases in FDIC assessments, legal fees, sundry losses, and loan collection expense, which was partially offset by increases in accounting and audit fees, and other miscellaneous expenses.  The decrease in loan collection expense was due to a decrease in activities requiring loan collection.  The increase in stationary and supplies was primarily due to an increase in the use of stationary and supplies.  The increase in directors’ fees is primarily due to the increase in the number of meetings and number of directors receiving fees.  The increase in other real estate owned expense and impairment was primarily due to an increase in write-downs and maintenance expenses related to other real estate owned properties.

The following table sets forth other miscellaneous operating expenses by category for the three-month and six-month periods ended June 30, 2011 and 2010.

	(in thousands)

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Other miscellaneous operating expenses
Recovery of provision for unfunded loan commitments expense	$(24)	$—	$(24)	$—
FDIC assessments	184	288	472	573
Contributions	27	25	43	50
Legal fees	81	144	127	199
Accounting and audit fees	97	70	196	132
Consulting fees	89	78	158	131
Postage expense	95	107	192	194
Telephone expense	54	51	106	113
Public relations	34	40	67	77
Training expense	35	21	58	43
Loan origination expense	55	54	58	147
Computer software depreciation	48	46	86	90
(Recovery of) sundry losses	(27)	304	16	350
Loan collection expense	40	399	94	532
Other miscellaneous expense	374	342	735	653

Total other miscellaneous operating expenses	$1,162	$1,969	$2,384	$3,284

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the six months ended June 30, 2011, the Company’s expense for income taxes increased $638,000 from the same period last year, from a $392,000 benefit to an expense of $246,000.  Although the Company generated net income in the prior period, the Company realized a tax benefit primarily due to the recordation of various tax credits.

In the three months ended June 30, 2011, the Company’s expense for income taxes increased $239,000 from the same period last year, from a $102,000 benefit to an expense of $137,000.  Although the Company generated net income in the prior period, the Company realized a tax benefit primarily due to the recordation of various tax credits.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2011	December 31, 2010

Undisbursed loan commitments	$148,237	$140,408
Standby letters of credit	2,919	3,739
Commitments to sell loans	1,091	1,826
	$152,247	$145,973

The reserve for unfunded lending commitments amounted to $718,000 and $742,000 at June 30, 2011 and December 31, 2010, respectively.  The reserve for unfunded lending commitments is included in other liabilities.

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for loan losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal bank and thrift regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes:

•
Substandard Assets – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Doubtful Assets – An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Other Real Estate Owned and loans rated Substandard and Doubtful are deemed "classified assets".  This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2011, March 31, 2011 and December 31, 2010.

	At June 30, 2011			At March 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$1,629	$—	$1,629	$2,264	$—	$2,264
Residential construction	258	—	258	511	—	511
Commercial real estate	9,648	—	9,648	5,748	—	5,748
Agriculture	1,843	—	1,843	1,752	—	1,752
Commercial	624	77	547	1,575	77	1,498
Consumer	301	—	301	396	—	396
Total non-accrual loans	$14,303	$77	$14,226	$12,246	$77	$12,169

	At December 31, 2010
	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,301	$—	$2,301
Residential construction	272	—	272
Commercial real estate	5,864	—	5,864
Agriculture	1,752	—	1,752
Commercial	1,817	77	1,740
Consumer	268	—	268
Total non-accrual loans	$12,274	$77	$12,197

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

Non-accrual loans amounted to $14,303,000 at June 30, 2011 and were comprised of five residential mortgage loans totaling $1,629,000, two residential construction loans totaling $258,000, eight commercial real estate loans totaling $9,648,000, two agricultural loan totaling $1,843,000, eight commercial loans totaling $624,000 and five consumer loans totaling $301,000.  Non-accrual loans amounted to $12,274,000 at December 31, 2010 and were comprised of seven residential mortgage loans totaling $2,301,000, four residential construction loans totaling $272,000, nine commercial real estate loans totaling $5,864,000, one agricultural loan totaling $1,752,000, ten commercial loans totaling $1,817,000 and five consumer loans totaling $268,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of June 30, 2011, made up approximately 80.0% in principal amount of total non-accrual loans and consisted of one residential mortgage loan totaling $751,000, supported by residential property located within the Company’s market area, three commercial real estate loans totaling $8,989,000, supported by commercial properties located within the Company’s market area, and one agricultural loan totaling $1,641,000, supported by real property and the business assets of the borrower.  All of the underlying collateral supporting these loans is generally appraised every six months.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at June 30, 2011 and December 31, 2010 consisting of loans on non-accrual status totaled $14,303,000 and $12,274,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which generally consist of loans restructured and in compliance with modified terms, totaled $10,950,000 and $7,891,000 at June 30, 2011 and December 31, 2010, respectively.  The majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $1,029,000, or 6.9% to $15,908,000 during the first six months of 2011.  Non-performing assets net of guarantees represent 2.1% of total assets at June 30, 2011.

	At June 30, 2011			At March 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$14,303	$77	$14,226	$12,246	$77	$12,169
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	14,303	77	14,226	12,246	77	12,169
Other real estate owned	1,682	—	1,682	2,664	—	2,664
Total non-performing assets	15,985	77	15,908	14,910	77	14,833

Non-performing loans to total loans			3.22%			2.81%
Non-performing assets to total assets			2.13%			1.98%
Allowance for loan and lease losses to non-performing loans			75.80%			96.24%

	At December 31, 2010
	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$12,274	$77	$12,197
Loans 90 days past due and still accruing	—	—	—

Total non-performing loans	12,274	77	12,197
Other real estate owned	2,682	—	2,682
Total non-performing assets	14,956	77	14,879

Non-performing loans to total loans			2.69%
Non-performing assets to total assets			2.02%
Allowance for loan and lease losses to non-performing loans			90.51%

The Company had no loans 90 days past due and still accruing at June 30, 2011 and December 31, 2010.

Non-performing assets is comprised of non-performing loans, discussed above, and other real estate owned.  OREO is made up of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairments to the appropriate expense account.

OREO amounted to $1,682,000 and $2,682,000 for the periods ended June 30, 2011 and December 31, 2010, respectively.  The decrease in OREO at June 30, 2011 from the balance at December 31, 2010 was due, for the most part, to the disposition of five OREO properties, which was partially offset by the addition of four OREO properties.

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

The following table summarizes the loan loss experience of the Company for the six-month periods ended June 30, 2011 and 2010, and for the year ended December 31, 2010.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2011	2010	2010

Balance at beginning of period	$11,039	$11,916	$11,916
Provision for loan losses	2,480	2,313	4,914
Loans charged-off:
Commercial	(636)	(837)	(1,930)
Commercial Real Estate	(1,413)	(227)	(1,491)
Agriculture	(320)	(367)	(736)
Residential mortgage	(191)	(404)	(715)
Residential construction	(198)	(356)	(830)
Consumer loans to individuals	(448)	(545)	(914)

Total charged-off	(3,206)	(2,736)	(6,616)

Recoveries:
Commercial	22	434	540
Commercial Real Estate	147	2	1
Agriculture	116	—	78
Residential mortgage	11	—	22
Residential construction	51	6	6
Consumer loans to individuals	124	95	178

Total recoveries	471	537	825

Net charge-offs	(2,735)	(2,199)	(5,791)

Balance at end of period	$10,784	$12,030	$11,039

Ratio of net charge-offs
To average loans outstanding during the period	(0.62%)	(0.47%)	(1.27%)
Allowance for loan losses
To total loans at the end of the period	2.44%	2.59%	2.44%
To non-performing loans at the end of the period	75.40%	82.17%	89.94%

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2011, the Company had the following deposit mix: 31.4% in savings and MMDA deposits, 16.2% in time deposits, 22.7% in interest-bearing transaction deposits and 29.7% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2011 and December 31, 2010 are summarized as follows:

	(in thousands)
	June 30, 2011	December 31, 2010
Three months or less	$20,125	$22,357
Over three to twelve months	38,268	33,632
Over twelve months	8,084	12,865
Total	$66,477	$68,854

The decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 66.4% on June 30, 2011.  In addition, on June 30, 2011, the Company had the following short-term investments:  $1,766,000 in securities due within one year or less; and $30,160,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $34,000,000 at June 30, 2011; additionally, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at June 30, 2011 of $130,116,000.  The line of credit with FHLB is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2011, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2011.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$73,307	9.86%	5.0%
Tier 1 Risk-Based	$73,307	15.66%	6.0%
Total Risk-Based	$79,230	16.92%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2011, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2011.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
Neither the Company nor the Bank is a party to any material pending legal proceeding, nor is any of their property the subject of any material pending legal proceeding, except ordinary routine litigation arising in the ordinary course of the Bank’s business and incidental to its business, none of which is expected to have a material adverse impact upon the Company’s or the Bank’s business, financial position or results of operations.

ITEM 1A. – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results and the following information:

Recent developments may adversely impact our residential mortgage lending and loan servicing businesses

On September 30, 2011, the upper limit of $729,750 for a residential mortgage loan that may be purchased by the Government sponsored enterprises Fannie Mae and Freddie Mac is scheduled to be reduced to $625,500.  This reduction could result in higher mortgage rates for borrowers purchasing homes that exceed the new limit, which, in turn, could reduce the pool of eligible buyers in parts of our market area and could also reduce the collateral value of existing high value homes.  These developments could have an adverse impact on our mortgage lending business.

In addition, recent developments in the mortgage servicing industry, including legal settlements with the Attorneys General of many states, an interagency review by the federal banking regulators and other regulatory guidance will likely impact the business practices of the mortgage servicing industry.  Changes in business practices, such as increased corporate governance, enhanced documentation practices, streamlined avenues of communication and greater supervision responsibilities over third party vendors, could add to the expense and complexity of our loan servicing operations and have an adverse impact on our business.

Recent and possible future credit rating downgrades of U.S. sovereign debt obligations could create economic challenges and uncertainties globally and in the U.S.

Following protracted and contentious debate among the U.S. Congress and the Obama Administration, the Budget Control Act of 2011 (the “Budget Control Act”) was passed by Congress and signed into law by President Obama. While the Budget Control Act averted for the time being the prospect of a default by the U.S. on its sovereign debt obligations, following the enactment of the Budget Control Act, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” and affirmed its “A-1+” rating on short-term U.S. obligations. This downgrade is unprecedented in modern history and its full impact is not possible to predict at this time. Standard & Poor’s Ratings Services also stated that its outlook on the long-term rating of the U.S. was negative and that it could lower the rating within the next two years if the fiscal and budgetary challenges of the U.S. government were to worsen. In addition, Moody’s Investor Services confirmed its “Aaa” long-term debt rating of the U.S., but assigned a negative outlook to the rating, indicating that there is a risk of a future downgrade if there are future negative economic and political developments in the U.S. The U.S. debt rating by Fitch Ratings remained unchanged at “AAA,” although Fitch Ratings has not formally reaffirmed its rating. This downgrade of the sovereign debt obligations of the U.S. by Standard & Poor’s Rating Services and any further downgrades, together with the possibility of such further downgrades, will likely increase the U.S. government’s cost of borrowing, further exacerbating its budgetary challenges and potentially generating additional economic challenges and uncertainties globally and in the U.S.

ITEM 6.   – EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 12, 2011	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)