Form 10-Q
period 2011-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2011-11-10
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares of Common Stock outstanding as of November 10, 2011 was 9,116,316.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except shares and share amounts)	2011	2010
	(unaudited)
Assets

Cash and cash equivalents	$149,464	$139,707
Investment securities – available-for-sale	138,749	107,346
Loans, net of allowance for loan losses of $11,437 at September 30, 2011
and $11,039 at December 31, 2010	428,015	442,015
Loans held-for-sale	3,419	2,345
Stock in Federal Home Loan Bank and other equity securities, at cost	3,075	2,823
Premises and equipment, net	8,038	8,035
Other real estate owned	2,587	2,682
Interest receivable and other assets	33,306	32,264

Total Assets	$766,653	$737,217

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$195,321	$180,382
Interest-bearing transaction deposits	156,276	146,579
Savings and MMDA's	207,990	204,360
Time, under $100,000	38,188	40,083
Time, $100,000 and over	64,997	68,854
Total deposits	662,772	640,258

Federal Home Loan Bank advances and other borrowings	8,500	10,529
Interest payable and other liabilities	6,933	6,834

Total liabilities	678,205	657,621

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; no shares outstanding at
September 30, 2011 and 17,390 shares outstanding at
December 31, 2010	—	16,944
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 22,847 issued and outstanding at
September 30, 2011 and no shares outstanding at December 31,
2010	22,847	—
Common stock, no par value; 16,000,000 shares authorized;
9,116,316 shares issued and outstanding at September 30, 2011 and
9,103,158 shares issued and outstanding at December 31, 2010	62,997	62,869
Additional paid in capital	977	977
Retained earnings (accumulated deficit)	1,002	(401)
Accumulated other comprehensive income (loss), net	625	(793)
Total stockholders’ equity	88,448	79,596

Total Liabilities and Stockholders’ Equity	$766,653	$737,217

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(in thousands, except per share amounts)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest and dividend income:
Loans	$6,480	$6,892	$19,083	$20,454
Due from banks interest bearing accounts	72	102	248	284
Investment securities
Taxable	663	465	1,921	1,247
Non-taxable	106	127	325	568
Other earning assets	2	—	6	3
Total interest and dividend income	7,323	7,586	21,583	22,556
Interest expense:
Deposits	524	734	1,649	2,600
Other borrowings	72	92	253	307
Total interest expense	596	826	1,902	2,907
Net interest income	6,727	6,760	19,681	19,649
Provision for loan losses	1,190	990	3,670	3,303
Net interest income after provision for loan losses	5,537	5,770	16,011	16,346
Other operating income:
Service charges on deposit accounts	723	861	2,136	2,528
Gains on sales of other real estate owned	13	2	228	46
Gains on sales of loans held-for-sale	176	329	444	625
Investment and brokerage services income	365	237	905	728
Mortgage brokerage income	12	25	39	35
Loan servicing income (expense)	5	(12)	393	367
Fiduciary activities income	99	75	285	217
ATM fees	125	74	349	208
Signature based transaction fees	248	209	692	583
Gains on sales of available-for-sale securities	177	—	633	353
Other income	511	185	903	627
Total other operating income	2,454	1,985	7,007	6,317
Other operating expenses:
Salaries and employee benefits	3,885	3,636	11,219	11,194
Occupancy and equipment	738	786	2,370	2,444
Data processing	443	461	1,227	1,317
Stationery and supplies	67	59	230	217
Advertising	137	128	422	404
Directors’ fees	52	51	176	157
Other real estate owned expense and impairment	148	328	662	772
Other expense	1,318	1,557	3,702	4,841
Total other operating expenses	6,788	7,006	20,008	21,346
Income before income tax expense (benefit)	1,203	749	3,010	1,317
Income tax expense (benefit)	255	(8)	501	(400)

Net income	$948	$757	$2,509	$1,717

Preferred stock dividends and accretion	$(607)	$(248)	$(1,106)	$(743)
Net income available to common stockholders	$341	$509	$1,403	$974

Basic income per share	$0.04	$0.06	$0.15	$0.11
Diluted income per share	$0.04	$0.06	$0.15	$0.11

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share data)

							(Accumulated	Accumulated
						Additional	Deficit)/	Other
	Preferred Stock		Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Income	Capital	Earnings	(Loss) Income	Total

Balance at December 31, 2010	17,390	$16,944	9,103,158	$62,869		$977	$(401)	$(793)	$79,596

Comprehensive income:

Net income					$2,509		2,509		2,509

Other comprehensive income, net of tax:

Unrealized holding gains on securities arising during the current period, net of tax effect of $1,198					1,798
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $253					(380)
Total other comprehensive income, net of tax effect of $945					1,418			1,418	1,418

Comprehensive income					$3,927

Issuance of preferred stock	22,847	22,847							22,847
Redemption of preferred stock	(17,390)	(17,390)							(17,390)
Dividend on preferred stock							(660)		(660)
Discount accretion on preferred stock		446					(446)		—
Stock-based compensation and related tax benefits				128					128
Common shares issued			13,158

Balance at September 30, 2011	22,847	$22,847	9,116,316	$62,997		$977	$1,002	$625	$88,448

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash Flows From Operating Activities
Net Income	$2,509	$1,717
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	554	598
Provision for loan losses	3,670	3,303
Stock plan accruals	128	201
Gains on sales of available-for-sale securities	(633)	(353)
Gains on sales of other real estate owned	(228)	(46)
Impairment on other real estate owned	431	618
Gains on sales of loans held-for-sale	(444)	(625)
Proceeds from sales of loans held-for-sale	23,412	39,724
Originations of loans held-for-sale	(24,042)	(41,551)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(1,987)	1,761
Increase in interest payable and other liabilities	99	333
Net cash provided by operating activities	3,469	5,680

Cash Flows From Investing Activities
Net increase in investment securities	(28,407)	(17,411)
Net decrease in loans	7,133	18,345
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(252)	(316)
Proceeds from the sale of other real estate owned	3,089	1,935
Purchases of premises and equipment, net	(557)	(93)
Net cash (used in) provided by investing activities	(18,994)	2,460

Cash Flows From Financing Activities
Net increase (decrease) in deposits	22,514	(20,657)
Net decrease in FHLB advances and other borrowings	(2,029)	(1,878)
Proceeds from issuance of preferred stock	22,847	—
Redemption of preferred stock	(17,390)	—
Cash dividends paid on preferred stock	(660)	(652)
Net cash provided by (used in) financing activities	25,282	(23,187)

Net increase (decrease) in Cash and Cash Equivalents	9,757	(15,047)
Cash and Cash Equivalents, beginning of period	139,707	147,076
Cash and Cash Equivalents, end of period	$149,464	$132,029

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,937	$3,022
Income Taxes	$1,067	$154

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividend payable and accretion	$446	$202
Transfer of loans held-for-investment to other real estate owned	$3,197	$1,627
Unrealized holding gains on available for sale securities, net of taxes	$1,418	$561

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010 and December 31, 2010

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

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

The composition of the Company’s loan portfolio is as follows:

($ in thousands)	September 30, 2011	December 31, 2010

Commercial	$81,455	$82,815
Commercial Real Estate	178,153	186,405
Agriculture	55,762	53,040
Residential Mortgage	50,239	52,347
Residential Construction	8,126	10,246
Consumer	65,558	68,374

	439,293	453,227
Allowance for loan losses	(11,437)	(11,039)
Net deferred origination fees and costs	159	(173)

Loans, net	$428,015	$442,015

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

As of September 30, 2011, approximately 41% in principal amount of the Company’s loans were secured by commercial real estate, which consists of construction and land development loans and real estate loans.  Approximately 11% of the Company’s loans were residential mortgage loans.  Approximately 2% of the Company’s loans were residential construction loans.  Approximately 13% of the Company’s loans were for agriculture and 18% of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 15% of the Company’s loans were consumer loans.

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

All loans at September 30, 2011 and December 31, 2010 were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and Federal Reserve.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of September 30, 2011 and December 31, 2010 were as follows:

($ in thousands)	September 30, 2011	December 31, 2010

Commercial	$177	$1,817
Commercial Real Estate	2,729	5,864
Agriculture	—	1,752
Residential Mortgage	1,044	2,301
Residential Construction	305	272
Consumer	296	268

	$4,551	$12,274

Non-accrual loans amounted to $4,551,000 at September 30, 2011 and were comprised of three residential mortgage loans totaling $1,044,000, two residential construction loans totaling $305,000, six commercial real estate loans totaling $2,729,000, four commercial loans totaling $177,000 and five consumer loans totaling $296,000.  Non-accrual loans amounted to $12,274,000 at December 31, 2010 and were comprised of seven residential mortgage loans totaling $2,301,000, four residential construction loans totaling $272,000, nine commercial real estate loans totaling $5,864,000, one agricultural loan totaling $1,752,000, ten commercial loans totaling $1,817,000 and five consumer loans totaling $268,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of September 30, 2011 and December 31, 2010 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
September 30, 2011
Commercial	$1,377	$1,463	$133	$2,973	$78,482	$81,455
Commercial Real Estate	1,063	2,301	1,791	5,155	172,998	178,153
Agriculture	—	—	—	—	55,762	55,762
Residential Mortgage	277	—	470	747	49,492	50,239
Residential Construction	42	—	258	300	7,826	8,126
Consumer	211	2	296	509	65,049	65,558
Total	$2,970	$3,766	$2,948	$9,684	$429,609	$439,293

December 31, 2010
Commercial	$1,606	$193	$228	$2,027	$80,788	$82,815
Commercial Real Estate	1,270	1,974	3,767	7,011	179,394	186,405
Agriculture	—	—	1,751	1,751	51,289	53,040
Residential Mortgage	749	—	1,326	2,075	50,272	52,347
Residential Construction	462	—	63	525	9,721	10,246
Consumer	421	88	242	751	67,623	68,374
Total	$4,508	$2,255	$7,377	$14,140	$439,087	$453,227

The Company had one loan with a balance of $349,000 that was 90 days or more past due and still accruing at September 30, 2011 and no loans 90 days or more past due and still accruing at December 31, 2010.

Impaired Loans

Impaired loans, segregated by loan class, as of September 30, 2011 and December 31, 2010 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2011
Commercial	$3,486	$1,923	$1,555	$3,478	$73
Commercial Real Estate	7,557	2,729	4,828	7,557	633
Agriculture	280	280	—	280	—
Residential Mortgage	5,382	1,044	4,115	5,159	898
Residential Construction	1,539	332	1,105	1,437	643
Consumer	727	296	295	591	121
Total	$18,971	$6,604	$11,898	$18,502	$2,368

December 31, 2010
Commercial	$3,725	$1,660	$1,334	$2,994	$89
Commercial Real Estate	7,414	5,864	1,224	7,088	22
Agriculture	2,785	1,752	383	2,135	41
Residential Mortgage	6,544	2,123	3,910	6,033	543
Residential Construction	2,058	272	1,349	1,621	575
Consumer	312	258	36	294	12
Total	$22,838	$11,929	$8,236	$20,165	$1,282

Interest income on impaired loans recognized using a cash-basis method of accounting during the three-month periods ended September 30, 2011 and 2010 was as follows:

($ in thousands)	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,619	$62	$1,565	$79
Commercial Real Estate	9,880	78	8,799	33
Agriculture	1,062	2	2,997	5
Residential Mortgage	5,455	64	5,515	45
Residential Construction	1,416	14	2,680	13
Consumer	446	1	319	—
Total	$21,878	$221	$21,875	$175

Interest income on impaired loans recognized using a cash-basis method of accounting during the nine-month periods ended September 30, 2011 and 2010 was as follows:

($ in thousands)	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,242	$102	$2,899	$130
Commercial Real Estate	8,455	378	8,887	177
Agriculture	1,597	6	3,195	16
Residential Mortgage	5,834	152	5,519	180
Residential Construction	1,611	54	3,617	45
Consumer	402	5	259	—
Total	$21,141	$697	$24,376	$548

Troubled Debt Restructurings

The Company’s loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), which are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties.  These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are placed on non-accrual status at the time of restructure and may only be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

When a loan is modified, it is measured based upon the present value of future cash flows discounted at the contractual interest rate of the original loan agreement, or the fair value of collateral less selling costs if the loan is collateral dependent.  If the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance or a charge-off of the loan.

As a result of adopting the amendments in ASU 2011-02, discussed in Note 1, management reassessed all restructuring that occurred on or after January 1, 2011 for identification as TDRs.  Management identified as TDRs for which the allowance for loan losses associated had previously been measured under a general allowance for loan losses methodology.  Upon identifying those receivables as TDRs, they are newly considered as impaired under the guidance in the Accounting Standards Codification (ASC) Section 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment guidance in ASC Section 310-10-35 for those receivables newly identified as impaired.  At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for loan losses was previously measured under a general allowance for loan losses methodology and now considered impaired was $692,000,  and their related specific allowance, based on a current evaluation of loss, was $130,000.

The Company had $9,757,000 and $10,259,000 TDR loans as of September 30, 2011 and December 31, 2010, respectively.  TDR loans performing in compliance with modified terms totaled $8,260,000 and $7,891,000 as of September 30, 2011 and December 21, 2010, respectively.

Loans modified as troubled debt restructurings during the three-month period ended September 30, 2011 were as follows:

($ in thousands)	Three Months Ended September 30, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$397	$397
Consumer	1	295	295
Total	3	$692	$692

Loans modified as troubled debt restructurings during the nine-month period ended September 30, 2011 were as follows:

($ in thousands)	Nine Months Ended September 30, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	3	$445	$445
Residential Mortgage	1	404	404
Residential Construction	2	221	162
Consumer	1	295	295
Total	7	$1,365	$1,306

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the three-month period ended September 30, 2011.  There was one consumer loan with a recorded investment of $25,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the nine-month period ended September 30, 2011.

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

The following table presents the risk ratings by loan class as of September 30, 2011 and December 31, 2010.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2011
Commercial	$60,276	$5,978	$14,525	$630	$46	$81,455
Commercial Real Estate	151,834	10,943	15,376	—	—	178,153
Agriculture	47,689	2,745	5,328	—	—	55,762
Residential Mortgage	41,740	593	7,906	—	—	50,239
Residential Construction	5,464	575	2,087	—	—	8,126
Consumer	59,091	1,884	4,583	—	—	65,558
Total	$366,094	$22,718	$49,805	$630	$46	$439,293

December 31, 2010
Commercial	$57,966	$7,764	$15,862	$1,146	$77	$82,815
Commercial Real Estate	147,350	26,040	13,015	—	—	186,405
Agriculture	43,384	4,991	4,665	—	—	53,040
Residential Mortgage	41,437	3,235	7,675	—	—	52,347
Residential Construction	5,890	2,315	2,041	—	—	10,246
Consumer	59,824	4,617	3,933	—	—	68,374
Total	$355,851	$48,962	$47,191	$1,146	$77	$453,227

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month and nine-month periods ended September 30, 2011.

Three-month period ended September 30, 2011
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2011	$3,629	$1,626	$2,555	$950	$1,238	$508	$278	$10,784
Provision for loan losses	(83)	348	405	345	(12)	362	(175)	1,190

Charge-offs	(275)	(1)	(290)	(37)	—	(233)	—	(836)
Recoveries	119	128	24	—	2	26	—	299
Net charge-offs	(156)	127	(266)	(37)	2	(207)	—	(537)
Balance as of September 30, 2011	3,390	2,101	2,694	1,258	1,228	663	103	11,437

Nine-month period ended September 30, 2011
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Provision for loan losses	399	1,283	1,023	645	(346)	638	28	3,670

Charge-offs	(911)	(1,414)	(610)	(228)	(198)	(681)	—	(4,042)
Recoveries	141	275	140	11	53	150	—	770
Net charge-offs	(770)	(1,139)	(470)	(217)	(145)	(531)	—	(3,272)
Balance as of September 30, 2011	3,390	2,101	2,694	1,258	1,228	663	103	11,437

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2011.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	73	633	—	898	643	121	—	2,368
Loans collectively evaluated for impairment	3,317	1,468	2,694	360	585	542	103	9,069
Ending Balance	$3,390	$2,101	$2,694	$1,258	$1,228	$663	$103	$11,437

The following table details activity in the allowance for loan losses by loan class for the three-month and nine-month periods ended September 30, 2010.

Three-month period ended September 30, 2010
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2010	$4,279	$2,319	$1,922	$765	$1,417	$715	$613	$12,030
Provision for loan losses	301	178	110	412	365	225	(601)	990

Charge-offs	(104)	—	(1)	(311)	(375)	(316)	—	(1,107)
Recoveries	82	—	360	—	—	49	—	491
Net charge-offs	(22)	—	359	(311)	(375)	(267)	—	(616)
Balance as of September 30, 2010	4,558	2,497	2,391	866	1,407	673	12	12,404

Nine-month period ended September 30, 2010
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2009	$4,036	$2,706	$1,681	$735	$1,611	$506	$641	$11,916
Provision for loan losses	947	16	718	846	521	884	(629)	3,303

Charge-offs	(941)	(227)	(368)	(715)	(731)	(861)	—	(3,843)
Recoveries	516	2	360	—	6	144	—	1,028
Net charge-offs	(425)	(225)	(8)	(715)	(725)	(717)	—	(2,815)
Balance as of September 30, 2010	4,558	2,497	2,391	866	1,407	673	12	12,404

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2010.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	12	166	548	473	360	6	—	1,565
Loans collectively evaluated for impairment	4,546	2,331	1,843	393	1,047	667	12	10,839
Ending Balance	$4,558	$2,497	$2,391	$866	$1,407	$673	$12	$12,404

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

The Company’s investment in loans as of September 30, 2011, September 30, 2010, and December 31, 2010 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2011
Loans individually evaluated for impairment	$3,478	$7,557	$280	$5,159	$1,437	$591	$18,502
Loans collectively evaluated for impairment	77,977	170,596	55,482	45,080	6,689	64,967	420,791
Ending Balance	$81,455	$178,153	$55,762	$50,239	$8,126	$65,558	$439,293

September 30, 2010
Loans individually evaluated for impairment	$1,455	$8,885	$2,787	$5,796	$2,089	$274	$21,286
Loans collectively evaluated for impairment	86,548	180,040	53,180	46,841	8,258	67,596	442,463
Ending Balance	$88,003	$188,925	$55,967	$52,637	$10,347	$67,870	$463,749

December 31, 2010
Loans individually evaluated for impairment	$2,994	$7,088	$2,135	$6,033	$1,621	$294	$20,165
Loans collectively evaluated for impairment	79,821	179,317	50,905	46,314	8,625	68,080	433,062
Ending Balance	$82,815	$186,405	$53,040	$52,347	$10,246	$68,374	$453,227

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2011 for cash proceeds equal to the fair value of the loans.

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

At September 30, 2011, the Company had $3,419,000 of mortgage loans held-for-sale.  At September 30, 2011 and December 31, 2010, the Company serviced real estate mortgage loans for others of $208,837,000 and $211,124,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2011 and December 31, 2010.

	(in thousands)
	December 31, 2010	Additions	Reductions	September 30, 2011

Mortgage servicing rights	$1,712	$174	$285	$1,601
Valuation allowance	(345)	—	(104)	(241)
Mortgage servicing rights, net of valuation allowance	$1,367	$174	$181	$1,360

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2011 and 2010.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income	$948	$757	$2,509	$1,717
Preferred stock dividend and accretion	$(607)	$(248)	$(1,107)	$(743)
Net income available to common shareholders	$341	$509	$1,402	$974

Weighted average common shares outstanding	9,070,746	9,019,320	9,066,360	9,016,214
Basic EPS	$0.04	$0.06	$0.15	$0.11

Diluted earnings per share:
Net income	$948	$757	$2,509	$1,717
Preferred stock dividend and accretion	$(607)	$(248)	$(1,107)	$(743)
Net income available to common shareholders	$341	$509	$1,402	$974

Weighted average common shares outstanding	9,070,746	9,019,320	9,066,360	9,016,214

Effect of dilutive options	9	441	1,149	1,730

Adjusted weighted average common shares outstanding	9,070,755	9,019,761	9,067,509	9,017,944
Diluted EPS	$0.04	$0.06	$0.15	$0.11

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 417,490 and 507,109 for the three months ended September 30, 2011 and 2010 respectively.  In addition, warrants for 352,977 shares issued to the U.S. Treasury were not used in the computation of diluted earnings per share for both periods because they would have had an anti-dilutive effect.

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 424,742 and 499,492 for the nine months ended September 30, 2011 and 2010 respectively.  In addition, warrants for 352,977 shares issued to the U.S. Treasury were not used in the computation of diluted earnings per share for both periods because they would have had an anti-dilutive effect.

5.         STOCK PLANS

The following table presents the activity related to stock options for the three months ended September 30, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	417,544	$11.76

Granted	—	—

Expired	—	—

Cancelled / Forfeited	—	—

Exercised	—	—	—

Options outstanding at End of Period	417,544	$11.76	$12,713	3.34

Exercisable (vested) at End of Period	384,190	$12.33	$3,606	2.89

The following table presents the activity related to stock options for the nine months ended September 30, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	507,947	$11.07

Granted	13,750	$4.75

Expired	(74,730)	$5.13

Cancelled / Forfeited	(29,423)	$13.30

Exercised	—	—	—

Options outstanding at End of Period	417,544	$11.76	$12,713	3.34

Exercisable (vested) at End of Period	384,190	$12.33	$3,606	2.89

The weighted average fair value of options granted during the nine-month period ended September 30, 2011 was $2.18 per share.

As of September 30, 2011, there was $56,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.68 years.

There was $21,000 of recognized compensation cost related to non-vested stock options for the nine months ended September 30, 2011.

A summary of the weighted average assumptions used in valuing stock options during the three months and nine months ended September 30, 2011 is presented below.

	Three Months Ended	Nine months Ended
	September 30, 2011*	September 30, 2011
Risk Free Interest Rate	—	1.91%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	50.98%
    * There were no stock options or restricted stock granted during the three-month period ended September 30, 2011.

The following table presents the activity related to restricted stock for the three months ended September 30, 2011.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	45,570	$7.23

Granted	—	—

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—

Restricted stock outstanding at End of Period	45,570	$7.23	$218,736	8.01

The following table presents the activity related to restricted stock for the nine months ended September 30, 2011.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	39,528	$10.26

Granted	13,158	$4.75

Cancelled / Forfeited	—	—

Released/Vested	(7,116)	$19.47	$31,666

Restricted stock outstanding at End of Period	45,570	$7.23	$218,736	8.01

The weighted average fair value of restricted stock granted during the nine-month period ended September 30, 2011 was $4.75 per share.

As of September 30, 2011, there was $115,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.50 years.

There was $79,000 of recognized compensation cost related to non-vested stock options for the nine months ended September 30, 2011.

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

As of September 30, 2011, there was $11,300 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $33,900 of recognized compensation cost related to ESPP issuances for the nine-month period ended September 30, 2011.

The weighted average fair value at issuances date during the nine-month period ended September 30, 2011 was $1.22.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months and nine months ended September 30, 2011 is presented below.

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Risk Free Interest Rate	0.26%	0.26%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	30.00%	30.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At September 30, 2011 there were no loans held-for-sale that required a write-down.

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

At September 30, 2011, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011.

	(in thousands)
September 30, 2011	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,314	$2,314	$—	$—
Securities of U.S. government
agencies and corporations	36,006	—	36,006	—
Obligations of states and
political subdivisions	22,953	—	22,953	—
Mortgage-backed securities	77,476	—	77,476	—

Total investments at fair value	$138,749	$2,314	$136,435	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010.

	(in thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$4,226	$4,226	$—	$—
Securities of U.S. government
agencies and corporations	40,775	—	40,775	—
Obligations of states and
political subdivisions	20,045	—	20,045	—
Mortgage-backed securities	42,300	—	42,300	—

Total investments at fair value	$107,346	$4,226	$103,120	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market where fair value is below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2011.

	(in thousands)
September 30, 2011	Total	Level 1	Level 2	Level 3	Total gains/losses for the nine month period ended September 30, 2011
Impaired loans	$3,975	$—	$—	$3,975	$(3,004)
Other real estate owned	2,263	—	—	2,263	(1,004)
Loan servicing rights	1,360	—	—	1,360	105

Total assets at fair value	$7,598	$—	$—	$7,598	$(3,903)

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

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2011 and December 31, 2010.

7.        PREFERRED STOCK AND COMMON STOCK WARRANTS

On September 15, 2011, the Company issued to the U.S. Treasury under the United States Department of Treasury Small Business Lending Fund (SBLF) 22,847 shares of the Company’s Non-Cumulative Perpetual Preferred Stock, Series A (SBLF Shares), having a liquidation preference per share equal to $1,000, for an aggregate purchase price of $22,847,000.

On September 15, 2011, the Company redeemed from the U.S. Treasury, using the partial proceeds from the issuance of the SBLF Shares, all 17,390 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $17,390,000, plus accrued but unpaid dividends at the date of redemption.  The warrant issued on March 13, 2009 to the U.S. Treasury to purchase 352,977 shares of the Company’s common stock at an exercise price of $7.39 per share remains outstanding.  The warrant, if not exercised, will expire ten years after the issuance date.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.

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

The estimated fair values of the Company’s financial instruments for the period ended September 30, 2011 and December 31, 2010 are approximately as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$149,464	$149,464	$139,707	$139,707
Investment securities	138,749	138,749	107,346	107,346
Other equity securities	3,075	3,075	2,823	2,823
Loans:
Net loans	428,015	425,252	442,015	439,274
Loans held-for-sale	3,419	3,548	2,345	2,344
Interest receivable	2,615	2,615	2,486	2,486
Financial liabilities:
Deposits	662,772	654,376	640,258	631,281
FHLB advances and other borrowings	8,500	8,609	10,529	10,775
Interest payable	116	116	151	151

	September 30, 2011		December 31, 2010
(in thousands)	Contract amount	Fair value	Contract amount	Fair Value

Unrecognized financial instruments:
Commitments to extend credit	$146,132	$1,096	$140,408	$1,053
Standby letters of credit	1,284	13	3,739	37

9.         INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2011 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$2,293	$21	$—	$2,314
Securities of U.S. government agencies and corporations	35,721	287	(2)	36,006
Obligations of states and political subdivisions	21,918	1,045	(10)	22,953
Mortgage-backed securities	77,246	489	(259)	77,476

Total debt securities	$137,178	$1,842	$(271)	$138,749

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

Proceeds from sales of available-for-sale securities were $24,640,000 and $6,558,000 for the nine-month and three-month periods ended September 30, 2011, respectively.  Proceeds from sales of available-for-sale securities were $20,552,000 and $0 for the nine-month and three-month periods ended September 30, 2010, respectively.  Gross realized gains from sales of available-for-sale securities were $633,000 and $177,000 for the nine-month and three-month periods ended September 30, 2011, respectively.  Gross realized gains from sales of available-for-sale securities were $362,000 and $0 for the nine-month and three-month periods ended September 30, 2010, respectively.  There were no gross realized losses from sales of available-for-sale securities for the nine-month and three-month periods ended September 30, 2011.  Gross realized losses from sales of available-for-sale securities were $9,000 and $0 for the nine-month and three-month periods ended September 30, 2010, respectively.

The amortized cost and estimated market value of debt and other securities at September 30, 2011, by contractual maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$26,885	$27,057
Due after one year through five years	88,241	88,588
Due after five years through ten years	10,390	10,905
Due after ten years	11,662	12,199

	$137,178	$138,749

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $76,070,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2011, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$998	$(2)	$—	$—	$998	$(2)

Obligations of states and political subdivisions	—	—	356	(10)	356	(10)

Mortgage-backed securities	31,855	(259)	—	—	31,855	(259)

Total	$32,853	$(261)	$356	$(10)	$33,209	$(271)

No decline in value was considered “other-than-temporary” during 2011.  Twenty securities that had a fair value of $32,853,000 and a total unrealized loss of $261,000 have been in an unrealized loss position for less than twelve months as of September 30, 2011.  In addition, two securities with a fair value of $356,000 and a total unrealized loss of $10,000 have been in an unrealized loss position for more than twelve months as of September 30, 2011.  The declines in market value were primarily attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $36,696,000 and $35,009,000 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

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

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and our Form 10-Qs for the quarterly periods ended March 31, 2011 and June 30, 2011, and “Supervision and Regulation” of our 2010 Annual Report on Form 10-K.

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

Significant results and developments during the third quarter and year-to-date 2011 include:

• Net income of $2.51 million for the nine months ended September 30, 2011, up 45.9% from the $1.72 million for the same fiscal period last year.

• Net income available to common stockholders of $1.4 million for the nine months ended September 30, 2011, up 40.0% from the $1.0 million for the same fiscal period last year.  Net income available to common stockholders for the nine months ended September 30, 2011 was impacted by a one time charge totaling $0.4 million due to the early recognition of the remaining discount on preferred stock sold to the U.S. Treasury as part of the Troubled Asset Relief Program.

• Diluted income per share for the nine month period ended September 30, 2011 was $0.15, up 36.4% from the diluted income per share of $0.11 reported in the same period last year.

• Net interest income increased in the nine months ended September 30, 2011 by $30,000, or 0.2%, to $19.68 million from $19.65 million in the same period last year.  The increase in net interest income was primarily attributable to a decrease in interest costs, which was partially offset by a decrease in interest yields.  Net interest margin decreased from 3.82% for the nine-month period ending September 30, 2010 to 3.79% for the same period ending September 30, 2011.

• Provision for loan losses of $3.7 million for the nine-month period ended September 30, 2011 compared to a provision for loan losses of $3.3 million for the same period in 2010.

• Total assets at September 30, 2011 were $766.7 million, an increase of $29.4 million, or 4.0%, from levels at December 31, 2010.

• Total net loans at September 30, 2011 (including loans held-for-sale) decreased $12.9 million, or 2.9%, to $431.4 million compared to December 31, 2010.

• Total investment securities at September 30, 2011 increased $31.4 million, or 29.3%, to $138.7 million compared to December 31, 2010.

• Total deposits of $662.8 million at September 30, 2011, represented an increase of $22.5 million, or 3.5%, compared to December 31, 2010.

• Net income of $0.95 million for the three months ended September 30, 2011, up 25.0% from the $0.76 million for the same fiscal period last year.

• Diluted income per share for the three month period ended September 30, 2011 was $0.04, down 33.3% from the diluted income per share of $0.06 reported in the same period last year.

• Net income available to common stockholders of $0.3 million for the three months ended September 30, 2011, down 40.0% from the $0.5 million for the same fiscal period last year.  Net income available to common stockholders for the three months ended September 30, 2011 was impacted by a one time charge totaling $0.4 million due to the early recognition of the remaining discount on preferred stock sold to the US Treasury as part of the Troubled Asset Relief Program.

SUMMARY

The Company recorded net income of $2,509,000 for the nine-month period ended September 30, 2011, representing an increase of $792,000 from net income of $1,717,000 for the same period in 2010.

The following tables present a summary of the results for the three-month and nine-month periods ended September 30, 2011 and 2010, and year ended December 31, 2010.

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

(in thousands except for per share amounts)
For the Period:

Net Income	$948	$757	$2,509	$1,717

Basic Earnings Per Common Share	$0.04	$0.06	$0.15	$0.11

Diluted Earnings Per Common Share	$0.04	$0.06	$0.15	$0.11

	September 30, 2011	December 31, 2010

(in thousands except for ratios)
At Period End:

Total Assets	$766,653	$737,217

Total Loans, Net (including loans held-for-sale)	$431,434	$444,360

Total Investment Securities	$138,749	$107,346

Total Deposits	$662,772	$640,258

Loan-To-Deposit Ratio	65.1%	69.4%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	September 30, 2011			September 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$432,348	$6,480	5.95%	$456,572	$6,892	5.99%
Interest bearing due from banks	122,739	72	0.23%	135,469	102	0.30%
Investment securities, taxable	126,252	663	2.08%	75,375	465	2.45%
Investment securities, non-taxable (2)	10,451	106	4.02%	12,181	127	4.14%
Other interest earning assets	3,075	2	0.26%	2,823	—	0.00%
Total average interest-earning assets	694,865	7,323	4.18%	682,420	7,586	4.41%
Non-interest-earning assets:
Cash and due from banks	15,342			15,398
Premises and equipment, net	8,105			6,952
Other real estate owned	1,386			2,406
Interest receivable and other assets	34,152			33,506
Total average assets	753,850			740,682

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	154,233	89	0.23%	143,949	95	0.26%
Savings and MMDA’s	202,856	207	0.40%	197,448	273	0.55%
Time, under $100,000	38,391	58	0.60%	45,799	103	0.89%
Time, $100,000 and over	66,163	170	1.02%	78,234	263	1.33%
FHLB advances and other borrowings	8,108	72	3.52%	10,229	92	3.57%
Total average interest-bearing liabilities	469,751	596	0.50%	475,659	826	0.69%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	194,668			179,838
Interest payable and other liabilities	6,937			6,337
Total liabilities	671,356			661,834
Total average stockholders’ equity	82,494			78,848
Total average liabilities and stockholders’ equity	$753,850			$740,682
Net interest income and net interest margin (3)		$6,727	3.84%		$6,760	3.93%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $253 and $265 for the three months ended September 30, 2011 and 2010, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended			Nine months ended
	September 30, 2011			September 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$429,980	$19,083	5.93%	$457,663	$20,454	5.98%
Interest bearing due from banks	132,973	248	0.25%	139,980	284	0.27%
Investment securities, taxable	117,382	1,921	2.19%	69,026	1,247	2.42%
Investment securities, non-taxable (2)	10,374	325	4.19%	18,198	568	4.17%
Other interest earning assets	2,964	6	0.27%	2,686	3	0.15%
Total average interest-earning assets	693,673	21,583	4.16%	687,553	22,556	4.39%
Non-interest-earning assets:
Cash and due from banks	15,562			14,503
Premises and equipment, net	8,085			7,131
Other real estate owned	2,316			3,161
Interest receivable and other assets	33,367			33,836
Total average assets	753,003			746,184

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	151,186	261	0.23%	139,614	307	0.29%
Savings and MMDA’s	207,409	681	0.44%	195,319	918	0.63%
Time, under $100,000	39,232	182	0.62%	49,806	395	1.06%
Time, $100,000 and over	66,250	525	1.06%	86,886	980	1.51%
FHLB advances and other borrowings	9,458	253	3.58%	11,283	307	3.64%
Total average interest-bearing liabilities	473,535	1,902	0.54%	482,908	2,907	0.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	191,979			179,049
Interest payable and other liabilities	6,752			6,194
Total liabilities	672,266			668,151
Total average stockholders’ equity	80,737			78,033
Total average liabilities and stockholders’ equity	$753,003			$746,184
Net interest income and net interest margin (3)		$19,681	3.79%		$19,649	3.82%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $612 and $715 for the nine months ended September 30, 2011 and 2010, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $9,757,000 increase in cash and cash equivalents, a $31,403,000 increase in investment securities available-for-sale, a $14,000,000 decrease in net loans held-for-investment, a $1,074,000 increase in loans held-for-sale, a $95,000 decrease in other real estate owned and a $1,042,000 increase in interest receivable and other assets from December 31, 2010 to September 30, 2011.  The increase in cash and cash equivalents was due to an increase in non-interest bearing due from bank accounts, partially offset by a decrease in interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of U.S. Treasury securities, agency bonds and mortgage backed securities, slightly offset by calls of agency bonds and municipal securities and sales of U.S. Treasury securities, agency bonds and mortgage backed securities.  The decrease in loans held-for-investment was due to decreases in the following loan categories as a result of diminished loan demand: commercial and industrial; true equipment leases; consumer; real estate; real estate commercial and construction; and home equity.  The decrease in loans held-for-investment was partially offset by increases in the following loan categories:  agricultural; equipment; financed equipment leases; and real estate SBA (Small Business Administration).  The decrease in loans held-for-sale was due to decreases in real estate loans held-for-sale.  The Company originated approximately $24,042,000 in residential mortgage loans during the first nine months of 2011, which was offset by approximately $23,412,000 in loan sales during this period.  The decrease in other real estate owned is due to sales of other real estate owned properties, which was partially offset by additions of other real estate owned properties.  The increase in interest receivable and other assets was mainly due to increases in accrued income on loans, cash surrender value of bank owned life insurance, sold loan settlement, unamortized loan costs and suspense & holdovers, which was partially offset by decreases in income taxes receivable, housing tax credits and prepaid expenses.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $22,514,000 from December 31, 2010 to September 30, 2011.  The increase in deposits was due to increases in demand deposits, interest-bearing transaction deposits, and savings accounts, which were partially offset by decreases in money market accounts and time deposits.

Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $2,029,000 from December 31, 2010 to September 30, 2011, due to maturing FHLB advances and a decrease in secured borrowings from the U.S. Treasury’s Treasury Tax and Loan Program.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the twelve-month period ended September 30, 2011.

Interest income on loans for the nine-month period ended September 30, 2011 was down 6.7% from the same period in 2010, decreasing from $20,454,000 to $19,083,000 and was down 6.0% for the three-month period ended September 30, 2011 over the same period in 2010, from $6,892,000 to $6,480,000.  The decrease in interest income on loans for the nine-month period ended as compared to the same period a year ago was primarily due to a 5 basis point decrease in loan yields combined with a decrease in average loans.  The decrease for the three-month period ended September 30, 2011 as compared to the same period a year ago was primarily due to a 4 basis point decrease in loan yields combined with a decrease in average loans.  The decrease in loan yields was primarily due to repricing of loans at lower rates.

Interest income on investment securities available-for-sale for the nine-month period ended September 30, 2011 was up 23.8% from the same period in 2010, increasing from $1,815,000 to $2,246,000 and was up 29.9% for the three-month period ended September 30, 2011 over the same period in 2010, from $592,000 to $769,000.  The increase in interest income on investment securities for the nine-month period ended September 30, 2011 as compared to the same period a year ago was primarily due to an increase in average investment securities partially offset by a 43 basis point decrease in investment securities yields.  The increase for the three-month period ended September 30, 2011 as compared to the same period a year ago was primarily due to an increase in average investment securities partially offset by a 45 basis point decrease in investment securities yields.  The decrease in investment securities yields for the three-month and nine-month periods ended September 30, 2011 was primarily due to reinvestment of maturing securities at lower rates and purchases of securities at lower rates.

Interest income on interest-bearing due from banks for the nine-month period ended September 30, 2011 was down 12.7% from the same period in 2010, decreasing from $284,000 to $248,000 and was down 29.4% for the three-month period ended September 30, 2011 over the same period in 2010, from $102,000 to $72,000.  The decrease in interest income on interest-bearing due from banks for the nine-month period ended September 30, 2011 as compared to the same period a year ago was primarily due to a 2 basis point decrease in interest-bearing due from bank yields combined with a decrease in average interest-bearing due from banks.  The decrease in interest income on interest-bearing due from banks for the three-month period ended September 30, 2011 as compared to the same period a year ago was primarily due to a 7 basis point decrease in interest-bearing due from bank yields combined with a decrease in average interest-bearing due from banks.

The Company had no Federal Funds sold balances during the three-month and nine-month periods ended September 30, 2011 and September 30, 2010.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first nine months of 2011 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2011 was down 34.6% from the same period in 2010, decreasing from $2,907,000 to $1,902,000 and was down 27.9% for the three-month period ended September 30, 2011 over the same period in 2010 from $826,000 to $596,000.  The decrease in interest expense during the nine-month period ended September 30, 2011 was due to a 26 basis point decrease in the Company’s average cost of funds combined with a decrease in average interest-bearing liabilities.  The decrease in interest expense during the three-month period ended September 30, 2011 was primarily due to a 19 basis point decrease in the Company’s average cost of funds combined with a decrease in average interest-bearing liabilities.  The decrease in average cost of funds for the three-month and nine-month periods ended September 30, 2011 is primarily due to the maturing and repricing of time deposits and a change in the mix of interest-bearing liabilities, which resulted in an increase in lower cost deposits.

Provision for Loan Losses

There was a provision for loan losses of $3,670,000 for the nine-month period ended September 30, 2011 compared to a provision for loan losses of $3,303,000 for the same period in 2010.  There was a provision for loan losses of $1,190,000 for the three-month period ended September 30, 2011 compared to a $990,000 provision for the same period in 2010.  The allowance for loan losses was approximately $11,437,000, or 2.60% of total loans, at September 30, 2011 compared to $11,039,000, or 2.44% of total loans, at December 31, 2010.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three-month and nine-month periods in 2011 was primarily due to increased net charge-offs, partially offset by decreased loan volumes compared to the three-month and nine-month periods in 2010.

Provision for Unfunded Lending Commitment Losses

There was a recovery of provision for unfunded lending commitment losses of $24,000 for the nine-month period ended September 30, 2011 compared to no recovery of provision for the same period in 2010.  There was no provision for unfunded lending commitment losses for the three-month periods ended September 30, 2011 and September 30, 2010.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other operating income was up 10.9% for the nine-month period ended September 30, 2011 from the same period in 2010, increasing from $6,317,000 to $7,007,000.

This increase was primarily due to increases in gains on sales of other real estate owned, investment and brokerage services income, loan servicing income, fiduciary activities income, ATM fees, signature based transaction fees, gains on sales of available for sale securities, and other income, which was partially offset by decreases in service charges on deposit accounts and gains on sales of loans held-for-sale.  The increase in gains on sales of other real estate owned was primarily due to successful sales of other real estate owned.  The increase in investment and brokerage services income and fiduciary activities income was due to an increase in the demand for those services.  The increase in loan servicing income was primarily due to the reversal of mortgage servicing impairment expense and increases in fee income, partially offset by a decrease in mortgage servicing assets recorded.  The increase in ATM fees and signature based transaction fees was primarily due to an increase in the volume of transactions.  The increase in gains on sales of available-for-sale securities was primarily due to increased values of securities sold.  The increase in other income is primarily due to increases in miscellaneous income, gain on sale of land, rental income, and deferred compensation insurance earnings, partially offset by decreases in letter of credit deferred fees.  The decrease in service charges on deposit accounts was primarily due to decreases in service charges on checking accounts, partially offset by increases in analysis service charges, decreases in waived fees, and increases in wire transfer fees and check cashing fees.  The decrease in gains on sales of loans held-for-sale was primarily due to decreased sales volume of loans held-for-sale.

Other operating income was up 23.6% for the three-month period ended September 30, 2011 from the same period in 2010, increasing from $1,985,000 to $2,454,000.

This increase was primarily due to increases in investment and brokerage services income, fiduciary activities income, ATM fees, signature based transaction fees, gains on sales of available for sale securities, and other income, which was partially offset by decreases in service charges on deposit accounts and gains on sales of loans held-for-sale.  The increase in investment and brokerage services income and fiduciary activities income was due to an increase in the demand for those services.  The increase in ATM fees and signature based transaction fees was primarily due to an increase in the volume of transactions.  The increase in gains on sales of available-for-sale securities was primarily due to an increased number of securities sold.  The increase in other income is primarily due to increases in miscellaneous income, gain on sale of land, rental income, and deferred compensation insurance earnings, partially offset by decreases in merchant fees.  The decrease in service charges on deposit accounts was primarily due to decreases in service charges on checking accounts and analysis service charges, partially offset by increases in return item fees.  The decrease in gains on sales of loans held-for-sale was primarily due to decreased sales volume of loans held-for-sale.

Other Operating Expenses

Total other operating expenses were down 6.3% for the nine-month period ended September 30, 2011 from the same period in 2010, decreasing from $21,346,000 to $20,008,000.

The decrease was primarily due to decreases in occupancy and equipment expense, data processing expense, other real estate owned expense and impairment, and other miscellaneous operating expense, which was partially offset by increases in salaries and employee benefits, stationary and supplies, advertising, and directors’ fees.  The decrease in occupancy and equipment was primarily due to decreases in rent expense, depreciation expense, and utilities expense, which was partially offset by increases in branch moving expense and common area maintenance expense.  The decrease in data processing was primarily due to a reduction in general data processing costs, partially offset by an increase in service contract costs for hardware and software.  The decrease in other real estate owned expense and impairment was primarily due to a decrease in write-downs, partially offset by an increase in maintenance expenses.  The decrease in other miscellaneous operating expense was primarily due to decreases in FDIC assessments, legal fees, loan origination expense, sundry losses, and loan collection expense, which was partially offset by increases in accounting and audit fees and other miscellaneous expenses.  The decrease in loan collection expense was due to a decrease in activities requiring loan collection.  The increase in salaries and employee benefits was primarily due to an increase in profit sharing expense, which was partially offset by decreases in regular salaries, loan origination costs, and stock compensation expense.  The increase in directors’ fees is primarily due to the increase in the number of meetings and number of directors receiving fees.

Total other operating expenses were down 3.1% for the three-month period ended September 30, 2011 from the same period in 2010, decreasing from $7,006,000 to $6,788,000.

The decrease was primarily due to decreases in occupancy and equipment expense, data processing expense, other real estate owned expense and impairment, and other miscellaneous operating expense, which was partially offset by increases in salaries and employee benefits, stationary and supplies, and advertising.  The decrease in occupancy and equipment was primarily due to decreases in rent expense and contract pricing, which was partially offset by an increase in common area maintenance expense.  The decrease in data processing was primarily due to a reduction in general data processing costs, partially offset by an increase in service contract costs for hardware and software.  The decrease in other real estate owned expense and impairment was primarily due to a decrease in write-downs, partially offset by an increase in maintenance expenses.  The decrease in other miscellaneous operating expense was primarily due to decreases in FDIC assessments, loan origination expense, and loan collection expense, which was partially offset by increases in consulting fees.  The decrease in loan collection expense was due to a decrease in activities requiring loan collection.  The increase in salaries and employee benefits was primarily due to increases in regular salaries, commissions, and profit sharing expense, which was partially offset by a decrease in stock compensation.

The following table sets forth other miscellaneous operating expenses by category for the three-month and nine-month periods ended September 30, 2011 and 2010.

	(in thousands)

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Other miscellaneous operating expenses
Recovery of provision for unfunded loan commitments expense	$—	$—	$(24)	$—
FDIC assessments	169	274	641	847
Contributions	22	22	65	72
Legal fees	43	81	170	280
Accounting and audit fees	81	62	277	194
Consulting fees	136	63	294	194
Postage expense	71	80	263	274
Telephone expense	49	48	155	161
Public relations	50	46	117	123
Training expense	26	22	84	65
Loan origination expense	99	245	157	392
Computer software depreciation	41	34	127	124
Sundry losses	94	81	110	431
Loan collection expense	56	158	150	690
Other miscellaneous expense	381	341	1,116	994

Total other miscellaneous operating expenses	$1,318	$1,557	$3,702	$4,841

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the nine months ended September 30, 2011, the Company’s expense for income taxes increased $901,000 from the same period last year, from a $400,000 benefit to an expense of $501,000.  Although the Company generated net income in the prior period, the Company realized a tax benefit primarily due to the recordation of various tax credits.

In the three months ended September 30, 2011, the Company’s expense for income taxes increased $263,000 from the same period last year, from an $8,000 benefit to an expense of $255,000.  Although the Company generated net income in the prior period, the Company realized a tax benefit primarily due to the recordation of various tax credits.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2011	December 31, 2010

Undisbursed loan commitments	$146,132	$140,408
Standby letters of credit	1,284	3,739
Commitments to sell loans	10,127	1,826
	$157,543	$145,973

The reserve for unfunded lending commitments amounted to $718,000 and $742,000 at September 30, 2011 and December 31, 2010, respectively.  The reserve for unfunded lending commitments is included in other liabilities.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010.

	At September 30, 2011			At June 30, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$1,044	$—	$1,044	$1,629	$—	$1,629
Residential construction	305	—	305	258	—	258
Commercial real estate	2,729	—	2,729	9,648	—	9,648
Agriculture	—	—	—	1,843	—	1,843
Commercial	177	46	131	624	77	547
Consumer	296	—	296	301	—	301
Total non-accrual loans	$4,551	$46	$4,505	$14,303	$77	$14,226

	At March 31, 2011			At December 31, 2010
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,264	$—	$2,264	$2,301	$—	$2,301
Residential construction	511	—	511	272	—	272
Commercial real estate	5,748	—	5,748	5,864	—	5,864
Agriculture	1,752	—	1,752	1,752	—	1,752
Commercial	1,575	77	1,498	1,817	77	1,740
Consumer	396	—	396	268	—	268
Total non-accrual loans	$12,246	$77	$12,169	$12,274	$77	$12,197

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

Non-accrual loans amounted to $4,551,000 at September 30, 2011 and were comprised of three residential mortgage loans totaling $1,044,000, two residential construction loans totaling $305,000, six commercial real estate loans totaling $2,729,000, four commercial loans totaling $177,000 and five consumer loans totaling $296,000.  Non-accrual loans amounted to $12,274,000 at December 31, 2010 and were comprised of seven residential mortgage loans totaling $2,301,000, four residential construction loans totaling $272,000, nine commercial real estate loans totaling $5,864,000, one agricultural loan totaling $1,752,000, ten commercial loans totaling $1,817,000 and five consumer loans totaling $268,000.  The decrease in non-accrual loans was primarily due to the disposition of one loan totaling $6,570,000 during the quarter ended September 30, 2011.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of September 30, 2011, totaled approximately $3,561,000 or 73% in principal amount of total non-accrual loans and consisted of one residential mortgage loan totaling $739,000, supported by residential property located within the Company’s market area, one residential construction loan totaling $258,000, supported by residential lots located within the Company’s market area, and three commercial real estate loans totaling $2,564,000, supported by commercial properties located within the Company’s market area.  All of the underlying collateral supporting these loans is generally appraised every six months.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at September 30, 2011 and December 31, 2010 consisting of loans on non-accrual status totaled $4,551,000 and $12,274,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $13,951,000 and $7,891,000 at September 30, 2011 and December 31, 2010, respectively.  Performing impaired loans consist of loans modified as troubled debt restructurings totaling $8,260,000 and other impaired loans totaling $5,691,000 which the Company expects to collect all principal and interest due and are performing satisfactorily.  The majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $7,438,000, or 50.0% to $7,441,000 during the first nine months of 2011.  Non-performing assets net of guarantees represent 0.9% of total assets at September 30, 2011.

	At September 30, 2011			At June 30, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$4,551	$46	$4,505	$14,303	$77	$14,226
Loans 90 days past due and still accruing	349	—	349	—	—	—

Total non-performing loans	4,900	46	4,854	14,303	77	14,226
Other real estate owned	2,587	—	2,587	1,682	—	1,682
Total non-performing assets	7,487	46	7,441	15,985	77	15,908

Non-performing loans to total loans			1.10%			3.22%
Non-performing assets to total assets			0.97%			2.13%
Allowance for loan and lease losses to non-performing loans			235.61%			75.80%

	At March 31, 2011			At December 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$12,246	$77	$12,169	$12,274	$77	$12,197
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	12,246	77	12,169	12,274	77	12,197
Other real estate owned	2,664	—	2,664	2,682	—	2,682
Total non-performing assets	14,910	77	14,833	14,956	77	14,879

Non-performing loans to total loans			2.81%			2.69%
Non-performing assets to total assets			1.98%			2.02%
Allowance for loan and lease losses to non-performing loans			96.24%			90.51%

The Company had $349,000 and $0 loans 90 days past due and still accruing at September 30, 2011 and December 31, 2010, respectively.

Non-performing assets is comprised of non-performing loans, discussed above, and other real estate owned (OREO).  OREO is made up of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.

OREO amounted to $2,587,000 and $2,682,000 for the periods ended September 30, 2011 and December 31, 2010, respectively.  The decrease in OREO at September 30, 2011 from the balance at December 31, 2010 was due, for the most part, to the disposition of ten OREO properties, which was partially offset by the addition of six OREO properties.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine-month periods ended September 30, 2011 and 2010, and for the year ended December 31, 2010.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2011	2010	2010

Balance at beginning of period	$11,039	$11,916	$11,916
Provision for loan losses	3,670	3,303	4,914
Loans charged-off:
Commercial	(911)	(941)	(1,930)
Commercial Real Estate	(1,414)	(227)	(1,491)
Agriculture	(610)	(368)	(736)
Residential mortgage	(228)	(715)	(715)
Residential construction	(198)	(731)	(830)
Consumer loans to individuals	(681)	(861)	(914)

Total charged-off	(4,042)	(3,843)	(6,616)

Recoveries:
Commercial	141	516	540
Commercial Real Estate	275	2	1
Agriculture	140	360	78
Residential mortgage	11	—	22
Residential construction	53	6	6
Consumer loans to individuals	150	144	178

Total recoveries	770	1,028	825

Net charge-offs	(3,272)	(2,815)	(5,791)

Balance at end of period	$11,437	$12,404	$11,039

Ratio of net charge-offs
To average loans outstanding during the period	(0.74%)	(0.60%)	(1.27%)
Allowance for loan losses
To total loans at the end of the period	2.60%	2.67%	2.44%
To non-performing loans at the end of the period	233.41%	96.24%	89.94%

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2011, the Company had the following deposit mix: 31.4% in savings and MMDA deposits, 15.6% in time deposits, 23.6% in interest-bearing transaction deposits and 29.4% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2011 and December 31, 2010 are summarized as follows:

	(in thousands)
	September 30, 2011	December 31, 2010
Three months or less	$17,036	$22,357
Over three to twelve months	40,872	33,632
Over twelve months	7,089	12,865
Total	$64,997	$68,854

The decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 65.1% on September 30, 2011.  In addition, on September 30, 2011, the Company had the following short-term investments:  $2,439,000 in securities due within one year or less; and $26,044,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $34,000,000 at September 30, 2011; additionally, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at September 30, 2011 of $139,337,000.  The line of credit with FHLB is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2011, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2011.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$75,084	10.05%	5.0%
Tier 1 Risk-Based	$75,084	16.16%	6.0%
Total Risk-Based	$80,971	17.42%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2011, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2011.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, which could materially affect our business, financial condition or future results and the following information:

The failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies, such as Greece, Portugal, Spain, Hungary, Ireland, and Italy, could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.

Certain European Union member states have fiscal obligations greater than their fiscal revenue, which has caused investor concern over such countries ability to continue to service their debt and foster economic growth. Currently, the European debt crisis has caused credit spreads to widen in the fixed income debt markets, and liquidity to be less abundant. A weaker European economy may transcend Europe, cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies, and likewise affect U.S.-based financial institutions, the stability of the global financial markets and the economic recovery underway in the U.S. Should the U.S. economic recovery be adversely impacted by these factors, loan and asset growth at U.S. financial institutions, like us, could be affected.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         On September 15, 2011, First Northern Community Bancorp (the “Company”) issued and sold to the Secretary of the Treasury, for an aggregate purchase price of $22,847,000, 22,847 shares of the Company’s Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Shares”).  The SBLF Shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(b)         On September 15, 2011, the Company redeemed (repurchased) from the U.S. Treasury, using the partial proceeds from the issuance of the SBLF Shares all 17,390 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $17,390,000, plus accrued but unpaid dividends at the date of redemption.

ITEM 6.   – EXHIBITS

Exhibit Number	Description of Document
3.1	Certificate of Determination (incorporated by reference to Exhibit 3.1 to First Northern Community Bancorp’s (the Registrant’s”) Current Report of Form 8-K filed September 21, 2011.)

3.2	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report of Form 8-K filed September 21, 2011.)

10.1
Securities Purchase Agreement between the Company and Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed September 21, 2011.)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 10, 2011	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)