Form 10-K
period 2011-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2012-03-21
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
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
Yes ☐                    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2011 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2011) was $37,359,507.

The number of shares of Common Stock outstanding as of March 20, 2012 was 9,157,536.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2012 Annual Meeting of Shareholders.

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

The Bank has ten full service branches.  Three are located in the Solano County cities of Dixon, Fairfield, and Vacaville.  Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento, and Woodland.  One branch is located in Downtown Sacramento in Sacramento County, and two branches are located in the Placer County cities of Roseville and Auburn.  The Bank also has one satellite banking office inside a retirement community in the city of Davis.  In addition, the Bank has real estate loan offices in Davis and Roseville that originate residential mortgages and construction loans.  The Bank also has a Small Business Administration (“SBA”) Loan Department located in Roseville and an Asset Management & Trust Department in Downtown Sacramento that serve the Bank’s entire market area.

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

The Vacaville Regency Park Branch was opened in 1985.  Vacaville has a diverse economic base including a California state prison, food processing, distribution, shopping centers (“Factory Outlet Stores”), medical, biotech, and other varied industries.  Although the Vacaville Regency Park Branch was relocated in 2011, in January 2012 it was consolidated with the Vacaville Downtown Financial Center.

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

A real estate loan production office was opened in El Dorado Hills, in April 1996, to serve the growing mortgage loan demand in the foothills area east of Sacramento.  This office was moved to Folsom in 2006, a more central location for serving Folsom, Rancho Cordova, and the west slope of El Dorado County.  The Folsom office was consolidated into the Roseville Real Estate Mortgage Office in early 2012.

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

In December of 2001, Roseville became the site of the Bank’s fourth real estate loan production office.  This office serves the residential mortgage loan needs throughout the foothill regions of Placer, Sacramento as well as the west slope of El Dorado County.

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

As of December 31, 2011, the Company and the Bank employed 207 full-time equivalent staff.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

As of December 31, 2011, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2011.

	The Company
			Adequately
	Actual		Capitalized
	Capital	Ratio	Ratio

Leverage	$81,302	10.5%	4.0%
Tier 1 Risk-Based	81,302	17.4%	4.0%
Total Risk-Based	87,221	18.6%	8.0%

	The Bank
			Adequately	Well
	Actual		Capitalized	Capitalized
	Capital	Ratio	Ratio	Ratio

Leverage	$75,952	9.8%	4.0%	5.0%
Tier 1 Risk-Based	75,952	16.2%	4.0%	6.0%
Total Risk-Based	81,871	17.5%	8.0%	10.0%

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2011, the Company and the Bank met the requirements for “well capitalized” institutions.

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

The Company is also subject to dividend and share repurchase restrictions in our corporate charter relating to the 2011 issuance to the U.S. Treasury of $22.8 million of preferred stock in connection with the Small Business Lending Fund financing program.

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

Amendments to the Federal Deposit Insurance Act (“FDIA”) in 2005 and 2006 created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund.  As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, beginning on April 1, 2009, the FDIC initial base assessment rates were set between 12 and 45 basis points.  In addition, on June 30, 2009, the FDIC imposed a special assessment on banks.  The Bank’s special assessment totaled $320,000.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $10.4 million, or 2.35% of total loans, at December 31, 2011, compared to $11.0 million, or 2.44% of total loans, at December 31, 2010, and 119.5% of total non-accrual loans at December 31, 2011, compared to 89.9% of total non-accrual loans at December 31, 2010.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2011, approximately 71% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2011, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 69% and 2%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2011, all of the Bank’s real estate mortgage and construction loans and approximately 11% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2011, approximately 71% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.

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

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2011, 10% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000 (as compared with 11% at December 31, 2010).  Although we have adopted a pricing strategy designed to reduce the level of time deposits, these deposits are also considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

Time deposit accounts have decreased $45.8 million or 30.1% since December 31, 2009.  This decline was the result of an explicit pricing strategy adopted by the Company during the fourth quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds.  As a result: (1) the Company could not effectively invest funds at a profit without incurring excessive interest rate risk; and (2) significant growth in the Company’s overall balance sheet, without any resulting profit, would only place pressures on the Company’s capital ratios.  During 2009, non-public time deposits had increased approximately $28.2 million or 22% from December 2008, as depositors aggressively sought out the safety of banks for their funds.  During 2009 management carefully reviewed time deposit customers and reduced the Company’s deposit rates to customers that did not also have transaction, savings and money market balances with the Company (i.e., depositors who were not “relationship customers”).  Given the Company’s deposit growth in transaction and savings accounts, supplemented by investment portfolio maturities and sales, this time deposit decline did not result in any liquidity issues and it positively affected the Company’s net interest margin and earnings.

Our Ability to Pay Dividends is Subject to Legal Restrictions

As a bank holding company, our cash flow typically comes from dividends of the Bank.  Various statutory and regulatory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.  The ability of the Company to pay cash dividends in the future also depends on the Company’s profitability, growth, and capital needs.  In addition, California law restricts the ability of the Company to pay dividends.  No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued.   The Company is also subject to dividend and share repurchase restrictions in our corporate charter relating to the 2011 issuance to the U.S. Treasury of $22.8 million of preferred stock in connection with the Small Business Lending Fund financing program.  See “Business - Restrictions on Dividends and Other Distributions” above.

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

Government Regulation and Legislation Could Adversely Affect the Company

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

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees.  Executive compensation in the financial services sector has been controversial and the subject of regulation.  Until we redeemed shares of preferred stock issued to the U.S. Treasury under its Capital Purchase Program in 2011, we were subject to certain restrictions on the compensation of certain senior management positions.  The FDIC has recently proposed rules regulating the compensation of bank employees which could place us at a competitive disadvantage compared to businesses not subject to these regulations. Our ability to execute the business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially.

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

Changes in Accounting Standards Could Materially Impact Our Financial Statements

The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, called GAAP.  The financial information contained within our financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical loss factors that we use.  Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets.  We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices.  GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.  Accounting standards and interpretations currently affecting the Company and its subsidiaries may change at any time, and the Company’s financial condition and results of operations may be adversely affected.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

There is a Limited Public Market for the Company’s Common Stock which May Make it Difficult for Shareholders to Dispose of Their Shares

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol “FNRN”.  The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Securities, and Monroe Securities, Inc., all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock.  However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

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

Information Security Breaches or other technological difficulties could adversely affect the Company

The Company cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security.  We will continue to rely on the services of various vendors who provide data processing and communication services to the banking industry.  Nonetheless, if information security is compromised or other technology difficulties or failures occur at the Bank or with one of our vendors, information may be lost or misappropriated, services and operations may be interrupted and the Bank could be exposed to claims from its customers as a result.

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

The Company may not be successful in raising additional capital needed in the future

If additional capital is needed in the future as a result of losses, our business strategy or regulatory requirements, there is no assurance that our efforts to raise such additional capital will be successful or that shares sold in the future will be sold at prices or on terms equal to or better than the current market price.  The inability to raise additional capital when needed or at prices and terms acceptable to us could adversely affect our ability to implement our business strategies.

In the future the Company may be required to recognize impairment with respect to investment securities

The Company’s securities portfolio contains mortgage-backed securities and currently includes securities with unrecognized losses.  The Company may continue to observe declines in the fair market value of these securities.  Management evaluates the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize impairment charges with respect to these and other holdings.

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through 13 offices in five counties in Northern California operating out of three offices in Solano County, six in Yolo County, two in Sacramento County, and two in Placer County.  In addition, the Company owns four vacant lots, three in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

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

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is not listed on any exchange, nor is it included on NASDAQ.  However, trades may be reported on the OTC Markets under the symbol “FNRN”.  The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Securities, and Monroe Securities, Inc., all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock, and the data set forth below may not reflect all such transactions.

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2011	$4.85	$4.35
3rd Quarter 2011	$4.80	$4.30
2nd Quarter 2011	$4.90	$4.20
1st Quarter 2011	$5.50	$4.40

4th Quarter 2010	$5.45	$4.00
3rd Quarter 2010	$4.95	$4.00
2nd Quarter 2010	$5.55	$4.35
1st Quarter 2010	$5.10	$4.25

*  Price adjusted for stock dividends.

As of December 31, 2011, there were approximately 1,333 holders of record of the Company’s common stock, no par value.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 29, 2012	1%	March 30, 2012

The Company did not declare a stock dividend in 2011 or 2010.  The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.  The Company made no repurchases of common stock in 2011.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2008, and 2007 have been derived from the Company’s historical consolidated financial statements not included in this Report.  The financial information for 2011, 2010, and 2009 should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2011	2010	2009	2008	2007

Interest and Dividend Income	$28,790	$29,927	$33,066	$38,871	$48,594
Interest Expense	(2,476)	(3,606)	(4,960)	(6,375)	(11,738)
Net Interest Income	26,314	26,321	28,106	32,496	36,856
Provision for Loan Losses	(5,138)	(4,914)	(10,489)	(16,164)	(4,795)
Net Interest Income after Provision for Loan Losses	21,176	21,407	17,617	16,332	32,061
Other Operating Income	9,382	9,154	8,553	7,796	7,160
Other Operating Expense	(26,762)	(27,889)	(30,068)	(29,137)	(28,803)
Income (Loss) before Taxes	3,796	2,672	(3,898)	(5,009)	10,418
(Provision) Benefit for Taxes	(1,132)	(7)	2,844	3,635	(3,137)
Net Income (Loss)	$2,664	$2,665	$(1,054)	$(1,374)	$7,281

Preferred Stock Dividend and Accretion	(1,399)	(992)	(792)	—	—

Net Income (Loss) available to common shareholders	$1,265	$1,673	$(1,846)	$(1,374)	$7,281

Basic Income (Loss) Per Share	$0.14	$0.18	$(0.20)	$(0.15)	$0.79

Diluted Income (Loss) Per Share	$0.14	$0.18	$(0.20)	$(0.15)	$0.76

Total Assets	$781,150	$737,217	$747,625	$670,802	$709,895

Total Investments	$160,241	$107,346	$75,868	$42,106	$74,849

Total Loans, including Loans Held-for-Sale, net	$435,621	$444,360	$476,018	$519,160	$499,314

Total Deposits	$678,958	$640,258	$651,426	$584,718	$622,671

Total Equity	$87,702	$79,596	$78,093	$62,029	$63,975

Weighted Average Shares of Common Stock outstanding used for Basic Income (Loss) Per Share Computation 1	9,158,982	9,107,990	9,064,402	9,022,906	9,257,857

Weighted Average Shares of Common Stock outstanding used for Diluted Income (Loss) Per Share Computation 1	9,159,844	9,109,589	9,064,402	9,022,906	9,550,151

Return (Loss) on Average Total Assets	0.35%	0.36%	(0.15%)	(0.20%)	1.05%

Net Income (Loss)/Average Equity	3.28%	3.40%	(1.40%)	(2.17%)	11.59%

Net Income (Loss)/Average Deposits	0.40%	0.41%	(0.17%)	(0.23%)	1.19%

Average Loans/Average Deposits	64.94%	69.77%	79.48%	87.21%	79.75%

Average Equity to Average Total Assets	10.70%	10.50%	10.57%	9.39%	9.06%

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

Financial highlights for 2011 include:

The Company reported net income of $2.7 million before dividends and accretion on preferred stock of the U.S. Treasury for 2011 and 2010.  Net income available to common shareholders totaled $1.3 million, a 24.4% decrease compared to net income available to common shareholders of $1.7 million for 2010.  Net income per common share after consideration of dividends and accretion on preferred stock of the U.S. Treasury for 2011 was $0.14 and resulted in a decrease in the net income per common share of 22.2% compared to net income per common share of $0.18 for 2010, and net income per common share on a fully diluted basis was $0.14 for 2011, a decrease of 22.2% compared to net income per common share on a fully diluted basis of $0.18 for 2010.

Loans (including loans held-for-sale), net of allowance decreased to $435.6 million at December 31, 2011, a 2.0% decrease from $444.4 million at December 31, 2010.  Commercial loans totaled $91.9 million at December 31, 2011, up 11.0% from $82.8 million at December 31, 2010; agriculture loans were $52.1 million, down 1.8% from $53.0 million at December 31, 2010; residential construction loans were $7.5 million, down 26.9% from $10.2 million at December 31, 2010; commercial real estate loans were $175.8 million, down 5.7% from $186.4 million at December 31, 2010; residential mortgage loans were $51.6 million, down 1.5% from $52.4 million at December 31, 2010; and consumer loans totaled $64.0 million, down 6.2% from $68.4 million at December 31, 2010.

Average deposits increased to $662.8 million during 2011, an $11.3 million or 1.7% increase from 2010.

The Company reported average total assets of $760.1 million at December 31, 2011, up 1.7% from $747.2 million a year earlier.

The provision for loan losses in 2011 totaled $5.1 million, an increase of 4.6% from $4.9 million in 2010.  Net charge-offs were $5.8 million in 2011 and 2010.  The increase in the provision for loan losses can be primarily attributed to changes in internal and external factors affecting the allowance for loan losses calculation due to changes in actual loss history and charge-offs of uncollectible portions of impaired loans.

Net interest income totaled $26.3 million for 2011 and 2010.  During the period loan rates, loan volumes, loan fees and investment security rates all decreased, which was offset by increased investment securities volumes and decreased time deposit volumes and rates.

Other operating income totaled $9.4 million for the year ended December 31, 2011, an increase of 2.5% from $9.2 million for the year ended December 31, 2010.  The increase was due primarily to increases in gains on sales of other real estate owned, gains on available for sale securities and other income, which was partially offset by decreased service charges on deposit accounts and gains on sales of loans.

Other operating expenses totaled $26.8 million for 2011, down 4.0% from $27.9 million in 2010.  The decrease was due primarily to decreases in occupancy and equipment expenses, other real estate owned expenses and other expenses, which was partially offset by increases in salaries and employee benefits, advertising, director fees and stationery and supplies.

In 2012, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income, while remaining conscious of the need to maintain appropriate expense levels.

On September 15, 2011, the Company raised $22.8 million from the U.S. Treasury in a Small Business Lending Fund financing and redeemed from the U.S. Treasury $17.4 million in Troubled Asset Relief Program (TARP) financing.  Also, on November 16, 2011 the Company repurchased from the U.S. Treasury a warrant to purchase 352,977 shares of the Company’s common stock at an exercise price of $7.39 per share (the “Warrant”), issued to the U.S. Treasury on March 13, 2009, in connection with the Company’s participation in the TARP Capital Purchase Program.  The Company paid an aggregate purchase price of $375,000 for the repurchase of the Warrant, which has been canceled.  The repurchase price was based on the fair market value of the Warrant as agreed upon by the Company and U.S. Treasury.  With the repurchase of the Warrant, the Company concluded its participation in the TARP Capital Purchase Program.

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

The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company believes the allowance for loan losses accounting policy is critical because the loan portfolio represents the largest asset type on the consolidated balance sheet and there is significant judgment used in determining the adequacy of the allowance for loan losses.  The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on the Company’s periodic evaluation of the factors mentioned below, as well as other pertinent factors.  The allowance for loan losses consists of an allocated component and a general component.  The components of the allowance for loan losses represent an estimate.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification.  These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loan loss element is determined using analysis that examines loss experience.

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

Other-than-temporary Impairment in Investment Securities

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes consideration regarding the duration and severity of impairment, the credit quality of the issuer and a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.  For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and trading securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets.  These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process.  For additional discussion, see Note 8 to the Consolidated Financial Statements in this Form 10-K.

Share-Based Payment

The Company determines the fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility, and the risk-free interest rate over the expected life of the option.  The Black-Scholes model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of Management's judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements.  The fair value of non-vested restricted common shares generally equals the stock price at grant date.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion, see Note 14 to the Consolidated Financial Statements in this Form 10-K.

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

A "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority.  The Company recognized a decrease for unrecognized tax benefits during 2011.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.  For additional discussion, see Note 10 to the Consolidated Financial Statements in this Form 10-K.

Mortgage Servicing Rights

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

Impact of Recently Issued Accounting Standards

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04.  This update represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In June 2011, FASB issued ASU 2011-05.  This update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.  In December 2011, FASB issued ASU-2011-12.  This update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.

In December 2011, FASB issued ASU 2011-11.  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this ASU are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required by those amendments should be provided retrospectively for all comparative periods presented.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2011		2010		2009

	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
ASSETS
Cash and Due From Banks	$149,610	19.68%	$156,283	20.91%	$69,655	9.77%
Federal Funds Sold	—	—	—	—	45,918	6.44%
Investment Securities	133,350	17.54%	89,890	12.03%	64,290	9.02%
Loans 1	430,440	56.64%	454,584	60.84%	490,856	68.85%
Stock in Federal Home Loan Bank and
other equity securities, at cost	2,992	0.39%	2,720	0.36%	2,443	0.34%
Other Real Estate Owned	2,310	0.30%	2,899	0.39%	3,820	0.54%
Other Assets	41,387	5.45%	40,873	5.47%	35,894	5.04%
Total Assets	$760,089	100.00%	$747,249	100.00%	$712,876	100.00%

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
Demand	$196,852	25.91%	$181,689	24.31%	$172,925	24.26%
Interest-Bearing Transaction Deposits	152,764	20.10%	141,816	18.98%	127,769	17.92%
Savings & MMDAs	208,219	27.38%	197,464	26.42%	172,610	24.21%
Time Certificates	104,981	13.81%	130,592	17.48%	144,251	20.24%
Borrowed Funds	9,136	1.20%	10,986	1.47%	13,631	1.91%
Other Liabilities	6,829	0.90%	6,247	0.84%	6,315	0.89%
Stockholders' Equity	81,308	10.70%	78,455	10.50%	75,375	10.57%
Total Liabilities & Stockholders’ Equity	$760,089	100.00%	$747,249	100.00%	$712,876	100.00%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)
	2011			2010			2009

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Assets	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Loans 1	$430,440	$24,581	5.71%	$454,584	$26,122	5.75%	$490,856	$28,899	5.89%

Loan Fees	—	821	0.19%	—	988	0.22%	—	1,621	0.33%

Total Loans, Including
Loan Fees	430,440	25,402	5.90%	454,584	27,110	5.96%	490,856	30,520	6.22%

Federal Funds Sold	—	—	—	—	—	—	45,918	58	0.13%

Due From Banks	133,935	339	0.25%	141,059	380	0.27%	36,302	164	0.45%

Investment Securities:
Taxable	122,961	2,610	2.12%	73,462	1,744	2.37%	40,336	1,311	3.25%

Non-taxable2	10,389	430	4.14%	16,428	684	4.16%	23,954	1,003	4.19%

Total Investment Securities	133,350	3,040	2.28%	89,890	2,428	2.70%	64,290	2,314	3.60%

Other Earning Assets	2,992	9	0.30%	2,720	9	0.33%	2,443	10	0.41%

Total Earning Assets	$700,717	$28,790	4.11%	688,253	$29,927	4.35%	639,809	$33,066	5.17%

Cash and Due from Banks	15,675			15,224			33,353

Premises and Equipment	8,088			7,207			7,761

Other Real Estate Owned	2,310			2,899			3,820

Interest Receivable
and Other Assets	33,299			33,666			28,133

Total Assets	$760,089			$747,249			$712,876

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.
2. Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2011			2010			2009

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
Liabilities and	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Stockholders' Equity	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$152,764	$351	0.23%	$141,816	$390	0.28%	$127,769	$606	0.47%

Savings & MMDAs	208,219	874	0.42%	197,464	1,167	0.59%	172,610	1,342	0.78%

Time Certificates	104,981	924	0.88%	130,592	1,650	1.26%	144,251	2,513	1.74%

Total Interest-Bearing Deposits	465,964	2,149	0.46%	469,872	3,207	0.68%	444,630	4,461	1.00%

Borrowed Funds	9,136	327	3.58%	10,986	399	3.63%	13,631	499	3.66%

Total Interest-Bearing
Deposits and Funds	475,100	2,476	0.52%	480,858	3,606	0.75%	458,261	4,960	1.08%

Demand Deposits	196,852	—	—	181,689	—	—	172,925	—	—

Total Deposits and
Borrowed Funds	671,952	$2,476	0.37%	662,547	$3,606	0.54%	631,186	$4,960	0.79%

Interest payable and
Other Liabilities	6,829			6,247			6,315

Stockholders' Equity	81,308			78,455			75,375

Total Liabilities and
Stockholders' Equity	$760,089			$747,249			$712,876

Net Interest Income and
Net Interest Margin 1		$26,314	3.76%		$26,321	3.82%		$28,106	4.39%

Net Interest Spread 2			3.59%			3.60%			4.09%

1.  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2011 over 2010 and 2010 over 2009.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2011 Over 2010			2010 Over 2009
		Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change

Decrease in
Interest Income:

Loans	$(1,362)	$(179)	$(1,541)	$(2,101)	$(676)	$(2,777)

Loan Fees	(167)	—	(167)	(633)	—	(633)

Federal Funds Sold	—	—	—	(58)	—	(58)

Due From Banks	(17)	(24)	(41)	304	(88)	216

Investment Securities	1,035	(423)	612	781	(667)	114

Other Assets	1	(1)	—	1	(2)	(1)

	$(510)	$(627)	$(1,137)	$(1,706)	$(1,433)	$(3,139)

Decrease in
Interest Expense:

Deposits:
Interest-Bearing
Transaction Deposits	$31	$(70)	$(39)	$58	$(274)	$(216)

Savings & MMDAs	60	(353)	(293)	179	(354)	(175)

Time Certificates	(286)	(440)	(726)	(221)	(642)	(863)

Borrowed Funds	(67)	(5)	(72)	(96)	(4)	(100)

	$(262)	$(868)	$(1,130)	$(80)	$(1,274)	$(1,354)

Decrease in
Net Interest Income:	$(248)	$241	$(7)	$(1,626)	$(159)	$(1,785)

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2011	2010	2009
Investment securities available-for-sale:

U.S. Treasury Securities	$2,314	$4,226	$253
Securities of U.S. Government
Agencies and Corporations	37,014	40,775	4,335
Obligations of State &
Political Subdivisions	20,617	20,045	23,416
Mortgage-Backed Securities	100,296	42,300	47,864

Total Investments	$160,241	$107,346	$75,868

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2011.  The yields on tax-exempt securities are shown on a tax equivalent basis.
Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
Security	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$1,304	0.62%	$1,010	1.03%	$—	—
Securities of U.S. Government
Agencies and Corporations	21,651	1.95%	15,363	1.51%	—	—
Obligations of State &
Political Subdivisions	896	6.04%	194	6.89%	9,791	6.09%
Mortgage-Backed Securities	19	6.79%	94,938	2.17%	5,339	2.92%

TOTAL	$23,870	2.03%	$111,505	2.08%	$15,130	4.98%

	After Ten Years		Total
Security	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	—	$2,314	0.86%
Securities of U.S. Government
Agencies and Corporations	—	—	37,014	1.94%
Obligations of State &
Political Subdivisions	9,736	5.14%	20,617	5.65%
Mortgage-Backed Securities	—	—	100,296	2.21%

TOTAL	$9,736	5.14%	$160,241	2.57%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2011		2010		2009

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$91,914	20.7%	$82,815	18.3%	$93,581	19.2%
Commercial Real Estate	175,793	39.7%	186,405	41.1%	200,591	41.3%
Agriculture	52,064	11.8%	53,040	11.7%	55,091	11.3%
Residential Mortgage	51,586	11.6%	52,347	11.5%	53,918	11.1%
Residential Construction	7,492	1.7%	10,246	2.3%	17,060	3.5%
Consumer	64,150	14.5%	68,374	15.1%	66,305	13.6%
	442,999		453,227		486,546
Allowance for loan losses	(10,408)		(11,039)		(11,916)
Net deferred origination
fees and costs	198		(173)		(252)
TOTAL	$432,789	100.0%	$442,015	100.0%	$474,378	100.0%

	2008		2007

	Balance	Percent	Balance	Percent

Commercial	$114,885	21.6%	$115,025	22.6%
Commercial Real Estate	202,897	38.2%	187,163	36.7%
Agriculture	60,341	11.3%	48,291	9.5%
Residential Mortgage	48,027	9.0%	41,209	8.1%
Residential Construction	44,411	8.4%	69,043	13.5%
Consumer	60,658	11.4%	48,068	9.4%
Land	600	0.1%	1,003	0.2%
	531,819		509,802
Allowance for loan losses	(14,435)		(10,876)
Net deferred origination
fees and costs	(416)		(955)
TOTAL	$516,968	100.0%	$497,971	100.0%

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

As shown in the comparative figures for loan mix during 2011 and 2010, total loans decreased as a result of decreases in commercial real estate loans, agriculture loans, residential mortgage loans, residential construction loans and consumer loans, which were partially offset by an increase in commercial loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2011 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$27,707	$103,180	$130,887
After one year through five years	53,921	105,405	159,326
After five years	20,922	121,654	142,576

Total	$102,550	$330,239	$432,789

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

The following tables summarize the Company’s non-accrual loans by loan category (in thousands) at December 31, 2011, 2010 and 2009.

	At December 31, 2011			At December 31, 2010
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Residential mortgage	$1,334	$—	$1,334	$2,301	$—	$2,301
Residential construction	48	—	48	272	—	272
Commercial real estate	3,071	—	3,071	5,864	—	5,864
Agriculture	992	—	992	1,752	—	1,752
Commercial	2,905	62	2,843	1,817	77	1,740
Consumer	360	—	360	268	—	268
Total non-accrual loans	$8,710	$62	$8,648	$12,274	$77	$12,197

	At December 31, 2009
	Gross	Guaranteed	Net

Residential mortgage	$1,370	$—	$1,370
Residential construction	3,413	—	3,413
Commercial real estate	5,669	—	5,669
Agriculture	3,188	—	3,188
Commercial	3,875	408	3,467
Consumer	99	—	99
Total non-accrual loans	$17,614	$408	$17,206

Non-accrual loans amounted to $8,710,000 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334,000, one residential construction loan totaling $48,000, six commercial real estate loans totaling $3,071,000, one agricultural loan totaling $992,000, twelve commercial loans totaling $2,905,000 and five consumer loans totaling $360,000.  Non-accrual loans amounted to $12,274,000 at December 31, 2010 and were comprised of seven residential mortgage loans totaling $2,301,000, four residential construction loans totaling $272,000, nine commercial real estate loans totaling $5,864,000, one agricultural loan totaling $1,752,000, ten commercial loans totaling $1,817,000 and five consumer loans totaling $268,000.  Non-accrual loans amounted to $17,614,000 at December 31, 2009 and were comprised of four residential mortgage loans totaling $1,370,000, fifteen residential construction loans totaling $3,413,000, seven commercial real estate loans totaling $5,669,000, two agricultural loans totaling $3,188,000, eight commercial loans totaling $3,875,000 and one consumer loan totaling $99,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

The five largest non-accrual loans as of December 31, 2011, totaled approximately $6,180,000 or 71% of total non-accrual loans and consisted of one residential mortgage loan totaling $726,000, supported by residential property located within the Company’s market area, two commercial real estate loans totaling $2,626,000, supported by commercial properties located within the Company’s market area, one agricultural loan totaling $991,000, supported by real property located within the Company’s market area and one commercial and industrial loan totaling $1,837,000, supported by the business assets of the borrower.  The collateral securing all of these loans is generally appraised every six months.

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

If interest on non-accrual loans had been accrued, such interest income would have approximated $906,000, $642,000 and $965,000 during the years ended December 31, 2011, 2010 and 2009, respectively.  Income actually recognized for these loans approximated $408,000, $218,000 and $96,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2011, 2010 and 2009 consisting of loans on non-accrual status totaled $8,710,000, $12,274,000 and $17,614,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $9,516,000, $7,891,000 and $9,984,000 at December 31, 2011, 2010 and 2009, respectively.  Performing impaired loans consist of loans modified as troubled debt restructurings totaling $5,267,000 and other impaired loans totaling $4,249,000 which the Company expects to collect all principal and interest due and are performing satisfactorily.  Additionally, these loans are not on non-accrual status.  The majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Analysis of the Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing at December 31, 2011, 2010 and 2009.

As the following table illustrates, total non-performing assets which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $4,906,000, or 33.0% to $9,973,000 from December 31, 2010 and decreased $10,751,000 or 51.9% from December 31, 2009.  Non-performing assets net of guarantees represent 1.3% of total assets at December 31, 2011.  The Bank's management believes that the $8,710,000 in non-accrual loans are adequately collateralized or guaranteed by a governmental entity.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2011			At December 31, 2010
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$8,710	$62	$8,648	$12,274	$77	$12,197
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	8,710	62	8,648	12,274	77	12,197
Other real estate owned	1,325	—	1,325	2,682	—	2,682
Total non-performing assets	10,035	62	9,973	14,956	77	14,879
Non-performing loans to total loans			2.0%			2.7%
Non-performing assets to total assets			1.3%			2.0%
Allowance for loan and lease losses to non-performing loans			120.4%			90.5%
	At December 31, 2009
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$17,614	$408	$17,206
Loans 90 days past due and still accruing	—	—	—
Total non-performing loans	17,614	408	17,206
Other real estate owned	3,518	—	3,518
Total non-performing assets	21,132	408	20,724
Non-performing loans to total loans			3.6%
Non-performing assets to total assets			2.8%
Allowance for loan and lease losses to non-performing loans			69.3%

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

OREO amounted to $1,325,000, $2,682,000 and $3,518,000 for the periods ended December 31, 2011, 2010 and 2009, respectively.  The decrease in OREO loans at December 31, 2011 from the balance at December 31, 2010 was primarily due to the disposition of seven residential construction properties, four commercial real estate properties and two residential properties, which was partially offset by the addition of two residential properties, one residential construction property, two commercial real estate properties and one agricultural property.

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

Excluding the non-performing loans cited previously, loans totaling $29,673,000 and $36,140,000 were classified as substandard loans, representing potential problem loans at December 31, 2011 and 2010, respectively.  Of these loans, loans totaling $26,295,000 and $32,093,000 are adequately collateralized or guaranteed, in management’s opinion, and the remaining loans totaling $3,378,000 and $4,047,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2011 and 2010 respectively.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2011 and 2010 was 2.35% and 2.44% respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considers the $10,408,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2011.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
	2011	2010	2009	2008	2007

Balance at Beginning of Year	$11,039	$11,916	$14,435	$10,876	$8,361
Provision for Loan Losses	5,138	4,914	10,489	16,164	4,795
Loans Charged-Off:
Commercial	(2,381)	(1,930)	(4,518)	(2,224)	(1,428)
Commercial Real Estate	(2,000)	(1,491)	(1,685)	(2,984)	—
Agriculture	(860)	(736)	(5,043)	(220)	(82)
Residential Mortgage	(272)	(715)	(124)	—	(120)
Residential Construction	(197)	(830)	(2,433)	(7,281)	(666)
Consumer	(932)	(914)	(490)	(615)	(764)

Total Charged-Off	(6,642)	(6,616)	(14,293)	(13,324)	(3,060)

Recoveries:
Commercial	185	540	322	153	256
Commercial Real Estate	288	1	355	—	—
Agriculture	142	78	5	88	200
Residential Mortgage	11	22	—	—	—
Residential Construction	71	6	370	159	—
Consumer	176	178	233	319	324

Total Recoveries	873	825	1,285	719	780

Net (Charge-Offs) Recoveries	(5,769)	(5,791)	(13,008)	(12,605)	(2,280)

Balance at End of Year	$10,408	$11,039	$11,916	$14,435	$10,876

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(1.34%)	(1.27%)	(2.65%)	(2.46%)	(0.47%)
Allowance as a percentage of Total Loans	2.35%	2.44%	2.45%	2.72%	2.14%
Allowance as a percentage of
Non-performing loans	120.4%	90.5%	69.3%	102.0%	70.5%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the Loan Portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):
	December 31, 2011			December 31, 2010			December 31, 2009

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans
Loan Type:

Commercial	$3,598	34.6%	20.4%	$3,761	34.1%	17.9%	$4,036	33.9%	18.8%
Commercial Real Estate	1,747	16.8%	40.2%	1,957	17.7%	41.7%	2,706	22.7%	41.7%
Agriculture	1,934	18.6%	11.6%	2,141	19.4%	11.5%	1,681	14.1%	11.2%
Residential Mortgage	1,135	10.9%	11.7%	830	7.5%	11.7%	735	6.2%	11.2%
Residential Construction	1,198	11.5%	1.5%	1,719	15.6%	1.9%	1,611	13.5%	3.2%
Consumer	796	7.6%	14.6%	556	5.0%	15.3%	506	4.2%	13.9%
Unallocated	—	—	—	75	0.7%	—	641	5.4%	—

Total	$10,408	100.0%	100.0%	$11,039	100.0%	100.0%	$11,916	100.0%	100.0%

	December 31, 2008			December 31, 2007

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans
Loan Type:

Commercial	$4,908	34.0%	21.3%	$2,855	26.3%	22.5%
Commercial Real Estate	3,548	24.6%	38.5%	3,064	28.1%	36.9%
Agriculture	643	4.5%	11.5%	856	7.9%	9.5%
Residential Mortgage	944	6.5%	9.1%	372	3.4%	8.2%
Residential Construction	3,113	21.6%	8.1%	2,918	26.8%	13.4%
Consumer	1,279	8.9%	11.5%	703	6.5%	9.5%
Unallocated	—	—	—	108	1.0%	—

Total	$14,435	100.0%	100.0%	$10,876	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2011		2010		2009
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$196,852	—	$181,689	—	$172,925	—

Interest-Bearing Demand (NOW)	$152,764	0.23%	$141,816	0.28%	$127,769	0.47%

Savings and MMDAs	$208,219	0.42%	$197,464	0.59%	$172,610	0.78%

Time	$104,981	0.88%	$130,592	1.26%	$144,251	1.74%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2011:

Three months or less	$24,823

Over three months through twelve months	37,170

Over twelve months	5,896

Total	$67,889

Short-Term Borrowings

Short-term borrowings at December 31, 2011 and 2010 consisted of secured borrowings from the U.S. Treasury in the amounts of $0 and $1,529,000, respectively.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  At December 31, 2011, the Bank had no Federal Funds purchased.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2011, the Company had a current collateral borrowing capacity from the FHLB of $136,509,000.  The Company also has unsecured formal lines of credit totaling $36,000,000 with correspondent banks.

Long-Term Borrowings

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $7,000,000 and $9,000,000, respectively, at December 31, 2011 and 2010.  Such advances mature in 0.5 years at a weighted average interest rate of 4.13% at December 31, 2011.  Maturity ranged from 0.5 years to 1.5 years at a weighted average interest rate of 4.06% at December 31, 2010.  Average outstanding balances were $7,975,000 and $9,975,000, respectively, during 2011 and 2010.  The weighted average interest rate paid was 4.09% in 2011 and 4.0% in 2010.

Overview

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net income available to common shareholders for the year ended December 31, 2011, was $1.3 million, representing a decrease of $0.4 million, or 24.4% decrease, compared to net income available to common shareholders of $1.7 million for the year ended December 31, 2010.  The decrease in net income available to common shareholders is principally attributable to a $1.1 million increase in provision for income tax expense and $0.4 million increase in preferred stock dividends and accretion, due to the early recognition of the remaining discount on preferred stock sold to the U.S. Treasury as part of the Capital Purchase Program, which was partially offset by a $1.1 million decrease in other operating expense.

Total assets increased by $43.9 million, or 6.0%, to $781.2 million as of December 31, 2011 compared to $737.2 million at December 31, 2010.  The increase in total assets was mainly due to a $52.9 million increase in investment securities, which was partially offset by an $8.7 million decrease in net loans (including loans held-for-sale) and a $1.4 million decrease in other real estate owned.  Total deposits increased $38.7 million, or 6.0%, to $679.0 million as of December 31, 2011 compared to $640.3 million at December 31, 2010.  Other borrowings decreased by $3.5 million, or 33.5%, to $7.0 million as of December 31, 2011 compared to $10.5 million at December 31, 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net income available to common shareholders for the year ended December 31, 2010, was $1.7 million, representing an increase of $3.5 million, or 190.6%, compared to net loss available to common shareholders of $1.8 million for the year ended December 31, 2009.  The increase in net income is principally attributable to a $5.6 million decrease in the provision for loan losses, $0.4 million increase in other income and a decrease of $2.2 million in other operating expense, which was partially offset by a $1.8 million decrease in net interest income and a $2.9 million decrease in income tax benefit.

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

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period.  The $7,000 decrease in the Bank’s net interest income in 2011 from 2010 was due to the effects of lower loan rates and volumes, lower loan fees, lower investment securities rates and lower due from interest bearing account rates and volumes, which was partially offset by higher investment securities volumes and lower core deposit funding costs and volumes.  The $1,785,000 decrease in the Bank’s net interest income in 2010 from 2009 was due to the effects of lower loan rates and volumes, lower loan fees, lower investment securities rates, lower Federal Funds volume and lower due from interest bearing account rates, which was partially offset by higher investment securities, and due from interest bearing account volumes and lower core deposit funding costs.  The “Analysis of Changes in Interest Income and Interest Expense” set forth on page 33 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume.  Another factor that affected the net interest income was the average earning asset to average total asset ratio.  This ratio was 92.2% in 2011, 92.1% in 2010 and 89.8% in 2009.

Interest income on loans (including loan fees) was $25,402,000 for 2011, representing a decrease of $1,708,000, or 6.3%, from $27,110,000 for 2010.  This compared to a decrease in 2010 of $3,410,000, or 11.2%, from $30,520,000 for 2009.  The decreased interest income on loans in 2011 over 2010 was the result of a 5.3% decrease in loan volume and a 4 basis point decrease in loan interest rates, combined with a decrease of approximately $167,000 in loan fees.  Loan fee comparisons were impacted by a net decrease in deferred loan fees and costs of $372,000 in 2011, and a net decrease of $78,000 in 2010.

Average outstanding federal funds sold was $0 in 2011, $0 in 2010 and $45,918,000 in 2009.  There were no Federal Funds sold at December 31, 2011 and December 31, 2010.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Federal Funds sold yields were 0.00%, 0.00% and 0.13% for 2011, 2010 and 2009, respectively.

Average outstanding due from interest bearing accounts fluctuated during this period, ranging from $133,935,000 in 2011 to $141,059,000 in 2010 and $36,302,000 in 2009.  At December 31, 2011, due from interest bearing accounts were $124,038,000.  As with Federal Funds, due from interest bearing accounts are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Due from interest bearing account yields were 0.25%, 0.27% and 0.45% for 2011, 2010 and 2009, respectively.

The average total level of investment securities increased $43,460,000 in 2011 to $133,350,000 from $89,890,000 in 2010 and increased $25,600,000 in 2010 to $89,890,000 from $64,290,000 in 2009.  The level of interest income attributable to investment securities increased to $3,040,000 in 2011 from $2,428,000 in 2010 and increased to $2,428,000 in 2010 from $2,314,000 in 2009, due to the effects of interest rates and volume.  The Bank’s strategy for this period emphasized the use of the investment portfolio to partially offset the Bank’s decreased loan volume.  The Bank intends to continue to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide higher cash flow for reinvestment in a higher interest rate instrument.  Investment securities yields were 2.28%, 2.70% and 3.60% for 2011, 2010 and 2009, respectively.

Total interest expense decreased to $2,476,000 in 2011 from $3,606,000 in 2010, and decreased to $3,606,000 in 2010 from $4,960,000 in 2009, representing a 31.3% decrease in 2011 over 2010 and a 27.3% decrease in 2010 over 2009.  The decrease in total interest expense from 2011 to 2010 was due to decreases in interest rates paid on deposits and decreases in the volume of time deposits.  The decrease in total interest expense from 2010 to 2009 was due to decreases in interest rates paid on deposits and decreases in the volume of deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2011		2010		2009

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$196,852	29.7%	$181,689	27.9%	$172,925	28.0%

Interest-Bearing Demand (NOW)	152,764	23.0%	141,816	21.8%	127,769	20.7%

Savings and MMDAs	208,219	31.5%	197,464	30.3%	172,610	28.0%

Time	104,981	15.8%	130,592	20.0%	144,251	23.3%

Total	$662,816	100.0%	$651,561	100.0%	$617,555	100.0%

The three years ended December 31, 2011 have been characterized by decreasing interest rates.  Loan rates and deposit rates decreased in 2011, 2010 and 2009.  The net spread between the rate for total earning assets and the rate for interest-bearing deposits and borrowed funds decreased 1 basis point in the period from 2011 to 2010 and decreased 49 basis points in the period from 2010 to 2009.

The Bank’s net interest margin (net interest income divided by average earning assets) was 3.76% in 2011, 3.82% in 2010 and 4.39% in 2009.  The decrease in net interest margin was due to decreasing loan and investment rates which was only partially offset by lower deposit rates.  Going forward into the first half of 2012, it is Bank management’s belief that net interest income and net interest margin will continue to fluctuate due to the unstable rate environment.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses increased to $5,138,000 in 2011 from $4,914,000 in 2010, primarily as a result of changes in external and internal factors due to changes in actual loss history and charge-offs of impaired loans.  The amount of loans charged-off increased in 2011 to $6,642,000 from $6,616,000 in 2010, and recoveries increased to $873,000 in 2011 from $825,000 in 2010.  The increase in charge-offs was due, for the most part, to an increase in charge-offs of commercial loans and commercial real estate loans, which was partially offset by a decrease in charge-offs of residential mortgage and residential construction loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2011 was 2.35% compared to 2.44% at December 31, 2010.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more at December 31, 2011 was 120% compared to 90% at December 31, 2010.

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

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held-for-sale, gains on other real estate owned, and other income.  Service charges on deposit accounts decreased $512,000 in 2011 over 2010 and decreased $170,000 in 2010 over 2009.  The decrease in 2011 was due, for the most part, to a decrease in service charges on regular and business checking accounts.  Realized gains on sale of investment securities increased $267,000 in 2011 over 2010 and increased $209,000 in 2010 over 2009.  The increase in 2011 was primarily due to increased values of securities sold, partially offset by a decrease in the number of securities sold.  Net realized gains on loans held-for-sale decreased $258,000 in 2011 over 2010 and increased $159,000 in 2010 over 2009.  The decrease in 2011 was due, for the most part, to decreased sales volume of loans held-for-sale.  Gains on sales of other real estate owned increased $189,000 in 2011 over 2010 and increased $48,000 in 2010 over 2009.  The increase in 2011 was primarily due to successful sales of real estate owned.  Other income increased $542,000 in 2011 over 2010 and increased $355,000 in 2010 over 2009.  The increase in 2011 was due, for the most part, to increases in investment & brokerage income, fiduciary activities income, signature based transaction fees, ATM fees and other miscellaneous income.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising, OREO expenses and impairment and other expenses.  Other operating expenses decreased to $26,762,000 in 2011 from $27,889,000 in 2010, and decreased to $27,889,000 in 2010 from $30,068,000 in 2009, representing a decrease of $1,127,000, or 4.0% in 2011 over 2010, and a decrease of $2,179,000, or 7.3% in 2010 over 2009.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:
	2011 over 2010		2010 over 2009

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$76	0.5%	$(532)	(3.5%)
Occupancy and Equipment	(250)	(7.6%)	(508)	(13.4%)
Data Processing	(7)	(0.4%)	(65)	(3.7%)
Stationery and Supplies	23	7.8%	(113)	(27.6%)
Advertising	33	6.1%	(169)	(23.7%)
Directors Fees	28	13.1%	(2)	(0.9%)
OREO Expense and Impairment	(36)	(4.4%)	(738)	(47.6%)
Other Expense	(994)	(16.0%)	(52)	(0.8%)

Total	$(1,127)	(4.0%)	$(2,179)	(7.2%)

In 2011, salaries and employee benefits increased $76,000 to $14,923,000 from $14,847,000 for 2010.  This increase was due, for the most part, to increases in profit sharing expense, welfare & recreation, and retirement compensation expense, which was partially offset by decreases in deferred loan processing costs and stock compensation expense.  Decreases in occupancy and equipment expenses were due to decreases in rent expense and depreciation expense.  Rent expense decreased primarily due to the Company’s purchase of a building, which became the permanent location of a branch and Investment & Brokerage Services Office.  Increases in stationary and supplies were attributed to an increase in the usage of office supplies.  Increases in advertising costs were due to increases in printed materials and related costs.  Increases in director fees were due to increases in the number of meetings and number of directors receiving fees.  Decreases in OREO expense and impairment were due to decreases in write-downs and maintenance expenses related to foreclosed real estate properties.  Decreases in other expense was due, for the most part, to decreases in FDIC assessments, loan origination expense, sundry losses and loan collection expense, which was partially offset by increases in accounting and audit fees and consulting fees.

In 2010, salaries and employee benefits decreased $532,000 to $14,847,000 from $15,379,000 for 2009.  This decrease was due, for the most part, to decreased regular salaries and commissions, which was partially offset by increases in profit sharing expense, workers’ compensation and deferred loan processing costs.  Decreases in occupancy and equipment expenses were due to decreases in rent expense and depreciation expense.  Decreases in data processing were due to a reduction in contract pricing.  Decreases in stationary and supplies were attributed to a decrease in the usage of office supplies.  Decreases in advertising costs were due to a decrease in printed materials and related costs.  Decreases in OREO expense and impairment were due to lower expenses and write-downs related to foreclosed real estate properties.  The decrease in other expense was due, for the most part, to a decrease in FDIC assessments, accounting and audit fees and loan origination expense, which was partially offset by increases in sundry losses and loan collection expense.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings.  In 2011, tax expense increased $1,125,000 to $1,132,000 from expense of $7,000 for 2010.  The increase was primarily attributable to an increase in taxable income and an adjustment to the Company’s deferred tax asset.  In 2010, the tax benefit decreased $2,851,000 to an expense of $7,000 from a benefit of $2,844,000 for 2009.  Non-taxable municipal bond income was $430,000, $684,000 and $1,003,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2011, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 64.2% on December 31, 2011, 69.4% on December 31, 2010 and 73.1% on December 31, 2009.  At December 31, 2011 and 2010, the Bank’s ratio of core deposits to total assets was 78.2% and 77.5%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits under $100,000.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  The Bank’s liquidity position increased in 2011; management believes that the Bank’s liquidity position was adequate.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2011, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was – 8.41%, compared to – 8.94% in 2010.  This ratio indicated at December 31, 2011, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following table presents, as of December 31, 2011, the Company’s significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$572,674	$572,674	$—	$—	$—
Certificates of Deposit (a)	106,284	95,216	8,941	2,127	—
Long-Term Borrowings (b)	7,141	7,141	—	—	—
Operating Leases	4,109	1,112	1,976	848	173
Purchase Obligations	1,535	1,535	—	—	—
Total	$691,743	$677,678	$10,917	$2,975	$173
(a)	Excludes interest.
(b)	Includes interest on fixed rate obligations.

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

The following table details the amounts and expected maturities of commitments as of December 31, 2011 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$54,512	$47,216	$5,054	$148	$2,094
Commercial Real Estate	12,796	2,943	1,061	2	8,790
Agriculture	24,251	20,703	3,477	—	71
Residential Construction	786	760	—	—	26
Consumer	54,433	19,467	5,565	3,054	26,347
Commitments to sell loans	7,530	7,530	—	—	—
Standby Letters of Credit	1,872	1,872	—	—	—
Total	$156,180	$100,491	$15,157	$3,204	$37,328

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows (amounts in thousands):

	2011	2010

Undisbursed loan commitments	$146,778	$140,408
Standby letters of credit	1,872	3,739
Commitments to sell loans	7,530	1,826

	$156,180	$145,973

The Bank expects its liquidity position to remain strong in 2012 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year and, while the Bank did not experience a dramatic outflow of deposits, the potential of additional outflows still exists if the stock market improves.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2012.

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2011, stockholders’ equity totaled $87.7 million, an increase of $8.1 million from $79.6 million at December 31, 2010.  The increase is primarily due to the $22.8 million the Company raised from the U.S. Treasury in a Small Business Lending Fund financing, less the $17.4 million redeemed from the U.S. Treasury TARP financing.  Also, net income available to common shareholders of $1.3 million contributed to the increase.  Also affecting capital in 2011 was paid in capital in the amount of $0.3 million resulting from employee stock purchases and stock plan accruals and an increase in other comprehensive income of $1.1 million, consisting of retirement plan equity adjustments and unrealized gains on investment securities available-for-sale.  Also, capital decreased by $0.4 million due to the Company’s redemption of the warrants outstanding to the U.S. Treasury.  The Bank’s Tier 1 Leverage Capital ratio at year-end 2011 was 9.8% and was 9.7% for 2010.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information set forth on pages 55 through 101 in this Annual Report is incorporated herein by reference.

Financial Statements Filed:

Management’s Report on Internal Control over Financial Reporting	Page 53

Report of Independent Registered Public Accounting Firm	Page 54

Consolidated Balance Sheets as of December 31, 2011 and 2010	Page 55

Consolidated Statements of Operations for Years Ended December 31, 2011, 2010, and 2009	Page 56

Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss) for Years Ended December 31, 2011, 2010, and 2009	Page 57

Consolidated Statements of Cash Flows for Years Ended December 31, 2011, 2010, and 2009	Page 59

Notes to Consolidated Financial Statements	Page 60

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2011.

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

March 20, 2012

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northern Community Bancorp and subsidiary as of December 31, 2011 and 2010, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Stockton, California
March 20, 2012

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2011 and 2010
(in thousands, except shares and share amounts)

	2011	2010
Assets
Cash and cash equivalents	$140,172	$139,707
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $34,206 at December 31, 2011 and $35,009 at December 31, 2010)	160,241	107,346
Loans (net of allowance for loan losses of $10,408 at December 31, 2011 and $11,039 at December 31, 2010)	432,789	442,015
Loans held-for-sale	2,832	2,345
Stock in Federal Home Loan Bank and other equity securities, at cost	3,075	2,823
Premises and equipment, net	8,054	8,035
Other real estate owned	1,325	2,682
Interest receivable and other assets	32,662	32,264

Total Assets	$781,150	$737,217

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$201,865	$180,382
Interest-bearing transaction deposits	160,956	146,579
Savings and MMDAs	209,853	204,360
Time, under $100,000	38,395	40,083
Time, $100,000 and over	67,889	68,854

Total Deposits	678,958	640,258

FHLB advances and other borrowings	7,000	10,529
Interest payable and other liabilities	7,490	6,834

Total Liabilities	693,448	657,621

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.01 per share; $1,000 per share liquidation preference, 18,500 shares authorized; no shares outstanding at December 31, 2011 and 17,390 shares issued and outstanding at December 31, 2010	—	16,944
Preferred stock, no par value; $1,000 per share liquidation preference, 22,847 shares authorized; 22,847 shares issued and outstanding at December 31, 2011 and no shares issued and outstanding at December 31, 2010	22,847	—
Common stock, no par value; 16,000,000 shares authorized; 9,144,998 and 9,103,158 shares issued and outstanding at December 31, 2011 and 2010, respectively	62,751	62,869
Additional paid-in capital	977	977
Retained earnings (accumulated deficit)	864	(401)
Accumulated other comprehensive income (loss), net	263	(793)
Total Stockholders’ Equity	87,702	79,596

Total Liabilities and Stockholders’ Equity	$781,150	$737,217

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Operations
Years Ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts)
	2011	2010	2009
Interest and dividend income:
Interest and fees on loans	$25,402	$27,110	$30,520
Federal funds sold	—	—	58
Due from banks interest bearing accounts	339	380	164
Investment securities:
Taxable	2,610	1,744	1,311
Non-taxable	430	684	1,003
Other earning assets	9	9	10
Total interest and dividend income	28,790	29,927	33,066
Interest expense:
Time deposits $100,000 and over	687	1,183	1,651
Other deposits	1,462	2,024	2,810
Other borrowings	327	399	499
Total interest expense	2,476	3,606	4,960
Net interest income	26,314	26,321	28,106
Provision for loan losses	5,138	4,914	10,489
Net interest income after provision
for loan losses	21,176	21,407	17,617
Other operating income:
Service charges on deposit accounts	2,815	3,327	3,497
Net gain on sale of available-for-sale securities	930	663	454
Net gain on sale of loans held-for-sale	855	1,113	954
Net gain on sale of other real estate owned	241	52	4
Other income	4,541	3,999	3,644
Total other operating income	9,382	9,154	8,553
Other operating expenses:
Salaries and employee benefits	14,923	14,847	15,379
Occupancy and equipment	3,031	3,281	3,789
Data processing	1,684	1,691	1,756
Stationery and supplies	319	296	409
Advertising	576	543	712
Directors fees	241	213	215
Other real estate owned expense and impairment	775	811	1,549
Other expense	5,213	6,207	6,259
Total other operating expenses	26,762	27,889	30,068
Income (loss) before provision (benefit) for income tax	3,796	2,672	(3,898)
Provision (benefit) for income tax	1,132	7	(2,844)
Net income (loss)	2,664	2,665	(1,054)
Preferred stock dividends and accretion	(1,399)	(992)	(792)
Net income (loss) available to common shareholders	$1,265	$1,673	$(1,846)
Basic income (loss) per share	$0.14	$0.18	$(0.20)
Diluted income (loss) per share	$0.14	$0.18	$(0.20)

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended December 31, 2011, 2010 and 2009
(in thousands, except share data)

							Retained	Accumulated
						Additional	Earnings /	Other
	Preferred Stock		Common Stock		Comprehensive	Paid-in	(Accumulated	Comprehensive
	Shares	Amounts	Shares	Amounts	Income	Capital	Deficit)	Income/(Loss)	Total

Balance at December 31, 2008	—	$—	8,638,710	$58,983		$977	$2,026	$43	$62,029
Comprehensive income:
Net loss					$(1,054)		(1,054)		(1,054)
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the current period, net of tax effect of $134					200
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $182					(272)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $40					(60)
Total other comprehensive loss, net of tax effect of $88					(132)			(132)	(132)
Comprehensive loss					$(1,186)
Issuance of preferred stock	17,390	16,726							16,726
Issuance of common stock warrants				664					664
4% stock dividend			346,011	2,249			(2,249)		—
Dividend on preferred stock							(696)		(696)
Discount accretion on preferred stock		96					(96)		—
Cash in lieu of fractional shares							(5)		(5)
Stock-based compensation and related tax benefits				345					345
Common shares issued, stock options exercised, net of swapped shares			70,416	216					216
Balance at December 31, 2009	17,390	$16,822	9,055,137	$62,457		$977	$(2,074)	$(89)	$78,093
Comprehensive income:
Net income					$2,665		2,665		2,665
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the current period, net of tax effect of $112					(167)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $265					(398)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $93					(139)
Total other comprehensive loss, net of tax effect of $470					(704)			(704)	(704)
Comprehensive income					$1,961
Dividend on preferred stock							(870)		(870)
Discount accretion on preferred stock		122					(122)		—
Stock-based compensation and related tax benefits				268					268
Common shares issued			48,021	144					144
Balance at December 31, 2010	17,390	$16,944	9,103,158	$62,869		$977	$(401)	$(793)	$79,596

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended December 31, 2011, 2010 and 2009
(in thousands, except share data)
(Continued)

							(Accumulated	Accumulated
						Additional	Deficit)/	Other
	Preferred Stock		Common Stock		Comprehensive	Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Income	Capital	Earnings	(Loss) / Income	Total

Balance at December 31, 2010	17,390	$16,944	9,103,158	$62,869		$977	$(401)	$(793)	$79,596
Comprehensive income:
Net income					$2,664		2,664		2,664
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the current period, net of tax effect of $1,193					1,791
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of $372					(558)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of $118					(177)
Total other comprehensive income, net of tax effect of $703					1,056			1,056	1,056
Comprehensive income					$3,720
Issuance of preferred stock	22,847	22,847							22,847
Redemption of preferred stock	(17,390)	(17,390)							(17,390)
Repurchase of common stock warrants				(375)					(375)
Dividend on preferred stock							(953)		(953)
Discount accretion on preferred stock		446					(446)		—
Stock-based compensation and related tax benefits				152					152
Common shares issued			41,840	105					105
Balance at December 31, 2011	22,847	$22,847	9,144,998	$62,751		$977	$864	$263	$87,702

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009
(in thousands)
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,664	$2,665	$(1,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	5,138	4,914	10,489
Stock plan accruals	152	268	336
Tax benefit for stock options	—	—	9
Depreciation and amortization	733	784	940
Accretion and amortization, net	1,802	1,172	621
Net gain on sale of available-for-sale securities	(930)	(663)	(454)
Net gain on sale of loans held-for-sale	(855)	(1,113)	(954)
Net gain on sale of other real estate owned	(241)	(52)	(4)
Impairment on other real estate owned	572	689	1,208
Net (gain) loss on sale of bank premises and equipment	(159)	(43)	10
Provision for (benefit from) deferred income taxes	920	55	(1,316)
Proceeds from sales of loans held-for-sale	45,771	73,769	105,479
Originations of loans held-for-sale	(45,403)	(73,361)	(103,973)
Decrease in deferred loan origination fees and costs, net	(371)	(78)	(164)
(Increase) decrease in interest receivable and other assets	(2,021)	3,162	(4,702)
Increase in interest payable and other liabilities	361	541	497
Net cash provided by operating activities	8,133	12,709	6,968
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	33,055	16,288	3,075
Proceeds from sales of available-for-sale securities	30,916	37,539	27,866
Principal repayments on available-for-sale securities	17,632	12,453	9,389
Purchase of available-for-sale securities	(133,316)	(99,210)	(74,379)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(252)	(317)	(195)
Net decrease (increase) in loans	1,262	24,980	28,252
Purchases of bank premises and equipment, net	(593)	(1,379)	(727)
Proceeds from sale of other real estate owned	4,223	2,746	3,659
Net cash used in investing activities	(47,073)	(6,900)	(3,060)
Cash flows from financing activities:
Net increase (decrease) in deposits	38,700	(11,168)	66,708
Proceeds from issuance of preferred stock	22,847	—	16,726
Redemption of preferred stock	(17,390)	—	—
Redemption of common stock warrants	(375)	—	—
Proceeds from issuance of common stock warrants	—	—	664
Increase in FHLB advances and other borrowings	62,729	69,318	80,279
Decrease in FHLB advances and other borrowings	(66,258)	(70,602)	(86,725)
Dividends on preferred stock	(953)	(870)	(696)
Cash dividends paid in lieu of fractional shares	—	—	(5)
Common stock issued	105	144	216
Tax benefit for stock options	—	—	(9)
Net cash provided by (used in) financing activities	39,405	(13,178)	77,158
Net increase (decrease) in cash and cash equivalents	465	(7,369)	81,066
Cash and cash equivalents at beginning of year	139,707	147,076	66,010
Cash and cash equivalents at end of year	$140,172	$139,707	$147,076
See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009 (in thousands, except shares and share amounts)

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

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates applied in the preparation of the accompanying consolidated financial statements.  For the Company, the most significant accounting estimates are the allowance for loan losses, recognition and measurement of impaired loans, other-than-temporary impairment of securities, fair value measurements, share based compensation, valuation of mortgage servicing rights and deferred tax asset realization.  A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

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

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans.  Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.  Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties.  A restructuring constitutes a troubled debt restructuring, and thus an impaired loan, if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  Accrual of interest on loans that are troubled debt restructurings commence after a sustained period of performance.  Interest is generally accrued on such loans in accordance with the new terms.

(d)	Loans Held-for-Sale

Loans originated and held-for-sale are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.

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

Other real estate acquired by foreclosure is carried at fair value less estimated selling costs.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary.  Fair value of other real estate owned is generally determined based on an appraisal of the property.  Any subsequent operating expenses or income, reduction in estimated values and gains or losses on disposition of such properties are included in other operating expenses.

Gain recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale.  Under certain circumstances, revenue recognition may be deferred until these criteria are met.

The Bank held other real estate owned (“OREO”) net of valuation allowance in the amount of $1,325 and $2,682 as of December 31, 2011 and 2010, respectively.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2011, 2010 and 2009 for cash proceeds equal to the fair value of the loans.

The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets.  The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings.  Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time are each separately reported.  Under the fair value method, the mortgage servicing rights (MSR) is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under Other income in the period in which the change occurs.

Retained mortgage servicing rights are measured at fair value as of the date of sale.  The Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  This model is periodically validated by an independent external model validation group.  The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.  Key assumptions used in measuring the fair value of MSR as of December 31 were as follows:

	2011	2010	2009

Constant prepayment rate	19.87%	18.77%	15.15%
Discount rate	11.06%	11.06%	11.07%
Weighted average life (years)	4.15	4.37	5.33

The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall.  Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights.  The value of the mortgage servicing rights is also dependent upon the discount rate used in the model, which we base on current market rates.  Management reviews this rate on an ongoing basis based on current market rates.  A significant increase in the discount rate would reduce the value of mortgage servicing rights.

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

(k)	Share Based Compensation

The Company accounts for stock-based payment transactions whereby the Company receives employee services in exchange for equity instruments, including stock options and restricted stock.  The Company recognizes in the consolidated statements of operations the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over their requisite service period (generally the vesting period).  The fair value of options granted is determined on the date of the grant using a Black-Sholes-Merton pricing model using various assumptions.  The grant date fair value of restricted stock is determined by the closing market price of the day prior to the grant date.  The Company issues new shares of common stock upon the exercise of stock options.  See Note 14 of Notes to Consolidated Financial Statements (page 92).

(l)	Earnings (Loss) Per Share (“EPS”)

Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted shares.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  The number of potential common shares included in annual diluted EPS is a year to date average of the number of potential common shares included in each quarter’s diluted EPS computation under the treasury stock method.  The calculation of weighted average shares includes two classes of the Company’s outstanding common stock:  common stock and restricted stock awards.  Holders of restricted stock also receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  See Note 11 of Notes to Consolidated Financial Statements (page 90).

(m)	Comprehensive Income

Accounting principles generally accepted in the United States require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gain and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04.  This update represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In June 2011, FASB issued ASU 2011-05.  This update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.  In December 2011, FASB issued ASU-2011-12.  This update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.

In December 2011, FASB issued ASU 2011-11.  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this ASU are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required by those amendments should be provided retrospectively for all comparative periods presented.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

(p)	Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2011 and 2010.  The Bank has met its average reserve requirements during 2011 and 2010 and the minimum required balance at December 31, 2011 and 2010.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2011 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$2,294	$20	$—	$2,314
Securities of U.S. government agencies and corporations	36,820	203	(9)	37,014
Obligations of states and political subdivisions	19,735	894	(12)	20,617
Mortgage-backed securities	100,130	586	(420)	100,296

Total debt securities	$158,979	$1,703	$(441)	$160,241

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

Gross realized gains from sales of available-for-sale securities were $930, $672 and $454 for the years ended December 31, 2011, 2010 and 2009, respectively.  Gross realized losses from sales of available-for-sale securities were $-0-, $9 and $-0- for the years ended December 31, 2011, 2010 and 2009, respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2011, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Due in one year or less	$23,754	$23,870
Due after one year through five years	111,188	111,505
Due after five years through ten years	14,677	15,129
Due after ten years	9,360	9,737

	$158,979	$160,241

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $94,938.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2011, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Securities of U.S. government agencies and corporations	$4,034	$(9)	$—	$—	$4,034	$(9)

Obligations of states and political subdivisions	506	(10)	167	(2)	673	(12)

Mortgage-backed securities	47,861	(420)	—	—	47,861	(420)

Total	$52,401	$(439)	$167	$(2)	$52,568	$(441)

No decline in value was considered “other-than-temporary” during 2011.  Twenty eight securities that had a fair value of $52,401 and a total unrealized loss of $439 have been in an unrealized loss position for less than twelve months as of December 31, 2011.  In addition, one security with a fair market value of $167 and a total unrealized loss of $2 has been in an unrealized loss position for more than twelve months as of December 31, 2011.  The declines in market value were primarily attributable to changes in interest rates.  As the Company does not intend to sell the securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $34,206 and $35,009 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, by loan class, at December 31, is as follows:

	2011	2010

Commercial	$91,914	$82,815
Commercial Real Estate	175,793	186,405
Agriculture	52,064	53,040
Residential Mortgage	51,586	52,347
Residential Construction	7,492	10,246
Consumer	64,150	68,374

	442,999	453,227
Allowance for loan losses	(10,408)	(11,039)
Net deferred origination fees and costs	198	(173)

Loans, net	$432,789	$442,015

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

As of December 31, 2011, approximately 40% of the Company’s loans are for commercial real estate, which consists of construction and land development loans and real estate loans.  Approximately 12% of the Company’s loans are residential mortgage loans.  Approximately 2% of the Company’s loans are residential construction loans.  Approximately 33% of the Company’s loans are for general commercial uses including professional, retail, agriculture and small businesses.  Approximately 13% of the Company’s loans are consumer loans.

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

All loans at December 31, 2011 and December 31, 2010 were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, at December 31, are as follows:

	2011	2010

Commercial	$2,905	$1,817
Commercial Real Estate	3,071	5,864
Agriculture	992	1,752
Residential Mortgage	1,334	2,301
Residential Construction	48	272
Consumer	360	268

	$8,710	$12,274

Non-accrual loans amounted to $8,710 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334, one residential construction loan totaling $48, six commercial real estate loans totaling $3,071, one agricultural loan totaling $992, twelve commercial loans totaling $2,905 and five consumer loans totaling $360.  At December 31, 2010, non-accrual loans amounted to $12,274 and were comprised of seven residential mortgage loans totaling $2,301, four residential construction loans totaling $272, nine commercial real estate loans totaling $5,864, one agricultural loan totaling $1,752, ten commercial loans totaling $1,817 and five consumer loans totaling $268.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of December 31, 2011 and December 31, 2010 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
December 31, 2011
Commercial	$1,051	$166	$113	$1,330	$90,584	$91,914
Commercial Real Estate	—	2,746	446	3,192	172,601	175,793
Agriculture	—	—	991	991	51,073	52,064
Residential Mortgage	792	420	426	1,638	49,948	51,586
Residential Construction	273	—	48	321	7,171	7,492
Consumer	20	212	225	457	63,693	64,150
Total	$2,136	$3,544	$2,249	$7,929	$435,070	$442,999

December 31, 2010
Commercial	$1,606	$193	$228	$2,027	$80,788	$82,815
Commercial Real Estate	1,270	1,974	3,767	7,011	179,394	186,405
Agriculture	—	—	1,751	1,751	51,289	53,040
Residential Mortgage	749	—	1,326	2,075	50,272	52,347
Residential Construction	462	—	63	525	9,721	10,246
Consumer	421	88	242	751	67,623	68,374
Total	$4,508	$2,255	$7,377	$14,140	$439,087	$453,227
The Company had no loans 90 days past due and still accruing at December 31, 2011 and 2010.

Impaired Loans

Impaired loans, segregated by loan class, as of December 31, 2011 and December 31, 2010 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2011
Commercial	$4,694	$2,919	$569	$3,488	$101
Commercial Real Estate	4,856	3,071	1,198	4,269	22
Agriculture	3,847	3,598	—	3,598	—
Residential Mortgage	5,336	1,875	3,194	5,069	731
Residential Construction	1,147	48	1,099	1,147	668
Consumer	985	309	346	655	126
Total	$20,865	$11,820	$6,406	$18,226	$1,648

December 31, 2010
Commercial	$3,725	$1,660	$1,334	$2,994	$89
Commercial Real Estate	7,414	5,864	1,224	7,088	22
Agriculture	2,785	1,752	383	2,135	41
Residential Mortgage	6,544	2,123	3,910	6,033	543
Residential Construction	2,058	272	1,349	1,621	575
Consumer	312	258	36	294	12
Total	$22,838	$11,929	$8,236	$20,165	$1,282

Interest income on impaired loans recognized using a cash-basis method of accounting during the years ended December 31, 2011 and 2010 was as follows:

($ in thousands)	December 31, 2011		December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,366	$107	$2,507	$158
Commercial Real Estate	7,750	505	8,518	212
Agriculture	1,963	27	2,834	19
Residential Mortgage	5,593	186	5,752	213
Residential Construction	1,492	67	2,599	47
Consumer	492	9	308	2
Total	$20,656	$901	$22,518	$651

The average recorded investment on impaired loans totaled $21,280 at December 31, 2009.  Interest income recognized on impaired loans totaled $246 for the year ended December 31, 2009.

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

As a result of adopting the amendments in ASU 2011-02, management reassessed all restructuring that occurred on or after January 1, 2011 for identification as TDRs.  Management identified as TDRs for which the allowance for loan losses associated had previously been measured under a general allowance for loan losses methodology.  Upon identifying those receivables as TDRs, they are newly considered as impaired under the guidance in the Accounting Standards Codification (ASC) Section 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment guidance in ASC Section 310-10-35 for those receivables newly identified as impaired.  At the end of the first annual period of adoption (December 31, 2011), the recorded investment in receivables for which the allowance for loan losses was previously measured under a general allowance for loan losses methodology and now considered impaired was $688,  and their related specific allowance, based on a current evaluation of loss, was $123.

The Company had $9,410 and $10,259 TDR loans as of December 31, 2011 and December 31, 2010, respectively.  Specific reserves for TDR loans totaled $1,596 and $1,187 as of December 31, 2011 and December 31, 2010, respectively.  TDR loans performing in compliance with modified terms totaled $7,471 and $7,891 as of December 31, 2011 and December 31, 2010, respectively.

Loans modified as troubled debt restructurings during the year ended December 31, 2011 were as follows:

($ in thousands)	Year Ended December 31, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	3	$445	$445
Residential Mortgage	1	404	404
Residential Construction	2	221	162
Consumer	1	295	295
Total	7	$1,365	$1,306

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2011.  There were no commitments to lend funds to borrowers whose terms have been modified in a troubled debt restructuring.

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

The following table presents the risk ratings by loan class as of December 31, 2011 and December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2011
Commercial	$71,229	$8,444	$11,804	$437	$—	$91,914
Commercial Real Estate	148,317	16,492	10,984	—	—	175,793
Agriculture	48,330	—	3,734	—	—	52,064
Residential Mortgage	42,845	1,830	6,911	—	—	51,586
Residential Construction	5,140	927	1,425	—	—	7,492
Consumer	58,239	2,824	3,087	—	—	64,150
Total	$374,100	$30,517	$37,945	$437	$—	$442,999

December 31, 2010
Commercial	$57,966	$7,764	$15,862	$1,146	$77	$82,815
Commercial Real Estate	147,350	26,040	13,015	—	—	186,405
Agriculture	43,384	4,991	4,665	—	—	53,040
Residential Mortgage	41,437	3,235	7,675	—	—	52,347
Residential Construction	5,890	2,315	2,041	—	—	10,246
Consumer	59,824	4,617	3,933	—	—	68,374
Total	$355,851	$48,962	$47,191	$1,146	$77	$453,227

Allowance for Loan Losses
The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2011 and December 31, 2010.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Provision for loan losses	2,033	1,502	511	566	(395)	996	(75)	5,138

Charge-offs	(2,381)	(2,000)	(860)	(272)	(197)	(932)	—	(6,642)
Recoveries	185	288	142	11	71	176	—	873
Net charge-offs	(2,196)	(1,712)	(718)	(261)	(126)	(756)	—	(5,769)
Ending Balance	3,598	1,747	1,934	1,135	1,198	796	—	10,408
Period-end amount allocated to:
Loans individually evaluated for impairment	101	22	—	731	668	126	—	1,648
Loans collectively evaluated for impairment	3,497	1,725	1,934	404	530	670	—	8,760
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2009	$4,036	$2,706	$1,681	$735	$1,611	$506	$641	$11,916
Provision for loan losses	1,115	741	1,118	788	932	786	(566)	4,914

Charge-offs	(1,930)	(1,491)	(736)	(715)	(830)	(914)	—	(6,616)
Recoveries	540	1	78	22	6	178	—	825
Net charge-offs	(1,390)	(1,490)	(658)	(693)	(824)	(736)	—	(5,791)
Ending Balance	3,761	1,957	2,141	830	1,719	556	75	11,039
Period-end amount allocated to:
Loans individually evaluated for impairment	89	22	41	543	575	12	—	1,282
Loans collectively evaluated for impairment	3,672	1,935	2,100	287	1,144	544	75	9,757
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039

Changes in the allowance for loan losses for the year ended December 31, 2009 is summarized as follows:

2009

Balance, beginning of year	$14,435
Provision for loan losses	10,489
Loans charged-off	(14,293)
Recoveries of loans previously charged-off	1,285

Balance, end of year	$11,916

The Company’s investment in loans as of December 31, 2011 and December 31, 2010 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2011
Loans individually evaluated for impairment	$3,488	$4,269	$3,598	$5,069	$1,147	$655	$18,226
Loans collectively evaluated for impairment	88,426	171,524	48,466	46,517	6,345	63,495	424,773
Ending Balance	$91,914	$175,793	$52,064	$51,586	$7,492	$64,150	$442,999

December 31, 2010
Loans individually evaluated for impairment	$2,994	$7,088	$2,135	$6,033	$1,621	$294	$20,165
Loans collectively evaluated for impairment	79,821	179,317	50,905	46,314	8,625	68,080	433,062
Ending Balance	$82,815	$186,405	$53,040	$52,347	$10,246	$68,374	$453,227

(5)	Mortgage Operations

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the year ended December 31, 2011 for cash proceeds equal to the fair value of the loans.

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

The Company had $2,832 and $2,345 of mortgage loans held-for-sale at December 31, 2011 and December 31, 2010, respectively.  At December 31, 2011 and December 31, 2010, the Company serviced real estate mortgage loans for others of $211,535 and $211,124, respectively.

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.  Mortgage servicing rights are included in Interest Receivable and Other Assets in the consolidated balance sheet.

	(in thousands)
	December 31, 2010	Additions	Reductions	December 31, 2011

Mortgage servicing rights	$1,712	$317	$393	$1,636
Valuation allowance	(345)	(2)	—	(347)
Mortgage servicing rights, net of valuation allowance	$1,367	$315	$393	$1,289

	(in thousands)
	December 31, 2009	Additions	Reductions	December 31, 2010

Mortgage servicing rights	$1,550	$557	$395	$1,712
Valuation allowance	(277)	(68)	—	(345)
Mortgage servicing rights, net of valuation allowance	$1,273	$489	$395	$1,367

	(in thousands)
	December 31, 2008	Additions	Reductions	December 31, 2009

Mortgage servicing rights	$978	$850	$278	$1,550
Valuation allowance	(85)	(192)	—	(277)
Mortgage servicing rights, net of valuation allowance	$893	$658	$278	$1,273

The Company received contractually specified servicing fees of $533, $502 and $400 for the years ended December 31, 2011, 2010 and 2009, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of operations.

(6)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2011	2010

Land	$3,003	$3,042
Buildings	6,252	5,947
Furniture and equipment	10,811	10,659
Leasehold improvements	1,929	1,971

	21,995	21,619
Less accumulated depreciation and amortization	13,941	13,584

	$8,054	$8,035

Depreciation and amortization expense, included in occupancy and equipment expense, was $733, $784 and $940 for the years ended December 31, 2011, 2010 and 2009, respectively.

(7)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2011	2010

Interest receivable	$2,710	$2,486
Software, net of amortization	271	190
Officer’s Life Insurance	13,077	11,889
Prepaid and other	6,895	6,094
Investment in Limited Partnerships	1,731	2,003
Deferred tax assets, net (see Note 9)	7,978	9,602

	$32,662	$32,264

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, was $167, $158 and $212 for the years ended December 31, 2011, 2010 and 2009, respectively.

(8)	Fair Value Measurement

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At December 31, 2011 there were no loans held-for-sale that required a write-down.

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

At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

December 31, 2011	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,314	$2,314	$—	$—
Securities of U.S. government
agencies and corporations	37,014	—	37,014	—
Obligations of states and
political subdivisions	20,617	—	20,617	—
Mortgage-backed securities	100,296	—	100,296	—

Total investments at fair value	$160,241	$2,314	$157,927	$—

December 31, 2010	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$4,226	$4,226	$—	$—
Securities of U.S. government
agencies and corporations	40,775	—	40,775	—
Obligations of states and
political subdivisions	20,045	—	20,045	—
Mortgage-backed securities	42,300	—	42,300	—

Total investments at fair value	$107,346	$4,266	$103,120	$—

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market where fair value is below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2011 and 2010.

December 31, 2011	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$4,008	$—	$—	$4,008	$(4,713)
Other real estate owned	1,001	—	—	1,001	(1,264)
Loan servicing rights	1,289	—	—	1,289	(2)

Total assets at fair value	$6,298	$—	$—	$6,298	$(5,979)

December 31, 2010	Total	Level 1	Level 2	Level 3	Total gains/losses
Impaired loans	$7,807	$—	$—	$7,807	$(2,578)
Other real estate owned	1,517	—	—	1,517	(689)
Loan servicing rights	1,367	—	—	1,367	(69)

Total assets at fair value	$10,691	$—	$—	$10,691	$(3,336)

(9)	Supplemental Compensation Plans

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2011	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$2,723	$2,177	$1,900
Service cost	132	111	72
Interest cost	138	122	110
Amendments	—	21	—
Plan loss (gain)	315	346	149
Benefits Paid	(176)	(54)	(54)
Benefit obligation at end of year	3,132	2,723	2,177

Change in plan assets
Employer Contribution	176	54	54
Benefits Paid	(176)	(54)	(54)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(3,132)	$(2,723)	$(2,177)
Unrecognized net plan loss (gain)	319	4	(357)
Unrecognized prior service cost	517	605	671
Net amount recognized	$(2,296)	$(2,114)	$(1,863)

Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability	$(3,132)	$(2,723)	$(2,177)
Intangible asset	—	—	—
Accumulated other comprehensive income	836	609	314
Net amount recognized	$(2,296)	$(2,114)	$(1,863)

	For the Year Ended December 31,
	2011	2010	2009

Components of net periodic benefit cost
Service cost	$132	$111	$72
Interest cost	138	122	110
Amortization of prior service cost	88	87	87
Net periodic benefit cost	358	320	269
Additional amounts recognized	—	(15)	(31)
Total benefit cost	$358	$305	$238

Additional Information
Minimum benefit obligation at year end	$3,132	$2,723	$2,177
Increase in minimum liability included in other comprehensive income	$227	$295	$92

Assumptions used to determine benefit obligations at December 31	2011	2010	2009

Discount rate used to determine net periodic benefit cost for years ended December 31	5.00%	5.40%	5.60%

Discount rate used to determine benefit obligations at December 31	3.90%	5.00%	5.40%

Future salary increases	4.00%	4.00%	4.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $176 in benefit payments during fiscal 2011. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2012	$176
2013	176
2014	188
2015	226
2016	281
2017-2021	1,363

Disclosure of settlements and curtailments:

There were no events during fiscal 2011 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2011	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$597	$597	$540
Service cost	23	35	44
Interest cost	30	33	32
Plan loss (gain)	66	(53)	(4)
Benefits paid	(15)	(15)	(15)
Benefit obligation at end of year	$701	$597	$597

Change in plan assets
Employer contribution	$15	$15	$15
Benefits paid	(15)	(15)	(15)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(701)	$(597)	$(597)
Unrecognized net plan loss	(11)	(79)	(26)
Net amount recognized	$(712)	$(676)	$(623)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(701)	$(597)	$(597)
Accumulated other comprehensive income	(11)	(79)	(26)
Net amount recognized	$(712)	$(676)	$(623)

	For the Year Ended December 31,
	2011	2010	2009

Components of net periodic benefit cost
Service cost	$23	$35	$44
Interest cost	30	33	32
Recognized actuarial (gain)loss	(3)	—	—
Net periodic benefit cost	50	68	76
Additional amounts recognized	—	—	—
Total benefit cost	$50	$68	$76

Additional Information
Minimum benefit obligation at year end	$701	$597	$597
Increase (decrease) in minimum liability included in other comprehensive loss	$68	$(53)	$(4)

Assumptions used to determine benefit obligations at December 31	2011	2010	2009

Discount rate used to determine net periodic benefit cost for years ended December 31	4.90%	5.30%	5.50%

Discount rate used to determine benefit obligations at December 31	3.80%	4.90%	5.30%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $15 in benefit payments during fiscal 2011. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2012	$8
2013	16
2014	30
2015	44
2016	55
2017-2021	366

Disclosure of settlements and curtailments:

There were no events during fiscal 2011 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN.

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the life of the officer.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2011 and 2010 totaled $2,097 and $2,026, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan during the years ended December 31, 2011 and 2010 totaled $56 and $58, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2011, 2010 and 2009 totaled $56, $58, and $58, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN.

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the life of the director.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2011 and 2010 totaled $112 and $108, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan during the years ended December 31, 2011 and 2010 totaled $1 and $1, respectively.  The expenses for the 2001 Director Deferral Plan for the years ended December 31, 2011, 2010 and 2009 totaled $1, $1 and $1, respectively.

(10)	Income Taxes

The provision (benefit) for income tax expense consists of the following for the years ended December 31:

	2011	2010	2009
Current:
Federal	$210	$(60)	$(1,683)
State	2	12	155

	212	(48)	(1,528)
Deferred:
Federal	500	(87)	(566)
State	420	142	(750)

	920	55	(1,316)

	$1,132	$7	$(2,844)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 consist of:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$4,610	$4,848
Deferred compensation	440	509
Retirement compensation	1,218	1,141
Stock option compensation	350	815
Post retirement benefits	330	212
Current state franchise taxes	1	—
Non-accrual interest	9	59
Investment securities unrealized losses	—	317
Net operating loss	734	734
Tax credit carryovers	2,751	2,859
Other	311	432

Deferred tax assets	10,754	11,926

Deferred tax liabilities:
Fixed assets depreciation	1,173	1,252
FHLB dividends	260	260
Tax credit – loss on pass-through	313	314
Deferred loan costs	525	476
Investment securities unrealized gains	505	—
Current state franchise benefit	—	9
Other	—	13

Total deferred tax liabilities	2,776	2,324

Net deferred tax assets (see Note 6)	$7,978	$9,602

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2011, the Company had approximately $10,300 of state net operating loss carry forwards expiring on various dates ranging from 2028 through 2029 and $2,800 of tax credit carry forwards expiring on various datesranging from 2027 through 2031.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2011	2010	2009

Income tax expense (benefit) at statutory rates	$1,290	$908	$(1,325)
Reduction for tax exempt interest	(173)	(290)	(397)
State franchise tax, net of federal benefit	213	102	(393)
Cash surrender value of life insurance	(149)	(139)	(143)
Solar credit amortization	(323)	(387)	(465)
Other	274	(187)	(121)

	$1,132	$7	$(2,844)

Accounting for Uncertainty in Income Taxes

During 2011 the Company recognized an increase for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$123
Additions for tax positions taken in the current period	—
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	67
Reductions for tax positions taken in prior years	(15)
Decreases related to settlements with taxing authorities	(92)
Decreases as a result of a lapse in statue of limitations	—

Balance at December 31, 2011	$83

    The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2012.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2011, unrecognized interest and penalties were $17.  The tax years ended December 31, 2010, 2009, 2008 and 2007 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2010, 2009, 2008, 2007 and 2006 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

(11)	Outstanding Shares and Earnings (Loss) Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 1% stock dividend declared on January 26, 2012, payable March 30, 2012 to shareholders of record as of February 29, 2012.

Earnings (Loss) Per Share

	(in thousands, except per share amounts)
	2011	2010	2009
Basic earnings (loss)per share:

Net income (loss)	$2,664	$2,665	$(1,054)
Preferred stock dividend and accretion	(1,399)	(992)	(792)
Net income (loss) available to common shareholders	$1,265	$1,673	$(1,846)

Weighted average common shares outstanding	9,158,982	9,107,990	9,064,402

Basic earnings (loss) per share	$0.14	$0.18	$(0.20)

Diluted earnings (loss) per share:

Net income (loss)	$2,664	$2,665	$(1,054)
Preferred stock dividend and accretion	(1,399)	(992)	(792)
Net income (loss) available to common shareholders	$1,265	$1,673	$(1,846)
Net (loss) income available to common shareholders
Weighted average common shares outstanding	9,158,982	9,107,990	9,064,402

Effect of dilutive options	862	1,599	—

Adjusted weighted average common shares outstanding	9,159,844	9,109,589	9,064,402

Diluted earnings (loss) per share	$0.14	$0.18	$(0.20)
Basic and diluted earnings (loss) per share for the years ended December 31, were computed as follows:

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 409,747 shares, 497,314 shares and 429,204 shares for the year ended December 31, 2011, 2010 and 2009, respectively.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 45,045 shares, 46,096 shares and 35,817 shares for the year ended December 31, 2011, 2010 and 2009, respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings per share for the year ended December 31, 2011, 2010 and 2009 because they would have had an anti-dilutive effect.

(12)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $3,855, $3,470 and $4,398 at December 31, 2011, 2010 and 2009, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2011	2010	2009

Outstanding balance, beginning of year	$533	$526	$2,823
Credit granted	5,373	438	741
Repayments / Reductions	(3,575)	(431)	(3,038)

Outstanding balance, end of year	$2,331	$533	$526

(13)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of operations, were $357, $183 and $-0- in 2011, 2010 and 2009, respectively.

(14)	Stock Compensation Plans

    As of December 31, 2011, the Company has the following share-based compensation plans:

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

    Stock option and restricted stock activity for the Company’s Stock Incentive Plan during the years indicated is as follows:

	Stock Options
	Number of shares	Weighted average exercise price

Balance at December 31, 2010	507,947	$11.07
Granted	13,750	4.75
Exercised	—	—
Cancelled	(29,423)	13.30
Expired	(74,730)	5.13

Balance at December 31, 2011	417,544	$11.76

The 2006 Stock Incentive Plan permits stock-for-stock exercises of shares.  During 2011, employees tendered no mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

    The following table presents information on stock options for the year ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options exercised	—	$—	$—

Stock options outstanding and expected to vest:	417,544	$11.76	$7	3.09

Stock options vested and currently exercisable:	384,190	$12.33	$2	2.64

The aggregate intrinsic value of options exercised in calendar year 2011, 2010, and 2009 was $-0-, $-0-, and $107, respectively.

The weighted average fair value per share of options granted during the years ended December 31 was $2.18 in 2011, $1.89 in 2010, and $1.75 in 2009.

At December 31, 2011, the range of exercise prices for all outstanding options ranged from $4.25 to $23.75.

    As of December 31, 2011, there was $48 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

For the year ended December 31, 2011, there was $29 of recognized compensation related to non-vested stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2011	2010	2009
Risk-Free Interest Rate	1.91%	2.44%	2.00%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	50.98%	48.12%	41.35%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2011:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value

Balance at December 31, 2010	39,528	$10.26
Granted	13,158	4.75
Vested	(7,116)	19.47
Cancelled	(525)	9.89

Balance at December 31, 2011	45,045	$7.20

The aggregate intrinsic value of restricted stock awards vested in calendar year 2011, 2010, and 2009 was $32, $9, and $23, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $4.75 in 2011, $4.25 in 2010, and $4.50 in 2009.

As of December 31, 2011, there was $94 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

For the year ended December 31, 2011, there was $98 of recognized compensation related to non-vested restricted stock awards.

Employee Stock Purchase Plan

Under the First Northern Community Bancorp 2006 Amended Employee Stock Purchase Plan (“Plan”), the Company is authorized to issue to an eligible employee shares of common stock.  There are 292,136 shares authorized under the Plan.  The Plan will terminate March 15, 2016.  The Plan is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the Date of Participation or the fair market value on the last trading day during the participation period.  Approximately 48 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2011 and will end November 23, 2012.

Under the Plan, at the annual stock purchase date of November 23, 2011, there were $105 in contributions, and 28,682 shares were purchased at an average price of $3.66.

(15)	Short-Term and Long-Term Borrowings

Short-term borrowings at December 31, 2011 and 2010 consisted of secured borrowings from the U.S. Treasury in the amounts of $0 and $1,529, respectively.  The funds are placed at the discretion of the U.S. Treasury and are callable on demand by the U.S. Treasury.  At December 31, 2011, the Bank had no Federal Funds purchased.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2011, the Company had a current collateral borrowing capacity with the FHLB of $136,509.  The Company also has unsecured formal lines of credit totaling $36,000 with correspondent banks.

Long-term borrowings consisted of FHLB advances, totaling $7,000 and $9,000, respectively, at December 31, 2011 and 2010.  Such advances mature in 0.5 years at a weighted average interest rate of 4.13% at December 31, 2011.  Maturity ranged from 0.5 years to 1.5 years at a weighted average interest rate of 4.06% at December 31, 2010.  Average outstanding balances were $7,975 and $9,975, respectively, during 2011 and 2010.  The weighted average interest rate paid was 4.09% in 2011 and 4.00% in 2010.

(16)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,180, $1,414 and $1,750 for the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2012	$1,112
2013	1,143
2014	834
2015	597
2016	251
Thereafter	173

$4,110

At December 31, 2011, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2012	$95,216
2013	6,927
2014	2,015
2015	1,727
2016	399
Thereafter	—

$106,284

The Company is subject to various legal proceedings in the normal course of its business.  In the opinion of management, after having consulted with legal counsel, the outcome of the legal proceedings should not have a material effect on the consolidated financial condition or results of operations of the Company.

(17)	Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2011	2010

Undisbursed loan commitments	$146,778	140,408
Standby letters of credit	1,872	3,739
Commitments to sell loans	7,530	1,826

	$156,180	145,973

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2011, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2011, there was $1,872 issued in performance standby letters of credit and the Bank carried no liability.  The terms of the guarantees will expire primarily in 2012.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793, which is recorded in “interest payable and other liabilities.”

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2011, the Company has no off-balance sheet derivatives requiring additional disclosure.

Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards.  In the past two years, the Company has had to repurchase no loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases.  Management believes that any liabilities that may result from such recourse provisions are not significant.

(18)	Capital Adequacy and Restriction on Dividends

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

Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.  As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I Leverage, Tier I risk-based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2011 and 2010, respectively, as set forth in the following tables:

	The Company
					Adequately
	2011		2010		Capitalized
	Capital	Ratio	Capital	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$81,302	10.5%	$72,867	9.8%	4.0%
Tier 1 Capital (to Risk-Weighted Assets)	81,302	17.4%	72,867	15.4%	4.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	87,221	18.6%	78,847	16.7%	8.0%

	The Bank
					Adequately	Well
	2011		2010		Capitalized	Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$75,952	9.8%	$71,843	9.7%	4.0%	5.0%
Tier 1 Capital (to Risk-Weighted Assets)	75,952	16.2%	71,843	15.2%	4.0%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	81,871	17.5%	77,823	16.5%	8.0%	10.0%

Cash dividends declared by the Bank are restricted under California State banking laws to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period.

(19)	Fair Values of Financial Instruments

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

Loans Held-for-sale

For loans held for sale, carrying value approximates fair value.

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

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

	2011		2010
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$140,172	$140,172	$139,707	$139,707
Investment securities	160,241	160,241	107,346	107,346
Other equity securities	3,075	3,075	2,823	2,823
Loans receivable:
Net loans	432,789	430,071	442,015	439,274
Loans held-for-sale	2,832	2,917	2,345	2,344
Interest receivable	2,710	2,710	2,486	2,486
Financial liabilities:
Deposits	678,958	671,399	640,258	631,281
FHLB advances and other borrowings	7,000	7,070	10,529	10,775
Interest payable	134	134	151	151

(20)     Preferred Stock and Common Stock Warrants

On September 15, 2011, the Company issued to the U.S. Treasury under the United States Department of Treasury Small Business Lending Fund (SBLF) 22,847 shares of the Company’s Non-Cumulative Perpetual Preferred Stock, Series A (SBLF Shares), having a liquidation preference per share equal to $1,000, for an aggregate purchase price of $22,847,000.

On September 15, 2011, the Company redeemed from the U.S. Treasury, using the partial proceeds from the issuance of the SBLF Shares, all 17,390 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $17,390,000, plus accrued but unpaid dividends at the date of redemption.  Also, on November 16, 2011 the Company repurchased from the U.S. Treasury a warrant to purchase 352,977 shares of the Company’s common stock at an exercise price of $7.39 per share (the “Warrant”), issued to the U.S. Treasury on March 13, 2009, in connection with the Company’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program.  The Company paid an aggregate purchase price of $375,000 for the repurchase of the Warrant, which has been canceled.  The repurchase price was based on the fair market value of the Warrant as agreed upon by the Company and U.S. Treasury.  With the repurchase of the Warrant, the Company concluded its participation in the TARP Capital Purchase Program.

(21)     Supplemental Consolidated Statements of Cash Flows Information

    Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:
	2011	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,493	$3,721	$5,007

Income taxes	$1,389	$1,038	$481

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend distributed	$—	$—	$2,249
Preferred stock dividend payable and accretion	$1,399	$992	$792

Fair value adjustment of securities available for sale, net of tax	$1,233	$(565)	$(72)
Loans held-for-investment transferred to other real estate owned	$3,197	$2,534	$3,803

(22)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of operations and cash flows information for the years ended December 31:

Balance Sheets	2011	2010
Assets
Cash	$5,688	$1,132
Investment in wholly owned subsidiary	82,352	78,572
Other assets	2	3

Total assets	$88,042	$79,707
Liabilities and stockholders’ equity
Other liabilities	340	111
Stockholders’ equity	87,702	79,596

Total liabilities and stockholders’ equity	$88,042	$79,707

Statements of Operations	2011	2010	2009

Dividends to subsidiary	$—	$—	$(16,000)
Other operating expenses	(101)	(121)	(138)
Income tax benefit	41	50	57
Loss before undistributed earnings of subsidiary	(60)	(71)	(16,081)
Equity in undistributed earnings of subsidiary	2,724	2,736	15,027

Net income (loss)	$2,664	$2,665	$(1,054)

Statements of Cash Flows	2011	2010	2009
Net income (loss)	$2,664	$2,665	$(1,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Decrease in other assets	2	2	2
Increase in other liabilities	228	—	111
Equity in undistributed earnings of subsidiary	(2,724)	(2,736)	(15,027)

Net cash provided by (used in) operating activities	170	(69)	(15,968)

Cash flows from financing activities:
Issuance of preferred stock	22,847	—	16,726
Redemption of preferred stock	(17,390)	—	—
Redemption of common stock warrants	(375)	—	—
Issuance of common stock warrants	—	—	664
Dividend on preferred stock	(953)	(870)	(696)
Common stock issued and stock based compensation	257	412	561
Cash in lieu of fractional shares	—	—	(5)

Net cash provided by (used in) financing activities	4,386	(458)	17,250

Net change in cash	4,556	(527)	1,282

Cash at beginning of year	1,132	1,659	377

Cash at end of year	$5,688	$1,132	$1,659

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – (Removed and Reserved)

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for the 2012 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2012 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2011.  The plans included in this table are the Company’s 2000 Stock Option Plan and 2006 Stock Incentive.  See “Stock Compensation Plans” Note 14 of Notes to Consolidated Financial Statements (page 92) included in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted-average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	417,544	$11.76	45,045	$7.20	735,866
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	417,544	$11.76	45,045	$7.20	735,866

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for the 2012 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for the 2012 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

10.16	Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Owen J. Onsum and Louise A. Walker – provided herewith*

10.17	First Northern Bancorp 2006 Stock Incentive Plan – incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders*

10.18	First Northern Bank Annual Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006*

10.19	Form of Senior Executive Officer Waiver - incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2012.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 20, 2012
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Executive Vice President/Chief Financial Officer	March 20, 2012
Jeremiah Z. Smith	(Principal Financial Officer)

/s/ Sheryl S. Bringas	Vice President/Controller	March 20, 2012
Sheryl S. Bringas	(Principal Accounting Officer)

/s/ LORI J. ALDRETE	Director	March 20, 2012
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director	March 20, 2012
Frank J. Andrews, Jr.

/s/ JOHN M. CARBAHAL	Director and Vice Chairman of the Board	March 20, 2012
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Chairman of the Board	March 20, 2012
Gregory DuPratt

/s/ JOHN F. HAMEL	Director	March 20, 2012
John F. Hamel

/s/ DIANE P. HAMLYN	Director	March 20, 2012
Diane P. Hamlyn

/s/ RICHARD M. MARTINEZ	Director	March 20, 2012
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 20, 2012
Foy S. McNaughton

/s/ OWEN J. ONSUM	Director	March 20, 2012
Owen J. Onsum

/s/ DAVID W. SCHULZE	Director	March 20, 2012
David W. Schulze