Form 10-K/A
period 2011-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2012-03-21
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Typographical correction to Exhibits 32.1 and 32.2