Form 10-Q
period 2012-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2012-05-10
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares of Common Stock outstanding as of May 10, 2012 was 9,248,449.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except shares and share amounts)	2012	2011
	(unaudited)
Assets

Cash and cash equivalents	$142,573	$140,172
Investment securities – available-for-sale	187,580	160,241
Loans, net of allowance for loan losses of $10,357 at March 31, 2012
and $10,408 at December 31, 2011	416,705	432,789
Loans held-for-sale	2,779	2,832
Stock in Federal Home Loan Bank and other equity securities, at cost	3,075	3,075
Premises and equipment, net	8,072	8,054
Other real estate owned	1,618	1,325
Interest receivable and other assets	31,124	32,662

Total Assets	$793,526	$781,150

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$203,898	$201,865
Interest-bearing transaction deposits	164,726	160,956
Savings and MMDA's	216,494	209,853
Time, under $100,000	37,705	38,395
Time, $100,000 and over	67,400	67,889
Total deposits	690,223	678,958

Federal Home Loan Bank advances and other borrowings	7,000	7,000
Interest payable and other liabilities	7,180	7,490

Total Liabilities	704,403	693,448

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 22,847 issued and outstanding at
March 31, 2012 and December 31, 2011	22,847	22,847
Common stock, no par value; 16,000,000 shares authorized;
9,248,449 shares issued and outstanding at March 31, 2012 and
9,144,998 shares issued and outstanding at December 31, 2011	63,233	62,751
Additional paid in capital	977	977
Retained earnings	1,217	864
Accumulated other comprehensive income, net	849	263
Total Stockholders’ Equity	89,123	87,702

Total Liabilities and Stockholders’ Equity	$793,526	$781,150

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months
	ended	ended
(in thousands, except per share amounts)	March 31, 2012	March 31, 2011
Interest and dividend income:
Loans	$5,990	$6,257
Due from banks interest bearing accounts	79	85
Investment securities
Taxable	780	570
Non-taxable	104	111
Other earning assets	4	—
Total interest and dividend income	6,957	7,023
Interest expense:
Deposits	492	571
Other borrowings	72	90
Total interest expense	564	661
Net interest income	6,393	6,362
Provision for loan losses	550	990
Net interest income after provision for loan losses	5,843	5,372
Other operating income:
Service charges on deposit accounts	653	693
Gains on sales of other real estate owned	—	196
Gains on sales of loans held-for-sale	395	137
Investment and brokerage services income	221	245
Mortgage brokerage income	30	12
Loan servicing income	142	335
Fiduciary activities income	107	97
ATM fees	129	101
Signature based transaction fees	248	210
Gains on sales of available-for-sale securities	1	—
Other income	199	161
Total other operating income	2,125	2,187
Other operating expenses:
Salaries and employee benefits	3,847	3,773
Occupancy and equipment	736	823
Data processing	385	384
Stationery and supplies	80	75
Advertising	110	137
Directors’ fees	55	64
Other real estate owned expense and impairment	22	206
Other expense	1,257	1,222
Total other operating expenses	6,492	6,684
Income before income tax expense	1,476	875
Income tax expense	384	109

Net income	$1,092	$766

Preferred stock dividends and accretion	(285)	(249)
Net income available to common stockholders	$807	$517

Basic income per share	$0.09	$0.06
Diluted income per share	$0.09	$0.06

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months	Three months
	ended	ended
(in thousands)	March 31, 2012	March 31, 2011
Net income	$1,092	$766
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period, net of tax effect of $391 at March 31, 2012 and $26 at March 31, 2011	587	40
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $0 at March 31, 2012 and March 31, 2011	(1)	—
Other comprehensive income	$586	$40

Comprehensive income	$1,678	$806

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Income	Total

Balance at December 31, 2011	22,847	$22,847	9,144,998	$62,751	$977	$864	$263	$87,702

Net income						1,092		1,092

Other comprehensive income							586	586

1% stock dividend			91,052	451		(451)		—
Dividend on preferred stock						(285)		(285)
Cash in lieu of fractional shares						(3)		(3)
Stock-based compensation and related tax benefits				31				31
Common shares issued related to restricted stock grants			12,399					—

Balance at March 31, 2012	22,847	$22,847	9,248,449	$63,233	$977	$1,217	$849	$89,123

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows From Operating Activities
Net Income	$1,092	$766
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	174	183
Provision for loan losses	550	990
Stock plan accruals	31	40
Gains on sales of available-for-sale securities	(1)	—
Gains on sales of other real estate owned	—	(196)
Impairment on other real estate owned	—	71
Gains on sales of loans held-for-sale	(395)	(137)
Proceeds from sales of loans held-for-sale	18,880	6,259
Originations of loans held-for-sale	(18,432)	(6,815)
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	1,147	(1,127)
Decrease in interest payable and other liabilities	(310)	(3)
Net cash provided by operating activities	2,736	31

Cash Flows From Investing Activities
Net increase in investment securities	(26,361)	(18,425)
Net decrease in loans	15,241	19,629
Proceeds from the sale of other real estate owned	—	841
Purchases of premises and equipment, net	(192)	(178)
Net cash (used in) provided by investing activities	(11,312)	1,867

Cash Flows From Financing Activities
Net increase in deposits	11,265	11,009
Net decrease in FHLB advances and other borrowings	—	(29)
Cash dividends paid in lieu of fractional shares	(3)	—
Cash dividends paid on preferred stock	(285)	(217)
Net cash provided by financing activities	10,977	10,763

Net increase in Cash and Cash Equivalents	2,401	12,661
Cash and Cash Equivalents, beginning of period	140,172	139,707
Cash and Cash Equivalents, end of period	$142,573	$152,368

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$577	$663

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock accretion	$—	$32
Stock dividend distributed	$451	$—
Transfer of loans held-for-investment to other real estate owned	$293	$894
Unrealized holding gains on available for sale securities, net of taxes	$586	$40

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011 and December 31, 2011

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

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

In June 2011, FASB issued ASU 2011-05.  This update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.  In December 2011, FASB issued ASU 2011-12.  This update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.

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

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	March 31, 2012	December 31, 2011

Commercial	$88,970	$91,914
Commercial Real Estate	177,258	175,793
Agriculture	38,013	52,064
Residential Mortgage	51,988	51,586
Residential Construction	7,815	7,492
Consumer	62,805	64,150

	426,849	442,999
Allowance for loan losses	(10,357)	(10,408)
Net deferred origination fees and costs	213	198

Loans, net	$416,705	$432,789

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

As of March 31, 2012, approximately 41% in principal amount of the Company’s loans were secured by commercial real estate, which consists of construction and land development loans and real estate loans.  Approximately 12% of the Company’s loans were residential mortgage loans.  Approximately 2% of the Company’s loans were residential construction loans.  Approximately 9% of the Company’s loans were for agriculture and 21% of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 15% of the Company’s loans were consumer loans.

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

All loans at March 31, 2012 and December 31, 2011 were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and Federal Reserve.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of March 31, 2012 and December 31, 2011 were as follows:

($ in thousands)	March 31, 2012	December 31, 2011

Commercial	$3,123	$2,905
Commercial Real Estate	3,481	3,071
Agriculture	991	992
Residential Mortgage	995	1,334
Residential Construction	203	48
Consumer	422	360

	$9,215	$8,710

Non-accrual loans amounted to $9,215,000 at March 31, 2012 and were comprised of three residential mortgage loans totaling $995,000, one residential construction loan totaling $203,000, seven commercial real estate loans totaling $3,481,000, one agricultural loan totaling $991,000, thirteen commercial loans totaling $3,123,000 and six consumer loans totaling $422,000.  Non-accrual loans amounted to $8,710,000 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334,000, one residential construction loan totaling $48,000, six commercial real estate loans totaling $3,071,000, one agricultural loan totaling $992,000, twelve commercial loans totaling $2,905,000 and five consumer loans totaling $360,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

   An age analysis of past due loans, segregated by loan class, as of March 31, 2012 and December 31, 2011 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
March 31, 2012
Commercial	$663	$2,954	$223	$3,840	$85,130	$88,970
Commercial Real Estate	1,194	681	2,926	4,801	172,457	177,258
Agriculture	280	—	991	1,271	36,742	38,013
Residential Mortgage	1,671	—	132	1,803	50,185	51,988
Residential Construction	694	203	—	897	6,918	7,815
Consumer	200	77	234	511	62,294	62,805
Total	$4,702	$3,915	$4,506	$13,123	$413,726	$426,849

December 31, 2011
Commercial	$1,051	$166	$113	$1,330	$90,584	$91,914
Commercial Real Estate	—	2,746	446	3,192	172,601	175,793
Agriculture	—	—	991	991	51,073	52,064
Residential Mortgage	792	420	426	1,638	49,948	51,586
Residential Construction	273	—	48	321	7,171	7,492
Consumer	20	212	225	457	63,693	64,150
Total	$2,136	$3,544	$2,249	$7,929	$435,070	$442,999

The Company had one loan with a balance of $29,000 that was 90 days or more past due and still accruing at March 31, 2012 and no loans 90 days or more past due and still accruing at December 31, 2011.

Impaired Loans

Impaired loans, segregated by loan class, as of March 31, 2012 and December 31, 2011 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2012
Commercial	$4,321	$2,820	$1,020	$3,840	$368
Commercial Real Estate	5,257	2,984	1,686	4,670	199
Agriculture	1,820	1,570	—	1,570	—
Residential Mortgage	3,774	995	2,539	3,534	636
Residential Construction	1,294	—	1,294	1,294	737
Consumer	1,018	301	641	942	394
Total	$17,484	$8,670	$7,180	$15,850	$2,334

December 31, 2011
Commercial	$4,694	$2,919	$569	$3,488	$101
Commercial Real Estate	4,856	3,071	1,198	4,269	22
Agriculture	3,847	3,598	—	3,598	—
Residential Mortgage	5,336	1,875	3,194	5,069	731
Residential Construction	1,147	48	1,099	1,147	668
Consumer	985	309	346	655	126
Total	$20,865	$11,820	$6,406	$18,226	$1,648

Interest income on impaired loans recognized using a cash-basis method of accounting during the three-month periods ended March 31, 2012 and 2011 was as follows:

($ in thousands)	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,642	$10	$2,865	$17
Commercial Real Estate	7,175	23	7,030	56
Agriculture	1,823	25	2,133	5
Residential Mortgage	4,878	29	6,213	47
Residential Construction	1,318	13	1,805	17
Consumer	622	7	358	3
Total	$19,458	$107	$20,404	$145

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

The Company had $6,959,000 and $9,410,000 in TDR loans as of March 31, 2012 and December 31, 2011, respectively.  Specific reserves for TDR loans totaled $1,468,000 and $1,596,000 as of March 31, 2012 and December 31, 2011, respectively.  TDR loans performing in compliance with modified terms totaled $4,091,000 and $7,471,000 as of March 31, 2012 and December 31, 2011, respectively.

Loans modified as troubled debt restructurings during the three-month periods ended March 31, 2012 and March 31, 2011 were as follows:

($ in thousands)	Three Months Ended March 31, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$220	$220
Consumer	2	151	151
Total	4	$371	$371

($ in thousands)	Three Months Ended March 31, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$48	$48
Residential Mortgage	1	404	404
Residential Construction	1	135	135
Total	3	$587	$587

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There was one commercial loan with a recorded investment of $136,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month period ended March 31, 2012.  There was one consumer loan with a recorded investment of $25,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month period ended March 31, 2011.

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

The following table presents the risk ratings by loan class as of March 31, 2012 and December 31, 2011.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2012
Commercial	$72,570	$3,879	$12,224	$297	$—	$88,970
Commercial Real Estate	151,941	13,210	12,107	—	—	177,258
Agriculture	35,349	802	1,862	—	—	38,013
Residential Mortgage	44,604	2,578	4,806	—	—	51,988
Residential Construction	5,763	481	1,571	—	—	7,815
Consumer	56,711	2,527	3,493	74	—	62,805
Total	$366,938	$23,477	$36,063	$371	$—	$426,849

December 31, 2011
Commercial	$71,229	$8,444	$11,804	$437	$—	$91,914
Commercial Real Estate	148,317	16,492	10,984	—	—	175,793
Agriculture	48,330	—	3,734	—	—	52,064
Residential Mortgage	42,845	1,830	6,911	—	—	51,586
Residential Construction	5,140	927	1,425	—	—	7,492
Consumer	58,239	2,824	3,087	—	—	64,150
Total	$374,100	$30,517	$37,945	$437	$—	$442,999

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month periods ended March 31, 2012 and March 31, 2011.

Three-month period ended March 31, 2012
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408
Provision for loan losses	320	(32)	(769)	90	(74)	781	234	550

Charge-offs	(542)	—	—	(31)	—	(264)	—	(837)
Recoveries	206	—	2	—	1	27	—	236
Net charge-offs	(336)	—	2	(31)	1	(237)	—	(601)
Balance as of March 31, 2012	3,582	1,715	1,167	1,194	1,125	1,340	234	10,357
Period-end amount allocated to:
Loans individually evaluated for impairment	368	199	—	636	737	394	—	2,334
Loans collectively evaluated for impairment	3,214	1,516	1,167	558	388	946	234	8,023
Ending Balance	$3,582	$1,715	$1,167	$1,194	$1,125	$1,340	$234	$10,357

Three-month period ended March 31, 2011
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Provision for loan losses	(199)	920	(21)	217	(318)	267	124	990

Charge-offs	(178)	(7)	—	(18)	—	(220)	—	(423)
Recoveries	19	—	—	1	—	86	—	106
Net charge-offs	(159)	(7)	—	(17)	—	(134)	—	(317)
Balance as of March 31, 2011	3,403	2,870	2,120	1,030	1,401	689	199	11,712
Period-end amount allocated to:
Loans individually evaluated for impairment	60	22	41	622	604	115	—	1,464
Loans collectively evaluated for impairment	3,343	2,848	2,079	408	797	574	199	10,248
Ending Balance	$3,403	$2,870	$2,120	$1,030	$1,401	$689	$199	$11,712

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the period ended December 31, 2011.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Provision for loan losses	2,033	1,502	511	566	(395)	996	(75)	5,138

Charge-offs	(2,381)	(2,000)	(860)	(272)	(197)	(932)	—	(6,642)
Recoveries	185	288	142	11	71	176	—	873
Net charge-offs	(2,196)	(1,712)	(718)	(261)	(126)	(756)	—	(5,769)
Balance as of December 31, 2011	3,598	1,747	1,934	1,135	1,198	796	—	10,408
Period-end amount allocated to:
Loans individually evaluated for impairment	101	22	—	731	668	126	—	1,648
Loans collectively evaluated for impairment	3,497	1,725	1,934	404	530	670	—	8,760
Ending Balance	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408

The Company’s investment in loans as of March 31, 2012, March 31, 2011, and December 31, 2011 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2012
Loans individually evaluated for impairment	$3,840	$4,670	$1,570	$3,534	$1,294	$942	$15,850
Loans collectively evaluated for impairment	85,130	172,588	36,443	48,454	6,521	61,863	410,999
Ending Balance	$88,970	$177,258	$38,013	$51,988	$7,815	$62,805	$426,849

March 31, 2011
Loans individually evaluated for impairment	$2,736	$6,971	$2,133	$6,393	$1,989	$421	$20,643
Loans collectively evaluated for impairment	73,443	179,849	39,294	45,027	6,830	67,438	411,881
Ending Balance	$76,179	$186,820	$41,427	$51,420	$8,819	$67,859	$432,524

December 31, 2011
Loans individually evaluated for impairment	$3,488	$4,269	$3,598	$5,069	$1,147	$655	$18,226
Loans collectively evaluated for impairment	88,426	171,524	48,466	46,517	6,345	63,495	424,773
Ending Balance	$91,914	$175,793	$52,064	$51,586	$7,492	$64,150	$442,999

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2012 for cash proceeds equal to the fair value of the loans.

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

At March 31, 2012, the Company had $2,779,000 of mortgage loans held-for-sale.  At March 31, 2012 and December 31, 2011, the Company serviced real estate mortgage loans for others of $213,015,000 and $211,535,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2012 and December 31, 2011.

	(in thousands)
	December 31, 2011	Additions	Reductions	March 31, 2012

Mortgage servicing rights	$1,636	$164	$119	$1,681
Valuation allowance	(347)	(38)	—	(385)
Mortgage servicing rights, net of valuation allowance	$1,289	$126	$119	$1,296

4.           OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 26, 2012, the Board of Directors of the Company declared a 1% stock dividend payable as of March 30, 2012.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month periods ended March 31, 2012 and 2011.

	Three months ended
	March 31,
	2012	2011
Basic earnings per share:
Net income	$1,092	$766
Preferred stock dividend and accretion	(286)	(249)
Net income available to common shareholders	$806	$517

Weighted average common shares outstanding	9,193,057	9,148,178
Basic EPS	$0.09	$0.06

Diluted earnings per share:
Net income	$1,092	$766
Preferred stock dividend and accretion	(286)	(249)
Net income available to common shareholders	$806	$517

Weighted average common shares outstanding	9,193,057	9,148,178

Effect of dilutive shares	26,439	2,357

Adjusted weighted average common shares outstanding	9,219,496	9,150,535
Diluted EPS	$0.09	$0.06

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 342,912 shares and 412,632 shares for the three months ended March 31, 2012 and 2011, respectively.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect amounted to 21,166 shares and 45,570 shares for the three months ended March 31, 2012 and 2011, respectively.  In addition, warrants for 352,977 shares issued to the U.S. Treasury were not used in the computation of diluted earnings per share for the three month period ended March 31, 2011 because they would have had an anti-dilutive effect.

5.    STOCK PLANS

On January 26, 2012, the Board of Directors of the Company declared a 1% stock dividend payable as of March 30, 2012.  All options outstanding and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	421,697	$11.65

Granted	14,975	$5.00

Expired	(61,109)	$8.24

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	375,563	$11.94	$49,799	3.63

Exercisable (vested) at End of Period	339,313	$12.71	$20,476	3.05

The weighted average fair value of options granted during the three-month period ended March 31, 2012 was $2.40 per share.

As of March 31, 2012, there was $77,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 3.08 years.

There was $7,000 of recognized compensation cost related to non-vested stock options for the three months ended March 31, 2012.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2012 is presented below.

Three Months Ended
March 31, 2012
Risk Free Interest Rate	2.37%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	53.06%

The following table presents the activity related to restricted stock for the three months ended March 31, 2012.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	46,013	$7.16

Granted	13,193	$5.00

Cancelled / Forfeited	(529)	$9.79

Exercised/Released/Vested	(11,896)	$14.64

Restricted stock outstanding at End of Period	46,781	$4.62	$257,296	8.60

The weighted average fair value of restricted stock granted during the three-month period ended March 31, 2012 was $5.00 per share.

As of March 31, 2012, there was $143,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.07 years.

There was $17,000 of recognized compensation cost related to non-vested stock options for the three months ended March 31, 2012.

The Company has an Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, the Company is authorized to issue to eligible employees shares of common stock.  There are 295,057 (adjusted for the 2012 stock dividend) shares authorized under the ESPP.  The ESPP will terminate February 27, 2017.  The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2011 to November 23, 2012.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the date of participation or the fair market value on the last trading day during the participation period.

As of March 31, 2012, there was $21,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $7,000 of recognized compensation cost related to ESPP issuances for the three-month period ended March 31, 2012.

The weighted average fair value at issuances date during the three-month period ended March 31, 2012 was $0.99.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2012 is presented below.

Three Months Ended
March 31, 2012
Risk Free Interest Rate	0.10%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	20.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At March 31, 2012 there were no loans held-for-sale that required a write-down.

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

At March 31, 2012, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Loan Servicing Rights

Loan servicing rights are subject to impairment testing.  The Company utilizes a third party service provider to calculate the fair value of the Company’s loan servicing rights.  Loan servicing rights are measured at fair value as of the date of sale.  The Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the loan servicing rights, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  This model is periodically validated by an independent external model validation group.  The model assumptions and the loan servicing rights fair value estimates are also compared to observable trades of similar portfolios as well as to loan servicing rights broker valuations and industry surveys, as available.  If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model.  As such, the Company classifies loan servicing rights subjected to non-recurring fair value adjustments as Level 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012.
	(in thousands)
March 31, 2012	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,310	$2,310	$—	$—
Securities of U.S. government
agencies and corporations	34,551	—	34,551	—
Obligations of states and
political subdivisions	26,950	—	26,950	—
Collateralized mortgage obligations	1,010	—	1,010
Mortgage-backed securities	122,759	—	122,759	—

Total investments at fair value	$187,580	$2,310	$185,270	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011.

	(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,314	$2,314	$—	$—
Securities of U.S. government
agencies and corporations	37,014	—	37,014	—
Obligations of states and
political subdivisions	20,617	—	20,617	—
Mortgage-backed securities	100,296	—	100,296	—

Total investments at fair value	$160,241	$2,314	$157,927	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market where fair value is below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2012.

	(in thousands)
March 31, 2012	Total	Level 1	Level 2	Level 3	Total gains/losses for the three month period ended March 31, 2012
Impaired loans	$3,182	$—	$—	$3,182	$(1,260)
Other real estate owned	1,294	—	—	1,294	(14)
Loan servicing rights	1,296	—	—	1,296	(38)

Total assets at fair value	$5,772	$—	$—	$5,772	$(1,312)

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2011.

	(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3	Total gains/losses for the year ended December 31, 2011
Impaired loans	$4,008	$—	$—	$4,008	$(4,713)
Other real estate owned	1,001	—	—	1,001	(1,264)
Loan servicing rights	1,289	—	—	1,289	(2)

Total assets at fair value	$6,298	$—	$—	$6,298	$(5,979)

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2012 and December 31, 2011.

7.             PREFERRED STOCK

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

8.             FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and short-term instruments are a reasonable estimate of fair value.  The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization.  Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

Other Equity Securities

The carrying amounts reported in the balance sheet approximate fair value.  The Company believes the measurement of the fair value of other equity securities is derived from Level 2 inputs.

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The allowance for loan losses is considered to be a reasonable estimate of loan discount due to credit risks.  Given that there are loans with specific terms that are not readily available, the Company believes the fair value of loans receivable is derived from Level 3 inputs.

Loans Held-for-Sale

For loans held for sale, carrying value approximates fair value.  See FN(6), Fair Value Measurement.

Interest receivable and payable

The carrying amount of interest receivable and payable approximates its fair value.  The Company believes the measurement of the fair value of interest receivable and payable is derived from Level 2 inputs.

Deposit Liabilities

The Company measures fair value of deposits using Level 2 and Level 3 inputs.  The fair value of deposits were derived by discounting their expected future cash flows back to their present values based on the FHLB yield curve, and their expected decay rates for non maturing deposits.  The Company is able to obtain FHLB yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy.  Decay rates were developed through internal analysis, and are supported by recent years of the Bank’s transaction history.  The inputs used by the Company to derive the decay rate assumptions are unobservable inputs, and therefore fall under Level 3 of the fair value hierarchy.

FHLB Advances and Other Borrowings

The fair values of borrowed funds were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics.  The Company believes the measurement of the fair value of FHLB advances and other borrowings is derived from Level 2 inputs.

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

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2012 and December 31, 2011 are approximately as follows:

		March 31, 2012
(in thousands)	Level	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$142,573	$142,573
Other equity securities	2	3,075	3,075
Loans:
Net loans	3	416,705	414,657
Loans held-for-sale	2	2,779	2,844
Interest receivable	2	2,653	2,653
Financial liabilities:
Deposits	3	690,223	680,034
FHLB advances and other borrowings	2	7,000	7,032
Interest payable	2	121	121

	December 31, 2011
(in thousands)	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$140,172	$140,172
Other equity securities	3,075	3,075
Loans:
Net loans	432,789	430,071
Loans held-for-sale	2,832	2,917
Interest receivable	2,710	2,710
Financial liabilities:
Deposits	678,958	671,399
FHLB advances and other borrowings	7,000	7,070
Interest payable	134	134

9.         INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2012 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$2,295	$15	$—	$2,310
Securities of U.S. government agencies and corporations	34,404	172	(25)	34,551
Obligations of states and political subdivisions	25,856	1,143	(49)	26,950
Collateralized mortgage obligations	1,010	—	—	1,010
Mortgage-backed securities	121,776	1,126	(143)	122,759

Total debt securities	$185,341	$2,456	$(217)	$187,580

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

There were no proceeds from sales of available-for-sale securities for the three-month periods ended March 31, 2012 and March 31, 2011.  Gross realized gains from calls of available-for-sale securities were $1 and $0 for the three-month periods ended March 31, 2012 and March 31, 2011, respectively.

The amortized cost and estimated market value of debt and other securities at March 31, 2012, by contractual maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$19,134	$19,224
Due after one year through five years	125,687	126,691
Due after five years through ten years	29,552	30,156
Due after ten years	10,968	11,509

	$185,341	$187,580

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $108,373,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2012, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$6,074	$(25)	$—	$—	$6,074	$(25)

Obligations of states and political subdivisions	3,488	(48)	167	(1)	3,655	(49)

Mortgage-backed securities	30,499	(143)	—	—	30,499	(143)

Total	$40,062	$(216)	$167	$(1)	$40,228	$(217)

No decline in value was considered “other-than-temporary” during 2012.  Twenty-three securities that had a fair value of $40,062,000 and a total unrealized loss of $216,000 have been in an unrealized loss position for less than twelve months as of March 31, 2012.  In addition, one security with a fair value of $167,000 and a total unrealized loss of $1,000 has been in an unrealized loss position for more than twelve months as of March 31, 2012.  The declines in fair value were primarily attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $28,597,000 and $34,206,000 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.       ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income for the three-month period ended March 31, 2012.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$758	$(495)	$263
Current period other comprehensive income	586	—	586
Balance as of March 31, 2012	$1,344	$(495)	$849

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2011 Annual Report on Form 10-K for factors to be considered when reading any forward-looking statements in this filing.
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

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and “Supervision and Regulation” of our 2011 Annual Report on Form 10-K.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Significant results and developments during the first quarter of 2012 include:

• Net income of $1.1 million for the three months ended March 31, 2012, up 37.5% from the $0.8 million for the same fiscal period last year.

• Net income available to common stockholders of $0.8 million for the three months ended March 31, 2012, up 60.0% from the $0.5 million for the same fiscal period last year.

• Diluted income per share for the three-month period ended March 31, 2012 was $0.09, up 50.0% from the diluted income per share of $0.06 reported in the same period last year.

• Net interest income increased in the three months ended March 31, 2012 by $31,000, or 0.5%, to $6.39 million from $6.36 million in the same period last year.  The increase in net interest income was primarily attributable to decrease in interest costs, which was partially offset by a decrease in interest yields.  Net interest margin decreased from 3.72% for the three-month period ending March 31, 2011 to 3.51% for the same period ending March 31, 2012.

• Provision for loan losses of $0.55 million for the three-month period ended March 31, 2012 compared to a provision for loan losses of $0.99 million for the same period in 2011.

• Total assets at March 31, 2012 were $793.5 million, an increase of $12.4 million, or 1.6%, from levels at December 31, 2011.

• Total net loans at March 31, 2012 (including loans held-for-sale) decreased $16.1 million, or 3.7%, to $419.5 million compared to December 31, 2011.

• Total investment securities at March 31, 2012 increased $27.3 million, or 17.1%, to $187.6 million compared to December 31, 2011.

• Total deposits of $690.2 million at March 31, 2012, represented an increase of $11.3 million, or 1.7%, compared to December 31, 2011.

SUMMARY

The Company recorded net income of $1,092,000 for the three-month period ended March 31, 2012, representing an increase of $326,000 from net income of $766,000 for the same period in 2011.

The following tables present a summary of the results for the three-month periods ended March 31, 2012 and 2011, and a summary of financial condition at March 31, 2012 and December 31, 2011.

	Three months ended March 31, 2012	Three months ended March 31, 2011

(in thousands except for per share amounts)
For the Period:

Net Income	$1,092	$766

Basic Earnings Per Common Share	$0.09	$0.06

Diluted Earnings Per Common Share	$0.09	$0.06

	March 31, 2012	December 31, 2011

(in thousands except for ratios)
At Period End:

Total Assets	$793,526	$781,150

Total Loans, Net (including loans held-for-sale)	$419,484	$435,621

Total Investment Securities	$187,580	$160,241

Total Deposits	$690,223	$678,958

Loan-To-Deposit Ratio	60.8%	64.2%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	March 31, 2012			March 31, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$421,994	$5,990	5.69%	$431,210	$6,257	5.88%
Interest bearing due from banks	130,984	79	0.24%	146,049	85	0.24%
Investment securities, taxable	164,131	780	1.91%	103,939	570	2.22%
Investment securities, non-taxable (2)	10,518	104	3.97%	10,406	111	4.33%
Other interest earning assets	3,075	4	0.52%	2,823	—	0.00%
Total average interest-earning assets	730,702	6,957	3.82%	694,427	7,023	4.10%
Non-interest-earning assets:
Cash and due from banks	16,454			15,778
Premises and equipment, net	8,084			8,016
Other real estate owned	1,345			3,269
Interest receivable and other assets	32,045			32,631
Total average assets	788,630			754,121

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	161,173	90	0.22%	147,803	85	0.23%
Savings and MMDA’s	218,090	195	0.36%	211,762	242	0.46%
Time, under $100,000	38,045	54	0.57%	39,813	64	0.65%
Time, $100,000 and over	67,692	153	0.91%	67,567	180	1.08%
FHLB advances and other borrowings	7,000	72	4.13%	10,137	90	3.60%
Total average interest-bearing liabilities	492,000	564	0.46%	477,082	661	0.56%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	206,273			191,623
Interest payable and other liabilities	6,930			6,245
Total liabilities	705,203			674,950
Total average stockholders’ equity	83,427			79,171
Total average liabilities and stockholders’ equity	$788,630			$754,121
Net interest income and net interest margin (3)		$6,393	3.51%		$6,362	3.72%

1.  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $197 and $190 for the three months ended March 31, 2012 and 2011, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $2,401,000 increase in cash and cash equivalents, a $27,339,000 increase in investment securities available-for-sale, a $16,084,000 decrease in net loans held-for-investment, a $53,000 decrease in loans held-for-sale, a $293,000 increase in other real estate owned and a $1,538,000 decrease in interest receivable and other assets from December 31, 2011 to March 31, 2012.  The increase in cash and cash equivalents was due to an increase in non-interest bearing due from bank accounts and interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of agency bonds, municipal securities, collateralized mortgage obligations, and mortgage backed securities, slightly offset by calls of agency bonds.  The decrease in loans held-for-investment was due to decreases in the following loan categories as a result of diminished loan demand: commercial and industrial; agricultural; consumer; real estate; real estate SBA (Small Business Administration); and home equity.  The decrease in loans held-for-investment was partially offset by increases in the following loan categories:  equipment; financed equipment leases; true equipment leases; and real estate commercial and construction.  The decrease in loans held-for-sale was due to decreases in real estate loans held-for-sale.  The Company originated approximately $18,432,000 in residential mortgage loans during the first three months of 2012, which was offset by approximately $18,880,000 in loan sales during this period.  The increase in other real estate owned is due to an addition of other real estate owned property.  The decrease in interest receivable and other assets was mainly due to decreases in accrued income on loans, income taxes receivable, housing tax credits, prepaid expenses and suspense & holdovers, which was partially offset by increases in accrued income on securities, cash surrender value of bank owned life insurance and unamortized loan costs.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $11,265,000 from December 31, 2011 to March 31, 2012.  The increase in deposits was due to increases in demand deposits, interest-bearing transaction deposits, and savings and money market accounts, which were partially offset by decreases in time deposits.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the twelve-month period ended March 31, 2012.

Interest income on loans for the three-month period ended March 31, 2012 was down 4.3% from the same period in 2011, decreasing from $6,257,000 to $5,990,000.  The decrease in interest income on loans for the three-month period ended March 31, 2012 as compared to the same period a year ago was primarily due to a 19 basis point decrease in loan yields combined with a decrease in average loans.  The decrease in loan yields was primarily due to repricing of loans at lower rates.

Interest income on investment securities available-for-sale for the three-month period ended March 31, 2012 was up 29.8% from the same period in 2011, increasing from $681,000 to $884,000.  The increase in interest income on investment securities for the three-month period ended March 31, 2012 as compared to the same period a year ago was primarily due to an increase in average investment securities partially offset by a 36 basis point decrease in investment securities yields.  The decrease in investment securities yields for the three-month period ended March 31, 2012 was primarily due to reinvestment of maturing securities at lower rates and purchases of securities at lower rates.

Interest income on interest-bearing due from banks for the three-month period ended March 31, 2012 was down 7.1% from the same period in 2011, decreasing from $85,000 to $79,000.  The decrease in interest income on interest-bearing due from banks for the three-month period ended March 31, 2012 as compared to the same period a year ago was primarily due to a decrease in average interest-bearing due from banks.

The Company had no Federal Funds sold balances during the three-month periods ended March 31, 2012 and March 31, 2011.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first three months of 2012 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2012 was down 14.7% from the same period in 2011, decreasing from $661,000 to $564,000.  The decrease in interest expense during the three-month period ended March 31, 2012 was due to a 10 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in average cost of funds for the three-month periods ended March 31, 2012 is primarily due to the maturing and repricing of time deposits and a change in the mix of interest-bearing liabilities, which resulted in an increase in lower cost deposits.

Provision for Loan Losses

There was a provision for loan losses of $550,000 for the three-month period ended March 31, 2012 compared to a provision for loan losses of $990,000 for the same period in 2011.  The allowance for loan losses was approximately $10,357,000, or 2.43% of total loans, at March 31, 2012 compared to $10,408,000, or 2.35% of total loans, at December 31, 2011.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three-month period in 2011 was primarily due to decreased loan volumes, partially offset by increased net charge-offs compared to the three-month period in 2011.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three-month periods ended March 31, 2012 and March 31, 2011.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was down 2.8% for the three-month period ended March 31, 2012 from the same period in 2011, decreasing from $2,187,000 to $2,125,000.

This decrease was primarily due to decreases in service charges on deposit accounts, gains on sales of other real estate owned, investment and brokerage services income, and loan servicing income, which was partially offset by increases in gains on loans held-for-sale, mortgage brokerage income, fiduciary activities income, ATM fees, signature based transaction fees, and other income.  The decrease in service charges on deposit accounts is primarily due to decreases in service charges on checking accounts.  The decrease in gains on other real estate owned was due to no properties sold during the three-month period ended March 31, 2012, compared to two properties sold during the three-month period ended March 31, 2011.  The decrease in investment and brokerage services income was due to a decrease in the demand for those services.  The decrease in loan servicing income was primarily due to an increase in impairment expense and amortization expense, partially offset by an increase in mortgage servicing assets recorded.  The increase in gains on loans held-for-sale was due to increased sales volume of loans held-for-sale.  The increase in mortgage brokerage income and fiduciary activities income was primarily due to an increase in the demand for those services.  The increase in ATM fees and signature based transaction fees is primarily due to an increase in the volume of transactions.  The increase in other income is primarily due to increases in rental income.

Other Operating Expenses

Total other operating expenses were down 2.9% for the three-month period ended March 31, 2012 from the same period in 2011, decreasing from $6,684,000 to $6,492,000.

The decrease was primarily due to decreases in occupancy and equipment expense, advertising, directors’ fees, and other real estate owned expense and impairment, which was partially offset by increases in salaries and employee benefits and other expenses.  The decrease in occupancy and equipment expense is primarily due to decreases in rent expense and utilities expense due to renegotiated leases.  The decrease in directors’ fees was primarily due to a decrease in the number of meetings.  The decrease in other real estate owned expense and impairment is due to a decrease in write-downs and maintenance expenses.  The increase in salaries and employee benefits was primarily due to increases in regular salaries, commissions, and loan origination costs, which was partially offset by a decrease in contingent compensation.  The decrease in other expenses is primarily due to decreases in FDIC assessments, accounting and audit fees, postage expense, and sundry losses, which was partially offset by increases in legal fees, consulting fees, and loan origination expense.

The following table sets forth other miscellaneous operating expenses by category for the three-month periods ended March 31, 2012 and 2011.

	(in thousands)

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2012	2011
Other miscellaneous operating expenses
FDIC assessments	$181	$288
Contributions	20	16
Legal fees	80	46
Accounting and audit fees	65	99
Consulting fees	88	69
Postage expense	69	97
Telephone expense	57	52
Public relations	43	33
Training expense	25	23
Loan origination expense	161	3
Computer software depreciation	39	38
Sundry losses	17	43
Loan collection expense	57	54
Other miscellaneous expense	355	361

Total other miscellaneous operating expenses	$1,257	$1,222

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the three months ended March 31, 2012, the Company’s expense for income taxes increased $275,000 from the same period last year, from $109,000 to $384,000.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	March 31, 2012	December 31, 2011

Undisbursed loan commitments	$164,352	$146,778
Standby letters of credit	1,774	1,872
Commitments to sell loans	7,381	7,530
	$173,507	$156,180

The reserve for unfunded lending commitments amounted to $793,000 at March 31, 2012 and December 31, 2011, respectively.  The reserve for unfunded lending commitments is included in other liabilities.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2012 and December 31, 2011.

	At March 31, 2012			At December 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$995	$—	$995	$1,334	$—	$1,334
Residential construction	203	—	203	48	—	48
Commercial real estate	3,481	—	3,481	3,071	—	3,071
Agriculture	991	—	991	992	—	992
Commercial	3,123	62	3,061	2,905	62	2,843
Consumer	422	54	368	360	—	360
Total non-accrual loans	$9,215	$116	$9,099	$8,710	$62	$8,648

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

Non-accrual loans amounted to $9,215,000 at March 31, 2012 and were comprised of three residential mortgage loans totaling $995,000, one residential construction loans totaling $203,000, seven commercial real estate loans totaling $3,481,000, one agricultural loan totaling $991,000, thirteen commercial loans totaling $3,123,000 and six consumer loans totaling $422,000.  Non-accrual loans amounted to $8,710,000 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334,000, one residential construction loan totaling $48,000, six commercial real estate loans totaling $3,071,000, one agricultural loan totaling $992,000, twelve commercial loans totaling $2,905,000 and five consumer loans totaling $360,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of March 31, 2012, totaled approximately $6,116,000 or 66% of total non-accrual loans and consisted of one residential mortgage loan totaling $714,000, supported by residential property located within the Company’s market area, two commercial real estate loans totaling $2,539,000, supported by commercial properties located within the Company’s market area, one agricultural loan totaling $991,000, supported by real property located within the Company’s market area and one commercial and industrial loan totaling $1,872,000, supported by the business assets of the borrower.  The collateral securing these loans is generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2011, totaled approximately $6,180,000 or 71% of total non-accrual loans and consisted of one residential mortgage loan totaling $726,000, supported by residential property located within the Company’s market area, two commercial real estate loans totaling $2,626,000, supported by commercial properties located within the Company’s market area, one agricultural loan totaling $991,000, supported by real property located within the Company’s market area and one commercial and industrial loan totaling $1,837,000, supported by the business assets of the borrower.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at March 31, 2012 and December 31, 2011 consisting of loans on non-accrual status totaled $9,215,000 and $8,710,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $6,635,000 and $9,516,000 at March 31, 2012 and December 31, 2011, respectively.  Performing impaired loans at March 31, 2012 consist of loans modified as troubled debt restructurings totaling $4,091,000 and other impaired loans totaling $2,544,000 which the Company expects to collect all principal and interest due and are performing satisfactorily.  Additionally, these loans are not on non-accrual status.  The majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $773,000, or 7.8% to $10,746,000 during the first three months of 2012.  Non-performing assets, net of guarantees, represent 1.4% of total assets at March 31, 2012.

	At March 31, 2012			At December 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$9,215	$116	$9,099	$8,710	$62	$8,648
Loans 90 days past due and still accruing	29	—	29	—	—	—

Total non-performing loans	9,244	116	9,128	8,710	62	8,648
Other real estate owned	1,618	—	1,618	1,325	—	1,325
Total non-performing assets	10,862	116	10,746	10,035	62	9,973

Non-performing loans to total loans			2.1%			2.0%
Non-performing assets to total assets			1.4%			1.3%
Allowance for loan and lease losses to non-performing loans			113.5%			120.4%

The Company had $29,000 and $0 loans 90 days past due and still accruing at March 31, 2012 and December 31, 2011, respectively.

Other real estate owned (OREO) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.

OREO amounted to $1,618,000 and $1,325,000 as of March 31, 2012 and December 31, 2011, respectively.  The increase in OREO at March 31, 2012 from the balance at December 31, 2011 was due to the addition of one property.

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

The following table summarizes the Allowance for Loan Losses of the Company during the three-month periods ended March 31, 2012 and 2011, and for the year ended December 31, 2011.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2012	2011	2011

Balance at beginning of period	$10,408	$11,039	$11,039
Provision for loan losses	550	990	5,138
Loans charged-off:
Commercial	(542)	(178)	(2,381)
Commercial Real Estate	—	(7)	(2,000)
Agriculture	—	—	(860)
Residential mortgage	(31)	(18)	(272)
Residential construction	—	—	(197)
Consumer loans to individuals	(264)	(220)	(932)

Total charged-off	(837)	(423)	(6,642)

Recoveries:
Commercial	206	19	185
Commercial Real Estate	—	—	288
Agriculture	2	—	142
Residential mortgage	—	1	11
Residential construction	1	—	71
Consumer loans to individuals	27	86	176

Total recoveries	236	106	873

Net charge-offs	(601)	(317)	(5,769)

Balance at end of period	$10,357	$11,712	$10,408

Ratio of net charge-offs
To average loans outstanding during the period	(0.14%)	(0.07%)	(1.34%)
Allowance for loan losses
To total loans at the end of the period	2.43%	2.71%	2.35%
To non-performing loans, net of guarantees at the end of the period	113.5%	96.24%	120.4%

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2012, the Company had the following deposit mix: 31.4% in savings and MMDA deposits, 15.2% in time deposits, 23.9% in interest-bearing transaction deposits and 29.5% in non-interest-bearing transaction deposits.  At December 31, 2011, the Company had the following deposit mix: 30.9% in savings and MMDA deposits, 15.7% in time deposits, 23.7% in interest-bearing transaction deposits and 29.7% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2012 and December 31, 2011 are summarized as follows:

	(in thousands)
	March 31, 2012	December 31, 2011
Three months or less	$18,627	$24,823
Over three to twelve months	38,582	37,170
Over twelve months	10,191	5,896
Total	$67,400	$67,889

The decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 60.8% on March 31, 2012.  In addition, on March 31, 2012, the Company had the following short-term investments:  $3,285,000 in securities due within one year or less; and $23,095,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $36,000,000 at March 31, 2012; additionally, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at March 31, 2012 of $141,860,000.  The line of credit with FHLB is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2012, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2012.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$77,498	9.90%	5.0%
Tier 1 Risk-Based	$77,498	17.13%	6.0%
Total Risk-Based	$83,220	18.40%	10.0%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2012, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2012.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 1A. – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results and the following information:

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6. – EXHIBITS

Exhibit Number	Description of Document
31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

_____________________
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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 10, 2012	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)