Form 10-K/A
period 2011-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2012-07-17
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE
Item 9A is included, as Item 9A which was inadvertently omitted in the original filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment  to be signed on its behalf by the undersigned, thereunto duly authorized, on July 17, 2011.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	July 17, 2012
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Executive Vice President/Chief Financial Officer	July 17, 2012
Jeremiah Z. Smith	(Principal Financial Officer)

/s/ Sheryl S. Bringas	Vice President/Controller	July 17, 2012
Sheryl S. Bringas	(Principal Accounting Officer)

/s/ Lori J. Aldrete	Director	July 17, 2012
Lori J. Aldrete

/s/ Frank J. Andrews, Jr.	Director	July 17, 2012
Frank J. Andrews, Jr.

/s/ John M. Carbahal	Director and Vice Chairman of the Board	July 17, 2012
John M. Carbahal

/s/ Gregory DuPratt	Director and Chairman of the Board	July 17, 2012
Gregory DuPratt

/s/ John F. Hamel	Director	July 17, 2012
John F. Hamel

/s/ Diane P. Hamlyn	Director	July 17, 2012
Diane P. Hamlyn

/s/ Richard M. Martinez	Director	July 17, 2012
Richard M. Martinez

/s/ Foy S. McNaughton	Director	July 17, 2012
Foy S. McNaughton

/s/ Owen J. Onsum	Director	July 17, 2012
Owen J. Onsum

/s/ David W. Schulze	Director	July 17, 2012
David W. Schulze