Form 10-Q
period 2012-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2012-08-10
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of Common Stock outstanding as of August 9, 2012 was 9,248,449.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

 ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except shares and share amounts)	2012	2011
	(unaudited)
Assets

Cash and cash equivalents	$117,802	$140,172
Investment securities – available-for-sale	183,330	160,241
Loans, net of allowance for loan losses of $9,784 at June 30, 2012
and $10,408 at December 31, 2011	437,941	432,789
Loans held-for-sale	3,220	2,832
Stock in Federal Home Loan Bank and other equity securities, at cost	3,607	3,075
Premises and equipment, net	8,029	8,054
Other real estate owned	—	1,325
Interest receivable and other assets	31,121	32,662

Total Assets	$785,050	$781,150

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$206,153	$201,865
Interest-bearing transaction deposits	167,510	160,956
Savings and MMDA's	214,953	209,853
Time, under $100,000	37,517	38,395
Time, $100,000 and over	61,049	67,889
Total deposits	687,182	678,958

Federal Home Loan Bank advances and other borrowings	—	7,000
Interest payable and other liabilities	7,536	7,490

Total Liabilities	694,718	693,448

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 22,847 issued and outstanding at
June 30, 2012 and December 31, 2011	22,847	22,847
Common stock, no par value; 16,000,000 shares authorized;
9,248,449 shares issued and outstanding at June 30, 2012 and
9,144,998 shares issued and outstanding at December 31, 2011	63,261	62,751
Additional paid in capital	977	977
Retained earnings	2,138	864
Accumulated other comprehensive income, net	1,109	263
Total Stockholders’ Equity	90,332	87,702

Total Liabilities and Stockholders’ Equity	$785,050	$781,150

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands, except per share amounts)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest and dividend income:
Loans	$6,044	$6,346	$12,034	$12,603
Due from banks interest bearing accounts	95	91	174	176
Investment securities
Taxable	798	688	1,578	1,258
Non-taxable	103	108	207	219
Other earning assets	8	4	12	4
Total interest and dividend income	7,048	7,237	14,005	14,260
Interest expense:
Deposits	438	554	930	1,125
Other borrowings	69	91	141	181
Total interest expense	507	645	1,071	1,306
Net interest income	6,541	6,592	12,934	12,954
Provision for loan losses	676	1,490	1,226	2,480
Net interest income after provision for loan losses	5,865	5,102	11,708	10,474
Other operating income:
Service charges on deposit accounts	673	720	1,326	1,413
Gains on sales of other real estate owned	17	19	17	215
Gains on sales of loans held-for-sale	505	131	900	268
Investment and brokerage services income	282	295	503	540
Mortgage brokerage income	16	15	46	27
Loan servicing income	142	53	284	388
Fiduciary activities income	121	89	228	186
ATM fees	129	123	258	224
Signature based transaction fees	266	234	514	444
Gains on calls/sales of available-for-sale securities	—	456	1	456
Other income	190	231	389	392
Total other operating income	2,341	2,366	4,466	4,553
Other operating expenses:
Salaries and employee benefits	3,877	3,561	7,724	7,334
Occupancy and equipment	748	809	1,484	1,632
Data processing	435	400	820	784
Stationery and supplies	91	88	171	163
Advertising	94	148	204	285
Directors’ fees	55	60	110	124
Other real estate owned expense and impairment	38	308	60	514
Other expense	1,188	1,162	2,445	2,384
Total other operating expenses	6,526	6,536	13,018	13,220
Income before income tax expense	1,680	932	3,156	1,807
Income tax expense	473	137	857	246

Net income	$1,207	$795	$2,299	$1,561

Preferred stock dividends and accretion	$(286)	$(251)	$(571)	$(500)
Net income available to common shareholders	$921	$544	$1,728	$1,061

Basic income per share	$0.10	$0.06	$0.19	$0.12
Diluted income per share	$0.10	$0.06	$0.19	$0.12

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$1,207	$795	$2,299	$1,561
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period, net of tax effect of $175 and $685 for the three-month periods ended June 30, 2012 and June 30, 2011, respectively, and $566 and $711 for the six-month periods ended June 30, 2012 and June 30, 2011, respectively	260	1,027	847	1,067
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $0 and $182 for the three-month and six-month periods ended June 30, 2012 and June 30, 2011, respectively	—	(274)	(1)	(274)
Other comprehensive income	$260	$753	$846	793

Comprehensive income	$1,467	$1,548	$3,145	$2,354

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Income	Total

Balance at December 31, 2011	22,847	$22,847	9,144,998	$62,751	$977	$864	$263	$87,702

Net income						2,299		2,299

Other comprehensive income							846	846

1% stock dividend			91,052	451		(451)		—
Dividend on preferred stock						(571)		(571)
Cash in lieu of fractional shares						(3)		(3)
Stock-based compensation and related tax benefits				59				59
Common shares issued related to restricted stock grants			12,399					—

Balance at June 30, 2012	22,847	$22,847	9,248,449	$63,261	$977	$2,138	$1,109	$90,332

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows From Operating Activities
Net Income	$2,299	$1,561
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	347	363
Valuation adjustment on mortgage servicing rights	59	(175)
Provision for loan losses	1,226	2,480
Stock plan accruals	59	84
Gains on calls/sales of available-for-sale securities	(1)	(456)
Gains on sales of other real estate owned	(17)	(215)
Impairment on other real estate owned	15	312
Gains on sales of loans held-for-sale	(900)	(268)
Proceeds from sales of loans held-for-sale	38,504	13,818
Originations of loans held-for-sale	(37,992)	(11,883)
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	918	(2,351)
Increase (decrease) in interest payable and other liabilities	46	(66)
Net cash provided by operating activities	4,563	3,204

Cash Flows From Investing Activities
Net increase in investment securities	(21,678)	(25,706)
Net (increase) decrease in loans	(6,671)	6,600
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(532)	(252)
Proceeds from the sale of other real estate owned	1,620	2,436
Purchases of premises and equipment, net	(322)	(414)
Net cash used in investing activities	(27,583)	(17,336)

Cash Flows From Financing Activities
Net increase in deposits	8,224	10,171
Net decrease in FHLB advances and other borrowings	(7,000)	(2,329)
Cash dividends paid in lieu of fractional shares	(3)	—
Cash dividends paid on preferred stock	(571)	(435)
Net cash provided by financing activities	650	7,407

Net decrease in Cash and Cash Equivalents	(22,370)	(6,725)
Cash and Cash Equivalents, beginning of period	140,172	139,707
Cash and Cash Equivalents, end of period	$117,802	$132,982

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,098	$1,324
Income Taxes	$879	$1,065

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock accretion	$—	$65
Stock dividend distributed	$451	$—
Transfer of loans held-for-investment to other real estate owned	$293	$1,533
Unrealized holding gains on available for sale securities, net of taxes	$846	$793

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011 and December 31, 2011

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

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	June 30, 2012	December 31, 2011

Commercial	$95,106	$91,914
Commercial Real Estate	186,180	175,793
Agriculture	45,632	52,064
Residential Mortgage	50,912	51,586
Residential Construction	7,731	7,492
Consumer	61,491	64,150

	447,052	442,999
Allowance for loan losses	(9,784)	(10,408)
Net deferred origination fees and costs	673	198

Loans, net	$437,941	$432,789

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

As of June 30, 2012, approximately 42% in principal amount of the Company’s loans were secured by commercial real estate, which consists of construction and land development loans and real estate loans.  Approximately 11% of the Company’s loans were residential mortgage loans.  Approximately 2% of the Company’s loans were residential construction loans.  Approximately 10% of the Company’s loans were for agriculture and 21% of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 14% of the Company’s loans were consumer loans.

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

All loans at June 30, 2012 and December 31, 2011 were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and Federal Reserve.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of June 30, 2012 and December 31, 2011 were as follows:

($ in thousands)	June 30, 2012	December 31, 2011

Commercial	$3,042	$2,905
Commercial Real Estate	4,057	3,071
Agriculture	899	992
Residential Mortgage	1,006	1,334
Residential Construction	42	48
Consumer	236	360

	$9,282	$8,710

Non-accrual loans amounted to $9,282,000 at June 30, 2012 and were comprised of four residential mortgage loans totaling $1,006,000, one residential construction loans totaling $42,000, eight commercial real estate loans totaling $4,057,000, one agricultural loan totaling $899,000, eleven commercial loans totaling $3,042,000 and five consumer loans totaling $236,000.  Non-accrual loans amounted to $8,710,000 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334,000, one residential construction loan totaling $48,000, six commercial real estate loans totaling $3,071,000, one agricultural loan totaling $992,000, twelve commercial loans totaling $2,905,000 and five consumer loans totaling $360,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of June 30, 2012 and December 31, 2011 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
June 30, 2012
Commercial	$187	$—	$2,809	$2,996	$92,110	$95,106
Commercial Real Estate	192	—	3,865	4,057	182,123	186,180
Agriculture	9	—	899	908	44,724	45,632
Residential Mortgage	1,237	543	129	1,909	49,003	50,912
Residential Construction	41	—	42	83	7,648	7,731
Consumer	100	—	157	257	61,234	61,491
Total	$1,766	$543	$7,901	$10,210	$436,842	$447,052

December 31, 2011
Commercial	$1,051	$166	$113	$1,330	$90,584	$91,914
Commercial Real Estate	—	2,746	446	3,192	172,601	175,793
Agriculture	—	—	991	991	51,073	52,064
Residential Mortgage	792	420	426	1,638	49,948	51,586
Residential Construction	273	—	48	321	7,171	7,492
Consumer	20	212	225	457	63,693	64,150
Total	$2,136	$3,544	$2,249	$7,929	$435,070	$442,999

The Company had no loans 90 days or more past due and still accruing at June 30, 2012 and December 31, 2011.

Impaired Loans

Impaired loans, segregated by loan class, as of June 30, 2012 and December 31, 2011 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2012
Commercial	$4,094	$2,982	$840	$3,822	$151
Commercial Real Estate	5,991	4,057	1,181	5,238	16
Agriculture	1,721	1,379	—	1,379	—
Residential Mortgage	4,227	1,006	2,981	3,987	1,148
Residential Construction	1,288	42	1,085	1,127	573
Consumer	1,287	274	798	1,072	138
Total	$18,608	$9,740	$6,885	$16,625	$2,026

December 31, 2011
Commercial	$4,694	$2,919	$569	$3,488	$101
Commercial Real Estate	4,856	3,071	1,198	4,269	22
Agriculture	3,847	3,598	—	3,598	—
Residential Mortgage	5,336	1,875	3,194	5,069	731
Residential Construction	1,147	48	1,099	1,147	668
Consumer	985	309	346	655	126
Total	$20,865	$11,820	$6,406	$18,226	$1,648

Interest income on impaired loans recognized using a cash-basis method of accounting during the three-month periods ended June 30, 2012 and 2011 was as follows:

($ in thousands)	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,831	$10	$3,248	$23
Commercial Real Estate	4,954	23	9,587	244
Agriculture	1,475	9	1,988	—
Residential Mortgage	3,761	31	6,072	40
Residential Construction	1,210	14	1,692	24
Consumer	1,007	9	361	1
Total	$16,238	$96	$22,948	$332

Interest income on impaired loans recognized using a cash-basis method of accounting during the six-month periods ended June 30, 2012 and 2011 was as follows:

($ in thousands)	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,657	$21	$3,163	$40
Commercial Real Estate	5,434	45	8,754	300
Agriculture	1,706	35	2,037	5
Residential Mortgage	4,438	60	6,059	88
Residential Construction	1,251	26	1,669	40
Consumer	815	16	339	4
Total	$17,301	$203	$22,021	$477

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

The Company had $7,096,000 and $9,410,000 in TDR loans as of June 30, 2012 and December 31, 2011, respectively.  Specific reserves for TDR loans totaled $1,848,000 and $1,596,000 as of June 30, 2012 and December 31, 2011, respectively.  TDR loans performing in compliance with modified terms totaled $4,769,000 and $7,471,000 as of June 30, 2012 and December 31, 2011, respectively.

Loans modified as troubled debt restructurings during the three-month periods ended June 30, 2012 and June 30, 2011 were as follows:

($ in thousands)	Three Months Ended June 30, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$141	$141
Consumer	2	279	279
Total	4	$420	$420

($ in thousands)	Three Months Ended June 30, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential Construction	1	$86	$27
Total	1	$86	$27

Loans modified as troubled debt restructurings during the six-month periods ended June 30, 2012 and June 30, 2011 were as follows:

($ in thousands)	Six Months Ended June 30, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	4	$361	$361
Consumer	4	430	430
Total	8	$791	$791

($ in thousands)	Six Months Ended June 30, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$48	$48
Residential Mortgage	1	404	404
Residential Construction	2	221	162
Total	4	$673	$614

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month periods ended June 30, 2012 and June 30, 2011.  There was one commercial loan with a recorded investment of $136,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the six-month period ended June 30, 2012.  There was one consumer loan with a recorded investment of $25,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the six-month period ended June 30, 2011.

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

The following table presents the risk ratings by loan class as of June 30, 2012 and December 31, 2011.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2012
Commercial	$85,002	$3,427	$6,677	$—	$—	$95,106
Commercial Real Estate	160,817	12,010	13,353	—	—	186,180
Agriculture	43,039	1,214	1,379	—	—	45,632
Residential Mortgage	41,924	1,936	7,052	—	—	50,912
Residential Construction	5,613	385	1,733	—	—	7,731
Consumer	54,721	3,156	3,540	74	—	61,491
Total	$391,116	$22,128	$33,734	$74	$—	$447,052

December 31, 2011
Commercial	$71,229	$8,444	$11,804	$437	$—	$91,914
Commercial Real Estate	148,317	16,492	10,984	—	—	175,793
Agriculture	48,330	—	3,734	—	—	52,064
Residential Mortgage	42,845	1,830	6,911	—	—	51,586
Residential Construction	5,140	927	1,425	—	—	7,492
Consumer	58,239	2,824	3,087	—	—	64,150
Total	$374,100	$30,517	$37,945	$437	$—	$442,999

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2012.

Three-month period ended June 30, 2012
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2012	$3,582	$1,715	$1,167	$1,194	$1,125	$1,340	$234	$10,357
Provision for loan losses	(294)	689	73	422	(253)	110	(71)	676

Charge-offs	(537)	(342)	(115)	—	(161)	(370)	—	(1,525)
Recoveries	31	—	1	—	223	21	—	276
Net charge-offs	(506)	(342)	(114)	—	62	(349)	—	(1,249)
Balance as of June 30, 2012	2,782	2,062	1,126	1,616	934	1,101	163	9,784

Six-month period ended June 30, 2012
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408
Provision for loan losses	26	657	(696)	512	(327)	891	163	1,226

Charge-offs	(1,079)	(342)	(115)	(31)	(161)	(634)	—	(2,362)
Recoveries	237	—	3	—	224	48	—	512
Net charge-offs	(842)	(342)	(112)	(31)	63	(586)	—	(1,850)
Balance as of June 30, 2012	2,782	2,062	1,126	1,616	934	1,101	163	9,784

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2012.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	151	16	—	1,148	573	138	—	2,026
Loans collectively evaluated for impairment	2,631	2,046	1,126	468	361	963	163	7,758
Ending Balance	$2,782	$2,062	$1,126	$1,616	$934	$1,101	$163	$9,784

The following table details activity in the allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2011.

Three-month period ended June 30, 2011
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2011	$3,403	$2,870	$2,120	$1,030	$1,401	$689	$199	$11,712
Provision for loan losses	681	15	639	83	(16)	9	79	1,490

Charge-offs	(458)	(1,406)	(320)	(173)	(198)	(228)	—	(2,783)
Recoveries	3	147	116	10	51	38	—	365
Net charge-offs	(455)	(1,259)	(204)	(163)	(147)	(190)	—	(2,418)
Balance as of June 30, 2011	3,629	1,626	2,555	950	1,238	508	278	10,784

Six-month period ended June 30, 2011
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Provision for loan losses	482	935	618	300	(334)	276	203	2,480

Charge-offs	(636)	(1,413)	(320)	(191)	(198)	(448)	—	(3,206)
Recoveries	22	147	116	11	51	124	—	471
Net charge-offs	(614)	(1,266)	(204)	(180)	(147)	(324)	—	(2,735)
Balance as of June 30, 2011	3,629	1,626	2,555	950	1,238	508	278	10,784

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

The Company’s investment in loans as of June 30, 2012, June 30, 2011, and December 31, 2011 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2012
Loans individually evaluated for impairment	$3,822	$5,238	$1,379	$3,987	$1,127	$1,072	$16,625
Loans collectively evaluated for impairment	91,284	180,942	44,253	46,925	6,604	60,419	430,427
Ending Balance	$95,106	$186,180	$45,632	$50,912	$7,731	$61,491	$447,052

June 30, 2011
Loans individually evaluated for impairment	$3,760	$12,202	$1,843	$5,751	$1,396	$301	$25,253
Loans collectively evaluated for impairment	77,628	169,798	50,121	45,688	6,535	67,108	416,878
Ending Balance	$81,388	$182,000	$51,964	$51,439	$7,931	$67,409	$442,131

December 31, 2011
Loans individually evaluated for impairment	$3,488	$4,269	$3,598	$5,069	$1,147	$655	$18,226
Loans collectively evaluated for impairment	88,426	171,524	48,466	46,517	6,345	63,495	424,773
Ending Balance	$91,914	$175,793	$52,064	$51,586	$7,492	$64,150	$442,999

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2012 for cash proceeds equal to the fair value of the loans.

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

At June 30, 2012, the Company had $3,220,000 of mortgage loans held-for-sale.  At June 30, 2012 and December 31, 2011, the Company serviced real estate mortgage loans for others of $221,588,000 and $211,535,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2012 and December 31, 2011.

	(in thousands)
	December 31, 2011	Additions	Reductions	June 30, 2012

Mortgage servicing rights	$1,636	$312	$241	$1,707
Valuation allowance	(347)	(59)	—	(406)
Mortgage servicing rights, net of valuation allowance	$1,289	$253	$241	$1,301

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2012 and 2011.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income	$1,207	$795	$2,299	$1,561
Preferred stock dividend and accretion	$(286)	$(251)	$(571)	$(500)
Net income available to common shareholders	$921	$544	$1,728	$1,061

Weighted average common shares outstanding	9,201,668	9,161,336	9,197,489	9,154,757
Basic EPS	$0.10	$0.06	$0.19	$0.12

Diluted earnings per share:
Net income	$1,207	$795	$2,299	$1,561
Preferred stock dividend and accretion	$(286)	$(251)	$(571)	$(500)
Net income available to common shareholders	$921	$544	$1,728	$1,061

Weighted average common shares outstanding	9,201,668	9,161,336	9,197,489	9,154,757

Effect of dilutive shares	24,000	1,141	25,213	1,756

Adjusted weighted average common shares outstanding	9,225,668	9,162,477	9,222,702	9,156,513
Diluted EPS	$0.10	$0.06	$0.19	$0.12

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 349,809 shares and 399,230 shares for the three months ended June 30, 2012 and 2011, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 346,380 shares and 407,045 shares for the six months ended June 30, 2012 and 2011, respectively.  There were no non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect for the three-month and six-month periods ended June 30, 2012.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect amounted to 45,570 shares for the three-month and six-month periods ended June 30, 2011.  In addition, warrants for 352,977 shares issued to the U.S. Treasury were not used in the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2011 because they would have had an anti-dilutive effect.

5.    STOCK PLANS

On January 26, 2012, the Board of Directors of the Company declared a 1% stock dividend payable as of March 30, 2012.  All options outstanding and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	375,563	$11.94

Granted	—	—

Expired	—	—

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	375,563	$11.94	$77,107	3.38

Exercisable (vested) at End of Period	339,313	$12.71	$29,659	2.80

The following table presents the activity related to stock options for the six months ended June 30, 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	421,697	$11.65

Granted	14,975	$5.00

Expired	(61,109)	$8.24

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	375,563	$11.94	$77,107	3.38

Exercisable (vested) at End of Period	339,313	$12.71	$29,659	2.80

The weighted average fair value of options granted during the six-month period ended June 30, 2012 was $2.40 per share.

As of June 30, 2012, there was $70,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.86 years.

There was $14,000 of recognized compensation cost related to stock options for the six months ended June 30, 2012.

A summary of the weighted average assumptions used in valuing stock options during the three months and six months ended June 30, 2012 is presented below.

	Three Months Ended	Six months Ended
	June 30, 2012*	June 30, 2012
Risk Free Interest Rate	—	2.37%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	53.06%
    * There were no stock options or restricted stock granted during the three-month period ended June 30, 2012.

The following table presents the activity related to restricted stock for the three months ended June 30, 2012.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	46,781	$4.62

Granted	—	—

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—

Restricted stock outstanding at End of Period	46,781	$4.62	$280,686	8.35

The following table presents the activity related to restricted stock for the six months ended June 30, 2012.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	46,013	$7.16

Granted	13,193	$5.00

Cancelled / Forfeited	(529)	$9.79

Exercised/Released/Vested	(11,896)	$14.64

Restricted stock outstanding at End of Period	46,781	$4.62	$280,686	8.35

The weighted average fair value of restricted stock granted during the six-month period ended June 30, 2012 was $5.00 per share.

As of June 30, 2012, there was $130,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.87 years.

There was $31,000 of recognized compensation cost related to restricted stock awards for the six months ended June 30, 2012.

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

As of June 30, 2012, there was $14,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $14,000 of recognized compensation cost related to ESPP issuances for the six-month period ended June 30, 2012.

The weighted average fair value at issuances date during the six-month period ended June 30, 2012 was $0.99.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months and six months ended June 30, 2012 is presented below.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Risk Free Interest Rate	0.10%	0.10%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	20.00%	20.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At June 30, 2012 there were no loans held-for-sale that required a write-down.

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

At June 30, 2012, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012.
	(in thousands)
June 30, 2012	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,058	$2,058	$—	$—
Securities of U.S. government
agencies and corporations	27,560	—	27,560	—
Obligations of states and
political subdivisions	27,662	—	27,662	—
Collateralized mortgage obligations	5,304	—	5,304
Mortgage-backed securities	120,746	—	120,746	—

Total investments at fair value	$183,330	$2,058	$181,272	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011.
	(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,314	$2,314	$—	$—
Securities of U.S. government
agencies and corporations	37,014	—	37,014	—
Obligations of states and
political subdivisions	20,617	—	20,617	—
Mortgage-backed securities	100,296	—	100,296	—

Total investments at fair value	$160,241	$2,314	$157,927	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market where fair value is below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2012.

	(in thousands)
June 30, 2012	Total	Level 1	Level 2	Level 3
Impaired loans	$5,799	$—	$—	$5,799
Loan servicing rights	1,301	—	—	1,301

Total assets at fair value	$7,100	$—	$—	$7,100

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2011.

	(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Impaired loans	$4,008	$—	$—	$4,008
Other real estate owned	1,001	—	—	1,001
Loan servicing rights	1,289	—	—	1,289

Total assets at fair value	$6,298	$—	$—	$6,298

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2012 and December 31, 2011.

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

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2012 and December 31, 2011 are approximately as follows:

		June 30, 2012
(in thousands)	Level	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$117,802	$117,802
Other equity securities	2	3,607	3,607
Loans:
Net loans	3	437,941	435,666
Loans held-for-sale	2	3,220	3,364
Interest receivable	2	2,731	2,731
Financial liabilities:
Deposits	3	687,182	676,175
Interest payable	2	107	107

	December 31, 2011
(in thousands)	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$140,172	$140,172
Other equity securities	3,075	3,075
Loans:
Net loans	432,789	430,071
Loans held-for-sale	2,832	2,917
Interest receivable	2,710	2,710
Financial liabilities:
Deposits	678,958	671,399
FHLB advances and other borrowings	7,000	7,070
Interest payable	134	134

9.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2012 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses		Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$2,046	$12	$—		$2,058
Securities of U.S. government agencies and corporations	27,359	201	__		27,560
Obligations of states and political subdivisions	26,419	1,301	(58)		27,662
Collateralized mortgage obligations	5,285	24	(5	)—	5,304
Mortgage-backed securities	119,547	1,236	(37)		120,746

Total debt securities	$180,656	$2,774	$(100)		$183,330

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

There were no proceeds from sales of available-for-sale securities for the six-month and three-month periods ended June 30, 2012.  Proceeds from sales of available-for-sale securities were $18,082,000 for the six-month and three-month periods ended June 30, 2011. Gross realized gains from calls of available-for-sale securities were $1 and $0 for the six-month and three-month periods ended June 30, 2012, respectively.  Gross realized gains from available-for-sale securities were $456,000 for the six-month and three-month periods ended June 30, 2011.  There were no gross realized losses from sales of available-for-sale securities for the six-month and three-month periods ended June 30, 2012 and June 30, 2011.

The amortized cost and estimated market value of debt and other securities at June 30, 2012, by contractual maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$16,999	$17,111
Due after one year through five years	120,908	122,099
Due after five years through ten years	32,210	32,986
Due after ten years	10,539	11,134

	$180,656	$183,330

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $102,633,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2012, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	4,354	(58)	—	—	4,354	(58)

Mortgaged-backed securities	4,941	(37)	—	—	4,941	(37)

Collateralized Mortgage Obligations	2,794	(5)	—	—	2,794	(5)

Total	$12,089	$(100)	—	—	$12,089	$(100)

No decline in value was considered “other-than-temporary” during 2012.  Twelve securities that had a fair value of $12,089,000 and a total unrealized loss of $100,000 have been in an unrealized loss position for less than twelve months as of June 30, 2012. The declines in fair value were primarily attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $20,964,000 and $34,206,000 at June 30,, 2012 and December 31, 2011, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income for the three-month period ended June 30, 2012.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of March 31, 2012	$1,344	$(495)	$849
Current period other comprehensive income	260	—	260
Balance as of June 30, 2012	$1,604	$(495)	$1,109

The following table details activity in accumulated other comprehensive income for the six-month period ended June 30, 2012.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$758	$(495)	$263
Current period other comprehensive income	846	—	846
Balance as of June 30, 2012	$1,604	$(495)	$1,109

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

Significant results and developments during the second quarter and year-to-date 2012 include:

• Net income of $2.3 million for the six months ended June 30, 2012, up 43.8% from the $1.6 million for the same fiscal period last year.

• Net income available to common stockholders of $1.7 million for the six months ended June 30, 2012, up 54.5% from the $1.1 million for the same fiscal period last year.

• Diluted income per share for the six-month period ended June 30, 2012 was $0.19, up 58.3% from the diluted income per share of $0.12 reported in the same period last year.

• Net interest income decreased in the six months ended June 30, 2012 by $20,000, or 0.15%, to $12.93 million from $12.95 million in the same period last year.  The decrease in net interest income was primarily attributable to a decrease in interest yields, partially offset by a decrease in interest costs.  Net interest margin decreased from 3.77% for the six-month period ending June 30, 2011 to 3.54% for the same period ending June 30, 2012.

• Provision for loan losses of $1.23 million for the six-month period ended June 30, 2012 compared to a provision for loan losses of $2.48 million for the same period in 2011.

• Total assets at June 30, 2012 were $785.1 million, an increase of $3.9 million, or 0.5%, from levels at December 31, 2011.

• Total net loans at June 30, 2012 (including loans held-for-sale) increased $5.5 million, or 1.3%, to $441.2 million compared to December 31, 2011.

• Total investment securities at June 30, 2012 increased $23.1 million, or 14.4%, to $183.3 million compared to December 31, 2011.

• Total deposits of $687.2 million at June 30, 2012, represented an increase of $8.2 million, or 1.2%, compared to December 31, 2011.

• Net income of $1.2 million for the three months ended June 30, 2012, up 50.0% from the $0.8 million for the same fiscal period last year.

• Net income available to common stockholders of $0.9 million for the three months ended June 30, 2012, up 80.0% from the $0.5 million for the same fiscal period last year.

• Diluted income per share for the three-month period ended June 30, 2012 was $0.10, up 66.7% from the diluted income per share of $0.06 reported in the same period last year.

SUMMARY

The Company recorded net income of $2,299,000 for the six-month period ended June 30, 2012, representing an increase of $738,000 from net income of $1,561,000 for the same period in 2011.

The following tables present a summary of the results for the three-month and six-month periods ended June 30, 2012 and 2011, and a summary of financial condition at June 30, 2012 and December 31, 2011.

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

(in thousands except for per share amounts)
For the Period:

Net Income	$1,207	$795	$2,299	$1,561

Basic Earnings Per Common Share	$0.10	$0.06	$0.19	$0.12

Diluted Earnings Per Common Share	$0.10	$0.06	$0.19	$0.12

	June 30, 2012	December 31, 2011

(in thousands except for ratios)
At Period End:

Total Assets	$785,050	$781,150

Total Loans, Net (including loans held-for-sale)	$441,161	$435,621

Total Investment Securities	$183,330	$160,241

Total Deposits	$687,182	$678,958

Loan-To-Deposit Ratio	64.2%	64.2%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	June 30, 2012			June 30, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$432,772	$6,044	5.60%	$426,369	$6,346	5.97%
Interest bearing due from banks	109,816	95	0.35%	130,388	91	0.28%
Investment securities, taxable	178,262	798	1.80%	121,596	688	2.27%
Investment securities, non-taxable (2)	10,482	103	3.94%	10,266	108	4.22%
Other interest earning assets	3,438	8	0.93%	2,992	4	0.54%
Total average interest-earning assets	734,770	7,048	3.85%	691,611	7,237	4.20%
Non-interest-earning assets:
Cash and due from banks	15,207			15,571
Premises and equipment, net	8,116			8,133
Other real estate owned	975			2,312
Interest receivable and other assets	31,418			33,302
Total average assets	790,486			750,929

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	164,820	92	0.22%	151,452	86	0.23%
Savings and MMDA’s	212,556	176	0.33%	207,707	232	0.45%
Time, under $100,000	37,582	52	0.55%	39,507	61	0.62%
Time, $100,000 and over	62,087	118	0.76%	65,037	175	1.08%
FHLB advances and other borrowings	6,846	69	4.04%	10,150	91	3.60%
Total average interest-bearing liabilities	483,891	507	0.42%	473,853	645	0.55%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	214,242			189,611
Interest payable and other liabilities	6,967			6,954
Total liabilities	705,100			670,418
Total average stockholders’ equity	85,386			80,511
Total average liabilities and stockholders’ equity	$790,486			$750,929
Net interest income and net interest margin (3)		$6,541	3.57%		$6,592	3.82%

1.  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $256 and $168 for the three months ended June 30, 2012 and 2011, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended			Six months ended
	June 30, 2012			June 30, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$427,383	$12,034	5.65%	$428,776	$12,603	5.93%
Interest bearing due from banks	120,785	174	0.29%	138,175	176	0.26%
Investment securities, taxable	171,196	1,578	1.85%	112,872	1,258	2.25%
Investment securities, non-taxable (2)	10,500	207	3.95%	10,335	219	4.27%
Other interest earning assets	3,257	12	0.74%	2,908	4	0.28%
Total average interest-earning assets	733,121	14,005	3.83%	693,066	14,260	4.15%
Non-interest-earning assets:
Cash and due from banks	15,446			15,675
Premises and equipment, net	8,100			8,075
Other real estate owned	1,160			2,788
Interest receivable and other assets	31,731			32,968
Total average assets	789,558			752,572

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	162,996	182	0.22%	149,638	171	0.23%
Savings and MMDA’s	215,323	371	0.35%	209,723	474	0.46%
Time, under $100,000	37,769	106	0.56%	39,659	124	0.63%
Time, $100,000 and over	64,934	271	0.84%	66,295	356	1.08%
FHLB advances and other borrowings	6,923	141	4.08%	10,143	181	3.60%
Total average interest-bearing liabilities	487,945	1,071	0.44%	475,458	1,306	0.55%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	210,258			190,612
Interest payable and other liabilities	6,948			6,658
Total liabilities	705,151			672,728
Total average stockholders’ equity	84,407			79,844
Total average liabilities and stockholders’ equity	$789,558			$752,572
Net interest income and net interest margin (3)		$12,934	3.54%		$12,954	3.77%

1.  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $454 and $358 for the six months ended June 30, 2012 and 2011, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $22,370,000 decrease in cash and cash equivalents, a $23,089,000 increase in investment securities available-for-sale, a $5,152,000 increase in net loans held-for-investment, a $532,000 increase in other interest earning assets, a $1,325,000 decrease in other real estate owned and a $1,541,000 decrease in interest receivable and other assets from December 31, 2011 to June 30, 2012.  The decrease in cash and cash equivalents was due to a decrease in non-interest bearing due from bank accounts and interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of agency bonds, municipal securities, collateralized mortgage obligations, and mortgage backed securities, slightly offset by calls of agency bonds.  The increase in loans held-for-investment was due to increases in the following loan categories as a result of increased loan demand: equipment; financed equipment leases; true equipment leases; real estate commercial and construction.  The increase in loans held-for-investment was partially offset by decreases in the following loan categories:  commercial and industrial; agricultural; consumer; real estate; real estate SBA (Small Business Administration); home equity lines.  The increase in other interest earning assets was due to purchases of Federal Home Loan Bank stock.  The decrease in other real estate owned is due to the sale of three other real estate owned properties.  The decrease in interest receivable and other assets was mainly due to decreases in accrued income on loans, income taxes receivable, housing tax credits, prepaid expenses and suspense & holdovers, which was partially offset by increases in accrued income on securities and unamortized loan costs.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $8,224,000 from December 31, 2011 to June 30, 2012.  The increase in deposits was due to increases in demand deposits, interest-bearing transaction deposits, and savings and money market accounts, which were partially offset by decreases in time deposits.

Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $7,000,000 from December 31, 2011 to June 30, 2012, due to maturing FHLB advances.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the twelve-month period ended June 30, 2012.

Interest income on loans for the six-month period ended June 30, 2012 was down 4.5% from the same period in 2011, decreasing from $12,603,000 to $12,034,000 and was down 4.8% for the three-month period ended June 30, 2012 over the same period in 2011, from $6,346,000 to $6,044,000.  The decrease in interest income on loans for the six-month period ended June 30, 2012 as compared to the same period a year ago was primarily due to a 28 basis point decrease in loan yields combined with a decrease in average loans.  The decrease in interest income on loans for the three-month period ended June 30, 2012 as compared to the same period a year ago was primarily due to a 37 basis point decrease in loan yields, partially offset by an increase in average loans.  The decrease in loan yields was primarily due to repricing of loans at lower rates.

Interest income on investment securities available-for-sale for the six-month period ended June 30, 2012 was up 20.9% from the same period in 2011, increasing from $1,477,000 to $1,785,000 and was up 13.2% for the three-month period ended June 30, 2012 over the same period in 2011, from $796,000 to $901,000.  The increase in interest income on investment securities for the six-month period ended June 30, 2012 as compared to the same period a year ago was primarily due to an increase in average investment securities, partially offset by a 43 basis point decrease in investment securities yields.  The increase in interest income on investment securities for the three-month period ended June 30, 2012 as compared to the same period a year ago was primarily due to an increase in average investment securities, partially offset by a 51 basis point decrease in investment securities yields.  The decrease in investment securities yields for the three-month and six-month periods ended June 30, 2012 was primarily due to reinvestment of maturing securities at lower rates and purchases of securities at lower rates.

Interest income on interest-bearing due from banks for the six-month period ended June 30, 2012 was down 1.1% from the same period in 2011, decreasing from $176,000 to $174,000 and was up 4.4% for the three-month period ended June 30, 2012 over the same period in 2011, from $91,000 to $95,000.  The decrease in interest income on interest-bearing due from banks for the six-month period ended June 30, 2012 as compared to the same period a year ago was primarily due to a decrease in average interest-bearing due from banks, partially offset by a 3 basis point increase in interest-bearing due from banks yield.  The increase in interest income on interest-bearing due from banks for the three-month period ended June 30, 2012 as compared to the same period a year ago was primarily due to a 7 basis point increase in interest bearing due from banks yield, partially offset by a decrease in average interest-bearing due from banks.

The Company had no Federal Funds sold balances during the three-month and six-month periods ended June 30, 2012 and June 30, 2011.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first six months of 2012 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2012 was down 18.0% from the same period in 2011, decreasing from $1,306,000 to $1,071,000 and was down 21.4% for the three-month period ended June 30, 2012 over the same period in 2011, from $645,000 to $507,000.  The decrease in interest expense during the six-month period ended June 30, 2012 was due to an 11 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in interest expense during the three-month period ended June 30, 2012 was due to a 13 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in average cost of funds for the three-month and six-month periods ended June 30, 2012 is primarily due to the maturing and repricing of time deposits and a change in the mix of interest-bearing liabilities, which resulted in an increase in lower cost deposits.

Provision for Loan Losses

There was a provision for loan losses of $1,226,000 for the six-month period ended June 30, 2012 compared to a provision for loan losses of $2,480,000 for the same period in 2011.  There was a provision for loan losses of $676,000 for the three-month period ended June 30, 2012 compared to a provision for loan losses of $1,490,000 for the same period in 2011.  The allowance for loan losses was approximately $9,784,000, or 2.19% of total loans, at June 30, 2012 compared to $10,408,000, or 2.35% of total loans, at December 31, 2011.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the six-month period in 2012 was primarily due to decreased net charge-offs and decreased loan volumes compared to the six-month period in 2011.  The decrease in the provision for loan losses during the three-month period in 2012 was primarily due to decreased net charge-offs, partially offset by increased loan volumes compared to the three-month period in 2011.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the six-month period ended June 30, 2012 compared to a recovery of provision for unfunded lending commitment losses of $24,000 for the six-month period ended June 30, 2011.  There was no provision for unfunded lending commitment losses for the three-month period ended June 30, 2012 compared to a recovery of provision for unfunded lending commitment losses of $24,000 for the three-month period ended June 30, 2011.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was down 1.9% for the six-month period ended June 30, 2012 from the same period in 2011, decreasing from $4,553,000 to $4,466,000.

This decrease was primarily due to decreases in service charges on deposit accounts, gains on sales of other real estate owned, investment and brokerage services income, loan servicing income, and gains on sales of available for sale securities, which was partially offset by increases in gains on loans held-for-sale, mortgage brokerage income, fiduciary activities income, ATM fees, and signature based transaction fees.  The decrease in service charges on deposit accounts is primarily due to decreases in service charges on checking accounts.  The decrease in gains on other real estate owned was primarily due to three properties sold during the six-month period ended June 30, 2012, compared to five properties sold during the six-month period ended June 30, 2011.  The decrease in investment and brokerage services income was due to a decrease in the demand for those services.  The decrease in loan servicing income was primarily due to an increase in impairment expense and amortization expense, partially offset by an increase in mortgage servicing assets recorded.  The decrease in gains on sales of available for sale securities is primarily due to a decrease in the number of securities sold.  The increase in gains on loans held-for-sale was due to increased sales volume of loans held-for-sale.  The increase in mortgage brokerage income and fiduciary activities income was primarily due to an increase in the demand for those services.  The increase in ATM fees and signature based transaction fees is primarily due to an increase in the volume of transactions.

Other operating income was down 1.1% for the three-month period ended June 30, 2012 from the same period in 2011, decreasing from $2,366,000 to $2,341,000.

This decrease was primarily due to decreases in service charges on deposit accounts, investment and brokerage services income, gains on sales of available for sale securities, and other income, which was partially offset by increases in gains on loans held-for-sale, loan servicing income, fiduciary activities income, and signature based transaction fees.  The decrease in service charges on deposit accounts is primarily due to decreases in service charges on checking accounts.  The decrease in investment and brokerage services income was due to a decrease in the demand for those services.  The decrease in gains on sales of available for sale securities is primarily due to a decrease in the number of securities sold.  The decrease in other income is primarily due to a decrease in rental income on other real estate owned property.  The increase in gains on loans held-for-sale was due to increased sales volume of loans held-for-sale.  The increase in loan servicing income is primarily due to an increase in mortgage servicing assets recorded, partially offset by an increase in amortization expense.  The increase in fiduciary activities income was primarily due to an increase in the demand for those services.  The increase in signature based transaction fees is primarily due to an increase in the volume of transactions.

Other Operating Expenses

Total other operating expenses were down 1.5% for the six-month period ended June 30, 2012 from the same period in 2011, decreasing from $13,220,000 to $13,018,000.

The decrease was primarily due to decreases in occupancy and equipment expense, advertising, directors’ fees, and other real estate owned expense and impairment, which was partially offset by increases in salaries and employee benefits, data processing, and other expenses.  The decrease in occupancy and equipment expense was primarily due to decreases in branch moving expenses, rent expense and utilities expense due to renegotiated leases.  The decrease in directors’ fees was primarily due to a decrease in the number of meetings.  The decrease in other real estate owned expense and impairment was due to a decrease in write-downs and maintenance expenses.  The increase in salaries and employee benefits was primarily due to increases in commissions, contingent compensation, and profit sharing expense, which was partially offset by a decrease in worker’s compensation insurance expense.  The increase in data processing expenses was primarily due to increases in general data processing costs and increases in contract pricing.  The increase in other expenses is primarily due to increases in consulting fees and loan origination expense, which was partially offset by decreases in FDIC assessments.

Total other operating expenses were down 0.2% for the three-month period ended June 30, 2012 from the same period in 2011, decreasing from $6,536,000 to $6,526,000.

The decrease was primarily due to decreases in occupancy and equipment expense, advertising, and other real estate owned expense and impairment, which was partially offset by increases in salaries and employee benefits, data processing, and other expenses.  The decrease in occupancy and equipment expense was primarily due to decreases in branch moving expenses, rent expense and utilities expense due to renegotiated leases.  The decrease in other real estate owned expense and impairment was due to a decrease in write-downs and maintenance expenses.  The increase in salaries and employee benefits was primarily due to increases in commissions, contingent compensation, and profit sharing expense, which was partially offset by a decrease in worker’s compensation insurance expense.  The increase in data processing expenses was primarily due to increases in general data processing costs.  The increase in other expenses is primarily due to increases in consulting fees, loan origination expense, and sundry losses, which was partially offset by decreases in FDIC assessments and legal fees.

The following table sets forth other miscellaneous operating expenses by category for the three-month and six-month periods ended June 30, 2012 and 2011.

	(in thousands)

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Other miscellaneous operating expenses
Recovery of provision for unfunded loan commitments expense	$—	$(24)	$—	$(24)
FDIC assessments	93	184	274	472
Contributions	32	27	52	43
Legal fees	47	81	127	127
Accounting and audit fees	81	97	146	196
Consulting fees	137	89	225	158
Postage expense	99	95	168	192
Telephone expense	41	54	98	106
Public relations	51	34	94	67
Training expense	30	35	55	58
Loan origination expense	127	55	288	58
Computer software depreciation	37	48	76	86
Sundry losses (recovery)	24	(27)	41	16
Loan collection expense	54	40	111	94
Other miscellaneous expense	335	374	690	735

Total other miscellaneous operating expenses	$1,188	$1,162	$2,445	$2,384

Income Taxes

The Company’s tax rate, the  Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the six months ended June 30, 2012, the Company’s expense for income taxes increased $611,000 from the same period last year, from $246,000 to $857,000.

In the three months ended June 30, 2012, the Company’s expense for income taxes increased $336,000 from the same period last year, from $137,000 to $473,000.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2012	December 31, 2011

Undisbursed loan commitments	$152,286	$146,778
Standby letters of credit	1,584	1,872
Commitments to sell loans	6,324	7,530
	$160,194	$156,180

The reserve for unfunded lending commitments amounted to $793,000 at June 30, 2012 and December 31, 2011, respectively.  The reserve for unfunded lending commitments is included in other liabilities.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2012, March 31, 2012, and December 31, 2011.

	At June 30, 2012			At March 31, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$1,006	$—	$1,006	$995	$—	$995
Residential construction	42	—	42	203	—	203
Commercial real estate	4,057	—	4,057	3,481	—	3,481
Agriculture	899	—	899	991	—	991
Commercial	3,042	124	2,918	3,123	62	3,061
Consumer	236	52	184	422	54	368
Total non-accrual loans	$9,282	$176	$9,106	$9,215	$116	$9,099

	At December 31, 2011
	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$1,334	$—	$1,334
Residential construction	48	—	48
Commercial real estate	3,071	—	3,071
Agriculture	992	—	992
Commercial	2,905	62	2,843
Consumer	360	—	360
Total non-accrual loans	$8,710	$62	$8,648

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

Non-accrual loans amounted to $9,282,000 at June 30, 2012 and were comprised of four residential mortgage loans totaling $1,006,000, one residential construction loans totaling $42,000, eight commercial real estate loans totaling $4,057,000, one agricultural loan totaling $899,000, eleven commercial loans totaling $3,042,000 and five consumer loans totaling $236,000.  Non-accrual loans amounted to $8,710,000 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334,000, one residential construction loan totaling $48,000, six commercial real estate loans totaling $3,071,000, one agricultural loan totaling $992,000, twelve commercial loans totaling $2,905,000 and five consumer loans totaling $360,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of June 30, 2012, totaled approximately $5,875,000 or 63% of total non-accrual loans and consisted of three commercial real estate loans totaling $3,104,000, supported by commercial properties located within the Company’s market area, one agricultural loan totaling $899,000, supported by real property located within the Company’s market area and one commercial and industrial loan totaling $1,872,000, supported by the business assets of the borrower.  The collateral securing these loans is generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2011, totaled approximately $6,181,000 or 71% of total non-accrual loans and consisted of one residential mortgage loan totaling $726,000, supported by residential property located within the Company’s market area, two commercial real estate loans totaling $2,626,000, supported by commercial properties located within the Company’s market area, one agricultural loan totaling $992,000, supported by real property located within the Company’s market area and one commercial and industrial loan totaling $1,837,000, supported by the business assets of the borrower.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at June 30, 2012 and December 31, 2011 consisting of loans on non-accrual status totaled $9,282,000 and $8,710,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $7,343,000 and $9,516,000 at June 30, 2012 and December 31, 2011, respectively.  Performing impaired loans at June 30, 2012 consist of loans modified as troubled debt restructurings totaling $5,607,000 and other impaired loans totaling $1,736,000 which the Company expects to collect all principal and interest due and are performing satisfactorily.  Additionally, these loans are not on non-accrual status.  The majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $867,000, or 8.7% to $9,106,000 during the first six months of 2012.  Non-performing assets, net of guarantees, represent 1.2% of total assets at June 30, 2012.

	At June 30, 2012			At March 31, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$9,282	$176	$9,106	$9,215	$116	$9,099
Loans 90 days past due and still accruing	—	—	—	29	—	29

Total non-performing loans	9,282	176	9,106	9,244	116	9,128
Other real estate owned	—	—	—	1,618	—	1,618
Total non-performing assets	9,282	176	9,106	10,862	116	10,746

Non-performing loans to total loans			2.0%			2.1%
Non-performing assets to total assets			1.2%			1.4%
Allowance for loan and lease losses to non-performing loans			107.5%			113.5%

	At December 31, 2011
	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$8,710	$62	$8,648
Loans 90 days past due and still accruing	—	—	—

Total non-performing loans	8,710	62	8,648
Other real estate owned	1,325	—	1,325
Total non-performing assets	10,035	62	9,973

Non-performing loans to total loans			2.0%
Non-performing assets to total assets			1.3%
Allowance for loan and lease losses to non-performing loans			120.4%

The Company had no loans 90 days past due and still accruing at June 30, 2012 and December 31, 2011.

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

OREO amounted to $0 and $1,325,000 as of June 30, 2012 and December 31, 2011, respectively.  The decrease in OREO at June 30, 2012 from the balance at December 31, 2011 was due to the sale of three properties.

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

The following table summarizes the Allowance for Loan Losses of the Company during the six-month periods ended June 30, 2012 and 2011, and for the year ended December 31, 2011.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2012	2011	2011

Balance at beginning of period	$10,408	$11,039	$11,039
Provision for loan losses	1,226	2,480	5,138
Loans charged-off:
Commercial	(1,079)	(636)	(2,381)
Commercial Real Estate	(342)	(1,413)	(2,000)
Agriculture	(115)	(320)	(860)
Residential mortgage	(31)	(191)	(272)
Residential construction	(161)	(198)	(197)
Consumer loans to individuals	(634)	(448)	(932)

Total charged-off	(2,362)	(3,206)	(6,642)

Recoveries:
Commercial	237	22	185
Commercial Real Estate	—	147	288
Agriculture	3	116	142
Residential mortgage	—	11	11
Residential construction	224	51	71
Consumer loans to individuals	48	124	176

Total recoveries	512	471	873

Net charge-offs	(1,850)	(2,735)	(5,769)

Balance at end of period	$9,784	$10,784	$10,408

Ratio of net charge-offs
To average loans outstanding during the period	(0.43%)	(0.62%)	(1.34%)
Allowance for loan losses
To total loans at the end of the period	2.19%	2.44%	2.35%
To non-performing loans, net of guarantees at the end of the period	107.5%	75.40%	120.4%

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2012, the Company had the following deposit mix: 31.3% in savings and MMDA deposits, 14.3% in time deposits, 24.4% in interest-bearing transaction deposits and 30.0% in non-interest-bearing transaction deposits.  At December 31, 2011, the Company had the following deposit mix: 30.9% in savings and MMDA deposits, 15.7% in time deposits, 23.7% in interest-bearing transaction deposits and 29.7% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2012 and December 31, 2011 are summarized as follows:

	(in thousands)
	June 30, 2012	December 31, 2011
Three months or less	$20,577	$24,823
Over three to twelve months	34,429	37,170
Over twelve months	6,043	5,896
Total	$61,049	$67,889

The decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 64.2% on June 30, 2012.  In addition, on June 30, 2012, the Company had the following short-term investments:  $3,022,000 in securities due within one year or less; and $16,110,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $36,000,000 at June 30, 2012; additionally, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at June 30, 2012 of $143,875,000.  The line of credit with FHLB is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2012, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2012.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$79,138	10.08%	5.0%
Tier 1 Risk-Based	$79,138	16.53%	6.0%
Total Risk-Based	$85,178	17.79%	10.0%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2012, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2012.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. – EXHIBITS

Exhibit Number	Description of Document
10.1	Employment agreement for Louise A. Walker, President and Chief Executive Officer

10.2	Employment agreement for Jeremiah Z. Smith, Executive Vice President and Chief Financial Officer

10.3	Employment agreement for Patrick S. Day, Executive Vice President and Chief Credit Officer

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 9, 2012	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)