Form 10-Q
period 2012-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2012-11-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares of Common Stock outstanding as of November 8, 2012 was 9,248,449.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except shares and share amounts)	2012	2011

Assets

Cash and cash equivalents	$129,212	$140,172
Investment securities – available-for-sale	182,943	160,241
Loans, net of allowance for loan losses of $9,817 at September 30, 2012
and $10,408 at December 31, 2011	444,803	432,789
Loans held-for-sale	5,929	2,832
Stock in Federal Home Loan Bank and other equity securities, at cost	3,607	3,075
Premises and equipment, net	7,929	8,054
Other real estate owned	899	1,325
Interest receivable and other assets	30,243	32,662

Total Assets	$805,565	$781,150

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$219,515	$201,865
Interest-bearing transaction deposits	174,980	160,956
Savings and MMDA's	218,815	209,853
Time, under $100,000	36,271	38,395
Time, $100,000 and over	56,276	67,889
Total deposits	705,857	678,958

Federal Home Loan Bank advances and other borrowings	—	7,000
Interest payable and other liabilities	7,985	7,490

Total Liabilities	713,842	693,448

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 22,847 issued and outstanding at
September 30, 2012 and December 31, 2011	22,847	22,847
Common stock, no par value; 16,000,000 shares authorized;
9,248,449 shares issued and outstanding at September 30, 2012 and
9,144,998 shares issued and outstanding at December 31, 2011	63,289	62,751
Additional paid-in capital	977	977
Retained earnings	3,056	864
Accumulated other comprehensive income, net	1,554	263
Total Stockholders’ Equity	91,723	87,702

Total Liabilities and Stockholders’ Equity	$805,565	$781,150

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(in thousands, except per share amounts)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest and dividend income:
Loans	$6,211	$6,480	$18,245	$19,083
Due from banks interest bearing accounts	77	72	251	248
Investment securities
Taxable	756	663	2,334	1,921
Non-taxable	103	106	310	325
Other earning assets	5	2	17	6
Total interest and dividend income	7,152	7,323	21,157	21,583
Interest expense:
Deposits	375	524	1,305	1,649
Other borrowings	—	72	141	253
Total interest expense	375	596	1,446	1,902
Net interest income	6,777	6,727	19,711	19,681
Provision for loan losses	825	1,190	2,051	3,670
Net interest income after provision for loan losses	5,952	5,537	17,660	16,011
Other operating income:
Service charges on deposit accounts	697	723	2,023	2,136
Gains on sales of other real estate owned	—	13	17	228
Gains on sales of loans held-for-sale	510	176	1,410	444
Investment and brokerage services income	258	365	761	905
Mortgage brokerage income	28	12	74	39
Loan servicing income	67	5	351	393
Fiduciary activities income	133	99	361	285
ATM fees	107	125	365	349
Signature based transaction fees	283	248	797	692
Gains on calls/sales of available-for-sale securities	—	177	1	633
Other income	223	511	612	903
Total other operating income	2,306	2,454	6,772	7,007
Other operating expenses:
Salaries and employee benefits	3,901	3,885	11,625	11,219
Occupancy and equipment	665	738	2,149	2,370
Data processing	400	443	1,220	1,227
Stationery and supplies	92	67	263	230
Advertising	69	137	273	422
Directors’ fees	56	52	166	176
Other real estate owned expense and impairment	3	148	63	662
Other expense	1,284	1,318	3,729	3,702
Total other operating expenses	6,470	6,788	19,488	20,008
Income before income tax expense	1,788	1,203	4,944	3,010
Income tax expense	584	255	1,441	501

Net income	$1,204	$948	$3,503	$2,509

Preferred stock dividends and accretion	$(286)	$(607)	$(857)	$(1,107)
Net income available to common stockholders	$918	$341	$2,646	$1,402

Basic income per share	$0.10	$0.04	$0.29	$0.15
Diluted income per share	$0.10	$0.04	$0.29	$0.15

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	Ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$1,204	$948	$3,503	$2,509
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period, net of tax effect of $295 and $488 for the three-month periods ended September 30, 2012 and September 30, 2011, respectively, and $861 and $1,198 for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively	445	730	1,292	1,798
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $0 and $71 for the three-month periods ended September 30, 2012 and September 30, 2011, respectively, and $0 and $253 for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively	—	(106)	(1)	(380)
Other comprehensive income	$445	$624	$1,291	$1,418

Comprehensive income	$1,649	$1,572	$4,794	$3,927

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Income	Total

Balance at December 31, 2011	22,847	$22,847	9,144,998	$62,751	$977	$864	$263	$87,702

Net income						3,503		3,503

Other comprehensive income							1,291	1,291

1% stock dividend			91,052	451		(451)		—
Dividend on preferred stock						(857)		(857)
Cash in lieu of fractional shares						(3)		(3)
Stock-based compensation and related tax benefits				87				87
Common shares issued related to restricted stock grants, net			12,399		`			—

Balance at September 30, 2012	22,847	$22,847	9,248,449	$63,289	$977	$3,056	$1,554	$91,723

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows From Operating Activities
Net Income	$3,503	2,509
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	518	554
Valuation adjustment on mortgage servicing rights	141	(105)
Provision for loan losses	2,051	3,670
Stock plan accruals	87	128
Gains on calls/sales of available-for-sale securities	(1)	(633)
Gains on sales of other real estate owned	(17)	(228)
Impairment on other real estate owned	16	431
Gains on sales of loans held-for-sale	(1,410)	(444)
Proceeds from sales of loans held-for-sale	59,496	23,412
Originations of loans held-for-sale	(61,183)	(24,042)
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	1,417	(1,882)
Increase in interest payable and other liabilities	495	99
Net cash provided by operating activities	5,113	3,469

Cash Flows From Investing Activities
Net increase in investment securities	(20,549)	(28,407)
Net (increase) decrease in loans	(16,040)	7,133
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(532)	(252)
Proceeds from the sale of other real estate owned	2,402	3,089
Purchases of premises and equipment, net	(393)	(557)
Net cash used in investing activities	(35,112)	(18,994)

Cash Flows From Financing Activities
Net increase in deposits	26,899	22,514
Net decrease in FHLB advances and other borrowings	(7,000)	(2,029)
Proceeds from issuance of preferred stock	—	22,847
Redemption of preferred stock	—	(17,390)
Cash dividends paid in lieu of fractional shares	(3)	—
Cash dividends paid on preferred stock	(857)	(660)
Net cash provided by financing activities	19,039	25,282

Net (decrease) increase in Cash and Cash Equivalents	(10,960)	9,757
Cash and Cash Equivalents, beginning of period	140,172	139,707
Cash and Cash Equivalents, end of period	$129,212	149,464

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,477	$1,937
Income Taxes	$1,294	$1,067

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock accretion	$—	$446
Stock dividend distributed	$451	$—
Transfer of loans held-for-investment to other real estate owned	$1,975	$3,197
Unrealized holding gains on available for sale securities, net of taxes	$1,291	$1,418

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011 and December 31, 2011

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

Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	September 30, 2012	December 31, 2011

Commercial	$93,888	$91,914
Commercial Real Estate	192,750	175,793
Agriculture	49,103	52,064
Residential Mortgage	49,652	51,586
Residential Construction	7,582	7,492
Consumer	60,872	64,150

	453,847	442,999
Allowance for loan losses	(9,817)	(10,408)
Net deferred origination fees and costs	773	198

Loans, net	$444,803	$432,789

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

As of September 30, 2012, approximately 42% in principal amount of the Company’s loans were secured by commercial real estate, which consists of construction and land development loans and real estate loans.  Approximately 11% of the Company’s loans were residential mortgage loans.  Approximately 2% of the Company’s loans were residential construction loans.  Approximately 11% of the Company’s loans were for agriculture and 21% of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 13% of the Company’s loans were consumer loans.

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

All loans at September 30, 2012 and December 31, 2011 were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and Federal Reserve.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of September 30, 2012 and December 31, 2011 were as follows:

($ in thousands)	September 30, 2012	December 31, 2011

Commercial	$2,916	$2,905
Commercial Real Estate	3,628	3,071
Agriculture	-	992
Residential Mortgage	2,136	1,334
Residential Construction	42	48
Consumer	230	360

	$8,952	$8,710

Non-accrual loans amounted to $8,952,000 at September 30, 2012 and were comprised of seven residential mortgage loans totaling $2,136,000, one residential construction loan totaling $42,000, six commercial real estate loans totaling $3,628,000, eleven commercial loans totaling $2,916,000 and five consumer loans totaling $230,000.  Non-accrual loans amounted to $8,710,000 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334,000, one residential construction loan totaling $48,000, six commercial real estate loans totaling $3,071,000, one agricultural loan totaling $992,000, twelve commercial loans totaling $2,905,000 and five consumer loans totaling $360,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of September 30, 2012 and December 31, 2011 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
September 30, 2012
Commercial	$859	$859	$148	$1,866	$92,022	$93,888
Commercial Real Estate	1,067	—	3,481	4,548	188,202	192,750
Agriculture	—	—	—	—	49,103	49,103
Residential Mortgage	602	136	1,276	2,014	47,638	49,652
Residential Construction	109	—	42	151	7,431	7,582
Consumer	1	171	127	299	60,573	60,872
Total	$2,638	$1,166	$5,074	$8,878	$444,969	$453,847

December 31, 2011
Commercial	$1,051	$166	$113	$1,330	$90,584	$91,914
Commercial Real Estate	—	2,746	446	3,192	172,601	175,793
Agriculture	—	—	991	991	51,073	52,064
Residential Mortgage	792	420	426	1,638	49,948	51,586
Residential Construction	273	—	48	321	7,171	7,492
Consumer	20	212	225	457	63,693	64,150
Total	$2,136	$3,544	$2,249	$7,929	$435,070	$442,999

The Company had no loans 90 days or more past due and still accruing at September 30, 2012 and December 31, 2011.

Impaired Loans

Impaired loans, segregated by loan class, as of September 30, 2012 and December 31, 2011 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2012
Commercial	$3,944	$2,793	$811	$3,604	$152
Commercial Real Estate	5,439	3,628	1,172	4,800	19
Agriculture	—	—	—	—	—
Residential Mortgage	5,912	2,136	2,769	4,905	497
Residential Construction	1,360	42	1,105	1,147	563
Consumer	998	230	634	864	86
Total	$17,653	$8,829	$6,491	$15,320	$1,317

December 31, 2011
Commercial	$4,694	$2,919	$569	$3,488	$101
Commercial Real Estate	4,856	3,071	1,198	4,269	22
Agriculture	3,847	3,598	—	3,598	—
Residential Mortgage	5,336	1,875	3,194	5,069	731
Residential Construction	1,147	48	1,099	1,147	668
Consumer	985	309	346	655	126
Total	$20,865	$11,820	$6,406	$18,226	$1,648

Interest income on impaired loans recognized using a cash-basis method of accounting during the three-month periods ended September 30, 2012 and 2011 was as follows:

($ in thousands)	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,713	$8	$3,619	$62
Commercial Real Estate	5,019	23	9,880	78
Agriculture	449	—	1,062	2
Residential Mortgage	4,446	39	5,455	64
Residential Construction	1,137	12	1,416	14
Consumer	949	4	446	1
Total	$15,713	$86	$21,875	$221

Interest income on impaired loans recognized using a cash-basis method of accounting during the nine-month periods ended September 30, 2012 and 2011 was as follows:

($ in thousands)	Nine months Ended September 30, 2012		Nine months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,689	$28	$3,242	$102
Commercial Real Estate	4,745	68	8,455	378
Agriculture	1,517	—	1,597	6
Residential Mortgage	4,374	98	5,834	152
Residential Construction	1,178	38	1,611	54
Consumer	874	21	402	5
Total	$16,377	$253	$21,141	$697

Troubled Debt Restructurings

The Company’s loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), which are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties.  These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are placed on non-accrual status at the time of restructure and may only be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally nine months.

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

The Company had $7,068,000 and $9,410,000 in TDR loans as of September 30, 2012 and December 31, 2011, respectively.  Specific reserves for TDR loans totaled $1,158,000 and $1,596,000 as of September 30, 2012 and December 31, 2011, respectively.  TDR loans performing in compliance with modified terms totaled $6,294,000 and $7,471,000 as of September 30, 2012 and December 31, 2011, respectively.

Loans modified as troubled debt restructurings during the three-month periods ended September 30, 2012 and September 30, 2011 were as follows:

($ in thousands)	Three Months Ended September 30, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Consumer	2	$142	$142
Total	2	$142	$142

($ in thousands)	Three Months Ended September 30, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$397	$397
Residential Construction	1	295	295
Total	3	$692	$692

Loans modified as troubled debt restructurings during the nine-month periods ended September 30, 2012 and September 30, 2011 were as follows:

($ in thousands)	Nine months Ended September 30, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	4	$361	$361
Consumer	6	572	572
Total	10	$933	$933

($ in thousands)	Nine months Ended September 30, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	3	$445	$445
Residential Mortgage	1	404	404
Residential Construction	2	221	162
Consumer	1	295	295
Total	7	$1,365	$1,306

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month periods ended September 30, 2012 and September 30, 2011.  There was one commercial loan with a recorded investment of $136,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the nine-month period ended September 30, 2012.  There was one consumer loan with a recorded investment of $25,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the nine-month period ended September 30, 2011.

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

The following table presents the risk ratings by loan class as of September 30, 2012 and December 31, 2011.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2012
Commercial	$77,283	$6,119	$10,486	$—	$—	$93,888
Commercial Real Estate	172,687	8,579	11,484	—	—	192,750
Agriculture	47,987	1,116	—	—	—	49,103
Residential Mortgage	43,357	1,455	4,840	—	—	49,652
Residential Construction	4,882	1,624	1,076	—	—	7,582
Consumer	53,736	3,253	3,809	74	—	60,872
Total	$399,932	$22,146	$31,695	$74	$—	$453,847

December 31, 2011
Commercial	$71,229	$8,444	$11,804	$437	$—	$91,914
Commercial Real Estate	148,317	16,492	10,984	—	—	175,793
Agriculture	48,330	—	3,734	—	—	52,064
Residential Mortgage	42,845	1,830	6,911	—	—	51,586
Residential Construction	5,140	927	1,425	—	—	7,492
Consumer	58,239	2,824	3,087	—	—	64,150
Total	$374,100	$30,517	$37,945	$437	$—	$442,999

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month and nine-month periods ended September 30, 2012.

Three-month period ended September 30, 2012
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2012	$2,782	$2,062	$1,126	$1,616	$934	$1,101	$163	$9,784
Provision for loan losses	341	203	(244)	223	(102)	100	304	825

Charge-offs	(25)	(4)	—	(833)	—	(34)	—	(896)
Recoveries	41	—	—	—	36	27	—	104
Net charge-offs	16	(4)	—	(833)	36	(7)	—	(792)
Balance as of September 30, 2012	3,139	2,261	882	1,006	868	1,194	467	9,817

Nine-month period ended September 30, 2012
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408
Provision for loan losses	367	860	(940)	735	(429)	991	467	2,051

Charge-offs	(1,104)	(346)	(115)	(864)	(161)	(668)	—	(3,258)
Recoveries	278	—	3	—	260	75	—	616
Net charge-offs	(826)	(346)	(112)	(864)	99	(593)	—	(2,642)
Balance as of September 30, 2012	3,139	2,261	882	1,006	868	1,194	467	9,817

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2012.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	152	19	—	497	563	86	—	1,317
Loans collectively evaluated for impairment	2,987	2,242	882	509	305	1,108	467	8,500
Ending Balance	$3,139	$2,261	$882	$1,006	$868	$1,194	$1467	$9,817

The following table details activity in the allowance for loan losses by loan class for the three-month and nine-month periods ended September 30, 2011.

Three-month period ended September 30, 2011
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2011	$3,629	$1,626	$2,555	$950	$1,238	$508	$278	$10,784
Provision for loan losses	(83)	348	405	345	(12)	362	(175)	1,190

Charge-offs	(275)	(1)	(290)	(37)	—	(233)	—	(836)
Recoveries	119	128	24	—	2	26	—	299
Net charge-offs	(156)	127	(266)	(37)	2	(207)	—	(537)
Balance as of September 30, 2011	3,390	2,101	2,694	1,258	1,228	663	103	11,437

Nine-month period ended September 30, 2011
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Provision for loan losses	399	1,283	1,023	645	(346)	638	28	3,670

Charge-offs	(941)	(1,414)	(610)	(228)	(198)	(681)	—	(4,042)
Recoveries	141	275	140	11	53	150	—	770
Net charge-offs	(770)	(1,139)	(470)	(217)	(145)	(531)	—	(3,272)
Balance as of September 30, 2011	3,390	2,101	2,694	1,258	1,228	663	103	11,437

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

The Company’s investment in loans as of September 30, 2012, September 30, 2011, and December 31, 2011 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2012
Loans individually evaluated for impairment	$3,604	$4,800	$—	$4,905	$1,147	$864	$15,320
Loans collectively evaluated for impairment	90,284	187,950	49,103	44,747	6,435	60,008	438,527
Ending Balance	$93,888	$192,750	$49,103	$49,652	$7,582	$60,872	$453,847

September 30, 2011
Loans individually evaluated for impairment	$3,478	$7,557	$280	$5,159	$1,437	$591	$18,502
Loans collectively evaluated for impairment	77,977	170,596	55,482	45,080	6,689	64,967	420,791
Ending Balance	$81,455	$178,153	$55,762	$50,239	$8,126	$65,558	$439,293

December 31, 2011
Loans individually evaluated for impairment	$3,488	$4,269	$3,598	$5,069	$1,147	$655	$18,226
Loans collectively evaluated for impairment	88,426	171,524	48,466	46,517	6,345	63,495	424,773
Ending Balance	$91,914	$175,793	$52,064	$51,586	$7,492	$64,150	$442,999

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2012 for cash proceeds equal to the fair value of the loans.

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

At September 30, 2012, the Company had $5,929,000 of mortgage loans held-for-sale.  At September 30, 2012 and December 31, 2011, the Company serviced real estate mortgage loans for others of $223,402,000 and $211,535,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2012 and December 31, 2011.

	(in thousands)
	December 31, 2011	Additions	Reductions	September 30, 2012

Mortgage servicing rights	$1,636	$459	$382	$1,713
Valuation allowance	(347)	(141)	—	(488)
Mortgage servicing rights, net of valuation allowance	$1,289	$318	$382	$1,225

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2012 and 2011.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income	$1,204	$948	$3,503	$2,509
Preferred stock dividend and accretion	$(286)	$(607)	$(857)	$(1,107)
Net income available to common stockholders	$918	$341	$2,646	$1,402

Weighted average common shares outstanding	9,201,668	9,161,197	9,198,882	9,156,811
Basic EPS	$0.10	$0.04	$0.29	$0.15

Diluted earnings per share:
Net income	$1,204	$948	$3,503	$2,509
Preferred stock dividend and accretion	$(286)	$(607)	$(857)	$(1,107)
Net income available to common stockholders	$918	$341	$2,646	$1,402

Weighted average common shares outstanding	9,201,668	9,161,197	9,198,882	9,156,811

Effect of dilutive shares	25,321	9	25,249	1,160

Adjusted weighted average common shares outstanding	9,226,989	9,161,206	9,224,131	9,157,971
Diluted EPS	$0.10	$0.04	$0.29	$0.15

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 349,809 shares and 421,665 shares for the three months ended September 30, 2012 and 2011, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 347,527 shares and 428,989 shares for the nine months ended September 30, 2012 and 2011, respectively.  There were no non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect for the three-month and nine-month periods ended September 30, 2012.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect amounted to 46,781 shares for the three-month and nine-month periods ended September 30, 2011.  In addition, warrants for 352,977 shares issued to the U.S. Treasury were not used in the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2011 because they would have had an anti-dilutive effect.

5.    STOCK PLANS

On January 26, 2012, the Board of Directors of the Company declared a 1% stock dividend payable as of March 30, 2012.  All options outstanding and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	375,563	$11.94

Granted	—	—

Expired	—	—

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	375,563	$11.94	$44,338	3.12

Exercisable (vested) at End of Period	339,313	$12.71	$18,640	2.55

The following table presents the activity related to stock options for the nine months ended September 30, 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	421,697	$11.65

Granted	14,975	$5.00

Expired	(61,109)	$8.24

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	375,563	$11.94	$44,338	3.12

Exercisable (vested) at End of Period	339,313	$12.71	$18,640	2.55

The weighted average fair value of options granted during the nine-month period ended September 30, 2012 was $2.40 per share.

As of September 30, 2012, there was $62,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.66 years.

There was $21,000 of recognized compensation cost related to stock options granted for the nine months ended September 30, 2012.

A summary of the weighted average assumptions used in valuing stock options during the three months and nine months ended September 30, 2012 is presented below.

	Three Months Ended	Nine months Ended
	September 30, 2012*	September 30, 2012
Risk Free Interest Rate	—	2.37%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	53.06%
* There were no stock options or restricted stock granted during the three-month period ended September 30, 2012.

The following table presents the activity related to restricted stock for the three months ended September 30, 2012.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	46,781	$4.62

Granted	—	—

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—

Restricted stock outstanding at End of Period	46,781	$4.62	$252,617	8.10

The following table presents the activity related to restricted stock for the nine months ended September 30, 2012.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	46,013	$7.16

Granted	13,193	$5.00

Cancelled / Forfeited	(529)	$9.79

Exercised/Released/Vested	(11,896)	$14.64

Restricted stock outstanding at End of Period	46,781	$4.62	$252,617	8.10

The weighted average fair value of restricted stock granted during the nine-month period ended September 30, 2012 was $5.00 per share.

As of September 30, 2012, there was $116,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.67 years.

There was $44,000 of recognized compensation cost related to restricted stock awards for the nine months ended September 30, 2012.

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

As of September 30, 2012, there was $7,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $21,000 of recognized compensation cost related to ESPP issuances for the nine-month period ended September 30, 2012.

There were no ESPP issuances during the three-month period ended September 30, 2012. The weighted average fair value at issuance date during the nine-month period ended September 30, 2012 was $0.99.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months and nine months ended September 30, 2012 is presented below.

	Three Months Ended	Nine months Ended
	September 30, 2012	September 30, 2012
Risk Free Interest Rate	0.10%	0.10%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	20.00%	20.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At September 30, 2012 there were no loans held-for-sale that required a write-down.

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

At September 30, 2012, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012.
	(in thousands)
September 30, 2012	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,007	$2,007	$—	$—
Securities of U.S. government
agencies and corporations	27,383	—	27,383	—
Obligations of states and
political subdivisions	27,172	—	27,172	—
Collateralized mortgage obligations	8,336	—	8,336
Mortgage-backed securities	118,045	—	118,045	—

Total investments at fair value	$182,943	$2,007	$180,936	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011.
	(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,314	$2,314	$—	$—
Securities of U.S. government
agencies and corporations	37,014	—	37,014	—
Obligations of states and
political subdivisions	20,617	—	20,617	—
Mortgage-backed securities	100,296	—	100,296	—

Total investments at fair value	$160,241	$2,314	$157,927	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market where fair value is below cost at the end of the period.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2012.

	(in thousands)
September 30, 2012	Total	Level 1	Level 2	Level 3
Impaired loans	$3,410	$—	$—	$3,410
Other real estate owned	899	—	—	899
Loan servicing rights	1,225	—	—	1,225

Total assets at fair value	$5,208	$—	$—	$5,208

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2011.

	(in thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Impaired loans	$4,008	$—	$—	$4,008
Other real estate owned	1,001	—	—	1,001
Loan servicing rights	1,289	—	—	1,289

Total assets at fair value	$6,298	$—	$—	$6,298

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2012 and December 31, 2011.

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

Interest receivable and payable

The carrying amount of interest receivable and payable approximates its fair value.  The Company believes the measurement of the fair value of interest receivable and payable is derived from Level 3 inputs.

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

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2012 and December 31, 2011 are approximately as follows:

		September 30, 2012
(in thousands)	Level	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$129,212	$129,212
Other equity securities	2	3,607	3,607
Loans:
Net loans	3	444,803	442,519
Loans held-for-sale	2	5,929	6,228
Interest receivable	3	2,823	2,823
Financial liabilities:
Deposits	3	705,857	695,249
Interest payable	3	103	103

	December 31, 2011
(in thousands)	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$140,172	$140,172
Other equity securities	3,075	3,075
Loans:
Net loans	432,789	430,071
Loans held-for-sale	2,832	2,917
Interest receivable	2,710	2,710
Financial liabilities:
Deposits	678,958	671,399
FHLB advances and other borrowings	7,000	7,070
Interest payable	134	134

9.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2012 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$1,996	$11	$—	$2,007
Securities of U.S. government agencies and corporations	27,245	138	—	27,383
Obligations of states and political subdivisions	25,595	1,598	(21)	27,172
Collateralized mortgage obligations	8,203	133	—	8,336
Mortgage-backed securities	116,490	1,653	(98)	118,045

Total debt securities	$179,529	$3,533	$(119)	$182,943

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

There were no proceeds from sales of available-for-sale securities for the nine-month and three-month periods ended September 30, 2012.  Proceeds from sales of available-for-sale securities were $24,640,000 and $6,558,000 for the nine-month and three-month periods ended September 30, 2011. Gross realized gains from calls of available-for-sale securities were $1 and $0 for the nine-month and three-month periods ended September 30, 2012, respectively.  Gross realized gains from available-for-sale securities were $633,000 and $177,000 for the nine-month and three-month periods ended September 30, 2011.  There were no gross realized losses from sales of available-for-sale securities for the nine-month and three-month periods ended September 30, 2012 and September 30, 2011.

The amortized cost and estimated market value of debt and other securities at September 30, 2012, by contractual and expected maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$14,862	$14,920
Due after one year through five years	123,826	125,606
Due after five years through ten years	28,596	29,470
Due after ten years	12,245	12,947

	$179,529	$182,943

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $101,793,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2012, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	$1,134	$(21)	$—	$—	$1,134	$(21)

Mortgaged-backed securities	14,493	(98)	—	—	14,493	(98)

Total	$15,627	$(119)	—	—	$15,627	$(119)

No decline in value was considered “other-than-temporary” during 2012.  Eleven securities that had a fair value of $15,627,000 and a total unrealized loss of $119,000 have been in an unrealized loss position for less than twelve months as of September 30, 2012. The declines in fair value were primarily attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $32,406,000 and $34,206,000 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income for the three-month period ended September 30, 2012.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2012	$1,604	$(495)	$1,109
Current period other comprehensive income	445	—	445
Balance as of September 30, 2012	$2,049	$(495)	$1,554

The following table details activity in accumulated other comprehensive income for the nine-month period ended September 30, 2012.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$758	$(495)	$263
Current period other comprehensive income	1,291	—	1,291
Balance as of September 30, 2012	$2,049	$(495)	$1,554

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

Significant results and developments during the third quarter and year-to-date 2012 include:

• Net income of $3.5 million for the nine months ended September 30, 2012, up 40.0% from the $2.5 million for the same fiscal period last year.

• Net income available to common stockholders of $2.6 million for the nine months ended September 30, 2012, up 85.7% from the $1.4 million for the same fiscal period last year. Net income available to common stockholders for the nine months ended September 30, 2011 was impacted by a one time charge totaling $0.4 million due to the early recognition of the remaining discount on preferred stock sold to the U.S. Treasury as part of the Troubled Asset Relief Program.

• Diluted income per share for the nine-month period ended September 30, 2012 was $0.29, up 93.3% from the diluted income per share of $0.15 reported in the same period last year.

• Net interest income increased in the nine months ended September 30, 2012 by $30,000, or 0.15%, to $19.71 million from $19.68 million in the same period last year.  The increase in net interest income was primarily attributable to a decrease in interest costs, partially offset by a decrease in interest yields.  Net interest margin decreased from 3.79% for the nine-month period ending September 30, 2011 to 3.57% for the same period ending September 30, 2012.

• Provision for loan losses of $2.05 million for the nine-month period ended September 30, 2012 compared to a provision for loan losses of $3.67 million for the same period in 2011.

• Total assets at September 30, 2012 were $805.6 million, an increase of $24.4 million, or 3.2%, from levels at December 31, 2011.

• Total net loans at September 30, 2012 (including loans held-for-sale) increased $15.1 million, or 3.5%, to $450.7 million compared to December 31, 2011.

• Total investment securities at September 30, 2012 increased $22.7 million, or 14.2%, to $182.9 million compared to December 31, 2011.

• Total deposits of $705.9 million at September 30, 2012, represented an increase of $26.9 million, or 4.0%, compared to December 31, 2011.

• Net income of $1.2 million for the three months ended September 30, 2012, up 33.3% from the $0.9 million for the same fiscal period last year.

• Net income available to common stockholders of $0.9 million for the three months ended September 30, 2012, up 200.0% from the $0.3 million for the same fiscal period last year. Net income available to common stockholders for the three months ended September 30, 2011 was impacted by a one time charge totaling $0.4 million due to the early recognition of the remaining discount on preferred stock sold to the US Treasury as part of the Troubled Asset Relief Program.

• Diluted income per share for the three-month period ended September 30, 2012 was $0.10, up 150.0% from the diluted income per share of $0.04 reported in the same period last year.

SUMMARY

The Company recorded net income of $3,503,000 for the nine-month period ended September 30, 2012, representing an increase of $994,000 from net income of $2,509,000 for the same period in 2011.

The following tables present a summary of the results for the three-month and nine-month periods ended September 30, 2012 and 2011, and a summary of financial condition at September 30, 2012 and December 31, 2011.

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

(in thousands except for per share amounts)
For the Period:

Net Income	$1,204	$948	$3,503	$2,509

Basic Earnings Per Common Share	$0.10	$0.04	$0.29	$0.15

Diluted Earnings Per Common Share	$0.10	$0.04	$0.29	$0.15

	September 30, 2012	December 31, 2011

(in thousands except for ratios)
At Period End:

Total Assets	$805,565	$781,150

Total Loans, Net (including loans held-for-sale)	$450,732	$435,621

Total Investment Securities	$182,943	$160,241

Total Deposits	$705,857	$678,958

Loan-To-Deposit Ratio	63.9%	64.2%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	September 30, 2012			September 30, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$446,874	$6,211	5.51%	$432,348	$6,480	5.95%
Interest bearing due from banks	107,311	77	0.28%	122,739	72	0.23%
Investment securities, taxable	172,516	756	1.74%	126,252	663	2.08%
Investment securities, non-taxable (2)	10,470	103	3.90%	10,451	106	4.02%
Other interest earning assets	3,607	5	0.55%	3,075	2	0.26%
Total average interest-earning assets	740,778	7,152	3.83%	694,865	7,323	4.18%
Non-interest-earning assets:
Cash and due from banks	16,527			15,342
Premises and equipment, net	8,005			8.105
Other real estate owned	565			1,386
Interest receivable and other assets	30,279			34,152
Total average assets	796,154			753,850

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	171,184	61	0.14%	154,233	89	0.23%
Savings and MMDA’s	214,161	160	0.30%	202,856	207	0.40%
Time, under $100,000	36,916	48	0.52%	38,391	58	0.60%
Time, $100,000 and over	59,364	106	0.71%	66,163	170	1.02%
FHLB advances and other borrowings	—	—	—%	8,108	72	3.52%
Total average interest-bearing liabilities	481,625	375	0.31%	469,751	596	0.50%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	216,059			193,862
Interest payable and other liabilities	7,433			6,988
Total liabilities	705,117			670,601
Total average stockholders’ equity	91,037			83,249
Total average liabilities and stockholders’ equity	$796,154			$753,850
Net interest income and net interest margin (3)		$6,777	3.63%		$6,727	3.84%

1. Average balances for loan include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $257 and $253 for the threee months ended September 30, 2012 and 2011, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended			Nine months ended
	September 30, 2012			September 30, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$433,928	$18,245	5.60%	$429,980	$19,083	5.93%
Interest bearing due from banks	116,261	251	0.29%	132,973	248	0.25%
Investment securities, taxable	171,639	2,334	1.81%	117,382	1,921	2.19%
Investment securities, non-taxable (2)	10,490	310	3.94%	10,374	325	4.19%
Other interest earning assets	3,374	17	0.67%	2,964	6	0.27%
Total average interest-earning assets	735,692	21,157	3.83%	693,673	21,583	4.16%
Non-interest-earning assets:
Cash and due from banks	15,809			15,562
Premises and equipment, net	8,068			8,085
Other real estate owned	960			2,316
Interest receivable and other assets	31,244			33,367
Total average assets	791,773			753,003

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	165,745	243	0.20%	151,186	261	0.23%
Savings and MMDA’s	214,933	531	0.33%	207,409	681	0.44%
Time, under $100,000	40,035	155	0.52%	39,232	182	0.62%
Time, $100,000 and over	60,511	376	0.83%	66,250	525	1.06%
FHLB advances and other borrowings	4,599	141	4.08%	9,458	253	3.58%
Total average interest-bearing liabilities	485,823	1,446	0.40%	473,535	1,902	0.54%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	209,087			191,345
Interest payable and other liabilities	7,120			6,808
Total liabilities	702,030			671,688
Total average stockholders’ equity	89,743			81,315
Total average liabilities and stockholders’ equity	$791,773			$753,003
Net interest income and net interest margin (3)		$19,711	3.57%		$19,681	3.79%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $711 and $612 for the nine months ended September 30, 2012 and 2011, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $10,960,000 decrease in cash and cash equivalents, a $22,702,000 increase in investment securities available-for-sale, a $12,014,000 increase in net loans held-for-investment, a $532,000 increase in other interest earning assets, a $426,000 decrease in other real estate owned and a $2,419,000 decrease in interest receivable and other assets from December 31, 2011 to September 30, 2012.  The decrease in cash and cash equivalents was due to a decrease in interest bearing due from bank accounts, combined with a slight increase in non-interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of municipal bonds, collateralized mortgage obligations, and mortgage backed securities, partially offset by calls of agency and municipal bonds.  The increase in loans held-for-investment was due to increases in the following loan categories as a result of increased loan demand: equipment; financed equipment leases; real estate commercial and construction.  The increase in loans held-for-investment was partially offset by decreases in the following loan categories:  commercial and industrial; agricultural; true equipment leases; consumer; real estate; real estate SBA (Small Business Administration); home equity lines.  The increase in other interest earning assets was due to purchases of Federal Home Loan Bank stock.  The decrease in other real estate owned is due to the sale of four other real estate owned properties, combined with the addition of three other real estate owned properties, for a net of one other real estate owned property remaining. The decrease in interest receivable and other assets was mainly due to decreases in income taxes receivable, housing tax credits, prepaid expenses and suspense & holdovers, which was partially offset by increases in accrued income on securities, accrued income on loans and unamortized loan costs.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $26,899,000 from December 31, 2011 to September 30, 2012.  The increase in deposits was due to increases in demand deposits, interest-bearing transaction deposits, and savings and money market accounts, which were partially offset by decreases in time deposits.

Federal Home Loan Bank advances (“FHLB advances”) and other borrowings decreased $7,000,000 from December 31, 2011 to September 30, 2012, due to maturing FHLB advances.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the twelve-month period ended September 30, 2012.

Interest income on loans for the nine-month period ended September 30, 2012 was down 4.4% from the same period in 2011, decreasing from $19,083,000 to $18,245,000 and was down 4.2% for the three-month period ended September 30, 2012 over the same period in 2011, from $6,480,000 to $6,211,000.  The decrease in interest income on loans for the nine-month period ended September 30, 2012 as compared to the same period a year ago was primarily due to a 33 basis point decrease in loan yields, partially offset by an increase in average loans.  The decrease in interest income on loans for the three-month period ended September 30, 2012 as compared to the same period a year ago was primarily due to a 44 basis point decrease in loan yields, partially offset by an increase in average loans.  The decrease in loan yields was primarily due to repricing of loans at lower rates.

Interest income on investment securities available-for-sale for the nine-month period ended September 30, 2012 was up 17.7% from the same period in 2011, increasing from $2,246,000 to $2,644,000 and was up 11.7% for the three-month period ended September 30, 2012 over the same period in 2011, from $769,000 to $859,000.  The increase in interest income on investment securities for the nine-month period ended September 30, 2012 as compared to the same period a year ago was primarily due to an increase in average investment securities, partially offset by a 41 basis point decrease in investment securities yields.  The increase in interest income on investment securities for the three-month period ended September 30, 2012 as compared to the same period a year ago was primarily due to an increase in average investment securities, partially offset by a 37 basis point decrease in investment securities yields.  The decrease in investment securities yields for the three-month and nine-month periods ended September 30, 2012 was primarily due to reinvestment of maturing securities at lower rates and purchases of securities at lower rates.

Interest income on interest-bearing due from banks for the nine-month period ended September 30, 2012 was up 1.2% from the same period in 2011, increasing from $248,000 to $251,000 and was up 6.9% for the three-month period ended September 30, 2012 over the same period in 2011, from $72,000 to $77,000.  The increase in interest income on interest-bearing due from banks for the nine-month period ended September 30, 2012 as compared to the same period a year ago was primarily due to a 4 basis point increase in interest bearing due from banks yield, partially offset by a decrease in average interest-bearing due from banks. The increase in interest income on interest-bearing due from banks for the three-month period ended September 30, 2012 as compared to the same period a year ago was primarily due to a 5 basis point increase in interest bearing due from banks yield, partially offset by a decrease in average interest-bearing due from banks.

The Company had no Federal Funds sold balances during the three-month and nine-month periods ended September 30, 2012 and September 30, 2011.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first nine months of 2012 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2012 was down 24.0% from the same period in 2011, decreasing from $1,902,000 to $1,446,000 and was down 37.1% for the three-month period ended September 30, 2012 over the same period in 2011, from $596,000 to $375,000.  The decrease in interest expense during the nine-month period ended September 30, 2012 was due to a 14 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in interest expense during the three-month period ended September 30, 2012 was due to a 19 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in average cost of funds for the three-month and nine-month periods ended September 30, 2012 is primarily due to the maturing and repricing of time deposits and a change in the mix of interest-bearing liabilities, which resulted in an increase in lower cost deposits.

Provision for Loan Losses

There was a provision for loan losses of $2,051,000 for the nine-month period ended September 30, 2012 compared to a provision for loan losses of $3,670,000 for the same period in 2011.  There was a provision for loan losses of $825,000 for the three-month period ended September 30, 2012 compared to a provision for loan losses of $1,190,000 for the same period in 2011.  The allowance for loan losses was approximately $9,817,000, or 2.16% of total loans, at September 30, 2012 compared to $10,408,000, or 2.35% of total loans, at December 31, 2011.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the nine-month period in 2012 was primarily due to decreased net charge-offs, partially offset by increased loan volumes compared to the nine-month period in 2011.  The decrease in the provision for loan losses during the three-month period in 2012 was primarily due to improved overall loan quality.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the nine-month period ended September 30, 2012 compared to a recovery of provision for unfunded lending commitment losses of $24,000 for the nine-month period ended September 30, 2011.  There was no provision for unfunded lending commitment losses for the three-month periods ended September 30, 2012 and September 30, 2011.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was down 3.4% for the nine-month period ended September 30, 2012 from the same period in 2011, decreasing from $7,007,000 to $6,772,000.

This decrease was primarily due to decreases in service charges on deposit accounts, gains on sales of other real estate owned, investment and brokerage services income, loan servicing income, and gains on sales of available for sale securities, which was partially offset by increases in gains on loans held-for-sale, mortgage brokerage income, fiduciary activities income, ATM fees, signature based transaction fees and other income.  The decrease in service charges on deposit accounts is primarily due to decreases in service charges on checking accounts.  The decrease in gains on other real estate owned was primarily due to five properties sold during the nine-month period ended September 30, 2012, compared to ten properties sold during the nine-month period ended September 30, 2011.  The decrease in investment and brokerage services income was due to a decrease in the demand for those services.  The decrease in loan servicing income was primarily due to an increase in impairment expense and amortization expense, partially offset by an increase in mortgage servicing assets recorded.  The decrease in gains on sales of available for sale securities is primarily due to a decrease in the number of securities sold. The decrease in other income is primarily due to decreases in miscellaneous income; gain on sale of land and OREO rental income. The increase in gains on loans held-for-sale was due to increased sales volume of loans held-for-sale.  The increase in mortgage brokerage income and fiduciary activities income was primarily due to an increase in the demand for those services.  The increase in ATM fees and signature based transaction fees is primarily due to an increase in the volume of transactions.

Other operating income was down 6.0% for the three-month period ended September 30, 2012 from the same period in 2011, decreasing from $2,454,000 to $2,306,000.

This decrease was primarily due to decreases in service charges on deposit accounts, investment and brokerage services income, gains on sales of available for sale securities, and other income, which was partially offset by increases in gains on loans held-for-sale, loan servicing income, fiduciary activities income, and signature based transaction fees.  The decrease in service charges on deposit accounts is primarily due to decreases in service charges on checking accounts.  The decrease in investment and brokerage services income was due to a decrease in the demand for those services.  The decrease in gains on sales of available for sale securities is primarily due to a decrease in the number of securities sold.  The decrease in other income is primarily due to decreases in miscellaneous income and gain on sale of land, partially offset by an increase in OREO rental income. The increase in gains on loans held-for-sale was due to increased sales volume of loans held-for-sale.  The increase in loan servicing income is primarily due to an increase in mortgage servicing assets recorded, partially offset by an increase in impairment expense and amortization expense.  The increase in fiduciary activities income was primarily due to an increase in the demand for those services.  The increase in signature based transaction fees is primarily due to an increase in the volume of transactions.

Other Operating Expenses

Total other operating expenses were down 2.6% for the nine-month period ended September 30, 2012 from the same period in 2011, decreasing from $20,008,000 to $19,488,000.

The decrease was primarily due to decreases in occupancy and equipment expense, advertising, and other real estate owned expense and impairment, which was partially offset by increases in salaries and employee benefits.  The decrease in occupancy and equipment expense was primarily due to decreases in branch moving expenses, rent expense and utilities expense due to renegotiated leases. The decrease in advertising was due to decreases in printed materials and related costs. The decrease in other real estate owned expense and impairment was due to a decrease in write-downs and maintenance expenses.  The increase in salaries and employee benefits was primarily due to increases in commissions, contingent compensation, and profit sharing expense, which was partially offset by a decrease in worker’s compensation insurance expense.

Total other operating expenses were down 4.7% for the three-month period ended September 30, 2012 from the same period in 2011, decreasing from $6,788,000 to $6,470,000.

The decrease was primarily due to decreases in occupancy and equipment expense, data processing, advertising, other real estate owned expense and impairment, and other expenses, which was partially offset by an increase in stationery and supplies.  The decrease in occupancy and equipment expense was primarily due to decreases in branch moving expenses, rent expense and utilities expense due to renegotiated leases. The decrease in data processing expenses was primarily due to decreases in general data processing costs. The decrease in advertising was due to decreases in printed materials and related costs. The decrease in other real estate owned expense and impairment was due to a decrease in write-downs and maintenance expenses. The decrease in other expenses is primarily due to decreases in consulting fees, postage, sundry losses, and loan collection expense, which was partially offset by an increase in loan origination expense. The increase in stationery and supplies was attributed to an increase in the usage of office supplies.

The following table sets forth other miscellaneous operating expenses by category for the three-month and nine-month periods ended September 30, 2012 and 2011.

	(in thousands)

	Three	Three	Nine	Nine
	months	months	months	months
	Ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Other miscellaneous operating expenses
Recovery of provision for unfunded loan commitments expense	$—	$—	$—	$(24)
FDIC assessments	159	169	433	641
Contributions	28	22	80	65
Legal fees	41	43	168	170
Accounting and audit fees	71	81	217	277
Consulting fees	114	136	339	294
Postage expense	46	71	214	263
Telephone expense	38	49	136	155
Public relations	55	50	149	117
Training expense	36	26	91	84
Loan origination expense	306	99	594	157
Computer software depreciation	34	41	110	127
Sundry losses (recovery)	(27)	94	14	110
Loan collection expense	23	56	134	150
Other miscellaneous expense	360	381	1,050	1,116

Total other miscellaneous operating expenses	$1,284	$1,318	$3,729	$3,702

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the nine months ended September 30, 2012, the Company’s expense for income taxes increased $940,000 from the same period last year, from $501,000 to $1,441,000.

In the three months ended September 30, 2012, the Company’s expense for income taxes increased $329,000 from the same period last year, from $255,000 to $584,000.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2012	December 31, 2011

Undisbursed loan commitments	$155,209	$146,778
Standby letters of credit	2,248	1,872
Commitments to sell loans	12,400	7,530
	$169,857	$156,180

The reserve for unfunded lending commitments amounted to $793,000 at September 30, 2012 and December 31, 2011, respectively.  The reserve for unfunded lending commitments is included in other liabilities.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011.

	At September 30, 2012			At June 30, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,136	$—	$2,136	$1,006	$—	$1,006
Residential construction	42	—	42	42	—	42
Commercial real estate	3,628	—	3,628	4,057	—	4,057
Agriculture	—	—	—	899	—	899
Commercial	2,916	116	2,800	3,042	124	2,918
Consumer	230	51	179	236	52	184
Total non-accrual loans	$8,952	$167	$8,785	$9,282	$176	$9,106

	At March 31, 2012			At December 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$995	$—	$995	$1,334	$—	$1,334
Residential construction	203	—	203	48	—	48
Commercial real estate	3,481	—	3,481	3,071	—	3,071
Agriculture	991	—	991	992	—	992
Commercial	3,123	62	3,061	2,905	62	2,843
Consumer	422	54	368	360	—	360
Total non-accrual loans	$9,215	$116	$9,099	$8,710	$62	$8,648

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

Non-accrual loans amounted to $8,952,000 at September 30, 2012 and were comprised of seven residential mortgage loans totaling $2,136,000, one residential construction loans totaling $42,000, six commercial real estate loans totaling $3,628,000, eleven commercial loans totaling $2,916,000 and five consumer loans totaling $230,000.  Non-accrual loans amounted to $8,710,000 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334,000, one residential construction loan totaling $48,000, six commercial real estate loans totaling $3,071,000, one agricultural loan totaling $992,000, twelve commercial loans totaling $2,905,000 and five consumer loans totaling $360,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of September 30, 2012, totaled approximately $6,028,000 or 67% of total non-accrual loans and consisted of two commercial real estate loans totaling $2,731,000, supported by commercial properties located within the Company’s market area, two residential mortgage loans totaling $1,494,000, supported by residential properties located within the Company’s market area and one commercial and industrial loan totaling $1,803,000, supported by the business assets of the borrower.  The collateral securing these loans is generally appraised every six months.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at September 30, 2012 and December 31, 2011 consisting of loans on non-accrual status totaled $8,952,000 and $8,710,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $6,368,000 and $9,516,000 at September 30, 2012 and December 31, 2011, respectively.  Performing impaired loans at September 30, 2012 consist of loans modified as troubled debt restructurings totaling $6,294,000 and other impaired loans totaling $74,000 which the Company expects to collect all principal and interest due and are performing satisfactorily.  Additionally, these loans are not on non-accrual status.  The majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $289,000, or 2.9% to $9,684,000 during the first nine months of 2012.  Non-performing assets, net of guarantees, represent 1.2% of total assets at September 30, 2012.

	At September 30, 2012			At June 30, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$8,952	$167	$8,785	$9,282	$176	$9,106
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	8,952	167	8,785	9,282	176	9,106
Other real estate owned	899	—	899	—	—	—
Total non-performing assets	9,851	167	9,684	9,282	176	9,106

Non-performing loans to total loans			1.9%			2.0%
Non-performing assets to total assets			1.2%			1.2%
Allowance for loan and lease losses to non-performing loans			111.8%			107.5%

	At March 31, 2012			At December 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$9,215	$116	$9,099	$8,710	$62	$8,648
Loans 90 days past due and still accruing	29	—	29	—	—	—

Total non-performing loans	9,244	116	9,128	8,710	62	8,648
Other real estate owned	1,618	—	1,618	1,325	—	1,325
Total non-performing assets	10,862	116	10,746	10,035	62	9,973

Non-performing loans to total loans			2.1%			2.0%
Non-performing assets to total assets			1.4%			1.3%
Allowance for loan and lease losses to non-performing loans			113.5%			120.4%

The Company had no loans 90 days past due and still accruing at September 30, 2012 and December 31, 2011.

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

OREO amounted to $899,000 and $1,325,000 as of September 30, 2012 and December 31, 2011, respectively.  The decrease in OREO at September 30, 2012 from the balance at December 31, 2011 was due to the sale of four properties partially offset by the addition of three properties.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine-month periods ended September 30, 2012 and 2011, and for the year ended December 31, 2011.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2012	2011	2011

Balance at beginning of period	$10,408	$11,039	$11,039
Provision for loan losses	2,051	3,670	5,138
Loans charged-off:
Commercial	(1,104)	(911)	(2,381)
Commercial Real Estate	(346)	(1,414)	(2,000)
Agriculture	(115)	(610)	(860)
Residential mortgage	(864)	(228)	(272)
Residential construction	(161)	(198)	(197)
Consumer loans to individuals	(668)	(681)	(932)

Total charged-off	(3,258)	(4,042)	(6,642)

Recoveries:
Commercial	278	141	185
Commercial Real Estate	—	275	288
Agriculture	3	140	142
Residential mortgage	—	11	11
Residential construction	260	53	71
Consumer loans to individuals	75	150	176

Total recoveries	616	770	873

Net charge-offs	(2,642)	(3,272)	(5,769)

Balance at end of period	$9,817	$11,437	$10,408

Ratio of net charge-offs
To average loans outstanding during the period	(0.60%)	(0.74%)	(1.34%)
Allowance for loan losses
To total loans at the end of the period	2.16%	2.60%	2.35%
To non-performing loans, net of guarantees at the end of the period	111.8%	233.4%	120.4%

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2012, the Company had the following deposit mix: 31.0% in savings and MMDA deposits, 13.1% in time deposits, 24.8% in interest-bearing transaction deposits and 31.1% in non-interest-bearing transaction deposits.  At December 31, 2011, the Company had the following deposit mix: 30.9% in savings and MMDA deposits, 15.7% in time deposits, 23.7% in interest-bearing transaction deposits and 29.7% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2012 and December 31, 2011 are summarized as follows:

	(in thousands)
	September 30, 2012	December 31, 2011
Three months or less	$17,482	$24,823
Over three to twelve months	30,939	37,170
Over twelve months	7,855	5,896
Total	$56,276	$67,889

The decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 63.9% on September 30, 2012.  In addition, on September 30, 2012, the Company had the following short-term investments:  $2,175,000 in securities due within one year or less; and $20,191,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $41,000,000 at September 30, 2012; additionally, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at September 30, 2012 of $144,443,000.  The line of credit with FHLB is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2012, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2012.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$80,361	10.16%	5.0%
Tier 1 Risk-Based	$80,361	16.35%	6.0%
Total Risk-Based	$86,547	17.65%	10.0%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2012, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2012.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 8, 2012	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)