Form 10-K
period 2012-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2013-03-18
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
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
Yes ☐                    No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2012 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2012) was $49,354,626.

The number of shares of the registrant’s Common Stock outstanding as of March 18, 2013 was 9,291,668.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2013 Annual Meeting of Shareholders.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal or regulatory actions

•	We do not expect draws on performance letters of credit

•	Our regulatory capital requirements

•	We do not anticipate paying a cash dividend in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	The Company does not anticipate any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected rates of return, yields and projected results

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in this “Note Regarding Forward-Looking Statements” and in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1 - BUSINESS

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

In April of 2000, the shareholders of First Northern approved a corporate reorganization, which provided for the creation of a bank holding company, First Northern Community Bancorp (“Company”).  The objective of this reorganization, which was effected May 19, 2000, was to enable the Bank to better compete and grow in its competitive and rapidly changing marketplace.  As a result of the reorganization, the Bank is a wholly-owned and principal operating subsidiary of the Company.  The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank.  Yolano Realty Corporation was formed in September, 2009 for the purpose of managing selected other real estate owned properties.

First Northern engages in the general commercial banking business throughout the California Counties of Solano, Yolo, Placer, and Sacramento.

The Company’s and the Bank’s Administrative Offices are located in Dixon, California.  Also located in Dixon are the back office functions of the Information Services/Central Operations Department and the Central Loan Department.

The Bank has ten full service branches.  Three are located in the Solano County cities of Dixon, Fairfield, and Vacaville.  Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento, and Woodland.  One branch is located in Downtown Sacramento in Sacramento County, and two branches are located in the Placer County cities of Roseville and Auburn.  The Bank also has one satellite banking office inside a retirement community in the city of Davis.  In addition, the Bank has residential mortgage loan offices in Davis and Roseville. The Bank also has an Asset Management & Trust Department in Downtown Sacramento that serves the Bank’s entire market area.  Similarly, the Bank has Financial Advisors who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in Davis, West Sacramento and Auburn.

First Northern is in the commercial banking business, which includes accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans.  It also offers installment note collection, issues cashier’s checks, sells travelers’ checks, rents safe deposit boxes, and provides other customary banking services.  The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and effective July 21, 2010, the maximum deposit insurance amount per depositor was permanently raised to $250,000.

First Northern also offers a broad range of alternative investment products and services, equipment leasing, credit cards, and limited international banking services through third parties.

The operating policy of the Bank since its inception has emphasized serving the banking needs of individuals and small- to medium-sized businesses.  In Dixon, this has included businesses involved in crop and livestock production.  Historically, the economy of the Dixon area has been primarily dependent upon agricultural related sources of income and most employment opportunities have also been related to agriculture.  Since 2000, Dixon’s economy has continued to diversify with expansion in the areas of industrial, commercial, retail, and residential housing projects.

The Davis economy is supported significantly by the University of California, Davis.  The Bank operates one branch in Davis.

In 1983, the West Sacramento Branch was opened.  The West Sacramento economy is built primarily around transportation and distribution related business.

In order to accommodate the demand of the Bank’s customers for long-term residential real estate loans, a Mortgage Loan Office was opened in 1983.  This office is centrally located in Davis, and has enabled the Bank to access the secondary real estate market.

The Vacaville Regency Park Branch was opened in 1985.  Vacaville has a diverse economic base including a California state prison, food processing, distribution, shopping centers (“Factory Outlet Stores”), medical, biotech, and other varied industries.  The Vacaville Regency Park Branch was consolidated into the Vacaville Downtown Financial Center in January 2012.

In 1994, the Fairfield Branch was opened.  Its diverse economic base includes military, namely Travis air force base, food processing (an Anheuser-Busch plant), retail, namely the “Solano Mall”, manufacturing, medical, agriculture, and other varied industries.  Fairfield is the county seat of Solano County.

A mortgage loan production office was opened in El Dorado Hills, in April 1996, to serve the growing mortgage loan demand in the foothills area east of Sacramento.  This office was moved to Folsom in 2006, a more central location for serving Folsom, Rancho Cordova, and the west slope of El Dorado County.  The Folsom office was consolidated into the Roseville Mortgage Office in early 2012.

An SBA Loan Department was opened in April 1997 in Sacramento to serve the small business and industrial loan demand throughout the Bank’s entire market area.  Today, SBA loans are underwritten by the Bank’s small business lenders located within the Bank’s branches.

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

In December of 2001, Roseville became the site of the Bank’s fourth mortgage loan production office.  This office serves the residential mortgage loan needs throughout the foothill regions of Placer, Sacramento as well as the west slope of El Dorado County.

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

The Bank expanded its presence in Placer County in January 2005 by opening a full service branch on a prominent corner in the business district of Roseville.

In late 2007, First Northern Bank seized an opportunity in Auburn to acquire several key personnel from a highly respected local bank that had just merged with a large conglomerate bank.  While First Northern scouted for a branch site, the ‘Auburn team’ worked from the Bank’s Roseville Branch to develop business in Auburn.  In June 2008, the Bank opened its Auburn Financial Center in a temporary location.    First Northern Bank purchased a building in the Auburn Town Center that previously housed a branch of a bank that no longer exists.  In February 2011, the Auburn Financial Center staff moved into its permanent location.  First Northern Bank leases office space in this building to various tenants.  The Financial Center houses a full service branch and an Investment & Brokerage Services Office.  Auburn is the county seat of Placer County.

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

As of December 31, 2012, the Company and the Bank employed 160 full-time employees and 221 employees in total.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Available Information

The Company makes available free of charge on its website, www.thatsmybank.com, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the U. S. Securities and Exchange Commission (“SEC”).  These filings are also accessible on the SEC’s website at www.sec.gov.  The information found on the Company’s website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System (“FRB”) influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both member and non-member financial institutions’ deposits.  Such actions significantly affect the overall growth and distribution of loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits.  For the past several years, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest-rate environment in the U.S. in order to stimulate economic growth. In late 2012, the Federal Reserve indicated that it expected a very low target range for the federal funds rate as long as the unemployment rate remained above 6.5% and projected near-term and longer term inflation remained modest.  It further indicated that this guidance was consistent with its earlier expectation of exceptionally low levels for the federal funds rate through at least mid-2015.  In early 2013, the Federal Reserve further indicated that while it was monitoring the risks to the stability of the financial system from its very low-interest rate policies,  at this time, the benefits of its highly accommodative interest rate policy in terms of promoting a stronger economic recovery and more rapid-job creation outweighed such risks.

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

The FRB has significant supervisory, regulatory and enforcement authority over the Company and its affiliates.  The FRB requires the Company to maintain certain levels of capital.  See “Capital Standards” below for more information.  The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB.  See “Prompt Corrective Action and Other Enforcement Mechanisms” below for more information.  Such enforcement powers include the power to assess civil money penalties against any bank holding company violating any provision of the BHCA or any regulation or order of the FRB under the BHCA. Knowing violations of the BHCA or regulations or orders of the FRB can also result in criminal penalties for the company and any individuals participating in such conduct.  Under long-standing FRB policy and provisions of the Dodd-Frank Act, bank holding companies are required to act as a source of financial and managerial strength to subsidiary banks, and to commit resources to support subsidiary banks.  This support may be required at times when a bank holding company may not be able to provide such support.

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

Bank Regulation and Supervision

The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the FDIC.  The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements.  While the Bank is not a member of the FRB, it is directly subject to certain regulations of the FRB dealing with such matters as check clearing activities, establishment of banking reserves, Truth-in-Lending (“Regulation Z”), Truth-in-Savings (“Regulation DD”), and Equal Credit Opportunity (“Regulation B”).  The Bank is also subject to regulations of (although not direct supervision and examination by) the Consumer Financial Protection Bureau (“CFPB”), which  was authorized and created by the Dodd-Frank Act. Among the CFPB’s responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. The CFPB has indicated that it expects to engage in rule-making efforts in 2013 on a variety of topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, and high-cost mortgage lending and servicing practices. Additionally, the agency has been gathering data on other consumer financial products, including private student lending, prepaid cards and overdraft charges.

The banking industry is also subject to significantly increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering laws.  In recent years, a number of banks and bank holding companies announced the imposition of regulatory sanctions, including regulatory agreements and cease and desist orders and, in some cases, fines and penalties by the bank regulators due to failures to comply with the Bank Secrecy Act and other anti-money laundering legislation.  In a number of these cases, the fines and penalties have been significant.  Failure to comply with these additional requirements may also adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions.

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

Privacy Restrictions

The Gramm-Leach-Bliley Act (“GLBA”), which became law in 1999, in addition to the previous described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on the sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards.

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

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%.  It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ rating.  For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum.  Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

As of December 31, 2012, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2012.

	The Company
			Adequately
	Actual		Capitalized
	Capital	Ratio	Ratio

Leverage	$86,830	10.5%	4.0%
Tier 1 Risk-Based	86,830	17.8%	4.0%
Total Risk-Based	92,960	19.1%	8.0%

	The Bank
			Adequately	Well
	Actual		Capitalized	Capitalized
	Capital	Ratio	Ratio	Ratio

Leverage	$82,477	10.0%	4.0%	5.0%
Tier 1 Risk-Based	82,477	16.9%	4.0%	6.0%
Total Risk-Based	88,607	18.2%	8.0%	10.0%

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

Basel Committee Capital Standards and U.S. Regulatory Response.

In December 2010, the Basel Committee on Banking Supervision (Basel Committee) published guidelines for the Basel III global regulatory framework for capital and liquidity. The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.  Basel III includes requirements regarding increased minimum capital ratios, added capital conservation buffers and new deductions from allowable equity capital  In January 2011, the Basel Committee issued further guidance on the minimum requirements for a bank instrument to qualify as additional (i.e., non-common) Tier 1 or Tier 2 capital. In January 2013, the Basel Committee issued the full text of the revised Liquidity Coverage Ratio (LCR), which expands the range of assets eligible as high-quality liquid assets, among other changes. The LCR will be introduced in January 2015 with a minimum requirement beginning at 60%, rising in equal annual steps of 10 percentage points to reach 100%. Many aspects of the standards are uncertain and are subject to interpretation. The new standards are to be fully phased-in by January 2019.

As a result of the Basel III measures, in June 2012, the FRB and the other U.S. banking regulators jointly issued three notices of proposed rule-making (NPRs) that would revise the regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework issued by the Basel Committee. The NPRs, in their current form, would establish more restrictive capital definitions, additional categories and higher risk-weightings for certain asset classes and off-balance sheet items, higher minimum capital ratios and capital buffers that would be added to the minimum capital requirements. We are currently evaluating the potential impact of the proposed new capital rules on our regulatory capital position. The rules would be implemented on a graduated, transitional basis through 2018. At the end of the transitional period, banks and bank holding companies would be required to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7 percent, composed of a minimum ratio of 4.5 percent and a 2.5 percent capital conservation buffer. In November 2012, the FRB and the other U.S. banking regulators, due to the number of comments received on the NPRs, announced that they were deferring the effective date of this proposal, and a revised timeline for when the rules will go into effect has not been released. During the first part of 2013, the agencies are expected to be considering comments from the industry and the public and the final rule may differ from the proposed rule.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2012, the Company and the Bank met the requirements for “well capitalized” institutions.

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

The Company is also subject to dividend and share repurchase restrictions in our corporate charter relating to the 2011 issuance to the U.S. Treasury of $22.8 million of preferred stock in connection with the Small Business Lending Fund financing program.  On February 8, 2013, the Company redeemed $10 million of the preferred stock, leaving $12.8 million currently outstanding.

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

In October 2010, the FDIC adopted a comprehensive, long-range “restoration” plan for the deposit insurance fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd Frank Act. Based upon updated projections for the fund, the FDIC decided to forgo the uniform 3 basis point assessment rate increase which had been scheduled to go into effect on January 1, 2011, and kept the current rate schedule in effect. In September 2010, the fund’s designated reserve ratio was set at 2.0 percent, and in December 2011, the fund’s designated reserve ratio for 2012 was set at 2.0 percent once again. The final rule adopts progressively lower assessment rate schedules as the fund reaches specified reserve levels. In October 2012, the FDIC, in its semi-annual update, confirmed that the fund remained on track to meet the requirements of the restoration plan and the Dodd-Frank Act. The ultimate effect on our business of these legislative and regulatory developments relating to the Deposit Insurance Fund cannot be predicted with any certainty.

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

Ability-to-Pay Rule

On January 10, 2013, the Consumer Financial Protection Bureau (“CFPB”) issued an Ability-to-Repay rule that all newly originated residential mortgages must meet, effective January 10, 2014.  The Ability-to-Repay rule establishes guidelines that the lender must follow when reviewing a borrower’s credit and prohibits some mortgage features.  Lenders will be presumed to have met the Ability-to-Repay rule by issuing Qualified Mortgages, a more stringent standard.  The majority of the residential mortgages that the Bank currently originates and holds in its mortgage loan portfolio do not meet the Qualified Mortgage criteria but are believed to satisfy the Ability-to-Pay rule.  The mortgage loans originated by the Bank with the intent to sell them to Freddie Mac do meet the Qualified Mortgage criteria.  The Ability-to-Repay rule, as well as a number of amendments to the rule currently under consideration by the CFPB, could have an adverse impact on our residential mortgage lending business.

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This sweeping legislation has affected U.S. financial institutions, including us, in many ways, some of which have increased, or may increase in the future, the cost of doing business and have presented other challenges to the financial services industry. Many of the law’s provisions have been in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions which may have particular relevance to our business, including provisions that have resulted in adjustments to our FDIC deposit insurance premiums and that may result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits.

The environment in which financial institutions continue to operate since the U.S. financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, and changes in fiscal policy may have long-term effects on the business model and profitability of financial institutions that cannot now be foreseen.

Overdraft and Interchange Fees; Interest on Demand Deposits.

In November 2009, the FRB adopted amendments under its Regulation E that imposed new restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the FRB to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. These developments have resulted in decreased revenues and increased compliance costs for the banking industry and the Bank.

On July 21, 2011, the FRB’s final rule repealing Regulation Q’s prohibition against the payment of interest on demand deposit accounts became effective. Over time, permitting the payment of interest on business checking accounts could have a significant impact on our commercial deposit business.

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

Competition

In the past, an independent bank’s principal competitors for deposits and loans have been other banks (particularly large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours, although these larger institutions may be required to hold more regulatory capital and as a result, achieve lower returns on equity.), savings and loan associations, and credit unions.  For agricultural loans, the Bank also competes with constituent entities with the Federal Farm Credit System.  To a lesser extent, competition is also provided by thrift and loans, mortgage brokerage companies and insurance companies.  Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business.

Current federal law has made it easier for out-of-state banks to enter and compete in the states in which we operate.  Competition in our principal markets may further intensify as a result of the Dodd-Frank Act which, among other things, permits out-of-state de novo branching by national banks, state banks and foreign banks from other states.  The availability of banking services over the Internet or “e-banking” has continued to expand.  While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

We also compete for deposits and loans with much larger financial institutions.  Competition in our industry is likely to further intensify as a result of continued adverse economic and financial market conditions which has led to increased consolidation of financial services companies, including large consolidations of significance in our market area (such as JPMorgan Chase’s acquisition of Washington Mutual and Wells Fargo Bank’s acquisition of Wachovia Bank).  In order to compete with major financial institutions and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees.

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

Certain European Union member states have fiscal obligations greater than their fiscal revenue, which has caused investor concern such countries’ ability to continue to service their debt and foster economic growth. Currently, the European debt crisis has caused credit spreads to widen in the fixed income debt markets, and liquidity to be less abundant. A weaker European economy may transcend Europe, cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies, and likewise affect U.S.-based financial institutions, the stability of the global financial markets and the economic recovery underway in the U.S. Should the U.S. economic recovery be adversely impacted by these factors, loan and asset growth at U.S. financial institutions, like us, could be affected.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $8.6 million, or 1.91% of total loans, at December 31, 2012, compared to $10.4 million, or 2.35% of total loans, at December 31, 2011, and 119.7% of total non-performing loans net of guaranteed portions at December 31, 2012, compared to 120.4% of total non-performing loans at December 31, 2011.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2012, approximately 73% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2012, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 68% and 5%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2012, all of the Bank’s real estate mortgage and construction loans and approximately 3% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

In addition, on January 10, 2013, the CFPB issued an Ability-to-Repay rule that all newly originated residential mortgages must meet, effective January 10, 2014.  The Ability-to-Repay rule establishes guidelines that the lender must follow when reviewing a borrower’s credit and prohibits some mortgage features.  Lenders will be presumed to have met the Ability-to-Repay rule by issuing Qualified Mortgages, a more stringent standard.  The majority of the residential mortgages that the Bank currently originates and holds in its mortgage loan portfolio do not meet the Qualified Mortgage criteria but are believed to satisfy the Ability-to-Pay rule.  The mortgage loans originated by the Bank with the intent to sell them to Freddie Mac do meet the Qualified Mortgage criteria.  The Ability-to-Repay rule, as well as a number of amendments to the rule currently under consideration by the CFPB, could have an adverse impact on our residential mortgage lending business.

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

The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.

We are subject to significant federal and state banking regulation and supervision, which is primarily for the benefit and protection of our customers and the Federal Deposit Insurance Fund and not for the benefit of investors in our securities.  In the past, our business has been materially affected by these regulations. This will continue and likely intensify in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us may change at any time. Regulatory authorities may also change their interpretation of and intensify their examination of compliance with these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance, which could result in the imposition of significant civil money penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may divert management attention from our business operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Many of the law’s provisions are in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. While the full effect of these provisions of the Dodd-Frank Act on the Bank cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums, and may result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits, some or all of which may be material.

Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider winding down the government sponsored entities Fannie Mae and Freddie Mac (GSEs) and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process.

While the specific nature of these reforms and their impact on the financial services industry in general, and on the Bank in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of term funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.

In addition to changes in required capital resulting from the Dodd-Frank Act, the Basel Committee published in December 2010 guidelines for the Basel III global regulatory framework for capital and liquidity, including calibration for increased capital requirements approved by the G20 leadership in November 2010. In June 2012, the FRB and the other federal banking agencies issued notices of proposed rule-making to implement the Basel III global regulatory framework. This proposal is generally consistent with Basel III and also would implement aspects of the Dodd-Frank Act. It would require bank holding companies to maintain more and better sources of capital, as well as significantly revise the calculations for risk-weighted assets. However, on November 9, 2012, the Federal banking agencies, in response to comments on this proposal, announced that they were deferring the effectiveness of this proposal, and a revised timeline for when the rules will go into effect has not been released. For additional information, see “Supervision and Regulation – Basel Committee Capital Standards and U.S. Regulatory Response” in Item 1 of this Form 10-K.

We maintain systems and procedures designed to comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of criminal or civil penalties (which can be substantial) for noncompliance. In some cases, liability may attach even if the noncompliance was inadvertent or unintentional and even if compliance systems and procedures were in place at the time. There may be other negative consequences from a finding of noncompliance, including restrictions on certain activities and damage to our reputation.

Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the FRB, a bank holding company is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, prospects, results of operations and financial condition.

In connection with the recent negotiations between the Obama Administration and Republicans in the U.S. House of Representatives regarding the Federal budget, possible proposals have reportedly been discussed which could lead to new restrictions on the deductibility of interest on home mortgage loans for Federal income tax purposes. If any such new restrictions are eventually imposed, they could have an adverse impact on housing values in the U.S., including in California, where residential real estate prices have tended to be generally higher than in many other areas of the country. This, in turn, could adversely affect the value of the collateral for our residential mortgage loan portfolio, as well as impact the flow of new residential real estate financings, both of which could adversely affect our residential mortgage lending business.

Refer to “Supervision and Regulation” in Item 1 of this Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2012, approximately 73% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.

For the last several years, economic conditions in California, and especially the regional markets we serve, have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties. California continues to have a high unemployment rate. Also, California markets have experienced some of the worst property value declines in the U.S.

In addition, for the past several years, the State government of California has experienced budget shortfalls or deficits that have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved, in the November 2012 general elections, certain increases in the rate of income taxation in California, and also elected Democratic super-majorities in both Houses of the California legislature, thus potentially facilitating further increases in California tax rates. As a consequence, California’s 2013-14 budget proposal does not reflect a deficit, however, there can be no assurance that the state’s fiscal and budgetary challenges will be readily resolved. In addition, the impact of increased rates of income taxation on the level of economic activity in California cannot be predicted at this time.

Also, municipalities and other governmental units within California have been experiencing budgetary difficulties, and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the State of California’s governmental obligations, as well as those of California municipalities and other governmental units.

Poor economic conditions in California, and especially the regional markets we serve, will cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units continue or economic conditions in California decline further, we expect that our level of problem assets will increase and our prospects for growth will be impaired.

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  The Bank is generally adversely affected by declining interest rates.  For the past several years, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest-rate environment in the U.S. in order to stimulate economic growth. In late 2012, the Federal Reserve indicated that it expected a very low target range for the federal funds rate as long as the unemployment rate remained above 6.5% and projected near-term and longer term inflation remained modest.  It further indicated that this guidance was consistent with its earlier expectation of exceptionally low levels for the federal funds rate through at least mid-2015.  In early 2013, the Federal Reserve further indicated that while it was monitoring the risks to the stability of the financial system from its very low-interest rate policies,  at this time, the benefits of its highly accommodative interest rate policy in terms of promoting a stronger economic recovery and more rapid-job creation outweighed such risks.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2012, 8% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000 (as compared with 10% at December 31, 2011).  Although we have adopted a pricing strategy designed to reduce the level of time deposits, these deposits are also considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

Time deposit accounts have decreased $60.0 million or 39.4% since December 31, 2009.  This decline was the result of an explicit pricing strategy adopted by the Company during the fourth quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds.  During 2009 management carefully reviewed time deposit customers and reduced the Company’s deposit rates to customers that did not also have transaction, savings and money market balances with the Company (i.e., depositors who were not “relationship customers”).  Given the Company’s deposit growth in transaction and savings accounts, supplemented by investment portfolio maturities and sales, this time deposit decline did not result in any liquidity issues and it positively affected the Company’s net interest margin and earnings.

Our Ability to Pay Dividends is Subject to Legal Restrictions

As a bank holding company, our cash flow typically comes from dividends of the Bank.  Various statutory and regulatory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.  The ability of the Company to pay cash dividends in the future also depends on the Company’s profitability, growth, and capital needs.  In addition, California law restricts the ability of the Company to pay dividends.  No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued.   The Company is also subject to dividend and share repurchase restrictions in our corporate charter relating to the 2011 issuance to the U.S. Treasury of $22.8 million of preferred stock in connection with the Small Business Lending Fund financing program.  On February 8, 2013, the Company redeemed $10 million of the preferred stock, leaving $12.8 million currently outstanding. See “Business - Restrictions on Dividends and Other Distributions” above.

Competition Adversely Affects our Profitability

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry.  By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank.  Competition is likely to further intensify as a result of recent adverse economic and financial market conditions which have led to increased consolidation of financial services companies, including large consolidations of significance in our market area.  In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations, credit unions and member institutions of the Farm Credit System, which offer many services that traditionally were offered only by banks.  Using the financial holding company structure, insurance companies, and securities firms may compete more directly with banks and bank holding companies.  In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market.  Current federal law has also made it easier for out-of-state banks to enter and compete in the states in which we operate. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act which, among other things, permits out-of-state de novo branching by national banks, state banks and foreign banks from other states.  Also, technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks.  For example, consumers can pay bills and transfer funds over the internet and by telephone without banks.  Non-bank financial service providers may have lower overhead costs and are subject to fewer regulatory constraints.  If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.  During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans.  Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans.  No assurance can be given that the Bank will be able to compete with these lenders.  See “Business - Competition” above.

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

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees.  Executive compensation in the financial services sector has been controversial and the subject of regulation.  The FDIC has proposed rules which would increase deposit premiums for institutions with compensation practices deemed to increase risk to the institution. Over time, this guidance and the proposed rules, upon their adoption, could have the effect of making it more difficult for banks to attract and retain skilled personnel.

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

Changes in Accounting Standards Could Materially Impact Our Financial Statements

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, called GAAP.  The financial information contained within our consolidated financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical loss factors that we use.  Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets.  We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices.  GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.  Accounting standards and interpretations currently affecting the Company and its subsidiaries may change at any time, and the Company’s financial condition and results of operations may be adversely affected.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

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

Information Security Breaches or other technological difficulties could adversely affect the Company

Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information in our computer systems, networks and business applications. Although we take protective measures, our computer systems may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our or our customers’ operations, interception, misuse or mishandling of personal or confidential information, or processing of unauthorized transactions or loss of funds. These events could result in litigation and financial losses that are either not insured against or not fully covered by our insurance, regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cybersecurity risks.

We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure. Failures in our internal control or operational systems, security breaches or service interruptions could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.

We may also be subject to disruptions of our operating systems arising from other events that are wholly or partially beyond our control, such as electrical, internet or telecommunications outages or unexpected difficulties with the implementation of our technology enhancement projects, which may give rise to disruption of service to customers and to financial loss or liability. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

During 2012, it has been reported that several of the larger U.S. banking institutions have been the target of cyberattacks that have, for limited periods, resulted in the disruption of various operations of the targeted banks. While we have a variety of cyber-security measures in place, the consequences to our business, if we were to become a target of such attacks, cannot be predicted with any certainty.

In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and though mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

Even if cyber-attacks and similar tactics are not directed specifically at the Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including the Bank.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

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

See Item 1 “Business” in this report for more information regarding our properties.

ITEM 3 - LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any material pending legal proceeding, nor is any of its property the subject of any material pending legal proceeding, except ordinary routine litigation arising in the ordinary course of the Bank’s business and incidental to its business, none of which is expected to have a material adverse impact upon the Company’s or the Bank’s business, financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

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

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2012	$5.55	$5.11
3rd Quarter 2012	$6.00	$5.35
2nd Quarter 2012	$6.75	$5.35
1st Quarter 2012	$6.50	$4.51

4th Quarter 2011	$4.85	$4.35
3rd Quarter 2011	$4.80	$4.30
2nd Quarter 2011	$4.90	$4.20
1st Quarter 2011	$5.50	$4.40

*  Price adjusted for stock dividends.

As of March 1, 2013, there were approximately 1,347 holders of record of the Company’s common stock, no par value.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 29, 2012	1%	March 30, 2012
February 28, 2013	2%	March 29, 2013

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.  The Company made no repurchases of common stock in the twelve months ended December 31, 2012.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2009, and 2008 have been derived from the Company’s historical consolidated financial statements not included in this Report.  The financial information for 2012, 2011, and 2010 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2012	2011	2010	2009	2008

Interest and Dividend Income	$28,259	$28,790	$29,927	$33,066	$38,871
Interest Expense	(1,802)	(2,476)	(3,606)	(4,960)	(6,375)
Net Interest Income	26,457	26,314	26,321	28,106	32,496
Provision for Loan Losses	(3,276)	(5,138)	(4,914)	(10,489)	(16,164)
Net Interest Income after Provision for Loan Losses	23,181	21,176	21,407	17,617	16,332
Other Operating Income	9,442	9,382	9,154	8,553	7,796
Other Operating Expense	(26,254)	(26,762)	(27,889)	(30,068)	(29,137)
Income (Loss) before Taxes	6,369	3,796	2,672	(3,898)	(5,009)
(Provision) Benefit for Taxes	(1,723)	(1,132)	(7)	2,844	3,635
Net Income (Loss)	$4,646	$2,664	$2,665	$(1,054)	$(1,374)

Preferred Stock Dividend and Accretion	(1,142)	(1,399)	(992)	(792)	—

Net Income (Loss) available to common shareholders	$3,504	$1,265	$1,673	$(1,846)	$(1,374)

Basic Income (Loss) Per Share	$0.37	$0.14	$0.18	$(0.20)	$(0.15)

Diluted Income (Loss) Per Share	$0.37	$0.14	$0.18	$(0.20)	$(0.15)

Total Assets	$831,483	$781,150	$737,217	$747,625	$670,802

Total Investments	$184,491	$160,241	$107,346	$75,868	$42,106

Total Loans, including Loans Held-for-Sale, net	$445,008	$435,621	$444,360	$476,018	$519,160

Total Deposits	$730,811	$678,958	$640,258	$651,426	$584,718

Total Equity	$92,325	$87,702	$79,596	$78,093	$62,029

Weighted Average Shares of Common Stock outstanding used for Basic Income (Loss) Per Share Computation 1	9,386,115	9,343,500	9,292,560	9,248,972	9,207,476

Weighted Average Shares of Common Stock outstanding used for Diluted Income (Loss) Per Share Computation 1	9,411,744	9,344,379	9,294,191	9,248,972	9,207,476

Return (Loss) on Average Total Assets	0.58%	0.35%	0.36%	(0.15%)	(0.20%)

Net Income (Loss)/Average Equity	5.11%	3.19%	3.34%	(1.34%)	(2.15%)

Net Income (Loss)/Average Deposits	0.66%	0.40%	0.41%	(0.17%)	(0.23%)

Average Loans/Average Deposits	62.22%	65.17%	69.91%	79.89%	87.30%

Average Equity to Average Total Assets	11.34%	11.00%	10.68%	11.02%	9.48%

1. All years have been restated to give retroactive effect for stock dividends issued and stock splits.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Financial highlights for 2012 include:

The Company reported net income of $4.6 million before dividends on preferred stock paid to the U.S. Treasury, a 70.4% increase compared to net income of $2.7 million for 2011.  Net income available to common shareholders totaled $3.5 million, a 169.2% increase compared to net income available to common shareholders of $1.3 million for 2011.  Net income per common share after consideration of dividends on preferred stock paid to the U.S. Treasury for 2012 was $0.37 and resulted in an increase in net income per common share of 164.3% compared to net income per common share of $0.14 for 2011.  Net income per common share on a fully diluted basis was $0.37 for 2012, an increase of 164.3% compared to net income per common share on a fully diluted basis of $0.14 for 2011.

Loans (including loans held-for-sale), net of allowance increased to $445.0 million at December 31, 2012, a 2.2% increase from $435.6 million at December 31, 2011.  Commercial loans totaled $88.8 million at December 31, 2012, down 3.4% from $91.9 million at December 31, 2011; commercial real estate loans were $188.4 million, up 7.2% from $175.8 million at December 31, 2011; agriculture loans were $52.7 million, up 1.2% from $52.1 million at December 31, 2011; residential mortgage loans were $51.3 million, down 0.6% from $51.6 million at December 31, 2011; residential construction loans were $7.6 million, up 1.3% from $7.5 million at December 31, 2011; and consumer loans totaled $59.4 million, down 7.2% from $64.0 million at December 31, 2011.

Average deposits increased to $700.4 million during 2012, a $39.9 million or 6.0% increase from 2011.

The Company reported average total assets of $802.0 million at December 31, 2012, up 5.5% from $760.1 million a year earlier.

The provision for loan losses in 2012 totaled $3.3 million, a decrease of 35.3% from $5.1 million in 2011.  Net charge-offs were $5.1 million in 2012 compared to $5.8 million in 2011.  The decrease in the provision for loan losses is primarily due to decreased charge-offs and improved credit quality.

Net interest income totaled $26.5 million for 2012, an increase of 0.8% from $26.3 million in 2011, primarily due to increased loan volumes, increased loan fees, increased investment securities volumes, decreased deposit rates and decreased time deposit volumes and borrowed funds, which was partially offset by decreased loan rates, decreased investment securities rates, increased interest-bearing transaction deposit volumes and increased savings and money market account volumes.

Other operating income totaled $9.4 million for the years ended December 31, 2012 and December 31, 2011.  During the period, gains on sales of loans increased, which was partially offset by decreases in service charges on deposit accounts, gains on sales of available for sale securities, gains on sales of other real estate owned and other income.

Other operating expenses totaled $26.3 million for 2012, down 1.9% from $26.8 million in 2011.  The decrease was due primarily to decreases in occupancy and equipment expenses, data processing, advertising, director fees, other real estate owned expense and impairment and other expenses, which was partially offset by increases in salaries and employee benefits and stationery and supplies.

In 2013, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income, while remaining conscious of the need to maintain appropriate expense levels.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Loan Losses

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

Impaired Loans

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

Share-Based Payment

The Company determines the fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility, and the risk-free interest rate over the expected life of the option.  The Black-Scholes model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of Management’s judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements.  The fair value of non-vested restricted common shares generally equals the stock price at grant date.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion, see Note 14 to the Consolidated Financial Statements in this Form 10-K.

Accounting for Income Taxes

Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach.  We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We record net deferred tax assets to the extent it is more-likely-than-not that they will be realized.  In evaluating our ability to recover the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business.  The Company files consolidated federal and combined state income tax returns.

A "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority.  The Company recognized a decrease for unrecognized tax benefits during 2012.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.  For additional discussion, see Note 10 to the Consolidated Financial Statements in this Form 10-K.

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

In June 2011, FASB issued ASU 2011-05.  This update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  The amendments in this ASU are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.  In December 2011, FASB issued ASU 2011-12.  This update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.  In February 2013, FASB issued ASU 2013-02.  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012.

In December 2011, FASB issued ASU 2011-11.  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this ASU are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required by those amendments should be provided retrospectively for all comparative periods presented.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.  In January 2013, FASB issued ASU 2013-01.  This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11.  ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement.  This update has the same effective date as ASU 2011-11.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2012		2011		2010

	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
ASSETS
Cash and Due From Banks	$140,411	17.50%	$149,610	19.68%	$156,283	20.91%
Investment Securities	182,755	22.79%	133,350	17.54%	89,890	12.03%
Loans 1	435,821	54.35%	430,440	56.64%	454,584	60.84%
Stock in Federal Home Loan Bank and
other equity securities, at cost	3,433	0.43%	2,992	0.39%	2,720	0.36%
Other Real Estate Owned	962	0.12%	2,310	0.30%	2,899	0.39%
Other Assets	38,661	4.81%	41,387	5.45%	40,873	5.47%
Total Assets	$802,043	100.00%	$760,089	100.00%	$747,249	100.00%

LIABILITIES &
STOCKHOLDERS’ EQUITY
Deposits:
Demand	$215,062	26.81%	$194,535	25.60%	$180,371	24.13%
Interest-Bearing Transaction Deposits	169,475	21.13%	152,764	20.10%	141,816	18.98%
Savings & MMDAs	217,031	27.06%	208,219	27.38%	197,464	26.42%
Time Certificates	98,843	12.32%	104,981	13.81%	130,592	17.48%
Borrowed Funds	3,443	0.43%	9,136	1.20%	10,986	1.47%
Other Liabilities	7,256	0.91%	6,829	0.90%	6,247	0.84%
Stockholders’ Equity	90,933	11.34%	83,625	11.01%	79,773	10.68%
Total Liabilities & Stockholders’ Equity	$802,043	100.00%	$760,089	100.00%	$747,249	100.00%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)
	2012			2011			2010

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Assets	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Loans 1	$435,821	$23,277	5.34%	$430,440	$24,581	5.71%	$454,584	$26,122	5.75%

Loan Fees	—	1,123	0.26%	—	821	0.19%	—	988	0.22%

Total Loans, Including
Loan Fees	435,821	24,400	5.60%	430,440	25,402	5.90%	454,584	27,110	5.96%

Due From Banks	124,151	359	0.29%	133,935	339	0.25%	141,059	380	0.27%

Investment Securities:
Taxable	172,258	3,042	1.77%	122,961	2,610	2.12%	73,462	1,744	2.37%

Non-taxable2	10,497	413	3.93%	10,389	430	4.14%	16,428	684	4.16%

Total Investment Securities	182,755	3,455	1.89%	133,350	3,040	2.28%	89,890	2,428	2.70%

Other Earning Assets	3,433	45	1.31%	2,992	9	0.30%	2,720	9	0.33%

Total Earning Assets	$746,160	$28,259	3.79%	$700,717	$28,790	4.11%	688,253	$29,927	4.35%

Cash and Due from Banks	16,260			15,675			15,224

Premises and Equipment	8,030			8,088			7,207

Other Real Estate Owned	962			2,310			2,899

Interest Receivable
and Other Assets	30,631			33,299			33,666

Total Assets	$802,043			$760,089			$747,249

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.

2. Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2012			2011			2010

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
Liabilities and	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Stockholders' Equity	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$169,475	$306	0.18%	$152,764	$351	0.23%	$141,816	$390	0.28%

Savings & MMDAs	217,031	692	0.32%	208,219	874	0.42%	197,464	1,167	0.59%

Time Certificates	98,843	663	0.67%	104,981	924	0.88%	130,592	1,650	1.26%

Total Interest-Bearing Deposits	485,349	1,661	0.34%	465,964	2,149	0.46%	469,872	3,207	0.68%

Borrowed Funds	3,443	141	4.10%	9,136	327	3.58%	10,986	399	3.63%

Total Interest-Bearing
Deposits and Funds	488,792	1,802	0.37%	475,100	2,476	0.52%	480,858	3,606	0.75%

Demand Deposits	215,062	—	—	194,535	—	—	180,371	—	—

Total Deposits and
Borrowed Funds	703,854	$1,802	0.26%	669,635	$2,476	0.37%	661,229	$3,606	0.54%

Interest payable and
Other Liabilities	7,256			6,829			6,247

Stockholders’ Equity	90,933			83,625			79,773

Total Liabilities and
Stockholders’ Equity	$802,043			$760,089			$747,249

Net Interest Income and
Net Interest Margin 1		$26,457	3.55%		$26,314	3.76%		$26,321	3.82%

Net Interest Spread 2			3.42%			3.59%			3.60%

1.  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2012 over 2011 and 2011 over 2010.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2012 Over 2011			2011 Over 2010
		Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change

Decrease in
Interest Income:

Loans	$304	$(1,608)	$(1,304)	$(1,362)	$(179)	$(1,541)

Loan Fees	302	—	302	(167)	—	(167)

Due From Banks	(27)	47	20	(17)	(24)	(41)

Investment Securities	995	(580)	415	1,035	(423)	612

Other Assets	1	35	36	1	(1)	—

	$1,575	$(2,106)	$(531)	$(510)	$(627)	$(1,137)

Decrease in
Interest Expense:

Deposits:
Interest-Bearing
Transaction Deposits	$36	$(81)	$(45)	$31	$(70)	$(39)

Savings & MMDAs	35	(217)	(182)	60	(353)	(293)

Time Certificates	(51)	(210)	(261)	(286)	(440)	(726)

Borrowed Funds	(228)	42	(186)	(67)	(5)	(72)

	$(208)	$(466)	$(674)	$(262)	$(868)	$(1,130)

Increase (decrease) in
Net Interest Income:	$1,783	$(1,640)	$143	$(248)	$241	$(7)

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, of the previous three fiscal years is as follows (dollars in thousands):

	2012	2011	2010
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$1,005	$2,314	$4,226
Securities of U.S. Government
Agencies and Corporations	28,305	37,014	40,775
Obligations of State &
Political Subdivisions	28,786	20,617	20,045
Collateralized Mortgage Obligations	8,278	—	—
Mortgage-Backed Securities	118,117	100,296	42,300

Total Investments	$184,491	$160,241	$107,346

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2012.  The yields on tax-exempt securities are shown on a tax equivalent basis.
Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$1,005	1.03%	$—	—	$—	—
Securities of U.S. Government
Agencies and Corporations	17,210	1.61%	8,095	1.13%	3,000	1.10%
Obligations of State &
Political Subdivisions	40	7.27%	3,118	3.27%	16,113	4.96%
Collateralized Mortgage Obligations OObligtionObligations OObligations OObligations	—	—	8,278	1.08%	—	—
Mortgage-Backed Securities	7	6.60%	106,913	2.01%	11,197	2.19%

TOTAL	$18,262	1.59%	$126,404	1.92%	$30,310	3.56%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$1,005	1.03%
Securities of U.S. Government
Agencies and Corporations	—	—	28,305	1.42%
Obligations of State &
Political Subdivisions	9,515	4.92%	28,786	4.77%
Collateralized Mortgage Obligations	—	—	8,278	1.08%
Mortgage-Backed Securities	—	—	118,117	2.03%

TOTAL	$9,515	4.92%	$184,491	2.31%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2012		2011		2010

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$88,810	19.8%	$91,914	20.7%	$82,815	18.3%
Commercial Real Estate	188,426	42.0%	175,793	39.7%	186,405	41.1%
Agriculture	52,747	11.8%	52,064	11.8%	53,040	11.7%
Residential Mortgage	51,266	11.4%	51,586	11.6%	52,347	11.5%
Residential Construction	7,586	1.7%	7,492	1.7%	10,246	2.3%
Consumer	59,393	13.3%	64,150	14.5%	68,374	15.1%
	448,228		442,999		453,227
Allowance for loan losses	(8,554)		(10,408)		(11,039)
Net deferred origination
fees and costs	775		198		(173)
TOTAL	$440,449	100.0%	$432,789	100.0%	$442,015	100.0%

	2009		2008

	Balance	Percent	Balance	Percent

Commercial	$93,581	19.2%	$114,885	21.6%
Commercial Real Estate	200,591	41.3%	202,897	38.2%
Agriculture	55,091	11.3%	60,341	11.3%
Residential Mortgage	53,918	11.1%	48,027	9.0%
Residential Construction	17,060	3.5%	44,411	8.4%
Consumer	66,305	13.6%	60,658	11.4%
Land	—	—	600	0.1%
	486,546		531,819
Allowance for loan losses	(11,916)		(14,435)
Net deferred origination
fees and costs	(252)		(416)
TOTAL	$474,378	100.0%	$516,968	100.0%

Commercial loans are primarily for financing the needs of a diverse group of businesses located in the Bank’s market area.  Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Real estate construction loans are generally for financing the construction of single-family residential homes for individuals and builders we believe are well-qualified.  These loans are secured by real estate and have short maturities.  Residential mortgage loans, which are secured by real estate, include owner-occupied and non-owner occupied properties in the Bank’s market area.  Loans are considered agriculture loans when the primary source of repayment is from the sale of an agricultural or agricultural-related product or service.  Such loans are secured and/or unsecured to producers and processors of crops and livestock.  The Bank also makes loans to individuals for investment purposes.  Most of these loans are relatively short-term (an overall average life of approximately two years) and secured by various types of collateral.

As shown in the comparative figures for loan mix during 2012 and 2011, total loans increased as a result of increases in commercial real estate loans, agriculture loans and residential construction loans, which were partially offset by decreases in residential mortgage loans, commercial loans and consumer loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2012 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$21,290	$62,091	$83,381
After one year through five years	57,666	39,221	96,887
After five years	38,272	229,688	267,960

Total	$117,228	$331,000	$448,228

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

The following tables summarize the Company’s non-accrual loans by loan category (in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2012, 2011, and 2010.

	At December 31, 2012			At December 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Residential mortgage	$2,095	$—	$2,095	$1,334	$—	$1,334
Residential construction	—	—	—	48	—	48
Commercial real estate	1,879	—	1,879	3,071	—	3,071
Agriculture	—	—	—	992	—	992
Commercial	2,853	73	2,780	2,905	62	2,843
Consumer	441	50	391	360	—	360
Total non-accrual loans	$7,268	$123	$7,145	$8,710	$62	$8,648

	At December 31, 2010
	Gross	Guaranteed	Net

Residential mortgage	$2,301	$—	$2,301
Residential construction	272	—	272
Commercial real estate	5,864	—	5,864
Agriculture	1,752	—	1,752
Commercial	1,817	77	1,740
Consumer	268	—	268
Total non-accrual loans	$12,274	$77	$12,197

Non-accrual loans amounted to $7,268,000 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095,000, five commercial real estate loans totaling $1,879,000, eleven commercial loans totaling $2,853,000 and seven consumer loans totaling $441,000.  Non-accrual loans amounted to $8,710,000 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334,000, one residential construction loan totaling $48,000, six commercial real estate loans totaling $3,071,000, one agricultural loan totaling $992,000, twelve commercial loans totaling $2,905,000 and five consumer loans totaling $360,000.  Non-accrual loans amounted to $12,274,000 at December 31, 2010 and were comprised of seven residential mortgage loans totaling $2,301,000, four residential construction loans totaling $272,000, nine commercial real estate loans totaling $5,864,000, one agricultural loan totaling $1,752,000, ten commercial loans totaling $1,817,000 and five consumer loans totaling $268,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to fair value.

The five largest non-accrual loans as of December 31, 2012, totaled approximately $4,889,000 or 67% of total non-accrual loans and consisted of two residential mortgage loans totaling $1,466,000, supported by residential property located within the Company’s market area, two commercial real estate loans totaling $1,665,000, supported by commercial properties located within the Company’s market area and one commercial and industrial loan totaling $1,758,000, supported by the business assets of the borrower.  The collateral securing all of these loans is generally appraised every six months.

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

If interest on non-accrual loans had been accrued, such interest income would have approximated $766,000, $906,000 and $642,000 during the years ended December 31, 2012, 2011, and 2010, respectively.  Income actually recognized for these loans approximated $24,000, $408,000 and $218,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2012, 2011, and 2010 consisting of loans on non-accrual status totaled $7,268,000, $8,710,000 and $12,274,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $6,113,000, $9,516,000 and $7,891,000 at December 31, 2012, 2011, and 2010, respectively.  Performing impaired loans consist of loans modified as troubled debt restructurings totaling $6,040,000 and other impaired loans totaling $73,000 which the Company expects to collect all principal and interest due and are performing satisfactorily.  Additionally, these loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing at December 31, 2012, 2011, and 2010.

As the following table illustrates, total non-performing assets which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,766,000, or 17.7% to $8,207,000 from December 31, 2011 and decreased $6,672,000 or 44.8% from December 31, 2010.  Non-performing assets net of guarantees represent 1.0%, 1.3% and 2.0% of total assets at December 31, 2012, 2011, and 2010, respectively.  The Bank’s management believes that the $7,268,000 in non-accrual loans are adequately are appropriately reflected at their net realizable value at December 31, 2012.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2012			At December 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$7,268	$123	$7,145	$8,710	$62	$8,648
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	7,268	123	7,145	8,710	62	8,648
Other real estate owned	1,062	—	1,062	1,325	—	1,325
Total non-performing assets	8,330	123	8,207	10,035	62	9,973
Non-performing loans to total loans			1.6%			2.0%
Non-performing assets to total assets			1.0%			1.3%
Allowance for loan and lease losses to non-performing loans			119.7%			120.4%

	At December 31, 2010
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$12,274	$77	$12,197
Loans 90 days past due and still accruing	—	—	—
Total non-performing loans	12,274	77	12,197
Other real estate owned	2,682	—	2,682
Total non-performing assets	14,956	77	14,879
Non-performing loans to total loans			2.7%
Non-performing assets to total assets			2.0%
Allowance for loan and lease losses to non-performing loans			90.5%

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

OREO amounted to $1,062,000, $1,325,000 and $2,682,000 for the periods ended December 31, 2012, 2011, and 2010, respectively.  The decrease in OREO loans at December 31, 2012 from the balance at December 31, 2011 was primarily due to the disposition of one residential property and one agricultural property, which was partially offset by the addition of one commercial real estate property, one residential construction property and one agricultural property.

Potential Problem Loans
The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for loan losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal banking regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes: “Substandard Assets: a substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.” “Doubtful Assets: An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.” Other Real Estate Owned” and loans rated Substandard and Doubtful are deemed “classified assets”.  This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

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

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment in full is unlikely, the Company will estimate its probable loss, using a recent valuation as appropriate to the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Bank may periodically revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known.  Unpaid balances on loans after or during collection and liquidation may also be pursued through lawsuit and attachment of wages or judgment liens on borrower’s other assets.

Excluding the non-performing loans cited previously, loans totaling $19,424,000 and $29,673,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2012 and 2011, respectively.  Of these loans, loans totaling $17,503,000 and $26,295,000 are adequately collateralized or guaranteed, in management’s opinion, and the remaining loans totaling $1,921,000 and $3,378,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2012 and 2011 respectively.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2012 and 2011 was 1.91% and 2.35% respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considers the $8,554,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2012.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
	2012	2011	2010	2009	2008

Balance at Beginning of Year	$10,408	$11,039	$11,916	$14,435	$10,876
Provision for Loan Losses	3,276	5,138	4,914	10,489	16,164
Loans Charged-Off:
Commercial	(3,498)	(2,381)	(1,930)	(4,518)	(2,224)
Commercial Real Estate	(375)	(2,000)	(1,491)	(1,685)	(2,984)
Agriculture	(116)	(860)	(736)	(5,043)	(220)
Residential Mortgage	(864)	(272)	(715)	(124)	—
Residential Construction	(167)	(197)	(830)	(2,433)	(7,281)
Consumer	(875)	(932)	(914)	(490)	(615)

Total Charged-Off	(5,895)	(6,642)	(6,616)	(14,293)	(13,324)

Recoveries:
Commercial	306	185	540	322	153
Commercial Real Estate	—	288	1	355	—
Agriculture	4	142	78	5	88
Residential Mortgage	—	11	22	—	—
Residential Construction	341	71	6	370	159
Consumer	114	176	178	233	319

Total Recoveries	765	873	825	1,285	719

Net (Charge-Offs) Recoveries	(5,130)	(5,769)	(5,791)	(13,008)	(12,605)

Balance at End of Year	$8,554	$10,408	$11,039	$11,916	$14,435

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(1.18%)	(1.34%)	(1.27%)	(2.65%)	(2.46%)
Allowance as a percentage of Total Loans	1.91%	2.35%	2.44%	2.45%	2.72%
Allowance as a percentage of
Non-performing loans	119.7%	120.4%	90.5%	69.3%	102.0%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the Loan Portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):
	December 31, 2012			December 31, 2011			December 31, 2010

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans
Loan Type:

Commercial	$2,899	33.9%	19.5%	$3,598	34.6%	20.4%	$3,761	34.1%	17.9%
Commercial Real Estate	1,723	20.1%	42.4%	1,747	16.8%	40.2%	1,957	17.7%	41.7%
Agriculture	915	10.7%	11.8%	1,934	18.6%	11.6%	2,141	19.4%	11.5%
Residential Mortgage	1,148	13.4%	11.4%	1,135	10.9%	11.7%	830	7.5%	11.7%
Residential Construction	724	8.5%	1.6%	1,198	11.5%	1.5%	1,719	15.6%	1.9%
Consumer	1,110	13.0%	13.3%	796	7.6%	14.6%	556	5.0%	15.3%
Unallocated	35	0.4%	—	—	—	—	75	0.7%	—

Total	$8,554	100.0%	100.0%	$10,408	100.0%	100.0%	$11,039	100.0%	100.0%

	December 31, 2009			December 31, 2008

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans
Loan Type:

Commercial	$4,036	33.9%	18.8%	$4,908	34.0%	21.3%
Commercial Real Estate	2,706	22.7%	41.7%	3,548	24.6%	38.5%
Agriculture	1,681	14.1%	11.2%	643	4.5%	11.5%
Residential Mortgage	735	6.2%	11.2%	944	6.5%	9.1%
Residential Construction	1,611	13.5%	3.2%	3,113	21.6%	8.1%
Consumer	506	4.2%	13.9%	1,279	8.9%	11.5%
Unallocated	641	5.4%	—	—	—	—

Total	$11,916	100.0%	100.0%	$14,435	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2012		2011		2010
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$215,062	—	$194,535	—	$180,371	—

Interest-Bearing Demand (NOW)	$169,475	0.18%	$152,764	0.23%	$141,816	0.28%

Savings and MMDAs	$217,031	0.32%	$208,219	0.42%	$197,464	0.59%

Time	$98,843	0.67%	$104,981	0.88%	$130,592	1.26%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2012:

Three months or less	$17,159

Over three months through twelve months	30,361

Over twelve months	8,953

Total	$56,473

Short-Term Borrowings

The Company had no secured borrowings from the U.S. Treasury and no Federal Funds purchased at December 31, 2012 and December 31, 2011.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2012, the Company had collateral borrowing capacity from the FHLB of $146,535,000.  The Company also has unsecured formal lines of credit totaling $37,000,000 with correspondent banks.

Long-Term Borrowings

Long-term borrowings consisted of Federal Home Loan Bank advances, totaling $0 and $7,000,000, respectively, at December 31, 2012 and 2011.  Maturity was 0.5 years at a weighted average interest rate of 4.13% at December 31, 2011.  Average outstanding balances were $3,443,000 and $7,975,000, respectively, during 2012 and 2011.  The weighted average interest rate paid was 4.10% in 2012 and 4.09% in 2011.

Overview

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net income available to common shareholders for the year ended December 31, 2012, was $3.5 million, representing an increase of $2.2 million, or 169.2% increase, compared to net income available to common shareholders of $1.3 million for the year ended December 31, 2011.  The increase in net income available to common shareholders is principally attributable to a $0.7 million decrease in interest expense, $1.9 million decrease in provision for loan loss and $0.5 million decrease in other operating expenses, which was partially offset by a $0.5 million decrease in interest income and a $0.6 million increase in provision for income tax.

Total assets increased by $50.3 million, or 6.4%, to $831.5 million as of December 31, 2012 compared to $781.2 million at December 31, 2011.  The increase in total assets was mainly due to a $21.2 million increase in cash, $24.3 million increase in investment securities and a $9.4 million increase in net loans (including loans held-for-sale), which was partially offset by a $4.5 million decrease in interest receivable and other assets.  Total deposits increased $51.8 million, or 7.6%, to $730.8 million as of December 31, 2012 compared to $679.0 million at December 31, 2011.  Other borrowings decreased by $7.0 million, or 100.0%, to $0 as of December 31, 2012 compared to $7.0 million at December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net income available to common shareholders for the year ended December 31, 2011, was $1.3 million, representing a decrease of $0.4 million, or 23.5% decrease, compared to net income available to common shareholders of $1.7 million for the year ended December 31, 2010.  The decrease in net income available to common shareholders is principally attributable to a $1.1 million increase in provision for income tax expense and $0.4 million increase in preferred stock dividends and accretion, due to the early recognition of the remaining discount on preferred stock sold to the U.S. Treasury as part of the Capital Purchase Program, which was partially offset by a $1.1 million decrease in other operating expense.

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

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period.  The $143,000 increase in the Bank’s net interest income in 2012 from 2011 was due to the effects of higher loan volumes, higher loan fees, higher investment securities volumes, lower deposit rates, lower time deposit volumes and lower borrowed funds volumes, which was partially offset by lower interest rates, lower investment securities rates, higher interest-bearing transaction deposit volumes, higher savings volumes and higher money market account volumes.  The $7,000 decrease in the Bank’s net interest income in 2011 from 2010 was due to the effects of lower interest rates and volumes, lower loan fees, lower investment securities rates and lower due from interest bearing account rates and volumes, which was partially offset by higher investment securities volumes and lower core deposit funding costs and volumes.  Continued lower interest rates have been affected by the FRB’s pursuit of a variety of monetary measures designed to stimulate economic growth. The FRB has indicated that, subject to its continuing evaluation of the condition of the U.S. financial system, it can be expected that this highly accommodative monetary policy will continue at least through mid-2015, or until substantial improvement in the job market occurs.  The “Analysis of Changes in Interest Income and Interest Expense” set forth on page 36 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume.  Another factor that affected the net interest income was the average earning asset to average total asset ratio.  This ratio was 93.0% in 2012, 92.2% in 2011 and 92.1% in 2010.

Interest income on loans (including loan fees) was $24,400,000 for 2012, representing a decrease of $1,002,000, or 3.9%, from $25,402,000 for 2011.  This compared to a decrease in 2011 of $1,708,000, or 6.3%, from $27,110,000 for 2010.  The decrease in interest income on loans in 2012 over 2011 was the result of a 37 basis point decrease in loan yields, which was partially offset by a 1.3% increase in loan volume and an increase of approximately $302,000 in loan fees.  Loan fee comparisons were impacted by a net decrease in deferred loan fees and costs of $577,000 in 2012, and a net decrease of $372,000 in 2011.

There were no Federal Funds sold at December 31, 2012 and December 31, 2011.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.

Average outstanding due from interest bearing accounts fluctuated during this period, ranging from $124,151,000 in 2012 to $133,935,000 in 2011 and $141,059,000 in 2010.  At December 31, 2012, due from interest bearing accounts were $145,460,000.  As with Federal Funds, due from interest bearing accounts are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Due from interest bearing account yields were 0.29%, 0.25% and 0.27% for 2012, 2011 and 2010, respectively.

The average total level of investment securities increased $49,405,000 in 2012 to $182,755,000 from $133,350,000 in 2011 and increased $43,460,000 in 2011 to $133,350,000 from $89,890,000 in 2010.  The level of interest income attributable to investment securities increased to $3,455,000 in 2012 from $3,040,000 in 2011 and increased to $3,040,000 in 2011 from $2,428,000 in 2010, due to the effects of interest rates and volume.  The Bank’s strategy in recent years emphasized the use of the investment portfolio to partially offset the Bank’s decreased loan volume.  The Bank intends to continue to reinvest maturing securities to provide future liquidity while attempting to reinvest the cash flows in short duration securities that provide higher cash flow for reinvestment in a higher interest rate instrument.  Investment securities yields were 1.89%, 2.28% and 2.70% for 2012, 2011 and 2010, respectively.

Total interest expense decreased to $1,802,000 in 2012 from $2,476,000 in 2011, and decreased to $2,476,000 in 2011 from $3,606,000 in 2010, representing a 27.2% decrease in 2012 over 2011 and a 31.3% decrease in 2011 over 2010.  The decrease in total interest expense from 2012 to 2011 was due to decreases in interest rates paid on deposits, decreases in the volume of time deposits and decreases in the volume of borrowed funds, which was partially offset by increases in the volume of interest-bearing transaction deposits and savings and money market accounts.  The decrease in total interest expense from 2011 to 2010 was due to decreases in interest rates paid on deposits and decreases in the volume of time deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2012		2011		2010

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$215,062	30.7%	$194,535	29.5%	$180,371	27.7%

Interest-Bearing Demand (NOW)	169,475	24.2%	152,764	23.0%	141,816	21.8%

Savings and MMDAs	217,031	31.0%	208,219	31.5%	197,464	30.3%

Time	98,843	14.1%	104,981	15.8%	130,592	20.0%

Total	$700,411	100.0%	$660,499	100.0%	$650,243	100.0%

The three years ended December 31, 2012 have been characterized by decreasing interest rates.  Loan rates and deposit rates decreased in 2012, 2011 and 2010.  The net spread between the rate for total earning assets and the rate for interest-bearing deposits and borrowed funds decreased 17 basis points in the period from 2012 to 2011 and decreased 1 basis point in the period from 2011 to 2010.

The Bank’s net interest margin (net interest income divided by average earning assets) was 3.55% in 2012, 3.76% in 2011 and 3.82% in 2010.  The decrease in net interest margin was due to decreasing loan and investment rates which was only partially offset by lower deposit rates.  Going forward into the first half of 2013, it is Bank management’s belief that net interest income and net interest margin will continue to fluctuate due to the unstable rate environment.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses decreased to $3,276,000 in 2012 from $5,138,000 in 2011, primarily as a result of decreased charge-offs and improved credit quality.  The amount of loans charged-off decreased in 2012 to $5,895,000 from $6,642,000 in 2011, and recoveries decreased to $765,000 in 2012 from $873,000 in 2011.  The decrease in charge-offs was due, for the most part, to a decrease in charge-offs of commercial real estate loans, agriculture loans, residential construction loans and consumer loans, which was partially offset by an increase in charge-offs of commercial loans and residential mortgage loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2012 was 1.91% compared to 2.35% at December 31, 2011.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more was 120% at December 31, 2012 and December 31, 2011.

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

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held-for-sale, gains on other real estate owned, and other income.  Service charges on deposit accounts decreased $117,000 in 2012 over 2011 and decreased $512,000 in 2011 over 2010.  The decrease in 2012 was due, for the most part, to a decrease in service charges assessed on regular and business checking accounts.  Realized gains on sale of investment securities decreased $922,000 in 2012 over 2011 and increased $267,000 in 2011 over 2010.  The decrease in 2012 was primarily due to a decrease in the number of securities sold.  Net realized gains on loans held-for-sale increased $1,482,000 in 2012 over 2011 and decreased $258,000 in 2011 over 2010.  The increase in 2012 was due, for the most part, to increased sales volume of loans held-for-sale.  Gains on sales of other real estate owned decreased $224,000 in 2012 over 2011 and increased $189,000 in 2011 over 2010.  The decrease in 2012 was primarily due to a decrease in the number of other real estate owned property sold.  Other income decreased $159,000 in 2012 over 2011 and increased $542,000 in 2011 over 2010.  The decrease in 2012 was due, for the most part, to decreases in investment & brokerage income and other miscellaneous income, which was partially offset by increases in fiduciary activities income and signature based transaction fees.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising and other expenses.  Other operating expenses decreased to $26,254,000 in 2012 from $26,762,000 in 2011, and decreased to $26,762,000 in 2011 from $27,889,000 in 2010, representing a decrease of $508,000, or 1.9% in 2012 over 2011, and a decrease of $1,127,000, or 4.0% in 2011 over 2010.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:
	2012 over 2011		2011 over 2010

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$683	4.6%	$76	0.5%
Occupancy and Equipment	(192)	(6.3%)	(250)	(7.6%)
Data Processing	(40)	(2.4%)	(7)	(0.4%)
Stationery and Supplies	36	11.3%	23	7.8%
Advertising	(203)	(35.2%)	33	6.1%
Directors Fees	(19)	(7.9%)	28	13.1%
OREO Expense and Impairment	(620)	(80.0%)	(36)	(4.4%)
Other Expense	(153)	(2.9%)	(994)	(16.0%)

Total	$(508)	(1.9%)	$(1,127)	(4.0%)

In 2012, salaries and employee benefits increased $683,000 to $15,606,000 from $14,923,000 for 2011.  This increase was due, for the most part, to commissions expense, contingent compensation expense and profit sharing expense, which was partially offset by decreases in regular salaries expense and workers’ compensation insurance expense.  The increase in commissions expense was due to an increase in real estate mortgage and investment services activity.  The increase in contingent compensation and profit sharing expense was due to increased performance results of the Company.  The decrease in regular salaries expense was partially due to a decrease in the number of full-time equivalent staff.  The decrease in workers’ compensation insurance expense was due to a decrease in the cost to provide workers’ compensation insurance.  The decrease in occupancy and equipment expense was due to branch moving expenses, depreciation expense, rent expense and utilities expense due to renegotiated leases.  The decrease in data processing expense was primarily due to better pricing on service contracts.  The increase in stationery and supplies expense was attributed to an increase in the usage of office supplies.  The decrease in advertising costs was due to decreases in printed materials and related costs.  The decrease in director fees was due to the decrease in the number of meetings.  The decrease in OREO expense and impairment was due to a decrease in write-downs and maintenance expenses related to foreclosed real estate properties.  The decrease in other expenses was due, for the most part, to decreases in FDIC insurance expense, legal fees, accounting and audit fees, sundry losses and loan collection expense, which was partially offset by increases in consulting fees and loan origination expense.

In 2011, salaries and employee benefits increased $76,000 to $14,923,000 from $14,847,000 for 2010.  This increase was due, for the most part, to increases in profit sharing expense, welfare & recreation, and retirement compensation expense, which was partially offset by decreases in deferred loan processing costs and stock compensation expense.  The decrease in occupancy and equipment expense was due to decreases in rent expense and depreciation expense.  Rent expense decreased primarily due to the Company’s purchase of a building, which became the permanent location of a branch and Investment & Brokerage Services Office.  The decrease in data processing expense was primarily due to better pricing on service contracts.  The increase in stationery and supplies expense was attributed to an increase in the usage of office supplies.  The increase in advertising costs was due to increases in printed materials and related costs.  The increase in director fees was due to increases in the number of meetings and number of directors receiving fees.  The decrease in OREO expense and impairment was due to decreases in write-downs and maintenance expenses related to foreclosed real estate properties.  The decrease in other expense was due, for the most part, to decreases in FDIC assessments, loan origination expense, sundry losses and loan collection expense, which was partially offset by increases in accounting and audit fees and consulting fees.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings.  In 2012, tax expense increased $591,000 to $1,723,000 from $1,132,000 for 2011.  The increase was primarily attributable to an increase in taxable income.  In 2011, tax expense increased $1,125,000 to $1,132,000 from expense of $7,000 for 2010.  The increase was primarily attributable to an increase in taxable income and an adjustment to the Company’s deferred tax asset.  Non-taxable municipal bond income was $413,000, $430,000 and $684,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Liquidity, Contractual Obligations, Commitments, Off-Balance Sheet Arrangements and Capital Resources

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and any borrowing requirements.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available-for-sale investment portfolio.  As smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory restrictions.

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2012, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 60.9% on December 31, 2012, 64.2% on December 31, 2011 and 69.4% on December 31, 2010.  At December 31, 2012 and 2011, the Bank’s ratio of core deposits to total assets was 81.1% and 78.2%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits under $100,000.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  The Bank’s liquidity position increased in 2012; management believes that the Bank’s liquidity position was adequate.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2012, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was (12.43%), compared to (8.41%) in 2011.  This ratio indicated at December 31, 2012, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following table presents, as of December 31, 2012, the Company’s significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$638,721	$638,721	$—	$—	$—
Certificates of Deposit (a)	92,090	77,741	12,101	2,248	—
Operating Leases	2,960	1,133	1,416	336	75
Purchase Obligations	1,517	1,517	—	—	—
Total	$735,288	$719,113	$13,516	$2,584	$75
(a)Excludes interest

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

The following table details the amounts and expected maturities of commitments as of December 31, 2012 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$64,000	$52,824	$9,112	$531	$1,533
Commercial Real Estate	13,206	5,497	561	124	7,024
Agriculture	25,329	17,606	5,806	—	1,917
Residential Construction	3,448	3,448	—	—	—
Consumer	53,346	20,105	3,644	5,289	24,308
Commitments to sell loans	7,480	7,480	—	—	—
Standby Letters of Credit	2,376	2,376	—	—	—
Total	$169,185	$109,336	$19,123	$5,944	$34,782

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows (amounts in thousands):

	2012	2011

Undisbursed loan commitments	$159,329	$146,778
Standby letters of credit	2,376	1,872
Commitments to sell loans	7,480	7,530

	$169,185	$156,180

The Bank expects its liquidity position to remain strong in 2013 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year and, while the Bank did not experience an outflow of deposits, the potential of outflows still exists if the stock market improves.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2013.

Capital

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2012, stockholders’ equity totaled $92.3 million, an increase of $4.6 million from $87.7 million at December 31, 2011.  The increase was primarily due to net income and other comprehensive income for the year ended December 31, 2012 of $4.6 million and $0.9 million, respectively, which was partially offset by dividends paid on preferred stock of $1.1 million.  The increase in other comprehensive income of $0.9 million consists of retirement plan equity adjustments and unrealized gains on investment securities available-for-sale.  Also affecting capital in 2012 was paid in capital in the amount of $0.2 million resulting from employee stock purchases and stock plan accruals.  The Bank’s Tier 1 Leverage Capital ratio was 10.0% and 9.8% at December 31, 2012 and December 31, 2011, respectively.

On June 21, 2009, the Company’s stock repurchase program expired.  The Company does not currently operate a stock repurchase program.  The Company’s previous stock purchase plan had allowed repurchases by the Company in an aggregate of up to 4.0% of the Company’s outstanding shares of common stock over each rolling twelve-month period.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines for a “well capitalized” institution.  The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting	Page 56

Report of Independent Registered Public Accounting Firm	Page 57

Consolidated Balance Sheets as of December 31, 2012 and 2011	Page 58

Consolidated Statements of Income for Years Ended December 31, 2012, 2011, and 2010	Page 59

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2012, 2011, and 2010	Page 60

Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2012, 2011, and 2010	Page 61

Consolidated Statements of Cash Flows for Years Ended December 31, 2012, 2011, and 2010	Page 62

Notes to Consolidated Financial Statements	Page 63

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2012.

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

March 18, 2013

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northern Community Bancorp and subsidiary as of December 31, 2012 and 2011, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Stockton, California
March 18, 2013

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2012 and 2011
(in thousands, except shares and share amounts)

	2012	2011
Assets
Cash and cash equivalents	$161,359	$140,172
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $32,227 at December 31, 2012 and $34,206 at December 31, 2011)	184,491	160,241
Loans (net of allowance for loan losses of $8,554 at December 31, 2012 and $10,408 at December 31, 2011)	440,449	432,789
Loans held-for-sale	4,559	2,832
Stock in Federal Home Loan Bank and other equity securities, at cost	3,607	3,075
Premises and equipment, net	7,839	8,054
Other real estate owned	1,062	1,325
Interest receivable and other assets	28,117	32,662

Total Assets	$831,483	$781,150

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$230,743	$201,865
Interest-bearing transaction deposits	184,900	160,956
Savings and MMDAs	223,078	209,853
Time, under $100,000	35,617	38,395
Time, $100,000 and over	56,473	67,889

Total Deposits	730,811	678,958

FHLB advances and other borrowings	—	7,000
Interest payable and other liabilities	8,347	7,490

Total Liabilities	739,158	693,448

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par value; $1,000 per share liquidation preference, 22,847 shares authorized; 22,847 shares issued and outstanding at December 31, 2012 and December 31, 2011	22,847	22,847
Common stock, no par value; 16,000,000 shares authorized; 9,272,668 and 9,144,998 shares issued and outstanding at December 31, 2012 and 2011, respectively	63,410	62,751
Additional paid-in capital	977	977
Retained earnings	3,917	864
Accumulated other comprehensive income, net	1,174	263
Total Stockholders’ Equity	92,325	87,702

Total Liabilities and Stockholders’ Equity	$831,483	$781,150

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts)
	2012	2011	2010
Interest and dividend income:
Interest and fees on loans	$24,400	$25,402	$27,110
Due from banks interest bearing accounts	359	339	380
Investment securities:
Taxable	3,042	2,610	1,744
Non-taxable	413	430	684
Other earning assets	45	9	9
Total interest and dividend income	28,259	28,790	29,927
Interest expense:
Time deposits $100,000 and over	465	687	1,183
Other deposits	1,196	1,462	2,024
Other borrowings	141	327	399
Total interest expense	1,802	2,476	3,606
Net interest income	26,457	26,314	26,321
Provision for loan losses	3,276	5,138	4,914
Net interest income after provision
for loan losses	23,181	21,176	21,407
Other operating income:
Service charges on deposit accounts	2,698	2,815	3,327
Net gain on sale of available-for-sale securities	8	930	663
Net gain on sale of loans held-for-sale	2,337	855	1,113
Net gain on sale of other real estate owned	17	241	52
Other income	4,382	4,541	3,999
Total other operating income	9,442	9,382	9,154
Other operating expenses:
Salaries and employee benefits	15,606	14,923	14,847
Occupancy and equipment	2,839	3,031	3,281
Data processing	1,644	1,684	1,691
Stationery and supplies	355	319	296
Advertising	373	576	543
Directors fees	222	241	213
Other real estate owned expense and impairment	155	775	811
Other expense	5,060	5,213	6,207
Total other operating expenses	26,254	26,762	27,889
Income before provision for income tax	6,369	3,796	2,672
Provision for income tax	1,723	1,132	7
Net income	4,646	2,664	2,665
Preferred stock dividends and accretion	(1,139)	(1,399)	(992)
Net income available to common shareholders	$3,507	$1,265	$1,673
Basic income per share	$0.37	$0.14	$0.18
Diluted income per share	$0.37	$0.14	$0.18

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010 (in thousands)
	2012	2011	2010
Net income	$4,646	$2,664	$2,665
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $722, $1,193, and ($112) for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively	1,081	1,791	(167)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of ($3), ($372), and ($265) for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively	(5)	(558)	(398)
Directors’ and officers’ retirement plan equity adjustments, net of tax effect of ($110), ($118), and ($93) for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively	(165)	(177)	(139)
Total other comprehensive income (loss), net of tax effect of $609, $703, and ($470) for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively	911	1,056	(704)
Comprehensive income	$5,557	$3,720	$1,961

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010
(in thousands, except share data)

						Retained	Accumulated
					Additional	Earnings /	Other
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Income/(Loss)	Total

Balance at December 31, 2009	17,390	$16,822	9,055,137	$62,457	$977	$(2,074)	$(89)	$78,093
Net income						2,665		2,665
Other comprehensive loss, net of tax							(704)	(704)
Dividend on preferred stock						(870)		(870)
Discount accretion on preferred stock		122				(122)		—
Stock-based compensation and related tax benefits				268				268
Common shares issued			48,021	144				144
Balance at December 31, 2010	17,390	$16,944	9,103,158	$62,869	$977	$(401)	$(793)	$79,596
Net income						2,664		2,664
Other comprehensive income, net of tax							1,056	1,056
Issuance of preferred stock	22,847	22,847						22,847
Redemption of preferred stock	(17,390)	(17,390)						(17,390)
Repurchase of common stock warrants				(375)				(375)
Dividend on preferred stock						(953)		(953)
Discount accretion on preferred stock		446				(446)		—
Stock-based compensation and related tax benefits				152				152
Common shares issued			41,840	105				105
Balance at December 31, 2011	22,847	$22,847	9,144,998	$62,751	$977	$864	$263	$87,702
Net income						4,646		4,646
Other comprehensive income, net of tax							911	911
1% stock dividend			91,052	451		(451)		—
Dividend on preferred stock						(1,139)		(1,139)
Cash in lieu of fractional shares						(3)		(3)
Stock-based compensation and related tax benefits				115				115
Common shares issued			36,618	93				93
Balance at December 31, 2012	22,847	$22,847	9,272,668	$63,410	$977	$3,917	$1,174	$92,325

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(in thousands)
	2012	2011	2010
Cash flows from operating activities:
Net income	$4,646	$2,664	$2,665
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	3,276	5,138	4,914
Stock plan accruals	115	152	268
Depreciation and amortization of bank premises and equipment	699	733	784
Accretion and amortization, net	3,342	1,802	1,172
Net gain on sale of available-for-sale securities	(8)	(930)	(663)
Net gain on sale of loans held-for-sale	(2,337)	(855)	(1,113)
Net gain on sale of other real estate owned	(17)	(241)	(52)
Impairment on other real estate owned	71	572	689
Net gain on sale of bank premises and equipment	(4)	(159)	(43)
Provision for deferred income taxes	1,055	920	55
Proceeds from sales of loans held-for-sale	90,729	45,771	73,769
Originations of loans held-for-sale	(90,119)	(45,403)	(73,361)
Decrease in deferred loan origination fees and costs, net	(577)	(371)	(78)
Decrease (increase) in interest receivable and other assets	2,881	(2,021)	3,162
Increase in interest payable and other liabilities	582	361	541
Net cash provided by operating activities	14,334	8,133	12,709
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	25,805	33,055	16,288
Proceeds from sales of available-for-sale securities	1,492	30,916	37,539
Principal repayments on available-for-sale securities	32,097	17,632	12,453
Purchase of available-for-sale securities	(85,183)	(133,316)	(99,210)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(532)	(252)	(317)
Net (increase) decrease in loans	(12,552)	1,262	24,980
Purchases of bank premises and equipment, net	(480)	(593)	(1,379)
Proceeds from sale of other real estate owned	2,402	4,223	2,746
Net cash used in investing activities	(36,951)	(47,073)	(6,900)
Cash flows from financing activities:
Net increase (decrease) in deposits	51,853	38,700	(11,168)
Proceeds from issuance of preferred stock	—	22,847	—
Redemption of preferred stock	—	(17,390)	—
Redemption of common stock warrants	—	(375)	—
Increase in FHLB advances and other borrowings	—	62,729	69,318
Decrease in FHLB advances and other borrowings	(7,000)	(66,258)	(70,602)
Dividends on preferred stock	(1,139)	(953)	(870)
Cash dividends paid in lieu of fractional shares	(3)	—	—
Common stock issued	93	105	144
Net cash provided by (used in) financing activities	43,804	39,405	(13,178)
Net increase (decrease) in cash and cash equivalents	21,187	465	(7,369)
Cash and cash equivalents at beginning of year	140,172	139,707	147,076
Cash and cash equivalents at end of year	$161,359	$140,172	$139,707

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010 (in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (“Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer and El Dorado Counties.  All intercompany transactions between the Company and the Bank have been eliminated in consolidation.  The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank.  Yolano Realty Corporation was formed in September, 2009 for the purpose of managing selected other real estate owned properties.

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

Held-to-maturity securities are recorded at amortized cost, adjusted for amortization or accretion of premiums or discounts.  Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.  The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts over the life of the related security using the effective interest method.  Such amortization and accretion is included in investment income, along with interest and dividends.  The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in earnings.

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

(c)	Federal Home Loan Bank stock and other equity securities, at cost

Federal Home Loan Bank (FHLB) stock represents an equity interest that does not have a readily determinable fair value because its ownership is restricted and it lacks a market (liquidity).  FHLB stock and other securities are recorded at cost.

(d)	Loans

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

(e)	Loans Held-for-Sale

Loans originated and held-for-sale are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.

(f)	Allowance for Loan Losses

The allowance for loan losses is established through a provision charged to expense.  It is the Company’s policy to charge-off loans when the following exists:  management determines that a loss is expected or when specified by regulatory examination; impairment analysis shows an impaired amount, which requires a partial charge-off; interest and/or principal are past due 90 days or more unless the credit is both well secured and in process of collection; consumer loans become 90 days delinquent, except those well secured by real estate collateral and in the process of collection; loan is canceled as part of a court judgment.

The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts on evaluations of collectability and prior loss experience.  The loan portfolio is segregated into loan types to facilitate the assessment of risk to pools of loans based on historical charge-off experience and internal and external factors.  Individual loans are reviewed for impairment, while all other loans, including individually evaluated loans determined not to be impaired, are collectively evaluated for impairment.  The evaluations take into consideration internal and external factors such as trends in portfolio volume, maturity and composition, overall portfolio quality, loan concentrations, levels of and trends in charge-offs and recoveries, current and anticipated economic conditions that may affect the borrowers’ ability to pay and national and local economic trends and conditions.  While management uses these evaluations to determine the allowance for loan losses, additional provisions may be necessary based on changes in the factors used in the evaluations.

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

(g)	Premises and Equipment

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

Buildings and improvements	15 to 50 years
Furniture and equipment	3 to 10 years

(h)	Other Real Estate Owned

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

The Bank held other real estate owned (“OREO”), net of valuation allowance, in the amount of $1,062 and $1,325 as of December 31, 2012 and 2011, respectively.

(i)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

(j)	Gain or Loss on Sale of Loans and Servicing Rights

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2012, 2011, and 2010 for cash proceeds equal to the fair value of the loans.

Mortgage servicing rights (MSR) in loans sold are measured by allocating the previous carrying amount of the transferred assets between the loans sold and retained interest, if any, based on their relative fair value at the date of transfer.  The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets.  The Company measures and reports its residential mortgage servicing assets at fair value in the consolidated balance sheets and reports changes in fair value through earnings under Other income in the period in which the change occurs.  Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time are each separately reported.

In determining the fair value of the MSR, the Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  This model is periodically validated by an independent external model validation group.  The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.  Key assumptions used in measuring the fair value of MSR as of December 31 were as follows:

	2012	2011	2010

Constant prepayment rate	25.58%	19.87%	18.77%
Discount rate	11.05%	11.06%	11.06%
Weighted average life (years)	3.41	4.15	4.37

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

(k)	Income Taxes

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

In 2002, the Bank made a $2,355 equity investment in a partnership, which owns low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits.  In 2004, the Bank transferred the amortized cost of the equity investment to a similar equity investment partnership which owns low-income affordable housing projects that generate tax benefits in the form of federal and state tax credits.  In 2008, 2009 and 2010 the Bank made equity investments totaling $1,000 in a partnership which owns low-income affordable housing projects that generate tax benefits in the form of federal and state tax credits.  As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits.  The federal and state income tax credits are earned over a 10-year period as a result of the investment property meeting certain criteria and are subject to recapture for non-compliance with such criteria over a 15-year period.  The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company’s consolidated tax returns.  These investments are accounted for using the effective yield method and are recorded in other assets on the consolidated balance sheets.  Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company.  The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company.  Any expected residual value of the investment was excluded from the effective yield calculation.  Cash received from operations of the limited partnership or sale of the property, if any, will be included in earnings when realized or realizable.

(l)	Share Based Compensation

The Company accounts for stock-based payment transactions whereby the Company receives employee services in exchange for equity instruments, including stock options and restricted stock.  The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over their requisite service period (generally the vesting period).  The fair value of options granted is determined on the date of the grant using a Black-Sholes-Merton pricing model using various assumptions.  The grant date fair value of restricted stock is determined by the closing market price of the day prior to the grant date.  The Company issues new shares of common stock upon the exercise of stock options.  See Note 14 of Notes to Consolidated Financial Statements (page 95).

(m)	Earnings Per Share (“EPS”)

Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted shares.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  The number of potential common shares included in annual diluted EPS is a year to date average of the number of potential common shares included in each quarter’s diluted EPS computation under the treasury stock method.  The calculation of weighted average shares includes two classes of the Company’s outstanding common stock:  common stock and restricted stock awards.  Holders of restricted stock also receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  See Note 11 of Notes to Consolidated Financial Statements (page 93).

(n)	Advertising costs

Advertising costs were $373, $576 and $543 for the years ended December 31, 2012, 2011, and 2010, respectively.  Advertising costs are expensed as incurred.

(o)	Comprehensive Income

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

(p)	Fiduciary Powers

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

(q)	Impact of Recently Issued Accounting Standards

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

In June 2011, FASB issued ASU 2011-05.  This update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  The amendments in this ASU are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.  In December 2011, FASB issued ASU 2011-12.  This update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.  In February 2013, FASB issued ASU 2013-02.  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012.

In December 2011, FASB issued ASU 2011-11.  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this ASU are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required by those amendments should be provided retrospectively for all comparative periods presented.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.  In January 2013, FASB issued ASU 2013-01.  This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11.  ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement.  This update has the same effective date as ASU 2011-11.

(r)	Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2012 and 2011.  The Bank has met its average reserve requirements during 2012 and 2011 and the minimum required balance at December 31, 2012 and 2011.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2012 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$997	$8	$—	$1,005
Securities of U.S. government agencies and corporations	28,200	105	—	28,305
Obligations of states and political subdivisions	27,226	1,563	(3)	28,786
Collateralized mortgage obligations	8,156	123	(1)	8,278
Mortgage-backed securities	116,855	1,524	(262)	118,117

Total debt securities	$181,434	$3,323	$(266)	$184,491

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

Gross realized gains from sales of available-for-sale securities were $20, $930, and $672 for the years ended December 31, 2012, 2011, and 2010, respectively.  Gross realized losses from sales of available-for-sale securities were $12, $-0-, and $9 for the years ended December 31, 2012, 2011, and 2010, respectively.

    The amortized cost and estimated fair value of debt and other securities at December 31, 2012, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Due in one year or less	$18,178	$18,262
Due after one year through five years	124,939	126,404
Due after five years through ten years	29,444	30,310
Due after ten years	8,873	9,515

	$181,434	$184,491

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $106,913 as of December 31, 2012.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2012, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	$1,262	$(3)	$—	$—	$1,262	(3)
Collateralized mortgage obligations	1,198	(1)	—	—	1,198	(1)
Mortgage-backed securities	29,779	(262)	—	—	29,779	(262)

Total	$32,239	$(266)	$—	$—	$32,239	$(266)

No decline in value was considered “other-than-temporary” during 2012.  Twenty one securities that had a fair value of $32,239 and a total unrealized loss of $266 have been in an unrealized loss position for less than twelve months as of December 31, 2012.  The declines in market value were primarily attributable to changes in interest rates.  As the Company does not intend to sell the securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $32,227 and $34,206 at December 31, 2012 and 2011, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, by loan class, at December 31, is as follows:

	2012	2011

Commercial	$88,810	$91,914
Commercial Real Estate	188,426	175,793
Agriculture	52,747	52,064
Residential Mortgage	51,266	51,586
Residential Construction	7,586	7,492
Consumer	59,393	64,150

	448,228	442,999
Allowance for loan losses	(8,554)	(10,408)
Net deferred origination fees and costs	775	198

Loans, net	$440,449	$432,789

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

As of December 31, 2012, approximately 42% in principal amount of the Company’s loans were secured by commercial real estate, which consists of construction and land development loans and real estate loans.  Approximately 11% of the Company’s loans were residential mortgage loans.  Approximately 2% of the Company’s loans were residential construction loans.  Approximately 32% of the Company’s loans were for general commercial uses including professional, retail, agriculture and small businesses.  Approximately 13% of the Company’s loans were consumer loans.

All loans at December 31, 2012 and December 31, 2011 were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, at December 31, are as follows:

	2012	2011

Commercial	$2,853	$2,905
Commercial Real Estate	1,879	3,071
Agriculture	—	992
Residential Mortgage	2,095	1,334
Residential Construction	—	48
Consumer	441	360

	$7,268	$8,710

Non-accrual loans amounted to $7,268 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095, five commercial real estate loans totaling $1,879, eleven commercial loans totaling $2,853 and seven consumer loans totaling $441.  Non-accrual loans amounted to $8,710 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334, one residential construction loan totaling $48, six commercial real estate loans totaling $3,071, one agricultural loan totaling $992, twelve commercial loans totaling $2,905 and five consumer loans totaling $360.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to estimated net realizable value of the underlying collateral.

An aging analysis of past due loans, segregated by loan class, as of December 31, 2012 and December 31, 2011 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
December 31, 2012
Commercial	$2,255	$—	$170	$2,425	$86,385	$88,810
Commercial Real Estate	1,272	—	566	1,838	186,588	188,426
Agriculture	—	—	—	—	52,747	52,747
Residential Mortgage	570	103	335	1,008	50,258	51,266
Residential Construction	53	—	—	53	7,533	7,586
Consumer	8	747	126	881	58,512	59,393
Total	$4,158	$850	$1,197	$6,205	$442,023	$448,228

December 31, 2011
Commercial	$1,051	$166	$113	$1,330	$90,584	$91,914
Commercial Real Estate	—	2,746	446	3,192	172,601	175,793
Agriculture	—	—	991	991	51,073	52,064
Residential Mortgage	792	420	426	1,638	49,948	51,586
Residential Construction	273	—	48	321	7,171	7,492
Consumer	20	212	225	457	63,693	64,150
Total	$2,136	$3,544	$2,249	$7,929	$435,070	$442,999

The Company had no loans 90 days past due and still accruing at December 31, 2012 and 2011.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans to be considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 6 (substandard) or worse.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; fair value of collateral if the loan is collateral dependent.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, should be promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of December 31, 2012 and December 31, 2011 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2012
Commercial	$3,628	$2,769	$519	$3,288	$95
Commercial Real Estate	3,629	1,872	1,170	3,042	26
Agriculture	—	—	—	—	—
Residential Mortgage	5,831	1,860	2,963	4,823	417
Residential Construction	1,148	—	1,097	1,097	433
Consumer	1,416	502	629	1,131	101
Total	$15,652	$7,003	$6,378	$13,381	$1,072

December 31, 2011
Commercial	$4,694	$2,919	$569	$3,488	$101
Commercial Real Estate	4,856	3,071	1,198	4,269	22
Agriculture	3,847	3,598	—	3,598	—
Residential Mortgage	5,336	1,875	3,194	5,069	731
Residential Construction	1,147	48	1,099	1,147	668
Consumer	985	309	346	655	126
Total	$20,865	$11,820	$6,406	$18,226	$1,648

Interest income on impaired loans recognized using a cash-basis method of accounting during the years ended December 31, 2012, 2011, and 2010 was as follows:

($ in thousands)	December 31, 2012		December 31, 2011		December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,639	$44	$3,366	$107	$2,507	$158
Commercial Real Estate	4,438	113	7,750	505	8,518	212
Agriculture	737	35	1,963	27	2,834	19
Residential Mortgage	4,312	107	5,593	186	5,752	213
Residential Construction	1,166	52	1,492	67	2,599	47
Consumer	1,003	38	492	9	308	2
Total	$15,295	$389	$20,656	$901	$22,518	$651

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

The Company had $6,905 and $9,410 TDR loans as of December 31, 2012 and December 31, 2011, respectively.  Specific reserves for TDR loans totaled $939 and $1,596 as of December 31, 2012 and December 31, 2011, respectively.  TDR loans performing in compliance with modified terms totaled $4,850 and $7,471 as of December 31, 2012 and December 31, 2011, respectively.

Loans modified as troubled debt restructurings during the year ended December 31, 2012 and December 31, 2011 were as follows:

($ in thousands)	Year Ended December 31, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	5	$470	$470
Consumer	7	633	633
Total	12	$1,103	$1,103

($ in thousands)	Year Ended December 31, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	3	$445	$445
Residential Mortgage	1	404	404
Residential Construction	2	221	162
Consumer	1	295	295
Total	7	$1,365	$1,306

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There was one commercial loan with a recorded investment of $136,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the year ended December 31, 2012.  There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2011.  The Company considers a loan to be in payment default when it is 90 days or more past due.  There were no commitments to lend funds to borrowers whose terms have been modified in a troubled debt restructuring.

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

The following table presents the risk ratings by loan class as of December 31, 2012 and December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012
Commercial	$78,078	$4,393	$6,339	$—	$—	$88,810
Commercial Real Estate	170,676	9,049	8,701	—	—	188,426
Agriculture	49,613	172	2,962	—	—	52,747
Residential Mortgage	45,962	604	4,700	—	—	51,266
Residential Construction	5,512	1,212	862	—	—	7,586
Consumer	51,444	4,822	3,054	73	—	59,393
Total	$401,285	$20,252	$26,618	$73	$—	$448,228

December 31, 2011
Commercial	$71,229	$8,444	$11,804	$437	$—	$91,914
Commercial Real Estate	148,317	16,492	10,984	—	—	175,793
Agriculture	48,330	—	3,734	—	—	52,064
Residential Mortgage	42,845	1,830	6,911	—	—	51,586
Residential Construction	5,140	927	1,425	—	—	7,492
Consumer	58,239	2,824	3,087	—	—	64,150
Total	$374,100	$30,517	$37,945	$437	$—	$442,999

Allowance for Loan Losses
The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2012 and December 31, 2011.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408
Provision for loan losses	2,493	351	(907)	877	(648)	1,075	35	3,276

Charge-offs	(3,498)	(375)	(116)	(864)	(167)	(875)	—	(5,895)
Recoveries	306	—	4	—	341	114	—	765
Net charge-offs	(3,192)	(375)	(112)	(864)	174	(761)	—	(5,130)
Ending Balance	2,899	1,723	915	1,148	724	1,110	35	8,554
Period-end amount allocated to:
Loans individually evaluated for impairment	95	26	—	417	433	101	—	1,072
Loans collectively evaluated for impairment	2,804	1,697	915	731	291	1,009	35	7,482
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Provision for loan losses	2,033	1,502	511	566	(395)	996	(75)	5,138

Charge-offs	(2,381)	(2,000)	(860)	(272)	(197)	(932)	—	(6,642)
Recoveries	185	288	142	11	71	176	—	873
Net charge-offs	(2,196)	(1,712)	(718)	(261)	(126)	(756)	—	(5,769)
Ending Balance	3,598	1,747	1,934	1,135	1,198	796	—	10,408
Period-end amount allocated to:
Loans individually evaluated for impairment	101	22	—	731	668	126	—	1,648
Loans collectively evaluated for impairment	3,497	1,725	1,934	404	530	670	—	8,760
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2009	$4,036	$2,706	$1,681	$735	$1,611	$506	$641	$11,916
Provision for loan losses	1,115	741	1,118	788	932	786	(566)	4,914

Charge-offs	(1,930)	(1,491)	(736)	(715)	(830)	(914)	—	(6,616)
Recoveries	540	1	78	22	6	178	—	825
Net charge-offs	(1,390)	(1,490)	(658)	(693)	(824)	(736)	—	(5,791)
Ending Balance	3,761	1,957	2,141	830	1,719	556	75	11,039
Period-end amount allocated to:
Loans individually evaluated for impairment	89	22	41	543	575	12	—	1,282
Loans collectively evaluated for impairment	3,672	1,935	2,100	287	1,144	544	75	9,757
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039

The Company’s investment in loans as of December 31, 2012, 2011, and 2010 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2012
Loans individually evaluated for impairment	$3,288	$3,042	$—	$4,823	$1,097	$1,131	$13,381
Loans collectively evaluated for impairment	85,522	185,384	52,747	46,443	6,489	58,262	434,847
Ending Balance	$88,810	$188,426	$52,747	$51,266	$7,586	$59,393	$448,228

December 31, 2011
Loans individually evaluated for impairment	$3,488	$4,269	$3,598	$5,069	$1,147	$655	$18,226
Loans collectively evaluated for impairment	88,426	171,524	48,466	46,517	6,345	63,495	424,773
Ending Balance	$91,914	$175,793	$52,064	$51,586	$7,492	$64,150	$442,999
December 31, 2010
Loans individually evaluated for impairment	$2,994	$7,088	$2,135	$6,033	$1,621	$294	$20,165
Loans collectively evaluated for impairment	79,821	179,317	50,905	46,314	8,625	68,080	433,062
Ending Balance	$82,815	$186,405	$53,040	$52,347	$10,246	$68,374	$453,227

(5)	Mortgage Operations

The recorded value of mortgage servicing rights is included in other assets, and is amortized in proportion to, and over the period of, estimated net servicing revenues.  The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates.  Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions.  The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.  Impairment, if any, is recognized through a valuation allowance for each individual stratum.  Changes in the carrying amount of mortgage servicing rights are reported in earnings under Other income.

The Company had $4,559 and $2,832 of mortgage loans held-for-sale at December 31, 2012 and December 31, 2011, respectively.  At December 31, 2012 and December 31, 2011, the Company serviced real estate mortgage loans for others of $235,561 and $211,535, respectively.

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.  Mortgage servicing rights are included in Interest Receivable and Other Assets in the consolidated balance sheets.

	(in thousands)
	December 31, 2011	Additions	Reductions	December 31, 2012

Mortgage servicing rights	$1,636	$667	$543	$1,760
Valuation allowance	(347)	(189)	—	(536)
Mortgage servicing rights, net of valuation allowance	$1,289	$478	$543	$1,224

	(in thousands)
	December 31, 2010	Additions	Reductions	December 31, 2011

Mortgage servicing rights	$1,712	$317	$393	$1,636
Valuation allowance	(345)	(2)	—	(347)
Mortgage servicing rights, net of valuation allowance	$1,367	$315	$393	$1,289

	(in thousands)
	December 31, 2009	Additions	Reductions	December 31, 2010

Mortgage servicing rights	$1,550	$557	$395	$1,712
Valuation allowance	(277)	(68)	—	(345)
Mortgage servicing rights, net of valuation allowance	$1,273	$489	$395	$1,367

The Company received contractually specified servicing fees of $562, $533, and $502 for the years ended December 31, 2012, 2011, and 2010, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

(6)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2012	2011

Land	$3,003	$3,003
Buildings	6,034	6,252
Furniture and equipment	11,314	10,811
Leasehold improvements	1,941	1,929

	22,292	21,995
Less accumulated depreciation and amortization	14,453	13,941

	$7,839	$8,054

Depreciation and amortization expense, included in occupancy and equipment expense, was $699, $733 and $784 for the years ended December 31, 2012, 2011, and 2010, respectively.

(7)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2012	2011

Interest receivable	$2,542	$2,710
Software, net of amortization	132	271
Officer’s Life Insurance	13,533	13,077
Prepaid and other	4,165	6,895
Investment in Limited Partnerships	1,430	1,731
Deferred tax assets, net (see Note 10)	6,315	7,978

	$28,117	$32,662

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, was $142, $167 and $158 for the years ended December 31, 2012, 2011, and 2010, respectively.

(8)	Fair Value Measurement

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and trading securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets.  These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or impairments of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At December 31, 2012 there were no loans held-for-sale that required a write-down.

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

At December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

December 31, 2012	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$1,005	$1,005	$—	$—
Securities of U.S. government
agencies and corporations	28,305	—	28,305	—
Obligations of states and
political subdivisions	28,786	—	28,786	—
Collateralized mortgage obligations	8,278	—	8,278	—
Mortgage-backed securities	118,117	—	118,117	—

Total investments at fair value	$184,491	$1,005	$183,486	$—

December 31, 2011	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$2,314	$2,314	$—	$—
Securities of U.S. government
agencies and corporations	37,014	—	37,014	—
Obligations of states and
political subdivisions	20,617	—	20,617	—
Mortgage-backed securities	100,296	—	100,296	—

Total investments at fair value	$160,241	$2,314	$157,927	$—

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2012 and 2011.

December 31, 2012	Total	Level 1	Level 2	Level 3
Impaired loans	$2,513	$—	$—	$2,513
Other real estate owned	1,062	—	—	1,062
Loan servicing rights	1,224	—	—	1,224

Total assets at fair value	$4,799	$—	$—	$4,799

December 31, 2011	Total	Level 1	Level 2	Level 3
Impaired loans	$4,008	$—	$—	$4,008
Other real estate owned	1,001	—	—	1,001
Loan servicing rights	1,289	—	—	1,289

Total assets at fair value	$6,298	$—	$—	$6,298

(9)	Supplemental Compensation Plans

EXECUTIVE SALARY CONTINUATION PLAN

Pension Benefit Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  The plan provides defined annual benefit levels between $50 and $125 depending on responsibilities at the Bank.  The retirement benefits are paid for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service.

Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.

Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently three participants in the SERP.

The SERP benefit is calculated using 3-year average salary plus 7-year average bonus (average compensation).  For each year of service the benefit formula credits 2% of average compensation (2.5% for the CEO) up to a maximum of 50%.  Therefore, for an executive serving 25 years (20 for the CEO), the target benefit is 50% of average compensation.

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2012	2011	2010

Change in benefit obligation
Benefit obligation at beginning of year	$3,132	$2,723	$2,177
Service cost	146	132	111
Interest cost	124	138	122
Amendments	—	—	21
Plan loss	364	315	346
Benefits Paid	(176)	(176)	(54)
Benefit obligation at end of year	3,590	3,132	2,723

Change in plan assets
Employer Contribution	176	176	54
Benefits Paid	(176)	(176)	(54)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(3,590)	$(3,132)	$(2,723)
Unrecognized net plan loss	683	319	4
Unrecognized prior service cost	429	517	605
Net amount recognized	$(2,478)	$(2,296)	$(2,114)

Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability	$(3,590)	$(3,132)	$(2,723)
Accumulated other comprehensive income	1,112	836	609
Net amount recognized	$(2,478)	$(2,296)	$(2,114)

	For the Year Ended December 31,
	2012	2011	2010

Components of net periodic benefit cost
Service cost	$146	$132	$111
Interest cost	124	138	122
Amortization of prior service cost	88	88	87
Net periodic benefit cost	358	358	320
Additional amounts recognized	—	—	(15)
Total benefit cost	$358	$358	$305

Additional Information
Minimum benefit obligation at year end	$3,590	$3,132	$2,723
Increase in minimum liability included in other comprehensive income	$276	$227	$295

Assumptions used to determine benefit obligations at December 31	2012	2011	2010

Discount rate used to determine net periodic benefit cost for years ended December 31	3.90%	5.00%	5.40%

Discount rate used to determine benefit obligations at December 31	3.20%	3.90%	5.00%

Future salary increases	4.00%	4.00%	4.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $176 in benefit payments during fiscal 2012. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2013	$176
2014	188
2015	226
2016	281
2017	272
2018-2022	1,423

Disclosure of settlements and curtailments:

There were no events during fiscal 2012 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2012	2011	2010

Change in benefit obligation
Benefit obligation at beginning of year	$701	$597	$597
Service cost	24	23	35
Interest cost	27	30	33
Plan loss (gain)	(1)	66	(53)
Benefits paid	(8)	(15)	(15)
Benefit obligation at end of year	$743	$701	$597

Change in plan assets
Employer contribution	$8	$15	$15
Benefits paid	(8)	(15)	(15)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(743)	$(701)	$(597)
Unrecognized net plan loss	(12)	(11)	(79)
Net amount recognized	$(755)	$(712)	$(676)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(743)	$(701)	$(597)
Accumulated other comprehensive income	(12)	(11)	(79)
Net amount recognized	$(755)	$(712)	$(676)

	For the Year Ended December 31,
	2012	2011	2010

Components of net periodic benefit cost
Service cost	$24	$23	$35
Interest cost	27	30	33
Recognized actuarial (gain)loss	—	(3)	—
Net periodic benefit cost	51	50	68
Additional amounts recognized	—	—	—
Total benefit cost	$51	$50	$68

Additional Information
Minimum benefit obligation at year end	$743	$701	$597
(Decrease) increase in minimum liability included in other comprehensive loss	$(1)	$68	$(53)

Assumptions used to determine benefit obligations at December 31	2012	2011	2010

Discount rate used to determine net periodic benefit cost for years ended December 31	3.80%	4.90%	5.30%

Discount rate used to determine benefit obligations at December 31	3.20%	3.80%	4.90%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $8 in benefit payments during fiscal 2012. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2013	$15
2014	15
2015	16
2016	30
2017	44
2018-2022	326

Disclosure of settlements and curtailments:

There were no events during fiscal 2012 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2012 and 2011 totaled $2,164 and $2,097, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan during the years ended December 31, 2012 and 2011 totaled $45 and $56, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2012, 2011, and 2010 totaled $45, $56, and $58, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2012 and 2011 totaled $116 and $112, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan during the years ended December 31, 2012 and 2011 totaled $1 and $1, respectively.  The expenses for the 2001 Director Deferral Plan for the years ended December 31, 2012, 2011, and 2010 totaled $1, $1 and $1, respectively.

(10)	Income Taxes

The provision for income tax expense consists of the following for the years ended December 31:

	2012	2011	2010
Current:
Federal	$666	$210	$(60)
State	2	2	12

	668	212	(48)
Deferred:
Federal	472	500	(87)
State	583	420	142

	1,055	920	55

	$1,723	$1,132	$7

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 consist of:

	2012	2011
Deferred tax assets:
Allowance for loan losses	$3,847	$4,610
Deferred compensation	382	440
Retirement compensation	1,311	1,218
Stock option compensation	349	350
Post retirement benefits	440	330
Current state franchise taxes	—	1
Non-accrual interest	51	9
Net operating loss	507	734
Tax credit carryovers	2,428	2,751
Other	345	311

Deferred tax assets	9,660	10,754

Deferred tax liabilities:
Fixed assets depreciation	1,055	1,173
FHLB dividends	260	260
Tax credit – loss on pass-through	297	313
Deferred loan costs	502	525
Investment securities unrealized gains	1,223	505
Current state franchise benefit	8	—

Total deferred tax liabilities	3,345	2,776

Net deferred tax assets (see Note 7)	$6,315	$7,978

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2012, the Company had approximately $7,100 of state net operating loss carry forwards expiring on various dates ranging from 2028 through 2029 and $2,500 of tax credit carry forwards expiring on various dates ranging from 2027 through 2031.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2012	2011	2010

Income tax expense at statutory rates	$2,166	$1,290	$908
Reduction for tax exempt interest	(166)	(173)	(290)
State franchise tax, net of federal benefit	408	213	102
Cash surrender value of life insurance	(155)	(149)	(139)
Solar credit amortization	(359)	(323)	(387)
Other	(171)	274	(187)
	$1,723	$1,132	$7

Accounting for Uncertainty in Income Taxes

During 2012 the Company recognized a decrease for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2012	$83
Additions for tax positions taken in the current period	1
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	47
Reductions for tax positions taken in prior years	—
Decreases related to settlements with taxing authorities	(79)
Decreases as a result of a lapse in statue of limitations	—

Balance at December 31, 2012	$52

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2013.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2012, unrecognized interest and penalties were $18.  The tax years ended December 31, 2011, 2010, 2009 and 2008 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2011, 2010, 2009, 2008 and 2007 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

(11)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 2% stock dividend declared on January 24, 2013, payable March 29, 2013 to shareholders of record as of February 28, 2013.

Earnings Per Share

	(in thousands, except per share amounts)
	2012	2011	2010
Basic earnings per share:

Net income	$4,646	$2,664	$2,665
Preferred stock dividend and accretion	(1,139)	(1,399)	(992)
Net income available to common shareholders	$3,507	$1,265	$1,673

Weighted average common shares outstanding	9,386,115	9,343,500	9,292,560

Basic earnings per share	$0.37	$0.14	$0.18

Diluted earnings per share:

Net income	$4,646	$2,664	$2,665
Preferred stock dividend and accretion	(1,139)	(1,399)	(992)
Net income available to common shareholders	$3,507	$1,265	$1,673
Net (loss) income available to common shareholders
Weighted average common shares outstanding	9,386,115	9,343,500	9,292,560

Effect of dilutive options	25,629	879	1,631

Adjusted weighted average common shares outstanding	9,411,744	9,344,379	9,294,191

Diluted earnings per share	$0.37	$0.14	$0.18
Basic and diluted earnings per share for the years ended December 31, were computed as follows:

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 355,070 shares, 417,942 shares and 507,260 shares for the year ended December 31, 2012, 2011, and 2010, respectively.  There were no non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect for the year ended December 31, 2012.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 45,946 shares and 47,018 shares for the year ended December 31, 2011 and 2010, respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings per share for the years ended December 31, 2011 and 2010 because they would have had an anti-dilutive effect.

(12)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $6,471, $3,855 and $3,470 at December 31, 2012, 2011, and 2010, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2012	2011	2010

Outstanding balance, beginning of year	$2,331	$533	$526
Credit granted	4,025	5,373	438
Repayments / Reductions	(4,270)	(3,575)	(431)

Outstanding balance, end of year	$2,086	$2,331	$533

(13)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $502, $357 and $183 in 2012, 2011 and 2010, respectively.

(14)	Stock Compensation Plans

As of December 31, 2012, the Company has the following share-based compensation plans:

The Company has one fixed stock option plan. Under the 2006 Stock Incentive Plan, the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 25,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the Plan, no outside director can receive option grants, stock appreciation rights, restricted stock, or stock units in excess of 3,000 total shares in any calendar year.  There are 917,598 shares authorized under the plan.  The plan will terminate March 15, 2016.  The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings, or duration of the option.  Generally, option grants vest at a rate of 25% per year after the first anniversary of the date of grant and restricted stock awards vest at a rate of 100% after four years.  Options are granted with an exercise price of the fair value of the related common stock on the date of grant.

Stock option and restricted stock activity for the Company’s Stock Incentive Plan during the years indicated is as follows:

	Stock Options
	Number of shares	Weighted average exercise price

Balance at December 31, 2011	421,697	$11.65
Granted	14,975	5.00
Exercised	—	—
Cancelled	—	—
Expired	(61,109)	8.24

Balance at December 31, 2012	375,563	$11.94

The 2006 Stock Incentive Plan permits stock-for-stock exercises of shares.  During 2012, employees tendered no mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

The following table presents information on stock options for the year ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options exercised	—	$—	$—

Stock options outstanding and expected to vest:	375,563	$11.94	$33	2.87

Stock options vested and currently exercisable:	339,313	$12.71	$15	2.30

The weighted average grant date fair value per share of options granted during the years ended December 31 was $2.40 in 2012, $2.18 in 2011 and $1.89 in 2010.

At December 31, 2012, the range of exercise prices for all outstanding options ranged from $4.21 to $23.51.

As of December 31, 2012, there was $55 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

For the years ended December 31, 2012, 2011, and 2010 there was $29, $29, and $89, respectively of recognized compensation related to stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2012	2011	2010
Risk-Free Interest Rate	0.87%	1.91%	2.44%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	53.06%	50.98%	48.12%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2012:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value

Balance at December 31, 2011	46,013	$7.16
Granted	13,193	5.00
Vested	(11,896)	14.64
Cancelled/Forfeited	(529)	9.79

Balance at December 31, 2012	46,781	$4.62

The aggregate intrinsic value of restricted stock awards vested in calendar year 2012, 2011, and 2010 was $59, $32 and $9, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $5.00 in 2012, $4.75 in 2011 and $4.25 in 2010.

As of December 31, 2012, there was $103 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

For the year ended December 31, 2012, 2011, and 2010 there was $58, $98, and $118 of recognized compensation related to restricted stock awards.

           Employee Stock Purchase Plan

Under the First Northern Community Bancorp 2006 Amended Employee Stock Purchase Plan (“Plan”), the Company is authorized to issue to an eligible employee shares of common stock.  There are 300,958 shares authorized under the Plan.  The Plan will terminate March 15, 2016.  The Plan is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period.  Approximately 46 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2012 and will end November 23, 2013.

Under the Plan, at the annual stock purchase date of November 23, 2012, there were $93 in contributions, and 24,219 shares were purchased at an average price of $3.86.  Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

(15)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings from the U.S. Treasury and no Federal Funds purchased at December 31, 2012 and December 31, 2011.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2012, the Company had a current collateral borrowing capacity with the FHLB of $146,535.  The Company also has unsecured formal lines of credit totaling $37,000 with correspondent banks.

Long-term borrowings consisted of FHLB advances, totaling $0 and $7,000, respectively, at December 31, 2012 and 2011.  Maturity was 0.5 years at a weighted average interest rate of 4.13% at December 31, 2011.  Average outstanding balances were $3,443 and $7,975, respectively, during 2012 and 2011.  The weighted average interest rate paid was 4.10% in 2012 and 4.09% in 2011.

(16)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,111, $1,180 and $1,414 for the years ended December 31, 2012, 2011, and 2010, respectively.  At December 31, 2012, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2013	$1,133
2014	826
2015	590
2016	230
2017	106
Thereafter	75

$2,960

At December 31, 2012, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2013	$77,742
2014	6,827
2015	5,273
2016	1,775
2017	473
Thereafter	—

$92,090

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2012	2011

Undisbursed loan commitments	$159,329	$146,778
Standby letters of credit	2,376	1,872
Commitments to sell loans	7,480	7,530

	$169,185	$156,180

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2012, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2012, there was $2,376 issued in performance standby letters of credit and the Bank carried no liability.  The terms of the guarantees will expire primarily in 2013.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793 at December 31, 2012, which is recorded in “interest payable and other liabilities.”

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2012, the Company has no off-balance sheet derivatives requiring additional disclosure.

Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards.  In the past two years, the Company has had to repurchase no loans due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

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

Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.  As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I Leverage, Tier I risk-based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2012 and 2011, respectively, as set forth in the following tables:

	The Company
					Adequately
	2012		2011		Capitalized
	Capital	Ratio	Capital	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$86,830	10.5%	$81,302	10.5%	4.0%
Tier 1 Capital (to Risk-Weighted Assets)	86,830	17.8%	81,302	17.4%	4.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	92,960	19.1%	87,221	18.6%	8.0%

	The Bank
					Adequately	Well
	2012		2011		Capitalized	Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$82,477	10.0%	$75,952	9.8%	4.0%	5.0%
Tier 1 Capital (to Risk-Weighted Assets)	82,477	16.9%	75,952	16.2%	4.0%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	88,607	18.2%	81,871	17.5%	8.0%	10.0%

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments are a reasonable estimate of fair value.  The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization.  Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

Other Equity Securities

The carrying amounts reported in the consolidated balance sheets approximate fair value as the shares can only be redeemed by the issuing institution.  The Company believes the measurement of the fair value of other equity securities is derived from Level 2 inputs.

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

Loans Held-for-Sale

           For loans held for sale, carrying value approximates fair value. See Note 8, Fair Value Measurement.

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

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

		2012		2011
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$161,359	$161,359	$140,172	$140,172
Other equity securities	2	3,607	3,607	3,075	3,075
Loans receivable:
Net loans	3	440,449	437,818	432,789	430,071
Loans held-for-sale	2	4,559	4,704	2,832	2,917
Interest receivable	3	2,542	2,542	2,710	2,710
Financial liabilities:
Deposits	3	730,811	720,690	678,958	671,399
FHLB advances and other borrowings	2	—	—	7,000	7,070
Interest payable	3	94	94	134	134

(20)  Preferred Stock

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

On February 8, 2013, the Company redeemed $10,000,000 of the $22,847,000 in preferred stock it issued to the U.S. Treasury.

(21)  Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:
	2012	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,842	$2,493	$3,721

Income taxes	$1,774	$1,389	$1,038

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend distributed	$451	$—	$—
Preferred stock accretion	$—	$446	$122

Fair value adjustment of securities available for sale, net of tax of $717, $821, and $377 for the years ended December 31, 2012, 2011, and 2010, respectively	$1,076	$1,233	$(565)
Loans held-for-investment transferred to other real estate owned	$2,193	$3,197	$2,534

(22)  Accumulated Other Comprehensive Income

The following table details activity in accumulated other comprehensive income for the year ended December 31, 2012.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$758	$(495)	$263
Current period other comprehensive income	1,076	(165)	911
Balance as of December 31, 2012	$1,834	$(660)	$1,174

The following table details activity in accumulated other comprehensive income for the year ended December 31, 2011.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2010	$(475)	$(318)	$(793)
Current period other comprehensive income	1,233	(177)	1,056
Balance as of December 31, 2011	$758	$(495)	$263

The following table details activity in accumulated other comprehensive income for the year ended December 31, 2010.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2009	$90	$(179)	$(89)
Current period other comprehensive income	(565)	(139)	(704)
Balance as of December 31, 2010	$(475)	$(318)	$(793)

(23)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of operations and cash flows information for the years ended December 31:

Balance Sheets	2012	2011
Assets
Cash	$4,638	$5,688
Investment in wholly owned subsidiary	87,972	82,352
Other assets	—	2

Total assets	$92,610	$88,042
Liabilities and stockholders’ equity
Other liabilities	285	340
Stockholders’ equity	92,325	87,702

Total liabilities and stockholders’ equity	$92,610	$88,042

Statements of Operations	2012	2011	2010

Other operating expenses	(106)	(101)	(121)
Income tax benefit	44	41	50
Loss before undistributed earnings of subsidiary	(62)	(60)	(71)
Equity in undistributed earnings of subsidiary	4,708	2,724	2,736

Net income	$4,646	$2,664	$2,665

Statements of Cash Flows	2012	2011	2010
Net income	$4,646	$2,664	$2,665
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in other assets	—	2	2
Increase in other liabilities	(54)	228	—
Equity in undistributed earnings of subsidiary	(4,708)	(2,724)	(2,736)

Net cash (used in) provided by operating activities	(116)	170	(69)

Cash flows from financing activities:
Issuance of preferred stock	—	22,847	—
Redemption of preferred stock	—	(17,390)	—
Redemption of common stock warrants	—	(375)	—
Dividend on preferred stock	(1,139)	(953)	(870)
Common stock issued and stock based compensation	208	257	412
Cash in lieu of fractional shares	(3)	—	—

Net cash (used in) provided by financing activities	(934)	4,386	(458)

Net change in cash	(1,050)	4,556	(527)

Cash at beginning of year	5,688	1,132	1,659

Cash at end of year	$4,638	$5,688	$1,132

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2013 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors.”

The Company has adopted a Code of Conduct, which complies with the Code of Ethics requirements of the Securities and Exchange Commission.  A copy of the Code of Conduct is posted on the “Investor Relations” page of the Company’s website, or is available, without charge, upon the written request of any shareholder directed to Devon Camara-Soucy, Corporate Secretary, First Northern Community Bancorp, 195 North First Street, Dixon, California 95620.  The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to directors, on the “Investor Relations” page of its website.

The Company’s website address is www.thatsmybank.com.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2013 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2013 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2012.  The plans included in this table are the Company’s 2000 Stock Option Plan and 2006 Stock Incentive Plan.  See “Stock Compensation Plans” Note 14 of Notes to Consolidated Financial Statements (page 95) included in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted-average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	375,563	$11.94	46,781	$4.62	715,616
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	375,563	$11.94	46,781	$4.62	715,616

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2013 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2013 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

3.2	Certificate of Amendment to the Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2009

3.3	Amended and Restated Bylaws of the Company – incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 15, 2005

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.2
First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement dated Form S-8 on May 25, 2000*

10.3
Amended First Northern Community Bancorp Employee Stock Purchase Plan – incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders

10.4
First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.5
First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms “Non-statutory Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.6
First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” – incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.7
Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.8
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum – incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.9
Employment Agreement for Louise A. Walker, President and Chief Executive Officer – incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012*

10.10
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker – incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.11
Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001*

10.12
Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001*

10.13
Amended Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004*

10.14
Amended Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004*

10.15
Form of Salary Continuation Agreement between Pat Day and First Northern Bank of Dixon – incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006*

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

10.20
First Northern Community Bancorp 2006 Stock Option Plan Forms “Stock Option Agreement” and “Notice of Exercise of Stock Option” incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report for the year ended December 31, 2009  *

10.21
First Northern Community Bancorp 2006 Stock Incentive Plan “Restricted Stock Agreement incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 *

10.22
Employment Agreement for Jeremiah Z. Smith, Executive Vice President and Chief Financial Officer - incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012*

10.23
Employment Agreement for Patrick S. Day, Executive Vice President and Chief Credit Officer - incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012*

11.1	Statement of Computation of Per Share Earnings (See Page 93 of this Form 10-K)

21.1	Subsidiaries of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – provided herewith

32.1**	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2**	Section 1350 Certification of the Chief Financial Officer – provided herewith

101***
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the twelve months ended December 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan, contract or arrangement.
**   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

*** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2013.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 18, 2013
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Executive Vice President/Chief Financial Officer	March 18, 2013
Jeremiah Z. Smith	(Principal Financial Officer)

/s/ Sheryl S. Bringas	Vice President/Controller	March 18, 2013
Sheryl S. Bringas	(Principal Accounting Officer)

/s/ LORI J. ALDRETE	Director	March 18, 2013
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director	March 18, 2013
Frank J. Andrews, Jr.

/s/ PATRICK R. BRADY	Director	March 18, 2013
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director and Vice Chairman of the Board	March 18, 2013
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Chairman of the Board	March 18, 2013
Gregory DuPratt

/s/ DIANE P. HAMLYN	Director	March 18, 2013
Diane P. Hamlyn

/s/ RICHARD M. MARTINEZ	Director	March 18, 2013
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 18, 2013
Foy S. McNaughton
/s/ OWEN J. ONSUM	Director	March 18, 2013
Owen J. Onsum

/s/ DAVID W. SCHULZE	Director	March 18, 2013
David W. Schulze