Form 10-Q
period 2013-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2013-05-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act). See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of May 9, 2013 was 9,476,800.

FIRST NORTHERN COMMUNITY BANCORP

INDEX
ITEM I. – Financial Statements (Unaudited)...3

Condensed Consolidated Balance Sheets (Unaudited)...3

Condensed Consolidated Statements of Income (Unaudited)...4

Condensed Consolidated Statements of Comprehensive Income (Unaudited)...5

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)...6

Condensed Consolidated Statements of Cash Flows (Unaudited)...7

Notes to Condensed Consolidated Financial Statements...8

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................................................................................................................................33

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...48

ITEM 4. – CONTROLS AND PROCEDURES...48

PART II – OTHER INFORMATION...48

ITEM 1. – LEGAL PROCEEDINGS...48

ITEM 1A. – RISK FACTORS...49

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...49

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES...49

ITEM 4. – MINE SAFETY DISCLOSURES...49

ITEM 5. – OTHER INFORMATION...49

ITEM 6. – EXHIBITS...50

Signatures...51

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

 ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except shares and share amounts)	2013	2012

Assets

Cash and cash equivalents	$166,114	$161,359
Investment securities – available-for-sale	201,861	184,491
Loans, net of allowance for loan losses of $8,846 at March 31, 2013
and $8,554 at December 31, 2012	439,635	440,449
Loans held-for-sale	3,831	4,559
Stock in Federal Home Loan Bank and other equity securities, at cost	3,607	3,607
Premises and equipment, net	7,742	7,839
Other real estate owned	1,062	1,062
Interest receivable and other assets	28,708	28,117

Total Assets	$852,560	$831,483

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$251,500	$230,743
Interest-bearing transaction deposits	193,361	184,900
Savings and MMDA's	225,767	223,078
Time, under $100,000	35,058	35,617
Time, $100,000 and over	56,024	56,473
Total deposits	761,710	730,811

Interest payable and other liabilities	7,607	8,347

Total Liabilities	769,317	739,158

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 22,847 shares issued and 12,847 shares outstanding at March 31, 2013 and 22,847 shares issued and outstanding at December 31, 2012	12,847	22,847
Common stock, no par value; 16,000,000 shares authorized;
9,476,800 shares issued and outstanding at March 31, 2013 and 9,272,668 shares issued and outstanding at December 31, 2012	64,391	63,410
Additional paid-in capital	977	977
Retained earnings	4,017	3,917
Accumulated other comprehensive income, net	1,011	1,174
Total Stockholders’ Equity	83,243	92,325

Total Liabilities and Stockholders’ Equity	$852,560	$831,483

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months
	ended	ended
(in thousands, except per share amounts)	March 31, 2013	March 31, 2012
Interest and dividend income:
Loans	$5,971	$5,990
Due from banks interest bearing accounts	105	79
Investment securities
Taxable	693	780
Non-taxable	100	104
Other earning assets	—	4
Total interest and dividend income	6,869	6,957
Interest expense:
Deposits	334	492
Other borrowings	—	72
Total interest expense	334	564
Net interest income	6,535	6,393
Provision for loan losses	400	550
Net interest income after provision for loan losses	6,135	5,843
Other operating income:
Service charges on deposit accounts	653	653
Gains on sales of loans held-for-sale	568	395
Investment and brokerage services income	301	221
Mortgage brokerage income	29	30
Loan servicing income	367	142
Fiduciary activities income	132	107
ATM fees	84	129
Signature based transaction fees	292	248
Gains on calls of available-for-sale securities	4	1
Other income	191	199
Total other operating income	2,621	2,125
Other operating expenses:
Salaries and employee benefits	4,129	3,847
Occupancy and equipment	783	736
Data processing	420	385
Stationery and supplies	85	80
Advertising	81	110
Directors’ fees	57	55
Other real estate owned expense and impairment	12	22
Other expense	1,187	1,257
Total other operating expenses	6,754	6,492
Income before income tax expense	2,002	1,476
Income tax expense	639	384

Net income	$1,363	$1,092

Preferred stock dividends	(212)	(285)
Net income available to common stockholders	$1,151	$807

Basic income per share	$0.12	$0.09
Diluted income per share	$0.12	$0.09

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months	Three months
	ended	ended
(in thousands)	March 31, 2013	March 31, 2012
Net income	$1,363	$1,092
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period, net of tax effect of $106 and $391 for the three-month periods ended March 31, 2013 and March 31, 2012, respectively	(161)	587
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $2 and $0 for the three-month periods ended March 31, 2013 and March 31, 2012, respectively	(2)	(1)
Other comprehensive (loss) income	$(163)	$586

Comprehensive income	$1,200	$1,678

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Income	Total

Balance at December 31, 2012	22,847	$22,847	9,272,668	$63,410	$977	$3,917	$1,174	$92,325

Net income						1,363		1,363

Other comprehensive loss							(163)	(163)

Redemption of preferred stock	(10,000)	(10,000)						(10,000)
2% stock dividend			185,291	1,047		(1,047)		—
Dividend on preferred stock						(212)		(212)
Cash in lieu of fractional shares			(159)			(4)		(4)
Stock-based compensation				40				40
Tax deficiency related to expired, vested non-qualified stock options				(106)				(106)
Common shares issued related to restricted stock grants, net			19,000					—

Balance at March 31, 2013	12,847	$12,847	9,476,800	$64,391	$977	$4,017	$1,011	$83,243

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows From Operating Activities
Net Income	$1,363	$1,092
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	182	174
Accretion and amortization of investment securities premiums and discounts, net	916	740
Valuation adjustment on mortgage servicing rights	(148)	38
Decrease in deferred loan origination fees and costs, net	(63)	(15)
Provision for loan losses	400	550
Stock plan accruals	40	31
Gains on calls of available-for-sale securities	(4)	(1)
Gains on sales of loans held-for-sale	(568)	(395)
Proceeds from sales of loans held-for-sale	23,450	18,880
Originations of loans held-for-sale	(22,154)	(18,432)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(441)	1,109
Decrease in interest payable and other liabilities	(740)	(310)
Net cash provided by operating activities	2,233	3,461

Cash Flows From Investing Activities
Net increase in investment securities	(18,553)	(27,101)
Net decrease in loans	477	15,256
Purchases of premises and equipment, net	(85)	(192)
Net cash used in investing activities	(18,161)	(12,037)

Cash Flows From Financing Activities
Net increase in deposits	30,899	11,265
Redemption of preferred stock	(10,000)	—
Cash dividends paid in lieu of fractional shares	(4)	(3)
Cash dividends paid on preferred stock	(212)	(285)
Net cash provided by financing activities	20,683	10,977

Net increase in Cash and Cash Equivalents	4,755	2,401
Cash and Cash Equivalents, beginning of period	161,359	140,172
Cash and Cash Equivalents, end of period	$166,114	142,573

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$334	$577

Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$1,047	$451
Tax deficiency related to expired, vested non-qualified stock options	$(106)	$—
Transfer of loans held-for-investment to other real estate owned	$—	$293
Unrealized holding (losses) gains on available for sale securities, net of taxes	$(163)	$586

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 and 2012 and December 31, 2012

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	March 31, 2013	December 31, 2012

Commercial	$94,253	$88,810
Commercial Real Estate	196,081	188,426
Agriculture	40,012	52,747
Residential Mortgage	51,760	51,266
Residential Construction	7,984	7,586
Consumer	57,553	59,393

	447,643	448,228
Allowance for loan losses	(8,846)	(8,554)
Net deferred origination fees and costs	838	775

Loans, net	$439,635	$440,449

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

As of March 31, 2013, approximately 43% in principal amount of the Company’s loans were secured by commercial real estate, which consists of construction and land development loans and loans secured by commercial properties.  Approximately 12% of the Company’s loans were residential mortgage loans.  Approximately 2% of the Company’s loans were residential construction loans.  Approximately 9% of the Company’s loans were for agriculture and 21% of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 13% of the Company’s loans were consumer loans.

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

All loans at March 31, 2013 and December 31, 2012 were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and Federal Reserve.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of March 31, 2013 and December 31, 2012 were as follows:

($ in thousands)	March 31, 2013	December 31, 2012

Commercial	$2,747	$2,853
Commercial Real Estate	1,840	1,879
Agriculture	—	—
Residential Mortgage	1,940	2,095
Residential Construction	—	—
Consumer	282	441

	$6,809	$7,268

Non-accrual loans amounted to $6,809,000 at March 31, 2013 and were comprised of seven residential mortgage loans totaling $1,940,000, four commercial real estate loans totaling $1,840,000, nine commercial loans totaling $2,747,000 and five consumer loans totaling $282,000.  Non-accrual loans amounted to $7,268,000 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095,000, five commercial real estate loans totaling $1,879,000, eleven commercial loans totaling $2,853,000 and seven consumer loans totaling $441,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of March 31, 2013 and December 31, 2012 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
March 31, 2013
Commercial	$159	$103	$146	$408	$93,845	$94,253
Commercial Real Estate	345	—	549	894	195,187	196,081
Agriculture	156	—	—	156	39,856	40,012
Residential Mortgage	467	—	347	814	50,946	51,760
Residential Construction	52	—	—	52	7,932	7,984
Consumer	7	—	189	196	57,357	57,553
Total	$1,186	$103	$1,231	$2,520	$445,123	$447,643

December 31, 2012
Commercial	$2,255	$—	$170	$2,425	$86,385	$88,810
Commercial Real Estate	1,272	—	566	1,838	186,588	188,426
Agriculture	—	—	—	—	52,747	52,747
Residential Mortgage	570	103	335	1,008	50,258	51,266
Residential Construction	53	—	—	53	7,533	7,586
Consumer	8	747	126	881	58,512	59,393
Total	$4,158	$850	$1,197	$6,205	$442,023	$448,228

The Company had no loans 90 days or more past due and still accruing at March 31, 2013 and December 31, 2012.

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

Impaired loans, segregated by loan class, as of March 31, 2013 and December 31, 2012 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2013
Commercial	$3,732	$2,678	$732	$3,410	$82
Commercial Real Estate	2,993	1,840	1,153	2,993	22
Agriculture	—	—	—	—	—
Residential Mortgage	5,167	1,940	2,714	4,654	448
Residential Construction	1,141	—	1,091	1,091	370
Consumer	1,162	343	625	968	103
Total	$14,195	$6,801	$6,315	$13,116	$1,025

December 31, 2012
Commercial	$3,628	$2,769	$519	$3,288	$95
Commercial Real Estate	3,629	1,872	1,170	3,042	26
Agriculture	—	—	—	—	—
Residential Mortgage	5,831	1,860	2,963	4,823	417
Residential Construction	1,148	—	1,097	1,097	433
Consumer	1,416	502	629	1,131	101
Total	$15,652	$7,003	$6,378	$13,381	$1,072

Interest income on impaired loans recognized during the three-month periods ended March 31, 2013 and March 31, 2012 was as follows:

($ in thousands)	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,531	$8	$3,642	$10
Commercial Real Estate	4,018	22	7,175	23
Agriculture	345	—	1,823	25
Residential Mortgage	4,592	27	4,878	29
Residential Construction	1,115	11	1,318	13
Consumer	1,009	8	622	7
Total	$14,610	$76	$19,458	$107

None of the interest on impaired loans was recognized using a cash basis of accounting for the three-month periods ended March 31, 2013 and March 31, 2012.

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

The Company had $7,085,000 and $6,905,000 in TDR loans as of March 31, 2013 and December 31, 2012, respectively.  Specific reserves for TDR loans totaled $918,000 and $939,000 as of March 31, 2013 and December 31, 2012, respectively.  TDR loans performing in compliance with modified terms totaled $6,234,000 and $6,040,000 as of March 31, 2013 and December 31, 2012, respectively.  There are no commitments to advance more funds on existing TDR loans as of March 31, 2013.

Loans modified as troubled debt restructurings during the three-month periods ended March 31, 2013 and March 31, 2012 were as follows:

($ in thousands)	Three Months Ended March 31, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$244	$244
Total	1	$244	$244

($ in thousands)	Three Months Ended March 31, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$220	$220
Consumer	2	151	151
Total	4	$371	$371

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month period ended March 31, 2013.  There was one commercial loan with a recorded investment of $136,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month period ended March 31, 2012.

Credit Quality Indicators

All new loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents the risk ratings by loan class as of March 31, 2013 and December 31, 2012.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2013
Commercial	$84,915	$3,735	$5,603	$—	$—	$94,253
Commercial Real Estate	177,639	9,225	9,217	—	—	196,081
Agriculture	37,080	152	2,780	—	—	40,012
Residential Mortgage	47,032	1,146	3,582	—	—	51,760
Residential Construction	5,709	2,012	263	—	—	7,984
Consumer	50,831	4,444	2,278	—	—	57,553
Total	$403,206	$20,714	$23,723	$—	$—	$447,643

December 31, 2012
Commercial	$78,078	$4,393	$6,339	$—	$—	$88,810
Commercial Real Estate	170,676	9,049	8,701	—	—	188,426
Agriculture	49,613	172	2,962	—	—	52,747
Residential Mortgage	45,962	604	4,700	—	—	51,266
Residential Construction	5,512	1,212	862	—	—	7,586
Consumer	51,444	4,822	3,054	73	—	59,393
Total	$401,285	$20,252	$26,618	$73	$—	$448,228

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month periods ended March 31, 2013 and March 31, 2012.

Three-month period ended March 31, 2013
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554
Provision for loan losses	25	371	(104)	(97)	(175)	(13)	393	400

Charge-offs	(111)	—	(1)	(78)	—	(58)	—	(248)
Recoveries	75	1	3	—	41	20	—	140
Net charge-offs	(36)	1	2	(78)	41	(38)	—	(108)
Balance as of March 31, 2013	2,888	2,095	813	973	590	1,059	428	8,846
Period-end amount allocated to:
Loans individually evaluated for impairment	82	22	—	448	370	103	—	1,025
Loans collectively evaluated for impairment	2,806	2,073	813	525	220	956	428	7,821
Balance as of March 31, 2013	$2,888	$2,095	$813	$973	$590	$1,059	$428	$8,846

Three-month period ended March 31, 2012
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408
Provision for loan losses	320	(32)	(769)	90	(74)	781	234	550

Charge-offs	(542)	—	—	(31)	—	(264)	—	(837)
Recoveries	206	—	2	—	1	27	—	236
Net charge-offs	(336)	—	2	(31)	1	(237)	—	(601)
Balance as of March 31, 2012	3,582	1,715	1,167	1,194	1,125	1,340	234	10,357
Period-end amount allocated to:
Loans individually evaluated for impairment	368	199	—	636	737	394	—	2,334
Loans collectively evaluated for impairment	3,214	1,516	1,167	558	388	946	234	8,023
Balance as of March 31, 2012	$3,582	$1,715	$1,167	$1,194	$1,125	$1,340	$234	$10,357

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the period ended December 31, 2012.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408
Provision for loan losses	2,493	351	(907)	877	(648)	1,075	35	3,276

Charge-offs	(3,498)	(375)	(116)	(864)	(167)	(875)	—	(5,895)
Recoveries	306	—	4	—	341	114	—	765
Net charge-offs	(3,192)	(375)	(112)	(864)	174	(761)	—	(5,130)
Balance as of December 31, 2012	2,899	1,723	915	1,148	724	1,110	35	8,554
Period-end amount allocated to:
Loans individually evaluated for impairment	95	26	—	417	433	101	—	1,072
Loans collectively evaluated for impairment	2,804	1,697	915	731	291	1,009	35	7,482
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554

The Company’s investment in loans as of March 31, 2013, March 31, 2012, and December 31, 2012 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2013
Loans individually evaluated for impairment	$3,410	$2,993	$—	$4,654	$1,091	$968	$13,116
Loans collectively evaluated for impairment	90,843	193,088	40,012	47,106	6,893	56,585	434,527
Ending Balance	$94,253	$196,081	$40,012	$51,760	$7,984	$57,553	$447,643

March 31, 2012
Loans individually evaluated for impairment	$3,840	$4,670	$1,570	$3,534	$1,294	$942	$15,850
Loans collectively evaluated for impairment	85,130	172,588	36,443	48,454	6,521	61,863	410,999
Ending Balance	$88,970	$177,258	$38,013	$51,988	$7,815	$62,805	$426,849

December 31, 2012
Loans individually evaluated for impairment	$3,288	$3,042	$—	$4,823	$1,097	$1,131	$13,381
Loans collectively evaluated for impairment	85,522	185,384	52,747	46,443	6,489	58,262	434,847
Ending Balance	$88,810	$188,426	$52,747	$51,266	$7,586	$59,393	$448,228

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2013 for cash proceeds equal to the fair value of the loans.

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

At March 31, 2013, the Company had $3,831,000 of mortgage loans held-for-sale.  At March 31, 2013 and December 31, 2012, the Company serviced real estate mortgage loans for others of $242,863,000 and $235,561,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2013 and December 31, 2012.  Mortgage servicing rights are included in Interest Receivable and Other Assets in the consolidated balance sheets.

	(in thousands)
	December 31, 2012	Additions	Reductions	March 31, 2013

Mortgage servicing rights	$1,760	$201	$135	$1,826
Valuation allowance	(536)	—	(148)	(388)
Mortgage servicing rights, net of valuation allowance	$1,224	$201	$(13)	$1,438

The Company received contractually specified servicing fees of $152,000 and $135,000 for the three month periods ended March 31, 2013 and March 31, 2012, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

4.           OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 24, 2013, the Board of Directors of the Company declared a 2% stock dividend payable as of March 29, 2013.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month periods ended March 31, 2013 and 2012.

	Three months ended
	March 31,
	2013	2012
Basic earnings per share:
Net income	$1,363	$1,092
Preferred stock dividend	$(212)	$(285)
Net income available to common stockholders	$1,151	$807

Weighted average common shares outstanding	9,405,851	9,377,213
Basic EPS	$0.12	$0.09

Diluted earnings per share:
Net income	$1,363	$1,092
Preferred stock dividend	$(212)	$(285)
Net income available to common stockholders	$1,151	$807

Weighted average common shares outstanding	9,405,851	9,377,213

Effect of dilutive shares	30,718	26,968

Adjusted weighted average common shares outstanding	9,436,569	9,404,181
Diluted EPS	$0.12	$0.09

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 321,994 shares and 349,770 shares for the three-month periods ended March 31, 2013 and 2012, respectively.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect amounted to 8,398 shares and 21,589 for the three-month periods ended March 31, 2013 and 2012, respectively.

5.    STOCK PLANS

On January 24, 2013, the Board of Directors of the Company declared a 2% stock dividend payable as of March 29, 2013.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	383,045	$11.71

Granted	22,950	$5.88

Expired	(48,502)	$7.74

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	357,493	$11.87	$72,484	3.48

Exercisable (vested) at End of Period	311,503	$12.84	$46,223	2.66

The weighted average grant date fair value per share of options granted during the three-month period ended March 31, 2013 was $2.75 per share.

As of March 31, 2013, there was $110,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 3.18 years.

There was $10,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2013.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2013 is presented below.

Three Months Ended
March 31, 2013
Risk Free Interest Rate	0.86%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	54.36%

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Restricted stock outstanding at Beginning of Period	47,707	$4.53

Granted	19,380	$5.88

Cancelled / Forfeited	—	—

Exercised/Released/Vested	(8,805)	$4.37

Restricted stock oustanding at End of Period	58,282	$5.00	$338,036	8.61

The weighted average fair value of restricted stock granted during the three month period ended March 31, 2013 was $5.88 per share.

As of March 31, 2013, there was $201,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.11 years.

There was $18,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2013.

The Company has an Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, the Company is authorized to issue to eligible employees shares of common stock.  There are 300,958 (adjusted for the 2013 stock dividend) shares authorized under the ESPP.  The ESPP will terminate March 15, 2016.  The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2012 to November 23, 2013.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair market value on the last trading day before the date of participation or the fair market value on the last trading day during the participation period.

As of March 31, 2013, there was $18,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $12,000 of recognized compensation cost related to ESPP issuances for the three-month period ended March 31, 2013.

The weighted average fair value at issuance date during the three-month period ended March 31, 2013 was $1.04.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2013 is presented below.

Three Months Ended
March 31, 2013
Risk Free Interest Rate	0.19%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	20.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At March 31, 2013 there were no loans held-for-sale that required a write-down.

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

At March 31, 2013, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013.
	(in thousands)
March 31, 2013	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$1,004	$1,004	$—	$—
Securities of U.S. government
agencies and corporations	50,964	—	50,964	—
Obligations of states and
political subdivisions	29,162	—	29,162	—
Collateralized mortgage obligations	7,368	—	7,368
Mortgage-backed securities	113,363	—	113,363	—

Total investments at fair value	$201,861	$1,004	$200,857	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.
	(in thousands)
December 31, 2012	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$1,005	$1,005	$—	$—
Securities of U.S. government
agencies and corporations	28,305	—	28,305	—
Obligations of states and
political subdivisions	28,786	—	28,786	—
Collateralized mortgage obligations	8,278	—	8,278
Mortgage-backed securities	118,117	—	118,117	—

Total investments at fair value	$184,491	$1,005	$183,486	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2013.

	(in thousands)
March 31, 2013	Total	Level 1	Level 2	Level 3
Impaired loans	$121	$—	$—	$121
Other real estate owned	1,062	—	—	1,062
Loan servicing rights	1,438	—	—	1,438

Total assets at fair value	$2,621	$—	$—	$2,621

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2012.

	(in thousands)
December 31, 2012	Total	Level 1	Level 2	Level 3
Impaired loans	$2,513	$—	$—	$2,513
Other real estate owned	1,062	—	—	1,062
Loan servicing rights	1,224	—	—	1,224

Total assets at fair value	$4,799	$—	$—	$4,799

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2013 and December 31, 2012.

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

On February 8, 2013, the Company redeemed $10,000,000 of the $22,847,000 in preferred stock it issued to the U.S. Treasury under the SBLF program.

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

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2013 and December 31, 2012 are approximately as follows:

		March 31, 2013		December 31, 2012
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$166,114	$166,114	$161,359	$161,359
Other equity securities	2	3,607	3,607	3,607	3,607
Loans receivable:
Net loans	3	439,635	437,052	440,449	437,818
Loans held-for-sale	2	3,831	3,920	4,559	4,704
Interest receivable	3	2,723	2,723	2,542	2,542
Financial liabilities:
Deposits	3	761,710	749,299	730,811	720,690
Interest payable	3	94	94	94	94

9.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2013 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$998	$6	$—	$1,004
Securities of U.S. government agencies and corporations	50,992	92	(120)	50,964
Obligations of states and political subdivisions	27,876	1,309	(23)	29,162
Collateralized mortgage obligations	7,405	1	(38)	7,368
Mortgage-backed securities	111,804	1,656	(97)	113,363

Total debt securities	$199,075	$3,064	$(278)	$201,861

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

There were no proceeds from sales of available-for-sale securities for the three-month periods ended March 31, 2013 and March 31, 2012.  Gross realized gains from calls of available-for-sale securities were $4 and $1 for the three-month periods ended March 31, 2013 and March 31, 2012 respectively.

The amortized cost and estimated market value of debt and other securities at March 31, 2013, by contractual and expected maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$22,430	$22,493
Due after one year through five years	124,873	126,440
Due after five years through ten years	43,758	44,481
Due after ten years	8,014	8,447

	$199,075	$201,861

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $104,453,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2013, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$28,684	$(120)	$—	$—	$28,684	$(120)
Obligations of states and political subdivisions	2,286	(23)	—	—	2,286	(23)

Collateralized mortgage obligations	6,336	(38)	—	—	6,336	(38)
Mortgaged-backed securities	18,383	(97)	—	—	18,383	(97)

Total	$55,689	$(278)	$—	$—	$55,689	$(278)

No decline in value was considered “other-than-temporary” during 2013.  Thirty-five securities that had a fair value of $55,689,000 and a total unrealized loss of $278,000 have been in an unrealized loss position for less than twelve months as of March 31, 2013. The declines in fair value were primarily attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2012, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	$1,262	$(3)	$—	$—	$1,262	$(3)

Collateralized mortgage obligations	1,198	(1)	—	—	1,198	(1)
Mortgage-backed securities	29,779	(262)	—	—	29,779	(262)

Total	$32,239	$(266)	$—	$—	$32,239	$(266)

Investment securities carried at $30,337,000 and $32,227,000 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income for the three-month period ended March 31, 2013.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2012	$1,834	$(660)	$1,174
Current period other comprehensive loss	(163)	—	(163)
Balance as of March 31, 2013	$1,671	$(660)	$1,011

The following table details activity in accumulated other comprehensive income for the three-month period ended March 31, 2012.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$758	$(495)	$263
Current period other comprehensive income	586	—	586
Balance as of March 31, 2012	$1,344	$(495)	$849

11.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2013	December 31, 2012

Undisbursed loan commitments	$168,107	$159,329
Standby letters of credit	2,441	2,376
Commitments to sell loans	2,450	7,480

	$172,998	$169,185

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2013, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At March 31, 2013, there was $2,441,000 issued in performance standby letters of credit and the Bank carried no liability.  The terms of the guarantees will expire primarily in 2013.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at March 31, 2013, which is recorded in “interest payable and other liabilities.”

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2013, the Company has no off-balance sheet derivatives requiring additional disclosure.

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

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2012 Annual Report on Form 10-K for factors to be considered when reading any forward-looking statements in this filing.
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
In this document and in other SEC filings, for example we make forward-looking statements relating to the following topics:
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

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and “Supervision and Regulation” of our 2012 Annual Report on Form 10-K.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Significant results and developments during the first quarter of 2013 include:

• Net income of $1.4 million for the three months ended March 31, 2013, up 27.3% from the $1.1 million for the same fiscal period last year.

• Net income available to common stockholders of $1.2 million for the three months ended March 31, 2013, up 50.0% from the $0.8 million for the same fiscal period last year.

• Diluted income per share for the three-month period ended March 31, 2013 was $0.12, up 33.3% from the diluted income per share of $0.09 reported in the same period last year.

• Net interest income increased in the three months ended March 31, 2013 by $142,000, or 2.2%, to $6.535 million from $6.393 million in the same period last year.  The increase in net interest income was primarily attributable to a decrease in interest costs, partially offset by a decrease in interest yields.  The decrease in interest costs is primarily attributable to a decrease in the Company’s average cost of funds, partially offset by an increase in average loans.  Net interest margin decreased from 3.51% for the three-month period ending March 31, 2013 to 3.36% for the same period ending March 31, 2013.

• Provision for loan losses of $0.40 million for the three-month period ended March 31, 2013 compared to a provision for loan losses of $0.55 million for the same period in 2012.

• Total assets at March 31, 2013 were $852.6 million, an increase of $21.1 million, or 2.5%, from levels at December 31, 2012.

• Total net loans at March 31, 2013 (including loans held-for-sale) decreased $1.5 million, or 0.4%, to $443.5 million compared to December 31, 2012.

• Total investment securities at March 31, 2013 increased $17.4 million, or 9.4%, to $201.9 million compared to December 31, 2012.

• Total deposits of $761.7 million at March 31, 2013, represented an increase of $30.9 million, or 4.2%, compared to December 31, 2012.

SUMMARY

The Company recorded net income of $1,363,000 for the three-month period ended March 31, 2013, representing an increase of $271,000 from net income of $1,092,000 for the same period in 2012.

The following tables present a summary of the results for the three-month periods ended March 31, 2013 and 2012, and a summary of financial condition at March 31, 2013 and December 31, 2012.

	Three months ended March 31, 2013	Three months ended March 31, 2012

(in thousands except for per share amounts)
For the Period:

Net Income	$1,363	$1,092

Basic Earnings Per Common Share	$0.12	$0.09

Diluted Earnings Per Common Share	$0.12	$0.09

	March 31, 2013	December 31, 2012

(in thousands except for ratios)
At Period End:

Total Assets	$852,560	$831,483

Total Loans, Net (including loans held-for-sale)	$443,466	$445,008

Total Investment Securities	$201,861	$184,491

Total Deposits	$761,710	$730,811

Loan-To-Deposit Ratio	58.2%	60.9%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	March 31, 2013			March 31, 2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$437,855	$5,971	5.53%	$421,994	$5,990	5.69%
Interest bearing due from banks	153,600	105	0.28%	130,984	79	0.24%
Investment securities, taxable	182,970	693	1.54%	164,131	780	1.91%
Investment securities, non-taxable (2)	10,180	100	3.98%	10,518	104	3.97%
Other interest earning assets	3,607	—	—%	3,075	4	0.52%
Total average interest-earning assets	788,212	6,869	3.53%	730,702	6,957	3.82%
Non-interest-earning assets:
Cash and due from banks	16,573			16,454
Premises and equipment, net	7,799			8,084
Other real estate owned	1,062			1,345
Interest receivable and other assets	28,593			32,045
Total average assets	842,239			788,630

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	189,271	64	0.14%	161,173	90	0.22%
Savings and MMDA’s	226,320	158	0.28%	218,090	195	0.36%
Time, under $100,000	35,323	39	0.45%	38,045	54	0.57%
Time, $100,000 and over	55,858	73	0.53%	67,692	153	0.91%
FHLB advances and other borrowings	—	—	—%	7,000	72	4.13%
Total average interest-bearing liabilities	506,772	334	0.27%	492,000	564	0.46%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	240,129			200,854
Interest payable and other liabilities	7,757			6,947
Total liabilities	754,658			699,801
Total average stockholders’ equity	87,581			88,829
Total average liabilities and stockholders’ equity	$842,239			$788,630
Net interest income and net interest margin (3)		$6,535	3.36%		$6,393	3.51%

1.  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approxiamtely $278 and $197 for the three months ended March 31, 2013 and 2012, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $4,755,000 increase in cash and cash equivalents, a $17,370,000 increase in investment securities available-for-sale, an $814,000 decrease in net loans held-for-investment, a $728,000 decrease in loans held-for-sale, and a $591,000 increase in interest receivable and other assets from December 31, 2012 to March 31, 2013.  The increase in cash and cash equivalents was due to an increase in interest bearing due from bank accounts and non-interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of municipal bonds, agency bonds, and mortgage backed securities, partially offset by calls of agency and municipal bonds and amortization on mortgage backed securities.  The decrease in loans held-for-investment was due to decreases in the following loan categories as a result of decreased loan demand:  agricultural; true equipment leases; consumer; home equity lines.  The decrease in loans held-for-investment was partially offset by increases in the following loan categories: commercial and industrial; equipment; financed equipment leases; real estate; real estate commercial and construction.  The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The increase in interest receivable and other assets was mainly due to increases in accrued income on securities, accrued income on loans, prepaid expenses, cash surrender value of bank owned life insurance, unamortized loan costs and mortgage servicing asset, which was partially offset by decreases in income taxes receivable, housing tax credits, sold loan settlement and suspense & holdovers.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $30,899,000 from December 31, 2012 to March 31, 2013.  The increase in deposits was due to increases in demand deposits, interest-bearing transaction deposits, and savings accounts, which was partially offset by decreases in money market accounts and time deposits.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the twelve-month period ended March 31, 2013.

Interest income on loans for the three-month period ended March 31, 2013 was down 0.3% from the same period in 2012, decreasing from $5,990,000 to $5,971,000.  The decrease in interest income on loans for the three-month period ended March 31, 2013 as compared to the same period a year ago was primarily due to a 16 basis point decrease in loan yields, partially offset by an increase in average loans.  The decrease in loan yields was primarily due to repricing of loans at lower rates.

Interest income on investment securities available-for-sale for the three-month period ended March 31, 2013 was down 10.3% from the same period in 2012, decreasing from $884,000 to $793,000.  The decrease in interest income on investment securities for the three-month period ended March 31, 2013 as compared to the same period a year ago was primarily due to a 38 basis point decrease in investment securities yields, partially offset by an increase in average investment securities.  The decrease in investment securities yields was primarily due to reinvestment of maturing securities at lower rates and purchases of securities at lower rates.

Interest income on interest-bearing due from banks for the three-month period ended March 31, 2013 was up 32.9% from the same period in 2012, increasing from $79,000 to $105,000.  The increase in interest income on interest-bearing due from banks for the three-month period ended March 31, 2013 as compared to the same period a year ago was primarily due to a 4 basis point increase in interest bearing due from banks yield combined with an increase in average interest-bearing due from banks.

The Company had no Federal Funds sold balances during the three-month periods ended March 31, 2013 and March 31, 2012.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first three months of 2013 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2013 was down 40.8% from the same period in 2012, decreasing from $564,000 to $334,000.  The decrease in interest expense during the three-month period ended March 31, 2013 was due to a 19 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The Company had no FHLB advances and related interest expense during the three-month period ended March 31, 2013.  Included in interest expense on deposits and other borrowings for the three-month period ended March 31, 2012 is $72,000 in expense on FHLB advances of $7,000,000.  The decrease in average cost of funds for the three-month period ended March 31, 2013 is primarily due to the maturing and repricing of time deposits and a change in the mix of interest-bearing liabilities, which resulted in an increase in lower cost deposits.

Provision for Loan Losses

There was a provision for loan losses of $400,000 for the three-month period ended March 31, 2013 compared to a provision for loan losses of $550,000 for the same period in 2012.  The allowance for loan losses was approximately $8,846,000, or 1.98% of total loans, at March 31, 2013 compared to $8,554,000, or 1.91% of total loans, at December 31, 2012.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three-month period in 2013 was primarily due to decreased net charge-offs, partially offset by increased loan volumes compared to the three-month period in 2012.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three-month periods ended March 31, 2013 and March 31, 2012.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 23.3% for the three-month period ended March 31, 2013 from the same period in 2012, increasing from $2,125,000 to $2,621,000.

This increase was primarily due to increases in gains on sales of loans held-for-sale, investment and brokerage services income, loan servicing income, fiduciary activities income, and signature based transaction fees, which was partially offset by a decrease in ATM fees.  The increase in gains on sales of loans held-for-sale was due to increased sales volume of loans held-for-sale.  The increase in in investment and brokerage services income and fiduciary activities income was primarily due to an increase in the demand for those services.  The increase in loan servicing income was primarily due to an increase in mortgage servicing assets booked and the reversal of mortgage servicing impairment expense.  The increase in signature based transaction fees was primarily due to an increase in the volume of transactions.  The decrease in ATM fees was primarily due to a decrease in the volume of transactions.

Other Operating Expenses

Total other operating expenses were up 4.0% for the three-month period ended March 31, 2013 from the same period in 2012, increasing from $6,492,000 to $6,754,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment expense, and data processing, which was partially offset by decreases in advertising, other real estate owned expense and impairment, and other expenses.  The increase in salaries and employee benefits was primarily due to increases in commissions, contingent compensation, and profit sharing expense, which was partially offset by a decrease in regular salaries.  The increase in occupancy and equipment expense was primarily due to increases in building maintenance and service contracts.  The increase in data processing was primarily due to increases in contract pricing.  The decrease in advertising was due to decreases in printed materials and related costs.  The decrease in other real estate owned expense and impairment was due to a decrease in write-downs and maintenance expense.  The decrease in other expenses is primarily due to decreases in FDIC assessments, legal fees, telephone expense, loan origination expense, loan collection expense and sundry losses, which was partially offset by an increase in consulting fees.

The following table sets forth other miscellaneous operating expenses by category for the three-month periods ended March 31, 2013 and 2012.

	(in thousands)
	Three months ended March 31, 2013	Three months ended March 31, 2012
Other miscellaneous operating expenses
FDIC assessments	$149	$181
Contributions	18	20
Legal fees	25	80
Accounting and audit fees	78	65
Consulting fees	234	88
Postage expense	80	69
Telephone expense	29	57
Public relations	38	43
Training expense	39	25
Loan origination expense	111	161
Computer software depreciation	33	39
Sundry (reversals) losses	(9)	17
Loan collection expense	16	57
Other miscellaneous expense	346	355

Total other miscellaneous operating expenses	$1,187	$1,257

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the three months ended March 31, 2013, the Company’s expense for income taxes increased $255,000 from the same period last year, from $384,000 to $639,000.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	March 31, 2013	December 31, 2012

Undisbursed loan commitments	$168,107	$159,329
Standby letters of credit	2,441	2,376
Commitments to sell loans	2,450	7,480
	$172,998	$169,185

The reserve for unfunded lending commitments amounted to $793,000 at March 31, 2013 and December 31, 2012, respectively.  The reserve for unfunded lending commitments is included in other liabilities.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2013 and December 31, 2012.

	At March 31, 2013			At December 31, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$1,940	$—	$1,940	$2,095	$—	$2,095
Residential construction	—	—	—	—	—	—
Commercial real estate	1,840	—	1,840	1,879	—	1,879
Agriculture	—	—	—	—	—	—
Commercial	2,747	46	2,701	2,853	73	2,780
Consumer	282	46	236	441	50	391
Total non-accrual loans	$6,809	$92	$6,717	$7,268	$123	$7,145

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

Non-accrual loans amounted to $6,809,000 at March 31, 2013 and were comprised of seven residential mortgage loans totaling $1,940,000, four commercial real estate loans totaling $1,840,000, nine commercial loans totaling $2,747,000 and five consumer loans totaling $282,000.  Non-accrual loans amounted to $7,268,000 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095,000, five commercial real estate loans totaling $1,879,000, eleven commercial loans totaling $2,853,000 and seven consumer loans totaling $441,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of March 31, 2013, totaled approximately $4,787,000 or 70% of total non-accrual loans and consisted of two commercial real estate loans totaling $1,645,000, supported by commercial properties located within the Company’s market area, two residential mortgage loans totaling $1,428,000, supported by residential properties located within the Company’s market area and one commercial and industrial loan totaling $1,714,000, supported by the business assets of the borrower.  The collateral securing these loans is generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2012, totaled approximately $4,889,000 or 67% of total non-accrual loans and consisted of two residential mortgage loan totaling $1,466,000, supported by residential property located within the Company’s market area, two commercial real estate loans totaling $1,665,000, supported by commercial properties located within the Company’s market area and one commercial and industrial loan totaling $1,758,000, supported by the business assets of the borrower.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at March 31, 2013 and December 31, 2012 consisting of loans on non-accrual status totaled $6,809,000 and $7,268,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $6,307,000 and $6,113,000 at March 31, 2013 and December 31, 2012, respectively.  Performing impaired loans at March 31, 2013 consist of loans modified as troubled debt restructurings totaling $6,234,000 and other impaired loans totaling $73,000 which the Company expects to collect all principal and interest due and are performing satisfactorily.  Additionally, these loans are not on non-accrual status.  The majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $428,000, or 5.2% to $7,779,000 during the first three months of 2013.  Non-performing assets, net of guarantees, represent 0.9% of total assets at March 31, 2013.

	At March 31, 2013			At December 31, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$6,809	$92	$6,717	$7,268	$123	$7,145
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	6,809	92	6,717	7,268	123	7,145
Other real estate owned	1,062	—	1,062	1,062	—	1,062
Total non-performing assets	7,871	92	7,779	8,330	123	8,207

Non-performing loans to total loans			1.5%			1.6%
Non-performing assets to total assets			0.9%			1.0%
Allowance for loan and lease losses to non-performing loans			131.7%			119.7%

The Company had no loans 90 days past due and still accruing at March 31, 2013 and December 31, 2012.

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

OREO amounted to $1,062,000 as of March 31, 2013 and December 31, 2012, respectively.

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

The following table summarizes the Allowance for Loan Losses of the Company during the three-month periods ended March 31, 2013 and 2012, and for the year ended December 31, 2012.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2013	2012	2012

Balance at beginning of period	$8,554	$10,408	$10,408
Provision for loan losses	400	550	3,276
Loans charged-off:
Commercial	(111)	(542)	(3,498)
Commercial Real Estate	—	—	(375)
Agriculture	(1)	—	(116)
Residential mortgage	(78)	(31)	(864)
Residential construction	—	—	(167)
Consumer loans to individuals	(58)	(264)	(875)

Total charged-off	(248)	(837)	(5,895)

Recoveries:
Commercial	75	206	306
Commercial Real Estate	1	—	—
Agriculture	3	2	4
Residential mortgage	—	—	—
Residential construction	41	1	341
Consumer loans to individuals	20	27	114

Total recoveries	140	236	765

Net charge-offs	(108)	(601)	(5,130)

Balance at end of period	$8,846	$10,357	$8,554

Ratio of net charge-offs to average loans outstanding
during the period (annualized)	(0.10%)	(0.56%)	(1.18%)
Allowance for loan losses
To total loans at the end of the period	1.98%	2.43%	1.91%
To non-performing loans, net of guarantees at the end of the period	131.7%	113.5%	119.7%

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2013, the Company had the following deposit mix: 29.6% in savings and MMDA deposits, 12.0% in time deposits, 25.4% in interest-bearing transaction deposits and 33.0% in non-interest-bearing transaction deposits.  At December 31, 2012, the Company had the following deposit mix: 30.5% in savings and MMDA deposits, 12.6% in time deposits, 25.3% in interest-bearing transaction deposits and 31.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2013 and December 31, 2012 are summarized as follows:

	(in thousands)
	March 31, 2013	December 31, 2012
Three months or less	$17,656	$17,159
Over three to twelve months	27,737	30,361
Over twelve months	10,631	8,953
Total	$56,024	$56,473

The decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 58.2% on March 31, 2013.  In addition, on March 31, 2013, the Company had the following short-term investments:  $1,968,000 in securities due within one year or less; and $27,079,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $37,000,000 at March 31, 2013; additionally, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at March 31, 2013 of $145,683,000.  The line of credit with FHLB is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2013, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2013.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$74,256	8.86%	5.0%
Tier 1 Risk-Based	$74,256	15.10%	6.0%
Total Risk-Based	$80,447	16.35%	10.0%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2013, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2013.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, entitled “Risk Factors.”

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

None.

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

101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 9, 2013	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)