Form 10-Q
period 2013-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2013-08-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares of Common Stock outstanding as of August 8, 2013 was 9,478,300.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

 ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except shares and share amounts)	2013	2012

Assets

Cash and cash equivalents	$141,847	$161,359
Investment securities – available-for-sale	190,769	184,491
Loans, net of allowance for loan losses of $8,726 at June 30, 2013
and $8,554 at December 31, 2012	470,046	440,449
Loans held-for-sale	1,387	4,559
Stock in Federal Home Loan Bank and other equity securities, at cost	3,717	3,607
Premises and equipment, net	7,638	7,839
Other real estate owned	—	1,062
Interest receivable and other assets	29,260	28,117

Total Assets	$844,664	$831,483

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$250,646	$230,743
Interest-bearing transaction deposits	196,562	184,900
Savings and MMDA's	217,298	223,078
Time, under $100,000	34,680	35,617
Time, $100,000 and over	55,096	56,473
Total deposits	754,282	730,811

Interest payable and other liabilities	8,111	8,347

Total Liabilities	762,393	739,158

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 12,847 shares issued and 12,847 shares outstanding at June 30, 2013 and 22,847 shares issued and outstanding at December 31, 2012	12,847	22,847
Common stock, no par value; 16,000,000 shares authorized;
9,476,800 shares issued and outstanding at June 30, 2013 and 9,272,668 shares issued and outstanding at December 31, 2012	64,424	63,410
Additional paid-in capital	977	977
Retained earnings	5,299	3,917
Accumulated other comprehensive (loss) income, net	(1,276)	1,174
Total Stockholders’ Equity	82,271	92,325

Total Liabilities and Stockholders’ Equity	$844,664	$831,483

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands, except per share amounts)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest and dividend income:
Loans	$6,234	$6,044	$12,205	$12,034
Due from banks interest bearing accounts	107	95	212	174
Investment securities
Taxable	647	798	1,340	1,578
Non-taxable	99	103	199	207
Other earning assets	60	8	60	12
Total interest and dividend income	7,147	7,048	14,016	14,005
Interest expense:
Deposits	312	438	646	930
Other borrowings	—	69	—	141
Total interest expense	312	507	646	1,071
Net interest income	6,835	6,541	13,370	12,934
Provision for loan losses	400	676	800	1,226
Net interest income after provision for loan losses	6,435	5,865	12,570	11,708
Other operating income:
Service charges on deposit accounts	617	673	1,270	1,326
Gains on sales of other real estate owned	1	17	1	17
Gains on sales of loans held-for-sale	424	505	992	900
Investment and brokerage services income	362	282	663	503
Mortgage brokerage income	6	16	35	46
Loan servicing income	346	142	713	284
Fiduciary activities income	197	121	329	228
ATM fees	68	129	152	258
Signature based transaction fees	337	266	629	514
Gains on calls of available-for-sale securities	—	—	4	1
Other income	191	190	382	389
Total other operating income	2,549	2,341	5,170	4,466
Other operating expenses:
Salaries and employee benefits	4,079	3,877	8,208	7,724
Occupancy and equipment	749	748	1,532	1,484
Data processing	424	435	844	820
Stationery and supplies	104	91	189	171
Advertising	106	94	187	204
Directors’ fees	50	55	107	110
Other real estate owned expense and impairment	9	38	21	60
Other expense	1,330	1,188	2,517	2,445
Total other operating expenses	6,851	6,526	13,605	13,018
Income before income tax expense	2,133	1,680	4,135	3,156
Income tax expense	691	473	1,330	857

Net income	$1,442	$1,207	$2,805	$2,299

Preferred stock dividends	$(160)	$(286)	$(372)	$(571)
Net income available to common shareholders	$1,282	$921	$2,433	$1,728

Basic income per share	$0.14	$0.10	$0.26	$0.18
Diluted income per share	$0.14	$0.10	$0.26	$0.18

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$1,442	$1,207	$2,805	$2,299
Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period, net of tax effect of $(1,526) and $175 for the three-month periods ended June 30, 2013 and June 30, 2012, respectively, and $(1,632) and $566 for the six-month periods ended June 30, 2013 and June 30, 2012, respectively	(2,287)	260	(2,448)	847
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $0 for the three-month periods ended June 30, 2013 and June 30, 2012, and $(2) and $0 for the six-month periods ended June 30, 2013 and June 30, 2012, respectively	—	—	(2)	(1)
Other comprehensive (loss) income	$(2,287)	$260	$(2,450)	$846

Comprehensive (loss) income	$(845)	$1,467	$355	$3,145

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	(Loss) Income	Total

Balance at December 31, 2012	22,847	$22,847	9,272,668	$63,410	$977	$3,917	$1,174	$92,325

Net income						2,805		2,805

Other comprehensive loss							(2,450)	(2,450)

Redemption of preferred stock	(10,000)	(10,000)						(10,000)
2% stock dividend			185,291	1,047		(1,047)		—
Dividend on preferred stock						(372)		(372)
Cash in lieu of fractional shares			(159)			(4)		(4)
Stock-based compensation				73				73
Tax deficiency related to expired, vested non-qualified stock options				(106)				(106)
Common shares issued related to restricted stock grants, net			19,000					—

Balance at June 30, 2013	12,847	$12,847	9,476,800	$64,424	$977	$5,299	$(1,276)	$82,271

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30,2013	Six months ended June 30, 2012
Cash Flows From Operating Activities
Net Income	$2,805	$2,299
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	356	347
Accretion and amortization of investment securities premiums and discounts, net	1,821	1,597
Valuation adjustment on mortgage servicing rights	(272)	59
Decrease in deferred loan origination fees and costs, net	(117)	(474)
Provision for loan losses	800	1,226
Stock plan accruals	73	59
Gains on calls of available-for-sale securities	(4)	(1)
Gains on sales of other real estate owned	(1)	(17)
Impairment on other real estate owned	10	15
Gains on sales of loans held-for-sale	(992)	(900)
Proceeds from sales of loans held-for-sale	45,465	38,504
Originations of loans held-for-sale	(41,301)	(37,992)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	657	918
(Decrease) increase in interest payable and other liabilities	(236)	46
Net cash provided by operating activities	9,064	5,686

Cash Flows From Investing Activities
Net increase in investment securities	(12,179)	(23,275)
Net increase in loans	(29,740)	(6,197)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(110)	(532)
Proceeds from sale of other real estate owned	513	1,620
Purchases of premises and equipment, net	(155)	(322)
Net cash used in investing activities	(41,671)	(28,706)

Cash Flows From Financing Activities
Net increase in deposits	23,471	8,224
Redemption of preferred stock	(10,000)	—
Net decrease in FHLB advances and other borrowings	—	(7,000)
Cash dividends paid in lieu of fractional shares	(4)	(3)
Cash dividends paid on preferred stock	(372)	(571)
Net cash provided by financing activities	13,095	650

Net decrease in Cash and Cash Equivalents	(19,512)	(22,370)
Cash and Cash Equivalents, beginning of period	161,359	140,172
Cash and Cash Equivalents, end of period	$141,847	117,802

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$666	$1,098
Income Taxes	$891	$879

Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$1,047	$451
Tax deficiency related to expired, vested non-qualified stock options	$(106)	$—
Transfer of loans held-for-investment to other real estate owned	$—	$293
Financed sale of other real estate owned	$(540)	$—
Unrealized holding (losses) gains on available for sale securities, net of taxes	$(2,450)	$846
See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012 and December 31, 2012

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

In February 2013, FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date.  Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  This guidance is effective for interim and annual periods beginning on January 1, 2014 and must be retroactively applied to prior periods presented.  Early adoption is permitted.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In July 2013, FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR.  The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	June 30, 2013	December 31, 2012

Commercial	$100,540	$88,810
Commercial Real Estate	212,600	188,426
Agriculture	48,058	52,747
Residential Mortgage	52,326	51,266
Residential Construction	8,583	7,586
Consumer	55,773	59,393

	477,880	448,228
Allowance for loan losses	(8,726)	(8,554)
Net deferred origination fees and costs	892	775

Loans, net	$470,046	$440,449

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

As of June 30, 2013, approximately 44% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of construction and land development loans and loans secured by commercial properties.  Approximately 11% in principal amount of the Company’s loans were residential mortgage loans.  Approximately 2% in principal amount of the Company’s loans were residential construction loans.  Approximately 10% in principal amount of the Company’s loans were for agriculture and 21% in principal amount of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 12% in principal amount of the Company’s loans were consumer loans.

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment in full is unlikely, the Company will consider the loan to be collateral dependent and will estimate its probable loss, using a recent valuation as appropriate to the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Company may periodically revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known.  Unpaid balances on loans after or during collection and liquidation may also be pursued through legal action and attachment of wages or judgment liens on the borrower's other assets.

At June 30, 2013 and December 31, 2012, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and Federal Reserve.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of June 30, 2013 and December 31, 2012 were as follows:

($ in thousands)	June 30, 2013	December 31, 2012

Commercial	$2,612	$2,853
Commercial Real Estate	2,467	1,879
Agriculture	—	—
Residential Mortgage	2,379	2,095
Residential Construction	104	—
Consumer	215	441

	$7,777	$7,268

Non-accrual loans amounted to $7,777,000 at June 30, 2013 and were comprised of eight residential mortgage loans totaling $2,379,000, two residential construction loans totaling $104,000, six commercial real estate loans totaling $2,467,000, eight commercial loans totaling $2,612,000 and four consumer loans totaling $215,000.  Non-accrual loans amounted to $7,268,000 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095,000, five commercial real estate loans totaling $1,879,000, eleven commercial loans totaling $2,853,000 and seven consumer loans totaling $441,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of June 30, 2013 and December 31, 2012 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
June 30, 2013
Commercial	$328	$—	$93	$421	$100,119	$100,540
Commercial Real Estate	—	531	611	1,142	211,458	212,600
Agriculture	—	—	—	—	48,058	48,058
Residential Mortgage	—	216	226	442	51,884	52,326
Residential Construction	51	—	—	51	8,532	8,583
Consumer	84	24	42	150	55,623	55,773
Total	$463	$771	$972	$2,206	$475,674	$477,880

December 31, 2012
Commercial	$2,255	$—	$170	$2,425	$86,385	$88,810
Commercial Real Estate	1,272	—	566	1,838	186,588	188,426
Agriculture	—	—	—	—	52,747	52,747
Residential Mortgage	570	103	335	1,008	50,258	51,266
Residential Construction	53	—	—	53	7,533	7,586
Consumer	8	747	126	881	58,512	59,393
Total	$4,158	$850	$1,197	$6,205	$442,023	$448,228

The Company had no loans 90 days or more past due and still accruing at June 30, 2013 and December 31, 2012.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans to be considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 6 (substandard) or worse.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; fair value of collateral if the loan is collateral dependent.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of June 30, 2013 and December 31, 2012 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2013
Commercial	$3,573	$2,549	$710	$3,259	$84
Commercial Real Estate	3,609	2,467	1,139	3,606	18
Agriculture	—	—	—	—	—
Residential Mortgage	6,893	2,379	3,566	5,945	628
Residential Construction	1,142	104	862	966	267
Consumer	1,256	275	614	889	76
Total	$16,473	$7,774	$6,891	$14,665	$1,073

December 31, 2012
Commercial	$3,628	$2,769	$519	$3,288	$95
Commercial Real Estate	3,629	1,872	1,170	3,042	26
Agriculture	—	—	—	—	—
Residential Mortgage	5,831	1,860	2,963	4,823	417
Residential Construction	1,148	—	1,097	1,097	433
Consumer	1,416	502	629	1,131	101
Total	$15,652	$7,003	$6,378	$13,381	$1,072

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three-month periods ended June 30, 2013 and June 30, 2012 was as follows:

($ in thousands)	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,335	$10	$3,831	$10
Commercial Real Estate	3,299	22	4,954	23
Agriculture	—	—	1,475	9
Residential Mortgage	5,299	34	3,761	31
Residential Construction	1,028	12	1,210	14
Consumer	928	8	1,007	9
Total	$13,889	$86	$16,238	$96

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the six-month periods ended June 30, 2013 and June 30, 2012 was as follows:

($ in thousands)	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,390	$19	$3,657	$21
Commercial Real Estate	3,610	43	5,434	45
Agriculture	—	—	1,706	35
Residential Mortgage	5,082	61	4,438	60
Residential Construction	1,075	23	1,251	26
Consumer	963	16	815	16
Total	$14,120	$162	$17,301	$203

None of the interest on impaired loans was recognized using a cash basis of accounting for the three-month and six-month periods ended June 30, 2013 and June 30, 2012.

Troubled Debt Restructurings

The Company’s loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), which are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties.  These concessions may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are placed on non-accrual status at the time of restructure and may only be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

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

The Company had $8,119,000 and $6,905,000 in TDR loans as of June 30, 2013 and December 31, 2012, respectively.  Specific reserves for TDR loans totaled $999,000 and $939,000 as of June 30, 2013 and December 31, 2012, respectively.  TDR loans performing in compliance with modified terms totaled $6,815,000 and $6,040,000 as of June 30, 2013 and December 31, 2012, respectively.  There are no commitments to advance more funds on existing TDR loans as of June 30, 2013.

Loans modified as troubled debt restructurings during the three-month periods ended June 30, 2013 and June 30, 2012 were as follows:

($ in thousands)	Three Months Ended June 30, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential Mortgage	1	$568	$377
Total	1	$568	$377

($ in thousands)	Three Months Ended June 30, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$141	$141
Consumer	2	279	279
Total	4	$420	$420

Loans modified as troubled debt restructurings during the six-month periods ended June 30, 2013 and June 30, 2012 were as follows:

($ in thousands)	Six Months Ended June 30, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$244	$244
Residential Mortgage	1	568	377
Total	2	$812	$621

($ in thousands)	Six Months Ended June 30, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	4	$361	$361
Consumer	4	430	430
Total	8	$791	$791

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month periods ended June 30, 2013 and June 30, 2012.  There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the six-month periods ended June 30, 2013.  There was one commercial loan with a recorded investment of $136,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the six-month period ended June 30, 2012.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents the risk ratings by loan class as of June 30, 2013 and December 31, 2012.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2013
Commercial	$91,932	$3,668	$4,940	$—	$—	$100,540
Commercial Real Estate	195,877	6,739	9,984	—	—	212,600
Agriculture	44,834	—	3,224	—	—	48,058
Residential Mortgage	48,592	932	2,802	—	—	52,326
Residential Construction	5,470	1,573	1,540	—	—	8,583
Consumer	49,475	4,338	1,960	—	—	55,773
Total	$436,180	$17,250	$24,450	$—	$—	$477,880

December 31, 2012
Commercial	$78,078	$4,393	$6,339	$—	$—	$88,810
Commercial Real Estate	170,676	9,049	8,701	—	—	188,426
Agriculture	49,613	172	2,962	—	—	52,747
Residential Mortgage	45,962	604	4,700	—	—	51,266
Residential Construction	5,512	1,212	862	—	—	7,586
Consumer	51,444	4,822	3,054	73	—	59,393
Total	$401,285	$20,252	$26,618	$73	$—	$448,228

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2013.

Three-month period ended June 30, 2013
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2013	$2,888	$2,095	$813	$973	$590	$1,059	$428	$8,846
Provision for loan losses	(67)	(105)	(65)	324	38	229	46	400

Charge-offs	(1)	(3)	—	(255)	(127)	(318)	—	(704)
Recoveries	49	50	—	12	2	71	—	184
Net charge-offs	(48)	47	—	(243)	(125)	(247)	—	(520)
Balance as of June 30, 2013	$2,869	$2,037	$748	$1,054	$503	$1,041	$474	$8,726

Six-month period ended June 30, 2013
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554
Provision for loan losses	(42)	266	(169)	227	(137)	216	439	800

Charge-offs	(112)	(3)	(1)	(333)	(127)	(376)	—	(952)
Recoveries	124	51	3	12	43	91	—	324
Net charge-offs	12	48	2	(321)	(84)	(285)	—	(628)
Balance as of June 30, 2013	$2,869	$2,037	$748	$1,054	$503	$1,041	$474	$8,726

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2013.

($ in thousands)	Commercial		Commercial Real Estate		Agriculture		Residential Mortgage		Residential Construction		Consumer		Unallocated		Total
Period-end amount allocated to:	$		$		$		$		$		$		$		$
Loans individually evaluated for impairment		84		18		—		628		267		76		—		1,073
Loans collectively evaluated for impairment		2,785		2,019		748		426		236		965		474		7,653
Ending Balance		$2,869		$2,037		$748		$1,054		$503		$1,041		$474		$8,726

The following table details activity in the allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2012.

Three-month period ended June 30, 2012
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2012	$3,582	$1,715	$1,167	$1,194	$1,125	$1,340	$234	$10,357
Provision for loan losses	(294)	689	73	422	(253)	110	(71)	676

Charge-offs	(537)	(342)	(115)	—	(161)	(370)	—	(1,525)
Recoveries	31	—	1	—	223	21	—	276
Net charge-offs	(506)	(342)	(114)	—	62	(349)	—	(1,249)
Balance as of June 30, 2012	$2,782	$2,062	$1,126	$1,616	$934	$1,101	$163	$9,784

Six-month period ended June 30, 2012
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408
Provision for loan losses	26	657	(696)	512	(327)	891	163	1,226

Charge-offs	(1,079)	(342)	(115)	(31)	(161)	(634)	—	(2,362)
Recoveries	237	—	3	—	224	48	—	512
Net charge-offs	(842)	(342)	(112)	(31)	63	(586)	—	(1,850)
Balance as of June 30, 2012	$2,782	$2,062	$1,126	$1,616	$934	$1,101	$163	$9,784

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2012.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$151	$16	$—	$1,148	$573	$138	$—	$2,026
Loans collectively evaluated for impairment	2,631	2,046	1,126	468	361	963	163	7,758
Ending Balance	$2,782	$2,062	$1,126	$1,616	$934	$1,101	$163	$9,784

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

The Company’s investment in loans as of June 30, 2013, June 30, 2012, and December 31, 2012 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2013
Loans individually evaluated for impairment	$3,259	$3,606	$—	$5,945	$966	$889	$14,665
Loans collectively evaluated for impairment	97,281	208,994	48,058	46,381	7,617	54,884	463,215
Ending Balance	$100,540	$212,600	$48,058	$52,326	$8,583	$55,773	$477,880

June 30, 2012
Loans individually evaluated for impairment	$3,822	$5,238	$1,379	$3,987	$1,127	$1,072	$16,625
Loans collectively evaluated for impairment	91,284	180,942	44,253	46,925	6,604	60,419	430,427
Ending Balance	$95,106	$186,180	$45,632	$50,912	$7,731	$61,491	$447,052

December 31, 2012
Loans individually evaluated for impairment	$3,288	$3,042	$—	$4,823	$1,097	$1,131	$13,381
Loans collectively evaluated for impairment	85,522	185,384	52,747	46,443	6,489	58,262	434,847
Ending Balance	$88,810	$188,426	$52,747	$51,266	$7,586	$59,393	$448,228

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2013 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of MSR as of June 30, 2013 were as follows:

June, 30, 2013

Constant prepayment rate	16.74%
Discount rate	11.05%
Weighted average life (years)	4.99

At June 30, 2013, the Company had $1,387,000 of mortgage loans held-for-sale.  At June 30, 2013 and December 31, 2012, the Company serviced real estate mortgage loans for others of $246,155,000 and $235,561,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2013 and December 31, 2012.  Mortgage servicing rights are included in Interest Receivable and Other Assets in the consolidated balance sheets.

	(in thousands)
	December 31, 2012	Additions	Reductions	June 30, 2013

Mortgage servicing rights	$1,760	$384	$250	$1,894
Valuation allowance	(536)	—	(272)	(264)
Mortgage servicing rights, net of valuation allowance	$1,224	$384	$(22)	$1,630

The Company received contractually specified servicing fees of $155,000 and $137,000 for the three month periods ended June 30, 2013 and June 30, 2012, respectively.  The Company received contractually specified servicing fees of $307,000 and $272,000 for the six month periods ended June 30, 2013 and June 30, 2012, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

4.           OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 24, 2013, the Board of Directors of the Company declared a 2% stock dividend payable as of March 29, 2013.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes all common stock equivalents (“in-the-money” stock options, unvested restricted stock, stock units, warrants and rights, convertible bonds and preferred stock), which reflects the potential dilution of securities that could share in the earnings of the Company.

The following table presents a reconciliation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2013 and 2012.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income	$1,442	$1,207	$2,805	$2,299
Preferred stock dividend	$(160)	$(286)	$(372)	$(571)
Net income available to common shareholders	$1,282	$921	$2,433	$1,728

Weighted average common shares outstanding	9,418,518	9,385,824	9,412,185	9,381,645
Basic EPS	$0.14	$0.10	$0.26	$0.18

Diluted earnings per share:
Net income	$1,442	$1,207	$2,805	$2,299
Preferred stock dividend	$(160)	$(286)	$(372)	$(571)
Net income available to common shareholders	$1,282	$921	$2,433	$1,728

Weighted average common shares outstanding	9,418,518	9,385,824	9,412,185	9,381,645

Effect of dilutive shares	33,118	24,480	31,925	25,717

Adjusted weighted average common shares outstanding	9,451,636	9,410,304	9,444,110	9,407,362
Diluted EPS	$0.14	$0.10	$0.26	$0.18

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 317,065 shares and 356,805 shares for the three-month periods ended June 30, 2013 and 2012, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 319,516 shares and 353,308 shares for the six-month periods ended June 30, 2013 and 2012, respectively.  There were no non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect for the three-month periods ended June 30, 2013 and 2012.  Non-vested shares of restricted stock that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 4,176 shares and 0 shares for the six-month periods ended June 30, 2013 and 2012, respectively.

5.    STOCK PLANS

On January 24, 2013, the Board of Directors of the Company declared a 2% stock dividend payable as of March 29, 2013.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	357,493	$11.87

Granted	—	—

Expired	—	—

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	357,493	$11.87	$78,513	3.23

Exercisable (vested) at End of Period	311,503	$12.84	$49,489	2.40

The following table presents the activity related to stock options for the six months ended June 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	383,045	$11.71

Granted	22,950	$5.88

Expired	(48,502)	$7.74

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	357,493	$11.87	$78,513	3.23

Exercisable (vested) at End of Period	311,503	$12.84	$49,489	2.40

The weighted average grant date fair value per share of options granted during the six-month period ended June 30, 2013 was $2.75 per share.

As of June 30, 2013, there was $100,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.98 years.

There was $19,000 of recognized compensation cost related to stock options granted for the six months ended June 30, 2013.

A summary of the weighted average assumptions used in valuing stock options during the three months and six months ended June 30, 2013 is presented below.

	Three Months Ended June 30, 2013*	Six months Ended June 30, 2013
Risk Free Interest Rate	—	0.86%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	54.36%
    * There were no stock options or restricted stock granted during the three-month period ended June 30, 2013.

The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2013.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock outstanding at Beginning of Period	58,282	$5.00

Granted	—	—

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—

Non-vested restricted stock outstanding at End of Period	58,282	$5.00	$343,864	8.36

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2013.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock outstanding at Beginning of Period	47,707	$4.53

Granted	19,380	$5.88

Cancelled / Forfeited	—	—

Exercised/Released/Vested	(8,805)	$4.37

Non-vested restricted stock outstanding at End of Period	58,282	$5.00	$343,864	8.36

The weighted average fair value of restricted stock granted during the six month period ended June 30, 2013 was $5.88 per share.

As of June 30, 2013, there was $183,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.91 years.

There was $36,000 of recognized compensation cost related to restricted stock awards for the six months ended June 30, 2013.

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

As of June 30, 2013, there was $12,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $18,000 of recognized compensation cost related to ESPP issuances for the six-month period ended June 30, 2013.

The weighted average fair value at issuance date during the six-month period ended June 30, 2013 was $1.04.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months and six months ended June 30, 2013 is presented below.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Risk Free Interest Rate	0.19%	0.19%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	20.00%	20.00%

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets where valuations include significant unobservable assumptions.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At June 30, 2013 there were no loans held-for-sale that required a write-down.

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

At June 30, 2013, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Other Real Estate Owned

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses.  Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013.
	(in thousands)
June 30, 2013	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$1,003	$1,003	$—	$—
Securities of U.S. government
agencies and corporations	52,893	—	52,893	—
Obligations of states and
political subdivisions	28,195	—	28,195	—
Collateralized mortgage obligations	6,447	—	6,447
Mortgage-backed securities	102,231	—	102,231	—

Total investments at fair value	$190,769	$1,003	$189,766	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.
	(in thousands)
December 31, 2012	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$1,005	$1,005	$—	$—
Securities of U.S. government
agencies and corporations	28,305	—	28,305	—
Obligations of states and
political subdivisions	28,786	—	28,786	—
Collateralized mortgage obligations	8,278	—	8,278
Mortgage-backed securities	118,117	—	118,117	—

Total investments at fair value	$184,491	$1,005	$183,486	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2013.

	(in thousands)
June 30, 2013	Total	Level 1	Level 2	Level 3
Impaired loans	$914	$—	$—	$914
Loan servicing rights	1,630	—	—	1,630

Total assets at fair value	$2,544	$—	$—	$2,544

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2012.

	(in thousands)
December 31, 2012	Total	Level 1	Level 2	Level 3
Impaired loans	$2,513	$—	$—	$2,513
Other real estate owned	1,062	—	—	1,062
Loan servicing rights	1,224	—	—	1,224

Total assets at fair value	$4,799	$—	$—	$4,799

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2013 and December 31, 2012.

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

Other Equity Securities

The carrying amounts reported in the consolidated balance sheet approximate fair value.  The Company believes the measurement of the fair value of other equity securities is derived from Level 2 inputs.

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

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2013 and December 31, 2012 are approximately as follows:

		June 30, 2013		December 31, 2012
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$141,847	$141,847	$161,359	$161,359
Other equity securities	2	3,717	3,717	3,607	3,607
Loans receivable:
Net loans	3	470,046	467,206	440,449	437,818
Loans held-for-sale	2	1,387	1,387	4,559	4,704
Interest receivable	3	2,608	2,608	2,542	2,542
Financial liabilities:
Deposits	3	754,282	743,722	730,811	720,690
Interest payable	3	74	74	94	94

9.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2013 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$999	$4	$—	$1,003
Securities of U.S. government agencies and corporations	53,982	24	(1,113)	52,893
Obligations of states and political subdivisions	27,841	722	(368)	28,195
Collateralized mortgage obligations	6,513	—	(66)	6,447
Mortgage-backed securities	102,461	429	(659)	102,231

Total debt securities	$191,796	$1,179	$(2,206)	$190,769

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

There were no proceeds from sales of available-for-sale securities for the six-month and three-month periods ended June 30, 2013 and June 30, 2012.  Gross realized gains from calls of available-for-sale securities were $4 and $0 for the six-month and three-month periods ended June 30, 2013, respectively. Gross realized gains from calls of available-for-sale securities were $1 and $0 for the six-month and three-month periods ended June 30, 2012, respectively.  There were no gross realized losses from sales of available-for-sale securities for the six-month and three-month periods ended June 30, 2013 and June 30, 2012.

The amortized cost and estimated market value of debt and other securities at June 30, 2013, by contractual and expected maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$11,133	$11,151
Due after one year through five years	130,359	129,827
Due after five years through ten years	42,297	41,692
Due after ten years	8,007	8,099

	$191,796	$190,769

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $100,194,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2013, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$44,797	$(1,113)	$—	$—	$44,797	$(1,113)
Obligations of states and political subdivisions	10,050	(368)	—	—	10,050	(368)

Collateralized mortgage obligations	6,447	(66)	—	—	6,447	(66)
Mortgaged-backed securities	58,793	(659)	—	—	58,793	(659)

Total	$120,087	$(2,206)	$—	$—	$120,087	$(2,206)

No decline in value was considered “other-than-temporary” during 2013.  Eighty-eight securities, all considered investment grade, which had a fair value of $120,087,000 and a total unrealized loss of $2,206,000 have been in an unrealized loss position for less than twelve months as of June 30, 2013. The declines in fair value were primarily attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $28,962,000 and $32,227,000 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.     ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive (loss) income for the three-month period ended June 30, 2013.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive (Loss) Income
Balance as of March 31, 2013	$1,671	$(660)	$1,011
Current period other comprehensive loss	(2,287)	—	(2,287)
Balance as of June 30, 2013	$(616)	$(660)	$(1,276)

The following table details activity in accumulated other comprehensive income for the six-month period ended June 30, 2013.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2012	$1,834	$(660)	$1,174
Current period other comprehensive loss	(2,450)	—	(2,450)
Balance as of June 30, 2013	$(616)	$(660)	$(1,276)

During the three-month and six-month periods ended June 30, 2013, the Company incurred a net increase in unrealized loss of approximately $3,813,000 and $4,084,000, respectively, in the Company’s investment portfolio, resulting in comprehensive loss, net of tax of $2,287,000 and $2,450,000, respectively, recognized in the Consolidated Statements of Comprehensive (Loss) Income.  The net increase in unrealized loss is due to increases in long-term market rates of U.S. Treasury securities.

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2013	December 31, 2012

Undisbursed loan commitments	$168,213	$159,329
Standby letters of credit	1,893	2,376
Commitments to sell loans	3,597	7,480

	$173,703	$169,185

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2013, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At June 30, 2013, there was $1,893,000 issued in performance standby letters of credit and the Bank carried no liability.  The terms of the guarantees will expire primarily in 2013.  The Bank has experienced no draws on these letters of credit; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at June 30, 2013, which is recorded in “interest payable and other liabilities” on the Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2013, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal or regulatory actions

•	We do not expect draws on performance letters of credit

•	Our regulatory capital requirements, including the recently adopted capital rules by the U.S. federal banking agencies

•	We do not anticipate paying a cash dividend in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	The Company does not anticipate any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected rates of return, yields and projected results

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

Significant results and developments during the second quarter and year-to-date 2013 include:

• Net income of $2.8 million for the six months ended June 30, 2013, up 21.7% from $2.3 million for the same fiscal period last year.

• Net income available to common shareholders of $2.4 million for the six months ended June 30, 2013, up 41.2% from $1.7 million for the same fiscal period last year.

• Diluted income per share for the six-month period ended June 30, 2013 was $0.26, up 44.4% from diluted income per share of $0.18 in the same period last year.

• Net interest income increased in the six months ended June 30, 2013 by $436,000, or 3.4%, to $13.37 million from $12.934 million in the same period last year.  The increase in net interest income was primarily attributable to a decrease in interest costs, partially offset by a decrease in interest yields.  The decrease in interest costs is primarily attributable to a decrease in the Company’s average cost of funds, partially offset by an increase in average interest-bearing deposits.  Net interest margin decreased from 3.54% for the six-month period ending June 30, 2012 to 3.41% for the same period ending June 30, 2013.

• Provision for loan losses of $0.8 million for the six-month period ended June 30, 2013 compared to a provision for loan losses of $1.23 million for the same period in 2012.

• Total assets at June 30, 2013 were $844.7 million, an increase of $13.2 million, or 1.6%, compared to total assets at December 31, 2012.

• Total net loans at June 30, 2013 (including loans held-for-sale) increased $26.4 million, or 5.9%, to $471.4 million compared to December 31, 2012.

• Total investment securities at June 30, 2013 increased $6.3 million, or 3.4%, to $190.8 million compared to December 31, 2012.

• Total deposits of $754.3 million at June 30, 2013, represented an increase of $23.5 million, or 3.2%, compared to December 31, 2012.

• Net income of $1.4 million for the three months ended June 30, 2013, up 16.7% from $1.2 million for the same fiscal period last year.

• Net income available to common shareholders of $1.3 million for the three months ended June 30, 2013, up 44.4% from $0.9 million for the same period last year.

• Diluted income per share for the three-month period ended June 30, 2013 was $0.14, up 40.0% from a diluted income per share of $0.10 for the same period last year.

• During the three-month and six-month periods ended June 30, 2013, the Company incurred a net increase in unrealized loss of approximately $3,813,000 and $4,084,000, respectively, in the Company’s investment portfolio, resulting in comprehensive loss, net of tax of $2,287,000 and $2,450,000, respectively, recognized in the Consolidated Statements of Comprehensive (Loss) Income.  The net increase in unrealized loss is due to increases in long-term market rates of U.S. Treasury securities.

SUMMARY

The Company recorded net income of $2,805,000 for the six-month period ended June 30, 2013, representing an increase of $506,000 from net income of $2,299,000 for the same period in 2012.  The Company recorded net income of $1,442,000 for the three-month period ended June 30, 2013, representing an increase of $235,000 from net income of $1,207,000 for the same period in 2012.

The following tables present a summary of the results for the three-month and six-month periods ended June 30, 2013 and 2012, and a summary of financial condition at June 30, 2013 and December 31, 2012.

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012

(in thousands except for per share amounts)
For the Period:

Net Income	$1,442	$1,207	$2,805	$2,299

Basic Earnings Per Common Share	$0.14	$0.10	$0.26	$0.18

Diluted Earnings Per Common Share	$0.14	$0.10	$0.26	$0.18

	June 30, 2013	December 31, 2012

(in thousands except for ratios)
At Period End:

Total Assets	$844,664	$831,483

Total Loans, Net (including loans held-for-sale)	$471,433	$445,008

Total Investment Securities	$190,769	$184,491

Total Deposits	$754,282	$730,811

Loan-To-Deposit Ratio	62.5%	60.9%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	June 30, 2013			June 30, 2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$456,839	$6,234	5.47%	$432,772	$6,044	5.60%
Interest bearing due from banks	135,298	107	0.32%	109,816	95	0.35%
Investment securities, taxable	186,311	647	1.39%	178,262	798	1.80%
Investment securities, non-taxable (2)	9,971	99	3.98%	10,482	103	3.94%
Other interest earning assets	3,687	60	6.53%	3,438	8	0.93%
Total average interest-earning assets	792,106	7,147	3.62%	734,770	7,048	3.85%
Non-interest-earning assets:
Cash and due from banks	15,763			15,207
Premises and equipment, net	7,732			8,116
Other real estate owned	555			975
Interest receivable and other assets	29,066			31,418
Total average assets	845,222			790,486

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	193,374	64	0.13%	164,820	92	0.22%
Savings and MMDA’s	221,019	146	0.26%	212,556	176	0.33%
Time, under $100,000	34,942	34	0.39%	37,582	52	0.55%
Time, $100,000 and over	55,080	68	0.50%	62,087	118	0.76%
FHLB advances and other borrowings	3	—	—%	6,846	69	4.04%
Total average interest-bearing liabilities	504,418	312	0.25%	483,891	507	0.42%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	249,259			209,106
Interest payable and other liabilities	7,541			6,967
Total liabilities	761,218			699,964
Total average stockholders’ equity	84,004			90,522
Total average liabilities and stockholders’ equity	$845,222			$790,486
Net interest income and net interest margin (3)		$6,835	3.46%		$6,541	3.57%

1.  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $383 and $256 for the three months ended June 30, 2013 and 2012, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended			Six months ended
	June 30, 2013			June 30, 2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$447,399	$12,205	5.50%	$427,383	$12,034	5.65%
Interest bearing due from banks	144,399	212	0.30%	120,785	174	0.29%
Investment securities, taxable	184,650	1,340	1.46%	171,196	1,578	1.85%
Investment securities, non-taxable (2)	10,075	199	3.98%	10,500	207	3.95%
Other interest earning assets	3,647	60	3.32%	3,257	12	0.74%
Total average interest-earning assets	790,170	14,016	3.58%	733,121	14,005	3.83%
Non-interest-earning assets:
Cash and due from banks	16,166			15,446
Premises and equipment, net	7,766			8,100
Other real estate owned	807			1,160
Interest receivable and other assets	28,830			31,731
Total average assets	843,739			789,558

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	191,334	127	0.13%	162,996	182	0.22%
Savings and MMDA’s	223,655	304	0.27%	215,323	371	0.35%
Time, under $100,000	35,132	73	0.42%	37,769	106	0.56%
Time, $100,000 and over	55,466	142	0.52%	64,934	271	0.84%
FHLB advances and other borrowings	2	—	—%	6,923	141	4.08%
Total average interest-bearing liabilities	505,589	646	0.26%	487,945	1,071	0.44%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	244,915			205,122
Interest payable and other liabilities	7,644			6,948
Total liabilities	758,148			700,015
Total average stockholders’ equity	85,591			89,543
Total average liabilities and stockholders’ equity	$843,739			$789,558
Net interest income and net interest margin (3)		$13,370	3.41%		$12,934	3.54%

1.  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $661 and $454 for the six months ended June 30, 2013 and 2012, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $19,512,000 decrease in cash and cash equivalents, a $6,278,000 increase in investment securities available-for-sale, a $29,597,000 increase in net loans held-for-investment, a $3,172,000 decrease in loans held-for-sale, a $1,062,000 decrease in other real estate owned, and a $1,143,000 increase in interest receivable and other assets from December 31, 2012 to June 30, 2013.  The decrease in cash and cash equivalents was due to a decrease in interest bearing due from bank accounts, partially offset by an increase in non-interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of municipal bonds, agency bonds, and mortgage backed securities, partially offset by calls of agency and municipal bonds and amortization on mortgage backed securities.  The increase in loans held-for-investment was due to increases in the following loan categories as a result of increased loan demand:  commercial and industrial; equipment; financed equipment leases; consumer; real estate; real estate commercial and construction.  The increase in loans held-for-investment was partially offset by decreases in the following loan categories:  agricultural; true equipment leases; home equity lines.  The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The decrease in other real estate owned was due to the sale of three other real estate owned properties.  The increase in interest receivable and other assets was mainly due to increases in accrued income on loans, income taxes receivable, cash surrender value of bank owned life insurance, unamortized loan costs, and mortgage servicing asset, which was partially offset by decreases in accrued income on securities, housing tax credits, prepaid expenses, sold loan settlement, and suspense & holdovers.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $23,471,000 from December 31, 2012 to June 30, 2013.  The increase in deposits was due to increases in demand deposits, interest-bearing transaction deposits, and savings accounts, which was partially offset by decreases in money market accounts and time deposits.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the six-month period ended June 30, 2013.

Interest income on loans for the six-month period ended June 30, 2013 was up 1.4% from the same period in 2012, increasing from $12,034,000 to $12,205,000 and was up 3.1% for the three-month period ended June 30, 2013 over the same period in 2012, increasing from $6,044,000 to $6,234,000.  The increase in interest income on loans for the six-month period ended June 30, 2013 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 15 basis point decrease in loan yields.  The increase in interest income on loans for the three-month period ended June 30, 2013 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 13 basis point decrease in loan yields.  The decrease in loan yields was primarily due to repricing of loans at lower rates.

Interest income on investment securities available-for-sale for the six-month period ended June 30, 2013 was down 13.8% from the same period in 2012, decreasing from $1,785,000 to $1,539,000 and was down 17.2% for the three-month period ended June 30, 2013 over the same period in 2012, decreasing from $901,000 to $746,000.  The decrease in interest income on investment securities for the six-month and three-month periods ended June 30, 2013 as compared to the same periods a year ago was primarily due to a 39 basis point decrease in investment securities yields, partially offset by an increase in average investment securities.  The decrease in investment securities yields was primarily due to reinvestment of cash flows from the securities portfolio at lower rates and purchases of securities at lower rates.

Interest income on interest-bearing due from banks for the six-month period ended June 30, 2013 was up 21.8% from the same period in 2012, increasing from $174,000 to $212,000 and was up 12.6% for the three-month period ended June 30, 2013 over the same period in 2012, increasing from $95,000 to $107,000.  The increase in interest income on interest-bearing due from banks for the six-month period ended June 30, 2013 as compared to the same period a year ago was due to an increase in average interest-bearing due from banks and a 1 basis point increase in interest bearing due from banks yield.  The increase in interest income on interest-bearing due from banks for the three-month period ended June 30, 2013 as compared to the same period a year ago was due to an increase in average interest-bearing due from banks, offset by a 3 basis point decrease in interest bearing due from banks yield.

The Company had no Federal Funds sold balances during the three-month and six-month periods ended June 30, 2013 and June 30, 2012.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first six months of 2013 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2013 was down 39.7% from the same period in 2012, decreasing from $1,071,000 to $646,000 and was down 38.5% for the for the three-month period ended June 30, 2013 over the same period in 2012, from $507,000 to $312,000.  The decrease in interest expense during the six-month period ended June 30, 2013 was due to an 18 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in interest expense during the three-month period ended June 30, 2013 was due to a 17 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The Company had no FHLB advances and related interest expense during the three-month and six-month periods ended June 30, 2013.  Interest expense on FHLB advances, included in interest expense on deposits and other borrowings, for the three-month and six-month periods ended June 30, 2013 was $69,000 and $141,000, respectively.

Provision for Loan Losses

There was a provision for loan losses of $800,000 for the six-month period ended June 30, 2013 compared to a provision for loan losses of $1,226,000 for the same period in 2012.  There was a provision for loan losses of $400,000 for the three-month period ended June 30, 2013 compared to a provision for loan losses of $676,000 for the same period in 2012.  The allowance for loan losses was approximately $8,726,000, or 1.83% of total loans, at June 30, 2013 compared to $8,554,000, or 1.91% of total loans, at December 31, 2012.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three-month and six-month periods in 2013 was primarily due to decreased net charge-offs, partially offset by increased loan volumes compared to the same periods in 2012.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three-month and six-month periods ended June 30, 2013 and June 30, 2012.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 15.8% for the six-month period ended June 30, 2013 from the same period in 2012, increasing from $4,466,000 to $5,170,000.

This increase was primarily due to increases in gains on sales of loans held-for-sale, investment and brokerage services income, loan servicing income, fiduciary activities income, and signature based transaction fees, which was partially offset by decreases in service charges on deposit accounts, gains on sales of other real estate owned, mortgage brokerage income, and ATM fees.  The increase in gains on sales of loans held-for-sale was due to increased sales volume of loans held-for-sale.  The increase in investment and brokerage services income and fiduciary activities income was primarily due to an increase in the demand for those services.  The increase in loan servicing income was primarily due to an increase in mortgage servicing assets booked and the reversal of mortgage servicing impairment expense.  The increase in signature based transaction fees was primarily due to an increase in the volume of transactions.  The decrease in service charges on deposit accounts was primarily due to a decrease in service charges on checking accounts.  The decrease in gains on sales of other real estate owned was primarily due to decreased sales values of other real estate owned.  The decrease in mortgage brokerage income was primarily due to a decrease in the demand for those services.  The decrease in ATM fees was primarily due to a decrease in the volume of transactions.

Other operating income was up 8.9% for the three-month period ended June 30, 2013 from the same period in 2012, increasing from $2,341,000 to $2,549,000.

This increase was primarily due to increases in investment and brokerage services income, loan servicing income, fiduciary activities income, and signature based transaction fees, which was partially offset by decreases in service charges on deposit accounts, gains on sales of other real estate owned, gains on sales of loans held-for-sale, mortgage brokerage income, and ATM fees.  The increase in investment and brokerage services income and fiduciary activities income was primarily due to an increase in the demand for those services.  The increase in loan servicing income was primarily due to an increase in mortgage servicing assets booked and the reversal of mortgage servicing impairment expense.  The increase in signature based transaction fees was primarily due to an increase in the volume of transactions.  The decrease in service charges on deposit accounts was primarily due to a decrease in service charges on checking accounts.  The decrease in gains on sales of other real estate owned was primarily due to decreased sales values of other real estate owned.  The decrease in gains on sales of loans held-for-sale was due to decreased sales volume of loans held-for-sale.  The decrease in mortgage brokerage income was primarily due to a decrease in the demand for those services.  The decrease in ATM fees was primarily due to a decrease in the volume of transactions.

Other Operating Expenses

Total other operating expenses were up 4.5% for the six-month period ended June 30, 2013 from the same period in 2012, increasing from $13,018,000 to $13,605,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment expense, data processing, stationery and supplies, and other expenses, which was partially offset by decreases in advertising and other real estate owned expense and impairment.  The increase in salaries and employee benefits was primarily due to increases in regular salaries, commissions, and profit sharing expense.  The increase in occupancy and equipment expense was primarily due to increases in building maintenance and service contracts, which was partially offset by an increase in solar utility rebates.  The increase in data processing was primarily due to increases in contract pricing.  The increase in other expenses was primarily due to an increase in FDIC assessments, accounting and audit fees, and consulting fees, which was partially offset by decreases in legal fees, loan origination expense, computer software depreciation, sundry losses, and loan collection expense.  The decrease in advertising was due to decreases in printed materials and related costs.  The decrease in other real estate owned expense and impairment was due to a decrease in write-downs and maintenance expense.

Total other operating expenses were up 5.0% for the three-month period ended June 30, 2013 from the same period in 2012, increasing from $6,526,000 to $6,851,000.

The increase was primarily due to increases in salaries and employee benefits, stationery and supplies, advertising, and other expenses, which was partially offset by decreases in data processing and other real estate owned expense and impairment.  The increase in salaries and employee benefits was primarily due to increases in regular salaries and profit sharing expense, which was partially offset by a decrease in contingent compensation.  The increase in advertising was due to increases in printed materials and related costs.  The increase in other expenses was primarily due to an increase in FDIC assessments, legal fees, accounting and audit fees, consulting fees, telephone expense, public relations, and loan origination expense, which was partially offset by decreases in computer software depreciation and loan collection expense.  The decrease in data processing was primarily due to decreases in contract pricing.  The decrease in other real estate owned expense and impairment was due to a decrease in write-downs and maintenance expense.

The following table sets forth other miscellaneous operating expenses by category for the three-month and six-month periods ended June 30, 2013 and 2012.

	(in thousands)

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Other miscellaneous operating expenses
FDIC assessments	$151	$93	$300	$274
Contributions	32	32	50	52
Legal fees	57	47	82	127
Accounting and audit fees	90	81	168	146
Consulting fees	155	137	389	225
Postage expense	93	99	173	168
Telephone expense	65	41	94	98
Public relations	58	51	96	94
Training expense	25	30	64	55
Loan origination expense	148	127	259	288
Computer software depreciation	27	37	60	76
Sundry losses	26	24	17	41
Loan collection expense	16	54	32	111
Other miscellaneous expense	387	335	733	690

Total other miscellaneous operating expenses	$1,330	$1,188	$2,517	$2,445

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the six months ended June 30, 2013, the Company’s expense for income taxes increased $473,000 from the same period last year, from $857,000 to $1,330,000.

In the three months ended June 30, 2013, the Company’s expense for income taxes increased $218,000 from the same period last year, from $473,000 to $691,000.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2013	December 31, 2012

Undisbursed loan commitments	$168,213	$159,329
Standby letters of credit	1,893	2,376
Commitments to sell loans	3,597	7,480
	$173,703	$169,185

The reserve for unfunded lending commitments amounted to $793,000 at June 30, 2013 and December 31, 2012, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Consolidated Balance Sheets.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2013 and December 31, 2012.

	At June 30, 2013			At March 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,379	$—	$2,379	$1,940	$—	$1,940
Residential construction	104	—	104	—	—	—
Commercial real estate	2,467	88	2,379	1,840	—	1,840
Agriculture	—	—	—	—	—	—
Commercial	2,612	—	2,612	2,747	46	2,701
Consumer	215	42	173	282	46	236
Total non-accrual loans	$7,777	$130	$7,647	$6,809	$92	$6,717

	At December 31, 2012
	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,095	$—	$2,095
Residential construction	—	—	—
Commercial real estate	1,879	—	1,879
Agriculture	—	—	—
Commercial	2,853	73	2,780
Consumer	441	50	391
Total non-accrual loans	$7,268	$123	$7,145

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

Non-accrual loans amounted to $7,777,000 at June 30, 2013 and were comprised of eight residential mortgage loans totaling $2,379,000, two residential construction loans totaling $104,000, six commercial real estate loans totaling $2,467,000, eight commercial loans totaling $2,612,000 and four consumer loans totaling $215,000.  Non-accrual loans amounted to $7,268,000 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095,000, five commercial real estate loans totaling $1,879,000, eleven commercial loans totaling $2,853,000 and seven consumer loans totaling $441,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of June 30, 2013, totaled approximately $4,723,000 or 61% of total non-accrual loans and consisted of two commercial real estate loans totaling $1,663,000, supported by commercial properties located within the Company’s market area, two residential mortgage loans totaling $1,398,000, supported by residential properties located within the Company’s market area and one commercial and industrial loan totaling $1,662,000, supported by the business assets of the borrower.  The collateral securing these loans is generally appraised every six months.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at June 30, 2013 and December 31, 2012 consisting of loans on non-accrual status totaled $7,777,000 and $7,268,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $6,888,000 and $6,113,000 at June 30, 2013 and December 31, 2012, respectively.  Performing impaired loans at June 30, 2013 consist of loans modified as troubled debt restructurings totaling $6,815,000 and other impaired loans totaling $73,000 which the Company expects to collect all principal and interest due and are performing satisfactorily.  Additionally, these loans are not on non-accrual status.  The majority of the non-performing impaired loans were in management's opinion adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $560,000, or 6.8% to $7,647,000 during the first six months of 2013.  Non-performing assets, net of guarantees, represent 0.9% of total assets at June 30, 2013.

	At June 30, 2013			At March 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$7,777	$130	$7,647	$6,809	$92	$6,717
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	7,777	130	7,647	6,809	92	6,717
Other real estate owned	—	—	—	1,062	—	1,062
Total non-performing assets	7,777	130	7,647	7,871	92	7,779

Non-performing loans to total loans			1.6%			1.5%
Non-performing assets to total assets			0.9%			0.9%
Allowance for loan and lease losses to non-performing loans			114.1%			131.7%

	At December 31, 2012
	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$7,268	$123	$7,145
Loans 90 days past due and still accruing	—	—	—

Total non-performing loans	7,268	123	7,145
Other real estate owned	1,062	—	1,062
Total non-performing assets	8,330	123	8,207

Non-performing loans to total loans			1.6%
Non-performing assets to total assets			1.0%
Allowance for loan and lease losses to non-performing loans			119.7%

The Company had no loans 90 days past due and still accruing at June 30, 2013 and December 31, 2012.

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

OREO amounted to $0 and $1,062,000 as of June 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the Allowance for Loan Losses of the Company during the six-month periods ended June 30, 2013 and 2012, and for the year ended December 31, 2012.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2013	2012	2012

Balance at beginning of period	$8,554	$10,408	$10,408
Provision for loan losses	800	1,226	3,276
Loans charged-off:
Commercial	(112)	(1,079)	(3,498)
Commercial Real Estate	(3)	(342)	(375)
Agriculture	(1)	(115)	(116)
Residential mortgage	(333)	(31)	(864)
Residential construction	(127)	(161)	(167)
Consumer loans to individuals	(376)	(634)	(875)

Total charged-off	(952)	(2,362)	(5,895)

Recoveries:
Commercial	124	237	306
Commercial Real Estate	51	—	—
Agriculture	3	3	4
Residential mortgage	12	—	—
Residential construction	43	224	341
Consumer loans to individuals	91	48	114

Total recoveries	324	512	765

Net charge-offs	(628)	(1,850)	(5,130)

Balance at end of period	$8,726	$9,784	$8,554

Ratio of net charge-offs to average loans outstanding
during the period (annualized)	(0.28%)	(0.85%)	(1.18%)
Allowance for loan losses
To total loans at the end of the period	1.83%	2.19%	1.91%
To non-performing loans, net of guarantees at the end of the period	114.1%	107.5%	119.7%

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2013, the Company had the following deposit mix: 28.8% in savings and MMDA deposits, 11.9% in time deposits, 26.1% in interest-bearing transaction deposits and 33.2% in non-interest-bearing transaction deposits.  At December 31, 2012, the Company had the following deposit mix: 30.5% in savings and MMDA deposits, 12.6% in time deposits, 25.3% in interest-bearing transaction deposits and 31.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2013 and December 31, 2012 are summarized as follows:

	(in thousands)
	June 30, 2013	December 31, 2012
Three months or less	$13,930	$17,159
Over three to twelve months	29,794	30,361
Over twelve months	11,372	8,953
Total	$55,096	$56,473

The decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 62.5% on June 30, 2013.  In addition, on June 30, 2013, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $1,955,000 in securities due within one year or less; and $29,193,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $37,000,000 at June 30, 2013.  Additionally, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at June 30, 2013 of $148,088,000; credit availability is subject to certain collateral requirements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2013, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2013.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$75,822	9.01%	5.0%
Tier 1 Risk-Based	$75,822	14.45%	6.0%
Total Risk-Based	$82,416	15.71%	10.0%

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as First Northern Bank, will become subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. We are currently evaluating the impact of these changes on our future regulatory capital position.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2013, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2013.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

Except as disclosed below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, entitled “Risk Factors.”

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

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as First Northern Bank, will become subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. We are currently evaluating the impact of these changes on our future regulatory capital position.

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

Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, prospects, results of operations and financial condition.

Refer to “Supervision and Regulation” in Item 1 of our Annual Report on Form 10-K for the year-ended December 31, 2012 for discussion of certain existing and proposed laws and regulations that may affect our business.

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board.  The Bank is generally adversely affected by declining interest rates.  For the past several years, the Federal Reserve Board has pursued a variety of monetary measures aimed at sustaining a very low interest-rate environment in the U.S. in order to stimulate economic growth. In late 2012, the Federal Reserve Board indicated that it expected a very low target range for the federal funds rate as long as the unemployment rate remained above 6.5% and projected near-term and longer term inflation remained modest.  It further indicated that this guidance was consistent with its earlier expectation of exceptionally low levels for the federal funds rate through at least mid-2015.  More recently, the Federal Reserve Board has indicated that, while it expects to continue its highly accommodative monetary policies for the time being, if economic conditions in the U.S., including employment levels, continue to improve, it may be appropriate for the Federal Reserve Board to begin later in 2013 to ease certain aspects of its monetary policies, including reducing its levels of purchases of long-term U.S. Treasury and agency securities.  We cannot predict with any certainty whether or to what extent these developments may occur.  While the historically low interest rate environment has placed negative pressure on the net interest margins of banks in the U.S., including our Bank, increases in interest rates can also have certain negative effects, including a possible reduction in the level of loan refinancing activity, which could impact the amount of prepayment penalty income we receive on loans we hold, possible difficulties for borrowers of variable rate loans to service their loan obligations, and possible negative impacts on the value of our investment securities portfolio.  Also, residential mortgage borrowers with little or no equity in their residences may be encouraged to default on their loans in a rising rate environment.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Bank’s business, financial condition, and results of operations.

In the future the Company may be required to recognize impairment with respect to investment securities

The Company’s securities portfolio contains mortgage-backed securities and currently includes securities with unrecognized losses.  The Company may continue to observe declines in the fair market value of these securities.  Management evaluates the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles.  During the three-month and six-month periods ended June 30, 2013, the Company incurred a net increase in unrealized loss of approximately $3,813,000 and $4,084,000, respectively, in the Company’s investment portfolio, resulting in comprehensive loss, net of tax of $2,287,000 and $2,450,000, respectively, recognized in the Consolidated Statements of Comprehensive (Loss) Income.  The net increase in unrealized loss is due to increases in long-term market rates of U.S. Treasury securities.  There can be no assurance that future evaluations of the securities portfolio will not require us to recognize impairment charges with respect to these and other holdings.

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

101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 8, 2013	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)