Form 10-Q
period 2013-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2013-11-07
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares of Common Stock outstanding as of November 7, 2013 was 9,478,300.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

 ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except shares and share amounts)	2013	2012

Assets

Cash and cash equivalents	$149,944	$161,359
Investment securities – available-for-sale	187,007	184,491
Loans, net of allowance for loan losses of $8,792 at September 30, 2013
and $8,554 at December 31, 2012	497,256	440,449
Loans held-for-sale	1,791	4,559
Stock in Federal Home Loan Bank and other equity securities, at cost	3,717	3,607
Premises and equipment, net	7,519	7,839
Other real estate owned	—	1,062
Interest receivable and other assets	28,786	28,117

Total Assets	$876,020	$831,483

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$258,352	$230,743
Interest-bearing transaction deposits	199,303	184,900
Savings and MMDA's	237,342	223,078
Time, under $100,000	34,011	35,617
Time, $100,000 and over	54,506	56,473
Total deposits	783,514	730,811

Interest payable and other liabilities	8,849	8,347

Total Liabilities	792,363	739,158

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 12,847 shares issued and 12,847 shares outstanding at September 30, 2013 and 22,847 shares issued and outstanding at December 31, 2012	12,847	22,847
Common stock, no par value; 16,000,000 shares authorized;
9,478,300 shares issued and outstanding at September 30, 2013 and 9,272,668 shares issued and outstanding at December 31, 2012	64,460	63,410
Additional paid-in capital	977	977
Retained earnings	6,510	3,917
Accumulated other comprehensive (loss) income, net	(1,137)	1,174
Total Stockholders’ Equity	83,657	92,325

Total Liabilities and Stockholders’ Equity	$876,020	$831,483

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(in thousands, except per share amounts)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest and dividend income:
Loans	$6,466	$6,211	$18,671	$18,245
Due from banks interest bearing accounts	103	77	315	251
Investment securities
Taxable	621	756	1,961	2,334
Non-taxable	99	103	298	310
Other earning assets	46	5	106	17
Total interest and dividend income	7,335	7,152	21,351	21,157
Interest expense:
Deposits	306	375	952	1,305
Other borrowings	—	—	—	141
Total interest expense	306	375	952	1,446
Net interest income	7,029	6,777	20,399	19,711
Provision for loan losses	—	825	800	2,051
Net interest income after provision for loan losses	7,029	5,952	19,599	17,660
Other operating income:
Service charges on deposit accounts	606	697	1,876	2,023
Gains on sales of other real estate owned	—	—	1	17
Gains on sales of loans held-for-sale	129	510	1,121	1,410
Investment and brokerage services income	295	258	958	761
Mortgage brokerage income	28	28	63	74
Loan servicing income	490	67	1,203	351
Fiduciary activities income	136	133	465	361
ATM fees	67	107	219	365
Signature based transaction fees	337	283	966	797
Gains on calls of available-for-sale securities	—	—	4	1
Other income	185	223	567	612
Total other operating income	2,273	2,306	7,443	6,772
Other operating expenses:
Salaries and employee benefits	4,422	3,901	12,630	11,625
Occupancy and equipment	757	665	2,289	2,149
Data processing	414	400	1,258	1,220
Stationery and supplies	92	92	281	263
Advertising	76	69	263	273
Directors’ fees	54	56	161	166
Other real estate owned (income) expense and impairment	(10)	3	11	63
Other expense	1,120	1,284	3,637	3,729
Total other operating expenses	6,925	6,470	20,530	19,488
Income before income tax expense	2,377	1,788	6,512	4,944
Income tax expense	1,004	584	2,334	1,441

Net income	$1,373	$1,204	$4,178	$3,503

Preferred stock dividends	$(162)	$(286)	$(534)	$(857)
Net income available to common shareholders	$1,211	$918	$3,644	$2,646

Basic income per share	$0.13	$0.10	$0.39	$0.28
Diluted income per share	$0.13	$0.10	$0.39	$0.28

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$1,373	$1,204	$4,178	$3,503
Other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax effect of $93 and $295 for the three-month periods ended September 30, 2013 and September 30, 2012, respectively, and $(1,539) and $861 for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively	139	445	(2,309)	1,292
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $0 for the three-month periods ended September 30, 2013 and September 30, 2012, and $(2) and $0 for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively	—	—	(2)	(1)
Other comprehensive (loss) income	$139	$445	$(2,311)	$1,291

Comprehensive income	$1,512	$1,649	$1,867	$4,794

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	(Loss) Income	Total

Balance at December 31, 2012	22,847	$22,847	9,272,668	$63,410	$977	$3,917	$1,174	$92,325

Net income						4,178		4,178

Other comprehensive loss							(2,311)	(2,311)

Redemption of preferred stock	(10,000)	(10,000)						(10,000)
2% stock dividend			185,291	1,047		(1,047)		—
Dividend on preferred stock						(534)		(534)
Cash in lieu of fractional shares			(159)			(4)		(4)
Stock-based compensation				109				109
Tax deficiency related to expired, vested non-qualified stock options				(106)				(106)
Common shares issued related to restricted stock grants, net			20,500		`			—

Balance at September 30, 2013	12,847	$12,847	9,478,300	$64,460	$977	$6,510	$(1,137)	$83,657

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows From Operating Activities
Net Income	$4,178	$3,503
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	526	518
Accretion and amortization of investment securities premiums and discounts, net	2,656	2,452
Valuation adjustment on mortgage servicing rights	(536)	141
Decrease in deferred loan origination fees and costs, net	(313)	(575)
Provision for loan losses	800	2,051
Stock plan accruals	109	87
Gains on calls of available-for-sale securities	(4)	(1)
Gains on sales of other real estate owned	(1)	(17)
Impairment on other real estate owned	10	16
Gains on sales of loans held-for-sale	(1,121)	(1,410)
Proceeds from sales of loans held-for-sale	61,014	59,496
Originations of loans held-for-sale	(57,125)	(61,183)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	1,302	1,417
Increase in interest payable and other liabilities	502	495
Net cash provided by operating activities	11,997	6,990

Cash Flows From Investing Activities
Net increase in investment securities	(9,020)	(23,001)
Net increase in loans	(56,754)	(15,465)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(110)	(532)
Proceeds from sale of other real estate owned	513	2,402
Purchases of premises and equipment, net	(206)	(393)
Net cash used in investing activities	(65,577)	(36,989)

Cash Flows From Financing Activities
Net increase in deposits	52,703	26,899
Redemption of preferred stock	(10,000)	—
Net decrease in FHLB advances and other borrowings	—	(7,000)
Cash dividends paid in lieu of fractional shares	(4)	(3)
Cash dividends paid on preferred stock	(534)	(857)
Net cash provided by financing activities	42,165	19,039

Net decrease in Cash and Cash Equivalents	(11,415)	(10,960)
Cash and Cash Equivalents, beginning of period	161,359	140,172
Cash and Cash Equivalents, end of period	$149,944	129,212

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$962	$1,477
Income Taxes	$1,260	$1,294
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$1,047	$451
Tax deficiency related to expired, vested non-qualified stock options	$(106)	$—
Transfer of loans held-for-investment to other real estate owned	$—	$1,975
Financed sale of other real estate owned	$(540)	$—
Unrealized holding (losses) gains on available for sale securities, net of taxes	$(2,311)	$1,291
See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012 and December 31, 2012

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

In July 2013, FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this ASU provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption and retrospective application is permitted.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	September 30, 2013	December 31, 2012

Commercial	$106,751	$88,810
Commercial Real Estate	230,284	188,426
Agriculture	49,657	52,747
Residential Mortgage	52,844	51,266
Residential Construction	9,554	7,586
Consumer	55,870	59,393

	504,960	448,228
Allowance for loan losses	(8,792)	(8,554)
Net deferred origination fees and costs	1,088	775

Loans, net	$497,256	$440,449

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

As of September 30, 2013, approximately 46% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of construction and land development loans and loans secured by commercial properties.  Approximately 10% in principal amount of the Company’s loans were residential mortgage loans.  Approximately 2% in principal amount of the Company’s loans were residential construction loans.  Approximately 10% in principal amount of the Company’s loans were for agriculture and 21% in principal amount of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 11% in principal amount of the Company’s loans were consumer loans.

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

At September 30, 2013 and December 31, 2012, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of September 30, 2013 and December 31, 2012 were as follows:

($ in thousands)	September 30, 2013	December 31, 2012

Commercial	$2,633	$2,853
Commercial Real Estate	1,943	1,879
Residential Mortgage	2,216	2,095
Residential Construction	99	—
Consumer	231	441

	$7,122	$7,268

Non-accrual loans amounted to $7,122,000 at September 30, 2013 and were comprised of seven residential mortgage loans totaling $2,216,000, two residential construction loans totaling $99,000, five commercial real estate loans totaling $1,943,000, nine commercial loans totaling $2,633,000 and five consumer loans totaling $231,000.  Non-accrual loans amounted to $7,268,000 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095,000, five commercial real estate loans totaling $1,879,000, eleven commercial loans totaling $2,853,000 and seven consumer loans totaling $441,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of September 30, 2013 and December 31, 2012 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
September 30, 2013
Commercial	$129	$145	$89	$363	$106,388	$106,751
Commercial Real Estate	341	51	531	923	229,361	230,284
Agriculture	—	—	—	—	49,657	49,657
Residential Mortgage	1,690	212	123	2,025	50,819	52,844
Residential Construction	40	9	—	49	9,505	9,554
Consumer	33	46	39	118	55,752	55,870
Total	$2,233	$463	$782	$3,478	$501,482	$504,960

December 31, 2012
Commercial	$2,255	$—	$170	$2,425	$86,385	$88,810
Commercial Real Estate	1,272	—	566	1,838	186,588	188,426
Agriculture	—	—	—	—	52,747	52,747
Residential Mortgage	570	103	335	1,008	50,258	51,266
Residential Construction	53	—	—	53	7,533	7,586
Consumer	8	747	126	881	58,512	59,393
Total	$4,158	$850	$1,197	$6,205	$442,023	$448,228

The Company had no loans 90 days or more past due and still accruing at September 30, 2013 and December 31, 2012.

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

Impaired loans, segregated by loan class, as of September 30, 2013 and December 31, 2012 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2013
Commercial	$3,724	$2,469	$941	$3,410	$107
Commercial Real Estate	3,081	1,943	1,135	3,078	20
Agriculture	—	—	—	—	—
Residential Mortgage	6,596	2,216	3,431	5,647	622
Residential Construction	1,129	99	856	955	252
Consumer	921	291	612	903	74
Total	$15,451	$7,018	$6,975	$13,993	$1,075

December 31, 2012
Commercial	$3,628	$2,769	$519	$3,288	$95
Commercial Real Estate	3,629	1,872	1,170	3,042	26
Agriculture	—	—	—	—	—
Residential Mortgage	5,831	1,860	2,963	4,823	417
Residential Construction	1,148	—	1,097	1,097	433
Consumer	1,416	502	629	1,131	101
Total	$15,652	$7,003	$6,378	$13,381	$1,072

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three-month periods ended September 30, 2013 and September 30, 2012 was as follows:

($ in thousands)	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,335	$10	$3,713	$8
Commercial Real Estate	3,341	22	5,019	23
Agriculture	—	—	449	—
Residential Mortgage	5,796	42	4,446	39
Residential Construction	961	10	1,137	12
Consumer	896	14	949	4
Total	$14,329	$98	$15,713	$86

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the nine-month periods ended September 30, 2013 and September 30, 2012 was as follows:

($ in thousands)	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,342	$29	$3,689	$28
Commercial Real Estate	3,180	65	4,745	68
Agriculture	—	—	1,517	—
Residential Mortgage	5,267	103	4,374	98
Residential Construction	1,027	33	1,178	38
Consumer	974	30	874	21
Total	$13,790	$260	$16,377	$253

None of the interest on impaired loans was recognized using a cash basis of accounting for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012.

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

The Company had $9,903,000 and $8,863,000 in TDR loans as of September 30, 2013 and December 31, 2012, respectively.  Specific reserves for TDR loans totaled $978,000 and $939,000 as of September 30, 2013 and December 31, 2012, respectively.  TDR loans performing in compliance with modified terms totaled $6,798,000 and $6,040,000 as of September 30, 2013 and December 31, 2012, respectively.  There are no commitments to advance more funds on existing TDR loans as of September 30, 2013.

Loans modified as troubled debt restructurings during the three-month periods ended September 30, 2013 and September 30, 2012 were as follows:

($ in thousands)	Three Months Ended September 30, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$149	$149
Consumer	3	233	233
Total	4	$382	$382

($ in thousands)	Three Months Ended September 30, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Consumer	2	$142	$142
Total	2	$142	$142

Loans modified as troubled debt restructurings during the nine-month periods ended September 30, 2013 and September 30, 2012 were as follows:

($ in thousands)	Nine Months Ended September 30, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$393	$393
Residential Mortgage	1	568	377
Consumer	3	233	233
Total	6	$1,194	$1,003

($ in thousands)	Nine months Ended September 30, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	4	$361	$361
Commercial Real Estate	1	1,188	1,188
Residential Mortgage	1	806	806
Consumer	6	572	572
Total	12	$2,927	$2,927

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a troubled debt restructuring within the previous 12 months for which there was a payment default during the three-month periods ended September 30, 2013 and September 30, 2012.  There were no loans modified as a troubled debt restructuring within the previous 12 months for which there was a payment default during the nine-month period ended September 30, 2013.  There was one commercial loan with a recorded investment of $136,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the nine-month period ended September 30, 2012.

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

The following table presents the risk ratings by loan class as of September 30, 2013 and December 31, 2012.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2013
Commercial	$97,650	$3,898	$5,203	$—	$—	$106,751
Commercial Real Estate	213,267	6,687	10,330	—	—	230,284
Agriculture	46,993	—	2,664	—	—	49,657
Residential Mortgage	48,650	796	3,398	—	—	52,844
Residential Construction	8,020	—	1,534	—	—	9,554
Consumer	49,360	4,214	2,296	—	—	55,870
Total	$463,940	$15,595	$25,425	$—	$—	$504,960

December 31, 2012
Commercial	$78,078	$4,393	$6,339	$—	$—	$88,810
Commercial Real Estate	170,676	9,049	8,701	—	—	188,426
Agriculture	49,613	172	2,962	—	—	52,747
Residential Mortgage	45,962	604	4,700	—	—	51,266
Residential Construction	5,512	1,212	862	—	—	7,586
Consumer	51,444	4,822	3,054	73	—	59,393
Total	$401,285	$20,252	$26,618	$73	$—	$448,228

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month and nine-month periods ended September 30, 2013.

Three-month period ended September 30, 2013
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June, 30, 2013	$2,869	$2,037	$748	$1,054	$503	$1,041	$474	$8,726
Provision for loan losses	191	309	(137)	(127)	(70)	126	(292)	—

Charge-offs	(1)	—	—	—	—	(115)	—	(116)
Recoveries	25	—	—	145	1	11	—	182
Net charge-offs	24	—	—	145	1	(104)	—	66
Balance as of September 30, 2013	$3,084	$2,346	$611	$1,072	$434	$1,063	$182	$8,792

Nine-month period ended September 30, 2013
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554
Provision for loan losses	149	575	(306)	100	(207)	342	147	800

Charge-offs	(113)	(3)	(1)	(333)	(127)	(491)	—	(1,068)
Recoveries	149	51	3	157	44	102	—	506
Net charge-offs	36	48	2	(176)	(83)	(389)	—	(562)
Balance as of September 30, 2013	$3,084	$2,346	$611	$1,072	$434	$1,063	$182	$8,792

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2013.

($ in thousands)	Commercial		Commercial Real Estate		Agriculture		Residential Mortgage		Residential Construction		Consumer		Unallocated		Total
Period-end amount allocated to:	$		$		$		$		$		$		$		$
Loans individually evaluated for impairment		107		20		—		622		252		74		—		1,075
Loans collectively evaluated for impairment		2,977		2,326		611		450		182		989		182		7,717
Ending Balance		$3,084		$2,346		$611		$1,072		$434		$1,063		$182		$8,792

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

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	152	19	—	497	563	86	—	1,317
Loans collectively evaluated for impairment	2,987	2,242	882	509	305	1,108	467	8,500
Ending Balance	$3,139	$2,261	$882	$1,006	$868	$1,194	$467	$9,817

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

The Company’s investment in loans as of September 30, 2013, September 30, 2012, and December 31, 2012 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2013
Loans individually evaluated for impairment	$3,410	$3,078	$—	$5,647	$955	$903	$13,993
Loans collectively evaluated for impairment	103,341	227,206	49,657	47,197	8,599	54,967	490,967
Ending Balance	$106,751	$230,284	$49,657	$52,844	$9,554	$55,870	$504,960

September 30, 2012
Loans individually evaluated for impairment	$3,604	$4,800	$—	$4,905	$1,147	$864	$15,320
Loans collectively evaluated for impairment	90,284	187,950	49,103	44,747	6,435	60,008	438,527
Ending Balance	$93,888	$192,750	$49,103	$49,652	$7,582	$60,872	$453,847

December 31, 2012
Loans individually evaluated for impairment	$3,288	$3,042	$—	$4,823	$1,097	$1,131	$13,381
Loans collectively evaluated for impairment	85,522	185,384	52,747	46,443	6,489	58,262	434,847
Ending Balance	$88,810	$188,426	$52,747	$51,266	$7,586	$59,393	$448,228

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2013 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of MSR as of September 30, 2013 were as follows:

September 30, 2013

Constant prepayment rate	11.27%
Discount rate	10.06%
Weighted average life (years)	6.37

At September 30, 2013, the Company had $1,791,000 of mortgage loans held-for-sale.  At September 30, 2013 and December 31, 2012, the Company serviced real estate mortgage loans for others of $247,242,000 and $235,561,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2013 and December 31, 2012.  Mortgage servicing rights are included in Interest Receivable and Other Assets in the consolidated balance sheets.

	(in thousands)
	December 31, 2012	Additions	Reductions	September 30, 2013

Mortgage servicing rights	$1,760	$543	$(339)	$1,964
Valuation allowance	(536)	—	536	—
Mortgage servicing rights, net of valuation allowance	$1,224	$543	$197	$1,964

The Company received contractually specified servicing fees of $155,000 and $142,000 for the three month periods ended September 30, 2013 and September 30, 2012, respectively.  The Company received contractually specified servicing fees of $462,000 and $414,000 for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

4.           OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 24, 2013, the Board of Directors of the Company declared a 2% stock dividend payable as of March 29, 2013.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the respective period.  Quarter-to-date diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding plus dilutive shares for the quarter.  Year-to-date diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding plus average dilutive shares year-to-date.  Diluted shares include all common stock equivalents (“in-the-money” stock options, unvested restricted stock, stock units, warrants and rights, convertible bonds and preferred stock), which reflects the potential dilution of securities that could share in the earnings of the Company.

The following table presents a reconciliation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2013 and 2012.

($ in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income	$1,373	$1,204	$4,178	$3,503
Preferred stock dividend	$(162)	$(286)	$(534)	$(857)
Net income available to common shareholders	$1,211	$918	$3,644	$2,646

Weighted average common shares outstanding	9,418,268	9,385,824	9,413,212	9,383,038
Basic EPS	$0.13	$0.10	$0.39	$0.28

Diluted earnings per share:
Net income	$1,373	$1,204	$4,178	$3,503
Preferred stock dividend	$(162)	$(286)	$(534)	$(857)
Net income available to common shareholders	$1,211	$918	$3,644	$2,646

Weighted average common shares outstanding	9,418,268	9,385,824	9,413,212	9,383,038

Effect of dilutive shares	37,730	25,827	33,881	25,754

Adjusted weighted average common shares outstanding	9,455,998	9,411,651	9,447,093	9,408,792
Diluted EPS	$0.13	$0.10	$0.39	$0.28

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 301,793 shares and 356,805 shares for the three-month periods ended September 30, 2013 and 2012, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 313,543 shares and 354,478 shares for the nine-month periods ended September 30, 2013 and 2012, respectively.  There were no non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect for the three-month periods ended September 30, 2013 and 2012.  Non-vested shares of restricted stock that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 2,769 shares and zero shares for the nine-month periods ended September 30, 2013 and 2012, respectively.

5.    STOCK PLANS

On January 24, 2013, the Board of Directors of the Company declared a 2% stock dividend payable as of March 29, 2013.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	357,493	$11.87

Granted	—	—

Expired	—	—

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	357,493	$11.87	$156,377	2.98

Exercisable (vested) at End of Period	311,503	$12.84	$81,822	2.16

The following table presents the activity related to stock options for the nine months ended September 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	383,045	$11.71

Granted	22,950	$5.88

Expired	(48,502)	$7.74

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	357,493	$11.87	$156,377	2.98

Exercisable (vested) at End of Period	311,503	$12.84	$81,822	2.16

The weighted average grant date fair value per share of options granted during the nine-month period ended September 30, 2013 was $2.75 per share.

As of September 30, 2013, there was $90,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.79 years.

There was $29,000 of recognized compensation cost related to stock options granted for the nine months ended September 30, 2013.

A summary of the weighted average assumptions used in valuing stock options during the three months and nine months ended September 30, 2013 is presented below.

	Three Months Ended	Nine months Ended
	September 30, 2013*	September 30, 2013
Risk Free Interest Rate	—	0.86%
Expected Dividend Yield	—	0.00%
Expected Life in Years	—	5
Expected Price Volatility	—	54.36%
    * There were no stock options granted during the three-month period ended September 30, 2013.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2013.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock outstanding at Beginning of Period	58,282	$5.00

Granted	1,500	$5.96

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—

Non-vested restricted stock outstanding at End of Period	59,782	$5.03	$411,898	8.15

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2013.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock outstanding at Beginning of Period	47,707	$4.53

Granted	20,880	$5.89

Cancelled / Forfeited	—	—
Exercised/Released/Vested	(8,805)	$4.37

Non-vested restricted stock outstanding at End of Period	59,782	$5.03	$411,898	8.15

The weighted average fair value of restricted stock granted during the three and nine month periods ended September 30, 2013 was $5.96 and $5.89 per share, respectively.

As of September 30, 2013, there was $172,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.76 years.

There was $54,000 of recognized compensation cost related to restricted stock awards for the nine months ended September 30, 2013.

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

As of September 30, 2013, there was $8,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $26,000 of recognized compensation cost related to ESPP issuances for the nine-month period ended September 30, 2013.

The weighted average fair value at issuance date during the nine-month period ended September 30, 2013 was $1.18.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months and nine months ended September 30, 2013 is presented below.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Risk Free Interest Rate	0.19%	0.19%
Expected Dividend Yield	0.00%	0.00%
Expected Life in Years	1.00	1.00
Expected Price Volatility	20.00%	20.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At September 30, 2013 there were no loans held-for-sale that required a write-down.

Impaired Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Inputs include external appraised values, management assumptions regarding market trends or other relevant factors, selling and commission costs ranging from 6% to 7%, and amount and timing of cash flows based upon current discount rates.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

At September 30, 2013, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Loan Servicing Rights

Loan servicing rights are subject to impairment testing.  The Company utilizes a third party service provider to calculate the fair value of the Company’s loan servicing rights.  Loan servicing rights are measured at fair value as of the date of sale.  The Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the loan servicing rights, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  At September 30, 2013, the discount rate and constant prepayment rate used in measuring the fair value of the Company’s loan servicing rights was 10.06% and 11.27%, respectively.

The model used to calculate the fair value of the Company’s loan servicing rights is periodically validated by an independent external model validation group.  The model assumptions and the loan servicing rights fair value estimates are also compared to observable trades of similar portfolios as well as to loan servicing rights broker valuations and industry surveys, as available.  If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model.  As such, the Company classifies loan servicing rights subjected to non-recurring fair value adjustments as Level 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013.
	(in thousands)
September 30, 2013	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$1,001	$1,001	$—	$—
Securities of U.S. government
agencies and corporations	58,900	—	58,900	—
Obligations of states and
political subdivisions	27,317	—	27,317	—
Collateralized mortgage obligations	5,861	—	5,861
Mortgage-backed securities	93,928	—	93,928	—

Total investments at fair value	$187,007	$1,001	$186,006	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.
	(in thousands)
December 31, 2012	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$1,005	$1,005	$—	$—
Securities of U.S. government
agencies and corporations	28,305	—	28,305	—
Obligations of states and
political subdivisions	28,786	—	28,786	—
Collateralized mortgage obligations	8,278	—	8,278
Mortgage-backed securities	118,117	—	118,117	—

Total investments at fair value	$184,491	$1,005	$183,486	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2013.

	(in thousands)
September 30, 2013	Total	Level 1	Level 2	Level 3
Impaired loans	$989	$—	$—	$989
Loan servicing rights	1,964	—	—	1,964

Total assets at fair value	$2,953	$—	$—	$2,953

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2012.

	(in thousands)
December 31, 2012	Total	Level 1	Level 2	Level 3
Impaired loans	$2,513	$—	$—	$2,513
Other real estate owned	1,062	—	—	1,062
Loan servicing rights	1,224	—	—	1,224

Total assets at fair value	$4,799	$—	$—	$4,799

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2013 and December 31, 2012.

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

Other Equity Securities

The carrying amounts reported in the consolidated balance sheet are reflected at cost, which approximates fair value.  The Company believes the measurement of the fair value of other equity securities is derived from Level 2 inputs.

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

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2013 and December 31, 2012 are approximately as follows:

		September 30, 2013		December 31, 2012
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$149,944	$149,944	$161,359	$161,359
Other equity securities	2	3,717	3,717	3,607	3,607
Loans receivable:
Net loans	3	497,256	494,200	440,449	437,818
Loans held-for-sale	2	1,791	1,803	4,559	4,704
Interest receivable	2	2,762	2,762	2,542	2,542
Financial liabilities:
Deposits	3	783,514	771,675	730,811	720,690
Interest payable	2	84	84	94	94

9.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2013 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$999	$2	$—	$1,001
Securities of U.S. government agencies and corporations	60,025	26	(1,151)	58,900
Obligations of states and political subdivisions	27,182	568	(433)	27,317
Collateralized mortgage obligations	5,845	20	(4)	5,861
Mortgage-backed securities	93,751	601	(424)	93,928

Total debt securities	$187,802	$1,217	$(2,012)	$187,007

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

There were no proceeds from sales of available-for-sale securities for the nine-month and three-month periods ended September 30, 2013 and September 30, 2012.  Gross realized gains from calls of available-for-sale securities were $4 and $0 for the nine-month and three-month periods ended September 30, 2013, respectively. Gross realized gains from calls of available-for-sale securities were $1 and $0 for the nine-month and three-month periods ended September 30, 2012, respectively.  There were no gross realized losses from sales of available-for-sale securities for the nine-month and three-month periods ended September 30, 2013 and September 30, 2012.

The amortized cost and estimated market value of debt and other securities at September 30, 2013, by contractual and expected maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$14,628	$14,666
Due after one year through five years	126,760	126,636
Due after five years through ten years	39,930	39,212
Due after ten years	6,484	6,493

	$187,802	$187,007

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities with expected maturities totaling $91,963,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2013, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$47,358	$(1,151)	$—	$—	$47,358	$(1,151)
Obligations of states and political subdivisions	10,243	(433)	—	—	10,243	(433)

Collateralized mortgage obligations	1,880	(4)	—	—	1,880	(4)
Mortgaged-backed securities	38,556	(402)	801	(22)	39,357	(424)

Total	$98,037	$(1,990)	$801	$(22)	$98,838	$(2,012)

No decline in value was considered “other-than-temporary” during 2013.  Seventy-four securities, all considered investment grade, which had a fair value of $98,037,000 and a total unrealized loss of $1,990,000 have been in an unrealized loss position for less than twelve months as of September 30, 2013.  One security, considered investment grade, which had a fair value of $801,000 and a total unrealized loss of $22,000 had been in an unrealized loss position for more than twelve months as of September 30, 2013.  The declines in fair value were primarily attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $29,482,000 and $32,227,000 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive (loss) income for the three-month period ended September 30, 2013.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive (Loss) Income
Balance as of June 30, 2013	$(616)	$(660)	$(1,276)
Current period other comprehensive income	139	—	139
Balance as of September 30, 2013	$(477)	$(660)	$(1,137)

The following table details activity in accumulated other comprehensive income for the nine-month period ended September 30, 2013.

($ in thousands)	Unrealized Gains on Securities	Directors’ and officers’ retirement plans	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2012	$1,834	$(660)	$1,174
Current period other comprehensive loss	(2,311)	—	(2,311)
Balance as of September 30, 2013	$(477)	$(660)	$(1,137)

During the nine-month period ended September 30, 2013, the Company incurred a net increase in unrealized loss of approximately $3,852,000, in the Company’s investment portfolio, resulting in comprehensive loss, net of tax of $2,311,000, recognized in the Consolidated Statements of Comprehensive Income.  The net increase in unrealized loss is due to increases in intermediate to long-term market rates of U.S. Treasury securities.

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2013	December 31, 2012

Undisbursed loan commitments	$172,755	$159,329
Standby letters of credit	2,387	2,376
Commitments to sell loans	1,977	7,480

	$177,119	$169,185

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2013, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At September 30, 2013, there was $2,387,000 issued in performance standby letters of credit and the Bank carried no liability.  The Bank has experienced no draws on these letters of credit; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at September 30, 2013, which is recorded in “interest payable and other liabilities” on the Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2013, the Company had no off-balance sheet derivatives requiring additional disclosure.

Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards.  In the past two years, the number of loans the Company has had to repurchase due to deficiencies in underwriting or loan documentation is not significant.  Management believes that any liabilities that may result from such recourse provisions are not significant.

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2012 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.
This report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “strive,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.
In this document and in other SEC filings or other public statements, for example we make forward-looking statements relating to the following topics, among others:
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

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal or regulatory actions

•	We do not expect draws on performance letters of credit

•	Our regulatory capital requirements, including the recently adopted capital rules by the U.S. federal banking agencies

•	We do not anticipate paying a cash dividend in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grading

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	The Company does not anticipate any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, yields and projected results

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

Significant results and developments during the third quarter and year-to-date 2013 include:

• Net income of $4.2 million for the nine months ended September 30, 2013, up 20.0% from $3.5 million for the same fiscal period last year.

• Net income available to common shareholders of $3.6 million for the nine months ended September 30, 2013, up 38.5% from $2.6 million for the same fiscal period last year.

• Diluted income per share for the nine-month period ended September 30, 2013 was $0.39, up 39.3% from diluted income per share of $0.28 in the same period last year.

• Net interest income increased in the nine months ended September 30, 2013 by $688,000, or 3.5%, to $20.4 million from $19.7 million in the same period last year.  The increase in net interest income was primarily attributable to an increase in interest income on loans and a decrease in interest costs.  The increase in interest income on loans is primarily due to an increase in average loans, partially offset by a decrease in interest yield.  The decrease in interest costs is primarily attributable to a decrease in the Company’s average cost of funds, partially offset by an increase in average interest-bearing deposits.  Net interest margin decreased from 3.57% for the nine-month period ending September 30, 2012 to 3.42% for the same period ending September 30, 2013.

• Provision for loan losses of $0.8 million for the nine-month period ended September 30, 2013 compared to a provision for loan losses of $2.1 million for the same period in 2012.

• Total assets at September 30, 2013 were $876.0 million, an increase of $44.5 million, or 5.4%, compared to total assets at December 31, 2012.

• Total net loans at September 30, 2013 (including loans held-for-sale) increased $54.0 million, or 12.1%, to $499.0 million compared to December 31, 2012.

• Total investment securities at September 30, 2013 increased $2.5 million, or 1.4%, to $187.0 million compared to December 31, 2012.

• Total deposits of $783.5 million at September 30, 2013, represented an increase of $52.7 million, or 7.2%, compared to December 31, 2012.

• During the nine-month period ended September 30, 2013, the Company incurred a net increase in unrealized loss of approximately $3,852,000, in the Company’s investment portfolio, resulting in comprehensive loss, net of tax of $2,311,000, recognized in the Consolidated Statements of Comprehensive Income.  The net increase in unrealized loss is due to increases in intermediate to long-term market rates of U.S. Treasury securities.

• Net income of $1.4 million for the three months ended September 30, 2013, up 16.7% from $1.2 million for the same fiscal period last year.

• Net income available to common shareholders of $1.2 million for the three months ended September 30, 2013, up 33.3% from $0.9 million for the same period last year.

• Diluted income per share for the three-month period ended September 30, 2013 was $0.13, up 30.0% from a diluted income per share of $0.10 for the same period last year.

SUMMARY

The Company recorded net income of $4,178,000 for the nine-month period ended September 30, 2013, representing an increase of $675,000 from net income of $3,503,000 for the same period in 2012.  The Company recorded net income of $1,373,000 for the three-month period ended September 30, 2013, representing an increase of $169,000 from net income of $1,204,000 for the same period in 2012.

The following tables present a summary of the results for the three-month and nine-month periods ended September 30, 2013 and 2012, and a summary of financial condition at September 30, 2013 and December 31, 2012.

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012

(in thousands except for per share amounts)
For the Period:

Net Income	$1,373	$1,204	$4,178	$3,503

Basic Earnings Per Common Share	$0.13	$0.10	$0.39	$0.28

Diluted Earnings Per Common Share	$0.13	$0.10	$0.39	$0.28

	September 30, 2013	December 31, 2012

(in thousands except for ratios)
At Period End:

Total Assets	$876,020	$831,483

Total Loans, Net (including loans held-for-sale)	$499,047	$445,008

Total Investment Securities	$187,007	$184,491

Total Deposits	$783,514	$730,811

Loan-To-Deposit Ratio	63.7%	60.9%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	September 30, 2013			September 30, 2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$483,868	$6,466	5.30%	$446,874	$6,211	5.51%
Interest bearing due from banks	134,266	103	0.30%	107,311	77	0.28%
Investment securities, taxable	180,002	621	1.37%	172,516	756	1.74%
Investment securities, non-taxable (2)	9,770	99	4.02%	10,470	103	3.90%
Other interest earning assets	3,717	46	4.91%	3,607	5	0.55%
Total average interest-earning assets	811,623	7,335	3.59%	740,778	7,152	3.83%
Non-interest-earning assets:
Cash and due from banks	17,033			16,527
Premises and equipment, net	7,593			8,005
Other real estate owned	—			565
Interest receivable and other assets	28,880			30,279
Total average assets	865,129			796,154

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	199,490	67	0.13%	171,184	61	0.14%
Savings and MMDA’s	227,290	144	0.25%	214,161	160	0.30%
Time, under $100,000	33,866	32	0.37%	36,916	48	0.52%
Time, $100,000 and over	54,947	63	0.45%	59,364	106	0.71%
Total average interest-bearing liabilities	515,593	306	0.24%	481,625	375	0.31%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	257,810			216,059
Interest payable and other liabilities	8,488			7,433
Total liabilities	781,891			705,117
Total average stockholders’ equity	83,238			91,037
Total average liabilities and stockholders’ equity	$865,129			$796,154
Net interest income and net interest margin (3)		$7,029	3.44%		$6,777	3.63%

1.  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $360 and $257 for the three months ended September 30, 2013 and 2012, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended			Nine months ended
	September 30, 2013			September 30, 2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$459,689	$18,671	5.43%	$433,928	$18,245	5.60%
Interest bearing due from banks	140,984	315	0.30%	116,261	251	0.29%
Investment securities, taxable	183,083	1,961	1.43%	171,639	2,334	1.81%
Investment securities, non-taxable (2)	9,972	298	4.00%	10,490	310	3.94%
Other interest earning assets	3,671	106	3.86%	3,374	17	0.67%
Total average interest-earning assets	797,399	21,351	3.58%	735,692	21,157	3.83%
Non-interest-earning assets:
Cash and due from banks	16,458			15,809
Premises and equipment, net	7,707			8,068
Other real estate owned	535			960
Interest receivable and other assets	28,848			31,244
Total average assets	850,947			791,773

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	194,082	195	0.13%	165,745	243	0.20%
Savings and MMDA’s	224,880	447	0.27%	214,933	531	0.33%
Time, under $100,000	35,137	104	0.40%	40,035	155	0.52%
Time, $100,000 and over	54,859	206	0.50%	60,511	376	0.83%
FHLB advances and other borrowings	1	—	—%	4,599	141	4.08%
Total average interest-bearing liabilities	508,959	952	0.25%	485,823	1,446	0.40%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	249,351			209,087
Interest payable and other liabilities	7,930			7,120
Total liabilities	766,240			702,030
Total average stockholders’ equity	84,707			89,743
Total average liabilities and stockholders’ equity	$850,947			$791,773
Net interest income and net interest margin (3)		$20,399	3.42%		$19,711	3.57%

1.  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $1,021 and $711 for the nine months ended September 30, 2013 and 2012, respectively.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $11,415,000 decrease in cash and cash equivalents, a $2,516,000 increase in investment securities available-for-sale, a $56,807,000 increase in net loans held-for-investment, a $2,768,000 decrease in loans held-for-sale, a $1,062,000 decrease in other real estate owned, and a $669,000 increase in interest receivable and other assets from December 31, 2012 to September 30, 2013.  The decrease in cash and cash equivalents was due to a decrease in interest bearing due from bank accounts, partially offset by an increase in non-interest bearing due from bank accounts.  The increase in investment securities available-for-sale was primarily the result of purchases of municipal bonds, agency bonds, and mortgage backed securities, partially offset by calls and maturities of U.S. government agencies and municipal bonds and amortization on mortgage backed securities.  The increase in loans held-for-investment was due to increases in the following loan categories as a result of increased loan demand:  commercial and industrial; equipment; financed equipment leases; true equipment leases; real estate; real estate commercial and construction.  The increase in loans held-for-investment was partially offset by decreases in the following loan categories:  agricultural; consumer; real estate; home equity lines.  The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The decrease in other real estate owned was due to the sale of three other real estate owned properties.  The increase in interest receivable and other assets was mainly due to increases in accrued income on loans, income taxes receivable, cash surrender value of bank owned life insurance, unamortized loan costs, and mortgage servicing asset, which was partially offset by decreases in accrued income on securities, housing tax credits, prepaid expenses, and suspense & holdovers.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $52,703,000 from December 31, 2012 to September 30, 2013.  The increase in deposits was due to increases in demand deposits, interest-bearing transaction deposits, savings accounts, and money market accounts, which was partially offset by decreases in time deposits.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the nine-month period ended September 30, 2013.

Interest income on loans for the nine-month period ended September 30, 2013 was up 2.3% from the same period in 2012, increasing from $18,245,000 to $18,671,000 and was up 4.1% for the three-month period ended September 30, 2013 over the same period in 2012, increasing from $6,211,000 to $6,466,000.  The increase in interest income on loans for the nine-month period ended September 30, 2013 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 17 basis point decrease in loan yields.  The increase in interest income on loans for the three-month period ended September 30, 2013 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 21 basis point decrease in loan yields.  The decrease in loan yields was primarily due to the origination of new loans and the repricing of existing loans at lower rates.

Interest income on investment securities available-for-sale for the nine-month period ended September 30, 2013 was down 14.6% from the same period in 2012, decreasing from $2,644,000 to $2,259,000 and was down 16.2% for the three-month period ended September 30, 2013 over the same period in 2012, decreasing from $859,000 to $720,000.  The decrease in interest income on investment securities for the nine-month period ended September 30, 2013 as compared to the same periods a year ago was primarily due to a 38 basis point decrease in investment securities yields, partially offset by an increase in average investment securities.  The decrease in interest income on investment securities for the three-month period ended September 30, 2013 as compared to the same periods a year ago was primarily due to a 35 basis point decrease in investment securities yields, partially offset by an increase in average investment securities.  The decrease in investment securities yields was primarily due to reinvestment of cash flows from the securities portfolio at lower rates.

Interest income on interest-bearing due from banks for the nine-month period ended September 30, 2013 was up 25.5% from the same period in 2012, increasing from $251,000 to $315,000 and was up 33.8% for the three-month period ended September 30, 2013 over the same period in 2012, increasing from $77,000 to $103,000.  The increase in interest income on interest-bearing due from banks for the nine-month period ended September 30, 2013 as compared to the same period a year ago was due to an increase in average interest-bearing due from banks and a 1 basis point increase in interest bearing due from banks yield.  The increase in interest income on interest-bearing due from banks for the three-month period ended September 30, 2013 as compared to the same period a year ago was due to an increase in average interest-bearing due from banks and a 2 basis point increase in interest bearing due from banks yield.

The Company had no Federal Funds sold balances during the three-month and nine-month periods ended September 30, 2013 and September 30, 2012.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first nine months of 2013 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2013 was down 34.2% from the same period in 2012, decreasing from $1,446,000 to $952,000 and was down 18.4% for the for the three-month period ended September 30, 2013 over the same period in 2012, from $375,000 to $306,000.  The decrease in interest expense during the nine-month period ended September 30, 2013 was due to a 15 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The decrease in interest expense during the three-month period ended September 30, 2013 was due to a 7 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The Company had no FHLB advances and related interest expense during the three-month and nine-month periods ended September 30, 2013.  Interest expense on FHLB advances, included in interest expense on deposits and other borrowings, for the three-month and nine-month periods ended September 30, 2012 was $0 and $141,000, respectively.

Provision for Loan Losses

There was a provision for loan losses of $800,000 for the nine-month period ended September 30, 2013 compared to a provision for loan losses of $2,051,000 for the same period in 2012.  There was a provision for loan losses of $0 for the three-month period ended September 30, 2013 compared to a provision for loan losses of $825,000 for the same period in 2012.  The allowance for loan losses was approximately $8,792,000, or 1.74% of total loans, at September 30, 2013 compared to $8,554,000, or 1.91% of total loans, at December 31, 2012.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three-month and nine-month periods in 2013 was primarily due to decreased net charge-offs, partially offset by increased loan volumes compared to the same periods in 2012.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012.

The provision for unfunded lending commitment losses is included in non-interest expense.

Other Operating Income

Other operating income was up 9.9% for the nine-month period ended September 30, 2013 from the same period in 2012, increasing from $6,772,000 to $7,443,000.

This increase was primarily due to increases in investment and brokerage services income, loan servicing income, fiduciary activities income, and signature based transaction fees, which was partially offset by decreases in service charges on deposit accounts, gains on sales of other real estate owned, gains on sales of loans held-for-sale, mortgage brokerage income, and ATM fees.  The increase in investment and brokerage services income and fiduciary activities income was primarily due to an increase in the demand for those services as well as an increase in the market value of investment and brokerage and fiduciary assets.  The increase in loan servicing income was primarily due to an increase in mortgage servicing assets booked and the reversal of mortgage servicing impairment expense.  The increase in signature based transaction fees was primarily due to an increase in the volume of transactions.  The decrease in service charges on deposit accounts was primarily due to a decrease in service charges on checking accounts.  The decrease in gains on sales of other real estate owned was primarily due to a decrease in the number of properties sold.  The decrease in gains on sales of loans held-for-sale was due to an increase in market interest rates, partially offset by an increase in sales volume.  The decrease in mortgage brokerage income was primarily due to a decrease in the demand for those services.  The decrease in ATM fees was primarily due to a decrease in the volume of transactions.

Other operating income was down 1.4% for the three-month period ended September 30, 2013 from the same period in 2012, decreasing from $2,306,000 to $2,273,000.

This decrease was primarily due to decreases in service charges on deposit accounts, gains on sales of loans held-for-sale, and ATM fees, which was partially offset by increases in investment and brokerage services income, loan servicing income, fiduciary activities income, and signature based transaction fees.  The decrease in service charges on deposit accounts was primarily due to a decrease in service charges on checking accounts.  The decrease in gains on sales of loans held-for-sale was due to decreased sales volume and an increase in market interest rates.  The decrease in ATM fees was primarily due to a decrease in the volume of transactions.  The increase in investment and brokerage services income and fiduciary activities income was primarily due to an increase in the demand for those services as well as an increase in the market value of investment and brokerage and fiduciary assets.  The increase in loan servicing income was primarily due to an increase in mortgage servicing assets booked and the reversal of mortgage servicing impairment expense.  The increase in signature based transaction fees was primarily due to an increase in the volume of transactions.

Other Operating Expenses

Total other operating expenses were up 5.4% for the nine-month period ended September 30, 2013 from the same period in 2012, increasing from $19,488,000 to $20,530,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment expense, data processing, and stationery and supplies, which was partially offset by decreases in advertising expense, other real estate owned expense and impairment, and other expenses.  The increase in salaries and employee benefits was primarily due to increases in regular salaries, commissions, contingent compensation, and profit sharing expense.  The increase in occupancy and equipment expense was primarily due to increases in rent expense and service contracts.  The increase in data processing was primarily due to increases in contract pricing.  The decrease in advertising was due to decreases in printed materials and related costs.  The decrease in other real estate owned expense and impairment was due to a decrease in write-downs and maintenance expense.  The decrease in other expenses was primarily due to decreases in loan origination expense, loan collection expense, and legal fees, which was partially offset by an increase in consulting fees.

Total other operating expenses were up 7.0% for the three-month period ended September 30, 2013 from the same period in 2012, increasing from $6,470,000 to $6,925,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment expense, data processing, and advertising, which was partially offset by decreases in other real estate owned expense and impairment and other expenses.  The increase in salaries and employee benefits was primarily due to increases in regular salaries, contingent compensation, and profit sharing expense.  The increase in occupancy and equipment expense is primarily due to increases in rent expense and a decrease in solar utility rebates.  The increase in data processing was primarily due to increases in contract pricing.  The increase in advertising was due to increases in printed materials and related costs.  The decrease in other real estate owned expense and impairment was due to a decrease in write-downs and maintenance expense.  The decrease in other expenses was primarily due to a decrease in loan origination expense.

The following table sets forth other miscellaneous operating expenses by category for the three-month and nine-month periods ended September 30, 2013 and 2012.

	(in thousands)

	Three	Three	Nine	Nine
	months	months	Months	months
	ended	ended	Ended	ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Other miscellaneous operating expenses
FDIC assessments	$145	$159	$445	$433
Contributions	35	28	85	80
Legal fees	37	41	119	168
Accounting and audit fees	67	71	235	217
Consulting fees	121	114	510	339
Postage expense	56	46	229	214
Telephone expense	32	38	126	136
Public relations	61	55	157	149
Training expense	32	36	96	91
Loan origination expense	91	306	350	594
Computer software depreciation	29	34	89	110
Sundry losses	—	(27)	17	14
Loan collection expense	24	23	56	134
Other miscellaneous expense	390	360	1,123	1,050

Total other miscellaneous operating expenses	$1,120	$1,284	$3,637	$3,729

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the nine months ended September 30, 2013, the Company’s expense for income taxes increased $893,000 from the same period last year, from $1,441,000 to $2,334,000.

In the three months ended September 30, 2013, the Company’s expense for income taxes increased $420,000 from the same period last year, from $584,000 to $1,004,000.

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

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2013	December 31, 2012

Undisbursed loan commitments	$172,755	$159,329
Standby letters of credit	2,387	2,376
Commitments to sell loans	1,977	7,480
	$177,119	$169,185

The reserve for unfunded lending commitments amounted to $793,000 at September 30, 2013 and December 31, 2012, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Consolidated Balance Sheets.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2013 and December 31, 2012.

	At September 30, 2013			At June 30, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,216	$—	$2,216	$2,379	$—	$2,379
Residential construction	99	—	99	104	—	104
Commercial real estate	1,943	81	1,862	2,467	88	2,379
Agriculture	—	—	—	—	—	—
Commercial	2,633	97	2,536	2,612	—	2,612
Consumer	231	39	192	215	42	173
Total non-accrual loans	$7,122	$217	$6,905	$7,777	$130	$7,647

	At March 31, 2013			At December 31, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$1,940	$—	$1,940	$2,095	$—	$2,095
Residential construction	—	—	—	—	—	—
Commercial real estate	1,840	—	1,840	1,879	—	1,879
Agriculture	—	—	—	—	—	—
Commercial	2,747	46	2,701	2,853	73	2,780
Consumer	282	46	236	441	50	391
Total non-accrual loans	$6,809	$92	$6,717	$7,268	$123	$7,145

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

Non-accrual loans amounted to $7,122,000 at September 30, 2013 and were comprised of seven residential mortgage loans totaling $2,216,000, two residential construction loans totaling $99,000, five commercial real estate loans totaling $1,943,000, nine commercial loans totaling $2,633,000 and five consumer loans totaling $231,000.  Non-accrual loans amounted to $7,268,000 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095,000, five commercial real estate loans totaling $1,879,000, eleven commercial loans totaling $2,853,000 and seven consumer loans totaling $441,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of September 30, 2013, totaled approximately $4,593,000 or 64% of total non-accrual loans and consisted of two commercial real estate loans totaling $1,648,000, supported by commercial properties located within the Company’s market area, two residential mortgage loans totaling $1,354,000, supported by residential properties located within the Company’s market area and one commercial and industrial loan totaling $1,591,000, supported by the business assets of the borrower.  The collateral securing these loans is generally appraised every six months.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at September 30, 2013 and December 31, 2012 consisting of loans on non-accrual status totaled $7,122,000 and $7,268,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $6,871,000 and $6,113,000 at September 30, 2013 and December 31, 2012, respectively.  Performing impaired loans at September 30, 2013 consist of loans modified as troubled debt restructurings totaling $6,798,000 and other impaired loans totaling $73,000 on which the Company expects to collect all principal and interest due and are performing satisfactorily.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans in management's opinion were adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored enterprises, decreased $1,302,000, or 15.9% to $6,905,000 during the first nine months of 2013.  Non-performing assets, net of guarantees, represent 0.8% of total assets at September 30, 2013.

	At September 30, 2013			At June 30, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$7,122	$217	$6,905	$7,777	$130	$7,647
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	7,122	217	6,905	7,777	130	7,647
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	7,122	217	6,905	7,777	130	7,647

Non-performing loans to total loans			1.4%			1.6%
Non-performing assets to total assets			0.8%			0.9%
Allowance for loan and lease losses to non-performing loans			127.3%			114.1%

	At March 31, 2013			At December 31, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$6,809	$92	$6,717	$7,268	$123	$7,145
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	6,809	92	6,717	7,268	123	7,145
Other real estate owned	1,062	—	1,062	1,062	—	1,062
Total non-performing assets	7,871	92	7,779	8,330	123	8,207

Non-performing loans to total loans			1.5%			1.6%
Non-performing assets to total assets			0.9%			1.0%
Allowance for loan and lease losses to non-performing loans			131.7%			119.7%

The Company had no loans 90 days past due and still accruing at September 30, 2013 and December 31, 2012.

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

OREO amounted to $0 and $1,062,000 as of September 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine-month periods ended September 30, 2013 and 2012, and for the year ended December 31, 2012.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2013	2012	2012

Balance at beginning of period	$8,554	$10,408	$10,408
Provision for loan losses	800	2,051	3,276
Loans charged-off:
Commercial	(113)	(1,104)	(3,498)
Commercial Real Estate	(3)	(346)	(375)
Agriculture	(1)	(115)	(116)
Residential mortgage	(333)	(864)	(864)
Residential construction	(127)	(161)	(167)
Consumer loans to individuals	(491)	(668)	(875)

Total charged-off	(1,068)	(3,258)	(5,895)

Recoveries:
Commercial	149	278	306
Commercial Real Estate	51	—	—
Agriculture	3	3	4
Residential mortgage	157	—	—
Residential construction	44	260	341
Consumer loans to individuals	102	75	114

Total recoveries	506	616	765

Net charge-offs	(562)	(2,642)	(5,130)

Balance at end of period	$8,792	$9,817	$8,554

Ratio of net charge-offs to average loans outstanding
during the period (annualized)	(0.16%)	(0.60%)	(1.18%)
Allowance for loan losses
To total loans at the end of the period	1.74%	2.16%	1.91%
To non-performing loans, net of guarantees at the end of the period	127.3%	111.8%	119.7%

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2013, the Company had the following deposit mix: 30.3% in savings and MMDA deposits, 11.3% in time deposits, 25.4% in interest-bearing transaction deposits and 33.0% in non-interest-bearing transaction deposits.  At December 31, 2012, the Company had the following deposit mix: 30.5% in savings and MMDA deposits, 12.6% in time deposits, 25.3% in interest-bearing transaction deposits and 31.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2013 and December 31, 2012 are summarized as follows:

	(in thousands)
	September 30, 2013	December 31, 2012
Three months or less	$16,847	$17,159
Over three to twelve months	25,989	30,361
Over twelve months	11,670	8,953
Total	$54,506	$56,473

The decrease in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 63.7% on September 30, 2013.  In addition, on September 30, 2013, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $2,202,000 in securities due within one year or less; and $38,178,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $37,000,000 at September 30, 2013.  Additionally, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at September 30, 2013 of $159,264,000; credit availability is subject to certain collateral requirements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2013, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2013.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$77,699	9.01%	5.0%
Tier 1 Risk-Based	$77,699	14.16%	6.0%
Total Risk-Based	$84,592	15.42%	10.0%

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2013, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2013.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2013. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, entitled “Risk Factors,” and Part II, Item 1A in our Quarterly Report on Form 10-Q for the three months ended June 30, 2013, entitled “Risk Factors.”

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_____________________________
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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 7, 2013	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)