Form 10-K
period 2013-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2014-03-18
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013
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
Yes ☐                    No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2013 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2013) was $48,563,607.

The number of shares of the registrant’s Common Stock outstanding as of March 11, 2014 was 9,515,730.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2014 Annual Meeting of Shareholders.

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

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal or regulatory actions

•	Draws on performance letters of credit

•	Our regulatory capital requirements

•	Payment of dividends in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	Any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected rates of return, yields and projected results

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

The Bank has nine full service branches.  Three are located in the Solano County cities of Dixon, Fairfield, and Vacaville.  Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento, and Woodland;  and two branches are located in the Placer County cities of Roseville and Auburn.  The Bank also has one satellite banking office inside a retirement community in the city of Davis.  In addition, the Bank has residential mortgage loan offices in Davis and Roseville. The Bank also has an Asset Management & Trust Department in Downtown Sacramento that serves the Bank’s entire market area.  Similarly, the Bank has Financial Advisors who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in Davis, West Sacramento and Auburn.  In 2013, the Bank opened a commercial loan office in the Contra Costa County city of Walnut Creek to serve the East Bay Area’s small- to medium-sized business lending needs.

First Northern is in the commercial banking business, which includes accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans.  It also offers installment note collection, issues cashier’s checks, sells travelers’ checks, rents safe deposit boxes, and provides other customary banking services.  The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and effective July 21, 2010 by law, the maximum deposit insurance amount per depositor was raised to $250,000.

First Northern also offers a broad range of alternative investment products and services through Raymond James Financial Services, Inc., equipment leasing, credit cards, merchant card processing, payroll services, and limited international banking services through third parties.

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

The Bank operates one branch in Davis.  The Davis economy is supported significantly by the University of California, Davis.

In 1983, the West Sacramento Branch was opened.  The West Sacramento economy is based primarily on transportation, manufacturing, and distribution-related business.

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

In 1994, the Fairfield Branch was opened.  Its diverse economic base includes military, namely Travis Air Force Base, food processing (an Anheuser-Busch plant), retail, namely the “Solano Town Center”, manufacturing, medical, agriculture, and other varied industries.  Fairfield is the county seat of Solano County.

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

In October of 2002, the Bank opened its tenth branch on a prominent corner in Downtown Sacramento to serve Sacramento Metro’s business center and its employees.  The Bank’s Asset Management & Trust Department, located on the mezzanine of the Downtown Sacramento Branch, was opened in 2002 to serve the trust and fiduciary needs of the Bank’s entire market area.  On November 4, 2013, The Downtown Sacramento Branch was temporarily consolidated into the West Sacramento Branch while another Sacramento location is identified that will allow the Bank to provide more convenience to its clients.  The Asset Management & Trust Department remains in the Downtown Sacramento location.

Fiduciary services are offered to individuals, businesses, governments, and charitable organizations in the Solano, Yolo, Sacramento, Placer, El Dorado and Contra Costa County regions.

The Bank expanded its presence in Placer County in January 2005 by opening a full service branch on a prominent corner in the business district of Roseville.

In late 2007, First Northern Bank seized an opportunity in Auburn to acquire several key personnel from a highly respected local bank that had just merged with a large conglomerate bank.  While First Northern scouted for a branch site, the ‘Auburn team’ worked from the Bank’s Roseville Branch to develop business in Auburn.  In June 2008, the Bank opened its Auburn Financial Center in a temporary location.    First Northern Bank purchased a building in the Auburn Town Center that previously housed a branch of a bank that no longer exists.  In 2011, the Auburn Financial Center staff moved into its permanent location.  First Northern Bank leases office space in this building to various tenants.  The Financial Center houses a full service branch and an Investment & Brokerage Services Office.  Auburn is the county seat of Placer County.

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

As of December 31, 2013, the Company and the Bank employed 159 full-time employees and 209 employees in total.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System (“FRB”) influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both member and non-member financial institutions’ deposits.  Such actions significantly affect the overall growth and distribution of loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits.  For the past several years, in response to the financial crisis which began in 2008 and the ensuing recession, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  In December 2013, the FRB announced that in light of the improving outlook for labor market conditions and other economic indicators, the FRB would begin in January 2014 reducing the rate at which it would acquire U.S. Treasury and federal agency backed securities.  However, the agency noted that the pace of such asset purchases in the future would be contingent on the agency's outlook for the labor market and inflation and other factors. The agency further noted that it currently anticipates that it will sustain its current very low target rate for the federal funds rate until the U.S. unemployment rate declines below 6.5 percent.

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

Bank Regulation and Supervision

The Bank is subject to regulation, supervision and regular examination by the Financial Institutions Division of the California Department of Business Oversight (“DBO”) and the FDIC.  The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements.  While the Bank is not a member of the FRB, it is directly subject to certain regulations of the FRB dealing with such matters as check clearing activities, establishment of banking reserves, Truth-in-Lending (“Regulation Z”), Truth-in-Savings (“Regulation DD”), and Equal Credit Opportunity (“Regulation B”).  The Bank is also subject to regulations of (although not direct supervision and examination by) the Consumer Financial Protection Bureau (“CFPB”), which created by the Dodd-Frank Act. Among the CFPB’s responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.

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

As of December 31, 2013, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2013.

	The Company
			Adequately
	Actual		Capitalized
	Capital	Ratio	Ratio

Leverage	$85,316	9.6%	4.0%
Tier 1 Risk-Based	85,316	15.3%	4.0%
Total Risk-Based	92,308	16.6%	8.0%

	The Bank
			Adequately	Well
	Actual		Capitalized	Capitalized
	Capital	Ratio	Ratio	Ratio

Leverage	$81,478	9.1%	4.0%	5.0%
Tier 1 Risk-Based	81,478	14.7%	4.0%	6.0%
Total Risk-Based	88,470	15.9%	8.0%	10.0%

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

In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to Basel III. These rules, upon their effectiveness, will replace the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as First Northern Bank, will become subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. We are currently evaluating the impact of these changes on our future regulatory capital position.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2013, the Company and the Bank met the requirements for “well capitalized” institutions.

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

Amendments to the Federal Deposit Insurance Act (“FDIA”) in 2005 and 2006 created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund.  As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, beginning on April 1, 2009, the FDIC initial base assessment rates were set between 12 and 45 basis points.  The FDIC also has the authority to impose special assessments at any time it estimates that deposit insurance fund reserves could fall to a level that would adversely affect public confidence.

The Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of the institution, rather than upon deposits payable in the U.S. as was previously the case.

In October 2010, the FDIC adopted a comprehensive, long-range “restoration” plan for the deposit insurance fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd Frank Act. Based upon updated projections for the fund, the FDIC decided to forgo the uniform 3 basis point assessment rate increase which had been scheduled to go into effect on January 1, 2011, and kept the current rate schedule in effect. In September 2010, the fund’s designated reserve ratio was set at 2.0 percent, and in December 2011, the fund’s designated reserve ratio for 2012 was set at 2.0 percent once again. The final rule adopts progressively lower assessment rate schedules as the fund reaches specified reserve levels. In October 2012, the FDIC, in its semi-annual update, confirmed that the fund remained on track to meet the requirements of the restoration plan and the Dodd-Frank Act. The ultimate effect on our business of these legislative and regulatory developments relating to the DIF cannot be predicted with any certainty.

Community Reinvestment Act and Fair Lending

The Bank is subject to certain fair lending requirements and reporting obligations involving its home mortgage lending operations and is also subject to the Community Reinvestment Act (“CRA”).  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of the Bank’s local communities, including low- and moderate-income neighborhoods.  In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when reviewing other activities by the Bank, particularly applications involving business expansion such as acquisitions or de novo branching.

Ability-to-Pay Rule

In 2013, the Consumer Financial Protection Bureau (CFPB) issued an Ability-to-Repay rule that all newly originated residential mortgages must meet, effective with new applications received as of January 10, 2014. The Ability-to-Repay rule establishes guidelines that the lender must follow when reviewing an applicant’s income, obligations, assets, liabilities, and credit history and requires that the lender make a reasonable and good faith determination of an applicant’s ability to repay the loan according to its terms. Lenders will be presumed to have met the Ability-to-Repay rule by originating loans that meet the criteria for “Qualified Mortgages”, which are set forth in detail in the rule. The mortgage loans originated by the Bank with the intent to sell them to Freddie Mac do meet the Qualified Mortgage criteria. The Ability-to-Repay rule could have an adverse impact on our residential mortgage lending business as the primary and secondary markets adapt to the rule.

Conservatorship and Receivership of Insured Depository Institutions

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

Overdraft and Interchange Fees; Interest on Demand Deposits.

In November 2009, the FRB adopted amendments under its Regulation E that imposed new restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the FRB to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the final rule, effective in October 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation.  In July 2013, a Federal district court held that this rule was not valid under the Dodd-Frank Act’s standard that the fee be “reasonable and proportional” to the cost of processing the debit card transactions and improperly including certain categories of costs in applying the statutory standard. The FRB has appealed the decision, and the ruling has been stayed. This decision, upon its effectiveness, which would be after resolution of the appeal, could further reduce the fee revenues that banks, including the Bank, can receive from the business of debit card transactions. These restrictions are resulting in decreased revenues and increased compliance costs for the banking industry and the Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments.

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

Competition

In the past, an independent bank’s principal competitors for deposits and loans have been other banks (particularly large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours, although these larger institutions may be required to hold more regulatory capital and as a result, achieve lower returns on equity), savings and loan associations, and credit unions.  For agricultural loans, the Bank also competes with constituent entities with the Federal Farm Credit System.  To a lesser extent, competition is also provided by thrift and loans, mortgage brokerage companies and insurance companies.  Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business.

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

We also compete for deposits and loans with much larger financial institutions.  Competition in our industry is likely to further intensify as a result of continued adverse economic and financial market conditions which has led to increased consolidation of financial services companies, including large consolidations of significance in our market area (such as JPMorgan Chase’s acquisition of Washington Mutual).  In order to compete with major financial institutions and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees.

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

In response, various significant economic and monetary stimulus measures have been enacted by the U.S. Congress. It is uncertain whether these U.S. governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the recessionary conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to become subject to a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for us.

The failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $9.4 million, or 1.81% of total loans, at December 31, 2013, compared to $8.6 million, or 1.91% of total loans, at December 31, 2012, and 102.3% of total non-performing loans net of guaranteed portions at December 31, 2013, compared to 119.7% of total non-performing loans at December 31, 2012.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DBO, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2013, approximately 73% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2013, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 70% and 2%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2013, all of the Bank’s real estate mortgage and construction loans and approximately 2% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry.  Various provisions of the law have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented by the federal banking agencies and therefore the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The law contains many provisions that may have particular relevance to the business of the Bank. While the full effect of these provisions of the Dodd-Frank Act on the Bank cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums, and can be expected to result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and as well as increased interest expense on our demand deposits, some or all of which may be material.

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

In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to Basel III. These rules, upon their effectiveness, will replace the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as First Northern Bank, will become subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. We are currently evaluating the impact of these changes on our future regulatory capital position. For additional information, see “Supervision and Regulation – Basel Committee Capital Standards and U.S. Regulatory Response” in Item 1 of this Form 10-K.

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

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2013, approximately 73% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.

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

In addition, for the past several years, the State government of California has experienced budget shortfalls or deficits that have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved, in the November 2012 general elections, certain increases in the rate of income taxation in California, and also elected Democratic super-majorities in both Houses of the California legislature, thus potentially facilitating further increases in California tax rates. As a consequence, California’s 2013-14 budget proposal does not reflect deficits, however, there can be no assurance that the state’s fiscal and budgetary challenges will be readily resolved. In addition, the impact of increased rates of income taxation on the level of economic activity in California cannot be predicted at this time.

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

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  The Bank is generally adversely affected by declining interest rates.  For the past several years, in response to the financial crisis which began in 2008 and the ensuing recession, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  In December 2013, the FRB announced that in light of the improving outlook for labor market conditions and other economic indicators, the FRB would begin in January 2014 reducing the rate at which it would acquire U.S. Treasury and federal agency backed securities. However, the agency noted that the pace of such asset purchases in the future would be contingent on the agency's outlook for the labor market and inflation and other factors. The agency further noted that it currently anticipates that it will sustain its current very low target rate for the federal funds rate until the U.S. unemployment rate declines below 6.5 percent.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2013, 7% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000 (as compared with 8% at December 31, 2012).  Although we have adopted a pricing strategy designed to reduce the level of time deposits, these deposits are also considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

Time deposit accounts have decreased $62.5 million or 41.1% since December 31, 2009.  This decline was the result of an explicit pricing strategy adopted by the Company during the fourth quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds.  During 2009 management carefully reviewed time deposit customers and reduced the Company’s deposit rates to customers that did not also have transaction, savings and money market balances with the Company (i.e., depositors who were not “relationship customers”).  Given the Company’s deposit growth in transaction and savings accounts, supplemented by investment portfolio maturities and sales, this time deposit decline did not result in any liquidity issues and it positively affected the Company’s net interest margin and earnings.

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

In recent years, it has been reported that several of the larger U.S. banking institutions have been the target of cyberattacks that have, for limited periods, resulted in the disruption of various operations of the targeted banks. While we have a variety of cyber-security measures in place, the consequences to our business, if we were to become a target of such attacks, cannot be predicted with any certainty.

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

Even if cyber-attacks and similar tactics are not directed specifically at the Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including the Bank.  A recent data security breach at a large U.S. retailer recently resulted in the compromise of data related to credit and debit cards of large numbers of customers requiring many banks, including the Bank, to reissue credit and debit cards for affected customers and reimburse these customers for losses sustained. Proposals have been advanced to replace the magnetic-stripe cards commonly used in the U.S. with more secure smart-chip technology to reduce the risk of such data breaches. The costs of such a conversion could be considerable and it remains unclear at this time how much of such costs would be borne by retailers, card issuers and the banking industry.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through 14 offices in five counties in Northern California operating out of three offices in Solano County, seven in Yolo County, one in Sacramento County, two in Placer County, and one in Contra Costa County.  In addition, the Company owns four vacant lots, three in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

The Bank owns four branch office locations and two administrative facilities and leases 12 facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2013	$7.40	$6.80
3rd Quarter 2013	$7.30	$5.86
2nd Quarter 2013	$6.40	$5.80
1st Quarter 2013	$6.00	$5.30

4th Quarter 2012	$5.44	$5.01
3rd Quarter 2012	$5.88	$5.24
2nd Quarter 2012	$6.62	$5.24
1st Quarter 2012	$6.37	$4.42

*  Price adjusted for stock dividends.

As of March 1, 2014, there were approximately 1,338 holders of record of the Company’s common stock, no par value.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 28, 2013	2%	March 29, 2013
February 28, 2014	3%	March 31, 2014

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.  The Company made no repurchases of common stock in the twelve months ended December 31, 2013.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2010, and 2009 have been derived from the Company’s historical consolidated financial statements not included in this Report.  The financial information for 2013, 2012, and 2011 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2013	2012	2011	2010	2009

Interest and Dividend Income	$28,859	$28,259	$28,790	$29,927	$33,066
Interest Expense	(1,265)	(1,802)	(2,476)	(3,606)	(4,960)
Net Interest Income	27,594	26,457	26,314	26,321	28,106
Provision for Loan Losses	(1,200)	(3,276)	(5,138)	(4,914)	(10,489)
Net Interest Income after Provision for Loan Losses	26,394	23,181	21,176	21,407	17,617
Other Operating Income	9,300	9,442	9,382	9,154	8,553
Other Operating Expense	(27,456)	(26,254)	(26,762)	(27,889)	(30,068)
Income (Loss) before Taxes	8,238	6,369	3,796	2,672	(3,898)
(Provision) Benefit for Taxes	(2,854)	(1,723)	(1,132)	(7)	2,844
Net Income (Loss)	$5,384	$4,646	$2,664	$2,665	$(1,054)

Preferred Stock Dividend and Accretion	(677)	(1,139)	(1,399)	(992)	(792)

Net Income (Loss) available to common shareholders	$4,707	$3,507	$1,265	$1,673	$(1,846)

Basic Income (Loss) Per Share	$0.49	$0.36	$0.13	$0.17	$(0.19)

Diluted Income (Loss) Per Share	$0.48	$0.36	$0.13	$0.17	$(0.19)

Total Assets	$897,669	$831,483	$781,150	$737,217	$747,625

Total Investments	$173,269	$184,491	$160,241	$107,346	$75,868

Total Loans, including Loans Held-for-Sale, net	$508,113	$445,008	$435,621	$444,360	$476,018

Total Deposits	$803,787	$730,811	$678,958	$640,258	$651,426

Total Equity	$84,908	$92,325	$87,702	$79,596	$78,093

Weighted Average Shares of Common Stock outstanding used for Basic Income (Loss) Per Share Computation 1	9,699,064	9,669,192	9,627,350	9,576,410	9,532,822

Weighted Average Shares of Common Stock outstanding used for Diluted Income (Loss) Per Share Computation 1	9,736,125	9,695,590	9,628,256	9,578,089	9,532,822

Return (Loss) on Average Total Assets	0.62%	0.58%	0.35%	0.36%	(0.15%)

Net Income (Loss)/Average Equity	6.36%	5.11%	3.19%	3.34%	(1.34%)

Net Income (Loss)/Average Deposits	0.70%	0.66%	0.40%	0.41%	(0.17%)

Average Loans/Average Deposits	61.06%	62.22%	65.17%	69.91%	79.89%

Average Equity to Average Total Assets	9.83%	11.34%	11.00%	10.68%	11.02%

1. All years have been restated to give retroactive effect for stock dividends issued and stock splits.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

This overview highlights selected information in this Annual Report on Form 10-K and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire Annual Report on Form 10-K.

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

Financial highlights for 2013 include:

The Company reported net income of $5.4 million before dividends on preferred stock paid to the U.S. Treasury, a 17.4% increase compared to net income of $4.6 million for 2012.  Net income available to common shareholders totaled $4.7 million, a 34.3% increase compared to net income available to common shareholders of $3.5 million for 2012.  Net income per common share after consideration of dividends on preferred stock paid to the U.S. Treasury for 2013 was $0.49 and resulted in an increase in net income per common share of 36.1% compared to net income per common share of $0.36 for 2012.  Net income per common share on a fully diluted basis was $0.48 for 2013, an increase of 33.3% compared to net income per common share on a fully diluted basis of $0.36 for 2012.

Loans (including loans held-for-sale), net of allowance increased to $508.1 million at December 31, 2013, a 14.2% increase from $445.0 million at December 31, 2012.  Commercial loans totaled $110.6 million at December 31, 2013, up 24.6% from $88.8 million at December 31, 2012; commercial real estate loans were $235.3 million, up 24.9% from $188.4 million at December 31, 2012; agriculture loans were $51.7 million, down 1.9% from $52.7 million at December 31, 2012; residential mortgage loans were $52.8 million, up 2.9% from $51.3 million at December 31, 2012; residential construction loans were $10.4 million, up 36.8% from $7.6 million at December 31, 2012; and consumer loans totaled $54.1 million, down 8.9% from $59.4 million at December 31, 2012.

Average deposits increased to $768.9 million during 2013, a $68.5 million or 9.8% increase from 2012.

The Company reported average total assets of $861.7 million at December 31, 2013, up 7.4% from $802.0 million a year earlier.

The provision for loan losses in 2013 totaled $1.2 million, a decrease of 63.6% from $3.3 million in 2012.  Net charge-offs were $0.4 million in 2013 compared to $5.1 million in 2012.  The decrease in the provision for loan losses is primarily due to decreased charge-offs and improved credit quality.

Net interest income totaled $27.6 million for 2013, an increase of 4.2% from $26.5 million in 2012, primarily due to increased average loan volumes, increased average loan fees, increased average investment securities volumes, decreased deposit rates and decreased average time deposit volumes and borrowed funds, which was partially offset by decreased loan rates, decreased investment securities rates, increased average interest-bearing transaction deposit volumes and increased average savings and money market account volumes.

Other operating income totaled $9.3 million for 2013, a decrease of 1.0% from $9.4 million in 2012.  The decrease was primarily due to decreases in service charges on deposit accounts and gains on sales of loans, which was partially offset by an increase in other income.

Other operating expenses totaled $27.5 million for 2013, up 4.6% from $26.3 million in 2012.  The increase is primarily due to increases in salaries and employee benefits and occupancy and equipment expenses, which was partially offset by decreases in data processing, other real estate owned expense and impairment, and other expenses.

In 2014, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income, while remaining conscious of the need to maintain appropriate expense levels.

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

Other-than-temporary Impairment in Investment Securities

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes consideration regarding the duration and severity of impairment, the credit quality of the issuer and a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.  Other-than-temporary impairment is recognized in earnings if one of the following conditions exists:  1) the Company’s intent is to sell the security; 2) it is more likely than not that the Company will be required to sell the security before the impairment is recovered; or 3) the Company does not expect to recover its amortized cost basis.  If, by contrast, the Company does not intend to sell the security and will not be required to sell the security prior to recovery of the amortized cost basis, the Company recognizes only the credit loss component of other-than-temporary impairment in earnings.  The credit loss component is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets.  These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process.  For additional discussion, see Note 8 to the Consolidated Financial Statements in this Form 10-K.

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

The recorded value of mortgage servicing rights is included in other assets on the Consolidated Balance Sheets initially at fair value, and is amortized in proportion to, and over the period of, estimated net servicing revenues.  The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date.  For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates.  Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions.  The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.  Impairment, if any, is recognized through a valuation allowance for each individual stratum.

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

In December 2011, FASB issued ASU 2011-11.  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this ASU are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required by those amendments should be provided retrospectively for all comparative periods presented.  The adoption of this update did not have a significant impact on the consolidated financial statements.  In January 2013, FASB issued ASU 2013-01.  This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11.  ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement.  This update has the same effective date as ASU 2011-11.

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

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures.  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Disclosures for a change in accounting principle are required upon transition.  The amendments should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In January, 2014, FASB issued ASU 2014-05, Service Concession Arrangements.  The amendments specify that an operating entity should not account for a service concession arrangement that is within the scope of this ASU as a lease in accordance with Topic 840.  An operating entity should refer to other Topics as applicable to account for various aspects of a service concession arrangement.  The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity.  The amendments in this ASU should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption.  The modified retrospective approach requires the cumulative effect of applying this ASU to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2013		2012		2011

	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
ASSETS
Cash and Due From Banks	$161,251	18.71%	$140,411	17.50%	$149,610	19.68%
Investment Securities	190,678	22.13%	182,755	22.79%	133,350	17.54%
Loans 1	469,486	54.48%	435,821	54.35%	430,440	56.64%
Stock in Federal Home Loan Bank and
other equity securities, at cost	3,682	0.43%	3,433	0.43%	2,992	0.39%
Other Real Estate Owned	400	0.05%	962	0.12%	2,310	0.30%
Other Assets	36,236	4.20%	38,661	4.81%	41,387	5.45%
Total Assets	$861,733	100.00%	$802,043	100.00%	$760,089	100.00%

LIABILITIES &
STOCKHOLDERS’ EQUITY
Deposits:
Demand	$253,487	29.42%	$215,062	26.81%	$194,535	25.60%
Interest-Bearing Transaction Deposits	196,825	22.84%	169,475	21.13%	152,764	20.10%
Savings & MMDAs	228,748	26.54%	217,031	27.06%	208,219	27.38%
Time Certificates	89,803	10.42%	98,843	12.32%	104,981	13.81%
Borrowed Funds	0	0.00%	3,443	0.43%	9,136	1.20%
Other Liabilities	8,190	0.95%	7,256	0.91%	6,829	0.90%
Stockholders’ Equity	84,680	9.83%	90,933	11.34%	83,625	11.01%
Total Liabilities & Stockholders’ Equity	$861,733	100.00%	$802,043	100.00%	$760,089	100.00%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)
	2013			2012			2011

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Assets	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Loans 1	$469,486	$23,911	5.09%	$435,821	$23,277	5.34%	$430,440	$24,581	5.71%

Loan Fees	—	1,253	0.27%	—	1,123	0.26%	—	821	0.19%

Total Loans, Including
Loan Fees	469,486	25,164	5.36%	435,821	24,400	5.60%	430,440	25,402	5.90%

Due From Banks	144,280	431	0.30%	124,151	359	0.29%	133,935	339	0.25%

Investment Securities:
Taxable	180,760	2,710	1.50%	172,258	3,042	1.77%	122,961	2,610	2.12%

Non-taxable2	9,918	397	4.00%	10,497	413	3.93%	10,389	430	4.14%

Total Investment Securities	190,678	3,107	1.63%	182,755	3,455	1.89%	133,350	3,040	2.28%

Other Earning Assets	3,682	157	4.26%	3,433	45	1.31%	2,992	9	0.30%

Total Earning Assets	$808,126	$28,859	3.57%	$746,160	$28,259	3.79%	$700,717	$28,790	4.11%

Cash and Due from Banks	16,971			16,260			15,675

Premises and Equipment	7,653			8,030			8,088

Other Real Estate Owned	400			962			2,310

Interest Receivable
and Other Assets	28,583			30,631			33,299

Total Assets	$861,733			$802,043			$760,089

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.
2. Interest income and yields on tax-exempt securities are not presented on a tax equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2013			2012			2011

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
Liabilities and	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Stockholders' Equity	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$196,825	$264	0.13%	$169,475	$306	0.18%	$152,764	$351	0.23%

Savings & MMDAs	228,748	597	0.26%	217,031	692	0.32%	208,219	874	0.42%

Time Certificates	89,803	404	0.45%	98,843	663	0.67%	104,981	924	0.88%

Total Interest-Bearing Deposits	515,376	1,265	0.25%	485,349	1,661	0.34%	465,964	2,149	0.46%

Borrowed Funds	—	—	—	3,443	141	4.10%	9,136	327	3.58%

Total Interest-Bearing
Deposits and Funds	515,376	1,265	0.25%	488,792	1,802	0.37%	475,100	2,476	0.52%

Demand Deposits	253,487	—	—	215,062	—	—	194,535	—	—

Total Deposits and
Borrowed Funds	768,863	$1,265	0.16%	703,854	$1,802	0.26%	669,635	$2,476	0.37%

Interest payable and
Other Liabilities	8,190			7,256			6,829

Stockholders’ Equity	84,680			90,933			83,625

Total Liabilities and
Stockholders’ Equity	$861,733			$802,043			$760,089

Net Interest Income and
Net Interest Margin 1		$27,594	3.41%		$26,457	3.55%		$26,314	3.76%

Net Interest Spread 2			3.32%			3.42%			3.59%

1.  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2013 over 2012 and 2012 over 2011.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2013 Over 2012			2012 Over 2011
		Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change

Increase (decrease) in
Interest Income:

Loans	$1,752	$(1,118)	$634	$304	$(1,608)	$(1,304)

Loan Fees	130	—	130	302	—	302

Due From Banks	60	12	72	(27)	47	20

Investment Securities	144	(492)	(348)	995	(580)	415

Other Assets	3	109	112	1	35	36

	$2,089	$(1,489)	$600	$1,575	$(2,106)	$(531)

Decrease in
Interest Expense:

Deposits:
Interest-Bearing
Transaction Deposits	$47	$(89)	$(42)	$36	$(81)	$(45)

Savings & MMDAs	37	(132)	(95)	35	(217)	(182)

Time Certificates	(57)	(202)	(259)	(51)	(210)	(261)

Borrowed Funds	(71)	(70)	(141)	(228)	42	(186)

	$(44)	$(493)	$(537)	$(208)	$(466)	$(674)

Increase in
Net Interest Income:	$2,133	$(996)	$1,137	$1,783	$(1,640)	$143

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, of the previous three fiscal years is as follows (dollars in thousands):

	2013	2012	2011
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$—	$1,005	$2,314
Securities of U.S. Government
Agencies and Corporations	52,685	28,305	37,014
Obligations of State &
Political Subdivisions	27,387	28,786	20,617
Collateralized Mortgage Obligations	5,405	8,278	—
Mortgage-Backed Securities	87,792	118,117	100,296

Total Investments	$173,269	$184,491	$160,241

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2013.  The yields on tax-exempt securities are shown on a tax equivalent basis.
Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
Securities of U.S. Government
Agencies and Corporations	14,073	0.79%	25,155	1.14%	13,457	1.48%
Obligations of State &
Political Subdivisions	561	5.88%	3,878	3.15%	17,410	4.90%
Collateralized Mortgage Obligations OObligtionObligations OObligations OObligations	—	—	5,405	1.90%	—	—
Mortgage-Backed Securities	1	6.04%	87,791	1.85%	—	—

TOTAL	$14,635	0.99%	$122,229	1.75%	$30,867	3.41%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
Securities of U.S. Government
Agencies and Corporations	—	—	52,685	1.13%
Obligations of State &
Political Subdivisions	5,538	4.81%	27,387	4.66%
Collateralized Mortgage Obligations	—	—	5,405	1.90%
Mortgage-Backed Securities	—	—	87,792	1.85%

TOTAL	$5,538	4.81%	$173,269	2.08%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2013		2012		2011

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$110,644	21.5%	$88,810	19.8%	$91,914	20.7%
Commercial Real Estate	235,296	45.7%	188,426	42.0%	175,793	39.7%
Agriculture	51,730	10.0%	52,747	11.8%	52,064	11.8%
Residential Mortgage	52,809	10.3%	51,266	11.4%	51,586	11.6%
Residential Construction	10,444	2.0%	7,586	1.7%	7,492	1.7%
Consumer	54,079	10.5%	59,393	13.3%	64,150	14.5%
	515,002		448,228		442,999
Allowance for loan losses	(9,353)		(8,554)		(10,408)
Net deferred origination
fees and costs	1,201		775		198
TOTAL	$506,850	100.0%	$440,449	100.0%	$432,789	100.0%

	2010		2009

	Balance	Percent	Balance	Percent

Commercial	$82,815	18.3%	$93,581	19.2%
Commercial Real Estate	186,405	41.1%	200,591	41.3%
Agriculture	53,040	11.7%	55,091	11.3%
Residential Mortgage	52,347	11.5%	53,918	11.1%
Residential Construction	10,246	2.3%	17,060	3.5%
Consumer	68,374	15.1%	66,305	13.6%
	453,227		486,546
Allowance for loan losses	(11,039)		(11,916)
Net deferred origination
fees and costs	(173)		(252)
TOTAL	$442,015	100.0%	$474,378	100.0%

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

As shown in the comparative figures for loan mix during 2013 and 2012, total loans increased as a result of increases in commercial, commercial real estate loans, residential mortgage, and residential construction loans, which were partially offset by decreases in agriculture loans and consumer loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2013 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$14,542	$60,736	$75,278
After one year through five years	64,927	42,306	107,233
After five years	70,097	262,394	332,491

Total	$149,566	$365,436	$515,002

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

The following tables summarize the Company’s non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2013, 2012, and 2011.

	At December 31, 2013			At December 31, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Residential mortgage	$2,166	$—	$2,166	$2,095	$—	$2,095
Residential construction	93	—	93	—	—	—
Commercial real estate	2,607	200	2,407	1,879	—	1,879
Agriculture	1,590	—	1,590	—	—	—
Commercial	2,609	202	2,407	2,853	73	2,780
Consumer	505	23	482	441	50	391
Total non-accrual loans	$9,570	$425	$9,145	$7,268	$123	$7,145

	At December 31, 2011
	Gross	Guaranteed	Net

Residential mortgage	$1,334	$—	$1,334
Residential construction	48	—	48
Commercial real estate	3,071	—	3,071
Agriculture	992	—	992
Commercial	2,905	62	2,843
Consumer	360	—	360
Total non-accrual loans	$8,710	$62	$8,648

Non-accrual loans amounted to $9,570,000 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166,000, two residential construction loans totaling $93,000, nine commercial real estate loans totaling $2,607,000, three agricultural loans totaling $1,590,000, nine commercial loans totaling $2,609,000 and five consumer loans totaling $505,000.  Non-accrual loans amounted to $7,268,000 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095,000, five commercial real estate loans totaling $1,879,000, eleven commercial loans totaling $2,853,000 and seven consumer loans totaling $441,000.  Non-accrual loans amounted to $8,710,000 at December 31, 2011 and were comprised of four residential mortgage loans totaling $1,334,000, one residential construction loan totaling $48,000, six commercial real estate loans totaling $3,071,000, one agricultural loan totaling $992,000, twelve commercial loans totaling $2,905,000 and five consumer loans totaling $360,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of December 31, 2013, totaled approximately $4,587,000 or 48% of total non-accrual loans and consisted of two residential mortgage loans totaling $1,323,000, supported by residential property located within the Company’s market area, one commercial real estate loan totaling $1,099,000, supported by commercial properties located within the Company’s market area, one agricultural loan totaling $626,000, supported by real property located within the Company’s market area, and one commercial and industrial loan totaling $1,539,000, supported by the business assets of the borrower.  The collateral securing all of these loans is generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2012, totaled approximately $4,889,000 or 67% of total non-accrual loans and consisted of two residential mortgage loans totaling $1,466,000, supported by residential property located within the Company’s market area, two commercial real estate loans totaling $1,665,000, supported by commercial properties located within the Company’s market area, and one commercial and industrial loan totaling $1,758,000, supported by the business assets of the borrower.

If interest on non-accrual loans had been accrued, such interest income would have approximated $501,000, $766,000, and $906,000 during the years ended December 31, 2013, 2012, and 2011, respectively.  Income actually recognized for these loans approximated $0, $24,000, and $408,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2013, 2012, and 2011 consisting of loans on non-accrual status totaled $9,570,000, $7,268,000, and $8,710,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $9,187,000, $6,113,000, and $9,516,000 at December 31, 2013, 2012, and 2011, respectively.   Performing impaired loans consist of loans modified as troubled debt restructurings totaling $6,750,000 and other impaired loans totaling $2,437,000 which the Company expects to collect all principal and interest due and are performing satisfactorily.  Additionally, these loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing at December 31, 2013, 2012, and 2011.

As the following table illustrates, total non-performing assets which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $938,000, or 11.4% to $9,145,000 from December 31, 2012 and decreased $1,766,000 or 17.7%at December 31, 2012 from December 31, 2011.  Non-performing assets net of guarantees represent 1.0%, 1.0%, and 1.3% of total assets at December 31, 2013, 2012, and 2011, respectively.  The Bank’s management believes that the $9,570,000 in non-accrual loans are appropriately reflected at their net realizable value at December 31, 2013.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2013			At December 31, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$9,570	$425	$9,145	$7,268	$123	$7,145
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	9,570	425	9,145	7,268	123	7,145
Other real estate owned	—	—	—	1,062	—	1,062
Total non-performing assets	9,570	425	9,145	8,330	123	8,207
Non-performing loans to total loans			1.8%			1.6%
Non-performing assets to total assets			1.0%			1.0%
Allowance for loan and lease losses to non-performing loans			102.3%			119.7%

	At December 31, 2011
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$8,710	$62	$8,648
Loans 90 days past due and still accruing	—	—	—
Total non-performing loans	8,710	62	8,648
Other real estate owned	1,325	—	1,325
Total non-performing assets	10,035	62	9,973
Non-performing loans to total loans			2.0%
Non-performing assets to total assets			1.3%
Allowance for loan and lease losses to non-performing loans			120.4%

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

OREO amounted to $0, $1,062,000, and $1,325,000 for the periods ended December 31, 2013, 2012, and 2011, respectively.  The decrease in OREO loans at December 31, 2013 from the balance at December 31, 2012 was due to the disposition of one residential construction property, one agricultural property, and one commercial real estate property.

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

Excluding the non-performing loans cited previously, loans totaling $19,378,000 and $19,424,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2013 and 2012, respectively.  Of these loans, loans totaling $18,241,000 and $17,503,000 are adequately collateralized or guaranteed, in management’s opinion, and the remaining loans totaling $1,138,000 and $1,921,000 may have some loss potential which management believes is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2013 and 2012 respectively.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2013 and 2012 was 1.81% and 1.91%, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considers the $9,353,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2013.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
	2013	2012	2011	2010	2009

Balance at Beginning of Year	$8,554	$10,408	$11,039	$11,916	$14,435
Provision for Loan Losses	1,200	3,276	5,138	4,914	10,489
Loans Charged-Off:
Commercial	(168)	(3,498)	(2,381)	(1,930)	(4,518)
Commercial Real Estate	(17)	(375)	(2,000)	(1,491)	(1,685)
Agriculture	(1)	(116)	(860)	(736)	(5,043)
Residential Mortgage	(333)	(864)	(272)	(715)	(124)
Residential Construction	(127)	(167)	(197)	(830)	(2,433)
Consumer	(572)	(875)	(932)	(914)	(490)

Total Charged-Off	(1,218)	(5,895)	(6,642)	(6,616)	(14,293)

Recoveries:
Commercial	377	306	185	540	322
Commercial Real Estate	51	—	288	1	355
Agriculture	3	4	142	78	5
Residential Mortgage	157	—	11	22	—
Residential Construction	45	341	71	6	370
Consumer	184	114	176	178	233

Total Recoveries	817	765	873	825	1,285

Net (Charge-Offs) Recoveries	(401)	(5,130)	(5,769)	(5,791)	(13,008)

Balance at End of Year	$9,353	$8,554	$10,408	$11,039	$11,916

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(0.09%)	(1.18%)	(1.34%)	(1.27%)	(2.65%)
Allowance as a percentage of Total Loans	1.81%	1.91%	2.35%	2.44%	2.45%
Allowance as a percentage of
Non-performing loans	102.3%	119.7%	120.4%	90.5%	69.3%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the Loan Portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):
	December 31, 2013			December 31, 2012			December 31, 2011

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans
Loan Type:

Commercial	$3,199	34.2%	21.2%	$2,899	33.9%	19.5%	$3,598	34.6%	20.4%
Commercial Real Estate	2,290	24.5%	46.0%	1,723	20.1%	42.4%	1,747	16.8%	40.2%
Agriculture	557	6.0%	10.1%	915	10.7%	11.8%	1,934	18.6%	11.6%
Residential Mortgage	1,216	13.0%	10.2%	1,148	13.4%	11.4%	1,135	10.9%	11.7%
Residential Construction	441	4.7%	2.0%	724	8.5%	1.6%	1,198	11.5%	1.5%
Consumer	1,023	10.9%	10.5%	1,110	13.0%	13.3%	796	7.6%	14.6%
Unallocated	627	6.7%	—	35	0.4%	—	—	—	—

Total	$9,353	100.0%	100.0%	$8,554	100.0%	100.0%	$10,408	100.0%	100.0%

	December 31, 2010			December 31, 2009

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans
Loan Type:

Commercial	$3,761	34.1%	17.9%	$4,036	33.9%	18.8%
Commercial Real Estate	1,957	17.7%	41.7%	2,706	22.7%	41.7%
Agriculture	2,141	19.4%	11.5%	1,681	14.1%	11.2%
Residential Mortgage	830	7.5%	11.7%	735	6.2%	11.2%
Residential Construction	1,719	15.6%	1.9%	1,611	13.5%	3.2%
Consumer	556	5.0%	15.3%	506	4.2%	13.9%
Unallocated	75	0.7%	—	641	5.4%	—

Total	$11,039	100.0%	100.0%	$11,916	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2013		2012		2011
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$253,487	—	$215,062	—	$194,535	—

Interest-Bearing Demand (NOW)	$196,825	0.13%	$169,475	0.18%	$152,764	0.23%

Savings and MMDAs	$228,748	0.26%	$217,031	0.32%	$208,219	0.42%

Time	$89,803	0.45%	$98,843	0.67%	$104,981	0.88%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2013:

Three months or less	$14,534

Over three months through twelve months	29,231

Over twelve months	12,354

Total	$56,119

Short-Term Borrowings

The Company had no secured borrowings from the U.S. Treasury and no Federal Funds purchased at December 31, 2013 and December 31, 2012.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2013, the Company had collateral borrowing capacity from the FHLB of $165,334,000.  The Company also has unsecured formal lines of credit totaling $37,000,000 with correspondent banks.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2013 and 2012.  Average outstanding balances of long-term borrowings, which consisted of FHLB advances, were $0 and $3,443,000, respectively, during 2013 and 2012.  The weighted average interest rate paid was 0% in 2013 and 4.10% in 2012.

Overview

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net income available to common shareholders for the year ended December 31, 2013, was $4.7 million, representing an increase of $1.2 million, or 34.3% increase, compared to net income available to common shareholders of $3.5 million for the year ended December 31, 2012.  The increase in net income available to common shareholders is principally attributable to a $0.6 million increase in interest income, $0.5 million decrease in interest expense, and $2.1 million decrease in provision for loan loss, which was partially offset by a $1.2 million increase in other operating expenses and a $1.1 million increase in provision for income tax.

Total assets increased by $66.2 million, or 8.0%, to $897.7 million as of December 31, 2013 compared to $831.5 million at December 31, 2012.  The increase in total assets was mainly due to a $15.9 million increase in cash and $63.1 million increase in net loans (including loans held-for-sale), which was partially offset by an $11.2 million decrease in investment securities and $1.1 million decrease in other real estate owned.  Total deposits increased $73.0 million, or 10.0%, to $803.8 million as of December 31, 2013 compared to $730.8 million at December 31, 2012.

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

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period.  The $1,137,000 increase in the Bank’s net interest income in 2013 from 2012 was due to the effects of higher loan volumes, higher loan fees, lower deposit rates, lower time deposit volumes and lower borrowed funds volumes, which was partially offset by lower loan interest rates, lower investment securities rates, higher interest-bearing transaction deposit volumes, higher savings volumes and higher money market account volumes.  The $143,000 increase in the Bank’s net interest income in 2012 from 2011 was due to the effects of higher loan volumes, higher loan fees, higher investment securities volumes, lower deposit rates, lower time deposit volumes and lower borrowed funds volumes, which was partially offset by lower interest rates, lower investment securities rates, higher interest-bearing transaction deposit volumes, higher savings volumes and higher money market account volumes.  Continued lower interest rates have been affected by the FRB’s pursuit of a variety of monetary measures designed to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate. In December 2013, the FRB announced that in light of the improving outlook for labor market conditions and other economic indicators, the FRB would begin in January 2014 reducing the rate at which it would acquire U.S. Treasury and federal agency backed securities. However, the agency noted that the pace of such asset purchases in the future would be contingent on the agency's outlook for the labor market and inflation and other factors. The agency further noted that it currently anticipates that it will sustain its current very low target rate for the federal funds rate until the U.S. unemployment rate declines below 6.5 percent.  The “Analysis of Changes in Interest Income and Interest Expense” set forth on page 37 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume.  Another factor that affected the net interest income was the average earning asset to average total asset ratio.  This ratio was 93.8% in 2013, 93.0% in 2012, and 92.2% in 2011.

The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.  Additionally, state and federal tax policies can impact banking organizations.

Interest income on loans (including loan fees) was $25,164,000 for 2013, representing an increase of $764,000, or 3.1%, from $24,400,000 for 2012.  This compared to a decrease in 2012 of $1,002,000, or 3.9%, from $25,402,000 for 2011.  The increase in interest income on loans in 2013 over 2012 was the result of a 7.72% increase in loan volume and an increase of approximately $130,000 in loan fees, which was partially offset by a 25 basis point decrease in loan yields.  Loan fee comparisons were impacted by a net decrease in deferred loan fees and costs of $427,000 in 2013 and a net decrease of $577,000 in 2012.

There were no Federal Funds sold at December 31, 2013 and December 31, 2012.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.

Average outstanding due from interest bearing accounts fluctuated during this period, ranging from $144,280,000 in 2013 to $124,151,000 in 2012 and $133,935,000 in 2011.  At December 31, 2013, due from interest bearing accounts were $156,607,000.  As with Federal Funds, due from interest bearing accounts are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Due from interest bearing account yields were 0.30%, 0.29%, and 0.25% for 2013, 2012, and 2011, respectively.

The average total level of investment securities increased $7,923,000 in 2013 to $190,678,000 from $182,755,000 in 2012 and increased $49,405,000 in 2012 to $182,755,000 from $133,350,000 in 2011.  The level of interest income attributable to investment securities decreased to $3,107,000 in 2013 from $3,455,000 in 2012 and increased to $3,455,000 in 2012 from $3,040,000 in 2011, due to the effects of interest rates and volume.  The Bank’s strategy in recent years emphasized the use of the investment portfolio to partially offset the Bank’s decreased loan volume.  In the future, as loan volume increases, the Bank intends to decrease the reinvestment of maturing securities.  Investment securities yields were 1.63%, 1.89%, and 2.28% for 2013, 2012, and 2011, respectively.

Total interest expense decreased to $1,265,000 in 2013 from $1,802,000 in 2012, and decreased to $1,802,000 in 2012 from $2,476,000 in 2011, representing a 29.8% decrease in 2013 over 2012 and a 27.2% decrease in 2012 over 2011.  The decrease in total interest expense was due to decreases in interest rates paid on deposits, decreases in the volume of time deposits and decreases in the volume of borrowed funds, which was partially offset by increases in the volume of interest-bearing transaction deposits and savings and money market accounts.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2013		2012		2011

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$253,487	33.0%	$215,062	30.7%	$194,535	29.5%

Interest-Bearing Demand (NOW)	196,825	25.6%	169,475	24.2%	152,764	23.1%

Savings and MMDAs	228,748	29.7%	217,031	31.0%	208,219	31.5%

Time	89,803	11.7%	98,843	14.1%	104,981	15.9%

Total	$768,863	100.0%	$700,411	100.0%	$660,499	100.0%

The three years ended December 31, 2013 have been characterized by decreasing interest rates.  Loan rates and deposit rates decreased in 2013, 2012 and 2011.  The net spread between the rate for total earning assets and the rate for interest-bearing deposits and borrowed funds decreased 10 basis points in the period from 2013 to 2012 and 17 basis points in the period from 2012 to 2011.

The Bank’s net interest margin (net interest income divided by average earning assets) was 3.41% in 2013, 3.55% in 2012, and 3.76% in 2011.  The decrease in net interest margin was due to decreasing loan and investment rates which was only partially offset by lower deposit rates.  Going forward into the first half of 2014, it is Bank management’s belief that there will be continued downward pressure on net interest margin due to the unstable rate environment.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses decreased to $1,200,000 in 2013 from $3,276,000 in 2012, primarily as a result of decreased charge-offs and improved credit quality.  The amount of loans charged-off decreased in 2013 to $1,218,000 from $5,895,000 in 2012, and recoveries increased to $817,000 in 2013 from $765,000 in 2012.  The decrease in charge-offs was due to a decrease in charge-offs of all loan categories:  commercial, commercial real estate loans, agriculture loans, residential mortgage loans, residential construction loans, and consumer loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2013 was 1.81% compared to 1.91% at December 31, 2012.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more was 102% at December 31, 2013 compared to 120% at December 31, 2012.

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

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held-for-sale, gains on other real estate owned, and other income.  Service charges on deposit accounts decreased $232,000 in 2013 over 2012 and decreased $117,000 in 2012 over 2011.  The decrease in 2013 was due, for the most part, to a decrease in service charges assessed on regular and business checking accounts.  Realized gains on sale of investment securities decreased $4,000 in 2013 over 2012 and decreased $922,000 in 2012 over 2011.  The decrease in 2013 was primarily due to a decrease in the number of securities sold.  Net realized gains on loans held-for-sale decreased $1,124,000 in 2013 over 2012 and increased $1,482,000 in 2012 over 2011.  The decrease in 2013 was due, for the most part, to decreased sales volume of loans held-for-sale.  Gains on sales of other real estate owned decreased $16,000 in 2013 over 2012 and decreased $224,000 in 2012 over 2011.  The decrease in 2013 was primarily due to a decrease in the number of other real estate owned property sold.  Other income increased $1,234,000 in 2013 over 2012 and decreased $159,000 in 2012 over 2011.  The increase in 2013 was due, for the most part, to increases in investment & brokerage income, loan servicing income, fiduciary activities income, signature based transaction fees, and other miscellaneous income, which was partially offset by decreases in mortgage brokerage income and ATM fees.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising and other expenses.  Other operating expenses increased to $27,456,000 in 2013 from $26,254,000 in 2012, and decreased to $26,254,000 in 2012 from $26,762,000 in 2011, representing an increase of $1,202,000, or 4.6% in 2013 over 2012, and a decrease of $508,000, or 1.9% in 2012 over 2011.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:
	2013 over 2012		2012 over 2011

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$1,196	7.7%	$683	4.6%
Occupancy and Equipment	229	8.1%	(192)	(6.3%)
Data Processing	(20)	(1.2%)	(40)	(2.4%)
Stationery and Supplies	6	1.7%	36	11.3%
Advertising	1	0.3%	(203)	(35.2%)
Directors Fees	(1)	(0.5%)	(19)	(7.9%)
OREO Expense and Impairment	(143)	(92.3%)	(620)	(80.0%)
Other Expense	(66)	(1.3%)	(153)	(2.9%)

Total	$1,202	4.6%	$(508)	(1.9%)

In 2013, salaries and employee benefits increased $1,196,000 to $16,802,000 from $15,606,000 for 2012.  This increase was primarily due to increases in regular salaries expense, contingent compensation expense, and profit sharing expense, which was partially offset by a decrease in commissions expense.  The increase in regular salaries expense was due to current year salary increases.  The increase in contingent compensation and profit sharing expense was due to increased performance results of the Company.  The decrease in commissions expense was due to a decrease in real estate mortgage and investment services activity.  The increase in occupancy and equipment expense was primarily due to increases in rent expense and service contracts.  The increase in rent expense was primarily due to the opening of a new commercial loan office.  The decrease in data processing expense was primarily due to better pricing on service contracts.  The decrease in OREO expense and impairment was due to a decrease in write-downs and maintenance expenses related to foreclosed real estate properties.  The decrease in other expenses was primarily due to decreases in legal expenses and loan collection expenses, which was partially offset by increases in consulting fees and signature based transaction fees.

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

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings.  In 2013, tax expense increased $1,131,000 to $2,854,000 from $1,723,000 for 2012.  The increase was primarily attributable to an increase in taxable income.  In 2012, tax expense increased $591,000 to $1,723,000 from $1,132,000 for 2011.  The increase was primarily attributable to an increase in taxable income.  Non-taxable municipal bond income was $397,000, $413,000, and $430,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Liquidity, Contractual Obligations, Commitments, Off-Balance Sheet Arrangements and Capital Resources

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available-for-sale investment portfolio.  As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2013, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 63.2% on December 31, 2013, 60.9% on December 31, 2012, and 64.2% on December 31, 2011.  At December 31, 2013 and 2012, the Bank’s ratio of core deposits to total assets was 83.3% and 81.1%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits under $100,000.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  The Bank’s liquidity position increased in 2013; management believes that the Bank’s liquidity position was adequate.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2013, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits of $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was (12.97%), compared to (12.43%) in 2012.  This ratio indicated at December 31, 2013, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

The Company has various financial obligations, including contractual obligations and commitments that will require future cash payments.  The following table presents, as of December 31, 2013, the Company’s significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$714,201	$714,201	$—	$—	$—
Certificates of Deposit (a)	89,586	72,595	12,915	4,076	—
Operating Leases	3,577	1,006	1,309	498	764
Purchase Obligations	1,574	1,574	—	—	—
Total	$808,938	$789,376	$14,224	$4,574	$764

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

The following table details the amounts and expected maturities of commitments as of December 31, 2013 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$70,634	$61,159	$7,096	$1,157	$1,222
Commercial Real Estate	14,082	4,488	904	95	8,595
Agriculture	28,411	20,405	5,569	75	2,362
Residential Mortgage	17	—	—	—	17
Residential Construction	4,763	4,763	—	—	—
Consumer	54,656	15,077	3,806	9,385	26,388
Commitments to sell loans	3,209	3,209	—	—	—
Standby Letters of Credit	2,489	2,489	—	—	—
Total	$178,261	$111,590	$17,375	$10,712	$38,584
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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows (amounts in thousands):

	2013	2012

Undisbursed loan commitments	$172,563	$159,329
Standby letters of credit	2,489	2,376
Commitments to sell loans	3,209	7,480

	$178,261	$169,185

The Bank expects its liquidity position to remain strong in 2014 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year, but with the overall trend being favorable.  While the Bank did not experience an outflow of deposits in 2013, the potential of outflows still exists if the stock market values continue to improve.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2014.

Capital

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2013, stockholders’ equity totaled $84.9 million, a decrease of $7.4 million from $92.3 million at December 31, 2012.  The decrease was primarily due to the redemption from the U.S. Treasury of $10.0 million of the $22.8 million in preferred stock, dividends paid on preferred stock of $0.7 million, and other comprehensive loss of $2.2 million, which was partially offset by net income of $5.4 million and a 2% stock dividend of $1.0 million.  Other comprehensive loss of $2.2 million consists of unrealized losses on investment securities available-for-sale and retirement plan equity adjustments.  Also affecting capital in 2013 was paid in capital in the amount of $0.2 million resulting from employee stock purchases and stock plan accruals.  The Bank’s Tier 1 Leverage Capital ratio was 9.1% and 10.0% at December 31, 2013 and December 31, 2012, respectively.  See the section entitled “Bank Regulation and Supervision” beginning on page 8.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting	Page 57

Report of Independent Registered Public Accounting Firm	Page 58

Consolidated Balance Sheets as of December 31, 2013 and 2012	Page 59

Consolidated Statements of Income for Years Ended December 31, 2013, 2012, and 2011	Page 60

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2013, 2012, and 2011	Page 61

Consolidated Statement of Stockholders’ Equity for Years Ended December 31, 2013, 2012, and 2011	Page 62

Consolidated Statements of Cash Flows for Years Ended December 31, 2013, 2012, and 2011	Page 63

Notes to Consolidated Financial Statements	Page 64

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2013.

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

March 17, 2014

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northern Community Bancorp and subsidiary as of December 31, 2013 and 2012, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Stockton, California
March 17, 2014

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2013 and 2012
(in thousands, except shares and share amounts)

	2013	2012
Assets
Cash and cash equivalents	$177,254	$161,359
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $28,773 at December 31, 2013 and $32,227 at December 31, 2012)	173,269	184,491
Loans (net of allowance for loan losses of $9,353 at December 31, 2013 and $8,554 at December 31, 2012)	506,850	440,449
Loans held-for-sale	1,263	4,559
Stock in Federal Home Loan Bank and other equity securities, at cost	3,717	3,607
Premises and equipment, net	7,418	7,839
Other real estate owned	—	1,062
Interest receivable and other assets	27,898	28,117

Total Assets	$897,669	$831,483

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$274,831	$230,743
Interest-bearing transaction deposits	207,879	184,900
Savings and MMDAs	231,491	223,078
Time, under $100,000	33,467	35,617
Time, $100,000 and over	56,119	56,473

Total Deposits	803,787	730,811

Interest payable and other liabilities	8,974	8,347

Total Liabilities	812,761	739,158

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par value; $1,000 per share liquidation preference, 22,847 shares authorized; 12,847 shares issued and outstanding at December 31, 2013 and 22,847 shares issued and outstanding at December 31, 2012	12,847	22,847
Common stock, no par value; 16,000,000 shares authorized; 9,495,674 and 9,272,668 shares issued and outstanding at December 31, 2013 and 2012, respectively	64,584	63,410
Additional paid-in capital	977	977
Retained earnings	7,573	3,917
Accumulated other comprehensive (loss) income, net	(1,073)	1,174
Total Stockholders’ Equity	84,908	92,325

Total Liabilities and Stockholders’ Equity	$897,669	$831,483

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts)
	2013	2012	2011
Interest and dividend income:
Interest and fees on loans	$25,164	$24,400	$25,402
Due from banks interest bearing accounts	431	359	339
Investment securities:
Taxable	2,710	3,042	2,610
Non-taxable	397	413	430
Other earning assets	157	45	9
Total interest and dividend income	28,859	28,259	28,790
Interest expense:
Time deposits $100,000 and over	268	465	687
Other deposits	997	1,196	1,462
Other borrowings	—	141	327
Total interest expense	1,265	1,802	2,476
Net interest income	27,594	26,457	26,314
Provision for loan losses	1,200	3,276	5,138
Net interest income after provision
for loan losses	26,394	23,181	21,176
Other operating income:
Service charges on deposit accounts	2,466	2,698	2,815
Net gain on sale of available-for-sale securities	4	8	930
Net gain on sale of loans held-for-sale	1,213	2,337	855
Net gain on sale of other real estate owned	1	17	241
Other income	5,616	4,382	4,541
Total other operating income	9,300	9,442	9,382
Other operating expenses:
Salaries and employee benefits	16,802	15,606	14,923
Occupancy and equipment	3,068	2,839	3,031
Data processing	1,624	1,644	1,684
Stationery and supplies	361	355	319
Advertising	374	373	576
Directors fees	221	222	241
Other real estate owned expense and impairment	12	155	775
Other expense	4,994	5,060	5,213
Total other operating expenses	27,456	26,254	26,762
Income before provision for income tax	8,238	6,369	3,796
Provision for income tax	2,854	1,723	1,132
Net income	5,384	4,646	2,664
Preferred stock dividends and accretion	(677)	(1,139)	(1,399)
Net income available to common shareholders	$4,707	$3,507	$1,265
Basic income per share	$0.49	$0.36	$0.13
Diluted income per share	$0.48	$0.36	$0.13

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011 (in thousands)
	2013	2012	2011
Net income	$5,384	$4,646	$2,664
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the current period, net of tax effect of ($1,646), $722, and $1,193 for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively	(2,471)	1,081	1,791
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of ($2), ($3), and ($372) for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively	(2)	(5)	(558)
Officers’ retirement plan equity adjustments, net of tax effect of $125, ($110), and ($91) for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively	188	(166)	(136)
Directors’ retirement plan equity adjustments, net of tax effect of $25, ($0), and ($27) for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively	38	1	(41)
Total other comprehensive (loss) income, net of tax effect of ($1,498), $609, and $703 for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively	(2,247)	911	1,056
Comprehensive income	$3,137	$5,557	$3,720

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share data)

						Retained	Accumulated
					Additional	Earnings /	Other
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Income/(Loss)	Total

Balance at December 31, 2010	17,390	$16,944	9,103,158	$62,869	$977	$(401)	$(793)	$79,596
Net income						2,664		2,664
Other comprehensive income, net of tax							1,056	1,056
Issuance of preferred stock	22,847	22,847						22,847
Redemption of preferred stock	(17,390)	(17,390)						(17,390)
Repurchase of common stock warrants				(375)				(375)
Dividend on preferred stock						(953)		(953)
Discount accretion on preferred stock		446				(446)		—
Stock-based compensation and related tax benefits				152				152
Common shares issued			41,840	105				105
Balance at December 31, 2011	22,847	$22,847	9,144,998	$62,751	$977	$864	$263	$87,702
Net income						4,646		4,646
Other comprehensive income, net of tax							911	911
1% stock dividend			91,052	451		(451)		—
Dividend on preferred stock						(1,139)		(1,139)
Cash in lieu of fractional shares						(3)		(3)
Stock-based compensation and related tax benefits				115				115
Common shares issued			36,618	93				93
Balance at December 31, 2012	22,847	$22,847	9,272,668	$63,410	$977	$3,917	$1,174	$92,325
Net income						5,384		5,384
Other comprehensive loss, net of tax							(2,247)	(2,247)
Redemption of preferred stock	(10,000)	(10,000)						(10,000)
2% stock dividend			185,291	1,047		(1,047)		—
Dividend on preferred stock						(677)		(677)
Cash in lieu of fractional shares			(159)			(4)		(4)
Stock-based compensation and related tax benefits				157				157
Tax deficiency related to expired, vested non-qualified stock options				(106)				(106)
Common shares issued			37,874	76				76
Balance at December 31, 2013	12,847	$12,847	9,495,674	$64,584	$977	$7,573	$(1,073)	$84,908

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(in thousands)
	2013	2012	2011
Cash flows from operating activities:
Net income	$5,384	$4,646	$2,664
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	1,200	3,276	5,138
Stock plan accruals	157	115	152
Depreciation and amortization of bank premises and equipment	692	699	733
Accretion and amortization, net	3,298	3,342	1,802
Net gain on sale/call of available-for-sale securities	(4)	(8)	(930)
Net gain on sale of loans held-for-sale	(1,213)	(2,337)	(855)
Net gain on sale of other real estate owned	(1)	(17)	(241)
Impairment on other real estate owned	10	71	572
Net gain on sale of bank premises and equipment	—	(4)	(159)
Provision for deferred income taxes	1,665	1,055	920
Valuation adjustment on mortgage servicing rights	(536)	189	2
Proceeds from sales of loans held-for-sale	66,910	90,729	45,771
Originations of loans held-for-sale	(62,401)	(90,119)	(45,403)
Decrease in deferred loan origination fees and costs, net	(426)	(577)	(371)
Decrease (increase) in interest receivable and other assets	482	2,692	(2,023)
Increase in interest payable and other liabilities	1,003	582	361
Net cash provided by operating activities	16,220	14,334	8,133
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	15,060	25,805	33,055
Proceeds from sales of available-for-sale securities	—	1,492	30,916
Principal repayments on available-for-sale securities	33,578	32,097	17,632
Purchase of available-for-sale securities	(44,831)	(85,183)	(133,316)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(110)	(532)	(252)
Net (increase) decrease in loans	(66,635)	(12,552)	1,262
Purchases of bank premises and equipment, net	(271)	(480)	(593)
Proceeds from sales of other real estate owned	513	2,402	4,223
Net cash used in investing activities	(62,696)	(36,951)	(47,073)
Cash flows from financing activities:
Net increase in deposits	72,976	51,853	38,700
Proceeds from issuance of preferred stock	—	—	22,847
Redemption of preferred stock	(10,000)	—	(17,390)
Redemption of common stock warrants	—	—	(375)
Increase in FHLB advances and other borrowings	—	—	62,729
Decrease in FHLB advances and other borrowings	—	(7,000)	(66,258)
Dividends on preferred stock	(677)	(1,139)	(953)
Cash dividends paid in lieu of fractional shares	(4)	(3)	—
Common stock issued	76	93	105
Net cash provided by financing activities	62,371	43,804	39,405
Net increase in cash and cash equivalents	15,895	21,187	465
Cash and cash equivalents at beginning of year	161,359	140,172	139,707
Cash and cash equivalents at end of year	$177,254	$161,359	$140,172

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011 (in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (“Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, and Contra Costa Counties.  All intercompany transactions between the Company and the Bank have been eliminated in consolidation.  The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank.  Yolano Realty Corporation was formed in September, 2009 for the purpose of managing selected other real estate owned properties.

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

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes consideration regarding the duration and severity of impairment, the credit quality of the issuer and a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.  Other-than-temporary impairment is recognized in earnings if one of the following conditions exists:  1) the Company’s intent is to sell the security; 2) it is more likely than not that the Company will be required to sell the security before the impairment is recovered; or 3) the Company does not expect to recover its amortized cost basis.  If, by contrast, the Company does not intend to sell the security and will not be required to sell the security prior to recovery of the amortized cost basis, the Company recognizes only the credit loss component of other-than-temporary impairment in earnings.  The credit loss component is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

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

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term.  Management believes that the allowance for loan losses is adequate at December 31, 2013.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

The Bank held other real estate owned (“OREO”), net of valuation allowance, in the amount of $0 and $1,062 as of December 31, 2013 and 2012, respectively.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2013, 2012, and 2011 for cash proceeds equal to the fair value of the loans.

Mortgage servicing rights (MSR) in loans sold are measured by allocating the previous carrying amount of the transferred assets between the loans sold and retained interest, if any, based on their relative fair value at the date of transfer.  The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets.  The Company measures and reports its residential mortgage servicing assets initially at fair value and amortizes the servicing rights in proportion to, and over the period of, estimated net servicing revenues.  Management assesses servicing rights for impairment as of each financial reporting date.  Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time are each separately reported.

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

	2013	2012	2011

Constant prepayment rate	9.09%	25.58%	19.87%
Discount rate	10.05%	11.05%	11.06%
Weighted average life (years)	7.05	3.41	4.15

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

(l) Share Based Compensation

The Company accounts for stock-based payment transactions whereby the Company receives employee services in exchange for equity instruments, including stock options and restricted stock.  The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over their requisite service period (generally the vesting period).  The fair value of options granted is determined on the date of the grant using a Black-Sholes-Merton pricing model using various assumptions.  The grant date fair value of restricted stock is determined by the closing market price of the day prior to the grant date.  The Company issues new shares of common stock upon the exercise of stock options.  See Note 14 of Notes to Consolidated Financial Statements (page 97).

(m) Earnings Per Share (“EPS”)

Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted shares.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  The number of potential common shares included in annual diluted EPS is a year to date average of the number of potential common shares included in each quarter’s diluted EPS computation under the treasury stock method.  The calculation of weighted average shares includes two classes of the Company’s outstanding common stock:  common stock and restricted stock awards.  Holders of restricted stock also receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  See Note 11 of Notes to Consolidated Financial Statements (page 95).

(n) Advertising costs

Advertising costs were $374, $373, and $576 for the years ended December 31, 2013, 2012, and 2011, respectively.  Advertising costs are expensed as incurred.

(o) Comprehensive Income

Accounting principles generally accepted in the United States require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gain and losses on available-for-sale securities and directors’ and officers’ retirement plans, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

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

In December 2011, FASB issued ASU 2011-11.  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this ASU are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required by those amendments should be provided retrospectively for all comparative periods presented.  The adoption of this update did not have a significant impact on the consolidated financial statements.  In January 2013, FASB issued ASU 2013-01.  This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11.  ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement.  This update has the same effective date as ASU 2011-11.

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

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures.  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Disclosures for a change in accounting principle are required upon transition.  The amendments should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In January, 2014, FASB issued ASU 2014-05, Service Concession Arrangements.  The amendments specify that an operating entity should not account for a service concession arrangement that is within the scope of this ASU as a lease in accordance with Topic 840.  An operating entity should refer to other Topics as applicable to account for various aspects of a service concession arrangement.  The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity.  The amendments in this ASU should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption.  The modified retrospective approach requires the cumulative effect of applying this ASU to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

(r) Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2013 and 2012.  The Bank has met its average reserve requirements during 2013 and 2012 and the minimum required balance at December 31, 2013 and 2012.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2013 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
Securities of U.S. government agencies and corporations	53,960	8	(1,283)	52,685
Obligations of states and political subdivisions	27,528	409	(550)	27,387
Collateralized mortgage obligations	5,359	46	—	5,405
Mortgage-backed securities	87,486	718	(412)	87,792

Total debt securities	$174,333	$1,181	$(2,245)	$173,269

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

Gross realized gains from sales and calls of available-for-sale securities were $4, $20, and $930 for the years ended December 31, 2013, 2012, and 2011, respectively.  Gross realized losses from sales of available-for-sale securities were $0, $12, and $0 for the years ended December 31, 2013, 2012, and 2011, respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2013, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Due in one year or less	$14,663	$14,635
Due after one year through five years	122,489	122,229
Due after five years through ten years	31,595	30,867
Due after ten years	5,586	5,538

	$174,333	$173,269

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $93,196 as of December 31, 2013.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2013, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$46,654	$(1,283)	$—	$—	$46,654	(1,283)
Obligations of states and political subdivisions	11,871	(550)	—	—	11,871	(550)
Mortgage-backed securities	19,155	(243)	6,932	(169)	26,087	(412)

Total	$77,680	$(2,076)	$6,932	$(169)	$84,612	$(2,245)

No decline in value was considered “other-than-temporary” during 2013.  Sixty two securities, all considered investment grade, which had a fair value of $77,680 and a total unrealized loss of $2,076 have been in an unrealized loss position for less than twelve months as of December 31, 2013.  Six securities, all considered investment grade, which had a fair value of $6,932 and a total unrealized loss of $169 have been in an unrealized loss position for more than twelve months as of December 31, 2013.  The declines in market value were primarily attributable to changes in interest rates.  As the Company does not intend to sell the securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $28,773 and $32,227 at December 31, 2013 and 2012, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, by loan class, at December 31, is as follows:

	2013	2012

Commercial	$110,644	$88,810
Commercial Real Estate	235,296	188,426
Agriculture	51,730	52,747
Residential Mortgage	52,809	51,266
Residential Construction	10,444	7,586
Consumer	54,079	59,393

	515,002	448,228
Allowance for loan losses	(9,353)	(8,554)
Net deferred origination fees and costs	1,201	775

Loans, net	$506,850	$440,449

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

As of December 31, 2013, approximately 46% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of loans secured by commercial properties and construction and land development loans.  Approximately 10% in principal amount of the Company’s loans were residential mortgage loans.  Approximately 2% in principal amount of the Company’s loans were residential construction loans.  Approximately 10% in principal amount of the Company’s loans were for agriculture and 21% in principal amount of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 11% in principal amount of the Company’s loans were consumer loans.

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment in full is unlikely, the Company will consider the loan to be impaired and will estimate its probable loss, using the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  For collateral dependent loans, the Company will obtain an updated valuation of the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Company may periodically revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known.  Unpaid balances on loans after or during collection and liquidation may also be pursued through legal action and attachment of wages or judgment liens on the borrower's other assets.

At December 31, 2013 and December 31, 2012, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, at December 31, are as follows:

	2013	2012

Commercial	$2,609	$2,853
Commercial Real Estate	2,607	1,879
Agriculture	1,590	—
Residential Mortgage	2,166	2,095
Residential Construction	93	—
Consumer	505	441

	$9,570	$7,268

Non-accrual loans amounted to $9,570 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166, two residential construction loans totaling $93, nine commercial real estate loans totaling $2,607, three agricultural loans totaling $1,590, nine commercial loans totaling $2,609 and five consumer loans totaling $505.  Non-accrual loans amounted to $7,268 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095, five commercial real estate loans totaling $1,879, eleven commercial loans totaling $2,853 and seven consumer loans totaling $441.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to estimated net realizable value of the underlying collateral.

An aging analysis of past due loans, segregated by loan class, as of December 31, 2013 and December 31, 2012 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
December 31, 2013
Commercial	$200	$96	$269	$565	$110,079	$110,644
Commercial Real Estate	49	341	531	921	234,375	235,296
Agriculture	—	—	—	—	51,730	51,730
Residential Mortgage	207	—	99	306	52,503	52,809
Residential Construction	40	8	—	48	10,396	10,444
Consumer	26	—	23	49	54,030	54,079
Total	$522	$445	$922	$1,889	$513,113	$515,002

December 31, 2012
Commercial	$2,255	$—	$170	$2,425	$86,385	$88,810
Commercial Real Estate	1,272	—	566	1,838	186,588	188,426
Agriculture	—	—	—	—	52,747	52,747
Residential Mortgage	570	103	335	1,008	50,258	51,266
Residential Construction	53	—	—	53	7,533	7,586
Consumer	8	747	126	881	58,512	59,393
Total	$4,158	$850	$1,197	$6,205	$442,023	$448,228

The Company had no loans 90 days past due and still accruing at December 31, 2013 and 2012.

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

Impaired loans, segregated by loan class, as of December 31, 2013 and December 31, 2012 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2013
Commercial	$5,794	$5,010	$656	$5,666	$83
Commercial Real Estate	3,746	2,607	1,122	3,729	63
Agriculture	1,878	1,591	—	1,591	—
Residential Mortgage	6,524	2,166	3,409	5,575	701
Residential Construction	1,115	94	849	943	254
Consumer	1,621	563	690	1,253	24
Total	$20,678	$12,031	$6,726	$18,757	$1,125

December 31, 2012
Commercial	$3,628	$2,769	$519	$3,288	$95
Commercial Real Estate	3,629	1,872	1,170	3,042	26
Agriculture	—	—	—	—	—
Residential Mortgage	5,831	1,860	2,963	4,823	417
Residential Construction	1,148	—	1,097	1,097	433
Consumer	1,416	502	629	1,131	101
Total	$15,652	$7,003	$6,378	$13,381	$1,072

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the years ended December 31, 2013, 2012, and 2011 was as follows:

($ in thousands)	December 31, 2013		December 31, 2012		December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,937	$38	$3,639	$44	$3,366	$107
Commercial Real Estate	3,351	85	4,438	113	7,750	505
Agriculture	398	—	737	35	1,963	27
Residential Mortgage	5,455	136	4,312	107	5,593	186
Residential Construction	989	42	1,166	52	1,492	67
Consumer	1,005	39	1,003	38	492	9
Total	$15,135	$340	$15,295	$389	$20,656	$901

None of the interest on impaired loans was recognized using a cash basis of accounting for the years ended December 31, 2013, 2012, and 2011.

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

The Company had $9,929,000 and $8,863,000 in TDR loans as of December 31, 2013 and December 31, 2012, respectively.  Specific reserves for TDR loans totaled $1,096,000 and $939,000 as of December 31, 2013 and December 31, 2012, respectively.  TDR loans performing in compliance with modified terms totaled $6,750,000 and $6,040,000 as of December 31, 2013 and December 31, 2012, respectively.  There are no commitments to advance more funds on existing TDR loans as of December 31, 2013.

Loans modified as troubled debt restructurings during the year ended December 31, 2013, 2012, and 2011 were as follows:

($ in thousands)	Year Ended December 31, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$393	$393
Residential Mortgage	1	568	377
Consumer	5	388	388
Total	8	$1,349	$1,158

($ in thousands)	Year Ended December 31, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	5	$470	$470
Consumer	7	633	633
Total	12	$1,103	$1,103

($ in thousands)	Year Ended December 31, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	3	$445	$445
Residential Mortgage	1	404	404
Residential Construction	2	221	162
Consumer	1	295	295
Total	7	$1,365	$1,306

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2013.  There was one commercial loan with a recorded investment of $136 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the year ended December 31, 2012.  There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2011.  The Company considers a loan to be in payment default when it is 90 days or more past due.

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

Risk Rating “1” – Pass (High Quality):  This category is reserved for loans fully secured by Company CD’s or savings accounts and properly margined (as defined in the Company’s Credit Policy) and actively traded securities (including stocks, as well as corporate, municipal and U.S. Government bonds).

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

The following table presents the risk ratings by loan class as of December 31, 2013 and December 31, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013
Commercial	$98,755	$2,762	$9,127	$—	$—	$110,644
Commercial Real Estate	218,884	5,978	10,434	—	—	235,296
Agriculture	50,139	—	1,591	—	—	51,730
Residential Mortgage	48,519	539	3,751	—	—	52,809
Residential Construction	7,823	1,167	1,454	—	—	10,444
Consumer	48,903	2,585	2,591	—	—	54,079
Total	$473,023	$13,031	$28,948	$—	$—	$515,002

December 31, 2012
Commercial	$78,078	$4,393	$6,339	$—	$—	$88,810
Commercial Real Estate	170,676	9,049	8,701	—	—	188,426
Agriculture	49,613	172	2,962	—	—	52,747
Residential Mortgage	45,962	604	4,700	—	—	51,266
Residential Construction	5,512	1,212	862	—	—	7,586
Consumer	51,444	4,822	3,054	73	—	59,393
Total	$401,285	$20,252	$26,618	$73	$—	$448,228

Allowance for Loan Losses
The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2013 and December 31, 2012.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554
Provision for loan losses	91	533	(360)	244	(201)	301	592	1,200

Charge-offs	(168)	(17)	(1)	(333)	(127)	(572)	—	(1,218)
Recoveries	377	51	3	157	45	184	—	817
Net charge-offs	209	34	2	(176)	(82)	(388)	—	(401)
Ending Balance	3,199	2,290	557	1,216	441	1,023	627	9,353
Period-end amount allocated to:
Loans individually evaluated for impairment	83	63	—	701	254	24	—	1,125
Loans collectively evaluated for impairment	3,116	2,227	557	515	187	999	627	8,228
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408
Provision for loan losses	2,493	351	(907)	877	(648)	1,075	35	3,276

Charge-offs	(3,498)	(375)	(116)	(864)	(167)	(875)	—	(5,895)
Recoveries	306	—	4	—	341	114	—	765
Net charge-offs	(3,192)	(375)	(112)	(864)	174	(761)	—	(5,130)
Ending Balance	2,899	1,723	915	1,148	724	1,110	35	8,554
Period-end amount allocated to:
Loans individually evaluated for impairment	95	26	—	417	433	101	—	1,072
Loans collectively evaluated for impairment	2,804	1,697	915	731	291	1,009	35	7,482
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2010	$3,761	$1,957	$2,141	$830	$1,719	$556	$75	$11,039
Provision for loan losses	2,033	1,502	511	566	(395)	996	(75)	5,138

Charge-offs	(2,381)	(2,000)	(860)	(272)	(197)	(932)	—	(6,642)
Recoveries	185	288	142	11	71	176	—	873
Net charge-offs	(2,196)	(1,712)	(718)	(261)	(126)	(756)	—	(5,769)
Ending Balance	3,598	1,747	1,934	1,135	1,198	796	—	10,408
Period-end amount allocated to:
Loans individually evaluated for impairment	101	22	—	731	668	126	—	1,648
Loans collectively evaluated for impairment	3,497	1,725	1,934	404	530	670	—	8,760
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408

The Company’s investment in loans as of December 31, 2013, 2012, and 2011 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2013
Loans individually evaluated for impairment	$5,666	$3,729	$1,591	$5,575	$943	$1,253	$18,757
Loans collectively evaluated for impairment	104,978	231,567	50,139	47,234	9,501	52,826	496,245
Ending Balance	$110,644	$235,296	$51,730	$52,809	$10,444	$54,079	$515,002

December 31, 2012
Loans individually evaluated for impairment	$3,288	$3,042	$—	$4,823	$1,097	$1,131	$13,381
Loans collectively evaluated for impairment	85,522	185,384	52,747	46,443	6,489	58,262	434,847
Ending Balance	$88,810	$188,426	$52,747	$51,266	$7,586	$59,393	$448,228
December 31, 2011
Loans individually evaluated for impairment	$3,488	$4,269	$3,598	$5,069	$1,147	$655	$18,226
Loans collectively evaluated for impairment	88,426	171,524	48,466	46,517	6,345	63,495	424,773
Ending Balance	$91,914	$175,793	$52,064	$51,586	$7,492	$64,150	$442,999

(5)	Mortgage Operations

Mortgage servicing rights are initially measured at fair value and amortized in proportion to, and over the period of, estimated net servicing revenues.  The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates.  Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions.  The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.  Impairment, if any, is recognized through a valuation allowance for each individual stratum.  Changes in the carrying amount of mortgage servicing rights through impairment charges or recoveries in fair value are reported in earnings as other non-interest income.

The Company had $1,263 and $4,559 of mortgage loans held-for-sale at December 31, 2013 and December 31, 2012, respectively.  At December 31, 2013 and December 31, 2012, the Company serviced real estate mortgage loans for others of $243,299 and $235,561, respectively.

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	(in thousands)
	December 31, 2012	Additions	Reductions	December 31, 2013

Mortgage servicing rights	$1,760	$625	$(417)	$1,968
Valuation allowance	(536)	—	536	—
Mortgage servicing rights, net of valuation allowance	$1,224	$625	$119	$1,968

	(in thousands)
	December 31, 2011	Additions	Reductions	December 31, 2012

Mortgage servicing rights	$1,636	$667	$(543)	$1,760
Valuation allowance	(347)	(189)	—	(536)
Mortgage servicing rights, net of valuation allowance	$1,289	$478	$(543)	$1,224

	(in thousands)
	December 31, 2010	Additions	Reductions	December 31, 2011

Mortgage servicing rights	$1,712	$317	$(393)	$1,636
Valuation allowance	(345)	(2)	—	(347)
Mortgage servicing rights, net of valuation allowance	$1,367	$315	$(393)	$1,289

The Company received contractually specified servicing fees of $617, $562, and $533 for the years ended December 31, 2013, 2012, and 2011, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

(6)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2013	2012

Land	$3,003	$3,003
Buildings	6,042	6,034
Furniture and equipment	11,425	11,314
Leasehold improvements	1,945	1,941

	22,415	22,292
Less accumulated depreciation and amortization	14,997	14,453

	$7,418	$7,839

Depreciation and amortization expense, included in occupancy and equipment expense, was $692, $699, and $733 for the years ended December 31, 2013, 2012, and 2011, respectively.

(7)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2013	2012

Interest receivable	$2,636	$2,542
Software, net of amortization	72	132
Officer’s Life Insurance	13,984	13,533
Investment in Limited Partnerships	1,094	1,430
Deferred tax assets, net (see Note 10)	6,149	6,315
Prepaid and other	3,963	4,165

	$27,898	$28,117

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, was $118, $142, and $167 for the years ended December 31, 2013, 2012, and 2011, respectively.

(8)	Fair Value Measurement

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets.  These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or impairments of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At December 31, 2013 there were no loans held-for-sale that required a write-down.

Impaired Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Inputs include external appraised values, management assumptions regarding market trends or other relevant factors, selling and commission costs ranging from 5% to 6%, and amount and timing of cash flows based upon current discount rates.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

At December 31, 2013, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Other Real Estate Owned

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis, adjusted for management assumptions regarding market trends or other relevant factors and selling and commission costs.  OREO is classified within Level 3 of the hierarchy.

Loan Servicing Rights

Loan servicing rights are subject to impairment testing.  The Company utilizes a third party service provider to calculate the fair value of the Company’s loan servicing rights.  Loan servicing rights are measured at fair value as of the date of sale.  The Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the loan servicing rights, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  At December 31, 2013, the discount rate and constant prepayment rate used in measuring the fair value of the Company’s loan servicing rights was 10.05% and 9.09%, respectively.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

December 31, 2013	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	52,685	—	52,685	—
Obligations of states and
political subdivisions	27,387	—	27,387	—
Collateralized mortgage obligations	5,405	—	5,405	—
Mortgage-backed securities	87,792	—	87,792	—

Total investments at fair value	$173,269	$—	$173,269	$—

December 31, 2012	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$1,005	$1,005	$—	$—
Securities of U.S. government
agencies and corporations	28,305	—	28,305	—
Obligations of states and
political subdivisions	28,786	—	28,786	—
Collateralized mortgage obligations	8,278	—	8,278	—
Mortgage-backed securities	118,117	—	118,117	—

Total investments at fair value	$184,491	$1,005	$183,486	$—

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2013 and 2012.

December 31, 2013	Total	Level 1	Level 2	Level 3
Impaired loans	$1,095	$—	$—	$1,095
Loan servicing rights	1,968	—	—	1,968

Total assets at fair value	$3,063	$—	$—	$3,063

December 31, 2012	Total	Level 1	Level 2	Level 3
Impaired loans	$2,513	$—	$—	$2,513
Other real estate owned	1,062	—	—	1,062
Loan servicing rights	1,224	—	—	1,224

Total assets at fair value	$4,799	$—	$—	$4,799

(9)	Supplemental Compensation Plans

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2013	2012	2011

Change in benefit obligation
Benefit obligation at beginning of year	$3,590	$3,132	$2,723
Service cost	170	146	132
Interest cost	117	124	138
Plan loss	(186)	364	315
Benefits Paid	(176)	(176)	(176)
Benefit obligation at end of year	3,515	3,590	3,132

Change in plan assets
Employer Contribution	176	176	176
Benefits Paid	(176)	(176)	(176)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(3,515)	$(3,590)	$(3,132)
Unrecognized net plan loss	459	683	319
Unrecognized prior service cost	340	429	517
Net amount recognized	$(2,716)	$(2,478)	$(2,296)

Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability	$(3,515)	$(3,590)	$(3,132)
Accumulated other comprehensive income	799	1,112	836
Net amount recognized	$(2,716)	$(2,478)	$(2,296)

	For the Year Ended December 31,
	2013	2012	2011

Components of net periodic benefit cost
Service cost	$170	$146	$132
Interest cost	117	124	138
Amortization of prior service cost	88	88	88
Recognized actuarial loss	38	—	—
Net periodic benefit cost	413	358	358
Additional amounts recognized	—	—	—
Total benefit cost	$413	$358	$358

Additional Information
Minimum benefit obligation at year end	$3,515	$3,590	$3,132
(Decrease) increase in minimum liability included in other comprehensive income	$(313)	$276	$227

Assumptions used to determine benefit obligations at December 31	2013	2012	2011

Discount rate used to determine net periodic benefit cost for years ended December 31	3.20%	3.90%	5.00%

Discount rate used to determine benefit obligations at December 31	4.30%	3.20%	3.90%

Future salary increases	4.00%	4.00%	4.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $176 in benefit payments during fiscal 2013. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2014	$188
2015	226
2016	281
2017	272
2018	272
2019-2023	1,483

Disclosure of settlements and curtailments:

There were no events during fiscal 2013 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2013	2012	2011

Change in benefit obligation
Benefit obligation at beginning of year	$743	$701	$597
Service cost	25	24	23
Interest cost	24	27	30
Plan loss (gain)	(62)	(1)	66
Benefits paid	(15)	(8)	(15)
Benefit obligation at end of year	$715	$743	$701

Change in plan assets
Employer contribution	$15	$8	$15
Benefits paid	(15)	(8)	(15)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(715)	$(743)	$(701)
Unrecognized net plan loss	(75)	(12)	(11)
Net amount recognized	$(790)	$(755)	$(712)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(715)	$(743)	$(701)
Accumulated other comprehensive income	(75)	(12)	(11)
Net amount recognized	$(790)	$(755)	$(712)

	For the Year Ended December 31,
	2013	2012	2011

Components of net periodic benefit cost
Service cost	$25	$24	$23
Interest cost	24	27	30
Recognized actuarial (gain)loss	—	—	(3)
Net periodic benefit cost	49	51	50
Additional amounts recognized	—	—	—
Total benefit cost	$49	$51	$50

Additional Information
Minimum benefit obligation at year end	$715	$743	$701
(Decrease) increase in minimum liability included in other comprehensive loss	$(63)	$(1)	$68

Assumptions used to determine benefit obligations at December 31	2013	2012	2011

Discount rate used to determine net periodic benefit cost for years ended December 31	3.20%	3.80%	4.90%

Discount rate used to determine benefit obligations at December 31	4.10%	3.20%	3.80%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $15 in benefit payments during fiscal 2013. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2014	$15
2015	16
2016	30
2017	44
2018	55
2019-2023	346

Disclosure of settlements and curtailments:

There were no events during fiscal 2013 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2013 and 2012 totaled $2,225 and $2,164, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan during the years ended December 31, 2013 and 2012 totaled $35 and $45, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2013, 2012, and 2011 totaled $35, $45, and $56, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2013 and 2012 totaled $120 and $116, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan during the years ended December 31, 2013 and 2012 totaled $1 and $1, respectively.  The expenses for the 2001 Director Deferral Plan for the years ended December 31, 2013, 2012, and 2011 totaled $1, $1, and $1, respectively.

(10)	Income Taxes

The provision for income tax expense consists of the following for the years ended December 31:

	2013	2012	2011
Current:
Federal	$1,145	$666	$210
State	44	2	2

	1,189	668	212
Deferred:
Federal	1,243	472	500
State	422	583	420

	1,665	1,055	920

	$2,854	$1,723	$1,132

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 consist of:

	2013	2012
Deferred tax assets:
Allowance for loan losses	$4,176	$3,847
Deferred compensation	316	382
Retirement compensation	1,423	1,311
Stock option compensation	252	349
Post retirement benefits	290	440
Current state franchise taxes	15	—
Non-accrual interest	141	51
Net operating loss	63	507
Tax credit carryovers	1,720	2,428
Investment securities unrealized loss	426	—
Other	19	345

Deferred tax assets	8,841	9,660

Deferred tax liabilities:
Fixed assets depreciation	1,291	1,055
FHLB dividends	260	260
Tax credit – loss on pass-through	223	297
Deferred loan costs	918	502
Current state franchise taxes	—	8
Investment securities unrealized gain	—	1,223

Total deferred tax liabilities	2,692	3,345

Net deferred tax assets (see Note 7)	$6,149	$6,315

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2013, the Company had approximately $883 of state net operating loss carry forwards expiring on various dates ranging from 2028 through 2029 and $1,800 of tax credit carry forwards expiring on various dates ranging from 2027 through 2033.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2013	2012	2011

Income tax expense at statutory rates	$2,801	$2,166	$1,290
Reduction for tax exempt interest	(191)	(166)	(173)
State franchise tax, net of federal benefit	457	408	213
Cash surrender value of life insurance	(154)	(155)	(149)
Solar credit amortization	(201)	(359)	(323)
Other	142	(171)	274

	$2,854	$1,723	$1,132

Accounting for Uncertainty in Income Taxes

During 2013 the Company recognized a decrease for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2013	$52
Additions for tax positions taken in the current period	2
Reductions for tax positions taken in the current period	—
Additions for tax positions taken in prior years	3
Reductions for tax positions taken in prior years	(27)
Decreases related to settlements with taxing authorities	(18)
Decreases as a result of a lapse in statue of limitations	—

Balance at December 31, 2013	$12

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2014.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2013, unrecognized interest and penalties were $1.  The tax years ended December 31, 2012, 2011, 2010, and 2009 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2012, 2011, 2010, and 2009 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

(11)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 3% stock dividend declared on January 23, 2014, payable March 31, 2014 to shareholders of record as of February 28, 2014.

Earnings Per Share

	(in thousands, except per share amounts)
	2013	2012	2011
Basic earnings per share:

Net income	$5,384	$4,646	$2,664
Preferred stock dividend and accretion	(677)	(1,139)	(1,399)
Net income available to common shareholders	$4,707	$3,507	$1,265

Weighted average common shares outstanding	9,699,064	9,669,192	9,627,350

Basic earnings per share	$0.49	$0.36	$0.13

Diluted earnings per share:

Net income	$5,384	$4,646	$2,664
Preferred stock dividend and accretion	(677)	(1,139)	(1,399)
Net income available to common shareholders	$4,707	$3,507	$1,265
Net (loss) income available to common shareholders
Weighted average common shares outstanding	9,699,064	9,669,192	9,627,350

Effect of dilutive shares	37,061	26,398	906

Adjusted weighted average common shares outstanding	9,736,125	9,695,590	9,628,256

Diluted earnings per share	$0.48	$0.36	$0.13
Basic and diluted earnings per share for the years ended December 31, were computed as follows:

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 312,864 shares, 365,722 shares, and 430,480 shares for the years ended December 31, 2013, 2012, and 2011, respectively.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 2,071 shares, 0 shares, and 47,324 shares for the years ended December 31, 2013, 2012, and 2011, respectively.  In addition, 352,977 warrants issued to the U.S. Treasury were not used in the computation of diluted earnings per share for the year ended December 31, 2011 because they would have had an anti-dilutive effect.

(12)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $7,886, $6,471 and $3,855 at December 31, 2013, 2012, and 2011, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2013	2012	2011

Outstanding balance, beginning of year	$2,086	$2,331	$533
Credit granted	3,956	4,025	5,373
Repayments / Reductions	(3,792)	(4,270)	(3,575)

Outstanding balance, end of year	$2,250	$2,086	$2,331

(13)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $1,004, $502 and $357 in 2013, 2012, and 2011, respectively.

(14)	Stock Compensation Plans

As of December 31, 2013, the Company has the following share-based compensation plans:

The Company has one fixed stock option plan. Under the 2006 Stock Incentive Plan, the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 25,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the Plan, no outside director can receive option grants, stock appreciation rights, restricted stock, or stock units in excess of 3,000 total shares in any calendar year.  There are 945,125 shares authorized under the plan.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 3% stock dividend declared on January 23, 2014, payable March 31, 2014 to shareholders of record as of February 28, 2014.  The plan will terminate March 15, 2016.  The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings, or duration of the option.  Generally, option grants vest at a rate of 25% per year after the first anniversary of the date of grant and restricted stock awards vest at a rate of 100% after four years.  Options are granted with an exercise price of the fair value of the related common stock on the date of grant.

Stock option activity for the Company’s Stock Incentive Plan during the years indicated is as follows:

	Stock Options
	Number of shares	Weighted average exercise price

Balance at December 31, 2012	383,045	$11.71
Granted	22,950	5.88
Exercised	—	—
Cancelled	—	—
Expired	(48,502)	7.74

Balance at December 31, 2013	357,493	$11.87

The 2006 Stock Incentive Plan permits stock-for-stock exercises of shares.  During 2013, employees tendered no mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

The following table presents information on stock options for the year ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options exercised	—	$—	$—

Stock options outstanding and expected to vest:	357,493	$11.87	$181	2.73

Stock options vested and currently exercisable:	311,503	$12.84	$92	1.90

The weighted average grant date fair value per share of options granted during the years ended December 31 was $2.75 in 2013, $2.40 in 2012, and $2.18 in 2011.

At December 31, 2013, the range of exercise prices for all outstanding options ranged from $4.13 to $23.05.

As of December 31, 2013, there was $79 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

For the years ended December 31, 2013, 2012, and 2011 there was $39, $29, and $29, respectively of recognized compensation related to stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2013	2012	2011
Risk-Free Interest Rate	0.86%	0.87%	1.91%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	54.36%	53.06%	50.98%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2013:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value

Balance at December 31, 2012	47,707	$4.53
Granted	20,880	5.89
Vested	(8,805)	4.37
Cancelled/Forfeited	—	—

Balance at December 31, 2013	59,782	$5.03

The aggregate intrinsic value of restricted stock awards vested in calendar year 2013, 2012, and 2011 was $50, $59, and $32, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $5.89 in 2013, $5.00 in 2012, and $4.75 in 2011.

As of December 31, 2013, there was $153 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

For the year ended December 31, 2013, 2012, and 2011 there was $73, $58, and $98, respectively of recognized compensation related to restricted stock awards.

    Employee Stock Purchase Plan

Under the First Northern Community Bancorp 2006 Amended Employee Stock Purchase Plan (“Plan”), the Company is authorized to issue to an eligible employee shares of common stock.  There are 309,986 shares (adjusted for the 3% stock dividend declared on January 23, 2014, payable March 31, 2014 to shareholders of record as of February 28, 2014) authorized under the Plan.  The Plan will terminate March 15, 2016.  The Plan is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period.  Approximately 47 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2013 and will end November 23, 2014.

Under the Plan, at the annual stock purchase date of November 23, 2013, there were $76 in contributions, and 17,374 shares were purchased at an average price of $4.36.  For the year ended December 31, 2013, 2012, and 2011 there was $45, $28, and $25, respectively of recognized compensation related to ESPP issuances.  Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

(15)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings from the U.S. Treasury and no Federal Funds purchased at December 31, 2013 and December 31, 2012.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2013, the Company had a current collateral borrowing capacity with the FHLB of $165,334.  The Company also has unsecured formal lines of credit totaling $37,000 with correspondent banks.

The Company had no long-term borrowings at December 31, 2013 and 2012.  Average outstanding balances of long-term borrowings consisting of FHLB advances were $0 and $3,443, respectively, during 2013 and 2012.  The weighted average interest rate paid was 0% in 2013 and 4.10% in 2012.

(16)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,194, $1,111, and $1,180 for the years ended December 31, 2013, 2012, and 2011, respectively.  At December 31, 2013, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2014	$1,006
2015	858
2016	451
2017	281
2018	216
Thereafter	765

$3,577

At December 31, 2013, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2014	$72,595
2015	10,417
2016	2,498
2017	3,887
2018	189
Thereafter	—

$89,586

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2013	2012

Undisbursed loan commitments	$172,563	$159,329
Standby letters of credit	2,489	2,376
Commitments to sell loans	3,209	7,480

	$178,261	$169,185

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2013, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2013, there was $2,489 issued in performance standby letters of credit and the Bank carried no liability.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793 at December 31, 2013, which is recorded in “interest payable and other liabilities” on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2013, the Company has no off-balance sheet derivatives requiring additional disclosure.

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

Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.  As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I Leverage, Tier I risk-based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2013 and 2012, respectively, as set forth in the following tables:

	The Company
					Adequately
	2013		2012		Capitalized
	Capital	Ratio	Capital	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$85,316	9.6%	$86,830	10.5%	4.0%
Tier 1 Capital (to Risk-Weighted Assets)	85,316	15.3%	86,830	17.8%	4.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	92,308	16.6%	92,960	19.1%	8.0%

	The Bank
					Adequately	Well
	2013		2012		Capitalized	Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$81,478	9.1%	$82,477	10.0%	4.0%	5.0%
Tier 1 Capital (to Risk-Weighted Assets)	81,478	14.7%	82,477	16.9%	4.0%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	88,470	15.9%	88,607	18.2%	8.0%	10.0%

Cash dividends declared by the Bank are restricted under California State banking laws to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period.

(19)	Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments which are not carried at fair value on the consolidated balance sheets:

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

Loans Held-for-Sale

For loans held for sale, the fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.  See Note 8, Fair Value Measurement.

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

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

		2013		2012
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$177,254	$177,254	$161,359	$161,359
Other equity securities	2	3,717	3,717	3,607	3,607
Loans receivable:
Net loans	3	506,850	503,605	440,449	437,818
Loans held-for-sale	2	1,263	1,290	4,559	4,704
Interest receivable	2	2,636	2,636	2,542	2,542
Financial liabilities:
Deposits	3	803,787	789,841	730,811	720,690
Interest payable	2	71	71	94	94

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

On February 8, 2013, the Company redeemed $10,000,000 of the $22,847,000 in preferred stock it issued to the U.S. Treasury under the SBLF program.

(21)  Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:
	2013	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,288	$1,842	$2,493

Income taxes	$1,816	$1,774	$1,389

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend distributed	$1,047	$451	$—
Preferred stock accretion	$—	$—	$446

Fair value adjustment of securities available for sale, net of tax of ($1,648), $719, and $821 for the years ended December 31, 2013, 2012, and 2011, respectively	$(2,473)	$1,076	$1,233
Loans held-for-investment transferred to other real estate owned	$—	$2,193	$3,197
Financed sale of other real estate owned	$(540)	$—	$—
Tax deficiency related to expired, vested non-qualified stock options	$(106)	$—	$—

(22)  Accumulated Other Comprehensive Income

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2013.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2012	$1,834	$(668)	$8	$1,174
Current period other comprehensive loss	(2,473)	188	38	(2,247)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)

The following table details activity in accumulated other comprehensive income for the year ended December 31, 2012.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2011	$758	$(502)	$7	$263
Current period other comprehensive income	1,076	(166)	1	911
Balance as of December 31, 2012	$1,834	$(668)	$8	$1,174

The following table details activity in accumulated other comprehensive income for the year ended December 31, 2011.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2010	$(475)	$(366)	$48	$(793)
Current period other comprehensive income	1,233	(136)	(41)	1,056
Balance as of December 31, 2011	$758	$(502)	$7	$263

(23)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2013	2012
Assets
Cash	$3,982	$4,638
Investment in wholly owned subsidiary	81,070	87,972

Total assets	$85,052	$92,610
Liabilities and stockholders’ equity
Other liabilities	144	285
Stockholders’ equity	84,908	92,325

Total liabilities and stockholders’ equity	$85,052	$92,610

Statements of Income	2013	2012	2011

Dividends from subsidiary	10,000	—	—
Other operating expenses	(113)	(106)	(101)
Income tax benefit	46	44	41
Income(loss) before undistributed earnings of subsidiary	9,933	(62)	(60)
Equity in undistributed earnings of subsidiary	(4,549)	4,708	2,724

Net income	$5,384	$4,646	$2,664

Statements of Cash Flows	2013	2012	2011
Net income	$5,384	$4,646	$2,664
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in other assets	—	—	2
(Decrease) increase in other liabilities	(141)	(54)	228
Equity in undistributed earnings of subsidiary	4,549	(4,708)	(2,724)

Net cash provided by (used in) operating activities	9,792	(116)	170

Cash flows from financing activities:
Issuance of preferred stock	—	—	22,847
Redemption of preferred stock	(10,000)	—	(17,390)
Redemption of common stock warrants	—	—	(375)
Dividend on preferred stock	(677)	(1,139)	(953)
Common stock issued and stock based compensation	233	208	257
Cash in lieu of fractional shares	(4)	(3)	—

Net cash (used in) provided by financing activities	(10,448)	(934)	4,386

Net change in cash	(656)	(1,050)	4,556

Cash at beginning of year	4,638	5,688	1,132

Cash at end of year	$3,982	$4,638	$5,688

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2014 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors.”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2014 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2014 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2013.  The plans included in this table are the Company’s 2000 Stock Option Plan and 2006 Stock Incentive Plan.  See “Stock Compensation Plans” Note 14 of Notes to Consolidated Financial Statements (page 97) included in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted-average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	357,493	$11.87	59,782	$5.03	686,142
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	357,493	$11.87	59,782	$5.03	686,142

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2014 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2014 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

(a)(3)Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the twelve months ended December 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2014.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 17, 2014
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Executive Vice President/Chief Financial Officer	March 17, 2014
Jeremiah Z. Smith	(Principal Financial Officer)

/s/ Sheryl S. Bringas	Vice President/Controller	March 17, 2014
Sheryl S. Bringas	(Principal Accounting Officer)

/s/ LORI J. ALDRETE	Director	March 17, 2014
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director	March 17, 2014
Frank J. Andrews, Jr.

/s/ PATRICK R. BRADY	Director	March 17, 2014
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director and Chairman of the Board	March 17, 2014
John M. Carbahal

/s/ GREGORY DUPRATT	Director	March 17, 2014
Gregory DuPratt

/s/ DIANE P. HAMLYN	Director	March 17, 2014
Diane P. Hamlyn

/s/ RICHARD M. MARTINEZ	Director	March 17, 2014
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director and Vice Chairman of the Board	March 17, 2014
Foy S. McNaughton
/s/ OWEN J. ONSUM	Director	March 17, 2014
Owen J. Onsum

/s/ DAVID W. SCHULZE	Director	March 17, 2014
David W. Schulze