Form 10-Q
period 2014-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2014-05-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares of Common Stock outstanding as of May 2, 2014 was 9,800,456.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

Page
PART I – Financial Information
ITEM I.    – Financial Statements
(Unaudited)...3

Condensed Consolidated Balance Sheets
(Unaudited)...3

Condensed Consolidated Statements of Income
(Unaudited) ...4

Condensed Consolidated Statements of Comprehensive Income
(Unaudited) ...5

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited) ...6

Condensed Consolidated Statements of Cash Flows
(Unaudited) ...7

Notes to Condensed Consolidated Financial Statements...8

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................................................................................................33

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................................................................................................................................................................49

ITEM 4.   – CONTROLS AND PROCEDURES...49

PART II   – OTHER INFORMATION ...49

ITEM 1. – LEGAL PROCEEDINGS ...49

ITEM 1A. – RISK FACTORS ...49

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....................................................................................................................................................................................................51

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES...51

ITEM 4. – MINE SAFETY DISCLOSURES...51

ITEM 5. – OTHER INFORMATION...51

ITEM 6.   – EXHIBITS...51

SIGNATURES ...52

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except shares and share amounts)	2014	2013

Assets

Cash and cash equivalents	$222,177	$177,254
Investment securities – available-for-sale	166,624	173,269
Loans, net of allowance for loan losses of $8,646 at March 31, 2014
and $9,353 at December 31, 2013	505,090	506,850
Loans held-for-sale	866	1,263
Stock in Federal Home Loan Bank and other equity securities, at cost	3,717	3,717
Premises and equipment, net	7,380	7,418
Interest receivable and other assets	27,106	27,898

Total Assets	$932,960	$897,669

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$274,083	$274,831
Interest-bearing transaction deposits	213,712	207,879
Savings and MMDA's	258,815	231,491
Time, under $100,000	33,183	33,467
Time, $100,000 and over	59,290	56,119
Total deposits	839,083	803,787

Interest payable and other liabilities	7,080	8,974

Total Liabilities	846,163	812,761

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 12,847 shares issued and outstanding at March 31, 2014 and December 31, 2013	12,847	12,847
Common stock, no par value; 16,000,000 shares authorized;
9,800,456 shares issued and outstanding at March 31, 2014 and 9,495,674 shares issued and outstanding at December 31, 2013	66,696	64,584
Additional paid-in capital	977	977
Retained earnings	6,834	7,573
Accumulated other comprehensive loss, net	(557)	(1,073)
Total Stockholders’ Equity	86,797	84,908

Total Liabilities and Stockholders’ Equity	$932,960	$897,669

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months
	Ended	ended
(in thousands, except per share amounts)	March 31, 2014	March 31, 2013
Interest and dividend income:
Loans	$6,414	$5,971
Due from banks interest bearing accounts	125	105
Investment securities
Taxable	774	693
Non-taxable	99	100
Other earning assets	67	—
Total interest and dividend income	7,479	6,869
Interest expense:
Deposits	325	334
Total interest expense	325	334
Net interest income	7,154	6,535
Provision for loan losses	600	400
Net interest income after provision for loan losses	6,554	6,135
Other operating income:
Service charges on deposit accounts	553	653
Gains on sales of loans held-for-sale	134	568
Investment and brokerage services income	157	301
Mortgage brokerage income	—	29
Loan servicing income	117	367
Fiduciary activities income	199	132
ATM fees	107	84
Signature based transaction fees	286	292
Gains on calls of available-for-sale securities	—	4
Other income	195	191
Total other operating income	1,748	2,621
Other operating expenses:
Salaries and employee benefits	3,760	4,129
Occupancy and equipment	728	783
Data processing	367	420
Stationery and supplies	82	85
Advertising	106	81
Directors’ fees	53	57
Other real estate owned expense	3	12
Other expense	1,214	1,187
Total other operating expenses	6,313	6,754
Income before provision for income taxes	1,989	2,002
Provision for income taxes	625	639

Net income	$1,364	$1,363

Preferred stock dividends	$(32)	$(212)
Net income available to common shareholders	$1,332	$1,151

Basic earnings per share	$0.14	$0.12
Diluted earnings per share	$0.14	$0.12

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months	Three months
	ended	ended
(in thousands)	March 31, 2014	March 31, 2013
Net income	$1,364	$1,363
Other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax effect of $345 and $106 for the three-month periods ended March 31, 2014 and March 31, 2013, respectively	516	(161)
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $0 and $2 for the three-month periods ended March 31, 2014 and March 31, 2013, respectively	—	(2)
Other comprehensive income (loss)	$516	$(163)

Comprehensive income	$1,880	$1,200

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	(Loss) Income	Total

Balance at December 31, 2013	12,847	$12,847	9,495,674	$64,584	$977	$7,573	$(1,073)	$84,908

Net income						1,364		1,364

Other comprehensive income							516	516

3% stock dividend			284,871	2,065		(2,065)		—
Dividend on preferred stock						(32)		(32)
Cash in lieu of fractional shares			(145)			(6)		(6)
Stock-based compensation and related tax benefit				47				47
Common shares issued related to restricted stock grants, net			24,166					—
Restricted stock forfeited			(4,110)					—

Balance at March 31, 2014	12,847	$12,847	9,800,456	$66,696	$977	$6,834	$(557)	$86,797

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows From Operating Activities
Net income	$1,364	$1,363
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	166	182
Accretion and amortization of investment securities premiums and discounts, net	535	916
Valuation adjustment on mortgage servicing rights	—	(148)
Increase (decrease) in deferred loan origination fees and costs, net	36	(63)
Provision for loan losses	600	400
Stock plan accruals	47	40
Net gain on calls of available-for-sale securities	—	(4)
Gains on sales of loans held-for-sale	(134)	(568)
Proceeds from sales of loans held-for-sale	6,828	23,450
Originations of loans held-for-sale	(6,297)	(22,154)
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	447	(441)
Decrease in interest payable and other liabilities	(1,894)	(740)
Net cash provided by operating activities	1,698	2,233

Cash Flows From Investing Activities
Purchases of available for sale securities	(3,142)	(30,208)
Proceeds from call or maturities of available for sale securities	10,113	11,655
Net decrease in loans	1,124	477
Purchases of premises and equipment, net	(128)	(85)
Net cash provided by (used in) investing activities	7,967	(18,161)

Cash Flows From Financing Activities
Net increase in deposits	35,296	30,899
Redemption of preferred stock	—	(10,000)
Cash dividends paid in lieu of fractional shares	(6)	(4)
Cash dividends paid on preferred stock	(32)	(212)
Net cash provided by financing activities	35,258	20,683

Net increase in Cash and Cash Equivalents	44,923	4,755
Cash and Cash Equivalents, beginning of period	177,254	161,359
Cash and Cash Equivalents, end of period	$222,177	166,114

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$316	$334
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$2,065	$1,047
Tax deficiency related to expired, vested non-qualified stock options	$—	$(106)
Unrealized holding gains (losses) on available for sale securities, net of taxes	$516	$(163)
See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and 2013 and December 31, 2013

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	March 31, 2014	December 31, 2013

Commercial	$112,778	$110,644
Commercial Real Estate	243,945	235,296
Agriculture	40,926	51,730
Residential Mortgage	52,755	52,809
Residential Construction	9,387	10,444
Consumer	52,780	54,079

	512,571	515,002
Allowance for loan losses	(8,646)	(9,353)
Net deferred origination fees and costs	1,165	1,201

Loans, net	$505,090	$506,850

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

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as adverse weather conditions, including drought conditions such as those affecting California in early 2014.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.

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

Residential construction loans, whether owner occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.

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

As of March 31, 2014, approximately 48% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of construction and land development loans and loans secured by commercial properties.  Approximately 10% in principal amount of the Company’s loans were residential mortgage loans.  Approximately 2% in principal amount of the Company’s loans were residential construction loans.  Approximately 8% in principal amount of the Company’s loans were for agriculture and 22% in principal amount of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 10% in principal amount of the Company’s loans were consumer loans.

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

At March 31, 2014 and December 31, 2013, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of March 31, 2014 and December 31, 2013 were as follows:

($ in thousands)	March 31, 2014	December 31, 2013

Commercial	$3,895	$2,609
Commercial Real Estate	2,578	2,607
Agriculture	1,029	1,590
Residential Mortgage	2,123	2,166
Residential Construction	87	93
Consumer	564	505

	$10,276	$9,570

Non-accrual loans amounted to $10,276,000 at March 31, 2014 and were comprised of seven residential mortgage loans totaling $2,123,000, two residential construction loans totaling $87,000, nine commercial real estate loans totaling $2,578,000, three agricultural loans totaling $1,029,000, ten commercial loans totaling $3,895,000 and seven consumer loans totaling $564,000.  Non-accrual loans amounted to $9,570,000 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166,000, two residential construction loans totaling $93,000, nine commercial real estate loans totaling $2,607,000, three agricultural loans totaling $1,590,000, nine commercial loans totaling $2,609,000 and five consumer loans totaling $505,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of March 31, 2014 and December 31, 2013 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
March 31, 2014
Commercial	$430	$1,997	$530	$2,957	$109,821	$112,778
Commercial Real Estate	1,085	—	1,019	2,104	241,841	243,945
Agriculture	—	476	—	476	40,450	40,926
Residential Mortgage	685	—	99	784	51,971	52,755
Residential Construction	121	—	—	121	9,266	9,387
Consumer	460	27	35	522	52,258	52,780
Total	$2,781	$2,500	$1,683	$6,964	$505,607	$512,571

December 31, 2013
Commercial	$200	$96	$269	$565	$110,079	$110,644
Commercial Real Estate	49	341	531	921	234,375	235,296
Agriculture	—	—	—	—	51,730	51,730
Residential Mortgage	207	—	99	306	52,503	52,809
Residential Construction	40	8	—	48	10,396	10,444
Consumer	26	—	23	49	54,030	54,079
Total	$522	$445	$922	$1,889	$513,113	$515,002

The Company had one loan with a balance of $200,000 that was 90 days or more past due and still accruing at March 31, 2014.  The Company had no loans 90 days or more past due and still accruing at December 31, 2013.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans to be considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 6 (substandard) or worse.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; and their fair value of collateral if the loan is collateral dependent.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of March 31, 2014 and December 31, 2013 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2014
Commercial	$5,230	$3,887	$615	$4,502	$54
Commercial Real Estate	3,710	2,578	1,114	3,692	56
Agriculture	1,029	1,029	—	1,029	—
Residential Mortgage	6,343	2,123	3,271	5,394	693
Residential Construction	1,103	87	844	931	118
Consumer	2,242	1,144	530	1,674	19
Total	$19,657	$10,848	$6,374	$17,222	$940

December 31, 2013
Commercial	$5,794	$5,010	$656	$5,666	$83
Commercial Real Estate	3,746	2,607	1,122	3,729	63
Agriculture	1,878	1,591	—	1,591	—
Residential Mortgage	6,524	2,166	3,409	5,575	701
Residential Construction	1,115	94	849	943	254
Consumer	1,621	563	690	1,253	24
Total	$20,678	$12,031	$6,726	$18,757	$1,125

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three-month periods ended March 31, 2014 and March 31, 2013 was as follows:

($ in thousands)	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$4,210	$9	$3,531	$8
Commercial Real Estate	3,526	19	4,018	22
Agriculture	655	—	345	—
Residential Mortgage	5,640	32	4,592	27
Residential Construction	949	10	1,115	11
Consumer	1,180	14	1,009	8
Total	$16,160	$84	$14,610	$76

    None of the interest on impaired loans was recognized using a cash basis of accounting for the three-month periods ended March 31, 2014 and March 31, 2013.

Troubled Debt Restructurings

The Company’s loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), which are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties and, as a result, the Company receives less than the current market based compensation for the loan.  These concessions may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are placed on non-accrual status at the time of restructure and may only be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

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

The Company had $10,118,000 and $9,929,000 in TDR loans as of March 31, 2014 and December 31, 2013, respectively.  Specific reserves for TDR loans totaled $922,000 and $1,096,000 as of March 31, 2014 and December 31, 2013, respectively.  TDR loans performing in compliance with modified terms totaled $6,946,000 and $6,750,000 as of March 31, 2014 and December 31, 2013, respectively.  There are no commitments to advance more funds on existing TDR loans as of March 31, 2014.

Loans modified as troubled debt restructurings during the three-month periods ended March 31, 2014 and March 31, 2013 were as follows:

($ in thousands)	Three Months Ended March 31, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Consumer	2	$498	$498
Total	2	$498	$498

($ in thousands)	Three Months Ended March 31, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$244	$244
Total	1	$244	$244

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2014 and March 31, 2013.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents the risk ratings by loan class as of March 31, 2014 and December 31, 2013.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2014
Commercial	$102,066	$2,250	$8,462	$—	$—	$112,778
Commercial Real Estate	228,475	5,079	10,391	—	—	243,945
Agriculture	39,897	—	1,029	—	—	40,926
Residential Mortgage	49,058	—	3,697	—	—	52,755
Residential Construction	8,593	667	127	—	—	9,387
Consumer	47,162	2,497	3,121	—	—	52,780
Total	$475,251	$10,493	$26,827	$—	$—	$512,571

December 31, 2013
Commercial	$98,755	$2,762	$9,127	$—	$—	$110,644
Commercial Real Estate	218,884	5,978	10,434	—	—	235,296
Agriculture	50,139	—	1,591	—	—	51,730
Residential Mortgage	48,519	539	3,751	—	—	52,809
Residential Construction	7,823	1,167	1,454	—	—	10,444
Consumer	48,903	2,585	2,591	—	—	54,079
Total	$473,023	$13,031	$28,948	$—	$—	$515,002

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month periods ended March 31, 2014 and March 31, 2013.

Three-month period ended March 31, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for (reversal of) loan losses	1,133	(140)	(118)	(43)	(185)	203	(250)	600

Charge-offs	(1,062)	—	—	—	—	(302)	—	(1,364)
Recoveries	12	—	—	—	2	43	—	57
Net charge-offs	(1,050)	—	—	—	2	(259)	—	(1,307)
Balance as of March 31, 2014	$3,282	$2,150	$439	$1,173	$258	$967	$377	$8,646
Period-end amount allocated to:
Loans individually evaluated for impairment	54	56	—	693	118	19	—	940
Loans collectively evaluated for impairment	3,228	2,094	439	480	140	948	377	7,706
Balance as of March 31, 2014	$3,282	$2,150	$439	$1,173	$258	$967	$377	$8,846

Three-month period ended March 31, 2013
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554
Provision for (reversal of) loan losses	25	371	(104)	(97)	(175)	(13)	393	400

Charge-offs	(111)	—	(1)	(78)	—	(58)	—	(248)
Recoveries	75	1	3	—	41	20	—	140
Net charge-offs	(36)	1	2	(78)	41	(38)	—	(108)
Balance as of March 31, 2013	$2,888	$2,095	$813	$973	$590	$1,059	$428	$8,846
Period-end amount allocated to:
Loans individually evaluated for impairment	82	22	—	448	370	103	—	1,025
Loans collectively evaluated for impairment	2,806	2,073	813	525	220	956	428	7,821
Balance as of March 31, 2013	$2,888	$2,095	$813	$973	$590	$1,059	$428	$8,846

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the period ended December 31, 2013.

Year ended December 31, 2013
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554
Provision for (reversal of) loan losses	91	533	(360)	244	(201)	301	592	1,200

Charge-offs	(168)	(17)	(1)	(333)	(127)	(572)	—	(1,218)
Recoveries	377	51	3	157	45	184	—	817
Net charge-offs	209	34	2	(176)	(82)	(388)	—	(401)
Ending Balance	3,199	2,290	557	1,216	441	1,023	627	9,353
Period-end amount allocated to:
Loans individually evaluated for impairment	83	63	—	701	254	24	—	1,125
Loans collectively evaluated for impairment	3,116	2,227	557	515	187	999	627	8,228
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353

The Company’s investment in loans as of March 31, 2014, March 31, 2013, and December 31, 2013 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2014
Loans individually evaluated for impairment	$4,502	$3,692	$1,029	$5,394	$931	$1,674	$17,222
Loans collectively evaluated for impairment	108,276	240,253	39,897	47,361	8,456	51,106	495,349
Ending Balance	$112,778	$243,945	$40,926	$52,755	$9,387	$52,780	$512,571

March 31, 2013
Loans individually evaluated for impairment	$3,410	$2,993	$—	$4,654	$1,091	$968	$13,116
Loans collectively evaluated for impairment	90,843	193,088	40,012	47,106	6,893	56,585	434,527
Ending Balance	$94,253	$196,081	$40,012	$51,760	$7,984	$57,553	$447,643

December 31, 2013
Loans individually evaluated for impairment	$5,666	$3,729	$1,591	$5,575	$943	$1,253	$18,757
Loans collectively evaluated for impairment	104,978	231,567	50,139	47,234	9,501	52,826	496,245
Ending Balance	$110,644	$235,296	$51,730	$52,809	$10,444	$54,079	$515,002

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2014 for cash proceeds equal to the fair value of the loans.

The recorded value of mortgage servicing rights is included in other assets on the condensed consolidated balance sheets, and is amortized in proportion to, and over the period of, estimated net servicing revenues.  The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates.  Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions.  The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.  Impairment, if any, is recognized through a valuation allowance for each individual stratum.  Changes in the carrying amount of mortgage servicing rights are reported in earnings under other operating income on the condensed consolidated statements of income.

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2014 and December 31,2013 were as follows:

	March 31, 2014	December 31, 2013

Constant prepayment rate	10.20%	9.09%
Discount rate	10.05%	10.05%
Weighted average life (years)	7.05	7.05

At March 31, 2014, the Company had $866,000 of mortgage loans held-for-sale.  At March 31, 2014, and December 31, 2013, the Company serviced real estate mortgage loans for others of $243,775,000 and $243,299,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2014 and December 31, 2013.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

	(in thousands)
	December 31, 2013	Additions	Reductions	March 31, 2014

Mortgage servicing rights	$1,968	$48	$(84)	$1,932
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,968	$48	$(84)	$1,932

At March 31, 2014 and December 31, 2013, the fair market value of the Company’s mortgage servicing rights asset was $2,250,000 and $2,326,000, respectively.

The Company received contractually specified servicing fees of $153,000 and $152,000 for the three month periods ended March 31, 2014 and March 31, 2013, respectively.  Contractually specified servicing fees are included in other operating Income on the condensed consolidated statements of income.

4.           OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 23, 2014, the Board of Directors of the Company declared a 3% stock dividend payable as of March 31, 2014.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month period ended March 31, 2014 and 2013.

	Three months ended
	March 31,
	2014	2013
Basic earnings per share:
Net income	$1,364	$1,363
Preferred stock dividend	$(32)	$(212)
Net income available to common stockholders	$1,332	$1,151

Weighted average common shares outstanding	9,716,072	9,688,681
Basic EPS	$0.14	$0.12

Diluted earnings per share:
Net income	$1,364	$1,363
Preferred stock dividend	$(32)	$(212)
Net income available to common stockholders	$1,332	$1,151

Weighted average common shares outstanding	9,716,072	9,688,681

Effect of dilutive shares	50,848	31,640

Adjusted weighted average common shares outstanding	9,766,920	9,720,321
Diluted EPS	$0.14	$0.12

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 244,101 shares and 331,654 shares for the three-month periods ended March 31, 2014 and 2013, respectively.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect amounted to 24,890 shares and 8,650 for the three-month periods ended March 31, 2014 and 2013, respectively.

5.    STOCK PLANS

On January 23, 2014, the Board of Directors of the Company declared a 3% stock dividend payable as of March 31, 2014.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2014.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	368,177	$11.52

Granted	18,967	$7.28

Expired	(85,687)	$8.89

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	301,457	$12.01	$195,961	3.71

Exercisable (vested) at End of Period	253,265	$13.13	$141,051	2.70

The weighted average grant date fair value per share of options granted during the three-month period ended March 31, 2014 was $3.03 per share.

As of March 31, 2014, there was $126,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 3.09 years.

There was $11,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2014.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2014 is presented below.

Three Months Ended
March 31, 2014
Risk Free Interest Rate	1.53%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	45.93%

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2014.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	61,541	$4.88

Granted	24,890	$7.28

Cancelled / Forfeited	(4,230)	$4.74

Exercised/Released/Vested	(11,188)	$4.01

Non-vested restricted stock outstanding at End of Period	71,013	$5.87	$509,873	8.72

The weighted average fair value of restricted stock granted during the three month period ended March 31, 2014 was $7.28 per share.

As of March 31, 2014, there was $298,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.15 years.

There was $27,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2014.

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company is authorized to issue to eligible employees shares of common stock. There are 309,986 (adjusted for the 2014 stock dividend) shares authorized under the ESPP. The ESPP will terminate March 15, 2016. The ESPP is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. The Board of Directors approved the current participation period of November 24, 2013 to November 23, 2014. An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2014, there was $19,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $8,000 of recognized compensation cost related to ESPP issuances for the three-month period ended March 31, 2014.

The weighted average fair value at issuance date during the three-month period ended March 31, 2014 was $1.56.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2014 is presented below.

Three Months Ended
March 31, 2014
Risk Free Interest Rate	0.12%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	20.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At March 31, 2014 there were no loans held-for-sale that required a write-down.

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

At March 31, 2014, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Other Real Estate Owned

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses.  Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy.  There were no OREO assets measured at fair value or related valuation allowance as of March 31, 2014 or December 31, 2013.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014.
	(in thousands)
March 31, 2014	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$49,018	$—	$49,018	$—
Obligations of states and
political subdivisions	27,879	—	27,879	—
Collateralized mortgage obligations	4,936	—	4,936	—
Mortgage-backed securities	84,791	—	84,791	—

Total investments at fair value	$166,624	$—	$166,624	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013.
	(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$52,685	$—	$52,685	$—
Obligations of states and
political subdivisions	27,387	—	27,387	—
Collateralized mortgage obligations	5,405	—	5,405
Mortgage-backed securities	87,792	—	87,792	—

Total investments at fair value	$173,269	$—	$173,269	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2014.

	(in thousands)
March 31, 2014	Total	Level 1	Level 2	Level 3
Impaired loans	$424	$—	$—	$424

Total assets at fair value	$424	$—	$—	$424

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2013.

	(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Impaired loans	$1,095	$—	$—	$1,095
Loan servicing rights	1,968	—	—	1,968

Total assets at fair value	$3,063	$—	$—	$3,063

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2014 and December 31, 2013.

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of March 31, 2014 and December 31, 2013 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation and discounted Cash Flows	External appraised values, management assumptions regarding market trends or other relevant factors; selling costs ranging 6% to 7%.
Loan servicing rights	Discounted cash flows	Present value of expected future cash flows is estimated using a discount rate factor of 10.05% and constant prepayment rate of 9.09% as of December 31, 2013.

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

8.    FAIR VALUES OF FINANCIAL ISTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the condensed consolidated balance sheets for cash and short-term instruments are a reasonable estimate of fair value.  The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization.  Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

Other Equity Securities

The carrying amounts reported in the condensed consolidated balance sheets approximate fair value as the shares can only be redeemed by the issuing institution.  The Company believes the measurement of the fair value of other equity securities is derived from Level 2 inputs.

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

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2014 and December 31, 2013 are approximately as follows:

		March 31, 2014		December 31, 2013
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$222,177	$222,177	$177,254	$177,254
Other equity securities	2	3,717	3,717	3,717	3,717
Loans receivable:
Net loans	3	505,090	501,573	506,850	503,605
Loans held-for-sale	2	866	880	1,263	1,290
Interest receivable	2	2,642	2,642	2,636	2,636
Financial liabilities:
Deposits	3	839,083	825,479	803,787	789,841
Interest payable	2	80	80	71	71

9.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2014 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
Securities of U.S. government agencies and corporations	$49,909	$16	$(907)	$49,018
Obligations of states and political subdivisions	27,492	628	(241)	27,879
Collateralized mortgage obligations	4,920	20	(4)	4,936
Mortgage-backed securities	84,506	647	(362)	84,791

Total debt securities	$166,827	$1,311	$(1,514)	$166,624

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2013 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
Securities of U.S. government agencies and corporations	$53,960	$8	$ (1,283)	$52,685
Obligations of states and political subdivisions	27,528	409	(550)	27,387
Collateralized mortgage obligations	5,359	46	—	5,405
Mortgage-backed securities	87,486	718	(412)	87,792

Total debt securities	$174,333	$1,181	$(2,245)	$173,269

There were no proceeds from sales of available-for-sale securities for the three-month period ended March 31, 2014 and March 31, 2013.  Gross realized gains from calls of available-for-sale securities were $0 and $4 for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. There were no gross realized losses from sales of available-for-sale securities for the three-month periods ended March 31, 2014 and March 31, 2013.

The amortized cost and estimated market value of debt and other securities at March 31, 2014, by contractual and expected maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$12,626	$12,630
Due after one year through five years	115,462	115,411
Due after five years through ten years	34,376	34,072
Due after ten years	4,363	4,511

	$166,827	$166,624

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $87,635,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2014, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$19,397	$(348)	$17,543	$(559)	$36,940	$(907)
Obligations of states and political subdivisions	7,976	(211)	472	(30)	8,448	(241)
Collateralized mortgage obligations	1,592	(4)	—	—	1,592	(4)
Mortgaged-backed securities	17,631	(82)	12,373	(280)	30,004	(362)

Total	$46,596	$(645)	$30,388	$(869)	$76,984	$(1,514)

No decline in value was considered “other-than-temporary” during 2014.  Thirty-seven securities, all considered investment grade, which had a fair value of $46,596,000 and a total unrealized loss of $645,000 have been in an unrealized loss position for less than twelve months as of March 31, 2014.  Twenty-two securities, considered investment grade, which had a fair value of $30,388,000 and a total unrealized loss of $869,000 had been in an unrealized loss position for more than twelve months as of March 31, 2014.  The declines in fair value were attributable to changes in interest rates.  As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2013, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$46,654	$(1,283)	$—	$—	$46,654	$(1,283)
Obligations of states and political subdivisions	11,871	(550)	—	—	11,871	(550)
Mortgage-backed securities	19,155	(243)	6,932	(169)	26,087	(412)

Total	$77,680	$(2,076)	$6,932	$(169)	$84,612	$(2,245)

Investment securities carried at $27,915,000 and $28,773,000 at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive loss for the three-month period ended March 31, 2014.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)
Current period other comprehensive income	516	—	—	516
Balance as of March 31, 2014	$(123)	$(480)	$46	$(557)

The following table details activity in accumulated other comprehensive income for the three-month period ended March 31, 2013.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2012	$1,834	$(668)	$8	$1,174
Current period other comprehensive loss	(163)	—	—	(163)
Balance as of March 31, 2013	$1,671	$(668)	$8	$1,011

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2014	December 31, 2013

Undisbursed loan commitments	$187,552	$172,563
Standby letters of credit	2,341	2,489
Commitments to sell loans	1,159	3,209

	$191,052	$178,261

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2014, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At March 31, 2014, there was $2,341,000 issued in performance standby letters of credit and the Bank carried no liability.  The Bank has experienced no draws on these letters of credit; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at March 31, 2014, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2014, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2013 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.
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
In this document and in other SEC filings or other public statements, for example we make forward-looking statements relating to the following topics, among others:
•
Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position and prospects, and the affect of competition on our business and strategies

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

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal or regulatory actions

•	We do not expect draws on performance letters of credit

•	Our regulatory capital requirements, including the recently adopted capital rules by the U.S. federal banking agencies

•	We do not anticipate paying a cash dividend on our common stock in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grading

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•
The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of increases in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans.

•
Loan portfolio composition and risk grade trends, expected charge offs, portfolio credit quality, our strategy regarding troubled debt restructurings (TDRs), delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	The Company does not anticipate any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

•	The possible impact of the California drought on economic conditions, especially in the agricultural sector.

•	Maintenance of insurance coverage appropriate for our operations

•	Threats to the banking sector and our business due to cybersecurity issues and attacks

•	Descriptions of assumptions underlying or relating to any of the of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and “Supervision and Regulation” of our 2013 Annual Report on Form 10-K, and in our other reports to the SEC.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Significant results and developments during the first quarter and year-to-date 2014 include:

• Net income of $1.4 million for the three months ended March 31, 2014, which is consistent with the $1.4 million earned for the same fiscal period last year.

• Net income available to common shareholders of $1.3 million for the three months ended March 31, 2014, up 8.3% from $1.2 million for the same fiscal period last year.

• Diluted income per share for the three-month period ended March 31, 2014 was $0.14, up 16.7% from diluted income per share of $0.12 in the same period last year.

• Net interest income increased in the three months ended March 31, 2014 by $619,000, or 9.5%, to $7.2 million from $6.5 million in the same period last year.  The increase in net interest income was primarily attributable to an increase in interest income on loans.  The increase in interest income on loans is primarily due to an increase in average loans, partially offset by a decrease in interest yield.  Net interest margin decreased slightly from 3.36% for the three-month period ending March 31, 2013 to 3.32% for the same period ending March 31, 2014.

• Provision for loan losses of $0.6 million for the three-month period ended March 31, 2014 compared to a provision for loan losses of $0.4 million for the same period in 2013.

• Total assets at March 31, 2014 were $933.0 million, an increase of $35.3 million, or 3.9%, compared to total assets at December 31, 2013.

• Total net loans at March 31, 2014 (including loans held-for-sale) decreased $2.2 million, or 0.4%, to $506.0 million compared to December 31, 2013.

• Total investment securities at March 31, 2014 decreased $6.6 million, or 3.8%, to $166.6 million compared to December 31, 2013.

• Total deposits of $839.1 million at March 31, 2014, represented an increase of $35.3 million, or 4.4%, compared to December 31, 2013.

SUMMARY

The Company recorded net income of $1,364,000 for the three-month period ended March 31, 2014, representing an increase of $1,000 from net income of $1,363,000 for the same period in 2013.

The following tables present a summary of the results for the three-month period ended March 31, 2014 and 2013, and a summary of financial condition at March 31, 2014 and December 31, 2013.

	Three months ended March 31, 2014	Three months ended March 31, 2013

(in thousands except for per share amounts)
For the Period:

Net Income	$1,364	$1,363
Net Income Available to Common Shareholders	$1,332	$1,151
Basic Earnings Per Common Share	$0.14	$0.12
Diluted Earnings Per Common Share	$0.14	$0.12

	March 31, 2014	December 31, 2013

(in thousands except for ratios)
At Period End:
Total Assets	$932,960	$897,669
Total Loans, Net (including loans held-for-sale)	$505,956	$508,113
Total Investment Securities	$166,624	$173,269
Total Deposits	$839,083	$803,787
Loan-To-Deposit Ratio	60.3%	63.2%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$501,118	$6,414	5.19%	$437,855	$5,971	5.53%
Interest bearing due from banks	197,533	125	0.26%	153,600	105	0.28%
Investment securities, taxable	160,821	774	1.95%	182,970	693	1.54%
Investment securities, non-taxable (2)	9,726	99	4.13%	10,180	100	3.98%
Other interest earning assets	3,717	67	7.31%	3,607	—	—%
Total average interest-earning assets	872,915	7,479	3.47%	788,212	6,869	3.53%
Non-interest-earning assets:
Cash and due from banks	17,121			16,573
Premises and equipment, net	7,434			7,799
Other real estate owned	—			1,062
Interest receivable and other assets	26,983			28,593
Total average assets	924,453			842,239

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	214,133	73	0.14%	189,271	64	0.14%
Savings and MMDA’s	250,605	159	0.26%	226,320	158	0.28%
Time, under $100,000	33,568	30	0.36%	35,323	39	0.45%
Time, $100,000 and over	56,965	63	0.45%	55,858	73	0.53%
Total average interest-bearing liabilities	555,271	325	0.24%	506,772	334	0.27%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	274,537			240,129
Interest payable and other liabilities	8,189			7,757
Total liabilities	837,997			754,658
Total average stockholders’ equity	86,456			87,581
Total average liabilities and stockholders’ equity	$924,453			$842,239
Net interest income and net interest margin (3)		$7,154	3.32%		$6,535	3.36%

1.  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approxiamtely $240 and $278 for the three months ended March 31, 2014 and 2013, respectively.
2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
3. Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $44,923,000 increase in cash and cash equivalents, a $6,645,000 decrease in investment securities available-for-sale, a $1,760,000 decrease in net loans held-for-investment, a $397,000 decrease in loans held-for-sale,  and a $792,000 decrease in interest receivable and other assets from December 31, 2013 to March 31, 2014.  The increase in cash and cash equivalents was due to an increase in interest bearing due from federal reserve bank accounts, partially offset by an decrease in non-interest bearing due from bank accounts.  The decrease in investment securities available-for-sale was primarily the result of call and maturities of agency bonds, and amortization on mortgage backed securities, partially offset by the purchase of U.S. government agencies and  mortgage backed securities.  The decrease in loans held-for-investment was due to decreases in the following loan categories as a result of decreased loan demand:  agricultural, residential mortgage, residential construction and consumer.  The increase in loans held-for-investment was partially offset by increases in the following loan categories:  commercial and commercial real estate.  The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The decrease in interest receivable and other assets was mainly due to decreases in accrued income on loans, and suspense & holdovers balances, which was partially offset by increases in prepaid expenses and cash surrender value of bank owned life insurance.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $35,296,000 from December 31, 2013 to March 31, 2014.  The increase in deposits was due to increases in interest-bearing transaction deposits, savings accounts, money market accounts, and time deposits, which was partially offset by decreases in demand accounts.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the three month period ended March 31, 2014.

Interest income on loans for the three-month period ended March 31, 2014 was up 7.4% from the same period in 2013, increasing from $5,971,000 to $6,414,000.  The increase in interest income on loans for the three-month period ended March 31, 2014 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 34 basis point decrease in loan yields.  The decrease in loan yields was primarily due to the origination of new loans and the repricing of existing loans at lower rates.

Interest income on investment securities available-for-sale for the three-month period ended March 31, 2014 was up 10.1% from the same period in 2013, increasing from $793,000 to $873,000.  The increase in interest income on investment securities for the three-month period ended March 31, 2014 as compared to the same period a year ago was primarily due to a 41 basis point increase in investment securities yields, partially offset by an decrease in average investment securities.  The increase in investment securities yields was primarily due to the reinvestment of cash flows from the securities portfolio at higher rates.

Interest income on interest-bearing due from banks for the three-month period ended March 31, 2014 was up 19.0% from the same period in 2013, increasing from $105,000 to $125,000.  The increase in interest income on interest-bearing due from banks for the three-month period ended March 31, 2014 as compared to the same period a year ago was due to an increase in the average interest-bearing due from banks balance outstanding, partially offset by a 2 basis point decrease in interest bearing due from banks yield.

The Company had no Federal Funds sold balances during the three-month periods ended March 31, 2014 and March 31, 2013.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first three months of 2014 compared to the same period a year ago.

Interest expense on deposits and other borrowings for the three-month period ended March 31, 2014 was down 2.7% from the same period in 2013, decreasing from $334,000 to $325,000.  The decrease in interest expense during the three-month period ended March 31, 2014 was due to a 3 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.  The Company had no FHLB advances and related interest expense during the three-month periods ended March 31, 2014 and March 31, 2013.

Provision for Loan Losses

There was a provision for loan losses of $600,000 for the three-month period ended March 31, 2014 compared to a provision for loan losses of $400,000 for the same period in 2013.  The allowance for loan losses was approximately $8,646,000, or 1.68% of total loans, at March 31, 2014 compared to $9,353,000, or 1.81% of total loans, at December 31, 2013.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three-month periods in 2014 was primarily due to increased net charge-offs  compared to the same periods in 2013.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three-month periods ended March 31, 2014 and March 31, 2013.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Other Operating Income

Other operating income was down 33.3% for the three-month period ended March 31, 2014 from the same period in 2013, decreasing from $2,621,000 to $1,748,000.

This decrease was primarily due to decreases in service charges on deposit accounts, gains on sales of loans held for sale, investment and brokerage services income, mortgage brokerage income, and loan servicing income, which was partially offset by increases in fiduciary activities income and ATM fees.  The decrease in service charges on deposit accounts was primarily due to a decrease in the volume of service charges on checking accounts.  The decrease in gains on sales of loans held-for-sale was due to an increase in market interest rates and a decrease in sales volume.  The decrease in investment and brokerage services income and mortgage brokerage income was due to a decrease in the demand for those services.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets recorded and the prior year reversal of impairment expense, which was partially offset by a decrease in mortgage servicing amortization expense.  The increase in fiduciary activities income was primarily due to an increase in the demand for those services as well as an increase in the market value of fiduciary assets.  The increase in ATM fees was primarily due to an increase in volume of transactions and ATM fees charged.

Other Operating Expenses

Total other operating expenses were down 6.5% for the three-month period ended March 31, 2014 from the same period in 2013, decreasing from $6,754,000 to $6,313,000.

The decrease was primarily due to decreases in salaries and employee benefits, occupancy and equipment expense, and data processing, which was partially offset by increases in advertising expense and other expenses.  The decrease in salaries and employee benefits was primarily due to a decrease in commissions, contingent compensation, and profit sharing retirement.  Commissions decreased as a result of decreased number of mortgage origination transactions.  The decrease in salaries and employee benefit expense was partially offset by an increase in regular salaries.  The decrease in occupancy and equipment expense was primarily due to decreases in rentals on solar equipment and depreciation expense.  The decrease in data processing was primarily due to decreases in contract pricing.  The increase in advertising was due to increases in printed materials and related costs.  The increase in other expenses was primarily due to increases in sundry losses, loan collection expenses, and other miscellaneous expenses, which was partially offset by a decrease in consulting fees.

The following table sets forth other miscellaneous operating expenses by category for the three-month periods ended March 31, 2014 and 2013.

	(in thousands)
	Three months ended March 31, 2014	Three months ended March 31, 2013
Other miscellaneous operating expenses
FDIC assessments	$135	$149
Contributions	35	18
Legal fees	23	25
Accounting and audit fees	80	78
Consulting fees	128	234
Postage expense	90	80
Telephone expense	33	29
Public relations	57	38
Training expense	25	39
Loan origination expense	118	111
Computer software depreciation	23	33
Sundry (reversals) losses	43	(9)
Loan collection expense	46	16
Other miscellaneous expense	378	346
Total other miscellaneous operating expenses	$1,214	$1,187

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the three months ended March 31, 2014, the Company’s provision for income taxes decreased $14,000 from the same period last year, from $639,000 to $625,000.

The decrease in provision for income taxes for the period presented is primarily attributable to the respective level of earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	March 31, 2014	December 31, 2013

Undisbursed loan commitments	$187,552	$172,563
Standby letters of credit	2,341	2,489
Commitments to sell loans	1,159	3,209
	$191,052	$178,261

The reserve for unfunded lending commitments amounted to $793,000 at March 31, 2014 and December 31, 2013, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2014 and December 31, 2013.

	At March 31, 2014			At December 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,123	$—	$2,123	$2,166	$—	$2,166
Residential construction	87	—	87	93	—	93
Commercial real estate	2,578	196	2,382	2,607	200	2,407
Agriculture	1,029	—	1,029	1,590	—	1,590
Commercial	3,895	200	3,695	2,609	202	2,407
Consumer	564	21	543	505	23	482
Total non-accrual loans	$10,276	$417	$9,859	$9,570	$425	$9,145

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

Non-accrual loans amounted to $10,276,000 at March 31, 2014 and were comprised of seven residential mortgage loans totaling $2,123,000, two residential construction loans totaling $87,000, nine commercial real estate loans totaling $2,578,000, three agricultural loans totaling $1,029,000, ten commercial loans totaling $3,895,000 and seven consumer loans totaling $564,000.  Non-accrual loans amounted to $9,570,000 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166,000, two residential construction loans totaling $93,000, nine commercial real estate loans totaling $2,607,000, three agricultural loans totaling $1,590,000, nine commercial loans totaling $2,609,000 and five consumer loans totaling $505,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of March 31, 2014, totaled approximately $4,865,000 or 47% of total non-accrual loans and consisted of one commercial real estate loan totaling $1,085,000, supported by commercial properties located within the Company’s market area, two residential mortgage loans totaling $1,299,000, supported by residential properties located within the Company’s market area and two commercial and industrial loan totaling $2,482,000, supported by the business assets of the borrower.  The collateral securing these loans is generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2013, totaled approximately $4,587,000 or 48% of total non-accrual loans and consisted of two residential mortgage loans totaling $1,323,000, supported by residential property located within the Company’s market area, one commercial real estate loan totaling $1,099,000, supported by commercial properties located within the Company’s market area, one agricultural loan totaling $626,000, supported by real property located within the Company’s market area, and one commercial and industrial loan totaling $1,539,000, supported by the business assets of the borrower.  The collateral securing all of these loans is generally appraised every six months.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at March 31, 2014 and December 31, 2013 consisting of loans on non-accrual status totaled $10,276,000 and $9,570,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $6,946,000 and $9,187,000 at March 31, 2014 and December 31, 2013, respectively.   The Company expects performing impaired loans to collect all principal and interest due and they are performing satisfactorily.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans in management's opinion were adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $714,000, or 7.8% to $9,859,000 during the first three months of 2014.  Non-performing assets, net of guarantees, represent 1.1% of total assets at March 31, 2014.

	At March 31, 2014			At December 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$10,276	$417	$9,859	$9,570	$425	$9,145
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	10,276	417	9,859	9,570	425	9,145
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	10,276	417	9,859	9,5700	425	9,145

Non-performing loans to total loans			1.9%			1.8%
Non-performing assets to total assets			1.1%			1.0%
Allowance for loan and lease losses to non-performing loans			87.7%			102.3%

The Company had one loan with a balance of $200,000 that was 90 days or more past due and still accruing at March 31, 2014.  The Company had no loans 90 days or more past due and still accruing at December 31, 2013.

Other real estate owned (OREO) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  OREO amounted to $0 as of March 31, 2014 and December 31, 2013.

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

The following table summarizes the Allowance for Loan Losses of the Company during the three-month periods ended March 31, 2014 and 2013, and for the year ended December 31, 2013.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2014	2013	2013

Balance at beginning of period	$9,353	$8,554	$8,554
Provision for loan losses	600	400	1,200
Loans charged-off:
Commercial	(1,062)	(111)	(168)
Commercial Real Estate	—	—	(17)
Agriculture	—	(1)	(1)
Residential mortgage	—	(78)	(333)
Residential construction	—	—	(127)
Consumer loans to individuals	(302)	(58)	(572)

Total charged-off	(1,364)	(248)	(1,218)

Recoveries:
Commercial	12	75	377
Commercial Real Estate	—	1	51
Agriculture	—	3	3
Residential mortgage	—	—	157
Residential construction	2	41	45
Consumer loans to individuals	43	20	184

Total recoveries	57	140	817

Net charge-offs	(1,307)	(108)	(401)

Balance at end of period	$8,646	$8,846	$9,353

Ratio of net charge-offs to average loans outstanding
during the period (annualized)	(1.03%)	(0.10%)	(0.09%)
Allowance for loan losses
To total loans at the end of the period	1.68%	1.98%	1.81%
To non-performing loans, net of guarantees at the end of the period	87.7%	131.7%	102.3%

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2014, the Company had the following deposit mix: 30.8% in savings and MMDA deposits, 11.0% in time deposits, 25.5% in interest-bearing transaction deposits and 32.7% in non-interest-bearing transaction deposits.  At December 31, 2013, the Company had the following deposit mix: 28.8% in savings and MMDA deposits, 11.1% in time deposits, 25.9% in interest-bearing transaction deposits and 34.2% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2014 and December 31, 2013 are summarized as follows:

	(in thousands)
	March 31, 2014	December 31, 2013
Three months or less	$17,382	$14,534
Over three to twelve months	29,330	29,231
Over twelve months	12,578	12,354
Total	$59,290	$56,119

The increase in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to additions of time deposits, which was partially offset by the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 60.3% on March 31, 2014.  In addition, on March 31, 2014, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $1,358,000 in securities due within one year or less; and $39,832,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $57,000,000 at March 31, 2014.  Additionally, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), with a borrowing capacity at March 31, 2014 of $174,328,000; credit availability is subject to certain collateral requirements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2014, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2014.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$81,989	8.88%	5.0%
Tier 1 Risk-Based	$81,989	14.86%	6.0%
Total Risk-Based	$88,916	16.12%	10.0%

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2014, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2014.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I Item 1A of our 2013 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank is Subject to Lending Risks of Loss and Repayment Associated with Commercial Banking Activities

The Bank’s business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans, and commercial and multi-family real estate loans.  The principal factors affecting the Bank’s risk of loss in connection with commercial business loans include the borrower’s ability to manage its business affairs and cash flows, general economic conditions and, with respect to agricultural loans, weather and climate conditions.  During early 2014, California experienced a severe drought.  If the drought significantly harms the business of our customers, particularly in the agricultural sector, the credit quality of our loans to these customers could decline as a specific result of the drought.  Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

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

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2013, real estate mortgage (excluding loans held-for-sale) and construction loans comprised approximately 70% and 2%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2013, all of the Bank’s real estate mortgage and construction loans and approximately 2% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.  As noted previously, the severe drought being experienced by California could have an adverse impact on the credit quality of our real estate lending portfolio, particularly in the agricultural sector.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2013, approximately 73% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.  As previously mentioned, the severe drought sustained by California in early 2014, could have an adverse impact on economic conditions in California, particularly in the agricultural sector.

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  The Bank is generally adversely affected by declining interest rates.  For the past several years, in response to the financial crisis which began in 2008 and the ensuing recession, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  In the first quarter of 2014, the FRB announced its expectation that it will be tapering downward the pace of its purchases of U.S. Treasury and federal agency-backed securities.  It also indicated that it expects to maintain the current very low target range for the federal funds rate (currently zero to 1/4%) for a considerable time after its asset purchase program ends, especially if projected inflation continues to run below the FRB’s 2% longer run goal.  We cannot predict with any certainty whether or to what extent these FRB policies will continue or how other developments will unfold.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.  Increases in long-term residential mortgage interest rates can be expected to decrease the pace of new mortgage loan originations and the pace of refinancing of existing residential mortgage loans.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

______________________
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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 8, 2014	By:	/s/

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)