Form 10-Q
period 2014-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2014-08-11
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of Common Stock outstanding as of August 7, 2014 was 9,800,456.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

 ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except shares and share amounts)	2014	2013

Assets

Cash and cash equivalents	$207,339	$177,254
Investment securities – available-for-sale	161,980	173,269
Loans, net of allowance for loan losses of $8,174 at June 30, 2014
and $9,353 at December 31, 2013	522,123	506,850
Loans held-for-sale	1,184	1,263
Stock in Federal Home Loan Bank and other equity securities, at cost	3,934	3,717
Premises and equipment, net	7,356	7,418
Other real estate owned	462	—
Interest receivable and other assets	26,456	27,898

Total Assets	$930,834	$897,669

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$271,745	$274,831
Interest-bearing transaction deposits	213,110	207,879
Savings and MMDA's	259,317	231,491
Time, under $100,000	32,214	33,467
Time, $100,000 and over	58,112	56,119
Total deposits	834,498	803,787

Interest payable and other liabilities	7,424	8,974

Total Liabilities	841,922	812,761

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 12,847 shares issued and outstanding at June 30, 2014 and December 31, 2013	12,847	12,847
Common stock, no par value; 16,000,000 shares authorized;
9,800,456 shares issued and outstanding at June 30, 2014 and 9,495,674 shares issued and outstanding at December 31, 2013	66,742	64,584
Additional paid-in capital	977	977
Retained earnings	8,142	7,573
Accumulated other comprehensive income (loss), net	204	(1,073)
Total Stockholders’ Equity	88,912	84,908

Total Liabilities and Stockholders’ Equity	$930,834	$897,669

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands, except per share amounts)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest and dividend income:
Loans	$6,664	$6,234	$13,078	$12,205
Due from banks interest bearing accounts	154	107	279	212
Investment securities
Taxable	717	647	1,491	1,340
Non-taxable	98	99	197	199
Other earning assets	61	60	128	60
Total interest and dividend income	7,694	7,147	15,173	14,016
Interest expense:
Deposits	336	312	661	646
Total interest expense	336	312	661	646
Net interest income	7,358	6,835	14,512	13,370
Provision for loan losses	600	400	1,200	800
Net interest income after provision for loan losses	6,758	6,435	13,312	12,570
Other operating income:
Service charges on deposit accounts	537	617	1,090	1,270
Gains on sales of other real estate owned	—	1	—	1
Gains on sales of loans held-for-sale	143	424	277	992
Investment and brokerage services income	164	362	321	663
Mortgage brokerage income	6	6	6	35
Loan servicing income	104	346	221	713
Fiduciary activities income	137	197	336	329
ATM fees	83	68	190	152
Signature based transaction fees	410	337	696	629
Gains on calls of available-for-sale securities	—	—	—	4
Other income	244	191	439	382
Total other operating income	1,828	2,549	3,576	5,170
Other operating expenses:
Salaries and employee benefits	3,765	4,079	7,525	8,208
Occupancy and equipment	730	749	1,458	1,532
Data processing	464	424	831	844
Stationery and supplies	92	104	174	189
Advertising	67	106	173	187
Directors’ fees	69	50	122	107
Other real estate owned expense and impairment	38	9	41	21
Impairment on other interest earning asset	50	—	50	—
Other expense	1,365	1,330	2,579	2,517
Total other operating expenses	6,640	6,851	12,953	13,605
Income before provision for income taxes	1,946	2,133	3,935	4,135
Provision for income taxes	607	691	1,232	1,330

Net income	$1,339	$1,442	$2,703	$2,805

Preferred stock dividends	$(32)	$(160)	$(64)	$(372)
Net income available to common shareholders	$1,307	$1,282	$2,639	$2,433

Basic earnings per share	$0.13	$0.13	$0.27	$0.25
Diluted earnings per share	$0.13	$0.13	$0.27	$0.25

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$1,339	$1,442	$2,703	$2,805
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax effect of $488 and $(1,526) for the three-month periods ended June 30, 2014 and June 30, 2013, respectively, and $832 and $(1,632) for the six-month periods ended June 30, 2014 and June 30, 2013, respectively	731	(2,287)	1,247	(2,448)
Less: reclassification adjustment due to (gains) losses realized on sales of securities, net of tax effect of $20 and $0 for the three-month periods ended June 30, 2014 and June 30, 2013, and $20 and $(2) for the six-month periods ended June 30, 2014 and June 30, 2013, respectively	30	—	30	(2)
Other comprehensive income (loss)	$761	$(2,287)	$1,277	$(2,450)

Comprehensive income (loss)	$2,100	$(845)	$3,980	$355

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	(Loss) Income	Total

Balance at December 31, 2013	12,847	$12,847	9,495,674	$64,584	$977	$7,573	$(1,073)	$84,908

Net income						2,703		2,703

Other comprehensive income							1,277	1,277

3% stock dividend			284,871	2,065		(2,065)		—
Dividend on preferred stock						(64)		(64)
Cash in lieu of fractional shares			(145)			(5)		(5)
Stock-based compensation and related tax benefit				93				93
Common shares issued related to restricted stock grants, net			24,166					—
Restricted stock forfeited			(4,110)					—

Balance at June 30, 2014	12,847	$12,847	9,800,456	$66,742	$977	$8,142	$204	$88,912

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash Flows From Operating Activities
Net income	$2,703	$2,805
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	334	356
Accretion and amortization of investment securities premiums and discounts, net	1,080	1,821
Valuation adjustment on mortgage servicing rights	—	(272)
Decrease in deferred loan origination fees and costs, net	(24)	(117)
Provision for loan losses	1,200	800
Stock plan accruals	93	73
Gains on calls/sales of available-for-sale securities	—	(4)
Impairment on other interest earning assets	50	—
Gains on sales of other real estate owned	—	(1)
Impairment on other real estate owned	—	10
Gains on sales of loans held-for-sale	(277)	(992)
Proceeds from sales of loans held-for-sale	12,564	45,465
Originations of loans held-for-sale	(12,208)	(41,301)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	590	657
Decrease in interest payable and other liabilities	(1,550)	(236)
Net cash provided by operating activities	4,555	9,064

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	8,000	7,424
Principal repayments on available-for-sale securities	10,636	18,713
Purchase of available-for-sale securities	(6,298)	(38,316)
Net increase in loans	(16,911)	(29,740)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(267)	(110)
Proceeds from sale of other real estate owned	—	513
Purchases of premises and equipment, net	(272)	(155)
Net cash used in investing activities	(5,112)	(41,671)

Cash Flows From Financing Activities
Net increase in deposits	30,711	23,471
Redemption of preferred stock	—	(10,000)
Cash dividends paid in lieu of fractional shares	(5)	(4)
Cash dividends paid on preferred stock	(64)	(372)
Net cash provided by financing activities	30,642	13,095

Net increase (decrease) in Cash and Cash Equivalents	30,085	(19,512)
Cash and Cash Equivalents, beginning of period	177,254	161,359
Cash and Cash Equivalents, end of period	$207,339	141,847

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$657	$666
Income Taxes	$752	$891
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$2,065	$1,047
Tax deficiency related to expired, vested non-qualified stock options	$—	$(106)
Financed sale of other real estate owned	$—	$(540)
Transfer of loans held-for-investment to other real estate owned	$462	$—
Unrealized holding gains (losses) on available for sale securities, net of taxes	$1,277	$(2,450)

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013 and December 31, 2013

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

Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	June 30, 2014	December 31, 2013

Commercial	$119,590	$110,644
Commercial Real Estate	247,920	235,296
Agriculture	50,374	51,730
Residential Mortgage	51,591	52,809
Residential Construction	7,893	10,444
Consumer	51,704	54,079

	529,072	515,002
Allowance for loan losses	(8,174)	(9,353)
Net deferred origination fees and costs	1,225	1,201

Loans, net	$522,123	$506,850

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate means.

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner-occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Losses on loans secured by owner-occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resulting over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or payments for services.  Agricultural loans are generally secured by inventory, receivables, equipment, and real property.  Agricultural loans are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as adverse weather conditions, including drought conditions such as those affecting California.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.

Residential mortgage loans, which are secured by real estate, are primarily susceptible to four risks: non-payment due to diminished or lost income; over-extension of credit; a lack of borrower’s cash flow to sustain payments; and shortfalls in collateral value.  In general, non-payment is usually due to loss of employment and follows general economic trends in the economy, particularly the upward movement in the unemployment rate, loss of collateral value, and demand shifts.

Residential construction loans, whether owner-occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate means.

Consumer loans, whether unsecured or secured are primarily susceptible to four risks: non-payment due to diminished or lost income; over-extension of credit; a lack of borrower’s cash flow to sustain payments; and shortfall in the collateral value.  In general, non-payment is usually due to loss of employment and will follow general economic trends in the economy, particularly the upward movements in the unemployment rate, loss of collateral value, and demand shifts.

As of June 30, 2014, approximately 47% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of construction and land development loans and loans secured by commercial properties.  Approximately 10% in principal amount of the Company’s loans were residential mortgage loans.  Approximately 1% in principal amount of the Company’s loans were residential construction loans.  Approximately 9% in principal amount of the Company’s loans were for agriculture and 23% in principal amount of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 10% in principal amount of the Company’s loans were consumer loans.

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

At June 30, 2014 and December 31, 2013, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank.

Non-accrual and Past Due Loans

    The Company’s non-accrual loans by loan class, as of June 30, 2014 and December 31, 2013 were as follows:

($ in thousands)	June 30, 2014	December 31, 2013

Commercial	$2,694	$2,609
Commercial Real Estate	2,016	2,607
Agriculture	—	1,590
Residential Mortgage	2,071	2,166
Residential Construction	82	93
Consumer	212	505

	$7,075	$9,570

Non-accrual loans amounted to $7,075,000 at June 30, 2014 and were comprised of seven residential mortgage loans totaling $2,071,000, two residential construction loans totaling $82,000, eight commercial real estate loans totaling $2,016,000, nine commercial loans totaling $2,694,000 and five consumer loans totaling $212,000.  Non-accrual loans amounted to $9,570,000 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166,000, two residential construction loans totaling $93,000, nine commercial real estate loans totaling $2,607,000, three agricultural loans totaling $1,590,000, nine commercial loans totaling $2,609,000 and five consumer loans totaling $505,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of June 30, 2014 and December 31, 2013 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
June 30, 2014
Commercial	$429	$—	$2,545	$2,974	$116,616	$119,590
Commercial Real Estate	555	1,713	491	2,759	245,161	247,920
Agriculture	—	—	—	—	50,374	50,374
Residential Mortgage	1,033	—	119	1,152	50,439	51,591
Residential Construction	40	—	77	117	7,776	7,893
Consumer	14	8	19	41	51,663	51,704
Total	$2,071	$1,721	$3,251	$7,043	$522,029	$529,072

December 31, 2013
Commercial	$200	$96	$269	$565	$110,079	$110,644
Commercial Real Estate	49	341	531	921	234,375	235,296
Agriculture	—	—	—	—	51,730	51,730
Residential Mortgage	207	—	99	306	52,503	52,809
Residential Construction	40	8	—	48	10,396	10,444
Consumer	26	—	23	49	54,030	54,079
Total	$522	$445	$922	$1,889	$513,113	$515,002

The Company had no loans 90 days or more past due and still accruing at June 30, 2014 and December 31, 2013.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans to be considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 6 (substandard) or worse.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; and the fair value of collateral if the loan is collateral dependent.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of June 30, 2014 and December 31, 2013 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2014
Commercial	$4,054	$2,688	$560	$3,248	$37
Commercial Real Estate	3,137	2,016	1,103	3,119	55
Agriculture	—	—	—	—	—
Residential Mortgage	6,269	2,071	3,250	5,321	652
Residential Construction	1,091	82	838	920	124
Consumer	1,682	342	973	1,315	25
Total	$16,233	$7,199	$6,724	$13,923	$893

December 31, 2013
Commercial	$5,794	$5,010	$656	$5,666	$83
Commercial Real Estate	3,746	2,607	1,122	3,729	63
Agriculture	1,878	1,591	—	1,591	—
Residential Mortgage	6,524	2,166	3,409	5,575	701
Residential Construction	1,115	94	849	943	254
Consumer	1,621	563	690	1,253	24
Total	$20,678	$12,031	$6,726	$18,757	$1,125

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three-month periods ended June 30, 2014 and June 30, 2013 was as follows:

($ in thousands)	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,875	$7	$3,335	$10
Commercial Real Estate	3,406	24	3,299	22
Agriculture	515	—	—	—
Residential Mortgage	5,357	42	5,299	34
Residential Construction	925	12	1,028	12
Consumer	1,494	20	928	8
Total	$15,572	$105	$13,889	$86

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the six-month periods ended June 30, 2014 and June 30, 2013 was as follows:

($ in thousands)	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$4,207	$15	$3,390	$19
Commercial Real Estate	3,404	43	3,610	43
Agriculture	655	—	—	—
Residential Mortgage	5,484	74	5,082	61
Residential Construction	937	22	1,075	23
Consumer	1,286	34	963	16
Total	$15,973	$188	$14,120	$162

None of the interest on impaired loans was recognized using a cash basis of accounting for the three-month and six-month periods ended June 30, 2014 and June 30, 2013.

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

The Company had $9,842,000 and $9,929,000 in TDR loans as of June 30, 2014 and December 31, 2013, respectively.  Specific reserves for TDR loans totaled $893,000 and $1,096,000 as of June 30, 2014 and December 31, 2013, respectively.  TDR loans performing in compliance with modified terms totaled $6,848,000 and $6,750,000 as of June 30, 2014 and December 31, 2013, respectively.  There were no commitments to advance more funds on existing TDR loans as of June 30, 2014.

Loans modified as troubled debt restructurings during the three-month periods ended June 30, 2014 and June 30, 2013 were as follows:

($ in thousands)	Three Months Ended June 30, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$49	$49
Total	1	$49	$49

($ in thousands)	Three Months Ended June 30, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential Mortgage	1	$568	$377
Total	1	$568	$377

Loans modified as troubled debt restructurings during the six-month periods ended June 30, 2014 and June 30, 2013 were as follows:

($ in thousands)	Six Months Ended June 30, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$49	$49
Consumer	2	498	498
Total	3	$547	$547

($ in thousands)	Six Months Ended June 30, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$244	$244
Residential Mortgage	1	568	377
Total	2	$812	$621

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month periods ended June 30, 2014 and June 30, 2013.  There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the six-month periods ended June 30, 2014 and June 30, 2013.

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

The following table presents the risk ratings by loan class as of June 30, 2014 and December 31, 2013.

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Commercial	$110,591	$2,221	$6,778	$—	$—	$119,590
Commercial Real Estate	228,350	10,176	9,394	—	—	247,920
Agriculture	50,374	—	—	—	—	50,374
Residential Mortgage	47,748	199	3,644	—	—	51,591
Residential Construction	7,299	473	121	—	—	7,893
Consumer	47,495	997	3,212	—	—	51,704
Total	$491,857	$14,066	$23,149	$—	$—	$529,072

December 31, 2013
Commercial	$98,755	$2,762	$9,127	$—	$—	$110,644
Commercial Real Estate	218,884	5,978	10,434	—	—	235,296
Agriculture	50,139	—	1,591	—	—	51,730
Residential Mortgage	48,519	539	3,751	—	—	52,809
Residential Construction	7,823	1,167	1,454	—	—	10,444
Consumer	48,903	2,585	2,591	—	—	54,079
Total	$473,023	$13,031	$28,948	$—	$—	$515,002

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2014.

Three-month period ended June 30, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2014	$3,282	$2,150	$439	$1,173	$258	$967	$377	$8,646
Provision for loan losses	1,191	(390)	—	(47)	(64)	49	(139)	600

Charge-offs	(1,024)	(69)	—	—	—	(26)	—	(1,118)
Recoveries	22	—	—	—	2	23	—	47
Net charge-offs	(1,002)	(69)	—	—	2	(3)	—	(1,072)
Balance as of June 30, 2014	$3,471	$1,691	$439	$1,126	$196	$1,013	$238	$8,174

Six-month period ended June 30, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for loan losses	2,323	(530)	(118)	(90)	(248)	252	(389)	1,200

Charge-offs	(2,085)	(69)	—	—	—	(328)	—	(2,482)
Recoveries	34	—	—	—	3	66	—	103
Net charge-offs	(2,051)	(69)	—	—	3	(262)	—	(2,379)
Balance as of June 30, 2013	$3,471	$1,691	$439	$1,126	$196	$1,013	$238	$8,174

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2014.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$37	$55	$—	$652	$124	$25	$—	$893
Loans collectively evaluated for impairment	3,434	1,636	439	474	72	988	238	7,281
Ending Balance	$3,471	$1,691	$439	$1,126	$196	$1,013	$238	$8,174

The following table details activity in the allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2013.

Three-month period ended June 30, 2013
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2013	$2,888	$2,095	$813	$973	$590	$1,059	$428	$8,846
Provision for loan losses	(67)	(105)	(65)	324	38	229	46	400

Charge-offs	(1)	(3)	—	(255)	(127)	(318)	—	(704)
Recoveries	49	50	—	12	2	71	—	184
Net charge-offs	48	47	—	(243)	(125)	(247)	—	(520)
Balance as of June 30, 2013	$2,869	$2,037	$748	$1,054	$503	$1,041	$474	$8,726

Six-month period ended June 30, 2013
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554
Provision for loan losses	(42)	266	(169)	227	(137)	216	439	800

Charge-offs	(112)	(3)	(1)	(333)	(127)	(376)	—	(952)
Recoveries	124	51	3	12	43	91	—	324
Net charge-offs	12	48	2	(321)	(84)	(285)	—	(628)
Balance as of June 30, 2013	$2,869	$2,037	$748	$1,054	$503	$1,041	$474	$8,726

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2013.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$84	$18	$—	$628	$267	$76	$—	$1,073
Loans collectively evaluated for impairment	2,785	2,019	748	426	236	965	474	7,653
Ending Balance	$2,869	$2,037	$748	$1,054	$503	$1,041	$474	$8,726

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

The Company’s investment in loans as of June 30, 2014, June 30, 2013, and December 31, 2013 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2014
Loans individually evaluated for impairment	$3,248	$3,119	$—	$5,321	$920	$1,315	$13,923
Loans collectively evaluated for impairment	116,342	244,801	50,374	46,270	6,973	50,389	515,149
Ending Balance	$119,590	$247,920	$50,374	$51,591	$7,893	$51,704	$529,072

June 30, 2013
Loans individually evaluated for impairment	$3,259	$3,606	$—	$5,945	$966	$889	$14,665
Loans collectively evaluated for impairment	97,281	208,994	48,058	46,381	7,617	54,884	463,215
Ending Balance	$100,540	$212,600	$48,058	$52,326	$8,583	$55,773	$447,880

December 31, 2013
Loans individually evaluated for impairment	$5,666	$3,729	$1,591	$5,575	$943	$1,253	$18,757
Loans collectively evaluated for impairment	104,978	231,567	50,139	47,234	9,501	52,826	496,245
Ending Balance	$110,644	$235,296	$51,730	$52,809	$10,444	$54,079	$515,002

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended June 30, 2014 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2014 and December 31,2013 were as follows:

	June 30, 2014	December 31, 2013

Constant prepayment rate	11.37%	9.09%
Discount rate	10.05%	10.05%
Weighted average life (years)	6.55	7.05

At June 30, 2014, the Company had $1,184,000 of mortgage loans held-for-sale.  At June 30, 2014, and December 31, 2013, the Company serviced real estate mortgage loans for others of $241,638,000 and $243,299,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2014 and December 31, 2013.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

	(in thousands)
	December 31, 2013	Additions	Reductions	June 30, 2014

Mortgage servicing rights	$1,968	$88	$(172)	$1,884
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,968	$88	$(172)	$1,884

At June 30, 2014 and December 31, 2013, the estimated fair market value of the Company’s mortgage servicing rights asset was $2,140,000 and $2,326,000, respectively.

The Company received contractually specified servicing fees of $152,000 and $155,000 for the three month periods ended June 30, 2014 and June 30, 2013, respectively.  The Company received contractually specified servicing fees of $305,000 and $307,000 for the six month periods ended June 30, 2014 and June 30, 2013, respectively.  Contractually specified servicing fees are included in other operating Income on the condensed consolidated statements of income.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and six-month period ended June 30, 2014 and 2013.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$1,339	$1,442	$2,703	$2,805
Preferred stock dividend	$(32)	$(160)	$(64)	$(372)
Net income available to common stockholders	$1,307	$1,282	$2,639	$2,433

Weighted average common shares outstanding	9,729,443	9,701,348	9,722,758	9,695,015
Basic EPS	$0.13	$0.13	$0.27	$0.25

Diluted earnings per share:
Net income	$1,339	$1,442	$2,703	$2,805
Preferred stock dividend	$(32)	$(160)	$(64)	$(372)
Net income available to common stockholders	$1,307	$1,282	$2,639	$2,433

Weighted average common shares outstanding	9,729,443	9,701,348	9,722,758	9,695,015

Effect of dilutive shares	45,296	34,112	48,057	32,883

Adjusted weighted average common shares outstanding	9,774,739	9,735,460	9,770,815	9,727,898
Diluted EPS	$0.13	$0.13	$0.27	$0.25

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 244,101 shares and 326,577 shares for the three-month periods ended June 30, 2014 and 2013, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 244,101 shares and 329,101 shares for the six-month periods ended June 30, 2014 and 2013, respectively.  There were no non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect for the three-month periods ended June 30, 2014 and 2013.  Non-vested shares of restricted stock that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 12,376 shares and 4,301 shares for the six-month periods ended June 30, 2014 and 2013, respectively.

5.    STOCK PLANS

On January 23, 2014, the Board of Directors of the Company declared a 3% stock dividend payable as of March 31, 2014.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2014.
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	301,457	$12.01

Granted	—	—

Expired	—	—

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	301,457	$12.01	$231,049	3.46

Exercisable (vested) at End of Period	253,265	$13.13	$160,204	2.45

The following table presents the activity related to stock options for the six months ended June 30, 2014.
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	368,177	$11.52

Granted	18,967	$7.28

Expired	(85,687)	$8.89

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	301,457	$12.01	$231,049	3.46

Exercisable (vested) at End of Period	253,265	$13.13	$160,204	2.45

The weighted average grant date fair value per share of options granted during the six-month period ended June 30, 2014 was $3.03 per share.

As of June 30, 2014, there was $114,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.88 years.

There was $23,000 of recognized compensation cost related to stock options granted for the six months ended June 30, 2014.

A summary of the weighted average assumptions used in valuing stock options during the three months and six months ended June 30, 2014 is presented below.

	Three Months Ended	Six Months Ended
	June 30, 2014*	June 30, 2014
Risk Free Interest Rate	—	1.53%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	45.93%
    * There were no stock options granted during the three-month period ended June 30, 2014.

The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2014.
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	71,013	$5.87

Granted	—	—

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—

Non-vested restricted stock outstanding at End of Period	71,013	$5.87	$536,148	8.47

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2014.
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	61,541	$4.88

Granted	24,890	$7.28

Cancelled / Forfeited	(4,230)	$4.74

Exercised/Released/Vested	(11,188)	$4.01

Non-vested restricted stock outstanding at End of Period	71,013	$5.87	$536,148	8.47

The weighted average fair value of restricted stock granted during the six month period ended June 30, 2014 was $7.28 per share.

As of June 30, 2014, there was $271,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.94 years.

There was $54,000 of recognized compensation cost related to restricted stock awards for the six months ended June 30, 2014.

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

As of June 30, 2014, there was $11,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $16,000 of recognized compensation cost related to ESPP issuances for the six-month period ended June 30, 2014.

The weighted average fair value at issuance date during the six-month period ended June 30, 2014 was $1.56.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months and six months ended June 30, 2014 is presented below.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Risk Free Interest Rate	0.12%	0.12%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	20.00%	20.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At June 30, 2014 there were no loans held-for-sale that required a write-down.

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

At June 30, 2014, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014.
	(in thousands)
June 30, 2014	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$46,304	$—	$46,304	$—
Obligations of states and
political subdivisions	28,094	—	28,094	—
Collateralized mortgage obligations	6,591	—	6,591	—
Mortgage-backed securities	80,991	—	80,991	—

Total investments at fair value	$161,980	$—	$161,980	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013.
	(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$52,685	$—	$52,685	$—
Obligations of states and
political subdivisions	27,387	—	27,387	—
Collateralized mortgage obligations	5,405	—	5,405
Mortgage-backed securities	87,792	—	87,792	—

Total investments at fair value	$173,269	$—	$173,269	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2014.

	(in thousands)
June 30, 2014	Total	Level 1	Level 2	Level 3
Impaired loans	$413	$—	$—	$413
Other real estate owned	462	—	—	462

Total assets at fair value	$875	$—	$—	$875

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2013.

	(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Impaired loans	$1,095	$—	$—	$1,095
Loan servicing rights	1,968	—	—	1,968

Total assets at fair value	$3,063	$—	$—	$3,063

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2014 and December 31, 2013.

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of June 30, 2014 and December 31, 2013 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation and discounted Cash Flows	External appraised values, management assumptions regarding market trends or other relevant factors; selling costs ranging 6% to 7%.
Loan servicing rights	Discounted cash flows
Present value of expected future cash flows is estimated using a discount rate factor of  10.05% as of June 30, 2014 and December 31, 2013.  A constant prepayment rate of 11.37% and 9.09% as of June 30, 2014 and December 31, 2013, respectively, was utilized.

Other real estate owned	Collateral	External appraised values, management assumptions regarding market trends or other relevant factors; selling costs of 7%.

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

Mortgage Servicing Rights

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

Deposit Liabilities

The Company measures fair value of deposits using Level 2 and Level 3 inputs.  The fair value of deposits were derived by discounti ng their expected future cash flows back to their present values based on the FHLB yield curve, and their expected decay rates for non maturing deposits.  The Company is able to obtain FHLB yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy.  Decay rates were developed through internal analysis, and are supported by recent years of the Bank’s transaction history.  The inputs used by the Company to derive the decay rate assumptions are unobservable inputs, and therefore fall under Level 3 of the fair value hierarchy.

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

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2014 and December 31, 2013 are approximately as follows:

		June 30, 2014		December 31, 2013
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$207,339	$207,339	$177,254	$177,254
Other equity securities	2	3,934	3,934	3,717	3,717
Loans receivable:
Net loans	3	522,123	519,166	506,850	503,605
Loans held-for-sale	2	1,184	1,229	1,263	1,290
Interest receivable	2	2,625	2,625	2,636	2,636
Mortgage servicing rights	3	1,884	2,140	1,968	2,326
Financial liabilities:
Deposits	3	834,498	821,363	803,787	789,841
Interest payable	2	75	75	71	71

9.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2014 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
Securities of U.S. government agencies and corporations	$46,862	$42	$(600)	$46,304
Obligations of states and political subdivisions	27,455	768	(129)	28,094
Collateralized mortgage obligations	6,539	52	—	6,591
Mortgage-backed securities	80,059	1,106	(174)	80,991

Total debt securities	$160,915	$1,968	$(903)	$161,980

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2013 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
Securities of U.S. government agencies and corporations	$53,960	$8	$(1,283)	$52,685
Obligations of states and political subdivisions	27,528	409	(550)	27,387
Collateralized mortgage obligations	5,359	46	—	5,405
Mortgage-backed securities	87,486	718	(412)	87,792

Total debt securities	$174,333	$1,181	$(2,245)	$173,269

There were no proceeds from sales of available-for-sale securities for the six-month and three-month periods ended June 30, 2014 and June 30, 2013.  There were no gross realized gains from sales or calls of available-for-sale securities for the six-month and three-month periods ended June 30, 2014.  Gross realized gains from calls of available-for-sale securities were $4 and $0 for the six-month and three-month periods ended June 30, 2013, respectively. There was a $50 gross realized loss from other equity securities for the six-month and three-month periods ended June 30, 2014.  There were no gross realized losses from sales of available-for-sale securities for the six-month and three-month periods ended June 30, 2013.

The amortized cost and estimated market value of debt and other securities at June 30, 2014, by contractual and expected maturity, are shown in the following table.

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$12,128	$12,143
Due after one year through five years	109,097	109,884
Due after five years through ten years	35,329	35,379
Due after ten years	4,361	4,574

	$160,915	$161,980

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $83,361,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2014, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$2,007	$(1)	$29,532	$(599)	$31,539	$(600)
Obligations of states and political subdivisions	2,977	(22)	5,970	(107)	8,947	(129)
Mortgaged-backed securities	—	—	11,807	(174)	11,807	(174)

Total	$4,984	$(23)	$47,309	$(880)	$52,293	$(903)

No decline in value was considered “other-than-temporary” during 2014.  Six securities, all considered investment grade, which had a fair value of $4,984,000 and a total unrealized loss of $23,000 have been in an unrealized loss position for less than twelve months as of June 30, 2014.  Thirty eight securities, all considered investment grade, which had a fair value of $47,309,000 and a total unrealized loss of $880,000 had been in an unrealized loss position for more than twelve months as of June 30, 2014.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio is other-than-temporarily impaired. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

    Investment securities carried  at $29,026,000 and $28,773,000 at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive loss for the three-month period ended June 30, 2014.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of March 31, 2014	$(123)	$(480)	$46	$(557)
Current period other comprehensive income	761	—	—	761
Balance as of June 30, 2014	$638	$(480)	$46	$204

The following table details activity in accumulated other comprehensive loss for the six-month period ended June 30, 2014.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)
Current period other comprehensive income	1,277	—	—	1,277
Balance as of June 30, 2014	$638	$(480)	$46	$204

The following table details activity in accumulated other comprehensive (loss) for the three-month period ended June 30, 2013.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of March 31, 2013	$1,671	$(668)	$8	$1,011
Current period other comprehensive loss	(2,287)	—	—	(2,287)
Balance as of June 30, 2013	$(616)	$(668)	$8	$(1,276)

The following table details activity in accumulated other comprehensive (loss) for the six-month period ended June 30, 2013.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2012	$1,834	$(668)	$8	$1,174
Current period other comprehensive loss	(2,450)	—	—	(2,450)
Balance as of June 30, 2013	$(616)	$(668)	$8	$(1,276)

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2014	December 31, 2013

Undisbursed loan commitments	$170,162	$172,563
Standby letters of credit	1,854	2,489
Commitments to sell loans	2,848	3,209

	$174,864	$178,261

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2014, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At June 30, 2014, there was $1,854,000 issued in performance standby letters of credit.  At June 30, 2014, the Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet, however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at June 30, 2014, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2014, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

This report and other reports or statements which we may release includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “strive,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.

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

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission (“SEC”), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Significant results and developments during the second quarter and year-to-date 2014 include:

• Net income of $2.7 million for the six months ended June 30, 2014, down 3.6% from $2.8 million earned for the same fiscal period last year.

• Net income available to common shareholders of $2.6 million for the six months ended June 30, 2014, up 8.3% from $2.4 million for the same fiscal period last year.

• Diluted income per share for the six-month period ended June 30, 2014 was $0.27, up 8.0% from diluted income per share of $0.25 in the same period last year.

• Net interest income increased in the six months ended June 30, 2014 by $1.1 million, or 8.2%, to $14.5 million from $13.4 million in the same period last year.  The increase in net interest income was primarily attributable to an increase in interest income on loans and securities.  The increase in interest income on loans is primarily due to an increase in average loans, partially offset by a decrease in interest yield.  The increase in interest income on securities is primarily due to an increase in interest yield, partially offset by a decrease in average investment securities.  Net interest margin decreased from 3.41% for the six-month period ending June 30, 2013 to 3.33% for the same period ending June 30, 2014.

• Provision for loan losses of $1.2 million for the six-month period ended June 30, 2014 compared to a provision for loan losses of $0.8 million for the same period in 2013.

• Total assets at June 30, 2014 were $930.8 million, an increase of $33.2 million, or 3.7%, compared to total assets at December 31, 2013.

• Total net loans at June 30, 2014 (including loans held-for-sale) increased $15.2 million, or 3.0%, to $523.3 million compared to December 31, 2013.

• Total investment securities at June 30, 2014 decreased $11.3 million, or 6.5%, to $162.0 million compared to December 31, 2013.

• Total deposits of $834.5 million at June 30, 2014, represented an increase of $30.7 million, or 3.8%, compared to December 31, 2013.

• Net income of $1.3 million for the three months ended June 30, 2014, down 7.1% from $1.4 million for the same fiscal period last year.

• Net income available to common shareholders of $1.3 million for the three months ended June 30, 2014 and June 30, 2013.

• Diluted income per share for the three-month periods ended June 30, 2014 and June 30, 2013 was $0.13.

SUMMARY

The Company recorded net income of $2,703,000 for the six-month period ended June 30, 2014, representing a decrease of $102,000 from net income of $2,805,000 for the same period in 2013.  The Company recorded net income of $1,339,000 for the three-month period ended June 30, 2014, representing a decrease of $103,000 from net income of $1,442,000 for the same period in 2013.

The following tables present a summary of the results for the three-month and six-month periods ended June 30, 2014 and 2013, and a summary of our financial condition at June 30, 2014 and December 31, 2013.

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

(in thousands except for per share amounts)
For the Period:

Net Income	$1,339	$1,442	$2,703	$2,805

Net Income Available to Common Shareholders	$1,307	$1,282	$2,639	$2,433

Basic Earnings Per Common Share	$0.13	$0.13	$0.27	$0.25

Diluted Earnings Per Common Share	$0.13	$0.13	$0.27	$0.25

	June 30, 2014	December 31, 2013

(in thousands except for ratios)
At Period End:

Total Assets	$930,834	$897,669

Total Loans, Net (including loans held-for-sale)	$523,307	$508,113

Total Investment Securities	$161,980	$173,269

Total Deposits	$834,498	$803,787

Loan-To-Deposit Ratio	62.7%	63.2%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	June 30, 2014			June 30, 2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$509,254	$6,664	5.25%	$456,839	$6,234	5.47%
Interest bearing due from banks	204,842	154	0.30%	135,298	107	0.32%
Investment securities, taxable	156,460	717	1.84%	186,311	647	1.39%
Investment securities, non-taxable (2)	9,759	98	4.03%	9,971	99	3.98%
Other interest earning assets	3,884	61	6.30%	3,687	60	6.53%
Total average interest-earning assets	884,199	7,694	3.49%	792,106	7,147	3.62%
Non-interest-earning assets:
Cash and due from banks	15,732			15,763
Premises and equipment, net	7,407			7,732
Other real estate owned	262			555
Interest receivable and other assets	26,370			29,066
Total average assets	933,970			845,222

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	214,175	74	0.14%	193,374	64	0.13%
Savings and MMDA’s	258,333	166	0.26%	221,019	146	0.26%
Time, under $100,000	32,726	28	0.34%	34,942	34	0.39%
Time, $100,000 and over	60,505	68	0.45%	55,080	68	0.50%
FHLB advances and other borrowings	5	—	—%	3	—	—%
Total average interest-bearing liabilities	565,744	336	0.24%	504,418	312	0.25%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	272,763			249,259
Interest payable and other liabilities	7,242			7,541
Total liabilities	845,749			761,218
Total average stockholders’ equity	88,221			84,004
Total average liabilities and stockholders’ equity	$933,970			$845,222
Net interest income and net interest margin (3)		$7,358	3.34%		$6,835	3.46%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereone is excluded.  Loan interest income includes loan fees of approximately $237 and $383 for the three months ended June 30, 2014 and 2013, respectively.

(2) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.  For disclosure purposes yield /rates are annualized by dividing the number of days in the reported period by 365 days.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended			Six months ended
	June 30, 2014			June 30, 2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$505,208	$13,078	5.22%	$447,399	$12,205	5.50%
Interest bearing due from banks	201,208	279	0.28%	144,399	212	0.30%
Investment securities, taxable	158,628	1,491	1.90%	184,650	1,340	1.46%
Investment securities, non-taxable (2)	9,743	197	4.08%	10,075	199	3.98%
Other interest earning assets	3,801	128	6.79%	3,647	60	3.32%
Total average interest-earning assets	878,588	15,173	3.48%	790,170	14,016	3.58%
Non-interest-earning assets:
Cash and due from banks	16,422			16,166
Premises and equipment, net	7,421			7,766
Other real estate owned	132			807
Interest receivable and other assets	26,675			28,830
Total average assets	929,238			843,739

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	214,154	148	0.14%	191,334	127	0.13%
Savings and MMDA’s	254,490	325	0.26%	223,655	304	0.27%
Time, under $100,000	33,145	58	0.35%	35,132	73	0.42%
Time, $100,000 and over	58,744	130	0.45%	55,466	142	0.52%
FHLB advances and other borrowings	2	—	—%	2	—	—%
Total average interest-bearing liabilities	560,535	661	0.24%	505,589	646	0.26%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	273,645			244,915
Interest payable and other liabilities	7,715			7,644
Total liabilities	841,895			758,148
Total average stockholders’ equity	87,343			85,591
Total average liabilities and stockholders’ equity	$929,238			$843,739
Net interest income and net interest margin (3)		$14,512	3.33%		$13,370	3.41%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $477 and $661 for the six months ended June 30, 2014 and 2013, respectively.

(2) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.  For disclosure purposes yield      /rates are annualized by dividing the number of days in the reported period by 365 days.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $30,085,000 increase in cash and cash equivalents, a $11,289,000 decrease in investment securities available-for-sale, a $15,273,000 increase in net loans held-for-investment, a $79,000 decrease in loans held-for-sale,  and a $1,442,000 decrease in interest receivable and other assets from December 31, 2013 to June 30, 2014.  The increase in cash and cash equivalents was due to an increase in interest bearing due from federal reserve bank accounts.  The decrease in investment securities available-for-sale was primarily the result of call and maturities of agency bonds, and amortization on mortgage backed securities, partially offset by the purchase of U.S. government agencies and mortgage backed securities.  The increase in loans held-for-investment was due to increases in the following loan categories as a result of increased loan demand:  commercial and  commercial real estate.  The increase in loans held-for-investment was partially offset by decreases in the following loan categories:  agriculture, residential mortgage, residential construction and consumer.  The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The decrease in interest receivable and other assets was mainly due to a decrease in accrued income taxes receivable, which was partially offset by the addition of other real estate owned property.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $30,711,000 from December 31, 2013 to June 30, 2014.  The increase in deposits was due to increases in interest-bearing transaction deposits, savings accounts, money market accounts, and time deposits, which were partially offset by decreases in demand accounts.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the six-month period ended June 30, 2014.

Interest income on loans for the six-month period ended June 30, 2014 was up 7.2% from the same period in 2013, increasing from $12,205,000 to $13,078,000 and was up 6.9% for the three-month period ended June 30, 2014 over the same period in 2013, increasing from $6,234,000 to $6,664,000.  The increase in interest income on loans for the six-month period ended June 30, 2014 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 28 basis point decrease in loan yields.  The increase in interest income on loans for the three-month period ended June 30, 2014 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 22 basis point decrease in loan yields.  The decrease in loan yields was primarily due to the origination of new loans and the repricing of existing loans at lower rates.

Interest income on investment securities available-for-sale for the six-month period ended June 30, 2014 was up 9.7% from the same period in 2013, increasing from $1,539,000 to $1,688,000 and was up 9.3% for the three-month period ended June 30, 2014 over the same period in 2013, increasing from $746,000 to $815,000. The increase in interest income on investment securities for the six-month and three-month periods ended June 30, 2014 as compared to the same period a year ago was primarily due to an increase in the yields of investment securities of 44 and 45 basis points, respectively, which were partially offset by an decrease in average investment securities.  The increase in investment securities yields was primarily due to slower pre-payments resulting in slower amortization of premiums on mortgage backed securities.

Interest income on interest-bearing due from banks for the six-month period ended June 30, 2014 was up 31.6% from the same period in 2013, increasing from $212,000 to $279,000 and was up 43.9% for the three-month period ended June 30, 2014 over the same period in 2013, increasing from $107,000 to $154,000.  The increase in interest income on interest-bearing due from banks for the six-month period ended June 30, 2014 as compared to the same period a year ago was due to an increase in the average interest-bearing due from banks balance outstanding, partially offset by a 2 basis point decrease in interest bearing due from banks yield. The increase in interest income on interest-bearing due from banks for the three-month period ended June 30, 2014 as compared to the same period a year ago was due to an increase in average interest-bearing due from banks, offset by a 2 basis point decrease in interest bearing due from banks yield.

The Company had no Federal Funds sold balances during the six-month periods ended June 30, 2014 and June 30, 2013.

Interest Expense

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2014 was up 2.3% from the same period in 2013, increasing from $646,000 to $661,000 and was up 7.7% for the for the three-month period ended June 30, 2014 over the same period in 2013, from $312,000 to $336,000.  The increase in interest expense during the six-month period ended June 30, 2014 was due to an increase in the average balance of interest-bearing liabilities, which was partially offset by 2 basis point decrease in the Company’s average cost of funds.  The increase in interest expense during the three-month period ended June 30, 2014 was due to an increase in the average balance of interest-bearing liabilities, which was partially offset by 1 basis point decrease in the Company’s average cost of funds.  The Company had no FHLB advances and related interest expense during the six-month periods ended June 30, 2014 and June 30, 2013.

Provision for Loan Losses

There was a provision for loan losses of $1,200,000 for the six-month period ended June 30, 2014 compared to a provision for loan losses of $800,000 for the same period in 2013.  There was a provision for loan losses of $600,000 for the three-month period ended June 30, 2014 compared to a provision for loan losses of $400,000 for the same period in 2013.  The allowance for loan losses was approximately $8,174,000, or 1.54% of total loans, at June 30, 2014 compared to $9,353,000, or 1.81% of total loans, at December 31, 2013.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three-month and six-month periods in 2014 was primarily due to increased net charge-offs compared to the same periods in 2013.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the six-month periods ended June 30, 2014 and June 30, 2013.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Other Operating Income

Other operating income was down 31.8% for the six-month period ended June 30, 2014 from the same period in 2013, decreasing from $5,170,000 to $3,526,000.

This decrease was primarily due to decreases in service charges on deposit accounts, gains on sales of loans held for sale, investment and brokerage services income, mortgage brokerage income, and loan servicing income, which was partially offset by increases in fiduciary activities income and ATM fees.  The decrease in service charges on deposit accounts was primarily due to a decrease in the volume of service charges on checking accounts.  The decrease in gains on sales of loans held-for-sale was due to an increase in market interest rates and a corresponding decrease in sales volume.  The decrease in investment and brokerage services income and mortgage brokerage income was due to a decrease in the demand for those services.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets recorded and the prior year reversal of impairment expense, which was partially offset by a decrease in mortgage servicing amortization expense.  The increase in fiduciary activities income was primarily due to an increase in the demand for those services as well as an increase in the market value of fiduciary assets.  The increase in ATM fees was primarily due to an increase in volume of transactions and ATM fees charged.

Other operating income was down 30.3% for the three-month period ended June 30, 2014 from the same period in 2013, decreasing from $2,549,000 to $1,778,000.

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

Other Operating Expenses

Total other operating expenses were down 5.2% for the six-month period ended June 30, 2014 from the same period in 2013, decreasing from $13,605,000 to $12,903,000.

The decrease was primarily due to decreases in salaries and employee benefits and occupancy and equipment expense, which was partially offset by increases in other expenses.  The decrease in salaries and employee benefits was primarily due to a decrease in commissions, contingent compensation, and profit sharing retirement.  Commissions decreased as a result of decreased number of mortgage origination transactions and a reduction in investment and brokerage assets.  The decrease in salaries and employee benefit expense was partially offset by an increase in regular salaries, which were due to routine merit increases.  The decrease in occupancy and equipment expense was primarily due to decreases in rentals on solar equipment and depreciation expense.  The increase in other expenses was primarily due to increases in sundry losses, and other miscellaneous expenses, which was partially offset by a decrease in consulting fees.

Total other operating expenses were down 3.8% for the three-month period ended June 30, 2014 from the same period in 2013, decreasing from $6,851,000 to $6,590,000.

The decrease was primarily due to decreases in salaries and employee benefits expense, which was partially offset by increases in other expenses.  The decrease in salaries and employee benefits was primarily due to a decrease in commissions, contingent compensation, and profit sharing retirement.  Commissions decreased as a result of decreased number of mortgage origination transactions and a reduction in investment and brokerage assets.  The decrease in salaries and employee benefit expense was partially offset by an increase in regular salaries, which were due to routine merit increases.  The increase in other expenses was primarily due to increases in data processing, loan collection expense, and other miscellaneous expenses.

The following table sets forth other miscellaneous operating expenses by category for the three-month and six-month periods ended June 30, 2014 and 2013.

	(in thousands)

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Other miscellaneous operating expenses
FDIC assessments	$155	$151	$290	$300
Contributions	27	32	62	50
Legal fees	49	57	72	82
Accounting and audit fees	97	90	177	168
Consulting fees	149	155	277	389
Postage expense	89	93	179	173
Telephone expense	37	65	70	94
Public relations	61	58	118	96
Training expense	37	25	62	64
Loan origination expense	142	148	260	259
Computer software depreciation	14	27	37	60
Sundry losses	37	26	80	17
Loan collection expense	101	16	147	32
Other miscellaneous expense	370	387	748	733

Total other miscellaneous operating expenses	$1,365	$1,330	$2,579	$2,517

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the six months ended June 30, 2014, the Company’s expense for income taxes decreased $98,000 from the same period last year, from $1,330,000 to $1,232,000.

In the three months ended June 30, 2014, the Company’s provision for income taxes decreased $84,000 from the same period last year, from $691,000 to $607,000.

The decrease in provision for income taxes for the period presented is primarily attributable to the respective level of earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2014	December 31, 2013

Undisbursed loan commitments	$170,162	$172,563
Standby letters of credit	1,854	2,489
Commitments to sell loans	2,848	3,209
	$174,864	$178,261

The reserve for unfunded lending commitments amounted to $793,000 at June 30, 2014 and December 31, 2013, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2014, and December 31, 2013.

	At June 30, 2014			At December 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,071	$—	$2,071	$2,166	$—	$2,166
Residential construction	82	—	82	93	—	93
Commercial real estate	2,016	193	1,823	2,607	200	2,407
Agriculture	—	—	—	1,590	—	1,590
Commercial	2,694	97	2,597	2,609	202	2,407
Consumer	212	19	193	505	23	482
Total non-accrual loans	$7,075	$309	$6,766	$9,570	$425	$9,145

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

Non-accrual loans amounted to $7,075,000 at June 30, 2014 and were comprised of seven residential mortgage loans totaling $2,071,000, two residential construction loans totaling $82,000, eight commercial real estate loans totaling $2,016,000, nine commercial loans totaling $2,694,000 and five consumer loans totaling $212,000.  Non-accrual loans amounted to $9,570,000 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166,000, two residential construction loans totaling $93,000, nine commercial real estate loans totaling $2,607,000, three agricultural loans totaling $1,590,000, nine commercial loans totaling $2,609,000 and five consumer loans totaling $505,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of June 30, 2014, totaled approximately $4,209,000 or 59.5% of total non-accrual loans and consisted of one commercial real estate loan totaling $1,065,000, supported by commercial properties located within the Company’s market area, two residential mortgage loans totaling $1,262,000, supported by residential properties located within the Company’s market area and two commercial and industrial loan totaling $1,882,000, supported by the business assets of the borrower.  The collateral securing these loans is generally appraised every six months.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at June 30, 2014 and December 31, 2013 consisting of loans on non-accrual status totaled $7,075,000 and $9,570,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans totaled $6,848,000 and $9,187,000 at June 30, 2014 and December 31, 2013, respectively.   The Company expects performing impaired loans to collect all principal and interest due and they are performing satisfactorily.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans in management's opinion were adequately collateralized based on recently obtained appraised property values or guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,917,000, or 21.0% to $7,228,000 during the first six months of 2014.  Non-performing assets, net of guarantees, represent 0.8% of total assets at June 30, 2014.

	At June 30, 2014			At December 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$7,075	$309	$6,766	$9,570	$425	$9,145
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	7,075	309	6,766	9,570	425	9,145
Other real estate owned	462	—	462	—	—	—
Total non-performing assets	7,537	309	7,228	9,570	425	9,145

Non-performing loans to total loans			1.3%			1.8%
Non-performing assets to total assets			0.8%			1.0%
Allowance for loan and lease losses to non-performing loans			113.1%			102.3%

The Company had no loans 90 days or more past due and still accruing at June 30, 2014 and December 31, 2013.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  OREO amounted to $462,000 and $0 as of June 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the Allowance for Loan Losses of the Company during the six-month periods ended June 30, 2014 and 2013, and for the year ended December 31, 2013.

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2014	2013	2013

Balance at beginning of period	$9,353	$8,554	$8,554
Provision for loan losses	1,200	800	1,200
Loans charged-off:
Commercial	(2,085)	(112)	(168)
Commercial Real Estate	(69)	(3)	(17)
Agriculture	—	(1)	(1)
Residential mortgage	—	(333)	(333)
Residential construction	—	(127)	(127)
Consumer loans to individuals	(328)	(376)	(572)

Total charged-off	(2,482)	(952)	(1,218)

Recoveries:
Commercial	34	124	377
Commercial Real Estate	—	51	51
Agriculture	—	3	3
Residential mortgage	—	12	157
Residential construction	3	43	45
Consumer loans to individuals	66	91	184

Total recoveries	103	324	817

Net charge-offs	(2,379)	(628)	(401)

Balance at end of period	$8,174	$8,726	$9,353

Ratio of net charge-offs to average loans outstanding
during the period (annualized)	(0.93%)	(0.28%)	(0.09%)
Allowance for loan losses
To total loans at the end of the period	1.53%	1.83%	1.81%
To non-performing loans, net of guarantees at the end of the period	120.8%	114.1%	102.3%

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2014, the Company had the following deposit mix: 31.1% in savings and MMDA deposits, 10.8% in time deposits, 25.5% in interest-bearing transaction deposits and 32.6% in non-interest-bearing transaction deposits.  At December 31, 2013, the Company had the following deposit mix: 28.8% in savings and MMDA deposits, 11.1% in time deposits, 25.9% in interest-bearing transaction deposits and 34.2% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2014 and December 31, 2013 are summarized as follows:

	(in thousands)
	June 30, 2014	December 31, 2013
Three months or less	$14,408	$14,534
Over three to twelve months	30,820	29,231
Over twelve months	12,884	12,354
Total	$58,112	$56,119

The increase in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to additions of time deposits, which was partially offset by the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 62.7% on June 30, 2014.  In addition, on June 30, 2014, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $2,286,000 in securities due within one year or less; and $37,922,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $57,000,000 at June 30, 2014.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at June 30, 2014 of $182,583,000; credit availability is subject to certain collateral requirements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2014, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2014.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$83,978	9.00%	5.0%
Tier 1 Risk-Based	$83,978	14.82%	6.0%
Total Risk-Based	$91,082	16.08%	10.0%

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The bank will become subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. We are currently evaluating the impact of these changes on our future regulatory capital position.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2014, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2014.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2013 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank is Subject to Lending Risks of Loss and Repayment Associated with Commercial Banking Activities

The Bank’s business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans, and commercial and multi-family real estate loans.  The principal factors affecting the Bank’s risk of loss in connection with commercial business loans include the borrower’s ability to manage its business affairs and cash flows, general economic conditions and, with respect to agricultural loans, weather and climate conditions.  California continues to experience a severe drought.  If the drought significantly harms the business of our customers, particularly in the agricultural sector, the credit quality of our loans to these customers could decline as a specific result of the drought.  Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

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

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2013, approximately 73% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.  As previously mentioned, the severe drought in California, could have an adverse impact on economic conditions in California, particularly in the agricultural sector.

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board (the “FRB”).  The Bank is generally adversely affected by declining interest rates.  For the past several years, in response to the financial crisis which began in 2008 and the ensuing recession, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  In the first quarter of 2014, the FRB announced its expectation that it will be tapering downward and eventually ending its purchases of U.S. Treasury and federal agency-backed securities.  It also indicated that it expects to maintain the current very low target range for the federal funds rate (currently zero to 1/4%) for a considerable time after its asset purchase program ends, especially if projected inflation continues to run below the FRB’s 2% long term goal.  We cannot predict with any certainty whether or to what extent these FRB policies will continue or how other developments will unfold.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.  Increases in long-term residential mortgage interest rates can be expected to decrease the pace of new mortgage loan originations and the pace of refinancing of existing residential mortgage loans.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_________________________
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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 11, 2014	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)