Form 10-Q
period 2014-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2014-11-06
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock outstanding as of November 3, 2014 was 9,800,456.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

Page
PART I – Financial Information
ITEM I.    – Financial Statements (Unaudited) ...3
Condensed Consolidated Balance Sheets (Unaudited) ...3
Condensed Consolidated Statements of Income (Unaudited) ...4
Condensed Consolidated Statements of Comprehensive Income (Unaudited) ...5
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) ...6
Condensed Consolidated Statements of Cash Flows (Unaudited) ...7
Notes to Condensed Consolidated Financial Statements ...8
ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................................................................................................................................................................................38
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...56
ITEM 4.   – CONTROLS AND PROCEDURES ...56
PART II   – OTHER INFORMATION ...56
ITEM 1. – LEGAL PROCEEDINGS ...56
ITEM 1A. – RISK FACTORS ...56
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ...59
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES ...59
ITEM 4. – MINE SAFETY DISCLOSURES ...59
ITEM 5. – OTHER INFORMATION ...59
ITEM 6.   – EXHIBITS ...59
SIGNATURES ...60

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

 ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except shares and share amounts)	2014	2013

Assets

Cash and cash equivalents	$246,628	$177,254
Investment securities – available-for-sale	143,789	173,269
Loans, net of allowance for loan losses of $8,402 at September 30, 2014
and $9,353 at December 31, 2013	524,796	506,850
Loans held-for-sale	1,258	1,263
Stock in Federal Home Loan Bank and other equity securities, at cost	3,934	3,717
Premises and equipment, net	7,296	7,418
Interest receivable and other assets	26,354	27,898

Total Assets	$954,055	$897,669

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$274,249	$274,831
Interest-bearing transaction deposits	218,602	207,879
Savings and MMDA's	273,030	231,491
Time, under $100,000	32,116	33,467
Time, $100,000 and over	57,781	56,119
Total deposits	855,778	803,787

Interest payable and other liabilities	8,011	8,974

Total Liabilities	863,789	812,761

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 12,847 shares issued and outstanding at September 30, 2014 and December 31, 2013	12,847	12,847
Common stock, no par value; 16,000,000 shares authorized;
9,800,456 shares issued and outstanding at September 30, 2014 and 9,495,674 shares issued and outstanding at December 31, 2013	66,788	64,584
Additional paid-in capital	977	977
Retained earnings	9,678	7,573
Accumulated other comprehensive loss, net	(24)	(1,073)
Total Stockholders’ Equity	90,266	84,908

Total Liabilities and Stockholders’ Equity	$954,055	$897,669

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(in thousands, except per share amounts)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest and dividend income:
Loans	$6,717	$6,466	$19,795	$18,671
Due from banks interest bearing accounts	132	103	411	315
Investment securities
Taxable	741	621	2,232	1,961
Non-taxable	85	99	282	298
Other earning assets	77	46	205	106
Total interest and dividend income	7,752	7,335	22,925	21,351
Interest expense:
Deposits	312	306	973	952
Total interest expense	312	306	973	952
Net interest income	7,440	7,029	21,952	20,399
Provision for loan losses	400	—	1,600	800
Net interest income after provision for loan losses	7,040	7,029	20,352	19,599
Other operating income:
Service charges on deposit accounts	599	606	1,689	1,876
Gains on sales of other real estate owned	—	—	—	1
Gains on sales of loans held-for-sale	179	129	456	1,121
Investment and brokerage services income	158	295	479	958
Mortgage brokerage income	9	28	15	63
Loan servicing income	145	490	366	1,203
Fiduciary activities income	121	136	457	465
ATM fees	145	67	335	219
Signature based transaction fees	487	337	1,183	966
Gains on calls of available-for-sale securities	53	—	53	4
Other income	208	185	647	567
Total other operating income	2,104	2,273	5,680	7,443
Other operating expenses:
Salaries and employee benefits	4,031	4,422	11,556	12,630
Occupancy and equipment	728	757	2,186	2,289
Data processing	434	414	1,265	1,258
Stationery and supplies	81	92	255	281
Advertising	84	76	257	263
Directors’ fees	68	54	190	161
Other real estate owned expense (income) and impairment	65	(10)	106	11
Impairment on other interest earning asset	—	—	50	—
Other expense	1,301	1,120	3,880	3,637
Total other operating expenses	6,792	6,925	19,745	20,530
Income before provision for income taxes	2,352	2,377	6,287	6,512
Provision for income taxes	782	1,004	2,014	2,334

Net income	$1,570	$1,373	$4,273	$4,178

Preferred stock dividends	$(33)	$(162)	$(97)	$(534)
Net income available to common shareholders	$1,537	$1,211	$4,176	$3,644

Basic earnings per share	$0.16	$0.12	$0.43	$0.38
Diluted earnings per share	$0.16	$0.12	$0.43	$0.37

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$1,570	$1,373	$4,273	$4,178
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax effect of $(131) and $93 for the three-month periods ended September 30, 2014 and September 30, 2013, respectively, and $721 and $(1,539) for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively	(196)	139	1,081	(2,309)
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $(21) and $0 for the three-month periods ended September 30, 2014 and September 30, 2013, and $(21) and $(2) for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively	(32)	—	(32)	(2)
Other comprehensive (loss) income	$(228)	$139	$1,049	$(2,311)

Comprehensive income	$1,342	$1,512	$5,322	$1,867

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2013	12,847	$12,847	9,495,674	$64,584	$977	$7,573	$(1,073)	$84,908

Net income						4,273		4,273

Other comprehensive income							1,049	1,049

3% stock dividend			284,871	2,065		(2,065)		—
Dividend on preferred stock						(97)		(97)
Cash in lieu of fractional shares			(145)			(6)		(6)
Stock-based compensation and related tax benefit				139				139
Common shares issued related to restricted stock grants, net			24,166					—
Restricted stock forfeited			(4,110)					—

Balance at September 30, 2014	12,847	$12,847	9,800,456	$66,788	$977	$9,678	$(24)	$90,266

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash Flows From Operating Activities
Net income	$4,273	$4,178
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	504	526
Accretion and amortization of investment securities premiums and discounts, net	1,554	2,656
Valuation adjustment on mortgage servicing rights	—	(536)
Decrease in deferred loan origination fees and costs, net	(139)	(313)
Provision for loan losses	1,600	800
Stock plan accruals	139	109
Gains on calls/sales of available-for-sale securities	(53)	(4)
Impairment on other interest earning assets	50	—
Gains on sales of other real estate owned	—	(1)
Impairment on other real estate owned	48	10
Gains on sales of loans held-for-sale	(456)	(1,121)
Proceeds from sales of loans held-for-sale	21,309	61,014
Originations of loans held-for-sale	(20,848)	(57,125)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	844	1,302
Net (decrease) increase in interest payable and other liabilities	(963)	502
Net cash provided by operating activities	7,862	11,997

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	14,362	8,025
Proceeds from sales of available-for-sale securities	12,140	—
Principal repayments on available-for-sale securities	16,070	27,368
Purchase of available-for-sale securities	(12,844)	(44,413)
Net increase in loans	(19,869)	(56,754)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(267)	(110)
Proceeds from sale of other real estate owned	414	513
Purchases of premises and equipment, net	(382)	(206)
Net cash provided by (used in) investing activities	9,624	(65,577)

Cash Flows From Financing Activities
Net increase in deposits	51,991	52,703
Redemption of preferred stock	—	(10,000)
Cash dividends paid in lieu of fractional shares	(6)	(4)
Cash dividends paid on preferred stock	(97)	(534)
Net cash provided by financing activities	51,888	42,165

Net increase (decrease) in Cash and Cash Equivalents	69,374	(11,415)
Cash and Cash Equivalents, beginning of period	177,254	161,359
Cash and Cash Equivalents, end of period	$246,628	$149,944

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$958	$962
Income Taxes	$1,213	$1,260
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$2,065	$1,047
Tax deficiency related to expired, vested non-qualified stock options	$—	$(106)
Financed sale of other real estate owned	$—	$(540)
Transfer of loans held-for-investment to other real estate owned	$462	$—
Unrealized holding gains (losses) on available for sale securities, net of taxes	$1,049	$(2,311)
See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013 and December 31, 2013

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

In August, 2014, FASB issued ASU 2014-14, Receivables- Troubled Debt Restructuring by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The amendment affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.  It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are present:
•	The loan has a government guarantee that is not separable from the loan before foreclosure.
•
At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim.

•	At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.
Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments are effective for a public business entity for annual periods and interim periods within those annual periods, beginning after December 15, 2014.

In August, 2014, FASB issued ASU 2014-15, Presentation of Financial Statements- Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendment defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  The amendments are effective for a public business entity for annual periods ending after December 15, 2016, and interim periods within those annual periods, beginning after December 15, 2016.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	September 30, 2014	December 31, 2013

Commercial	$117,241	$110,644
Commercial Real Estate	253,960	235,296
Agriculture	55,293	51,730
Residential Mortgage	49,471	52,809
Residential Construction	5,395	10,444
Consumer	50,498	54,079

	531,858	515,002
Allowance for loan losses	(8,402)	(9,353)
Net deferred origination fees and costs	1,340	1,201

Loans, net	$524,796	$506,850

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate means.

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner-occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Losses on loans secured by owner-occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resulting over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.

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

Residential construction loans, whether owner-occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate means.

Consumer loans, whether unsecured or secured are primarily susceptible to four risks: non-payment due to diminished or lost income; over-extension of credit; a lack of borrower’s cash flow to sustain payments; and shortfall in the collateral value.  In general, non-payment is usually due to loss of employment and will follow general economic trends in the economy, particularly upward movements in the unemployment rate, loss of collateral value, and demand shifts.

As of September 30, 2014, approximately 48% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of construction and land development loans and loans secured by commercial properties.  Approximately 9% in principal amount of the Company’s loans were residential mortgage loans.  Approximately 1% in principal amount of the Company’s loans were residential construction loans.  Approximately 10% in principal amount of the Company’s loans were for agriculture and 22% in principal amount of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 10% in principal amount of the Company’s loans were consumer loans.

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

At September 30, 2014 and December 31, 2013, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of September 30, 2014 and December 31, 2013 were as follows:

($ in thousands)	September 30, 2014	December 31, 2013

Commercial	$2,198	$2,609
Commercial Real Estate	1,648	2,607
Agriculture	—	1,590
Residential Mortgage	2,039	2,166
Residential Construction	76	93
Consumer	675	505

	$6,636	$9,570

Non-accrual loans amounted to $6,636,000 at September 30, 2014 and were comprised of seven residential mortgage loans totaling $2,039,000, two residential construction loans totaling $76,000, seven commercial real estate loans totaling $1,648,000, seven commercial loans totaling $2,198,000 and seven consumer loans totaling $675,000.  Non-accrual loans amounted to $9,570,000 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166,000, two residential construction loans totaling $93,000, nine commercial real estate loans totaling $2,607,000, three agricultural loans totaling $1,590,000, nine commercial loans totaling $2,609,000 and five consumer loans totaling $505,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of September 30, 2014 and December 31, 2013 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
September 30, 2014
Commercial	$—	$142	$192	$334	$116,907	$117,241
Commercial Real Estate	388	—	1,156	1,544	252,416	253,960
Agriculture	—	—	—	—	55,293	55,293
Residential Mortgage	1,069	655	119	1,843	47,628	49,471
Residential Construction	39	—	73	112	5,283	5,395
Consumer	76	—	571	647	49,851	50,498
Total	$1,572	$797	$2,111	$4,480	$527,378	$531,858

December 31, 2013
Commercial	$200	$96	$269	$565	$110,079	$110,644
Commercial Real Estate	49	341	531	921	234,375	235,296
Agriculture	—	—	—	—	51,730	51,730
Residential Mortgage	207	—	99	306	52,503	52,809
Residential Construction	40	8	—	48	10,396	10,444
Consumer	26	—	23	49	54,030	54,079
Total	$522	$445	$922	$1,889	$513,113	$515,002

The Company had two consumer loans totaling $147,000 that were 90 days or more past due and still accruing at September 30, 2014.  The Company had no loans 90 days or more past due and still accruing at December 31, 2013.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 6 (substandard) or worse.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; and the fair value of collateral if the loan is collateral dependent.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of September 30, 2014 and December 31, 2013 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2014
Commercial	$2,864	$2,193	$545	$2,738	$36
Commercial Real Estate	2,758	1,648	1,092	2,740	56
Agriculture	—	—	—	—	—
Residential Mortgage	6,215	2,039	3,228	5,267	645
Residential Construction	1,077	76	832	908	111
Consumer	2,088	804	882	1,686	22
Total	$15,002	$6,760	$6,579	$13,339	$870

December 31, 2013
Commercial	$5,794	$5,010	$656	$5,666	$83
Commercial Real Estate	3,746	2,607	1,122	3,729	63
Agriculture	1,878	1,591	—	1,591	—
Residential Mortgage	6,524	2,166	3,409	5,575	701
Residential Construction	1,115	94	849	943	254
Consumer	1,621	563	690	1,253	24
Total	$20,678	$12,031	$6,726	$18,757	$1,125

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three-month periods ended September 30, 2014 and September 30, 2013 was as follows:

($ in thousands)	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,993	$9	$3,335	$10
Commercial Real Estate	2,930	20	3,341	22
Agriculture	—	—	—	—
Residential Mortgage	5,293	32	5,796	42
Residential Construction	914	9	961	10
Consumer	1,500	11	896	14
Total	$13,630	$81	$14,329	$98

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the nine-month periods ended September 30, 2014 and September 30, 2013 was as follows:

($ in thousands)	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$4,039	$19	$3,342	$29
Commercial Real Estate	3,320	58	3,180	65
Agriculture	655	—	—	—
Residential Mortgage	5,389	96	5,267	103
Residential Construction	925	29	1,027	33
Consumer	1,482	40	974	30
Total	$15,810	$242	$13,790	$260

None of the interest on impaired loans was recognized using a cash basis of accounting for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013.

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

The Company had $9,677,000 and $9,929,000 in TDR loans as of September 30, 2014 and December 31, 2013, respectively.  Specific reserves for TDR loans totaled $870,000 and $1,096,000 as of September 30, 2014 and December 31, 2013, respectively.  TDR loans performing in compliance with modified terms totaled $6,703,000 and $6,750,000 as of September 30, 2014 and December 31, 20013, respectively.  There were no commitments to advance more funds on existing TDR loans as of September 30, 2014.

There were no loans modified as troubled debt restructurings during the three-month period ended September 30, 2014.  Loans modified as troubled debt restructurings during the three-month period ended September 30, 2013 were as follows:

($ in thousands)	Three Months Ended September 30, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$149	$149
Consumer	3	233	233
Total	4	$382	$382

Loans modified as troubled debt restructurings during the nine-month periods ended September 30, 2014 and September 30, 2013 were as follows:

($ in thousands)	Nine Months Ended September 30, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$49	$49
Consumer	2	498	498
Total	3	$547	$547

($ in thousands)	Nine Months Ended September 30, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$393	$393
Residential Mortgage	1	568	377
Consumer	3	233	233
Total	6	$1,194	$1,003

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There was one consumer loan with a recorded investment of $49,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2014.  There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2013.

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

The following table presents the risk ratings by loan class as of September 30, 2014 and December 31, 2013:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2014
Commercial	$108,852	$2,610	$5,779	$—	$—	$117,241
Commercial Real Estate	235,515	9,491	8,954	—	—	253,960
Agriculture	55,293	—	—	—	—	55,293
Residential Mortgage	45,143	198	4,130	—	—	49,471
Residential Construction	4,809	470	116	—	—	5,395
Consumer	46,394	944	3,160	—	—	50,498
Total	$496,006	$13,713	$22,139	$—	$—	$531,858

December 31, 2013
Commercial	$98,755	$2,762	$9,127	$—	$—	$110,644
Commercial Real Estate	218,884	5,978	10,434	—	—	235,296
Agriculture	50,139	—	1,591	—	—	51,730
Residential Mortgage	48,519	539	3,751	—	—	52,809
Residential Construction	7,823	1,167	1,454	—	—	10,444
Consumer	48,903	2,585	2,591	—	—	54,079
Total	$473,023	$13,031	$28,948	$—	$—	$515,002

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month and nine-month periods ended September 30, 2014:

Three-month period ended September 30, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2014	$3,471	$1,691	$439	$1,126	$196	$1,013	$238	$8,174
Provision for loan losses	314	(66)	108	53	(77)	(58)	126	400

Charge-offs	(203)	—	—	—	—	(50)	—	(253)
Recoveries	12	—	—	—	42	27	—	81
Net charge-offs	(191)	—	—	—	42	(23)	—	(172)
Balance as of September 30, 2014	$3,594	$1,625	$547	$1,179	$161	$932	$364	$8,402

Nine-month period ended September 30, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for loan losses	2,637	(596)	(10)	(37)	(325)	194	(263)	1,600

Charge-offs	(2,288)	(69)	—	—	—	(378)	—	(2,735)
Recoveries	46	—	—	—	45	93	—	184
Net charge-offs	(2,242)	(69)	—	—	45	(285)	—	(2,551)
Balance as of September 30, 2014	$3,594	$1,625	$547	$1,179	$161	$932	$364	$8,402

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2014:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$36	$56	$—	$645	$111	$22	$—	$870
Loans collectively evaluated for impairment	3,558	1,569	547	534	50	910	364	7,532
Ending Balance	$3,594	$1,625	$547	$1,179	$161	$932	$364	$8,402

The following table details activity in the allowance for loan losses by loan class for the three-month and nine-month periods ended September 30, 2013:

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

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2013:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$107	$20	$—	$622	$252	$74	$—	$1,075
Loans collectively evaluated for impairment	2,977	2,326	611	450	182	989	182	7,717
Ending Balance	$3,084	$2,346	$611	$1,072	$434	$1,063	$182	$8,792

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the period ended December 31, 2013:

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

The Company’s investment in loans as of September 30, 2014, September 30, 2013, and December 31, 2013 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2014
Loans individually evaluated for impairment	$2,738	$2,740	$—	$5,267	$908	$1,686	$13,339
Loans collectively evaluated for impairment	114,503	251,220	55,293	44,204	4,487	48,812	518,519
Ending Balance	$117,241	$253,960	$55,293	$49,471	$5,395	$50,498	$531,858

September 30, 2013
Loans individually evaluated for impairment	$3,410	$3,078	$—	$5,647	$955	$903	$13,993
Loans collectively evaluated for impairment	103,341	227,206	49,657	47,197	8,599	54,967	490,967
Ending Balance	$106,751	$230,284	$49,657	$52,844	$9,554	$55,870	$504,960

December 31, 2013
Loans individually evaluated for impairment	$5,666	$3,729	$1,591	$5,575	$943	$1,253	$18,757
Loans collectively evaluated for impairment	104,978	231,567	50,139	47,234	9,501	52,826	496,245
Ending Balance	$110,644	$235,296	$51,730	$52,809	$10,444	$54,079	$515,002

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2014 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013

Constant prepayment rate	11.36%	9.09%
Discount rate	10.05%	10.05%
Weighted average life (years)	6.49	7.05

At September 30, 2014 and December 31, 2013, the Company’s mortgage loans held-for-sale was $1,258,000 and $1,263,000, respectively.  At September 30, 2014, and December 31, 2013, the Company serviced real estate mortgage loans for others totaling $239,351,000 and $243,299,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2014 and December 31, 2013.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2013	Additions	Reductions	September 30, 2014

Mortgage servicing rights	$1,968	$170	$(260)	$1,878
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,968	$170	$(260)	$1,878

At September 30, 2014 and December 31, 2013, the estimated fair market value of the Company’s mortgage servicing rights asset was $2,126,000 and $2,326,000, respectively.

The Company received contractually specified servicing fees of $152,000 and $155,000 for the three month periods ended September 30, 2014 and September 30, 2013, respectively.  The Company received contractually specified servicing fees of $456,000 and $462,000 for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.  Contractually specified servicing fees are included in other operating Income on the condensed consolidated statements of income.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and nine-month period ended September 30, 2014 and 2013.

	Three months ended		Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$1,570	$1,373	$4,273	$4,178
Preferred stock dividend	$(33)	$(162)	$(97)	$(534)
Net income available to common stockholders	$1,537	$1,211	$4,176	$3,644

Weighted average common shares outstanding	9,729,443	9,701,098	9,724,986	9,696,042
Basic EPS	$0.16	$0.12	$0.43	$0.38

Diluted earnings per share:
Net income	$1,570	$1,373	$4,273	$4,178
Preferred stock dividend	$(33)	$(162)	$(97)	$(534)
Net income available to common stockholders	$1,537	$1,211	$4,176	$3,644

Weighted average common shares outstanding	9,729,443	9,701,098	9,724,986	9,696,042

Effect of dilutive shares	52,440	38,862	49,534	34,897

Adjusted weighted average common shares outstanding	9,781,883	9,739,960	9,774,520	9,730,939
Diluted EPS	$0.16	$0.12	$0.43	$0.37

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 220,467 shares and 310,847 shares for the three-month periods ended September 30, 2014 and 2013, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 236,137 shares and 322,949 shares for the nine-month periods ended September 30, 2014 and 2013, respectively.  There were no non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect for the three-month periods ended September 30, 2014 and 2013.  Non-vested shares of restricted stock that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 8,205 shares and 2,852 shares for the nine-month periods ended September 30, 2014 and 2013, respectively.

5.    STOCK PLANS

On January 23, 2014, the Board of Directors of the Company declared a 3% stock dividend payable as of March 31, 2014.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2014:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	301,457	$12.01

Granted	—	—

Expired	—	—

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	301,457	$12.01	$231,049	3.21

Exercisable (vested) at End of Period	253,265	$13.13	$160,204	2.20

The following table presents the activity related to stock options for the nine months ended September 30, 2014:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	368,177	$11.52

Granted	18,967	$7.28

Expired	(85,687)	$8.89

Cancelled / Forfeited	—	—

Exercised	—	—

Options outstanding at End of Period	301,457	$12.01	$231,049	3.21

Exercisable (vested) at End of Period	253,265	$13.13	$160,204	2.20

The weighted average grant date fair value per share of options granted during the nine-month period ended September 30, 2014 was $3.03 per share.

As of September 30, 2014, there was $103,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.68 years.

There was $35,000 of recognized compensation cost related to stock options granted for the nine months  ended September 30, 2014.

A summary of the weighted average assumptions used in valuing stock options during the three months and nine months ended September 30, 2014 is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2014*	September 30, 2014
Risk Free Interest Rate	—	1.53%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	45.93%
    * There were no stock options granted during the three-month period ended September 30, 2014.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2014:
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	71,013	$5.87

Granted	—	—

Cancelled / Forfeited	—	—

Exercised/Released/Vested	—	—

Non-vested restricted stock outstanding at End of Period	71,013	$5.87	$536,148	8.22

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2014:
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	61,541	$4.88

Granted	24,890	$7.28

Cancelled / Forfeited	(4,230)	$4.74

Exercised/Released/Vested	(11,188)	$4.01

Non-vested restricted stock outstanding at End of Period	71,013	$5.87	$536,148	8.22

The weighted average fair value of restricted stock granted during the nine month period ended September 30, 2014 was $7.28 per share.

As of September 30, 2014, there was $244,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.75 years.

There was $81,000 of recognized compensation cost related to restricted stock awards for the nine month ended September 30, 2014.

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

As of September 30, 2014, there was $4,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $23,000 of recognized compensation cost related to ESPP issuances for the nine-month period ended September 30, 2014.

The weighted average fair value at issuance date during the nine-month period ended September 30, 2014 was $1.56.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months and nine month ended September 30, 2014 is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Risk Free Interest Rate	0.12%	0.12%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	20.00%	20.00%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At September 30, 2014 there were no loans held-for-sale that required a write-down.

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

At September 30, 2014, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:
	(in thousands)
September 30, 2014	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$34,776	$—	$34,776	$—
Obligations of states and
political subdivisions	21,435	—	21,435	—
Collateralized mortgage obligations	10,115	—	10,115	—
Mortgage-backed securities	77,463	—	77,463	—

Total investments at fair value	$143,789	$—	$143,789	$—

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:
	(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$52,685	$—	$52,685	$—
Obligations of states and
political subdivisions	27,387	—	27,387	—
Collateralized mortgage obligations	5,405	—	5,405
Mortgage-backed securities	87,792	—	87,792	—

Total investments at fair value	$173,269	$—	$173,269	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2014:

	(in thousands)
September 30, 2014	Total	Level 1	Level 2	Level 3
Impaired loans	$150	$—	$—	$150

Total assets at fair value	$150	$—	$—	$150

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2013:

	(in thousands)
December 31, 2013	Total	Level 1	Level 2	Level 3
Impaired loans	$1,095	$—	$—	$1,095
Loan servicing rights	1,968	—	—	1,968

Total assets at fair value	$3,063	$—	$—	$3,063

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2014 and December 31, 2013.

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of September 30, 2014 and December 31, 2013 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation and discounted Cash Flows	External appraised values, management assumptions regarding market trends or other relevant factors; selling costs ranging 6% to 7%.
Loan servicing rights	Discounted cash flows
Present value of expected future cash flows is estimated using a discount rate factor of 10.05% as of September 30, 2014 and December 31, 2013.  A constant prepayment rate of 11.36% and 9.09% as of September 30, 2014 and December 31, 2013, respectively, was utilized.

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

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2014 and December 31, 2013 are approximately as follows:

		September 30, 2014		December 31, 2013
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$246,628	$246,628	$177,254	$177,254
Other equity securities	2	3,934	3,934	3,717	3,717
Loans receivable:
Net loans	3	524,796	523,975	506,850	503,605
Loans held-for-sale	2	1,258	1,287	1,263	1,290
Interest receivable	2	2,701	2,701	2,636	2,636
Mortgage servicing rights	3	1,878	2,126	1,968	2,326
Financial liabilities:
Deposits	3	855,778	841,530	803,787	789,841
Interest payable	2	86	86	71	71

9.    INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2014 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
Securities of U.S. government agencies and corporations	$35,299	$7	$(530)	$34,776
Obligations of states and political subdivisions	20,993	520	(78)	21,435
Collateralized mortgage obligations	10,096	42	(23)	10,115
Mortgage-backed securities	76,716	944	(197)	77,463

Total debt securities	$143,104	$1,513	$(828)	$143,789

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

The Company had $12,140,000 in proceeds from sales of available-for-sale securities for the nine-month and three-month periods September 30, 2014.  The Company had no proceeds from sales of available-for-sale securities for the nine-month and three-month periods September 30, 2013.  Gross realized gains from sales or a calls of available-for-sale securities were $292,000 for the nine-month and three-month periods ended September 30, 2014.  Gross realized gains from sales or a calls of available-for-sale securities were $4,000 and $0 for the nine-month and three-month periods ended September 30, 2013.  Gross realized losses from sales or a calls of available-for-sale securities were $239,000 for the nine-month and three-month periods ended September 30, 2014.  There were no gross realized losses from sales or calls of available-for-sale securities for the nine-month and three-month periods ended September 30, 2013.  For the nine-month and three-month periods ended September 30, 2014, there was $50,000 and $0, respectively, gross realized loss from other equity securities.

The amortized cost and estimated market value of debt and other securities at September 30, 2014, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$7,688	$7,695
Due after one year through five years	109,683	110,167
Due after five years through ten years	23,796	23,893
Due after ten years	1,937	2,034

	$143,104	$143,789

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $82,300,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2014, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$4,629	$(6)	$21,574	$(524)	$26,203	$(530)
Obligations of states and political subdivisions	1,588	(27)	4,790	(51)	6,378	(78)
Collateralized Mortgage obligations	4,048	(23)	—	—	4,048	(23)
Mortgaged-backed securities	3,703	(12)	11,130	(185)	14,833	(197)

Total	$13,968	$(68)	$37,494	$(760)	$51,462	$(828)

No decline in value was considered “other-than-temporary” during 2014.  Twelve securities, all considered investment grade, which had a fair value of $13,968,000 and a total unrealized loss of $68,000 have been in an unrealized loss position for less than twelve months as of September 30, 2014.  Thirty two securities, all considered investment grade, which had a fair value of $37,494,000 and a total unrealized loss of $760,000 had been in an unrealized loss position for more than twelve months as of September 30, 2014.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio is other-than-temporarily impaired. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $28,989,000 and $28,773,000 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three-month period ended September 30, 2014:

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of June 30, 2014	$638	$(480)	$46	$204
Current period other comprehensive loss	(228)	—	—	(228)
Balance as of September 30, 2014	$410	$(480)	$46	$(24)

The following table details activity in accumulated other comprehensive income (loss) for the nine-month period ended September 30, 2014:

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)
Current period other comprehensive income	1,049	—	—	1,049
Balance as of September 30, 2014	$410	$(480)	$46	$(24)

The following table details activity in accumulated other comprehensive income (loss) for the three-month period ended September 30, 2013:

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of June 30, 2013	$(616)	$(668)	$8	$(1,276)
Current period other comprehensive loss	139	—	—	139
Balance as of September 30, 2013	$(477)	$(668)	$8	$(1,137)

The following table details activity in accumulated other comprehensive income (loss) for the nine-month period ended September 30, 2013:

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2012	$1,834	$(668)	$8	$1,174
Current period other comprehensive loss	(2,311)	—	—	(2,311)
Balance as of September 30, 2013	$(477)	$(668)	$8	$(1,137)

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2014	December 31, 2013

Undisbursed loan commitments	$172,630	$172,563
Standby letters of credit	2,014	2,489
Commitments to sell loans	1,584	3,209

	$176,228	$178,261

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2014, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At September 30, 2014, there was $2,014,000 issued in performance standby letters of credit.  At September 30, 2014, the Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet, however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at September 30, 2014, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2014, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

•	Regulatory and compliance controls, processes and requirements and their impact on our business

•	The costs and effects of legal or regulatory actions

•	We do not expect draws on performance letters of credit

•	Our regulatory capital requirements, including the recently adopted capital rules by the U.S. federal banking agencies

•	We do not anticipate paying a cash dividend on our common stock in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grading

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

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

Our subsidiary, First Northern Bank of Dixon (the “Bank”), is a California state-chartered bank that derives most of its revenues from lending and deposit taking in the Sacramento Valley region of Northern California.  Interest rates, business conditions and customer confidence all affect our ability to generate revenues.  In addition, the regulatory and compliance environment and competition can present challenges to our ability to generate those revenues.

Significant results and developments during the third quarter and year-to-date 2014 include:

• Net income of $4.3 million for the nine months ended September 30, 2014, up 2.4% from $4.2 million earned for the same fiscal period last year.

• Net income available to common shareholders of $4.2 million for the nine months ended September 30, 2014, up 16.7% from $3.6 million for the same fiscal period last year.

• Diluted income per share for the nine-month period ended September 30, 2014 was $0.43, up 16.2% from diluted income per share of $0.37 in the same period last year.

• Net interest income increased in the nine months ended September 30, 2014 by $1.6 million, or 7.8%, to $22.0 million from $20.4 million in the same period last year.  The increase in net interest income was primarily attributable to an increase in interest income on loans and securities.  The increase in interest income on loans is primarily due to an increase in average loans, partially offset by a decrease in interest yield.  The increase in interest income on securities is primarily due to an increase in interest yield, partially offset by a decrease in average investment securities.  Net interest margin decreased from 3.42% for the nine-month period ending September 30, 2013 to 3.33% for the same period ending September 30, 2014.

• Provision for loan losses of $1.6 million for the nine-month period ended September 30, 2014 compared to a provision for loan losses of $0.8 million for the same period in 2013.

• Total assets at September 30, 2014 were $954.1 million, an increase of $56.4 million, or 6.3%, compared to total assets at December 31, 2013.

• Total net loans at September 30, 2014 (including loans held-for-sale) increased $18.0 million, or 3.5%, to $526.1 million compared to December 31, 2013.

• Total investment securities at September 30, 2014 decreased $29.5 million, or 17.0%, to $143.8 million compared to December 31, 2013.

• Total deposits of $855.8 million at September 30, 2014, represented an increase of $52.0 million, or 6.5%, compared to December 31, 2013.

• Net income of $1.6 million for the three months ended September 30, 2014, up 14.3% from $1.4 million for the same fiscal period last year.

• Net income available to common shareholders of $1.5 million for the three months ended September 30, 2014, up 25.0% from $1.2 million for the same fiscal period last year.

• Diluted income per share for the three-month period ended September 30, 2014 was $0.16, up 33.3% from diluted income per share of $0.12 in the same fiscal period last year.

SUMMARY

The Company recorded net income of $4,273,000 for the nine-month period ended September 30, 2014, representing a increase of $95,000 from net income of $4,178,000 for the same period in 2013.  The Company recorded net income of $1,570,000 for the three-month period ended September 30, 2014, representing an increase of $197,000 from net income of $1,373,000 for the same period in 2013.

The following tables present a summary of the results for the three-month and nine-month periods ended September 30, 2014 and 2013, and a summary of our financial condition at September 30, 2014 and December 31, 2013:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013

(in thousands except for per share amounts)
For the Period:

Net Income	$1,570	$1,373	$4,273	$4,178

Net income Available to Common Shareholders	$1,537	$1,211	$4,176	$3,644

Basic Earnings Per Common Share	$0.16	$0.12	$0.43	$0.38

Diluted Earnings Per Common Share	$0.16	$0.12	$0.43	$0.37

	September 30, 2014	December 31, 2013

(in thousands except for ratios)
At Period End:

Total Assets	$954,055	$897,669

Total Loans, Net (including loans held-for-sale)	$526,054	$508,113

Total Investment Securities	$143,789	$173,269

Total Deposits	$855,778	$803,787

Loan-To-Deposit Ratio	61.5%	63.2%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$517,208	$6,717	5.15%	$483,868	$6,466	5.30%
Interest bearing due from banks	205,940	132	0.25%	134,266	103	0.30%
Investment securities, taxable	148,996	741	1.97%	180,002	621	1.37%
Investment securities, non-taxable (2)	8,919	85	3.78%	9,770	99	4.02%
Other interest earning assets	3,934	77	7.77%	3,717	46	4.91%
Total average interest-earning assets	884,997	7,752	3.48%	811,623	7,335	3.59%
Non-interest-earning assets:
Cash and due from banks	17,133			17,033
Premises and equipment, net	7,366			7,593
Other real estate owned	367			—
Interest receivable and other assets	26,142			28,880
Total average assets	936,005			865,129

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	218,712	75	0.14%	199,490	67	0.13%
Savings and MMDA’s	257,585	142	0.22%	227,290	144	0.25%
Time, under $100,000	32,104	28	0.35%	33,866	32	0.37%
Time, $100,000 and over	57,363	67	0.46%	54,947	63	0.45%
FHLB advances and other borrowings	—	—	—%	—	—	—%
Total average interest-bearing liabilities	565,764	312	0.22%	515,593	306	0.24%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	272,697			257,810
Interest payable and other liabilities	7,606			8,488
Total liabilities	846,067			781,891
Total average stockholders’ equity	89,938			83,238
Total average liabilities and stockholders’ equity	$936,005			$865,129
Net interest income and net interest margin (3)		$7,440	3.34%		$7,029	3.44%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $229 and $360 for the three months ended September 30, 2014 and 2013, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.  For disclosure purposes yield /rates are annualized by dividing the number of days in the reported period by 365 days.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine Months ended			Nine Months ended
	September 30, 2014			September 30, 2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$509,252	$19,795	5.20%	$459,689	$18,671	5.43%
Interest bearing due from banks	202,802	411	0.27%	140,984	315	0.30%
Investment securities, taxable	155,383	2,232	1.92%	183,083	1,961	1.43%
Investment securities, non-taxable (2)	9,465	282	3.98%	9,972	298	4.00%
Other interest earning assets	3,846	205	7.13%	3,671	106	3.86%
Total average interest-earning assets	880,748	22,925	3.48%	797,399	21,351	3.58%
Non-interest-earning assets:
Cash and due from banks	16,662			16,458
Premises and equipment, net	7,402			7,707
Other real estate owned	211			535
Interest receivable and other assets	26,495			28,848
Total average assets	931,518			850,947

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	215,690	223	0.14%	194,082	195	0.13%
Savings and MMDA’s	255,533	467	0.24%	224,880	447	0.27%
Time, under $100,000	32,794	85	0.35%	35,137	104	0.40%
Time, $100,000 and over	58,279	198	0.45%	54,859	206	0.50%
FHLB advances and other borrowings	2	—	—%	1	—	—%
Total average interest-bearing liabilities	562,298	973	0.23%	508,959	952	0.25%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	273,332			249,351
Interest payable and other liabilities	7,677			7,930
Total liabilities	843,307			766,240
Total average stockholders’ equity	88,211			84,707
Total average liabilities and stockholders’ equity	$931,518			$850,947
Net interest income and net interest margin (3)		$21,952	3.33%		$20,399	3.42%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-
accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $706 and $1,021 for the nine months ended September 30, 2014 and 2013, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.  For disclosure purposes yield      /rates are annualized by dividing the number of days in the reported period by 365 days.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $69,374,000 increase in cash and cash equivalents, a $29,480,000 decrease in investment securities available-for-sale, a $17,946,000 increase in net loans held-for-investment, a $5,000 decrease in loans held-for-sale and a $1,544,000 decrease in interest receivable and other assets from December 31, 2013 to September 30, 2014.  The increase in cash and cash equivalents was due to an increase in interest bearing due from Federal Reserve Bank accounts, which was the result of a management decision to not reinvest in longer term bonds.  The decrease in investment securities available-for-sale was primarily the result of sales, calls and maturities of agency bonds and municipal securities, and amortization on mortgage backed securities, partially offset by the purchase of U.S. government agencies, municipal securities and mortgage backed securities.  The increase in loans held-for-investment was due to increases in the following loan categories as a result of increased loan demand:  commercial, commercial real estate and agriculture.  The increase in loans held-for-investment was partially offset by decreases in the following loan categories:  residential mortgage, residential construction and consumer.  The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The decrease in interest receivable and other assets was mainly due to a decrease in accrued income taxes receivable.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $51,991,000 from December 31, 2013 to September 30, 2014.  The increase in deposits was due to increases in interest-bearing transaction deposits, savings accounts, money market accounts, and time deposits, which were partially offset by decreases in demand accounts.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the nine-month period ended September 30, 2014.

Interest income on loans for the nine-month period ended September 30, 2014 was up 6.0% from the same period in 2013, increasing from $18,671,000 to $19,795,000 and was up 3.9% for the three-month period ended September 30, 2014 over the same period in 2013, increasing from $6,466,000 to $6,717,000.  The increase in interest income on loans for the nine-month period ended September 30, 2014 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 23 basis point decrease in loan yields.  The increase in interest income on loans for the three-month period ended September 30, 2014 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 15 basis point decrease in loan yields.  The decrease in loan yields was primarily due to the origination of new loans and the repricing of existing loans at lower rates.

Interest income on investment securities available-for-sale for the nine-month period ended September 30, 2014 was up 11.3% from the same period in 2013, increasing from $2,259,000 to $2,514,000 and was up 14.7% for the three-month period ended September 30, 2014 over the same period in 2013, increasing from $720,000 to $826,000. The increase in interest income on investment securities for the nine-month and three-month periods ended September 30, 2014 as compared to the same period a year ago was primarily due to an increase in the yields of investment securities of 47 and 57 basis points, respectively, which were partially offset by an decrease in average investment securities.  The increase in investment securities yields was primarily due to slower pre-payments resulting in slower amortization of premiums on mortgage backed securities.

Interest income on interest-bearing due from banks for the nine-month period ended September 30, 2014 was up 30.5% from the same period in 2013, increasing from $315,000 to $411,000 and was up 28.2% for the three-month period ended September 30, 2014 over the same period in 2013, increasing from $103,000 to $132,000.  The increase in interest income on interest-bearing due from banks for the nine-month period ended September 30, 2014 as compared to the same period a year ago was due to an increase in the average interest-bearing due from banks balance outstanding, partially offset by a 3 basis point decrease in interest bearing due from banks yield. The increase in interest income on interest-bearing due from banks for the three-month period ended September 30, 2014 as compared to the same period a year ago was due to an increase in average interest-bearing due from banks, partially offset by a 5 basis point decrease in interest bearing due from banks yield.

The Company had no Federal Funds sold balances during the nine-month periods ended September 30, 2014 and September 30, 2013.

Interest Expense

Interest expense on deposits and other borrowings for the nine-month period ended September 30, 2014 was up 2.2% from the same period in 2013, increasing from $952,000 to $973,000 and was up 2.0% for the for the three-month period ended September 30, 2014 over the same period in 2013, from $306,000 to $312,000.  The increase in interest expense during the nine-month period ended September 30, 2014 was due to an increase in the average balance of interest-bearing liabilities, which was partially offset by 2 basis point decrease in the Company’s average cost of funds.  The increase in interest expense during the three-month period ended September 30, 2014 was due to an increase in the average balance of interest-bearing liabilities, which was partially offset by 2 basis point decrease in the Company’s average cost of funds.  The Company had no FHLB advances and related interest expense during the nine-month periods ended September 30, 2014 and September 30, 2013.

Provision for Loan Losses

There was a provision for loan losses of $1,600,000 for the nine-month period ended September 30, 2014 compared to a provision for loan losses of $800,000 for the same period in 2013.  There was a provision for loan losses of $400,000 for the three-month period ended September 30, 2014 compared to no provision for loan losses for the same period in 2013.  The allowance for loan losses was approximately $8,402,000, or 1.58% of total loans, at September 30, 2014 compared to $9,353,000, or 1.81% of total loans, at December 31, 2013.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three-month and nine-month periods in 2014 was primarily due to increased net charge-offs compared to the same periods in 2013.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the nine-month periods ended September 30, 2014 and September 30, 2013.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Other Operating Income

Other operating income was down 23.7% for the nine-month period ended September 30, 2014 from the same period in 2013, decreasing from $7,443,000 to $5,680,000.

This decrease was primarily due to decreases in service charges on deposit accounts, gains on sales of loans held for sale, investment and brokerage services income, mortgage brokerage income, and loan servicing income, which was partially offset by increases in signature based transaction fees and ATM fees.  The decrease in service charges on deposit accounts was primarily due to a decrease in the volume of service charges on checking accounts.  The decrease in gains on sales of loans held-for-sale was due to an increase in market interest rates and a corresponding decrease in sales volume.  The decrease in investment and brokerage services income and mortgage brokerage income was due to a decrease in the demand for those services.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets recorded and the prior year reversal of impairment expense, which was partially offset by a decrease in mortgage servicing amortization expense.  The increase in signature based transaction fee income was primarily due to an increase in rates charged and volume of transactions.  The increase in ATM fees was primarily due to an increase in volume of transactions and ATM fees charged.

Other operating income was down 7.4% for the three-month period ended September 30, 2014 from the same period in 2013, decreasing from $2,273,000 to $2,104,000.

This decrease was primarily due to decreases in investment and brokerage services income and loan servicing income, which was partially offset by increases in ATM fees and signature based transactions fees.  The decrease in investment and brokerage services income and mortgage brokerage income was due to a decrease in the demand for those services.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets recorded and the prior year reversal of impairment expense, which was partially offset by a decrease in mortgage servicing amortization expense.  The increase in signature based transaction fee income was primarily due to an increase in rates charged and volume of transactions.  The increase in ATM fees was primarily due to an increase in volume of transactions and ATM fees charged.

Other Operating Expenses

Total other operating expenses were down 3.8% for the nine-month period ended September 30, 2014 from the same period in 2013, decreasing from $20,530,000 to $19,745,000.

The decrease was primarily due to decreases in salaries and employee benefits and occupancy and equipment expense, which was partially offset by increases in other expenses.  The decrease in salaries and employee benefits was primarily due to a decrease in commissions, contingent compensation, and profit sharing contributions.  Commissions decreased as a result of decreased number of mortgage origination transactions and a reduction in investment and brokerage assets.  The decrease in salaries and employee benefit expense was partially offset by an increase in regular salaries expense, which were due to routine merit increases.  The decrease in occupancy and equipment expense was primarily due to decreases in rentals on solar equipment and depreciation expense.  The increase in other expenses was primarily due to increases in sundry losses, loan collection expense, loan origination expense, and interchange fees, which was partially offset by a decrease in consulting fees.

Total other operating expenses were down 1.9% for the three-month period ended September 30, 2014 from the same period in 2013, decreasing from $6,925,000 to $6,792,000.

The decrease was primarily due to decreases in salaries and employee benefits expense, which was partially offset by increases in other expenses.  The decrease in salaries and employee benefits was primarily due to a decrease in commissions, contingent compensation, and profit sharing contributions.  Commissions decreased as a result of decreased number of mortgage origination transactions and a reduction in investment and brokerage assets.  The decrease in salaries and employee benefit expense was partially offset by an increase in regular salaries expense, which were due to routine merit increases.  The increase in other expenses was primarily due to increases in sundry losses, loan collection expense, loan origination expense and interchange fees.

The following table sets forth other miscellaneous operating expenses by category for the three-month and nine-month periods ended September 30, 2014 and 2013.

	(in thousands)

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Other miscellaneous operating expenses
FDIC assessments	$155	$145	$445	$445
Contributions	34	35	96	85
Legal fees	34	37	106	119
Accounting and audit fees	73	67	249	235
Consulting fees	114	121	391	510
Postage expense	61	56	222	229
Telephone expense	35	32	105	126
Public relations	56	61	173	157
Training expense	44	32	107	96
Loan origination expense	169	91	428	350
Computer software depreciation	15	29	52	89
Sundry losses	34	—	114	17
Loan collection expense	76	24	223	56
Other miscellaneous expense	401	390	1,169	1,123

Total other miscellaneous operating expenses	$1,301	$1,120	$3,880	$3,637

Income Taxes

The Company’s tax rate, the Company’s income or loss before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the nine months ended September 30, 2014, the Company’s expense for income taxes decreased $320,000 from the same period last year, from $2,334,000 to $2,014,000.

In the three months ended September 30, 2014, the Company’s provision for income taxes decreased $222,000 from the same period last year, from $1,004,000 to $782,000.

The decrease in provision for income taxes for the period presented is primarily attributable to the respective level of earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2014	December 31, 2013

Undisbursed loan commitments	$172,630	$172,563
Standby letters of credit	2,014	2,489
Commitments to sell loans	1,584	3,209
	$176,228	$178,261

The reserve for unfunded lending commitments amounted to $793,000 at September 30, 2014 and December 31, 2013, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for loan losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal bank regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes:

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2014 and December 31, 2013:

	At September 30, 2014			At December 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Residential mortgage	$2,039	$—	$2,039	$2,166	$—	$2,166
Residential construction	76	—	76	93	—	93
Commercial real estate	1,648	77	1,571	2,607	200	2,407
Agriculture	—	—	—	1,590	—	1,590
Commercial	2,198	97	2,101	2,609	202	2,407
Consumer	675	18	657	505	23	482
Total non-accrual loans	$6,636	$192	$6,444	$9,570	$425	$9,145

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

Non-accrual loans amounted to $6,636,000 at September 30, 2014 and were comprised of seven residential mortgage loans totaling $2,039,000, two residential construction loans totaling $76,000, seven commercial real estate loans totaling $1,648,000, seven commercial loans totaling $2,198,000 and seven consumer loans totaling $675,000.  Non-accrual loans amounted to $9,570,000 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166,000, two residential construction loans totaling $93,000, nine commercial real estate loans totaling $2,607,000, three agricultural loans totaling $1,590,000, nine commercial loans totaling $2,609,000 and five consumer loans totaling $505,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of September 30, 2014, totaled approximately $4,119,000 or 62.1% of total non-accrual loans and consisted of one commercial real estate loan totaling $1,056,000, supported by commercial properties located within the Company’s market area, two residential mortgage loans totaling $1,243,000, supported by residential properties located within the Company’s market area and two commercial and industrial loan totaling $1,820,000, supported by the business assets of the borrower.  The collateral securing these loans is generally appraised every six months.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at September 30, 2014 and December 31, 2013 consisting of loans on non-accrual status totaled $6,636,000 and $9,570,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $6,703,000 at September 30, 2014.  At December 31, 2013, performing impaired loans totaled $9,187,000, which consisted of loans modified as troubled debt restructurings totaling $6,750,000 and other impaired loans totaling $2,437,000.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $2,701,000, or 29.5% to $6,444,000 during the first nine months of 2014.  Non-performing assets, net of guarantees, represented 0.7% of total assets at September 30, 2014.

	At September 30, 2014			At December 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$6,636	$192	$6,444	$9,570	$425	$9,145
Loans 90 days past due and still accruing	147	—	147	—	—	—

Total non-performing loans	6,783	192	6,591	9,570	425	9,145
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	6,783	192	6,591	9,570	425	9,145

Non-performing loans to total loans			1.2%			1.8%
Non-performing assets to total assets			0.7%			1.0%
Allowance for loan and lease losses to non-performing loans			130.4%			102.3%

The Company had two consumer loans totaling $147,000 that were 90 days or more past due and still accruing at September 30, 2014.  The Company had no loans 90 days or more past due and still accruing at December 31, 2013.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  OREO amounted to $0 as of September 30, 2014 and December 31, 2013.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine-month periods ended September 30, 2014 and 2013, and for the year ended December 31, 2013:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine Months ended September 30,		Year ended December 31,
	2014	2013	2013

Balance at beginning of period	$9,353	$8,554	$8,554
Provision for loan losses	1,600	800	1,200
Loans charged-off:
Commercial	(2,288)	(113)	(168)
Commercial Real Estate	(69)	(3)	(17)
Agriculture	—	(1)	(1)
Residential Mortgage	—	(333)	(333)
Residential Construction	—	(127)	(127)
Consumer	(378)	(491)	(572)

Total charged-off	(2,735)	(1,068)	(1,218)

Recoveries:
Commercial	46	149	377
Commercial Real Estate	—	51	51
Agriculture	—	3	3
Residential Mortgage	—	157	157
Residential Construction	45	44	45
Consumer	93	102	184

Total recoveries	184	506	817

Net charge-offs	(2,551)	(562)	(401)

Balance at end of period	$8,402	$8,792	$9,353

Ratio of net charge-offs to average loans outstanding
during the period (annualized)	(0.66%)	(0.16%)	(0.09%)
Allowance for loan losses
To total loans at the end of the period	1.58%	1.74%	1.81%
To non-performing loans, net of guarantees at the end of the period	130.4%	127.3%	102.3%

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2014, the Company had the following deposit mix: 31.9% in savings and MMDA deposits, 10.5% in time deposits, 25.5% in interest-bearing transaction deposits and 32.1% in non-interest-bearing transaction deposits.  At December 31, 2013, the Company had the following deposit mix: 28.8% in savings and MMDA deposits, 11.1% in time deposits, 25.9% in interest-bearing transaction deposits and 34.2% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2014 and December 31, 2013 are summarized as follows:

	(in thousands)
	September 30, 2014	December 31, 2013
Three months or less	$16,965	$14,534
Over three to twelve months	27,388	29,231
Over twelve months	13,428	12,354
Total	$57,781	$56,119

The increase in time certificates of deposit (CD's) of $100,000 or more is primarily attributable to additions of time deposits, which was partially offset by the maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 61.5% on September 30, 2014.  In addition, on September 30, 2014, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $957,000 in securities due within one year or less; and $34,880,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $57,000,000 at September 30, 2014.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at September 30, 2014 of $191,994,000; credit availability is subject to certain collateral requirements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2014, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2014.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$86,289	9.22%	5.0%
Tier 1 Risk-Based	$86,289	15.16%	6.0%
Total Risk-Based	$93,430	16.41%	10.0%

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules replaced the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The Bank will become subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in through December 31, 2017. We are currently evaluating the impact of these changes on our future regulatory capital position.

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2014, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2014.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition, on January 10, 2013, the CFPB issued an Ability-to-Repay rule that all newly originated residential mortgages must meet, effective January 10, 2014.  The Ability-to-Repay rule establishes guidelines that the lender must follow when reviewing a borrower’s credit and prohibits some mortgage features.  Lenders will be presumed to have met the Ability-to-Repay rule by issuing Qualified Mortgages, a more stringent standard.  The majority of the residential mortgages that the Bank currently originates and holds in its mortgage loan portfolio do not meet the Qualified Mortgage criteria but are believed to satisfy the Ability-to-Pay rule.  The mortgage loans originated by the Bank with the intent to sell them to Freddie Mac do meet the Qualified Mortgage criteria. The CFPB has also issued a ruling providing for simplified disclosure forms for mortgage transactions, which will be required to be given to consumers for mortgage applications received on or after August 1, 2015.  The Ability-to-Repay rule, simplified disclosure forms, and a number of amendments to the rules currently under consideration by the CFPB, could have an adverse impact on our residential mortgage lending business.

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

During the first quarter of 2014, in light of improving conditions in the U.S. labor markets, the Federal Reserve began to reduce the rate of its purchases of long-term U.S. Treasury and agency securities.  In late October 2014, the Federal Reserve announced that, in view of the substantial improvement in the outlook for the labor market, it had determined to end its asset purchase program by the end of that month.  It also indicated that it would continue its existing policy of reinvesting principal payments from its holdings of agency debt and mortgage-backed securities in agency mortgage-backed securities and of rolling over Treasury securities at auction in order to keep its holdings of longer-term securities at sizeable levels to help maintain accommodative financial conditions. The Federal Reserve further indicated that it expects to maintain the current very low target range for the federal funds rate for some time while it assesses progress toward its objectives of maximum employment and 2 percent inflation and that even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. We cannot predict with any certainty the time during which, nor the extent to which, these Federal Reserve policies will continue. It is also unclear when the Federal Reserve will begin to unwind its asset holdings, as well as the pace at which it may do so.  However, as the Federal Reserve unwinds its position, it is expected that excess reserves will be drained from the banking system, which will decrease the overall level of deposits in the system.  This could lead to a decline in deposits at some institutions and to increased price competition for stable deposits, which could hamper the improvement in net interest margins that banks are anticipating from rising rates.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 6, 2014	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Senior Executive Vice President /Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)