Form 10-K
period 2014-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2015-03-10
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
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
Yes ☐                    No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2014 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2014) was $66,059,767.

The number of shares of the registrant’s Common Stock outstanding as of March 3, 2015 was 9,846,539.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2015 Annual Meeting of Shareholders.

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

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal or regulatory actions

•	Draws on performance letters of credit

•	Our regulatory capital requirements under the new capital rules of the U.S. federal bank regulatory agencies

•	Payment of dividends in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment during the first half of 2015

•	Any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position and the potential effect of increase in stock market values

•	Our long-term strategy to maintain deposit growth to fund growth in loans and other earnings assets and our focus on growing other operating income in asset management and other areas

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected rates of return, yields and projected results

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

General

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

The Bank has nine full service branches.  Three are located in the Solano County cities of Dixon, Fairfield, and Vacaville.  Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland;  and two branches are located in the Placer County cities of Roseville and Auburn.  The Bank also has one satellite banking office inside a retirement community in the city of Davis.  In addition, the Bank has residential mortgage loan office in Davis. The Bank also has an Asset Management & Trust Department in Downtown Sacramento that serves the Bank’s entire market area.  Similarly, the Bank engages financial advisors who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in Davis and Auburn.  In 2013, the Bank opened a commercial loan office in the Contra Costa County city of Walnut Creek to serve the East Bay Area’s small- to medium-sized business lending needs.

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

In December of 2001, Roseville became the site of the Bank’s fourth mortgage loan production office.  This office served the residential mortgage loan needs throughout the foothill regions of Placer, Sacramento as well as the west slope of El Dorado County through June 2014, when it was consolidated into the Davis Mortgage Loan office.

In October of 2002, the Bank opened its tenth branch on a prominent corner in Downtown Sacramento to serve Sacramento Metro’s business center and its employees.  The Bank’s Asset Management & Trust Department, located on the mezzanine of the Downtown Sacramento Branch, was also opened in 2002 to serve the trust and fiduciary needs of the Bank’s entire market area.  On November 4, 2013, The Downtown Sacramento Branch was temporarily consolidated into the West Sacramento Branch while another Sacramento location is identified that will allow the Bank to provide more convenience to its clients.  The Asset Management & Trust Department remains in the Downtown Sacramento location.

The Bank expanded its presence in Placer County in January 2005 by opening a full service branch on a prominent corner in the business district of Roseville.

In late 2007, First Northern Bank seized an opportunity in Auburn to acquire several key personnel from a highly respected local bank that had just merged with a large conglomerate bank.  While First Northern scouted for a branch site, the ‘Auburn team’ worked from the Bank’s Roseville Branch to develop business in Auburn.  In June 2008, the Bank opened its Auburn Financial Center in a temporary location.    Later, First Northern Bank purchased a building in the Auburn Town Center that previously housed a branch of a bank that no longer exists.  In 2011, the Auburn Financial Center staff moved into its permanent location.  First Northern Bank leases office space in this building to various tenants.  The Financial Center houses a full service branch and an Investment & Brokerage Services Office.  Auburn is the county seat of Placer County.

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

As of December 31, 2014, the Company and the Bank employed 169 full-time employees and 209 employees in total.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System (“FRB”) influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both member and non-member financial institutions’ deposits.  Such actions significantly affect the overall growth and distribution of loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits.  For the past several years, in response to the financial crisis which began in 2008 and the ensuing recession, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  During 2014, the FRB began to gradually ease its accommodative monetary policies, including discontinuing its asset purchase program in October, 2014.  The FRB further indicated that expects to maintain the current very low target range for the federal funds rate for at least some time while it assesses progress toward its objectives of maximum employment and modest inflation.  We cannot predict with any certainty the degree to which the FRB will continue its accommodative monetary policies, nor the timing of further easing of these policies.

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

Supervision and Regulation of Bank Holding Companies

The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (“BHCA”).  The Company reports to, registers with, and is subject to the supervision and examination by, the FRB.  The FRB also has the authority to examine the Company’s subsidiaries.  The costs of any examination by the FRB are payable by the Company.

The FRB has significant supervisory, regulatory and enforcement authority over the Company and its affiliates.  The FRB requires the Company to maintain certain levels of capital.  See “Capital Standards” below for more information.  The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB.  See “Prompt Corrective Action and Other Enforcement Mechanisms” below for more information.  Such enforcement powers include the power to assess civil money penalties against any bank holding company violating any provision of the BHCA or any regulation or order of the FRB under the BHCA. Knowing violations of the BHCA or regulations or orders of the FRB can also result in criminal penalties for the company and any individuals participating in such conduct.  Under long-standing FRB policy and provisions of the Dodd-Frank Act, bank holding companies are required to act as a source of financial and managerial strength to their subsidiary banks, and to commit resources to support their subsidiary banks.  This support may be required at times when a bank holding company may not be able to provide such support.

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

Supervision and Regulation of Bank

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

The Company believes that it complies with all provisions of GLBA and all implementing regulations, and that the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

Effective January 1, 2008, the federal bank regulatory agencies adopted final rules implementing the affiliate marketing provisions of the Fair and Accurate Credit Transactions Act of 2003; these rules impose a prohibition, subject to certain exceptions, on a financial institution using certain information received from an affiliate to make a solicitation to a consumer unless the consumer is given notice and a reasonable opportunity to opt out of such solicitations, and the consumer does not opt out.  The final rules apply to information obtained from the consumer’s transactions or account relationships with an affiliate, any application the consumer submitted to an affiliate, and third-party sources, such as credit reports, if the information is to be used to send marketing solicitations.  The rules do not supersede or affect a consumer’s existing right under other provisions of the law to opt out of the sharing between a financial institution and its affiliates of consumer information other than information relating solely to transactions or experiences between the consumer and the financial institution or its affiliates.

California and other state legislatures have adopted privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission.  These laws may make it more difficult for the Company to share information with its marketing partners, reduce the effectiveness of marketing programs, and increase the cost of marketing programs.

Capital Standards

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off-balance-sheet items.  Under these guidelines as in effect until December 31, 2014 (referred to in this report as the “U.S. Basel I capital rules”), nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

In determining the capital level the Bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles (“GAAP”) and have special rules which have the effect of reducing the amount of capital that will be recognized for purposes of determining the capital adequacy of the Bank.

In addition to the risk-based guidelines, federal banking regulators have required banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%.  It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ rating.  For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum.  Thus, the effective minimum leverage ratio required, for all practical purposes, has been required to be at least 4% or 5%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

As of December 31, 2014, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2014 (calculated in accordance with the U.S. Basel I capital rules):

	The Company
			Adequately
	Actual		Capitalized
	Capital	Ratio	Ratio

Leverage	$91,799	9.4%	4.0%
Tier 1 Risk-Based	91,799	15.7%	4.0%
Total Risk-Based	99,137	17.0%	8.0%

	The Bank
			Adequately	Well
	Actual		Capitalized	Capitalized
	Capital	Ratio	Ratio	Ratio

Leverage	$87,903	9.0%	4.0%	5.0%
Tier 1 Risk-Based	87,903	15.0%	4.0%	6.0%
Total Risk-Based	95,241	16.3%	8.0%	10.0%

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

As described on the next page, under “Basel Committee Capital Standards and U.S. Regulatory Response”, on January 1, 2015, the Bank became subject to enhanced capital requirements under the federal bank regulators’ new capital rules, referred to in this report as the “U.S. Basel III capital rules”), subject to various phase-in provisions.

Basel Committee Capital Standards and U.S. Regulatory Response.

In December 2010, the Basel Committee on Banking Supervision (Basel Committee) published guidelines for the Basel III global regulatory framework for capital and liquidity. The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.  Basel III includes requirements regarding increased minimum capital ratios, added capital conservation buffers and new deductions from allowable equity capital  In January 2011, the Basel Committee issued further guidance on the minimum requirements for a bank instrument to qualify as additional (i.e., non-common) Tier 1 or Tier 2 capital. In January 2013, the Basel Committee issued a revised Liquidity Coverage Ratio (LCR), which expands the range of assets eligible as high-quality liquid assets, among other changes. The LCR will be introduced in January 2015 with a minimum requirement beginning at 60%, rising in equal annual steps of 10 percentage points to reach 100%. Many aspects of the standards are uncertain and are subject to interpretation. The new standards are to be fully phased-in by January 2019.

In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules (the U.S. Basel III capital rules) making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to Basel III. These rules, upon their effectiveness, will replace the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as First Northern Bank, became subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in by January 1, 2019, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets when fully phased in). The phase-in of the capital conservation buffer begins January 1, 2016, and must be completed by January 1, 2019. The U.S Basel III capital rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. We are currently evaluating the impact of these changes on our regulatory capital position.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2014, the Company and the Bank met the requirements for “well capitalized” institutions.

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

The Company is also subject to dividend and share repurchase restrictions in our corporate charter relating to the 2011 issuance to the U.S. Treasury of $22.8 million of preferred stock in connection with the Small Business Lending Fund financing program.  On February 8, 2013, the Company redeemed $10 million of the preferred stock, leaving $12.8 million outstanding as of year end 2014.

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

Certain CFPB Rules

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

The CFPB has also issued a final rule on simplified and improved mortgage loan disclosures, otherwise known as Know Before You Owe, effective August 1, 2015.  The rule provides that mortgage borrowers receive a loan estimate three business days after application and a closing disclosure three days before closing.  These forms will replace disclosure forms previously provided to borrowers under other provisions of federal law.  The rule provides for limitations on application fees and increases in closing costs.

These rules and any new regulatory requirements promulgated by the CFPB could have an adverse impact on our residential mortgage lending business as the industry adapts to the rule and any additional regulations.  Our business strategy, product offerings and profitability may change as the market adjusts to the new rules and any additional regulations and as these requirements are interpreted by the regulators and courts.

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This sweeping legislation has affected U.S. financial institutions, including us, in many ways, some of which have increased, or may increase in the future, the cost of doing business and have presented other challenges to the financial services industry. Many of the law’s provisions have been in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions which may have particular relevance to our business, including provisions that have resulted in adjustments to our FDIC deposit insurance premiums and that can be expected to result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits.

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

Overdraft and Interchange Fees; Interest on Demand Deposits.

In November 2009, the FRB adopted amendments under its Regulation E that imposed new restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the FRB to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the final rule, effective in October 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation.  In July 2013, a Federal district court held that this rule was not valid under the Dodd-Frank Act’s standard that the fee be “reasonable and proportional” to the cost of processing the debit card transactions and improperly including certain categories of costs in applying the statutory standard.  Thereafter, a United States Court of Appeal reversed the district court’s ruling almost in its entirety, thus upholding the FRB’s regulation, and the U.S. Supreme Court declined to hear an appeal of that decision.  The FRB’s regulation is resulting in decreased revenues and increased compliance costs for the banking industry and the Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments.

On July 21, 2011, the FRB’s final rule repealing Regulation Q’s prohibition against the payment of interest on demand deposit accounts became effective. Over time, permitting the payment of interest on business checking accounts could have a significant impact on our commercial deposit business.

Sarbanes – Oxley Act

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Among other things, Sarbanes-Oxley and its implementing regulations established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders and contained new evaluation, auditing and reporting requirements relating to disclosure controls and procedures and our internal control over financial reporting.

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

The Bank is Subject to Lending Risks of Loss and Repayment Associated with Commercial Banking Activities

The Bank’s business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans, and commercial and multi-family real estate loans.  The principal factors affecting the Bank’s risk of loss in connection with commercial business loans include the borrower’s ability to manage its business affairs and cash flows, general economic conditions and, with respect to agricultural loans, weather and climate conditions.  In recent years, California has been affected by severe drought conditions, which, if they were to continue, may adversely impact our commercial loan customers, particularly in the agricultural sector.  Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $8.6 million, or 1.57% of total loans, at December 31, 2014, compared to $9.4 million, or 1.81% of total loans, at December 31, 2013, and 166.5% of total non-performing loans net of guaranteed portions at December 31, 2014, compared to 102.3% of total non-performing loans at December 31, 2013.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DBO, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2014, approximately 73% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2014, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 70% and 3%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2014, all of the Bank’s real estate mortgage and construction loans and approximately 5% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have and will continue to impact our residential mortgage lending business.  For additional information, see “Business – Certain CFPB Rules” in Item 1 of this Report on Form 10-K.

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

The Bank provides financing to, and receives deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial, and commercial industries.  The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, which has lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio.  Continued increases in fuel prices and energy costs and the continuation of the drought in California could adversely affect businesses in several of these industries.  Industry specific risks are beyond the Bank’s control and could adversely affect the Bank’s portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

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

In December 2010, the Basel Committee on Banking Supervision (Basel Committee) published guidelines for the Basel III global regulatory framework for capital and liquidity. The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.  In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to Basel III. These rules replaced the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as First Northern Bank, became subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. We are currently evaluating the impact of these changes on our future regulatory capital position. For additional information, see “Business – Basel Committee Capital Standards and U.S. Regulatory Response” in Item 1 of this Form 10-K.

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

Refer to “Business – Supervision and Regulation of Bank” in Item 1 of this Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2014, approximately 73% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.

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

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  The Bank is generally adversely affected by declining interest rates.  For the past several years, in response to the financial crisis which began in 2008 and the ensuing recession, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  During 2014, the FRB began to gradually ease its accommodative monetary policies, including discontinuing its asset purchase program in October, 2014.  The FRB further indicated that expects to maintain the current very low target range for the federal funds rate for at least some time while it assesses progress toward its objectives of maximum employment and modest inflation.  We cannot predict with any certainty the degree to which the FRB will continue its accommodative monetary policies, nor the timing of further easing of these policies.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2014, 6% of the dollar value of the Company’s total deposits was represented by time certificates of deposit in excess of $100,000 (as compared with 7% at December 31, 2013).  Although we have adopted a pricing strategy designed to reduce the level of time deposits, these deposits are also considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company’s liquidity, profitability, business prospects, results of operations and cash flows.

Time deposit accounts have decreased $65.9 million or 43.3% since December 31, 2009.  This decline was the result of an explicit pricing strategy adopted by the Company during the fourth quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds.  During 2009 management carefully reviewed time deposit customers and reduced the Company’s deposit rates to customers that did not also have transaction, savings and money market balances with the Company (i.e., depositors who were not “relationship customers”).  Given the Company’s deposit growth in transaction and savings accounts, supplemented by investment portfolio maturities and sales, this time deposit decline did not result in any liquidity issues and it positively affected the Company’s net interest margin and earnings.

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

Government Regulation and Legislation Could Adversely Affect the Company

The Company and the Bank are subject to extensive state and federal regulation, supervision, and legislation, which govern almost all aspects of the operations of the Company and the Bank.  The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.  Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund and not for the benefit of shareholders of the Company.  Regulatory authorities may also change their interpretation of these laws and regulations.  The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse.  See “Business – Supervision and Regulation of Bank” and “Increased Regulation could Adversely Affect Us” above.

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

Recent Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

As discussed above in Part I under the caption “Business – Premiums for Deposit Insurance,” the FDIC has taken recent steps, and the Dodd-Frank Act includes provisions, which could further increase deposit premiums and is contemplating further increases and a special assessment.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

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

There is a Limited Public Market for the Company’s Common Stock which May Make it Difficult for Shareholders to Dispose of Their Shares

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol “FNRN”.  The Company is aware that Raymond James & Associates, Cromwell, Weedon & Company, Wedbush & Morgan securities, and Monroe Securities, Inc., all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock.  However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

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

Even if cyber-attacks and similar tactics are not directed specifically at the Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including the Bank.  A data security breach at a large U.S. retailer recently resulted in the compromise of data related to credit and debit cards of large numbers of customers requiring many banks, including the Bank, to reissue credit and debit cards for affected customers and reimburse these customers for losses sustained. Proposals have been advanced to replace the magnetic-stripe cards commonly used in the U.S. with more secure smart-chip technology to reduce the risk of such data breaches. The costs of such a conversion could be considerable and it remains unclear at this time how much of such costs would be borne by retailers, card issuers and the banking industry.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through thirteen offices in five counties in Northern California operating out of three offices in Solano County, six in Yolo County, one in Sacramento County, two in Placer County, and one in Contra Costa County.  In addition, the Company owns four vacant lots, three in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

The Bank owns four branch office locations and two administrative facilities and leases 10 facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2014	$7.68	$7.43
3rd Quarter 2014	$7.49	$7.06
2nd Quarter 2014	$7.25	$6.72
1st Quarter 2014	$7.74	$6.67

4th Quarter 2013	$6.89	$6.33
3rd Quarter 2013	$6.80	$5.46
2nd Quarter 2013	$5.96	$5.40
1st Quarter 2013	$5.59	$4.94

*  Price adjusted for stock dividends in the indicated periods for the 4% stock dividend payable March 31, 2015, as described below.

As of March 3, 2015, there were approximately 1,344 holders of record of the Company’s common stock, no par value.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable

February 28, 2014	3%	March 31, 2014
February 27, 2015	4%	March 31, 2015

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.  The Company made no repurchases of common stock in the twelve months ended December 31, 2014.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2011, and 2010 have been derived from the Company’s historical consolidated financial statements not included in this Report.  The financial information for 2014, 2013, and 2012 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2014	2013	2012	2011	2010

Interest and Dividend Income	$30,840	$28,859	$28,259	$28,790	$29,927
Interest Expense	(1,291)	(1,265)	(1,802)	(2,476)	(3,606)
Net Interest Income	29,549	27,594	26,457	26,314	26,321
Provision for Loan Losses	(1,800)	(1,200)	(3,276)	(5,138)	(4,914)
Net Interest Income after Provision for Loan Losses	27,749	26,394	23,181	21,176	21,407
Other Operating Income	7,480	9,300	9,442	9,382	9,154
Other Operating Expense	(26,569)	(27,456)	(26,254)	(26,762)	(27,889)
Income (Loss) before Taxes	8,660	8,238	6,369	3,796	2,672
(Provision) Benefit for Taxes	(2,790)	(2,854)	(1,723)	(1,132)	(7)
Net Income (Loss)	$5,870	$5,384	$4,646	$2,664	$2,665

Preferred Stock Dividend and Accretion	(129)	(677)	(1,139)	(1,399)	(992)

Net Income (Loss) available to common shareholders	$5,741	$4,707	$3,507	$1,265	$1,673

Basic Income (Loss) Per Share	$0.57	$0.47	$0.35	$0.13	$0.17

Diluted Income (Loss) Per Share	$0.56	$0.46	$0.35	$0.13	$0.17

Total Assets	$957,884	$897,669	$831,483	$781,150	$737,217

Total Investments	$151,226	$173,269	$184,491	$160,241	$107,346

Total Loans, including Loans Held-for-Sale, net	$538,470	$508,113	$445,008	$435,621	$444,360

Total Deposits	$857,052	$803,787	$730,811	$678,958	$640,258

Total Equity	$92,051	$84,908	$92,325	$87,702	$79,596

Weighted Average Shares of Common Stock outstanding used for Basic Income (Loss) Per Share Computation 1	10,117,006	10,088,802	10,060,724	10,018,882	9,967,942

Weighted Average Shares of Common Stock outstanding used for Diluted Income (Loss) Per Share Computation 1	10,169,836	10,127,345	10,088,178	10,019,823	9,969,688

Return (Loss) on Average Total Assets	0.62%	0.62%	0.58%	0.35%	0.36%

Net Income (Loss)/Average Equity	6.59%	6.36%	5.11%	3.19%	3.34%

Net Income (Loss)/Average Deposits	0.69%	0.70%	0.66%	0.40%	0.41%

Average Loans/Average Deposits	60.71%	61.06%	62.22%	65.17%	69.91%

Average Equity to Average Total Assets	9.46%	9.83%	11.34%	11.00%	10.68%

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

Financial highlights for 2014 include:

The Company reported net income of $5.9 million, a 9.3% increase compared to net income of $5.4 million before dividends on preferred stock paid to the U.S. Treasury for 2013.  Net income available to common shareholders totaled $5.7 million, a 21.3% increase compared to net income available to common shareholders of $4.7 million for 2013.  Net income per common share after consideration of dividends on preferred stock paid to the U.S. Treasury for 2014 was $0.57 and resulted in an increase in net income per common share of 21.3% compared to net income per common share of $0.47 for 2013.  Net income per common share on a fully diluted basis was $0.56 for 2014, an increase of 21.7% compared to net income per common share on a fully diluted basis of $0.46 for 2013.

Loans (including loans held-for-sale), net of allowance increased to $538.5 million at December 31, 2014, a 6.0% increase from $508.1 million at December 31, 2013.  Commercial loans totaled $120.8 million at December 31, 2014, up 9.2% from $110.6 million at December 31, 2013; commercial real estate loans were $257.0 million, up 9.2% from $235.3 million at December 31, 2013; agriculture loans were $61.1 million, up 18.2% from $51.7 million at December 31, 2013; residential mortgage loans were $50.5 million, down 4.4% from $52.8 million at December 31, 2013; residential construction loans were $6.0 million, down 42.3% from $10.4 million at December 31, 2013; and consumer loans totaled $49.9 million, down 7.8% from $54.1 million at December 31, 2013.

Average deposits increased to $844.9 million during 2014, a $76.0 million or 9.9% increase from 2013.

The Company reported average total assets of $941.8 million at December 31, 2014, up 9.3% from $861.7 million a year earlier.

The provision for loan losses in 2014 totaled $1.8 million, an increase of 50.0% from $1.2 million in 2013.  Net charge-offs were $2.6 million in 2014 compared to $0.4 million in 2013.  The increase in the provision for loan losses is primarily due to increased charge-offs and increase in the loan portfolio.

Net interest income totaled $29.5 million for 2014, an increase of 6.9% from $27.6 million in 2013, primarily due to increased average loan volumes, increased investment securities rates, decreased rates on savings, money market and time deposit accounts which was partially offset by decreased loan rates, decreased average investment securities volumes, increased average interest-bearing transaction, savings and money market account volumes.

Other operating income totaled $7.5 million for 2014, a decrease of 19.4% from $9.3 million in 2013.  The decrease was primarily due to decreases in service charges on deposit accounts, gains on sales of loans and other income.

Other operating expenses totaled $26.6 million for 2014, down 3.3% from $27.5 million in 2013.  The decrease is primarily due to decreases in salaries and employee benefits and occupancy and equipment expenses, which was partially offset by increases in data processing, other real estate owned expense and impairment, and other expenses.

In 2015, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income, while remaining conscious of the need to maintain appropriate expense levels.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2014		2013		2012

	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
ASSETS
Cash and Due From Banks	$231,555	24.59%	$161,251	18.71%	$140,411	17.50%
Investment Securities	159,602	16.95%	190,678	22.13%	182,755	22.79%
Loans 1	512,902	54.46%	469,486	54.48%	435,821	54.35%
Stock in Federal Home Loan Bank and
other equity securities, at cost	3,868	0.41%	3,682	0.43%	3,433	0.43%
Other Real Estate Owned	169	0.02%	400	0.05%	962	0.12%
Other Assets	33,687	3.57%	36,236	4.20%	38,661	4.81%
Total Assets	$941,783	100.00%	$861,733	100.00%	$802,043	100.00%

LIABILITIES &
STOCKHOLDERS’ EQUITY
Deposits:
Demand	$277,204	29.45%	$253,487	29.42%	$215,062	26.81%
Interest-Bearing Transaction Deposits	216,915	23.03%	196,825	22.84%	169,475	21.13%
Savings & MMDAs	260,421	27.64%	228,748	26.54%	217,031	27.06%
Time Certificates	90,330	9.59%	89,803	10.42%	98,843	12.32%
Borrowed Funds	—	0.00%	—	0.00%	3,443	0.43%
Other Liabilities	7,797	0.83%	8,190	0.95%	7,256	0.91%
Stockholders’ Equity	89,116	9.46%	84,680	9.83%	90,933	11.34%
Total Liabilities & Stockholders’ Equity	$941,783	100.00%	$861,733	100.00%	$802,043	100.00%

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)
	2014			2013			2012

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Assets	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Loans 1	$512,902	$25,789	5.03%	$469,486	$23,911	5.09%	$435,821	$23,277	5.34%

Loan Fees	—	926	0.18%	—	1,253	0.27%	—	1,123	0.26%

Total Loans, Including
Loan Fees	512,902	26,715	5.21%	469,486	25,164	5.36%	435,821	24,400	5.60%

Due From Banks	214,902	595	0.28%	144,280	431	0.30%	124,151	359	0.29%

Investment Securities:
Taxable	150,661	2,898	1.92%	180,760	2,710	1.50%	172,258	3,042	1.77%

Non-taxable2	8,941	354	3.96%	9,918	397	4.00%	10,497	413	3.93%

Total Investment Securities	159,602	3,252	2.04%	190,678	3,107	1.63%	182,755	3,455	1.89%

Other Earning Assets	3,868	278	7.19%	3,682	157	4.26%	3,433	45	1.31%

Total Earning Assets	$891,274	$30,840	3.46%	$808,126	$28,859	3.57%	$746,160	$28,259	3.79%

Cash and Due from Banks	16,653			16,971			16,260

Premises and Equipment	7,386			7,653			8,030

Other Real Estate Owned	169			400			962

Interest Receivable
and Other Assets	26,301			28,583			30,631

Total Assets	$941,783			$861,733			802,043

1. Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.

2. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2014			2013			2012

			Yields			Yields			Yields
		Interest	Earned/		Interest	Earned/		Interest	Earned/
Liabilities and	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
Stockholders' Equity	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$216,915	$299	0.14%	$196,825	$264	0.13%	$169,475	$306	0.18%

Savings & MMDAs	260,421	618	0.24%	228,748	597	0.26%	217,031	692	0.32%

Time Certificates	90,330	374	0.41%	89,803	404	0.45%	98,843	663	0.67%

Total Interest-Bearing Deposits	567,666	1,291	0.23%	515,376	1,265	0.25%	485,349	1,661	0.34%

Borrowed Funds	—	—	—	—	—	—	3,443	141	4.10%

Total Interest-Bearing
Deposits and Funds	567,666	1,291	0.23%	515,376	1,265	0.25%	488,792	1,802	0.37%

Demand Deposits	277,204	—	—	253,487	—	—	215,062	—	—

Total Deposits and
Borrowed Funds	844,870	$1,291	0.15%	768,863	$1,265	0.16%	703,854	$1,802	0.26%

Interest payable and
Other Liabilities	7,797			8,190			7,256

Stockholders’ Equity	89,116			84,680			90,933

Total Liabilities and
Stockholders’ Equity	$941,783			$861,733			$802,043

Net Interest Income and
Net Interest Margin 1		$29,549	3.32%		$27,594	3.41%		$26,457	3.55%

Net Interest Spread 2			3.23%			3.32%			3.42%

1.  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

2.  Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2014 over 2013 and 2013 over 2012.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2014 Over 2013			2013 Over 2012
		Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change

Increase in
Interest Income:

Loans	$2,166	$(288)	$1,878	$1,752	$(1,118)	$634

Loan Fees	(327)	—	(327)	130	—	130

Due From Banks	195	(31)	164	60	12	72

Investment Securities	(558)	703	145	144	(492)	(348)

Other Assets	8	113	121	3	109	112

	$1,484	$497	$1,981	$2,089	$(1,489)	$600

Increase (Decrease) in
Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	$20	$15	$35	$47	$(89)	$(42)

Savings & MMDAs	72	(51)	21	37	(132)	(95)

Time Certificates	2	(32)	(30)	(57)	(202)	(259)

Borrowed Funds	—	—	—	(71)	(70)	(141)

	$94	$(68)	$26	$(44)	$(493)	$(537)

Increase in
Net Interest Income:	$1,390	$565	$1,955	$2,133	$(996)	$1,137

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, of the previous three fiscal years is as follows (dollars in thousands):

	2014	2013	2012
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$—	$—	$1,005
Securities of U.S. Government
Agencies and Corporations	28,429	52,685	28,305
Obligations of State &
Political Subdivisions	20,763	27,387	28,786
Collateralized Mortgage Obligations	12,553	5,405	8,278
Mortgage-Backed Securities	89,481	87,792	118,117

Total Investments	$151,226	$173,269	$184,491

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company’s investment securities as of December 31, 2014.  The yields on tax-exempt securities are shown on a tax equivalent basis.
Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
Securities of U.S. Government
Agencies and Corporations	$—	—	$26,452	1.24%	$1,977	1.75%
Obligations of State &
Political Subdivisions	340	5.94%	4,753	2.77%	13,600	4.43%
Collateralized Mortgage Obligations OObligtionObligations OObligations OObligations	828	1.91%	11,725	1.93%	—	—
Mortgage-Backed Securities	—	—	83,988	2.14%	5,493	2.34%

TOTAL	$1,168	3.08%	$126,918	1.96%	$21,070	3.63%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
Securities of U.S. Government
Agencies and Corporations	$—	—	$28,429	1.28%
Obligations of State &
Political Subdivisions	2,070	5.00%	20,763	4.13%
Collateralized Mortgage Obligations	—	—	12,553	1.93%
Mortgage-Backed Securities	—	—	89,481	2.15%

TOTAL	$2,070	5.00%	$151,226	2.24%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2014		2013		2012

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$120,751	22.1%	$110,644	21.5%	$88,810	19.8%
Commercial Real Estate	256,955	47.1%	235,296	45.7%	188,426	42.0%
Agriculture	61,144	11.2%	51,730	10.0%	52,747	11.8%
Residential Mortgage	50,511	9.3%	52,809	10.3%	51,266	11.4%
Residential Construction	5,963	1.1%	10,444	2.0%	7,586	1.7%
Consumer	49,911	9.2%	54,079	10.5%	59,393	13.3%
	545,235	100.0%	515,002	100.0%	448,228	100%
Allowance for loan losses	(8,583)		(9,353)		(8,554)
Net deferred origination
fees and costs	1,327		1,201		775
TOTAL	$537,979		$506,850		$440,449

	2011		2010

	Balance	Percent	Balance	Percent

Commercial	$91,914	20.7%	$82,815	18.3%
Commercial Real Estate	175,793	39.7%	186,405	41.1%
Agriculture	52,064	11.8%	53,040	11.7%
Residential Mortgage	51,586	11.6%	52,347	11.5%
Residential Construction	7,492	1.7%	10,246	2.3%
Consumer	64,150	14.5%	68,374	15.1%
	442,999	100.0%	453,227	100.0%
Allowance for loan losses	(10,408)		(11,039)
Net deferred origination
fees and costs	198		(173)
TOTAL	$432,789		$442,015

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

As shown in the comparative figures for loan mix during 2014 and 2013, total loans increased as a result of increases in commercial, commercial real estate, and agriculture loans, which were partially offset by decreases in residential mortgage, residential construction, and consumer loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2014 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$21,434	$64,721	$86,155
After one year through five years	60,605	41,378	101,983
After five years	64,125	292,972	357,097

Total	$146,164	$399,071	$545,235

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

The following tables summarize the Company’s non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2014, 2013, 2012, 2011, and 2010.

	At December 31, 2014			At December 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$2,151	$82	$2,069	$2,609	$202	$2,407
Commercial real estate	672	—	672	2,607	200	2,407
Agriculture	—	—	—	1,590	—	1,590
Residential mortgage	1,691	—	1,691	2,166	—	2,166
Residential construction	71	—	71	93	—	93
Consumer	652	—	652	505	23	482
Total non-accrual loans	$5,237	$82	$5,155	$9,570	$425	$9,145

	At December 31, 2012			At December 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$2,853	$73	$2,780	$2,905	$62	$2,843
Commercial real estate	1,879	—	1,879	3,071	—	3,071
Agriculture	—	—	—	992	—	992
Residential mortgage	2,095	—	2,095	1,334	—	1,334
Residential construction	—	—	—	48	—	48
Consumer	441	50	391	360	—	360
Total non-accrual loans	$7,268	$123	$7,145	$8,710	$62	$8,648

	At December 31, 2010
	Gross	Guaranteed	Net

Commercial	$1,817	$77	$1,740
Commercial real estate	5,864	—	5,864
Agriculture	1,752	—	1,752
Residential mortgage	2,301	—	2,301
Residential construction	272	—	272
Consumer	268	—	268
Total non-accrual loans	$12,274	$77	$12,197

Non-accrual loans amounted to $5,237,000 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691,000, two residential construction loans totaling $71,000, five commercial real estate loans totaling $672,000, seven commercial loans totaling $2,151,000, and five consumer loans totaling $652,000.  Non-accrual loans amounted to $9,570,000 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166,000, two residential construction loans totaling $93,000, nine commercial real estate loans totaling $2,607,000, three agricultural loans totaling $1,590,000, nine commercial loans totaling $2,609,000 and five consumer loans totaling $505,000.  Non-accrual loans amounted to $7,268,000 at December 31, 2012 and were comprised of seven residential mortgage loans totaling $2,095,000, five commercial real estate loans totaling $1,879,000, eleven commercial loans totaling $2,853,000 and seven consumer loans totaling $441,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of December 31, 2014, totaled approximately $3,193,000 or 61% of total non-accrual loans and consisted of two residential mortgage loans totaling $1,014,000, supported by residential property located within the Company’s market area, two commercial and industrial loans totaling $1,757,000, supported by the business assets of the borrower, and one consumer loan totaling $423,000, supported by residential property located within the Company’s market area.  The collateral securing all of these loans is generally appraised every six months.

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

If interest on non-accrual loans had been accrued, such interest income would have approximated $570,000, $501,000, and $766,000 during the years ended December 31, 2014, 2013, and 2012, respectively.  Income actually recognized for these loans approximated $327,000, $0, and $24,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2014, 2013, and 2012 consisting of loans on non-accrual status totaled $5,237,000, $9,570,000, and $7,268,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $5,467,000, $9,187,000, and $6,113,000 at December 31, 2014, 2013, and 2012, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing at December 31, 2014, 2013, and 2012.

As the following table illustrates, total non-performing assets which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $3,254,000, or 35.6% to $5,891,000 from December 31, 2013 and increased $938,000 or 11.4% at December 31, 2013 from December 31, 2012.  Non-performing assets net of guarantees represent 0.6%, 1.0%, and 1.0% of total assets at December 31, 2014, 2013, and 2012, respectively.  The Bank’s management believes that the $5,237,000 in non-accrual loans are appropriately reflected at their net realizable value at December 31, 2014.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2014			At December 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$5,237	$82	$5,155	$9,570	$425	$9,145
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	5,237	82	5,155	9,570	425	9,145
Other real estate owned	736	—	736	—	—	—
Total non-performing assets	5,973	82	5,891	9,570	425	9,145
Non-performing loans to total loans			0.9%			1.8%
Non-performing assets to total assets			0.6%			1.0%
Allowance for loan and lease losses to non-performing loans			166.5%			102.3%

	At December 31, 2012			At December 31, 2011
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$7,268	$123	$7,145	$8,710	$62	$8,648
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	7,268	123	7,145	8,710	62	8,648
Other real estate owned	1,062	—	1,062	1,325	—	1,325
Total non-performing assets	8,330	123	8,207	10,035	62	9,973
Non-performing loans to total loans			1.6%			2.0%
Non-performing assets to total assets			1.0%			1.3%
Allowance for loan and lease losses to non-performing loans			119.7%			120.4%

	At December 31, 2010
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$12,274	$77	$12,197
Loans 90 days past due and still accruing	—	—	—
Total non-performing loans	12,274	77	12,197
Other real estate owned	2,682	—	2,682
Total non-performing assets	14,956	77	14,879
Non-performing loans to total loans			2.7%
Non-performing assets to total assets			2.0%
Allowance for loan and lease losses to non-performing loans			90.5%

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

OREO amounted to $736,000, $0, and $1,062,000 for the periods ended December 31, 2014, 2013, and 2012, respectively.  The increase in OREO loans at December 31, 2014 from the balance at December 31, 2013 was due to the addition of three commercial properties, partially offset by the disposition of one commercial property.

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

Construction loans, whether owner occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction itself including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Again, losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, the Company may pursue repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as changing weather conditions.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically there after, (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

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

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment in full is unlikely, the Company will estimate its probable loss, using a recent valuation as appropriate to the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Bank may periodically revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known.  Unpaid balances on loans after or during collection and liquidation may also be pursued through litigation and attachment of wages or judgment liens on borrower’s other assets.

Excluding the non-performing loans cited previously, loans totaling $11,362,000 and $19,378,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2014 and 2013, respectively.  In management’s opinion, the potential loss related to these problem loans is sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2014 and 2013.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2014 and 2013 was 1.57% and 1.81%, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considers the $8,583,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2014.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
	2014	2013	2012	2011	2010

Balance at Beginning of Year	$9,353	$8,554	$10,408	$11,039	$11,916
Provision for Loan Losses	1,800	1,200	3,276	5,138	4,914
Loans Charged-Off:
Commercial	(2,288)	(168)	(3,498)	(2,381)	(1,930)
Commercial Real Estate	(69)	(17)	(375)	(2,000)	(1,491)
Agriculture	—	(1)	(116)	(860)	(736)
Residential Mortgage	(71)	(333)	(864)	(272)	(715)
Residential Construction	—	(127)	(167)	(197)	(830)
Consumer	(393)	(572)	(875)	(932)	(914)

Total Charged-Off	(2,821)	(1,218)	(5,895)	(6,642)	(6,616)

Recoveries:
Commercial	58	377	306	185	540
Commercial Real Estate	—	51	—	288	1
Agriculture	—	3	4	142	78
Residential Mortgage	—	157	—	11	22
Residential Construction	86	45	341	71	6
Consumer	107	184	114	176	178

Total Recoveries	251	817	765	873	825

Net (Charge-Offs) Recoveries	(2,570)	(401)	(5,130)	(5,769)	(5,791)

Balance at End of Year	$8,583	$9,353	$8,554	$10,408	$11,039

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(0.49%)	(0.09%)	(1.18%)	(1.34%)	(1.27%)
Allowance as a percentage of Total Loans	1.57%	1.81%	1.91%	2.35%	2.44%
Allowance as a percentage of
Non-performing loans, net of guarantees	166.5%	102.3%	119.7%	120.4%	90.5%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the Loan Portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):
	December 31, 2014			December 31, 2013			December 31, 2012

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$3,581	41.7%	21.8%	$3,199	34.2%	21.2%	$2,899	33.9%	19.5%
Commercial Real Estate	1,825	21.3%	47.5%	2,290	24.5%	46.0%	1,723	20.1%	42.4%
Agriculture	580	6.8%	11.3%	557	6.0%	10.1%	915	10.7%	11.8%
Residential Mortgage	1,181	13.8%	9.2%	1,216	13.0%	10.2%	1,148	13.4%	11.4%
Residential Construction	161	1.9%	1.1%	441	4.7%	2.0%	724	8.5%	1.6%
Consumer	886	10.3%	9.1%	1,023	10.9%	10.5%	1,110	13.0%	13.3%
Unallocated	369	4.3%	—	627	6.7%	—	35	0.4%	—

Total	$8,583	100.0%	100.0%	$9,353	100.0%	100.0%	$8,554	100.0%	100.0%

	December 31, 2011			December 31, 2010

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$3,598	34.6%	20.4%	$3,761	34.1%	17.9%
Commercial Real Estate	1,747	16.8%	40.2%	1,957	17.7%	41.7%
Agriculture	1,934	18.6%	11.6%	2,141	19.4%	11.5%
Residential Mortgage	1,135	10.9%	11.7%	830	7.5%	11.7%
Residential Construction	1,198	11.5%	1.5%	1,719	15.6%	1.9%
Consumer	796	7.6%	14.6%	556	5.0%	15.3%
Unallocated	—	—	—	75	0.7%	—

Total	$10,408	100.0%	100.0%	$11,039	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2014		2013		2012
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$277,204	—	$253,487	—	$215,062	—

Interest-Bearing Demand (NOW)	$216,915	0.14%	$196,825	0.13%	$169,475	0.18%

Savings and MMDAs	$260,421	0.24%	$228,748	0.26%	$217,031	0.32%

Time	$90,330	0.41%	$89,803	0.45%	$98,843	0.67%

The following table sets forth by time remaining to maturity the Bank’s time deposits in the amount of $100,000 or more (dollars in thousands) as of December 31, 2014:

Three months or less	$16,135

Over three months through twelve months	29,911

Over twelve months	9,178

Total	$55,224

Short-Term Borrowings

The Company had no secured borrowings from the U.S. Treasury and no Federal Funds purchased at December 31, 2014 and December 31, 2013.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2014, the Company had collateral borrowing capacity from the FHLB of $212,916,000.  The Company also has unsecured Federal Funds lines of credit totaling $57,000,000 with correspondent banks.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2014 and 2013.  Average outstanding balances of long-term borrowings, was $0 during 2014 and 2013.

Overview

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net income available to common shareholders for the year ended December 31, 2014, was $5.7 million, representing an increase of $1.0 million, or 21.3% increase, compared to net income available to common shareholders of $4.7 million for the year ended December 31, 2013.  The increase in net income available to common shareholders was principally attributable to a $2.0 million increase in interest income, $0.9 million decrease in other operating expenses, and $0.5 million decrease in preferred stock dividends, which was partially offset by a $0.6 million increase in provision for loan loss and $1.8 million decrease in other operating income.

Total assets increased by $60.2 million, or 6.7%, to $957.9 million as of December 31, 2014 compared to $897.7 million at December 31, 2013.  The increase in total assets was mainly due to a $51.8 million increase in cash and $30.4 million increase in net loans (including loans held-for-sale), which was partially offset by a $22.0 million decrease in investment securities.  Total deposits increased $53.3 million, or 6.6%, to $857.1 million as of December 31, 2014 compared to $803.8 million at December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net income available to common shareholders for the year ended December 31, 2013, was $4.7 million, representing an increase of $1.2 million, or 34.3% increase, compared to net income available to common shareholders of $3.5 million for the year ended December 31, 2012.  The increase in net income available to common shareholders was principally attributable to a $0.6 million increase in interest income, $0.5 million decrease in interest expense, and $2.1 million decrease in provision for loan loss, which was partially offset by a $1.2 million increase in other operating expenses and a $1.1 million increase in provision for income tax.

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

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank’s interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period.  The $1,955,000 increase in the Bank’s net interest income in 2014 from 2013 was due primarily to the effects of higher loan volumes, higher returns on investment securities and higher due from bank volumes, which was partially offset by lower loan interest rates, lower loan fee volumes and lower investment securities volumes.  The $1,137,000 increase in the Bank’s net interest income in 2013 from 2012 was due to the effects of higher loan volumes, higher loan fees, lower deposit rates, lower time deposit volumes and lower borrowed funds volumes, which was partially offset by lower loan interest rates, lower investment securities rates, higher interest-bearing transaction deposit volumes, higher savings volumes and higher money market account volumes.  Continued lower interest rates have been affected by the FRB’s pursuit of a variety of monetary measures designed to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  During 2014, the FRB began to gradually ease its accommodative monetary policies, including discontinuing its asset purchase program in October, 2014.  The FRB further indicated that expects to maintain the current very low target range for the federal funds rate for at least some time while it assesses progress toward its objectives of maximum employment and modest inflation.  We cannot predict with any certainty the degree to which the FRB will continue its accommodative monetary policies, nor the timing of further easing of these policies.  The “Analysis of Changes in Interest Income and Interest Expense” set forth on page 37 of this Annual Report on Form 10-K identifies the effects of interest rates and loan/deposit volume.  Another factor that affected the net interest income was the average earning asset to average total asset ratio.  This ratio was 94.6% in 2014, 93.8% in 2013, and 93.0% in 2012.

The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.  Additionally, state and federal tax policies can impact banking organizations.

Interest income on loans (including loan fees) was $26,715,000 for 2014, representing an increase of $1,551,000, or 6.2%, from $25,164,000 for 2013.  This compared to an increase in 2013 of $764,000, or 3.1%, from $24,400,000 for 2012.  The increase in interest income on loans in 2014 over 2013 was the result of a 9.25% increase in loan volume, which was partially offset by a decrease of approximately $327,000 in loan fees and a 6 basis point decrease in loan yields.  Loan fee comparisons were impacted by a net decrease in deferred loan fees and costs of $125,000 in 2014 and a net decrease of $427,000 in 2013.

There were no Federal Funds sold at December 31, 2014 and December 31, 2013.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.

Average outstanding due from interest bearing accounts fluctuated during this period, ranging from $214,902,000 in 2014 to $144,280,000 in 2013 and $124,151,000 in 2012.  At December 31, 2014, due from interest bearing accounts were $216,672,000.  As with Federal Funds, due from interest bearing accounts are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Due from interest bearing account yields were 0.28%, 0.30%, and 0.29% for 2014, 2013, and 2012, respectively.

The average total level of investment securities decreased $31,076,000 in 2014 to $159,602,000 from $190,678,000 in 2013 and increased $7,923,000 in 2013 to $190,678,000 from $182,755,000 in 2012.  The level of interest income attributable to investment securities increased to $3,252,000 in 2014 from $3,107,000 in 2013 and decreased to $3,107,000 in 2013 from $3,455,000 in 2012, due to the effects of interest rates and volume.  The Bank’s strategy in recent years emphasized the use of increased interest yields on the investment portfolio and increased loan volume to  partially offset the Bank’s decreased investment securities volume and decreased yield on loans.  In the future, as loan volume increases, the Bank intends to decrease the reinvestment of maturing securities.  Investment securities yields were 2.04%, 1.63%, and 1.89% for 2014, 2013, and 2012, respectively.

Total interest expense increased to $1,291,000 in 2014 from $1,265,000 in 2013, and decreased to $1,265,000 in 2013 from $1,802,000 in 2012, representing a 2.1% increase in 2014 over 2013 and a 29.8% decrease in 2013 over 2012.  The increase in total interest expense was due to increases in the volume of interest-bearing transaction, savings and money market deposit accounts, which was partially offset by decreases in the interest rates paid on savings, money market and time deposits.

The mix of deposits for the previous three years is as follows (dollars in thousands):

	2014		2013		2012

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$277,204	32.8%	$253,487	33.0%	$215,062	30.7%

Interest-Bearing Demand (NOW)	216,915	25.7%	196,825	25.6%	169,475	24.2%

Savings and MMDAs	260,421	30.8%	228,748	29.7%	217,031	31.0%

Time	90,330	10.7%	89,803	11.7%	98,843	14.1%

Total	$844,870	100.0%	$768,863	100.0%	$700,411	100.0%

The three years ended December 31, 2014 have been characterized by decreasing interest rates.  Loan rates and deposit rates decreased in 2014, 2013 and 2012.  The net spread between the rate for total earning assets and the rate for interest-bearing deposits and borrowed funds decreased 9 basis points in the period from 2014 to 2013 and 10 basis points in the period from 2013 to 2012.

The Bank’s net interest margin (net interest income divided by average earning assets) was 3.32% in 2014, 3.41% in 2013, and 3.55% in 2012.  The decrease in net interest margin was due to decreasing loan rates which was only partially offset by increasing investment rates and lower deposit rates.  Going forward into the first half of 2015, it is Bank management’s belief that there will be continued downward pressure on net interest margin due to the FRB’s monetary policies and market conditions.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses increased to $1,800,000 in 2014 from $1,200,000 in 2013, primarily as a result of increased charge-offs.  The amount of loans charged-off increased in 2014 to $2,821,000 from $1,218,000 in 2013, and recoveries decreased to $251,000 in 2014 from $817,000 in 2013.  The increase in charge-offs was due to an increase in charge-offs of commercial loans and commercial real estate loans, which was partially offset by a decrease in charge-offs of residential mortgage loans, residential construction loans, and consumer loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2014 was 1.57% compared to 1.81% at December 31, 2013.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 167% at December 31, 2014 compared to 102% at December 31, 2013.

The provision for loan losses decreased to $1,200,000 in 2013 from $3,276,000 in 2012, primarily as a result of decreased charge-offs and improved credit quality.  The amount of loans charged-off decreased in 2013 to $1,218,000 from $5,895,000 in 2012, and recoveries increased to $817,000 in 2013 from $765,000 in 2012.  The decrease in charge-offs was due to a decrease in charge-offs of all loan categories: commercial, commercial real estate loans, agriculture loans, residential mortgage loans, residential construction loans and consumer loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2013 was 1.81% compared to 1.91% at December 31, 2012.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of governmental guarantees was 102% at December 31, 2013 compared to 120% at December 31, 2012.

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held-for-sale, and other income.  Service charges on deposit accounts decreased $221,000 in 2014 over 2013 and decreased $232,000 in 2013 over 2012.  The decrease in 2014 was due, for the most part, to a decrease in service charges assessed on regular and business checking accounts.  Realized gains on sale of investment securities increased $44,000 in 2014 over 2013 and decreased $4,000 in 2013 over 2012.  The increase in 2014 was primarily due to an increase in the number of securities sold.  Net realized gains on loans held-for-sale decreased $624,000 in 2014 over 2013 and decreased $1,124,000 in 2013 over 2012.  The decrease in 2014 was due, for the most part, to decreased sales volume of loans held-for-sale.  Gains on sales of other real estate owned decreased $1,000 in 2014 over 2013 and decreased $16,000 in 2013 over 2012.  The decrease in 2014 was due to there being no recognized gain on the other real estate owned property sold in 2014.  Other income decreased $1,018,000 in 2014 over 2013 and increased $1,234,000 in 2013 over 2012.  The decrease in 2014 was due, for the most part, to decreases in investment & brokerage income, loan servicing income and fiduciary activities, which was partially offset by increases in signature based transaction fees and ATM fees.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising and other expenses.  Other operating expenses decreased to $26,569,000 in 2014 from $27,456,000 in 2013, and increased to $27,456,000 in 2013 from $26,254,000 in 2012, representing an decrease of $887,000, or 3.2% in 2014 over 2013, and a increase of $1,202,000, or 4.6% in 2013 over 2012.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:
	2014 over 2013		2013 over 2012

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$(1,084)	(6.5%)	$1,196	7.7%
Occupancy and Equipment	(155)	(5.1%)	229	8.1%
Data Processing	76	4.7%	(20)	(1.2%)
Stationery and Supplies	(46)	(12.7%)	6	1.7%
Advertising	(30)	(8.0%)	1	0.3%
Directors Fees	40	18.1%	(1)	(0.5%)
OREO Expense and Impairment	129	1,075.0%	(143)	(92.3%)
Impairment on Equity Investment	50	—	—	—
Other Expense	133	2.7%	(66)	(1.3%)

Total	$(887)	(3.2%)	$1,202	4.6%
In 2014, salaries and employee benefits decreased $1,084,000 to $15,718,000 from $16,802,000 for 2013.  This increase was primarily due to decreases in commissions expense, contingent compensation expense, and profit sharing expense, which was partially offset by a increase in regular salaries.  The increase in regular salaries expense was due to current year salary increases and the increase in staffing.  The decrease in contingent compensation was due to the decreased performance results of the Company when compared with budgeted goals for the year.  The decrease in profit sharing expense was due to decreased performance results of the Company.  The decrease in commissions expense was due to a decrease in real estate mortgage and investment services activity.  The decrease in occupancy and equipment expense was primarily due to decreases in rent expense and service contracts.  The decrease in rent expense was primarily due to the expiration of leases that were not renewed.  The increase in data processing expense was primarily due to increased volume of activity and rates.  The increase in OREO expense and impairment was due to an increase in write-downs and maintenance expenses related to foreclosed real estate properties.  The increase in other expenses was primarily due to increases in loan collection expenses.

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

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings.  In 2014, tax expense decreased $64,000 to $2,790,000 from $2,854,000 for 2013.  In 2013, tax expense increased $1,131,000 to $2,854,000 from $1,723,000 for 2012.  The increase was primarily attributable to an increase in taxable income.  Non-taxable municipal bond income was $354,000, $397,000, and $413,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Liquidity

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

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Home Loan Bank, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2014, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 62.8% on December 31, 2014, 63.2% on December 31, 2013, and 60.9% on December 31, 2012.  At December 31, 2014 and 2013, the Bank’s ratio of core deposits to total assets was 83.7% and 83.3%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits under $100,000.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  The Bank’s liquidity position increased in 2014; management believes that the Bank’s liquidity position was adequate.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2014, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits of $100,000 or more and brokered time deposits under $100,000, and short-term investments to long-term assets, was (23.34%), compared to (12.97%) in 2013.  This ratio indicated at December 31, 2014, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that will require future cash payments.  The following table presents, as of December 31, 2014, the Company’s significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$770,879	$770,879	$—	$—	$—
Certificates of Deposit (a)	86,173	72,294	11,760	2,119	—
Operating Leases	2,876	818	763	511	784
Purchase Obligations	1,434	1,434	—	—	—
Total	$861,362	$845,425	$12,523	$2,630	$784

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

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2014 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$67,608	$51,536	$13,929	$1,345	$798
Commercial Real Estate	14,184	4,080	2,738	—	7,366
Agriculture	30,669	24,618	3,040	480	2,531
Residential Mortgage	5	—	—	—	5
Residential Construction	2,655	2,655	—	—	—
Consumer	55,898	15,512	4,339	9,912	26,135
Commitments to sell loans	1,230	1,230	—	—	—
Standby Letters of Credit	2,099	2,099	—	—	—
Total	$174,348	$101,730	$24,046	$11,737	$36,835

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

Off-Balance Sheet Arrangements

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, are as follows (amounts in thousands):

	2014	2013

Undisbursed loan commitments	$171,019	$172,563
Standby letters of credit	2,099	2,489
Commitments to sell loans	1,230	3,209

	$174,348	$178,261

The Bank expects its liquidity position to remain strong in 2015 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year, but with the overall trend being favorable.  While the Bank did not experience an outflow of deposits in 2014, the potential of outflows still exists if the stock market values continue to improve.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2015.

Capital

The Bank believes a strong capital position is essential to the Bank’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2014, stockholders’ equity totaled $92.0 million, an increase of $7.1 million from $84.9 million at December 31, 2013.  The increase was primarily due to net income of $5.9 million and other comprehensive gain of $1.1 million, which was partially offset by dividends on preferred stock of $0.1 million.  Other comprehensive gain of $1.1 million consists of unrealized gains on investment securities available-for-sale and retirement plan equity adjustments.  Also affecting capital in 2014 was paid in capital in the amount of $0.3 million resulting from employee stock purchases and stock plan accruals.  The Bank’s Tier 1 Leverage Capital ratio was 9.0% and 9.1% at December 31, 2014 and December 31, 2013, respectively.  See the section entitled “Business – Supervision and Regulation of Bank” beginning on page 8 for additional information.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines for a “well capitalized” institution.  The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting	Page 57

Report of Independent Registered Public Accounting Firm	Page 58

Consolidated Balance Sheets as of December 31, 2014 and 2013	Page 59

Consolidated Statements of Income for Years Ended December 31, 2014, 2013, and 2012	Page 60

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2014, 2013, and 2012	Page 61

Consolidated Statement of Stockholders’ Equity for Years Ended December 31, 2014, 2013, and 2012	Page 62

Consolidated Statements of Cash Flows for Years Ended December 31, 2014, 2013, and 2012	Page 63

Notes to Consolidated Financial Statements	Page 64

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework (1992), management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2014.

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

/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Jeremiah Z. Smith

Jeremiah Z. Smith
Senior Executive Vice President/Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)

March 10, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northern Community Bancorp and subsidiary as of December 31, 2014 and 2013, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Sacramento, California
March 10, 2015

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2014 and 2013
(in thousands, except shares and share amounts)

	2014	2013
Assets
Cash and cash equivalents	$229,052	$177,254
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $27,868 at December 31, 2014 and $28,773 at December 31, 2013)	151,226	173,269
Loans (net of allowance for loan losses of $8,583 at December 31, 2014 and $9,353 at December 31, 2013)	537,979	506,850
Loans held-for-sale	491	1,263
Stock in Federal Home Loan Bank and other equity securities, at cost	3,934	3,717
Premises and equipment, net	7,278	7,418
Other real estate owned	736	—
Interest receivable and other assets	27,188	27,898

Total Assets	$957,884	$897,669

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$287,717	$274,831
Interest-bearing transaction deposits	219,396	207,879
Savings and MMDAs	263,766	231,491
Time, under $100,000	30,949	33,467
Time, $100,000 and over	55,224	56,119

Total Deposits	857,052	803,787

Interest payable and other liabilities	8,781	8,974

Total Liabilities	865,833	812,761

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par value; $1,000 per share liquidation preference, 22,847 shares authorized; 12,847 shares issued and outstanding at December 31, 2014 and 2013	12,847	12,847
Common stock, no par value; 16,000,000 shares authorized; 10,207,043 and 9,495,674 shares issued and outstanding at December 31, 2014 and 2013, respectively	70,015	64,584
Additional paid-in capital	977	977
Retained earnings	8,146	7,573
Accumulated other comprehensive income (loss), net	66	(1,073)
Total Stockholders’ Equity	92,051	84,908

Total Liabilities and Stockholders’ Equity	$957,884	$897,669

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts)
	2014	2013	2012
Interest and dividend income:
Interest and fees on loans	$26,715	$25,164	$24,400
Due from banks interest bearing accounts	595	431	359
Investment securities:
Taxable	2,898	2,710	3,042
Non-taxable	354	397	413
Other earning assets	278	157	45
Total interest and dividend income	30,840	28,859	28,259
Interest expense:
Time deposits $100,000 and over	262	268	465
Other deposits	1,029	997	1,196
Other borrowings	—	—	141
Total interest expense	1,291	1,265	1,802
Net interest income	29,549	27,594	26,457
Provision for loan losses	1,800	1,200	3,276
Net interest income after provision
for loan losses	27,749	26,394	23,181
Other operating income:
Service charges on deposit accounts	2,245	2,466	2,698
Net gain on sale of available-for-sale securities	48	4	8
Net gain on sale of loans held-for-sale	589	1,213	2,337
Net gain on sale of other real estate owned	—	1	17
Other income	4,598	5,616	4,382
Total other operating income	7,480	9,300	9,442
Other operating expenses:
Salaries and employee benefits	15,718	16,802	15,606
Occupancy and equipment	2,913	3,068	2,839
Data processing	1,700	1,624	1,644
Stationery and supplies	315	361	355
Advertising	344	374	373
Directors fees	261	221	222
Other real estate owned expense and impairment	141	12	155
Loss on disposal of other equity investment	50	—	—
Other expense	5,127	4,994	5,060
Total other operating expenses	26,569	27,456	26,254
Income before provision for income tax	8,660	8,238	6,369
Provision for income tax	(2,790)	(2,854)	(1,723)
Net income	5,870	5,384	4,646
Preferred stock dividends	(129)	(677)	(1,139)
Net income available to common shareholders	$5,741	$4,707	$3,507
Basic income per share	$0.57	$0.47	$0.35
Diluted income per share	$0.56	$0.46	$0.35

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013 and 2012 (in thousands)
	2014	2013	2012
Net income	$5,870	$5,384	$4,646
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $912, ($1,646), and $722 for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively	1,371	(2,471)	1,081
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of ($19), ($2), and ($3) for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively	(29)	(2)	(5)
Officers’ retirement plan equity adjustments, net of tax effect of ($132), $125, and ($110) for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively	(198)	188	(166)
Directors’ retirement plan equity adjustments, net of tax effect of ($3), $25, and ($0) for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively	(5)	38	1
Total other comprehensive income (loss), net of tax effect of $758, ($1,498), and $609 for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively	1,139	(2,247)	911
Comprehensive income	$7,009	$3,137	$5,557

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2014, 2013 and 2012
(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Income/(Loss)	Total

Balance at December 31, 2011	22,847	$22,847	9,144,998	$62,751	$977	$864	$263	$87,702
Net income						4,646		4,646
Other comprehensive income, net of tax							911	911
1% stock dividend			91,052	451		(451)		—
Dividend on preferred stock						(1,139)		(1,139)
Cash in lieu of fractional shares						(3)		(3)
Stock-based compensation and related tax benefits				115				115
Common shares issued			36,618	93				93
Balance at December 31, 2012	22,847	$22,847	9,272,668	$63,410	$977	$3,917	$1,174	$92,325
Net income						5,384		5,384
Other comprehensive loss, net of tax							(2,247)	(2,247)
Redemption of preferred stock	(10,000)	(10,000)						(10,000)
2% stock dividend			185,291	1,047		(1,047)		—
Dividend on preferred stock						(677)		(677)
Cash in lieu of fractional shares			(159)			(4)		(4)
Stock-based compensation and related tax benefits				157				157
Tax deficiency related to expired, vested non-qualified stock options				(106)				(106)
Common shares issued			37,874	76				76
Balance at December 31, 2013	12,847	$12,847	9,495,674	$64,584	$977	$7,573	$(1,073)	$84,908
Net income						5,870		5,870
Other comprehensive income, net of tax							1,139	1,139
3% stock dividend			284,871	2,065		(2,065)		—
4% stock dividend declared in 2015			392,578	3,097		(3,097)		—
Dividend on preferred stock						(129)		(129)
Cash in lieu of fractional shares			(145)			(6)		(6)
Stock-based compensation and related tax benefits				185				185
Common shares issued			38,175	84				84
Restricted stock forfeited			(4,110)					—
Balance at December 31, 2014	12,847	$12,847	10,207,043	$70,015	$977	$8,146	$66	$92,051

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(in thousands)
	2014	2013	2012
Cash flows from operating activities:
Net income	$5,870	$5,384	$4,646
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	1,800	1,200	3,276
Stock plan accruals	185	157	115
Depreciation and amortization of bank premises and equipment	672	692	699
Accretion and amortization of securities, net	2,012	3,298	3,342
Net gain on sale/call of available-for-sale securities	(48)	(4)	(8)
Loss on disposal of other equity investments	50	—	—
Net gain on sale of loans held-for-sale	(589)	(1,213)	(2,337)
Net gain on sale of other real estate owned	—	(1)	(17)
Impairment on other real estate owned	48	10	71
Net gain on sale of bank premises and equipment	(48)	—	(4)
Provision for deferred income taxes	975	1,665	1,055
Valuation adjustment on mortgage servicing rights	—	(536)	189
Proceeds from sales of loans held-for-sale	28,648	66,910	90,729
Originations of loans held-for-sale	(27,453)	(62,401)	(90,119)
Decrease in deferred loan origination fees and costs, net	(126)	(426)	(577)
Decrease in interest receivable and other assets	(1,023)	482	2,692
Net (decrease) increase in interest payable and other liabilities	(531)	1,003	582
Net cash provided by operating activities	10,442	16,220	14,334
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	21,580	15,060	25,805
Proceeds from sales of available-for-sale securities	12,136	—	1,492
Principal repayments on available-for-sale securities	21,570	33,578	32,097
Purchase of available-for-sale securities	(32,972)	(44,831)	(85,183)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(267)	(110)	(532)
Net increase in loans	(33,835)	(66,635)	(12,552)
Purchases of bank premises and equipment, net	(532)	(271)	(480)
Proceeds from the sale of bank premises and equipment	48	—	—
Proceeds from sales of other real estate owned	414	513	2,402
Net cash used in investing activities	(11,858)	(62,696)	(36,951)
Cash flows from financing activities:
Net increase in deposits	53,265	72,976	51,853
Redemption of preferred stock	—	(10,000)	—
Decrease in FHLB advances and other borrowings	—	—	(7,000)
Dividends on preferred stock	(129)	(677)	(1,139)
Cash dividends paid in lieu of fractional shares	(6)	(4)	(3)
Common stock issued	84	76	93
Net cash provided by financing activities	53,214	62,371	43,804
Net increase in cash and cash equivalents	51,798	15,895	21,187
Cash and cash equivalents at beginning of year	177,254	161,359	140,172
Cash and cash equivalents at end of year	$229,052	$177,254	$161,359

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012 (in thousands, except shares and share amounts)

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

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term.  Management believes that the allowance for loan losses is adequate at December 31, 2014.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

The Bank held other real estate owned (“OREO”), net of valuation allowance, in the amount of $736 and $0 as of December 31, 2014 and 2013, respectively.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2014, 2013, and 2012 for cash proceeds equal to the fair value of the loans.

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
	2014	2013	2012

Constant prepayment rate	12.12%	9.09%	25.58%
Discount rate	10.06%	10.05%	11.05%
Weighted average life (years)	6.25	7.05	3.41

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

The Company accounts for stock-based payment transactions whereby the Company receives employee services in exchange for equity instruments, including stock options and restricted stock.  The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over their requisite service period (generally the vesting period).  The fair value of options granted is determined on the date of the grant using a Black-Sholes-Merton pricing model using various assumptions.  The grant date fair value of restricted stock is determined by the closing market price of the day prior to the grant date.  The Company issues new shares of common stock upon the exercise of stock options.  See Note 14 of Notes to Consolidated Financial Statements (page 98).

(m)	Earnings Per Share (“EPS”)

Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted shares.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  The number of potential common shares included in annual diluted EPS is a year to date average of the number of potential common shares included in each quarter’s diluted EPS computation under the treasury stock method.  The calculation of weighted average shares includes two classes of the Company’s outstanding common stock:  common stock and restricted stock awards.  Holders of restricted stock also receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  See Note 11 of Notes to Consolidated Financial Statements (page 96).

(n)	Advertising costs

Advertising costs were $344, $374, and $373 for the years ended December 31, 2014, 2013, and 2012, respectively.  Advertising costs are expensed as incurred.

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

  (q)        Stock Dividend

On January 23, 2014, the Company announced that its Board of Directors had declared a 3% stock dividend which resulted in 284,871 shares, which was paid on March 31, 2014 to shareholders of record as of February 28, 2014.  On January 22, 2015, the Company announced that its Board of Directors had declared a 4% stock dividend which will result in an estimate of 392,578 shares, which will be paid on March 31, 2015 to shareholders of record as of February 27, 2015.  Company announced that its Board of Directors had declared a 4% stock dividend which will result in an estimate of 392,578 shares, which will be paid on March 31, 2015 to shareholders of record as of February 27, 2015.

The earnings per share data for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 22, 2015.  December 31, 2014 figures included in the Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders’ Equity have been adjusted to reflect the estimated impact of the 2015 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, Common stock balance and Retained earnings balance.  The December 31, 2013, 2012 and 2011 balances included in the Consolidated Balance Sheets and Statement of Changes in Stockholders’ Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

  (r)        Impact of Recently Issued Accounting Standards

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

(s)	Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2014 and 2013.  The Bank has met its average reserve requirements during 2014 and 2013 and the minimum required balance at December 31, 2014 and 2013.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2014 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
Securities of U.S. government agencies and corporations	$28,787	$17	$(375)	$28,429
Obligations of states and political subdivisions	20,236	579	(52)	20,763
Collateralized mortgage obligations	12,541	37	(25)	12,553
Mortgage-backed securities	88,491	1,144	(154)	89,481

Total debt securities	$150,055	$1,777	$(606)	$151,226

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

Gross realized gains from sales and calls of available-for-sale securities were $293, $4, and $20 for the years ended December 31, 2014, 2013, and 2012, respectively.  Gross realized losses from sales of available-for-sale securities were $245, $0, and $12 for the years ended December 31, 2014, 2013, and 2012, respectively.  Gross realized losses from other equity securities was $50, $0 and $0 for the years ended December 31, 2014, 2013, and 2012, respectively

The amortized cost and estimated fair value of debt and other securities at December 31, 2014, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Due in one year or less	$1,164	$1,168
Due after one year through five years	126,172	126,918
Due after five years through ten years	20,783	21,070
Due after ten years	1,936	2,070

	$150,055	$151,226

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $95,715 as of December 31, 2014.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2014, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$1,474	$(4)	$21,729	$(371)	$23,203	$(375)
Obligations of states and political subdivisions	1,927	(28)	1,530	(24)	3,457	(52)
Collateralized mortgage obligations	2,881	(25)	—	—	2,881	(25)
Mortgage-backed securities	9,786	(55)	9,128	(99)	18,914	(154)

Total	$16,068	$(112)	$32,387	$(494)	$48,455	$(606)

No decline in value was considered “other-than-temporary” during 2014.  Fourteen securities, all considered investment grade, which had a fair value of $16,068 and a total unrealized loss of $112 have been in an unrealized loss position for less than twelve months as of December 31, 2014.  Twenty five securities, all considered investment grade, which had a fair value of $32,387 and a total unrealized loss of $494 have been in an unrealized loss position for more than twelve months as of December 31, 2014.  The declines in market value were primarily attributable to changes in interest rates.  As the Company does not intend to sell the securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2013, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	$46,654	$(1,283)	$—	$—	$46,654	(1,283)
Collateralized mortgage obligations	11,871	(550)	—	—	11,871	(550)
Mortgage-backed securities	19,155	(243)	6,932	(169)	26,087	(412)

Total	$77,680	$(2,076)	$6,932	$(169)	$84,612	$(2,245)

Investment securities carried at $27,868 and $28,773 at December 31, 2014 and 2013, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, by loan class, at December 31, is as follows:

	2014	2013

Commercial	$120,751	$110,644
Commercial Real Estate	256,955	235,296
Agriculture	61,144	51,730
Residential Mortgage	50,511	52,809
Residential Construction	5,963	10,444
Consumer	49,911	54,079

	545,235	515,002
Allowance for loan losses	(8,583)	(9,353)
Net deferred origination fees and costs	1,327	1,201

Loans, net	$537,979	$506,850

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.

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

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as adverse weather conditions such as the recent drought conditions in California.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.

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

Construction loans, whether owner occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.

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

Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Collateral valuations are obtained at origination of the credit and periodically thereafter (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

As of December 31, 2014, approximately 47% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of loans secured by commercial properties and construction and land development loans.  Approximately 9% in principal amount of the Company’s loans were residential mortgage loans.  Approximately 1% in principal amount of the Company’s loans were residential construction loans.  Approximately 11% in principal amount of the Company’s loans were for agriculture and 22% in principal amount of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 10% in principal amount of the Company’s loans were consumer loans.

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

At December 31, 2014 and December 31, 2013, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, at December 31, are as follows:

	2014	2013

Commercial	$2,151	$2,609
Commercial Real Estate	672	2,607
Agriculture	—	1,590
Residential Mortgage	1,691	2,166
Residential Construction	71	93
Consumer	652	505

	$5,237	$9,570

Non-accrual loans amounted to $5,237 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691, two residential construction loans totaling $71, five commercial real estate loans totaling $672, seven commercial loans totaling $2,151 and five consumer loans totaling $652.  Non-accrual loans amounted to $9,570 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166, two residential construction loans totaling $93, nine commercial real estate loans totaling $2,607, three agricultural loans totaling $1,590, nine commercial loans totaling $2,609 and five consumer loans totaling $505.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to estimated net realizable value of the underlying collateral.

An aging analysis of past due loans, segregated by loan class, as of December 31, 2014 and December 31, 2013 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
December 31, 2014
Commercial	$—	$—	$82	$82	$120,669	$120,751
Commercial Real Estate	—	—	239	239	256,716	256,955
Agriculture	—	—	—	—	61,144	61,144
Residential Mortgage	1,172	—	457	1,629	48,882	50,511
Residential Construction	—	—	—	—	5,963	5,963
Consumer	2	1	472	475	49,436	49,911
Total	$1,174	$1	$1,250	$2,425	$542,810	$545,235

December 31, 2013
Commercial	$200	$96	$269	$565	$110,079	$110,644
Commercial Real Estate	49	341	531	921	234,375	235,296
Agriculture	—	—	—	—	51,730	51,730
Residential Mortgage	207	—	99	306	52,503	52,809
Residential Construction	40	8	—	48	10,396	10,444
Consumer	26	—	23	49	54,030	54,079
Total	$522	$445	$922	$1,889	$513,113	$515,002

The Company had no loans 90 days past due and still accruing at December 31, 2014 and 2013.  Included in the aging loan category labeled “current” are non-accrual loans that were not delinquent with respect to contractual principal and interest payments as of December 31, 2014 or 2013.  These loans are categorized as non-accrual loans and are not accruing interest as of December 31, 2014 and 2013.  Non-accrual loans outstanding at December 31, 2014 and 2013 are disclosed in the table above.

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

Impaired loans, segregated by loan class, as of December 31, 2014 and December 31, 2013 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2014
Commercial	$2,803	$2,147	$531	$2,678	$39
Commercial Real Estate	990	672	304	976	45
Agriculture	—	—	—	—	—
Residential Mortgage	5,666	1,691	2,956	4,647	646
Residential Construction	1,065	71	826	897	107
Consumer	1,506	780	726	1,506	23
Total	$12,030	$5,361	$5,343	$10,704	$860

December 31, 2013
Commercial	$5,794	$5,010	$656	$5,666	$83
Commercial Real Estate	3,746	2,607	1,122	3,729	63
Agriculture	1,878	1,591	—	1,591	—
Residential Mortgage	6,524	2,166	3,409	5,575	701
Residential Construction	1,115	94	849	943	254
Consumer	1,621	563	690	1,253	24
Total	$20,678	$12,031	$6,726	$18,757	$1,125

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the years ended December 31, 2014, 2013, and 2012 was as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,292	$53	$3,937	$38	$3,639	$44
Commercial Real Estate	2,632	291	3,351	85	4,438	113
Agriculture	257	75	398	—	737	35
Residential Mortgage	5,157	124	5,455	136	4,312	107
Residential Construction	914	38	989	42	1,166	52
Consumer	1,545	54	1,005	39	1,003	38
Total	$13,797	$635	$15,135	$340	$15,295	$389

None of the interest on impaired loans was recognized using a cash basis of accounting for the years ended December 31, 2014, 2013, and 2012.

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

The Company had $6,712 and $9,929 in TDR loans as of December 31, 2014 and December 31, 2013, respectively.  Specific reserves for TDR loans totaled $860 and $1,096 as of December 31, 2014 and December 31, 2013, respectively.  TDR loans performing in compliance with modified terms totaled $5,467 and $6,750 as of December 31, 2014 and December 31, 2013, respectively.  There are no commitments to advance more funds on existing TDR loans as of December 31, 2014.

Loans modified as troubled debt restructurings during the year ended December 31, 2014, 2013, and 2012 were as follows:

	Year Ended December 31, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$151	$151
Residential Mortgage	1	102	102
Consumer	2	498	498
Total	5	$751	$751

	Year Ended December 31, 2013
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$393	$393
Residential Mortgage	1	568	377
Consumer	5	388	388
Total	8	$1,349	$1,158

	Year Ended December 31, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	5	$470	$470
Consumer	7	633	633
Total	12	$1,103	$1,103

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There was one consumer loan with a recorded investment of $49 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the year ended December 31, 2014.  There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2013.

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

The following table presents the risk ratings by loan class as of December 31, 2014 and December 31, 2013.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Commercial	$112,751	$3,255	$4,745	$—	$—	$120,751
Commercial Real Estate	240,808	10,607	5,540	—	—	256,955
Agriculture	61,144	—	—	—	—	61,144
Residential Mortgage	46,043	997	3,471	—	—	50,511
Residential Construction	5,386	467	110	—	—	5,963
Consumer	46,234	944	2,733	—	—	49,911
Total	$512,366	$16,270	$16,599	$—	$—	$545,235

December 31, 2013
Commercial	$98,755	$2,762	$9,127	$—	$—	$110,644
Commercial Real Estate	218,884	5,978	10,434	—	—	235,296
Agriculture	50,139	—	1,591	—	—	51,730
Residential Mortgage	48,519	539	3,751	—	—	52,809
Residential Construction	7,823	1,167	1,454	—	—	10,444
Consumer	48,903	2,585	2,591	—	—	54,079
Total	$473,023	$13,031	$28,948	$—	$—	$515,002

Allowance for Loan Losses
The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2014, 2013 and 2012.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for loan losses	2,612	(396)	23	36	(366)	149	(258)	1,800

Charge-offs	(2,288)	(69)	—	(71)	—	(393)	—	(2,821)
Recoveries	58	—	—	—	86	107	—	251
Net charge-offs	(2,230)	(69)	—	(71)	86	(286)	—	(2,570)
Ending Balance	3,581	1,825	580	1,181	161	886	369	8,583
Period-end amount allocated to:
Loans individually evaluated for impairment	39	45	—	646	107	23	—	860
Loans collectively evaluated for impairment	3,542	1,780	580	535	54	863	369	7,723
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554
Provision for loan losses	91	533	(360)	244	(201)	301	592	1,200

Charge-offs	(168)	(17)	(1)	(333)	(127)	(572)	—	(1,218)
Recoveries	377	51	3	157	45	184	—	817
Net charge-offs	209	34	2	(176)	(82)	(388)	—	(401)
Ending Balance	3,199	2,290	557	1,216	441	1,023	627	9,353
Period-end amount allocated to:
Loans individually evaluated for impairment	83	63	—	701	254	24	—	1,125
Loans collectively evaluated for impairment	3,116	2,227	557	515	187	999	627	8,228
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2011	$3,598	$1,747	$1,934	$1,135	$1,198	$796	$—	$10,408
Provision for loan losses	2,493	351	(907)	877	(648)	1,075	35	3,276

Charge-offs	(3,498)	(375)	(116)	(864)	(167)	(875)	—	(5,895)
Recoveries	306	—	4	—	341	114	—	765
Net charge-offs	(3,192)	(375)	(112)	(864)	174	(761)	—	(5,130)
Ending Balance	2,899	1,723	915	1,148	724	1,110	35	8,554
Period-end amount allocated to:
Loans individually evaluated for impairment	95	26	—	417	433	101	—	1,072
Loans collectively evaluated for impairment	2,804	1,697	915	731	291	1,009	35	7,482
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554

The Company’s investment in loans as of December 31, 2014, 2013, and 2012 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2014
Loans individually evaluated for impairment	$2,678	$976	$—	$4,647	$897	$1,506	$10,704
Loans collectively evaluated for impairment	118,073	255,979	61,144	45,864	5,066	48,405	534,531
Ending Balance	$120,751	$256,955	$61,144	$50,511	$5,963	$49,911	$545,235

December 31, 2013
Loans individually evaluated for impairment	$5,666	$3,729	$1,591	$5,575	$943	$1,253	$18,757
Loans collectively evaluated for impairment	104,978	231,567	50,139	47,234	9,501	52,826	496,245
Ending Balance	$110,644	$235,296	$51,730	$52,809	$10,444	$54,079	$515,002
December 31, 2012
Loans individually evaluated for impairment	$3,288	$3,042	$—	$4,823	$1,097	$1,131	$13,381
Loans collectively evaluated for impairment	85,522	185,384	52,747	46,443	6,489	58,262	434,847
Ending Balance	$88,810	$188,426	$52,747	$51,266	$7,586	$59,393	$448,228

(5)	Mortgage Operations

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

The Company had $491 and $1,263 of mortgage loans held-for-sale at December 31, 2014 and December 31, 2013, respectively.  At December 31, 2014 and December 31, 2013, the Company serviced real estate mortgage loans for others totaling $238,974 and $243,299, respectively.

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	December 31, 2013	Additions	Reductions	December 31, 2014

Mortgage servicing rights	$1,968	$244	$(350)	$1,862
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,968	$244	$(350)	$1,862

	December 31, 2012	Additions	Reductions	December 31, 2013

Mortgage servicing rights	$1,760	$625	$(417)	$1,968
Valuation allowance	(536)	—	536	—
Mortgage servicing rights, net of valuation allowance	$1,224	$625	$119	$1,968

	December 31, 2011	Additions	Reductions	December 31, 2012

Mortgage servicing rights	$1,636	$667	$(543)	$1,760
Valuation allowance	(347)	(189)	—	(536)
Mortgage servicing rights, net of valuation allowance	$1,289	$478	$(543)	$1,224

The Company received contractually specified servicing fees of $606, $617, and $562 for the years ended December 31, 2014, 2013, and 2012, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

(6)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2014	2013

Land	$3,003	$3,003
Buildings	6,109	6,042
Furniture and equipment	11,023	11,425
Leasehold improvements	2,026	1,945

	22,161	22,415
Less accumulated depreciation and amortization	14,883	14,997

	$7,278	$7,418

Depreciation and amortization expense, included in occupancy and equipment expense, was $672, $692, and $699 for the years ended December 31, 2014, 2013, and 2012, respectively.

(7)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2014	2013

Interest receivable	$2,650	$2,636
Software, net of amortization	107	72
Officer’s Life Insurance	14,437	13,984
Investment in Limited Partnerships	719	1,094
Deferred tax assets, net (see Note 10)	4,414	6,149
Prepaid and other	4,861	3,963

	$27,188	$27,898

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, was $66, $118, and $142 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At December 31, 2014 there were no loans held-for-sale that required a write-down.

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

At December 31, 2014, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Loan Servicing Rights

Loan servicing rights are subject to impairment testing.  The Company utilizes a third party service provider to calculate the fair value of the Company’s loan servicing rights.  Loan servicing rights are measured at fair value as of the date of sale.  The Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the loan servicing rights, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  At December 31, 2014, the discount rate and constant prepayment rate used in measuring the fair value of the Company’s loan servicing rights was 10.06% and 12.12%, respectively.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

December 31, 2014	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$28,429	—	$28,429	—
Obligations of states and
political subdivisions	20,763	—	20,763	—
Collateralized mortgage obligations	12,553	—	12,553	—
Mortgage-backed securities	89,481	—	89,481	—

Total investments at fair value	$151,226	$—	$151,226	$—

December 31, 2013	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$52,685	$—	$52,685	$—
Obligations of states and
political subdivisions	27,387	—	27,387	—
Collateralized mortgage obligations	5,405	—	5,405	—
Mortgage-backed securities	87,792	—	87,792	—

Total investments at fair value	$173,269	$—	$173,269	$—

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2014 and 2013.

December 31, 2014	Total	Level 1	Level 2	Level 3
Impaired loans	$568	$—	$—	$568
Other real estate owned	736	—	—	736

Total assets at fair value	$1,304	$—	$—	$1,304

December 31, 2013	Total	Level 1	Level 2	Level 3
Impaired loans	$1,095	$—	$—	$1,095
Loan servicing rights	1,968	—	—	1,968

Total assets at fair value	$3,063	$—	$—	$3,063

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of December 31, 2014 and 2013 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation and discounted cash flows	External appraised values, management assumptions regarding market trends or other relevant factors; selling costs ranging 6% to 7%.
Other real estate owned	Collateral	External appraised values, management assumptions regarding market trends or other relevant factors; selling costs ranging 6% to 11%.
Loan servicing rights	Discounted cash flows
Present value of expected future cash flows is estimated using a discount rate factor of 10.06% and 10.05% as of December 31, 2014 and December 31, 2013, respectively.  A constant prepayment rate of 12.12% and 9.09% as of December 31, 2014 and December 31, 2013, respectively, was utilized.

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

The SERP benefit is calculated using 3-year average salary plus 7-year average bonus (average compensation).  For each year of service, the benefit formula credits 2% of average compensation (2.5% for the Chief Executive Officer) up to a maximum of 50%.  Therefore, for an executive serving 25 years (20 for the CEO), the target benefit is 50% of average compensation.

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2014	2013	2012

Change in benefit obligation
Benefit obligation at beginning of year	$3,515	$3,590	$3,132
Service cost	150	170	146
Interest cost	154	117	124
Plan loss (gain)	433	(186)	364
Benefits Paid	(176)	(176)	(176)
Benefit obligation at end of year	4,076	3,515	3,590

Change in plan assets
Employer Contribution	176	176	176
Benefits Paid	(176)	(176)	(176)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(4,076)	$(3,515)	$(3,590)
Unrecognized net plan loss	877	459	683
Unrecognized prior service cost	252	340	429
Net amount recognized	$(2,947)	$(2,716)	$(2,478)

Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability	$(4,076)	$(3,515)	$(3,590)
Accumulated other comprehensive income	1,129	799	1,112
Net amount recognized	$(2,947)	$(2,716)	$(2,478)

	For the Year Ended December 31,
	2014	2013	2012

Components of net periodic benefit cost
Service cost	$150	$170	$146
Interest cost	154	117	124
Amortization of prior service cost	88	88	88
Recognized actuarial loss	14	38	—
Net periodic benefit cost	406	413	358
Additional amounts recognized	—	—	—
Total benefit cost	$406	$413	$358

Additional Information
Minimum benefit obligation at year end	$4,076	$3,515	$3,590
Increase (decrease) in minimum liability included in other comprehensive income	$330	$(313)	$276

Assumptions used to determine benefit obligations at December 31	2014	2013	2012

Discount rate used to determine net periodic benefit cost for years ended December 31	4.30%	3.20%	3.90%

Discount rate used to determine benefit obligations at December 31	3.50%	4.30%	3.20%

Future salary increases	4.00%	4.00%	4.00%

Plan Assets

The Bank informally funds the liabilities of the Salary Continuation Plan through life insurance purchased on the lives of plan participants.  This informal funding does not meet the definition of “plan assets” under pension accounting standards.  Therefore, assets held for this purpose are not disclosed as part of the Salary Continuation Plan.

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $176 in benefit payments during fiscal 2014. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2015	$226
2016	281
2017	272
2018	272
2019	272
2020-2024	1,543

Disclosure of settlements and curtailments:

There were no events during fiscal 2014 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2014	2013	2012

Change in benefit obligation
Benefit obligation at beginning of year	$715	$743	$701
Service cost	16	25	24
Interest cost	30	24	27
Plan loss (gain)	6	(62)	(1)
Benefits paid	(15)	(15)	(8)
Benefit obligation at end of year	$752	$715	$743

Change in plan assets
Employer contribution	$15	$15	$8
Benefits paid	(15)	(15)	(8)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(752)	$(715)	$(743)
Unrecognized net plan loss	(67)	(75)	(12)
Net amount recognized	$(819)	$(790)	$(755)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(752)	$(715)	$(743)
Accumulated other comprehensive income	(67)	(75)	(12)
Net amount recognized	$(819)	$(790)	$(755)

	For the Year Ended December 31,
	2014	2013	2012

Components of net periodic benefit cost
Service cost	$16	$25	$24
Interest cost	30	24	27
Recognized actuarial gain	(2)	—	—
Net periodic benefit cost	44	49	51
Additional amounts recognized	—	—	—
Total benefit cost	$44	$49	$51

Additional Information
Minimum benefit obligation at year end	$752	$715	$743
Increase (decrease)in minimum liability included in other comprehensive loss	$8	$(63)	$(1)

Assumptions used to determine benefit obligations at December 31	2014	2013	2012

Discount rate used to determine net periodic benefit cost for years ended December 31	4.10%	3.20%	3.80%

Discount rate used to determine benefit obligations at December 31	4.00%	4.10%	3.20%

Plan Assets

The Bank informally funds the liabilities of the Directors’ Retirement Plan through life insurance purchased on the lives of plan participants.  This informal funding does not meet the definition of “plan assets” under pension accounting standards.  Therefore, assets held for this purpose are not disclosed as part of the Directors’ Retirement Plan.

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $15 in benefit payments during fiscal 2014. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits

2015	$16
2016	30
2017	44
2018	55
2019	60
2020-2024	361

Disclosure of settlements and curtailments:

There were no events during fiscal 2014 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan, (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2014 and 2013 totaled $2,289 and $2,225, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan during the years ended December 31, 2014 and 2013 totaled $30 and $35, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2014, 2013, and 2012 totaled $30, $35, and $45, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2014 and 2013 totaled $124 and $120, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan during the years ended December 31, 2014 and 2013 totaled $1 and $1, respectively.  The expenses for the 2001 Director Deferral Plan for the years ended December 31, 2014, 2013, and 2012 totaled $1, $1, and $1, respectively.

(10)	Income Taxes

The provision for income tax expense consists of the following for the years ended December 31:

	2014	2013	2012
Current:
Federal	$1,254	$1,145	$666
State	561	44	2

	1,815	1,189	668
Deferred:
Federal	674	1,243	472
State	301	422	583

	975	1,665	1,055

	$2,790	$2,854	$1,723

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 consist of:

	2014	2013
Deferred tax assets:
Allowance for loan losses	$3,858	$4,176
Deferred compensation	243	316
Retirement compensation	1,525	1,423
Stock option compensation	264	252
Post retirement benefits	425	290
Current state franchise taxes	186	15
Non-accrual interest	230	141
Net operating loss	—	63
Tax credit carryovers	937	1,720
Investment securities unrealized loss	—	426
Other	32	19

Deferred tax assets	7,700	8,841

Deferred tax liabilities:
Fixed assets depreciation	1,364	1,291
FHLB dividends	260	260
Tax credit – loss on pass-through	155	223
Deferred loan costs	1,038	918
Investment securities unrealized gain	469	—

Total deferred tax liabilities	3,286	2,692

Net deferred tax assets (see Note 7)	$4,414	$6,149

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2014, the Company had no state net operating loss carry forwards and $937 of federal tax credit carry forwards expiring on various dates ranging from 2028 through 2034.
A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2014	2013	2012

Income tax expense at statutory rates	$2,944	$2,801	$2,166
Reduction for tax exempt interest	(165)	(191)	(166)
State franchise tax, net of federal benefit	569	457	408
Cash surrender value of life insurance	(154)	(154)	(155)
Solar credit amortization	(179)	(201)	(359)
Other	(225)	142	(171)

	$2,790	$2,854	$1,723

Accounting for Uncertainty in Income Taxes

The Company had unrecognized tax benefits of $12 for the years ended December 31, 2014 and December 31, 2013.  The Company did not recognize a change in unrecognized tax benefits during 2014.  The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2015.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2014, unrecognized interest and penalties were $1.  The tax years ended December 31, 2013, 2012, 2011, and 2010 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2013, 2012, 2011, and 2010 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

(11)	Outstanding Shares and Earnings Per Share

 All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 22, 2015, payable March 31, 2015 to shareholders of record as of February 27, 2015.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	(in thousands, except per share amounts)
	2014	2013	2012
Basic earnings per share:

Net income	$5,870	$5,384	$4,646
Preferred stock dividend	(129)	(677)	(1,139)
Net income available to common shareholders	$5,741	$4,707	$3,507

Weighted average common shares outstanding	10,117,006	10,088,802	10,060,724

Basic earnings per share	$0.57	$0.47	$0.35

Diluted earnings per share:

Net income	$5,870	$5,384	$4,646
Preferred stock dividend	(129)	(677)	(1,139)
Net income available to common shareholders	$5,741	$4,707	$3,507
Net (loss) income available to common shareholders
Weighted average common shares outstanding	10,117,006	10,088,802	10,060,724

Effect of dilutive shares	52,830	38,543	27,454

Adjusted weighted average common shares outstanding	10,169,836	10,127,345	10,088,178

Diluted earnings per share	$0.56	$0.46	$0.35

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 234,410 shares, 325,379 shares, and 380,351 shares for the years ended December 31, 2014, 2013, and 2012, respectively.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 6,137 shares, 2,154 shares, and 0 shares for the years ended December 31, 2014, 2013, and 2012, respectively.

(12)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $6,767, $7,886 and $6,471 at December 31, 2014, 2013, and 2012, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2014	2013	2012

Outstanding balance, beginning of year	$2,250	$2,086	$2,331
Credit granted	3,651	3,956	4,025
Repayments / Reductions	(3,537)	(3,792)	(4,270)

Outstanding balance, end of year	$2,364	$2,250	$2,086

(13)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $877, $1,004 and $502 in 2014, 2013, and 2012, respectively.

(14)	Stock Compensation Plans

As of December 31, 2014, the Company has the following share-based compensation plans:

The Company has one fixed stock option plan. Under the 2006 Stock Incentive Plan, the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 25,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the Plan, no outside director can receive option grants, stock appreciation rights, restricted stock, or stock units in excess of 3,000 total shares in any calendar year.  There are 982,926 shares authorized under the plan.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 22, 2015, payable March 31, 2015 to shareholders of record as of February 27, 2015.  The plan will terminate March 15, 2016.  The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings, or duration of the option.  Generally, option grants vest at a rate of 25% per year after the first anniversary of the date of grant and restricted stock awards vest at a rate of 100% after four years.  Options are granted with an exercise price of the fair value of the related common stock on the date of grant.

Stock option activity for the Company’s Stock Incentive Plan during the year ended December 31, 2014 is as follows:

	Stock Options
	Number of shares	Weighted average exercise price

Balance at December 31, 2013	382,904	$11.06
Granted	19,726	6.99
Exercised	—	—
Cancelled	—	—
Expired	(89,114)	8.53

Balance at December 31, 2014	313,516	$11.53

All number of shares and weighted average exercise price amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 22, 2015, payable March 31, 2015 to shareholders of record as of February 27, 2015.

The 2006 Stock Incentive Plan permits stock-for-stock exercises of shares.  During 2014, employees tendered no mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

The following table presents information on stock options for the year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options exercised	—	$—	$—

Stock options outstanding and expected to vest:	313,516	$11.53	$268	2.95

Stock options vested and currently exercisable:	263,396	$12.60	$179	1.95

The weighted average grant date fair value per share of options granted during the years ended December 31 was $2.91 in 2014, $2.56 in 2013, and $2.19 in 2012.  All weighted average grant date fair value per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 22, 2015, payable March 31, 2015 to shareholders of record as of February 27, 2015.

At December 31, 2014, the range of exercise prices for all outstanding options ranged from $3.85 to $21.48.  The range of exercise prices have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 22, 2015, payable March 31, 2015 to shareholders of record as of February 27, 2015.

As of December 31, 2014, there was $89 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

For the years ended December 31, 2014, 2013, and 2012 there was $48, $39, and $29, respectively of recognized compensation related to stock options.

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

The Company expenses the fair value of the option on a straight line basis over the vesting period.  The Company estimates forfeitures and only recognizes expense for those shares that actually vest.

    The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2014	2013	2012
Risk-Free Interest Rate	1.53%	0.86%	0.87%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	45.93%	54.36%	53.06%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2014:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value

Balance at December 31, 2013	64,003	$4.68
Granted	25,886	6.99
Vested	(11,636)	3.85
Cancelled/Forfeited	(4,399)	4.55

Balance at December 31, 2014	73,854	$5.63

All number of shares and weighted average grant date fair value amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 22, 2015, payable March 31, 2015 to shareholders of record as of February 27, 2015.

The aggregate intrinsic value of restricted stock awards vested in calendar year 2014, 2013, and 2012 was $79, $50, and $59, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $6.99 in 2014, $5.48 in 2013, and $4.56 in 2012.  All weighted average grant date fair value per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 22, 2015, payable March 31, 2015 to shareholders of record as of February 27, 2015.

As of December 31, 2014, there was $209 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

For the year ended December 31, 2014, 2013, and 2012 there was $112, $73, and $58, respectively of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

Under the First Northern Community Bancorp 2006 Amended Employee Stock Purchase Plan (“Plan”), the Company is authorized to issue to an eligible employee shares of common stock.  There are 322,385 shares (adjusted for the 4% stock dividend declared on January 22, 2015, payable March 31, 2015 to shareholders of record as of February  27, 2015) authorized under the Plan.  The Plan will terminate March 15, 2016.  The Plan is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period.  Approximately 49 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2014 and will end November 23, 2015.

Under the Plan, at the annual stock purchase date of November 23, 2014, there were $83 in contributions, and 14,009 shares were purchased at an average price of $5.96.  For the year ended December 31, 2014, 2013, and 2012 there was $25, $45, and $28, respectively of recognized compensation related to ESPP issuances.  Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

(15)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings from the U.S. Treasury and no Federal Funds purchased at December 31, 2014 and December 31, 2013.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2014, the Company had a current collateral borrowing capacity with the FHLB of $212,916.  The Company also has unsecured formal lines of credit totaling $57,000 with correspondent banks.

The Company had no long-term borrowings at December 31, 2014 and 2013.  Average outstanding balances of long-term borrowings consisting of FHLB advances were $0, during 2014 and 2013.  The weighted average interest rate paid was 0% in 2014 and 2013.

(16)	Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,048, $1,194, and $1,111 for the years ended December 31, 2014, 2013, and 2012, respectively.  At December 31, 2014, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2015	$818
2016	410
2017	353
2018	291
2019	220
Thereafter	784

$2,876

At December 31, 2014, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2015	$72,294
2016	7,049
2017	4,711
2018	1,572
2019	367
Thereafter	180

$86,173

The Company is subject to various legal proceedings in the normal course of its business.  In the opinion of management, after having consulted with legal counsel, the outcome of the pending legal proceedings should not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2014	2013

Undisbursed loan commitments	$171,019	$172,563
Standby letters of credit	2,099	2,489
Commitments to sell loans	1,230	3,209

	$174,348	$178,261

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2014, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2014, there was $2,099 issued in performance standby letters of credit and the Bank carried no liability.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793 at December 31, 2014, which is recorded in “interest payable and other liabilities” on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2014, the Company has no off-balance sheet derivatives requiring additional disclosure.

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

(18)	Capital Adequacy and Restriction on Dividends

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below).

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

Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.  As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth above. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I Leverage, Tier I risk-based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2014 and 2013, respectively, as set forth in the following tables (calculated in accordance with the U.S. Basel I capital rules):

	The Company
					Adequately
	2014		2013		Capitalized
	Capital	Ratio	Capital	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$91,799	9.4%	$85,316	9.6%	4.0%
Tier 1 Capital (to Risk-Weighted Assets)	91,799	15.7%	85,316	15.3%	4.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	99,137	17.0%	92,308	16.6%	8.0%

	The Bank
					Adequately	Well
	2014		2013		Capitalized	Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio

Tier 1 Leverage Capital (to Average Assets)	$87,903	9.0%	$81,478	9.1%	4.0%	5.0%
Tier 1 Capital (to Risk-Weighted Assets)	87,903	15.0%	81,478	14.7%	4.0%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	95,241	16.3%	88,470	15.9%	8.0%	10.0%

Cash dividends declared by the Bank are restricted under California State banking laws to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period.

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013, that substantially amend the existing capital rules for banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

Under the new capital rules, the Company will be required to meet certain minimum capital requirements that differ from current capital requirements. The rules implement a new capital ratio of common equity Tier 1 capital to risk-weighted assets. Common equity Tier 1 capital generally consists of retained earnings and common stock (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”), except to the extent that the Company exercises a one-time irrevocable option to exclude certain components of AOCI as of March 31, 2015. The Company will also be required to establish a “conservation buffer,” consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets to be phased in by 2019. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

The prompt corrective action rules are modified to include the common equity Tier 1 capital ratio and to increase the Tier 1 capital ratio requirements for the various thresholds. For example, the requirements for the Company to be considered well-capitalized under the rules will be a 5.0% leverage ratio, a 6.5% common equity Tier 1capital ratio, an 8.0% Tier 1 capital ratio, and a 10.0% total capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0%, and 8.0%, respectively.

The rules modify the manner in which certain capital elements are determined. The rules make changes to the methods of calculating the risk-weighting of certain assets, which in turn affects the calculation of the risk-weighted capital ratios. Higher risk weights are assigned to various categories of assets, including commercial real estate loans, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are nonaccrual, securitization exposures, and in certain cases mortgage servicing rights and deferred tax assets.

The Company is required to comply with the new capital rules on January 1, 2015, with a measurement date of March 31, 2015. The conservation buffer will be phased-in beginning in 2016, and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods.

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

The estimated fair values of the Company’s financial instruments for the years ended December 31 are approximately as follows:

		2014		2013
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$229,052	$229,052	$177,254	$177,254
Other equity securities	2	3,934	3,934	3,717	3,717
Loans receivable:
Net loans	3	537,979	535,018	506,850	503,605
Loans held-for-sale	2	491	509	1,263	1,290
Interest receivable	2	2,650	2,650	2,636	2,636
Mortgage servicing rights	3	1,862	2,068	1,968	2,326
Financial liabilities:
Deposits	3	857,052	837,150	803,787	789,841
Interest payable	2	70	70	71	71

(20)  Preferred Stock

On September 15, 2011, the Company issued to the U.S. Treasury under the United States Department of Treasury Small Business Lending Fund (SBLF) 22,847 shares of the Company’s Non-Cumulative Perpetual Preferred Stock, Series A (SBLF Shares), having a liquidation preference per share equal to $1, for an aggregate purchase price of $22,847.

On September 15, 2011, the Company redeemed from the U.S. Treasury, using the partial proceeds from the issuance of the SBLF Shares, all 17,390 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $17,390, plus accrued but unpaid dividends at the date of redemption.

On February 8, 2013, the Company redeemed $10,000 of the $22,847 in preferred stock it issued to the U.S. Treasury under the SBLF program.

(21)  Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:
	2014	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,292	$1,288	$1,842

Income taxes	$2,137	$1,816	$1,774

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend distributed	$2,065	$1,047	$451

Fair value adjustment of securities available for sale, net of tax of $893, ($1,648), and $719 for the years ended December 31, 2014, 2013, and 2012, respectively	$1,342	$(2,473)	$1,076
Loans held-for-investment transferred to other real estate owned	$1,198	$—	$2,193
Loans held-for-sales transferred to loans held-for investment	$166	$—	$—
Financed sale of other real estate owned	$—	$(540)	$—
Tax deficiency related to expired, vested non-qualified stock options	$—	$(106)	$—

(22)  Accumulated Other Comprehensive Income

The following table details activity in accumulated other comprehensive income for the year ended December 31, 2014.

	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)
Current period other comprehensive income	1,342	(198)	(5)	1,139
Balance as of December 31, 2014	$703	$(678)	$41	$66

The following table details activity in accumulated other comprehensive loss for the year ended December 31, 2013.

	Unrealized Losses on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2012	$1,834	$(668)	$8	$1,174
Current period other comprehensive loss	(2,473)	188	38	(2,247)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)

The following table details activity in accumulated other comprehensive income for the year ended December 31, 2012.

	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2011	$758	$(502)	$7	$263
Current period other comprehensive income	1,076	(166)	1	911
Balance as of December 31, 2012	$1,834	$(668)	$8	$1,174

(23)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2014	2013
Assets
Cash	$3,928	$3,982
Investment in wholly owned subsidiary	88,155	81,070

Total assets	$92,083	$85,052
Liabilities and stockholders’ equity
Other liabilities	32	144
Stockholders’ equity	92,051	84,908

Total liabilities and stockholders’ equity	$92,083	$85,052

Statements of Income	2014	2013	2012

Dividends from subsidiary	—	10,000	—
Other operating expenses	(130)	(113)	(106)
Income tax benefit	54	46	44
(Loss) income before undistributed earnings of subsidiary	(76)	9,933	(62)
Equity in undistributed earnings of subsidiary	5,946	(4,549)	4,708

Net income	$5,870	$5,384	$4,646

Statements of Cash Flows	2014	2013	2012
Net income	$5,870	$5,384	$4,646
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in other liabilities	(112)	(141)	(54)
Equity in undistributed earnings of subsidiary	(5,946)	4,549	(4,708)

Net cash (used in) provided by operating activities	(188)	9,792	(116)

Cash flows from financing activities:
Redemption of preferred stock	—	(10,000)	—
Dividend on preferred stock	(129)	(677)	(1,139)
Common stock issued and stock based compensation	269	233	208
Cash in lieu of fractional shares	(6)	(4)	(3)

Net cash provided by (used in) financing activities	134	(10,448)	(934)

Net change in cash	(54)	(656)	(1,050)

Cash at beginning of year	3,982	4,638	5,688

Cash at end of year	$3,928	$3,982	$4,638

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2015 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors.”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2015 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2015 Annual Meeting of Shareholders entitled “Security Ownership of Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2014.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 22, 2015, payable March 31, 2015 to shareholders of record as of February 27, 2015.  The plans included in this table are the Company’s 2000 Stock Option Plan and 2006 Stock Incentive Plan.  See “Stock Compensation Plans” Note 14 of Notes to Consolidated Financial Statements (page 98) included in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted-average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	313,516	$11.53	73,854	$5.63	693,873
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	313,516	$11.53	73,854	$5.63	693,873

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2015 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2015 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the twelve months ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2015.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 10, 2015
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Senior Executive Vice President/Chief Financial Officer & Chief Operating Officer	March 10, 2015
Jeremiah Z. Smith	(Principal Financial Officer)

/s/ Nathan Davis	Vice President/Controller	March 10, 2015
Nathan Davis	(Principal Accounting Officer)

/s/ LORI J. ALDRETE	Director	March 10, 2015
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director	March 10, 2015
Frank J. Andrews, Jr.

/s/ PATRICK R. BRADY	Director	March 10, 2015
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director and Chairman of the Board	March 10, 2015
John M. Carbahal

/s/ GREGORY DUPRATT	Director	March 10, 2015
Gregory DuPratt

/s/ DIANE P. HAMLYN	Director	March 10, 2015
Diane P. Hamlyn

/s/ RICHARD M. MARTINEZ	Director	March 10, 2015
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director and Vice Chairman of the Board	March 10, 2015
Foy S. McNaughton
/s/ OWEN J. ONSUM	Director	March 10, 2015
Owen J. Onsum

/s/ DAVID W. SCHULZE	Director	March 10, 2015
David W. Schulze