Form 10-Q
period 2015-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2015-05-07
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of Common Stock outstanding as of April 30, 2015 was 10,256,219.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

Page
PART I – Financial Information
ITEM I.    – Financial Statements (Unaudited) ...3
Condensed Consolidated Balance Sheets (Unaudited) ...3
Condensed Consolidated Statements of Income (Unaudited) ............................................................................................................................................................................................. ....4

Notes to Condensed Consolidated Financial Statements ...8
ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................................................................................32
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................................................................................................................................................48
ITEM 4.   – CONTROLS AND PROCEDURES ...48
PART II   – OTHER INFORMATION ...48
ITEM 1. – LEGAL PROCEEDINGS ...48
ITEM 1A. – RISK FACTORS ...48
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .........................................................................................................................................................51
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES ...51
ITEM 4. – MINE SAFETY DISCLOSURES ...51
ITEM 5. – OTHER INFORMATION ...51
ITEM 6.   – EXHIBITS ...51
SIGNATURES ...60

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except shares and share amounts)	2015	2014

Assets

Cash and cash equivalents	$254,328	$229,052
Investment securities – available-for-sale	163,587	151,226
Loans, net of allowance for loan losses of $8,894 at March 31, 2015
and $8,583 at December 31, 2014	536,934	537,979
Loans held-for-sale	4,185	491
Stock in Federal Home Loan Bank and other equity securities, at cost	3,934	3,934
Premises and equipment, net	7,220	7,278
Other real estate owned	—	736
Interest receivable and other assets	25,201	27,188

Total Assets	$995,389	$957,884

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$296,697	$287,717
Interest-bearing transaction deposits	244,019	219,396
Savings and MMDA's	268,239	263,766
Time, under $250,000	64,206	65,570
Time, $250,000 and over	20,347	20,603
Total deposits	893,508	857,052

Interest payable and other liabilities	7,867	8,781

Total Liabilities	901,375	865,833

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 12,847 shares issued and outstanding at March 31, 2015 and December 31, 2014	12,847	12,847
Common stock, no par value; 16,000,000 shares authorized;
10,256,219 shares issued and outstanding at March 31, 2015 and 10,207,043 shares issued and outstanding at December 31, 2014	70,163	70,015
Additional paid-in capital	977	977
Retained earnings	9,619	8,146
Accumulated other comprehensive income, net	408	66
Total Stockholders’ Equity	94,014	92,051

Total Liabilities and Stockholders’ Equity	$995,389	$957,884

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months
	ended	ended
(in thousands, except per share amounts)	March 31, 2015	March 31, 2014
Interest and dividend income:
Loans	$6,722	$6,414
Due from banks interest bearing accounts	156	125
Investment securities
Taxable	741	774
Non-taxable	64	99
Other earning assets	76	67
Total interest and dividend income	7,759	7,479
Interest expense:
Deposits	293	325
Total interest expense	293	325
Net interest income	7,466	7,154
Provision for loan losses	350	600
Net interest income after provision for loan losses	7,116	6,554
Other operating income:
Service charges on deposit accounts	519	553
Gains on sales of other real estate owned	161	—
Gains on sales of loans held-for-sale	133	134
Investment and brokerage services income	144	157
Mortgage brokerage income	5	—
Loan servicing income	113	117
Fiduciary activities income	128	199
ATM fees	64	107
Signature based transaction fees	412	286
Other income	213	195
Total other operating income	1,892	1,748
Other operating expenses:
Salaries and employee benefits	4,089	3,760
Occupancy and equipment	707	728
Data processing	411	367
Stationery and supplies	89	82
Advertising	80	106
Directors’ fees	62	53
Other real estate owned expense	2	3
Other expense	1,283	1,214
Total other operating expenses	6,723	6,313
Income before provision for income taxes	2,285	1,989
Provision for income taxes	768	625

Net income	$1,517	$1,364

Preferred stock dividends	$(32)	$(32)
Net income available to common shareholders	$1,485	$1,332

Basic earnings per common share	$0.15	$0.13
Diluted earnings per common share	$0.15	$0.13

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months	Three months
	ended	ended
(in thousands)	March 31, 2015	March 31, 2014
Net income	$1,517	$1,364
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period, net of tax effect of $250 and $345 for the three-month periods ended March 31, 2015 and March 31, 2014, respectively	375	516
Directors’ and officer’s retirement plan equity adjustments, net of tax effect of ($22), and $0 for the three-month periods ended March, 31 2015 and March 31, 2014, respectively	(33)	—
Other comprehensive income	$342	$516

Comprehensive income	$1,859	$1,880

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Income	Total

Balance at December 31, 2014	12,847	$12,847	10,207,043	$70,015	$977	$8,146	$66	$92,051

Net income						1,517		1,517

Other comprehensive income							342	342

Stock dividend adjustment			682	6		(6)		—
Dividend on preferred stock						(32)		(32)
Cash in lieu of fractional shares			(128)			(6)		(6)
Stock-based compensation and related tax benefit				58				58
Common shares issued related to restricted stock grants, net			28,901					—
Stock options exercised			19,721	84				84

Balance at March 31, 2015	12,847	$12,847	10,256,219	$70,163	$977	$9,619	$408	$94,014

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash Flows From Operating Activities
Net income	$1,517	$1,364
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	166	166
Accretion and amortization of investment securities premiums and discounts, net	468	535
(Decrease)increase in deferred loan origination fees and costs, net	(2)	36
Provision for loan losses	350	600
Stock plan accruals	58	47
Gains on sales of other real estate owned	(161)	—
Gains on sales of loans held-for-sale	(133)	(134)
Proceeds from sales of loans held-for-sale	6,958	6,828
Originations of loans held-for-sale	(10,519)	(6,297)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	1,759	447
Net decrease in interest payable and other liabilities	(969)	(1,894)
Net cash (used in) provided by operating activities	(508)	1,698

Cash Flows From Investing Activities
Proceeds from call or maturities of available-for-sale securities	540	5,000
Principal repayments on available-for-sale securities	5,808	5,113
Purchase of available-for-sale securities	(18,552)	(3,142)
Net decrease in loans	697	1,124
Proceeds from sale of other real estate owned	897	—
Purchases of premises and equipment, net	(108)	(128)
Net cash (used in) provided by investing activities	(10,718)	7,967

Cash Flows From Financing Activities
Net increase in deposits	36,456	35,296
Cash dividends paid in lieu of fractional shares	(6)	(6)
Stock options exercised	84	—
Cash dividends paid on preferred stock	(32)	(32)
Net cash provided by financing activities	36,502	35,258

Net increase in Cash and Cash Equivalents	25,276	44,923
Cash and Cash Equivalents, beginning of period	229,052	177,254
Cash and Cash Equivalents, end of period	$254,328	$222,177

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$284	$316
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$3,103	$2,065
Decrease in directors' & officer's retirement plan equity adjustment, net of tax	$33	$0
Unrealized holding gains on available for sale securities, net of taxes	$375	$516
See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 and December 31, 2014

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements:

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures.  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Disclosures for a change in accounting principle are required upon transition.  The amendments should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The adoption of this update did not have a significant impact on its consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted.  The adoption of this update did not have a significant impact on its consolidated financial statements.

In January, 2014, FASB issued ASU 2014-05, Service Concession Arrangements.  The amendments specify that an operating entity should not account for a service concession arrangement that is within the scope of this ASU as a lease in accordance with Topic 840.  An operating entity should refer to other Topics as applicable to account for various aspects of a service concession arrangement.  The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity.  The amendments in this ASU should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption.  The modified retrospective approach requires the cumulative effect of applying this ASU to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this update did not have a significant impact on its consolidated financial statements.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments are effective for a public business entity for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this update did not have a significant impact on its consolidated financial statements.

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

Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.  There was no impact to the net income, earnings per share, or stockholders’ equity as a result of reclassifications.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	March 31, 2015	December 31, 2014

Commercial	$115,933	$120,751
Commercial Real Estate	264,880	256,955
Agriculture	54,719	61,144
Residential Mortgage	49,696	50,511
Residential Construction	10,096	5,963
Consumer	49,175	49,911

	544,499	545,235
Allowance for loan losses	(8,894)	(8,583)
Net deferred origination fees and costs	1,329	1,327

Loans, net	$536,934	$537,979

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

As of March 31, 2015, approximately 49% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 9% in principal amount of the Company’s loans were residential mortgage loans.  Approximately 2% in principal amount of the Company’s loans were residential construction loans.  Approximately 10% in principal amount of the Company’s loans were for agriculture and 21% in principal amount of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 9% in principal amount of the Company’s loans were consumer loans.

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

At March 31, 2015 and December 31, 2014, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of March 31, 2015 and December 31, 2014 were as follows:

($ in thousands)	March 31, 2015	December 31, 2014

Commercial	$2,076	$2,151
Commercial Real Estate	659	672
Agriculture	—	—
Residential Mortgage	1,665	1,691
Residential Construction	66	71
Consumer	599	652

	$5,065	$5,237

Non-accrual loans amounted to $5,065,000 at March 31, 2015 and were comprised of seven commercial loans totaling $2,076,000, five commercial real estate loans totaling $659,000, six residential mortgage loans totaling $1,665,000, two residential construction loans totaling $66,000 and four consumer loans totaling $599,000.  Non-accrual loans amounted to $5,237,000 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691,000, two residential construction loans totaling $71,000, five commercial real estate loans totaling $672,000, seven commercial loans totaling $2,151,000, and five consumer loans totaling $652,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of March 31, 2015 and December 31, 2014 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
March 31, 2015
Commercial	$—	$—	$82	$82	$115,851	$115,933
Commercial Real Estate	—	—	239	239	264,641	264,880
Agriculture	—	—	—	—	54,719	54,719
Residential Mortgage	1,787	—	456	2,243	47,453	49,696
Residential Construction	—	—	—	—	10,096	10,096
Consumer	77	6	423	506	48,669	49,175
Total	$1,864	$6	$1,200	$3,070	$541,429	$544,499

December 31, 2014
Commercial	$—	$—	$82	$82	$120,669	$120,751
Commercial Real Estate	—	—	239	239	256,716	256,955
Agriculture	—	—	—	—	61,144	61,144
Residential Mortgage	1,172	—	457	1,629	48,882	50,511
Residential Construction	—	—	—	—	5,963	5,963
Consumer	2	1	472	475	49,436	49,911
Total	$1,174	$1	$1,250	$2,425	$542,810	$545,235

The Company had no loans that were 90 days or more past due and still accruing at March 31, 2015 and December 31, 2014.  Included in the aging loan category labeled “current” are non-accrual loans that were not delinquent with respect to contractual principal and interest payments as of March 31, 2015 and December 31, 2014.  These loans are categorized as non-accrual loans and are not accruing interest as of March 31, 2015 and December 31, 2014.  Non-accrual loans outstanding at March 31, 2015 and December 31, 2014 are disclosed in the table above.

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

Impaired loans, segregated by loan class, as of March 31, 2015 and December 31, 2014 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2015
Commercial	$2,704	$2,073	$505	$2,578	$31
Commercial Real Estate	974	659	301	960	45
Agriculture	—	—	—	—	—
Residential Mortgage	5,378	1,665	2,930	4,595	638
Residential Construction	1,012	66	819	885	105
Consumer	1,751	727	755	1,482	31
Total	$11,819	$5,190	$5,310	$10,500	$850

December 31, 2014
Commercial	$2,803	$2,147	$531	$2,678	$39
Commercial Real Estate	990	672	304	976	45
Agriculture	—	—	—	—	—
Residential Mortgage	5,666	1,691	2,956	4,647	646
Residential Construction	1,065	71	826	897	107
Consumer	1,506	780	726	1,506	23
Total	$12,030	$5,361	$5,343	$10,704	$860

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three-month periods ended March 31, 2015 and March 31, 2014 was as follows:

($ in thousands)	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,628	$8	$5,084	$9
Commercial Real Estate	968	4	3,711	19
Agriculture	—	—	1,310	—
Residential Mortgage	4,621	31	5,484	32
Residential Construction	891	9	937	10
Consumer	1,494	11	1,464	14
Total	$10,602	$63	$17,990	$84

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

The Company had $6,593,000 and $6,712,000 in TDR loans as of March 31, 2015 and December 31, 2014, respectively.  Specific reserves for TDR loans totaled $850,000 and $860,000 as of March 31, 2015 and December 31, 2014, respectively.  TDR loans performing in compliance with modified terms totaled $5,435,000 and $5,467,000 as of March 31, 2015 and December 31, 2014, respectively.  There were no commitments to advance more funds on existing TDR loans as of March 31, 2015.

Loans modified as troubled debt restructurings during the three-month period ended March 31, 2015 and March 31, 2014, were as follows:

($ in thousands)	Three Months Ended March 31, 2015
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Consumer	1	109	109
Total	1	$109	$109

($ in thousands)	Three Months Ended March 31, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Consumer	2	498	498
Total	2	$498	$498

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2015 and March 31, 2014.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents the risk ratings by loan class as of March 31, 2015 and December 31, 2014:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2015
Commercial	$109,143	$2,485	$4,305	$—	$—	$115,933
Commercial Real Estate	248,550	10,843	5,487	—	—	264,880
Agriculture	54,719	—	—	—	—	54,719
Residential Mortgage	44,498	1,429	3,769	—	—	49,696
Residential Construction	9,528	464	104	—	—	10,096
Consumer	45,559	945	2,671	—	—	49,175
Total	$511,997	$16,166	$16,336	$—	$—	$544,499

December 31, 2014
Commercial	$112,751	$3,255	$4,745	$—	$—	$120,751
Commercial Real Estate	240,808	10,607	5,540	—	—	256,955
Agriculture	61,144	—	—	—	—	61,144
Residential Mortgage	46,043	997	3,471	—	—	50,511
Residential Construction	5,386	467	110	—	—	5,963
Consumer	46,234	944	2,733	—	—	49,911
Total	$512,366	$16,270	$16,599	$—	$—	$545,235

Allowance for Loan Losses

The following tables details activity in the allowance for loan losses by loan class for the three-month periods ended March 31, 2015 and March 31, 2014:

Three-month period ended March 31, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for loan losses	(268)	660	66	(134)	33	(8)	1	350

Charge-offs	—	—	—	—	—	(67)	—	(67)
Recoveries	12	—	—	—	1	15	—	28
Net charge-offs	12	—	—	—	1	(52)	—	(39)
Balance as of March 31, 2015	$3,325	$2,485	$646	$1,047	$195	$826	$370	$8,894
Period-end amount allocated to:
Loans individually evaluated for impairment	31	45	—	638	105	31	—	850
Loans collectively evaluated for impairment	3,294	2,440	646	409	90	795	370	8,044
Balance as of March 31, 2015	$3,325	$2,485	$646	$1,047	$195	$826	$370	$8,894

Three-month period ended March 31, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for (reversal of) loan losses	1,133	(140)	(118)	(43)	(185)	203	(250)	600

Charge-offs	(1,062)	—	—	—	—	(302)	—	(1,364)
Recoveries	12	—	—	—	2	43	—	57
Net charge-offs	(1,050)	—	—	—	2	(259)	—	(1,307)
Balance as of March 31, 2014	$3,282	$2,150	$439	$1,173	$258	$967	$377	$8,646
Period-end amount allocated to:
Loans individually evaluated for impairment	54	56	—	693	118	19	—	940
Loans collectively evaluated for impairment	3,228	2,094	439	480	140	948	377	7,706
Balance as of March 31, 2014	$3,282	$2,150	$439	$1,173	$258	$967	$377	$8,646

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the period ended December 31, 2014.

Year ended December 31, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for (reversal of) loan losses	2,612	(396)	23	36	(366)	149	(258)	1,800

Charge-offs	(2,288)	(69)	—	(71)	—	(393)	—	(2,821)
Recoveries	58	—	—	—	86	107	—	251
Net charge-offs	(2,230)	(69)	—	(71)	86	(286)	—	(2,570)
Ending Balance	3,581	1,825	580	1,181	161	886	369	8,583
Period-end amount allocated to:
Loans individually evaluated for impairment	39	45	—	646	107	23	—	860
Loans collectively evaluated for impairment	3,542	1,780	580	535	54	863	369	7,723
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583

The Company’s investment in loans as of March 31, 2015, March 31, 2014, and December 31, 2014 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2015
Loans individually evaluated for impairment	$2,578	$960	$—	$4,595	$885	$1,482	$10,500
Loans collectively evaluated for impairment	113,355	263,920	54,719	45,101	9,211	47,693	533,999
Ending Balance	$115,933	$264,880	$54,719	$49,696	$10,096	$49,175	$544,499

March 31, 2014
Loans individually evaluated for impairment	$4,502	$3,692	$1,029	$5,394	$931	$1,674	$17,222
Loans collectively evaluated for impairment	108,276	240,253	39,897	47,361	8,456	51,106	495,349
Ending Balance	$112,778	$243,945	$40,926	$52,755	$9,387	$52,780	$512,571

December 31, 2014
Loans individually evaluated for impairment	$2,678	$976	$—	$4,647	$897	$1,506	$10,704
Loans collectively evaluated for impairment	118,073	255,979	61,144	45,864	5,066	48,405	534,531
Ending Balance	$120,751	$256,955	$61,144	$50,511	$5,963	$49,911	$545,235

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2015 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014

Constant prepayment rate	13.20%	12.12%
Discount rate	10.06%	10.06%
Weighted average life (years)	5.93	6.25

At March 31, 2015 and December 31, 2014, the Company’s mortgage loans held-for-sale was $4,185,000 and $491,000 respectively.  At March 31, 2015, and December 31, 2014, the Company serviced real estate mortgage loans for others totaling $235,239,000 and $238,974,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2015 and December 31, 2014.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2014	Additions	Reductions	March 31, 2015

Mortgage servicing rights	$1,862	$56	$(94)	$1,824
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,862	$56	$(94)	$1,824

At March 31, 2015 and December 31, 2014, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,960,000 and $2,068,000, respectively.
The Company received contractually specified servicing fees of $151,000 and $153,000 for the three month periods ended March 31, 2015 and March 31, 2014, respectively.  Contractually specified servicing fees are included in other operating Income on the condensed consolidated statements of income.

4.           OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 22, 2015, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2015.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month period ended March 31, 2015 and 2014.

	Three months ended
	March 31,
	2015	2014
Basic earnings per share:
Net income	$1,517	$1,364
Preferred stock dividend	$(32)	$(32)
Net income available to common stockholders	$1,485	$1,332

Weighted average common shares outstanding	10,135,245	10,106,062
Basic EPS	$0.15	$0.13

Diluted earnings per share:
Net income	$1,517	$1,364
Preferred stock dividend	$(32)	$(32)
Net income available to common stockholders	$1,485	$1,332

Weighted average common shares outstanding	10,135,245	10,106,062

Effect of dilutive shares	61,596	52,882

Adjusted weighted average common shares outstanding	10,196,841	10,158,944
Diluted EPS	$0.15	$0.13

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 183,437 shares and 253,865 shares for the three-month periods ended March 31, 2015 and 2014, respectively.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect amounted to zero shares and 25,886 shares for the three-month periods ended March 31, 2015 and 2014, respectively.

5.    STOCK PLANS

    On January 22, 2015, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2015.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2015:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	313,483	$11.54
Granted	41,047	$7.60
Expired	(86,875)	$10.00
Cancelled / Forfeited	—	—
Exercised	(19,846)	$4.23
Options outstanding at End of Period	247,809	$12.02	$236,940	4.65
Exercisable (vested) at End of Period	176,160	$14.07	$169,885	2.82

The weighted average grant date fair value per share of options granted during the three-month period ended March 31, 2015 was $2.67 per share.

As of March 31, 2015, there was $182,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 3.21 years.

There was $16,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2015.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2015 is presented below:

Three Months Ended
March 31, 2015
Risk Free Interest Rate	1.61%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	37.38%

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	73,827	$5.64
Granted	30,056	$7.59
Cancelled/Forfeited	—	—
Exercised/Released/Vested	(18,304)	$4.66
Non-vested restricted stock outstanding at End of Period	85,579	$6.54	$676,074	8.74

The weighted average fair value of restricted stock granted during the three month period ended March 31, 2015 was $7.59 per share.

As of March 31, 2015, there was $402,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.17 years.

There was $36,000 of recognized compensation cost related to restricted stock awards for the three month ended March 31, 2015.

The Company has an Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, the Company is authorized to issue to eligible employees shares of common stock.  There are 322,385 (adjusted for the 2015 stock dividend) shares authorized under the ESPP.  The ESPP will expire March 15, 2016.  The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2014 to November 23, 2015.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2015, there was $16,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $7,000 of recognized compensation cost related to ESPP issuances for the three-month period ended March 31, 2015.

The weighted average fair value at issuance date during the three-month period ended March 31, 2015 was $1.67.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2015 is presented below:

Three Months Ended
March 31, 2015
Risk Free Interest Rate	0.14%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	15.10%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At March 31, 2015 there were no loans held-for-sale that required a write-down.

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

At March 31, 2015, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:
	(in thousands)
March 31, 2015	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$33,777	$—	$33,777	$—
Obligations of states and
political subdivisions	20,331	—	20,331	—
Collateralized mortgage obligations	13,909	—	13,909	—
Mortgage-backed securities	95,570	—	95,570	—

Total investments at fair value	$163,587	$—	$163,587	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:
	(in thousands)
December 31, 2014	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$28,429	$—	$28,429	$—
Obligations of states and
political subdivisions	20,763	—	20,763	—
Collateralized mortgage obligations	12,553	—	12,553
Mortgage-backed securities	89,481	—	89,481	—

Total investments at fair value	$151,226	$—	$151,226	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

No assets were measured at fair value on a non-recurring basis at March 31, 2015.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2014:

	(in thousands)
December 31, 2014	Total	Level 1	Level 2	Level 3
Impaired loans	$568	$—	$—	$568
Other real estate owned	736	—	—	736

Total assets at fair value	$1,304	$—	$—	$1,304

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2014.

Key methods and assumptions used in measuring the fair value of impaired loans and other real estate owned as of December 31, 2014 were as follows:

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

Mortgage Servicing Rights

The Company measures fair value of mortgage servicing rights using Level 2 and Level 3 inputs. The Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  This model is periodically validated by an independent external model validation group.  The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.

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

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2015 and December 31, 2014 are approximately as follows:

		March 31, 2015		December 31, 2014
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$254,328	$254,328	$229,052	$229,052
Other equity securities	2	3,934	3,934	3,934	3,934
Loans receivable:
Net loans	3	536,934	533,862	537,979	535,018
Loans held-for-sale	2	4,185	4,275	491	509
Interest receivable	2	2,790	2,790	2,650	2,650
Mortgage servicing rights	3	1,824	1,960	1,862	2,068
Financial liabilities:
Deposits	3	893,508	870,148	857,052	837,150
Interest payable	2	79	79	70	70

9.    INVESTMENT SECURITIES
The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2015 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
Securities of U.S. government agencies and corporations	$33,798	$87	$(108)	$33,777
Obligations of states and political subdivisions	19,659	688	(16)	20,331
Collateralized mortgage obligations	13,857	63	(11)	13,909
Mortgage-backed securities	94,477	1,235	(142)	95,570

Total debt securities	$161,791	$2,073	$(277)	$163,587

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

The Company had no proceeds from sales of available-for-sale securities for the three-month periods ended March 31, 2015 and March 31, 2014.  There were no gross realized gains or losses from sales or calls of available-for-sale securities for the three-month periods ended March 31, 2015 and March 31, 2014.

The amortized cost and estimated market value of debt and other securities at March 31, 2015, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$2,651	$2,653
Due after one year through five years	138,881	140,076
Due after five years through ten years	18,324	18,762
Due after ten years	1,935	2,096

	$161,791	$163,587

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $105,567,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2015, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$—	$—	$17,992	$(108)	$17,992	$(108)
Obligations of states and political subdivisions	2,517	(15)	606	(1)	3,123	(16)
Collateralized Mortgage obligations	4,216	(11)	—	—	4,216	(11)
Mortgaged-backed securities	14,202	(70)	7,195	(72)	21,397	(142)

Total	$20,935	$(96)	$25,793	$(181)	$46,728	$(277)

No decline in value was considered “other-than-temporary” during 2015.  Nineteen securities, all considered investment grade, which had a fair value of $20,935,000 and a total unrealized loss of $96,000 have been in an unrealized loss position for less than twelve months as of March 31, 2015.  Twenty securities, all considered investment grade, which had a fair value of $25,793,000 and a total unrealized loss of $181,000 have been in an unrealized loss position for more than twelve months as of March 31, 2015.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio is other-than-temporarily impaired. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2014, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$1,474	$(4)	$21,729	$(371)	$23,203	$(375)
Obligations of states and political subdivisions	1,927	(28)	1,530	(24)	3,457	(52)
Collateralized Mortgage obligations	2,881	(25)	—	—	2,881	(25)
Mortgaged-backed securities	9,786	(55)	9,128	(99)	18,914	(154)

Total	$16,068	$(112)	$32,387	$(494)	$48,455	$(606)

Investment securities carried at $27,968,000 and $27,868,000 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income for the three-month period ended March 31, 2015:

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$703	$(678)	$41	$66
Current period other comprehensive income/(loss)	375	—	(33)	342
Balance as of March 31, 2015	$1,078	$(678)	$8	$408

The following table details activity in accumulated other comprehensive income (loss) for the three-month period ended March 31, 2014:

($ in thousands)	Unrealized Gains/ (losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)
Current period other comprehensive income	516	—	—	516
Balance as of March 31, 2014	$(123)	$(480)	$46	$(557)

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2015	December 31, 2014

Undisbursed loan commitments	$184,011	$171,019
Standby letters of credit	2,132	2,099
Commitments to sell loans	4,594	1,230

	$190,737	$174,348

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2015, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At March 31, 2015, there was $2,132,000 issued in performance standby letters of credit.  At March 31, 2015, the Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet, however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at March 31, 2015, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2015, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2014 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.
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

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	The Company does not anticipate any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

•	The possible impact of the California drought and related governmental responses on economic conditions, especially in the agricultural sector.

•	Maintenance of insurance coverage appropriate for our operations

•	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

•	Descriptions of assumptions underlying or relating to any of the of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and “Supervision and Regulation” of our 2014 Annual Report on Form 10-K, and in our other reports to the SEC.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission (“SEC”), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Significant results and developments during the first quarter and year-to-date 2015 include:

• Net income of $1.5 million for the three months ended March 31, 2015, up 7.1% from $1.4 million earned for the same fiscal period last year.

• Net income available to common shareholders of $1.5 million for the three months ended March 31, 2015, up 15.4% from $1.3 million for the same fiscal period last year.

• Diluted income per share for the three month period ended March 31, 2015 was $0.15, up 15.4% from diluted income per share of $0.13 in the same period last year.

• Net interest income increased in the three months ended March 31, 2015 by $0.3 million, or 4.2%, to $7.5 million from $7.2 million in the same period last year.  The increase in net interest income was primarily attributable to an increase in interest income on loans and a decrease in interest expense on deposits, partially offset by a decrease in interest income on investment securities.  The increase in interest income on loans is primarily due to an increase in average loans, partially offset by a decrease in interest yield.  The decrease in interest expense on deposits is primarily due to a decrease in interest yield, partially offset by an increase in average deposits.  The decrease in interest income on investment securities is primarily due to a decrease in average balance, partially offset by an increase in interest yield.  Net interest margin decreased from 3.32% for the three-month period ending March 31, 2014 to 3.24% for the same period ending March 31, 2015.

• Provision for loan losses of $0.4 million for the three-month period ended March 31, 2015 compared to a provision for loan losses of $0.6 million for the same period in 2014.

• Total assets at March 31, 2015 were $995.4 million, an increase of $37.5 million, or 3.9%, compared to total assets at December 31, 2014.

• Total net loans at March 31, 2015 (including loans held-for-sale) increased $2.6 million, or 0.5%, to $541.1 million compared to December 31, 2014.

• Total investment securities at March 31, 2015 increased $12.4 million, or 8.2%, to $163.6 million compared to December 31, 2014.

• Total deposits of $893.5 million at March 31, 2015, represented an increase of $36.5 million, or 4.3%, compared to December 31, 2014.

SUMMARY

The Company recorded net income of $1,517,000 for the three-month period ended March 31, 2015, representing a increase of $153,000 from net income of $1,364,000 for the same period in 2014.

The following tables present a summary of the results for the three-month periods ended March 31, 2015 and 2014, and a summary of our financial condition at March 31, 2015 and December 31, 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014

(in thousands except for per share amounts)
For the Period:

Net Income	$1,517	$1,364
Net Income Available to Common Shareholders	$1,485	$1,332
Basic Earnings Per Common Share	$0.15	$0.13

Diluted Earnings Per Common Share	$0.15	$0.13

	March 31, 2015	December 31, 2014

(in thousands except for ratios)
At Period End:

Total Assets	$995,389	$957,884

Total Loans, Net (including loans held-for-sale)	$541,119	$538,470

Total Investment Securities	$163,587	$151,226

Total Deposits	$893,508	$857,052

Loan-To-Deposit Ratio	60.6%	62.8%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	March 31, 2015			March 31, 2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)	$536,067	$6,722	5.09%	$501,118	$6,414	5.19%
Interest bearing due from banks	239,323	156	0.26%	197,533	125	0.26%
Investment securities, taxable	147,715	741	2.03%	160,821	774	1.95%
Investment securities, non-taxable (2)	6,837	64	3.80%	9,726	99	4.13%
Other interest earning assets	3,934	76	7.83%	3,717	67	7.31%
Total average interest-earning assets	933,876	7,759	3.37%	872,915	7,479	3.47%
Non-interest-earning assets:
Cash and due from banks	16,368			17,121
Premises and equipment, net	7,278			7,434
Other real estate owned	222			—
Interest receivable and other assets	25,338			26,983
Total average assets	983,082			924,453

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	229,880	76	0.13%	214,133	73	0.14%
Savings and MMDA’s	268,920	132	0.20%	250,605	159	0.26%
Time, under $250,000	64,853	63	0.39%	66,117	67	0.41%
Time, $250,000 and over	20,553	22	0.43%	24,416	26	0.43%
Total average interest-bearing liabilities	584,206	293	0.20%	555,271	325	0.24%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	297,601			274,537
Interest payable and other liabilities	8,077			8,189
Total liabilities	889,884			837,997
Total average stockholders’ equity	93,198			86,456
Total average liabilities and stockholders’ equity	$983,082			$924,453
Net interest income and net interest margin (3)		$7,466	3.24%		$7,154	3.32%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $216 and $240 for the three months ended March 31, 2015 and 2014, respectively.

(2) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.  For disclosure purposes yield /rates are annualized by dividing the number of days in the reported period by 365 days.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $25,276,000 increase in cash and cash equivalents, a $12,361,000 increase in investment securities available-for-sale, a $1,045,000 decrease in net loans held-for-investment, a $3,694,000 increase in loans held-for-sale, a $736,000 decrease in other real estate owned and a $1,987,000 decrease in interest receivable and other assets from December 31, 2014 to March 31, 2015.  The increase in cash and cash equivalents was due to an increase in interest bearing due from Federal Reserve Bank accounts, which is the result of deposit growth outpacing loan growth and a management decision to not reinvest in longer term bonds.  The increase in investment securities available-for-sale was primarily the result of the purchase of U.S. government agencies and mortgage backed securities, partially offset by the payments on mortgage backed securities.  The decrease in loans held-for-investment was due to loan principal payments exceeding loan production.  The following loan categories had decreases: commercial, agriculture, residential mortgage and consumer.  The decrease in loans held-for-investment was partially offset by increases in the following loan categories: commercial real estate and residential construction.  The increase in loans held-for-sale was due to timing of sales of loans held-for-sale.  The decrease in other real estate owned was due to the sale of two properties.  The decrease in interest receivable and other assets was mainly due to a decrease in accrued income and other receivable.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $36,456,000 from December 31, 2014 to March 31, 2015.  The increase in deposits was due to increases in demand accounts, interest-bearing transaction deposits, savings accounts and money market accounts, which were partially offset by decreases in time deposits.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the three-month period ended March 31, 2015.

Interest income on loans for the three-month period ended March 31, 2015 was up 4.8% from the same period in 2014, increasing from $6,414,000 to $6,722,000.  The increase in interest income on loans for the three-month period ended March 31, 2015 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 10 basis point decrease in loan yields.  The decrease in loan yields was primarily due to the origination of new loans and the repricing of existing loans at lower rates.

Interest income on investment securities available-for-sale for the three-month period ended March 31, 2015 was down 7.8% from the same period in 2014, decreasing from $873,000 to $805,000. The decrease in interest income on investment securities for the three-month periods ended March 31, 2015 as compared to the same period a year ago was primarily due to a decrease in average investment securities, which was partially offset by an increase in the yields of investment securities of 3 basis points.  The increase in investment securities yields was primarily due to slower pre-payments resulting in slower amortization of premiums on mortgage backed securities.

Interest income on interest-bearing due from banks for the three-month period ended March 31, 2015 was up 24.8% from the same period in 2014, increasing from $125,000 to $156,000.  The increase in interest income on interest-bearing due from banks for the three-month period ended March 31, 2015 as compared to the same period a year ago was due to an increase in average interest-bearing due from banks balance.

The Company had no Federal Funds sold balances during the three-month periods ended March 31, 2015 and March 31, 2014.

Interest Expense

The sustained low interest rate environment decreased the Company’s cost of funds in the first three months of 2015 compared to the same period a year ago.

Interest expense on deposits for the three-month period ended March 31, 2015 was down 9.9% from the same period in 2014, decreasing from $325,000 to $293,000.  The decrease in interest expense during the three-month period ended March 31, 2015 was due to a 4 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.

The Company had no FHLB advances or other borrowing balances during the three-month periods ended March 31, 2015 and March 31, 2014.

Provision for Loan Losses

There was a provision for loan losses of $350,000 for the three-month period ended March 31, 2015 compared to a provision for loan losses of $600,000 for the same period in 2014.  The allowance for loan losses was approximately $8,894,000, or 1.63% of total loans, at March 31, 2015 compared to $8,583,000, or 1.57% of total loans, at December 31, 2014.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three-month period in 2015 was primarily due to decreased net charge-offs and improved credit quality of the loan portfolio compared to the same period in 2014.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three-month periods ended March 31, 2015 and March 31, 2014.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Other Operating Income

Other operating income was up 8.2% for the three-month period ended March 31, 2015 from the same period in 2014, increasing from $1,748,000 to $1,892,000.

This increase was due to increases gains on sales of other real estate owned and signature based transaction fees, which partially offset by decreases in in service charges on deposit accounts, fiduciary activities income and ATM fees.  The increase in gains on sales of other real estate owned was primarily due to an increase in the volume of other real estate owned sales transactions.  The increase in signature based transactions fees was primarily due to an increase in volume of transactions and fees charged.  The decrease in service charges on deposit accounts was primarily due to a decrease in the volume of service charges on checking accounts.  The decrease in fiduciary activities income was primarily due to a decrease in the demand for those services.  The decrease in ATM fees was primarily due to a decrease in volume of transactions and ATM fees charged.

Other Operating Expenses

Total other operating expenses were up 6.5% for the three-month period ended March 31, 2015 from the same period in 2014, increasing from $6,313,000 to $6,723,000.

The increase was primarily due to increases in salaries and employee benefits, data processing and other operating expenses, which was partially offset by decreases in occupancy and equipment expense and advertising expense.

The increase in salaries and employee benefits was primarily due to an increase in regular salaries and profit sharing retirement expense. The increase in data processing was primarily due to increases in general data processing costs and increases in contract pricing.  The increase in other expenses was primarily due to increases in loan origination expense and sundry losses, which was partially offset by a decrease in loan collection fees and other miscellaneous expenses.  The decrease in occupancy and equipment was primarily due to a decrease in rent expense and maintenance expense.  The decrease in advertising was due to decreases in printed material and related costs.

The following table sets forth other miscellaneous operating expenses by category for the three-month periods ended March 31, 2015 and 2014.

	(in thousands)
	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2015	2014
Other miscellaneous operating expenses
FDIC assessments	$155	$135
Contributions	22	35
Legal fees	47	23
Accounting and audit fees	73	80
Consulting fees	156	128
Postage expense	90	90
Telephone expense	34	33
Public relations	66	57
Training expense	46	25
Loan origination expense	155	118
Computer software depreciation	16	23
Sundry losses	72	43
Loan collection expense	8	46
Other miscellaneous expense	343	378

Total other miscellaneous operating expenses	$1,283	$1,214

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the three months ended March 31, 2015, the Company’s expense for income taxes increased $143,000 from the same period last year, from $625,000 to $768,000.

The increase in provision for income taxes for the period presented is primarily attributable to the respective level of earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	March 31, 2015	December 31, 2014

Undisbursed loan commitments	$184,011	$171,019
Standby letters of credit	2,132	2,099
Commitments to sell loans	4,594	1,230
	$190,737	$174,348

The reserve for unfunded lending commitments amounted to $793,000 at March 31, 2015 and December 31, 2014, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2015 and December 31, 2014:

	At March 31, 2015			At December 31, 2014
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$2,076	$82	$1,994	$2,151	$82	$2,069
Commercial real estate	659	—	659	672	—	672
Agriculture	—	—	—	—	—	—
Residential mortgage	1,665	—	1,665	1,691	—	1,691
Residential construction	66	—	66	71	—	71
Consumer	599	—	599	652	—	652
Total non-accrual loans	$5,065	$82	$4,983	$5,237	$82	$5,155

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

Non-accrual loans amounted to $5,065,000 at March 31, 2015 and were comprised of seven commercial loans totaling $2,076,000, five commercial real estate loans totaling $659,000, six residential mortgage loans totaling $1,665,000, two residential construction loans totaling $66,000 and four consumer loans totaling $599,000.  Non-accrual loans amounted to $5,237,000 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691,000, two residential construction loans totaling $71,000, five commercial real estate loans totaling $672,000, seven commercial loans totaling $2,151,000, and five consumer loans totaling $652,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of March 31, 2015, totaled approximately $3,143,000 or 62.1% of total non-accrual loans and consisted of two residential mortgage loans totaling $1,005,000, supported by residential properties located within the Company’s market area, two commercial and industrial loans totaling $1,715,000, supported by the business assets of the borrower, and one consumer loan totaling $423,000, supported by residential property located within the Company’s market area.  The collateral securing these loans is generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2014, totaled approximately $3,193,000 or 61.0% of total non-accrual loans and consisted of two residential mortgage loans totaling $1,014,000, supported by residential property located within the Company’s market area, two commercial and industrial loans totaling $1,756,000, supported by the business assets of the borrower, and one consumer loan totaling $423,000, supported by residential property located within the Company’s market area.  The collateral securing all of these loans is generally appraised every six months.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at March 31, 2015 and December 31, 2014 consisting of loans on non-accrual status totaled $5,065,000 and $5,237,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $5,435,000 and $5,467,000 at March 31, 2015 and December 31, 2014, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $908,000 or 15.4% to $4,983,000 during the first three months of 2015.  Non-performing assets, net of guarantees, represented 0.5% of total assets at March 31, 2015.

	At March 31, 2015			At December 31, 2014
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$5,065	$82	$4,983	$5,237	$82	$5,155
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	5,065	82	4,983	5,237	82	5,155
Other real estate owned	—	—	—	736	—	736
Total non-performing assets	5,065	82	4,983	5,973	82	5,891

Non-performing loans to total loans			0.9%			1.0%
Non-performing assets to total assets			0.5%			0.6%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			178.5%			166.5%

The Company had no loans 90 days or more past due and still accruing at March 31, 2015 and December 31, 2014.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  OREO amounted to zero and $736,000 as of March 31, 2015 and December 31, 2014, respectively.

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

The following table summarizes the Allowance for Loan Losses of the Company during the three-month periods ended March 31, 2015 and 2014, and for the year ended December 31, 2014:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2015	2014	2014

Balance at beginning of period	$8,583	$9,353	$9,353
Provision for loan losses	350	600	1,800
Loans charged-off:
Commercial	—	(1,062)	(2,288)
Commercial Real Estate	—	—	(69)
Agriculture	—	—	—
Residential Mortgage	—	—	(71)
Residential Construction	—	—	—
Consumer	(67)	(302)	(393)

Total charged-off	(67)	(1,364)	(2,821)

Recoveries:
Commercial	12	12	58
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	1	2	86
Consumer	15	43	107

Total recoveries	28	57	251

Net charge-offs	(39)	(1,307)	(2,570)

Balance at end of period	$8,894	$8,646	$8,583

Ratio of net charge-offs to average loans outstanding
during the period (annualized)	(0.03%)	(1.03%)	(0.49%)
Allowance for loan losses
To total loans at the end of the period	1.63%	1.68%	1.57%
To non-performing loans, net of guarantees at the end of the period	178.5%	87.7%	166.5%

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2015, the Company had the following deposit mix: 30.0% in savings and MMDA deposits, 9.5% in time deposits, 27.3% in interest-bearing transaction deposits and 33.2% in non-interest-bearing transaction deposits.  At December 31, 2014, the Company had the following deposit mix: 30.8% in savings and MMDA deposits, 10.0% in time deposits, 25.6% in interest-bearing transaction deposits and 33.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $250,000 or more outstanding at March 31, 2015 and December 31, 2014 are summarized as follows:

	(in thousands)
	March 31, 2015	December 31, 2014
Three months or less	$3,553	$8,369
Over three to twelve months	13,151	9,598
Over twelve months	3,643	2,636
Total	$20,347	$20,603

The decrease in time certificates of deposit (CD's) of $250,000 or more is primarily attributable to maturities of time deposits, which was partially offset by the additions of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 60.6% on March 31, 2015.  In addition, on March 31, 2015, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $669,000 in securities due within one year or less; and $41,596,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $57,000,000 at March 31, 2015.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at March 31, 2015 of $221,164,000; credit availability is subject to certain collateral requirements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2015, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2015.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$89,204	9.08%	5.0%
Common Equity Tier 1	$89,204	14.44%	6.5%
Tier 1 Risk-Based	$89,204	14.44%	8.0%
Total Risk-Based	$96,949	15.69%	10.0%

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules replaced the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The Bank became subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in through December 31, 2017. We are currently evaluating the impact of these changes on our future regulatory capital position.

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2015, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2015.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2014 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At March 31, 2015, approximately 76% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At March 31, 2015, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 72% and 4%, respectively, of the total loans in the Bank’s portfolio.  At March 31, 2015, all of the Bank’s real estate mortgage and construction loans and approximately 3% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have and will continue to impact our residential mortgage lending business.  For additional information, see “Business – Certain CFPB Rules” in Item 1 in our Annual Report on Form 10-K.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At March 31, 2015, approximately 76% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.
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

In addition, in the recent past, the State government of California has experienced budget shortfalls or deficits that have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved, in the November 2012 general elections, certain increases in the rate of income taxation in California, and also elected Democratic super-majorities in both Houses of the California legislature, thus potentially facilitating further increases in California tax rates. As a consequence, California’s current budget does not reflect a deficit, however, there can be no assurance that the state’s fiscal and budgetary challenges will be readily resolved. In addition, the impact of increased rates of income taxation on the level of economic activity in California cannot be predicted at this time.

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

Poor economic conditions in California, and especially the regional markets we serve, will cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units continue or economic conditions in California decline further, we expect that our level of problem assets will increase and our prospects for growth will be impaired.  The severe drought which California has experienced in recent years, if it continues, may also cause further difficulties for the California economy, particularly in the agricultural sector.  In April 2015, California Governor, Edmund G. Brown, Jr., issued an executive order directing the State Water Resource Control Board to implement mandatory water reductions in cities and towns across California to reduce water usage by 25%.  The impact of this and other measures in response to the drought on the California business climate and economy cannot be predicted.

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

In March of 2015, the Federal bank regulators issued two related statements regarding cybersecurity.  One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution.  The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware.  A financial institution is also expected to develop appropriate processes that enable recovery of data and business operations and that address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.   While we do not believe that these statements contain any new regulatory expectations, we are continuing to evaluate them and they do indicate that the regulators regard cybersecurity to be a matter of great importance for U.S. financial institutions.  A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial penalties.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 6, 2015	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Senior Executive Vice President / Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)