Form 10-Q
period 2015-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2015-08-05
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares of Common Stock outstanding as of July 30, 2015 was 10,256,219.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except shares and per share amounts)	2015	2014

Assets

Cash and cash equivalents	$225,749	$216,192
Certificate of deposits	11,937	12,860
Investment securities – available-for-sale	156,213	151,226
Loans, net of allowance for loan losses of $9,106 at June 30, 2015
and $8,583 at December 31, 2014	570,540	537,979
Loans held-for-sale	486	491
Stock in Federal Home Loan Bank and other equity securities, at cost	3,934	3,934
Premises and equipment, net	7,096	7,278
Other real estate owned	407	736
Interest receivable and other assets	25,752	27,188

Total Assets	$1,002,114	$957,884

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$299,435	$287,717
Interest-bearing transaction deposits	242,181	219,396
Savings and MMDA's	273,569	263,766
Time, under $250,000	63,300	65,570
Time, $250,000 and over	19,882	20,603
Total deposits	898,367	857,052

Interest payable and other liabilities	8,555	8,781

Total Liabilities	906,922	865,833

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference,
22,847 shares authorized; 12,847 shares issued and outstanding at June 30, 2015 and December 31, 2014	12,847	12,847
Common stock, no par value; 16,000,000 shares authorized;
10,256,219 shares issued and outstanding at June 30, 2015 and 10,207,043 shares issued and outstanding at December 31, 2014	70,221	70,015
Additional paid-in capital	977	977
Retained earnings	11,357	8,146
Accumulated other comprehensive (loss) income, net	(210)	66
Total Stockholders’ Equity	95,192	92,051

Total Liabilities and Stockholders’ Equity	$1,002,114	$957,884

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands, except per share amounts)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest and dividend income:
Loans	$7,078	$6,664	$13,800	$13,078
Due from banks interest bearing accounts	164	154	320	279
Investment securities
Taxable	694	717	1,435	1,491
Non-taxable	66	98	130	197
Other earning assets	222	61	298	128
Total interest and dividend income	8,224	7,694	15,983	15,173
Interest expense:
Deposits	293	336	586	661
Total interest expense	293	336	586	661
Net interest income	7,931	7,358	15,397	14,512
Provision for loan losses	—	600	350	1,200
Net interest income after provision for loan losses	7,931	6,758	15,047	13,312
Non-Interest income:
Service charges on deposit accounts	494	537	1,013	1,090
Gains on sales of loans held-for-sale	292	143	425	277
Investment and brokerage services income	151	164	295	321
Mortgage brokerage income	18	6	23	6
Loan servicing income	198	104	311	221
Fiduciary activities income	129	137	257	336
Debit card income	528	493	1,004	886
Other income	212	244	425	439
Total non-interest income	2,022	1,828	3,753	3,576
Non-Interest expenses:
Salaries and employee benefits	4,415	3,765	8,504	7,525
Occupancy and equipment	699	730	1,406	1,458
Data processing	436	464	847	831
Stationery and supplies	111	92	200	174
Advertising	92	67	172	173
Directors’ fees	75	69	137	122
Other real estate owned expense	22	38	24	41
Gains on sales of other real estate owned	—	—	(161)	—
Impairment on other interest earning asset	—	50	—	50
Other expense	1,373	1,365	2,656	2,579
Total non-interest expenses	7,223	6,640	13,785	12,953
Income before provision for income taxes	2,730	1,946	5,015	3,935
Provision for income taxes	960	607	1,728	1,232

Net income	$1,770	$1,339	$3,287	$2,703

Preferred stock dividends	$(32)	$(32)	$(64)	$(64)
Net income available to common shareholders	$1,738	$1,307	$3,223	$2,639

Basic earnings per common share	$0.17	$0.13	$0.32	$0.26
Diluted earnings per common share	$0.17	$0.13	$0.32	$0.26

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$1,770	$1,339	$3,287	$2,703
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities:
Unrealized holding gains (losses) arising during the period, net of tax effect of $(411) and $508 for the three-month periods ended June 30, 2015 and June 30, 2014, respectively, and $(161) and $852 for the six-month periods ended June 30, 2015 and June 30, 2014, respectively	(618)	761	(243)	1,277
Directors’ and officer’s retirements plan equity adjustments, net of tax effect of $0 for the three-month periods ended June 30, 2015 and June 30, 2014, and $(22) and $0 for the six-month periods ended June 30, 2015 and June 30, 2014, respectively	—	—	(33)	—
Other comprehensive (loss) income	$(618)	$761	$(276)	$1,277

Comprehensive income	$1,152	$2,100	$3,011	$3,980

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Income (loss)	Total

Balance at December 31, 2014	12,847	$12,847	10,207,043	$70,015	$977	$8,146	$66	$92,051

Net income						3,287		3,287

Other comprehensive loss							(276)	(276)

Stock dividend adjustment			682	6		(6)		—
Dividend on preferred stock						(64)		(64)
Cash in lieu of fractional shares			(128)			(6)		(6)
Stock-based compensation and related tax benefit				116				116
Common shares issued related to restricted stock grants			28,901					—
Stock options exercised			19,721	84				84

Balance at June 30, 2015	12,847	$12,847	10,256,219	$70,221	$977	$11,357	$(210)	$95,192

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash Flows From Operating Activities
Net income	$3,287	$2,703
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	333	334
Accretion and amortization of investment securities premiums and discounts, net	1,002	1,080
Decrease (increase) in deferred loan origination costs, net	122	(24)
Provision for loan losses	350	1,200
Stock based compensation	116	93
Impairment on other interest earning assets	—	50
Gains on sales of other real estate owned	(161)	—
Gains on sales of loans held-for-sale	(425)	(277)
Proceeds from sales of loans held-for-sale	23,509	12,564
Originations of loans held-for-sale	(23,079)	(12,208)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	1,619	590
Net decrease in interest payable and other liabilities	(281)	(1,550)
Net cash provided by operating activities	6,392	4,555

Cash Flows From Investing Activities
Proceeds from call or maturities of available-for-sale securities	4,540	8,000
Principal repayments on available-for-sale securities	12,682	10,636
Purchase of available-for-sale securities	(23,615)	(6,298)
Net decrease in certificate of deposits	923	435
Net increase in loans	(33,440)	(16,911)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	—	(267)
Proceeds from sale of other real estate owned	897	—
Purchases of premises and equipment, net	(151)	(272)
Net cash (used in) investing activities	(38,164)	(4,677)

Cash Flows From Financing Activities
Net increase in deposits	41,315	30,711
Cash dividends paid in lieu of fractional shares	(6)	(5)
Stock options exercised	84	—
Cash dividends paid on preferred stock	(64)	(64)
Net cash provided by financing activities	41,329	30,642

Net increase in Cash and Cash Equivalents	9,557	30,520
Cash and Cash Equivalents, beginning of period	216,192	165,447
Cash and Cash Equivalents, end of period	$225,749	$195,967

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$578	$657
Income taxes	$1,310	$752
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$3,103	$2,065
Transfer of loans held-for-investment to other real estate owned	$407	$462
Directors' & Officer's Retirement Plan Equity Adj, net of tax	$(33)	$—
Unrealized holding (losses) gains on available for sale securities, net of taxes	$(243)	$1,277
See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014 and December 31, 2014

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

Recently Issued Accounting Pronouncements:

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures.  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Disclosures for a change in accounting principle are required upon transition.  The amendments should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted.  The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In January 2014, FASB issued ASU 2014-05, Service Concession Arrangements.  The amendments specify that an operating entity should not account for a service concession arrangement that is within the scope of this ASU as a lease in accordance with Topic 840.  An operating entity should refer to other Topics as applicable to account for various aspects of a service concession arrangement.  The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity.  The amendments in this ASU should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption.  The modified retrospective approach requires the cumulative effect of applying this ASU to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In August 2014, FASB issued ASU 2014-14, Receivables- Troubled Debt Restructuring by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The amendment affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.  It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are present:

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements- Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendment defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  The amendments are effective for a public business entity for annual periods ending after December 15, 2016, and interim periods within those annual periods, beginning after December 15, 2016.  The Company does not expect the adoption of this update to have a significant impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  Effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the adoption of this update to have a significant impact on the Company’s consolidated financial statements.

In June 2015, FASB issued ASU 2015-10, Technical Corrections and Improvements.  The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.  The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. The Company does not expect the adoption of this update to have a significant impact on the Company’s consolidated financial statements.

Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.  There was no impact to the net income, earnings per share, or stockholders’ equity as a result of reclassifications.

2.           LOANS

The composition of the Company’s loan portfolio, by loan class, is as follows:

($ in thousands)	June 30, 2015	December 31, 2014

Commercial	$125,789	$120,751
Commercial Real Estate	284,084	256,955
Agriculture	68,199	61,144
Residential Mortgage	44,888	50,511
Residential Construction	9,367	5,963
Consumer	46,114	49,911

	578,441	545,235
Allowance for loan losses	(9,106)	(8,583)
Net deferred origination fees and costs	1,205	1,327

Loans, net	$570,540	$537,979

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

As of June 30, 2015, approximately 49% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 8% in principal amount of the Company’s loans were residential mortgage loans.  Approximately 1% in principal amount of the Company’s loans were residential construction loans.  Approximately 12% in principal amount of the Company’s loans were for agriculture and 22% in principal amount of the Company’s loans were for general commercial uses including professional, retail and small businesses.  Approximately 8% in principal amount of the Company’s loans were consumer loans.

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

At June 30, 2015 and December 31, 2014, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company’s non-accrual loans by loan class, as of June 30, 2015 and December 31, 2014 were as follows:

($ in thousands)	June 30, 2015	December 31, 2014

Commercial	$1,814	$2,151
Commercial Real Estate	908	672
Agriculture	—	—
Residential Mortgage	1,008	1,691
Residential Construction	61	71
Consumer	602	652

	$4,393	$5,237

Non-accrual loans amounted to $4,393,000 at June 30, 2015 and were comprised of five commercial loans totaling $1,814,000, six commercial real estate loans totaling $908,000, three residential mortgage loans totaling $1,008,000, one residential construction loan totaling $61,000 and four consumer loans totaling $602,000.  Non-accrual loans amounted to $5,237,000 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691,000, two residential construction loans totaling $71,000, five commercial real estate loans totaling $672,000, seven commercial loans totaling $2,151,000, and five consumer loans totaling $652,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of June 30, 2015 and December 31, 2014 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
June 30, 2015
Commercial	$—	$—	$—	$—	$125,789	$125,789
Commercial Real Estate	138	535	239	912	283,172	284,084
Agriculture	—	—	—	—	68,199	68,199
Residential Mortgage	125	—	1,008	1,133	43,755	44,888
Residential Construction	—	—	—	—	9,367	9,367
Consumer	1	174	428	603	45,511	46,114
Total	$264	$709	$1,675	$2,648	$575,793	$578,441

December 31, 2014
Commercial	$—	$—	$82	$82	$120,669	$120,751
Commercial Real Estate	—	—	239	239	256,716	256,955
Agriculture	—	—	—	—	61,144	61,144
Residential Mortgage	1,172	—	457	1,629	48,882	50,511
Residential Construction	—	—	—	—	5,963	5,963
Consumer	2	1	472	475	49,436	49,911
Total	$1,174	$1	$1,250	$2,425	$542,810	$545,235

The Company had no loans that were 90 days or more past due and still accruing at June 30, 2015 and December 31, 2014.  Included in the aging loan category labeled “current” are non-accrual loans that were not delinquent with respect to contractual principal and interest payments as of June 30, 2015 and December 31, 2014.  These loans are categorized as non-accrual loans and are not accruing interest as of June 30, 2015 and December 31, 2014.  Non-accrual loans outstanding at June 30, 2015 and December 31, 2014 are disclosed in the table above.

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

Impaired loans, segregated by loan class, as of June 30, 2015 and December 31, 2014 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2015
Commercial	$2,820	$2,022	$700	$2,722	$36
Commercial Real Estate	1,221	908	299	1,207	43
Agriculture	—	—	—	—	—
Residential Mortgage	4,048	1,008	2,807	3,815	628
Residential Construction	999	61	811	872	107
Consumer	1,642	673	700	1,373	17
Total	$10,730	$4,672	$5,317	$9,989	$831

December 31, 2014
Commercial	$2,803	$2,147	$531	$2,678	$39
Commercial Real Estate	990	672	304	976	45
Agriculture	—	—	—	—	—
Residential Mortgage	5,666	1,691	2,956	4,647	646
Residential Construction	1,065	71	826	897	107
Consumer	1,506	780	726	1,506	23
Total	$12,030	$5,361	$5,343	$10,704	$860

    The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three-month periods ended June 30, 2015 and June 30, 2014 was as follows:

($ in thousands)	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,650	$12	$3,875	$7
Commercial Real Estate	1,084	4	3,406	24
Agriculture	—	—	515	—
Residential Mortgage	4,205	27	5,357	42
Residential Construction	879	9	925	12
Consumer	1,428	9	1,494	20
Total	$10,246	$61	$15,572	$105

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the six-month periods ended June 30, 2015 and June 30, 2014 was as follows:

($ in thousands)	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,659	$20	$4,207	$15
Commercial Real Estate	1,048	8	3,404	43
Agriculture	—	—	655	—
Residential Mortgage	4,352	58	5,484	74
Residential Construction	885	18	937	22
Consumer	1,454	19	1,286	34
Total	$10,398	$123	$15,973	$188

None of the interest on impaired loans was recognized using a cash basis of accounting for the three-month and six-month periods ended June 30, 2015 and June 30, 2014.

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

The Company had $6,272,000 and $6,712,000 in TDR loans as of June 30, 2015 and December 31, 2014, respectively.  Specific reserves for TDR loans totaled $831,000 and $860,000 as of June 30, 2015 and December 31, 2014, respectively.  TDR loans performing in compliance with modified terms totaled $5,596,000 and $5,467,000 as of June 30, 2015 and December 31, 2014, respectively.  There were no commitments to advance more funds on existing TDR loans as of June 30, 2015.

Loans modified as TDRs during the three-month periods ended June 30, 2015 and June 30, 2014, were as follows:

($ in thousands)	Three Months Ended June 30, 2015
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	419	419
Total	1	$419	$419

($ in thousands)	Three Months Ended June 30, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	49	49
Total	1	$49	$49

Loans modified as TDRs during the six-month periods ended June 30, 2015 and June 30, 2014 were as follows:

($ in thousands)	Six Months Ended June 30, 2015
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$419	$419
Consumer	1	109	109
Total	2	$528	$528

($ in thousands)	Six Months Ended June 30, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$49	$49
Consumer	2	498	498
Total	3	$547	$547

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a TDR within the previous 12 months and for which there was a payment default during the three-month and six-month periods ended June 30, 2015 and June 30, 2014.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk-rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents the risk ratings by loan class as of June 30, 2015 and December 31, 2014:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Commercial	$117,650	$4,592	$3,547	$—	$—	$125,789
Commercial Real Estate	263,046	16,865	4,173	—	—	284,084
Agriculture	68,199	—	—	—	—	68,199
Residential Mortgage	43,291	384	1,213	—	—	44,888
Residential Construction	8,805	462	100	—	—	9,367
Consumer	43,882	361	1,871	—	—	46,114
Total	$544,873	$22,664	$10,904	$—	$—	$578,441

December 31, 2014
Commercial	$112,751	$3,255	$4,745	$—	$—	$120,751
Commercial Real Estate	240,808	10,607	5,540	—	—	256,955
Agriculture	61,144	—	—	—	—	61,144
Residential Mortgage	46,043	997	3,471	—	—	50,511
Residential Construction	5,386	467	110	—	—	5,963
Consumer	46,234	944	2,733	—	—	49,911
Total	$512,366	$16,270	$16,599	$—	$—	$545,235

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2015.

Three-month period ended June 30, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2015	$3,325	$2,485	$646	$1,047	$195	$826	$370	$8,894
Provision for loan losses	(141)	399	206	(297)	(107)	(173)	113	—

Charge-offs	—	—	—	(132)	—	(18)	—	(150)
Recoveries	75	4	—	215	56	12	—	362
Net recoveries	75	4	—	83	56	(6)	—	212
Balance as of June 30, 2015	$3,259	$2,888	$852	$833	$144	$647	$483	$9,106

Six-month period ended June 30, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for loan losses	(409)	1,059	272	(431)	(74)	(181)	114	350

Charge-offs	—	—	—	(132)	—	(85)	—	(217)
Recoveries	87	4	—	215	57	27	—	390
Net recoveries	87	4	—	83	57	(58)	—	173
Balance as of June 30, 2015	$3,259	$2,888	$852	$833	$144	$647	$483	$9,106

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2015.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$36	$43	$—	$628	$107	$17	$—	$831
Loans collectively evaluated for impairment	3,223	2,845	852	205	37	630	483	8,275
Ending Balance	$3,259	$2,888	$852	$833	$144	$647	$483	$9,106

    The following table details activity in the allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2014.

Three-month period ended June 30, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2014	$3,282	$2,150	$439	$1,173	$258	$967	$377	$8,646
Provision for loan losses	1,191	(390)	—	(47)	(64)	49	(139)	600

Charge-offs	(1,024)	(69)	—	—	—	(26)	—	(1,119)
Recoveries	22	—	—	—	2	23	—	47
Net charge-offs	(1,002)	(69)	—	—	2	(3)	—	(1,072)
Balance as of June 30, 2014	$3,471	$1,691	$439	$1,126	$196	$1,013	$238	$8,174

Six-month period ended June 30, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for loan losses	2,323	(530)	(118)	(90)	(248)	252	(389)	1,200

Charge-offs	(2,085)	(69)	—	—	—	(328)	—	(2,482)
Recoveries	34	—	—	—	3	66	—	103
Net charge-offs	(2,051)	(69)	—	—	3	(262)	—	(2,379)
Balance as of June 30, 2014	$3,471	$1,691	$439	$1,126	$196	$1,013	$238	$8,174

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

    The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2014.

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

The Company’s investment in loans as of June 30, 2015, June 30, 2014, and December 31, 2014 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2015
Loans individually evaluated for impairment	$2,722	$1,207	$—	$3,815	$872	$1,373	$9,989
Loans collectively evaluated for impairment	123,067	282,877	68,199	41,073	8,495	44,741	568,452
Ending Balance	$125,789	$284,084	$68,199	$44,888	$9,367	$46,114	$578,441

June 30, 2014
Loans individually evaluated for impairment	$3,248	$3,119	$—	$5,321	$920	$1,315	$13,923
Loans collectively evaluated for impairment	116,342	244,801	50,374	46,270	6,973	50,389	515,149
Ending Balance	$119,590	$247,920	$50,374	$51,591	$7,893	$51,704	$529,072

December 31, 2014
Loans individually evaluated for impairment	$2,678	$976	$—	$4,647	$897	$1,506	$10,704
Loans collectively evaluated for impairment	118,073	255,979	61,144	45,864	5,066	48,405	534,531
Ending Balance	$120,751	$256,955	$61,144	$50,511	$5,963	$49,911	$545,235

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2015 for cash proceeds equal to the fair value of the loans.

The recorded value of mortgage servicing rights is included in other assets on the condensed consolidated balance sheets, and is amortized in proportion to, and over the period of, estimated net servicing revenues.  The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates.  Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions.  The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.  Impairment, if any, is recognized through a valuation allowance for each individual stratum.  Changes in the carrying amount of mortgage servicing rights are reported in earnings under other non-interest income on the condensed consolidated statements of income.

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014

Constant prepayment rate	12.19%	12.12%
Discount rate	10.06%	10.06%
Weighted average life (years)	6.17	6.25

At June 30, 2015 and December 31, 2014, the Company’s mortgage loans held-for-sale were $486,000 and $491,000, respectively.  At June 30, 2015, and December 31, 2014, the Company serviced real estate mortgage loans for others totaling $237,906,000 and $238,974,000, respectively.

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2015 and December 31, 2014.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2014	Additions	Reductions	June 30, 2015

Mortgage servicing rights	$1,862	$199	$(187)	$1,874
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,862	$199	$(187)	$1,874

At June 30, 2015 and December 31, 2014, the estimated fair value of the Company’s mortgage servicing rights asset was $2,001,000 and $2,068,000, respectively.

The Company received contractually specified servicing fees of $149,000 and $152,000 for the three- month periods ended June 30, 2015 and June 30, 2014, respectively.  The Company received contractually specified servicing fees of $300,000 and $305,000 for the six-month periods ended June 30, 2015 and June 30, 2014, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

The following table presents a reconciliation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2015 and 2014.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$1,770	$1,339	$3,287	$2,703
Preferred stock dividend	$(32)	$(32)	$(64)	$(64)
Net income available to common stockholders	$1,738	$1,307	$3,223	$2,639

Weighted average common shares outstanding	10,170,640	10,119,433	10,152,942	10,112,748
Basic EPS	$0.17	$0.13	$0.32	$0.26

Diluted earnings per share:
Net income	$1,770	$1,339	$3,287	$2,703
Preferred stock dividend	$(32)	$(32)	$(64)	$(64)
Net income available to common stockholders	$1,738	$1,307	$3,223	$2,639

Weighted average common shares outstanding	10,170,640	10,119,433	10,152,942	10,112,748

Effect of dilutive shares	50,319	47,108	55,927	49,979

Adjusted weighted average common shares outstanding	10,220,959	10,166,541	10,208,869	10,162,727
Diluted EPS	$0.17	$0.13	$0.32	$0.26

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 164,321 shares and 253,865 shares for the three-month periods ended June 30, 2015 and 2014, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 173,826 shares and 253,865 shares for the six-month periods ended June 30, 2015 and 2014, respectively.  There were no non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect for the three-month periods ended June 30, 2015 and 2014.  Non-vested shares of restricted stock that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to zero shares and 12,871 shares for the six-month periods ended June 30, 2015 and 2014, respectively.

5.    STOCK PLANS

On January 22, 2015, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2015.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2015.
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	247,809	$12.02
Granted	—	—
Expired	(7,734)	$21.32
Cancelled / Forfeited	(11,382)	$16.28
Exercised	—	—
Options outstanding at End of Period	228,693	$11.49	$205,654	4.69
Exercisable (vested) at End of Period	157,044	$13.56	$156,511	2.76

The following table presents the activity related to stock options for the six months ended June 30, 2015.
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	313,483	$11.54
Granted	41,047	$7.60
Expired	(94,609)	$10.93
Cancelled / Forfeited	(11,382)	$16.28
Exercised	(19,846)	$4.23
Options outstanding at End of Period	228,693	$11.49	$205,654	4.69
Exercisable (vested) at End of Period	157,044	$13.56	$156,511	2.76

The weighted average grant date fair value per share of options granted during the six-month period ended June 30, 2015 was $2.67 per share.

As of June 30, 2015, there was $166,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 3.00 years.

There was $32,000 of recognized compensation cost related to stock options granted for the six months ended June 30, 2015.

A summary of the weighted average assumptions used in valuing stock options during the three months and six months ended June 30, 2015 is presented below.

	Three Months Ended	Six Months Ended
	June 30, 2015*	June 30, 2015
Risk Free Interest Rate	—	1.61%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	37.38%
* There were no stock options granted during the three-month period ended June 30, 2015.
The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2015.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	85,579	$6.54
Granted	—	—
Cancelled / Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	85,579	$6.54	$654,679	8.49

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2015.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	73,827	$5.64
Granted	30,056	$7.59
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(18,304)	$4.66
Non-vested restricted stock outstanding at End of Period	85,579	$6.54	$654,679	8.49
The weighted average fair value of restricted stock granted during the six-month period ended June 30, 2015 was $7.59 per share.

    As of June 30, 2015, there was $366,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.96 years.  There was $71,000 of recognized compensation cost related to restricted stock awards for the six months ended June 30, 2015.

The Company has an Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, the Company is authorized to issue shares of common stock to eligible employees.  There are 322,385 (adjusted for the 2015 stock dividend) shares authorized under the 2006 Amended ESPP.  The 2006 Amended ESPP will expire on March 15, 2016.  In May 2015, the Company’s shareholders approved the 2016 ESPP, which will become effective on March 16, 2016.  There are 250,000 shares authorized under the 2016 ESPP, which include authorized but unissued shares under the 2006 Amended ESPP.  The 2016 ESPP will expire on March 16, 2026. The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2014 to November 23, 2015.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of June 30, 2015, there was $10,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $13,000 of recognized compensation cost related to ESPP issuances for the six-month period ended June 30, 2015.

The weighted average fair value at issuance date during the six-month period ended June 30, 2015 was $1.67.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months and six months ended June 30, 2015 is presented below.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Risk Free Interest Rate	0.14%	0.14%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	15.10%	15.10%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At June 30, 2015 there were no loans held-for-sale that required a write-down.

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

At June 30, 2015, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:
	(in thousands)
June 30, 2015	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$29,686	$—	$29,686	$—
Obligations of states and
political subdivisions	22,031	—	22,031	—
Collateralized mortgage obligations	12,693	—	12,693	—
Mortgage-backed securities	91,803	—	91,803	—

Total investments at fair value	$156,213	$—	$156,213	$—

There were no transfers of assets measured at fair value on a recurring basis between Level 1 and Level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:
	(in thousands)
December 31, 2014	Total	Level 1	Level 2	Level 3
Securities of U.S. government
agencies and corporations	$28,429	$—	$28,429	$—
Obligations of states and
political subdivisions	20,763	—	20,763	—
Collateralized mortgage obligations	12,553	—	12,553
Mortgage-backed securities	89,481	—	89,481	—

Total investments at fair value	$151,226	$—	$151,226	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2015:

June 30, 2015	Total	Level 1	Level 2	Level 3
Other real estate owned	$407	—	—	$407

Total assets at fair value	$407	$—	$—	$407

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2014:

	(in thousands)
December 31, 2014	Total	Level 1	Level 2	Level 3
Impaired loans	$568	$—	$—	$568
Other real estate owned	736	—	—	736

Total assets at fair value	$1,304	$—	$—	$1,304

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2015 and December 31, 2014.

Key methods and assumptions used in measuring the fair value of impaired loans and other real estate owned as of June 30, 2015 and December 31, 2014 were as follows:

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

8.    FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash & Cash Equivalents and Certificates of Deposit

The carrying amounts reported in the condensed consolidated balance sheets for cash and short-term instruments are a reasonable estimate of fair value.  The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization.  Therefore, the Company believes the measurement of fair value of cash & cash equivalents and certificates of deposit are derived from Level 1 inputs.

Stock in Federal Home Loan Bank and other equity securities, at cost

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

Loans Held-for-Sale

For loans held for sale, the fair value is based on what secondary markets are currently offering for portfolios with similar characteristics. See Note 6, Fair Value Measurement included in these notes to condensed consolidated financial statements.

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

Deposit Liabilities

The Company measures fair value of deposits using Level 2 and Level 3 inputs.  The fair value of deposits were derived by discounting their expected future cash flows back to their present values based on the FHLB yield curve, and their expected decay rates for non-maturing deposits.  The Company is able to obtain FHLB yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy.  Decay rates were developed through internal analysis, and are supported by recent years of the Bank’s transaction history.  The inputs used by the Company to derive the decay rate assumptions are unobservable inputs, and therefore fall under Level 3 of the fair value hierarchy.

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2015 and December 31, 2014 are approximately as follows:

		June 30, 2015		December 31, 2014
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$225,749	$225,749	$216,192	$216,192
Certificates of deposit	1	11,937	11,937	12,860	12,860
Stock in FHLB and other equity securities, at cost	2	3,934	3,934	3,934	3,934
Loans receivable:
Net loans	3	570,540	567,129	537,979	535,018
Loans held-for-sale	2	486	486	491	509
Interest receivable	2	2,765	2,765	2,650	2,650
Mortgage servicing rights	3	1,874	2,001	1,862	2,068
Financial liabilities:
Deposits	3	898,367	873,066	857,052	837,150
Interest payable	2	78	78	70	70

9.    INVESTMENT SECURITIES
The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2015 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
Securities of U.S. government agencies and corporations	$29,790	$53	$(157)	$29,686
Obligations of states and political subdivisions	21,578	487	(34)	22,031
Collateralized mortgage obligations	12,803	12	(122)	12,693
Mortgage-backed securities	91,275	817	(289)	91,803

Total debt securities	$155,446	$1,369	$(602)	$156,213

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

There were no proceeds from sales of available-for-sale securities for the six-month and three-month periods ended June 30, 2015 and June 30, 2014.  There were no gross realized gains from sales or calls of available-for-sale securities for the six-month and three-month periods ended June 30, 2015.  There were no gross realized gains from sales or calls of available-for-sale securities for the six-month and three-month periods ended June 30, 2014.  There were no gross realized losses from sales of available-for-sale securities for the six-month and three-month periods ended June 30, 2015.  There was a $50,000 gross realized loss from other equity securities for the six-month and three-month periods ended June 30, 2014.

The amortized cost and estimated market value of debt and other securities at June 30, 2015, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$3,478	$3,485
Due after one year through five years	135,642	136,039
Due after five years through ten years	14,392	14,642
Due after ten years	1,934	2,047

	$155,446	$156,213

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $102,160,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2015, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$7,992	$(22)	$12,965	$(135)	$20,957	$(157)
Obligations of states and political subdivisions	5,524	(34)	—	—	5,524	(34)
Collateralized Mortgage obligations	10,968	(122)	—	—	10,968	(122)
Mortgaged-backed securities	31,202	(163)	6,613	(126)	37,815	(289)

Total	$55,686	$(341)	$19,578	$(261)	$75,264	$(602)

No decline in value was considered “other-than-temporary” during the first six months of 2015.  Forty-eight securities, all considered investment grade, which had a fair value of $55,686,000 and a total unrealized loss of $341,000, have been in an unrealized loss position for less than twelve months as of June 30, 2015.  Sixteen securities, all considered investment grade, which had a fair value of $19,578,000 and a total unrealized loss of $261,000, have been in an unrealized loss position for more than twelve months as of June 30, 2015.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio is other-than-temporarily impaired. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $29,209,000 and $27,868,000 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three-month period ended June 30, 2015.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of March 31, 2015	$1,078	$(678)	$8	$408
Current period other comprehensive loss	(618)	—	—	(618)
Balance as of June 30, 2015	$460	$(678)	$8	$(210)

The following table details activity in accumulated other comprehensive income (loss) for the six-month period ended June 30, 2015.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2014	$703	$(678)	$41	$66
Current period other comprehensive loss	(243)	—	(33)	(276)
Balance as of June 30, 2015	$460	$(678)	$8	$(210)

The following table details activity in accumulated other comprehensive income (loss) for the three-month period ended June 30, 2014.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of March 31, 2014	$(123)	$(480)	$46	$(557)
Current period other comprehensive income	761	—	—	761
Balance as of June 30, 2014	$638	$(480)	$46	$204

The following table details activity in accumulated other comprehensive income (loss) for the six-month period ended June 30, 2014.

($ in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)
Current period other comprehensive income	1,277	—	—	1,277
Balance as of June 30, 2014	$638	$(480)	$46	$204

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2015	December 31, 2014

Undisbursed loan commitments	$170,904	$171,019
Standby letters of credit	2,246	2,099
Commitments to sell loans	4,675	1,230

	$177,825	$174,348

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2015, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At June 30, 2015, there was $2,246,000 issued in performance standby letters of credit.  At June 30, 2015, the Bank had experienced no draws on these letters of credit, resulting in no related liability included on its balance sheet, however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at June 30, 2015, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2015, the Company had no off-balance sheet derivatives requiring additional disclosure.

Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards.  In the past two years, the number of loans the Company has had to repurchase due to deficiencies in underwriting or loan documentation was not significant.  Management believes that any liabilities that may result from such recourse provisions are not significant.

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
In this document and in other SEC filings or other public statements, for example, we make forward-looking statements relating to the following topics, among others:
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

•	Regulatory and compliance controls, processes and requirements and their impact on our business

•	The costs and effects of legal or regulatory actions

•	Expectations regarding draws on performance letters of credit

•	Our regulatory capital requirements, including the recently adopted capital rules by the U.S. federal banking agencies

•	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

•	Credit quality and provision for credit losses and management of asset quality and credit risk

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grading

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•
The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of increases in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans.

•
Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding troubled debt restructurings (TDRs), delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	Expectations regarding an increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

•	The possible impact of the California drought and related governmental responses on economic conditions, especially in the agricultural sector

•	Maintenance of insurance coverage appropriate for our operations

•	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

•	Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and “Risk Factors” and  “Supervision and Regulation” in our 2014 Annual Report on Form 10-K, and in our other reports to the SEC.

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

Significant results and developments during the second quarter and year-to-date 2015 included:

• Net income of $3.3 million for the six months ended June 30, 2015, up 22.2% from $2.7 million earned for the same period last year.

• Net income available to common shareholders of $3.2 million for the six months ended June 30, 2015, up 23.1% from $2.6 million for the same period last year.

• Diluted income per share for the six-month period ended June 30, 2015 was $0.32, up 23.1% from diluted income per share of $0.26 in the same period last year.

• Net interest income increased in the six months ended June 30, 2015 by $0.9 million, or 6.2%, to $15.4 million from $14.5 million in the same period last year.  The increase in net interest income was primarily due to an increase in interest income on loans and other interest-earning assets and a decrease in interest expense, which was partially offset by a decrease in interest income on investment securities.  The increase in interest income on loans was primarily due to an increase in average loans, partially offset by a decrease in interest yield.  The increase in interest income on other interest-earning assets was primarily due to a special dividend paid by the FHLB in the current year.  The decrease in interest expense was primarily due to a decrease in interest yield, partially offset by an increase in average balance.  The decrease in interest income on investment securities was due to a decrease in average balance and interest yield.  Net interest margin decreased from 3.33% for the six-month period ended June 30, 2014 to 3.32% for the same period ended June 30, 2015.

●Provision for loan losses of $0.4 million for the six-month period ended June 30, 2015, compared to a provision for loan losses of $1.2 million for the same period in 2014.

• Total assets at June 30, 2015 were $1 billion, an increase of $44.2 million, or 4.6%, compared to total assets at December 31, 2014.

• Total net loans at June 30, 2015 (including loans held-for-sale) increased $32.5 million, or 6.0%, to $571.0 million compared to December 31, 2014.

• Total investment securities at June 30, 2015 increased $5.0 million, or 3.3%, to $156.2 million compared to December 31, 2014.

• Total deposits of $898.4 million at June 30, 2015, represented an increase of $41.3 million, or 4.8%, compared to December 31, 2014.

• Net income of $1.8 million for the three months ended June 30, 2015, up 38.5% from $1.3 million for the same period last year.

• Net income available to common shareholders of $1.7 million for the three months ended June 30, 2015, up 30.8% from $1.3 million for the same period last year.

● Diluted income per share for the three-month period ended June 30, 2015 was $0.17, up 30.8% from diluted income per share of $0.13 in the same period last year.

SUMMARY

The Company recorded net income of $3,287,000 for the six-month period ended June 30, 2015, representing an increase of $584,000 or 21.6% from net income of $2,703,000 for the same period in 2014.  The Company recorded net income of $1,770,000 for the three-month period ended June 30, 2015, representing an increase of $431,000 or 32.2% from net income of $1,339,000 for the same period in 2014.

The following tables present a summary of the results for the three-month and six-month periods ended June 30, 2015 and 2014, and a summary of financial condition at June 30, 2015 and December 31, 2014.

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
(in thousands except for per share amounts)
For the Period:
Net Income	$1,770	$1,339	$3,287	$2,703
Net Income Available to Common Shareholders	$1,738	$1,307	$3,223	$2,639
Basic Earnings Per common Share	$0.17	$0.13	$0.32	$0.26
Diluted Earnings Per Common Share	$0.17	$0.13	$0.32	$0.26

	June 30, 2015	December 31, 2014
(in thousands except for ratios)
At Period End:
Total Assets	$1,002,114	$957,884
Total Loans, Net (including loans held-for-sale)	$571,026	$538,470
Total Investment Securities	$156,213	$151,226
Total Deposits	$898,367	$857,052
Loan-To-Deposit Ratio	63.6%	62.8%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended			Three months ended
	June 30, 2015			June 30, 2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$555,026	$7,078	5.12%	$509,254	$6,664	5.25%
Certificate of deposits	11,936	21	0.71%	11,260	21	0.75%
Interest bearing due from banks	208,357	143	0.28%	193,582	133	0.28%
Investment securities, taxable	152,511	694	1.83%	156,460	717	1.84%
Investment securities, non-taxable (2)	7,186	66	3.68%	9,759	98	4.03%
Other interest earning assets	3,934	222	22.63%	3,884	61	6.30%
Total average interest-earning assets	938,950	8,224	3.51%	884,199	7,694	3.49%
Non-interest-earning assets:
Cash and due from banks	23,193			15,732
Premises and equipment, net	7,184			7,407
Other real estate owned	140			262
Interest receivable and other assets	25,283			26,370
Total average assets	994,750			933,970

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	244,621	81	0.13%	214,175	74	0.14%
Savings and MMDA’s	267,663	126	0.19%	258,333	166	0.26%
Time, under $250,000	64,295	67	0.42%	68,992	68	0.40%
Time, $250,000 and over	20,195	19	0.38%	24,239	28	0.46%
FHLB advances and other borrowings	—	—	—%	5	—	—%
Total average interest-bearing liabilities	596,774	293	0.20%	565,744	336	0.24%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	294,737			272,763
Interest payable and other liabilities	8,263			7,242
Total liabilities	899,774			845,749
Total average stockholders’ equity	94,976			88,221
Total average liabilities and stockholders’ equity	$994,750			$933,970
Net interest income and net interest margin (3)		$7,931	3.39%		$7,358	3.34%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of th allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees or approximately $367 and $237 for the three months ended June 30, 2015 and 2014, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4) For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended			Six months ended
	June 30, 2015			June 30, 2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$545,599	$13,800	5.10%	$505,208	$13,078	5.22%
Certificate of deposits	12,215	45	0.74%	11,376	40	0.71%
Interest bearing due from banks	217,540	275	0.25%	189,832	239	0.25%
Investment securities, taxable	150,127	1,435	1.93%	158,628	1,491	1.90%
Investment securities, non-taxable (2)	7,012	130	3.74%	9,743	197	4.08%
Other interest earning assets	3,934	298	15.28%	3,801	128	6.79%
Total average interest-earning assets	936,427	15,983	3.44%	878,588	15,173	3.48%
Non-interest-earning assets:
Cash and due from banks	19,799			16,422
Premises and equipment, net	7,231			7,421
Other real estate owned	181			132
Interest receivable and other assets	25,310			26,675
Total average assets	988,948			929,238

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	237,291	157	0.13%	214,154	148	0.14%
Savings and MMDA’s	268,288	259	0.19%	254,490	325	0.26%
Time, under $250,000	64,642	130	0.41%	67,999	135	0.40%
Time, $250,000 and over	20,304	40	0.40%	23,890	53	0.45%
FHLB advances and other borrowings	—	—	—%	2	—	—%
Total average interest-bearing liabilities	590,525	586	0.20%	560,535	661	0.24%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	296,146			273,645
Interest payable and other liabilities	8,170			7,715
Total liabilities	894,841			841,895
Total average stockholders’ equity	94,107			87,343
Total average liabilities and stockholders’ equity	$988,948			$929,238
Net interest income and net interest margin (3)		$15,397	3.32%		$14,512	3.33%

(1) Average balances for loan include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is exculded. Loan interest income includes loan fees of approximately $583 and $477 for the six months ended June 30, 2015 and 2014, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4) For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $9,557,000 or 4.4% increase in cash and cash equivalents, a $4,987,000 or 3.3% increase in investment securities available-for-sale, a $32,561,000 or 6.1% increase in net loans held-for-investment, a $923,000 or 7.2% decrease in certificate of deposits, a $329,000 or 44.7% decrease in other real estate owned and a $1,436,000 or 5.3% decrease in interest receivable and other assets from December 31, 2014 to June 30, 2015.  The increase in cash and cash equivalents was primarily due to an increase in non-interesting bearing due from accounts, which was partially offset by a decrease in Federal Reserve Bank accounts.  The increase in investment securities available-for-sale was primarily the result of the purchase of U.S. government agencies, municipal securities, and mortgage-backed securities, partially offset by the payments on mortgage-backed securities and maturities and calls of U.S. government agencies and municipal securities.  The increase in loans held-for investment was primarily due to increased loan demand.  The following loan categories had increases in the six months ended June 30, 2015:  commercial, commercial real estate, agriculture, and residential construction.  The following loan categories had decreases in that period: residential mortgage and consumer.  The decrease in other real estate owned was primarily due to the sale of two properties, which was partially offset by the addition of one property.  The decrease in interest receivable and other assets was mainly due to a decrease in accrued income and other receivable.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $41,315,000 from December 31, 2014 to June 30, 2015.  The increase in deposits was due to increases in demand accounts, interest-bearing transaction deposits, savings accounts and money market accounts, which were partially offset by decreases in time deposits.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the six-month period ended June 30, 2015.

Interest income on loans for the six-month period ended June 30, 2015 was up 5.5% from the same period in 2014, increasing from $13,078,000 to $13,800,000, and was up 6.2% for the three-month period ended June 30, 2015 over the same period in 2014, increasing from $6,664,000 to $7,078,000.  The increase in interest income on loans for the six-month period ended June 30, 2015 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 12 basis point decrease in loan yields.  The increase in interest income on loans for the three-month period ended June 30, 2015 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 13 basis point decrease in loan yields.  The decrease in loan yields was primarily due to the origination of new loans and the repricing of existing loans at lower rates.

Interest income on investment securities available-for-sale for the six-month period ended June 30, 2015 was down 7.3% from the same period in 2014, decreasing from $1,688,000 to $1,565,000 and was down 6.8% for the three-month period ended June 30, 2015 over the same period in 2014, decreasing from $815,000 to $760,000. The decrease in interest income on investment securities for the six-month and three-month periods ended June 30, 2015 as compared to the same period a year ago was primarily due to a decrease in average investment securities and a decrease in the yields of investment securities of 1 and 6 basis points, respectively.

Interest income on interest-bearing due from banks for the six-month period ended June 30, 2015 was up 14.7% from the same period in 2014, increasing from $279,000 to $320,000, and was up 6.5% for the three-month period ended June 30, 2015 over the same period in 2014, increasing from $154,000 to $164,000.  The increase in interest income on interest-bearing due from banks for the six-month period ended June 30, 2015 as compared to the same period a year ago was due to an increase in the average interest-bearing due from banks and certificate of deposits balances outstanding, as well as a 3 basis point increase in certificate of deposits yield.  The increase in interest income on interest-bearing due from banks for the three-month period ended June 30, 2015 as compared to the same period a year ago was due to an increase in the average interest-bearing due from banks and certificate of deposits balances outstanding, which was partially offset by a 4 basis point decrease in certificate of deposits yield.

The Company had no Federal Funds sold balances during the six-month periods ended June 30, 2015 and June 30, 2014.

Interest Expense

Interest expense on deposits and other borrowings for the six-month period ended June 30, 2015 was down 11.4% from the same period in 2014, decreasing from $661,000 to $586,000, and was down 12.8% for the three-month period ended June 30, 2015 over the same period in 2014, decreasing from $336,000 to $293,000.  The decrease in interest expense during the six-month and three-month periods ended June 30, 2015 was primarily due to a 4 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.  The Company had no FHLB advances and related interest expense during the six-month periods ended June 30, 2015 and June 30, 2014.

Provision for Loan Losses

There was a provision for loan losses of $350,000 for the six-month period ended June 30, 2015 compared to a provision for loan losses of $1,200,000 for the same period in 2014.  There was no provision for loan losses for the three-month period ended June 30, 2015 compared to a provision for loan losses of $600,000 for the same period in 2014.  The allowance for loan losses was approximately $9,106,000, or 1.57% of total loans, at June 30, 2015 compared to $8,583,000, or 1.57% of total loans, at December 31, 2014.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three-month and six-month periods in 2015 was primarily due to decreased net charge-offs and improved credit quality of the loan portfolio compared to the same periods in 2014.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the six-month periods ended June 30, 2015 and June 30, 2014.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-Interest income was up 5.0% for the six-month period ended June 30, 2015 from the same period in 2014, increasing from $3,576,000 to $3,753,000.

This increase was primarily due to increases in gains on sales of loans held-for-sale, loan servicing income, and debit card income, which was partially offset by decreases in service charges on deposit accounts and fiduciary activities income.  The increase in gains on sales of loans held-for-sale was due to an increase in originations and sales of loans held-for-sale.  The increase in loan servicing income was primarily due to an increase in mortgage servicing assets booked.  The increase in debit card income was primarily due to an increase in volume of transactions.  The decrease in service charges on deposit accounts was primarily due to a decrease in the volume of service charges on checking accounts.  The decrease in fiduciary activities income was primarily due to a decrease in the demand for those services.

Non-Interest income was up 10.6% for the three-month period ended June 30, 2015 from the same period in 2014, increasing from $1,828,000 to $2,022,000.

This increase was primarily due to increases in gains on sales of loans held-for-sale and loan servicing income, which was partially offset by decreases in service charges on deposit accounts.  The increase in gains on sales of loans held-for-sale was due to an increase in originations and sales of loans held-for-sale.  The increase in loan servicing income was primarily due to an increase in mortgage servicing assets booked.  The decrease in service charges on deposit accounts was primarily due to a decrease in the volume of service charges on checking accounts.

Non-Interest Expenses

Total non-interest expenses were up 6.4% for the six-month period ended June 30, 2015 from the same period in 2014, increasing from $12,953,000 to $13,785,000.

The increase was primarily due to increases in salaries and employee benefits and other expenses, which was partially offset by decreases in occupancy and equipment expense, an increase in gains on sales of other real estate owned, and a decrease in impairment on other interest earning assets.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries, commissions, contingent compensation, and profit sharing.  The increase in other expenses was primarily due to an increase in legal fees, which was partially offset by a decrease in loan collection expense.  The decrease in occupancy and equipment expense was primarily due to a decrease in rent expense.  The increase in gains on sales of other real estate owned was primarily due to an increase in the volume of other real estate owned sales transactions.  The decrease in impairment on other interest-earning assets was due to no impairment recorded on other interest-earning assets during the six-month period ended June 30, 2015.

Total non-interest expenses were up 8.8% for the three-month period ended June 30, 2015 from the same period in 2014, increasing from $6,640,000 to $7,223,000.

The increase was primarily due to increases in salaries and employee benefits, which was partially offset by decreases in occupancy and equipment expense and impairment on other interest-earning assets.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries, commissions, contingent compensation, and profit sharing.  The decrease in occupancy and equipment expense was primarily due to a decrease in rent expense.  The decrease in impairment on other interest-earning assets was due to no impairment recorded on other interest-earning assets during the six-month period ended June 30, 2015.

The following table sets forth other non-interest expenses by category for the three-month and six-month periods ended June 30, 2015 and 2014.

	(in thousands)
	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Other non-interest expenses
FDIC assessments	$155	$155	$310	$290
Contributions	43	27	64	62
Legal fees	187	49	234	72
Accounting and audit fees	74	97	147	177
Consulting fees	94	149	250	277
Postage expense	72	89	164	179
Telephone expense	30	37	64	70
Public relations	51	61	118	118
Training expense	38	37	84	62
Loan origination expense	181	142	336	260
Computer software depreciation	20	14	36	37
Sundry losses	29	37	101	80
Loan collection expense	39	101	47	147
Other non-interest expense	360	370	701	748

Total other non-interest expenses	$1,373	$1,365	$2,656	$2,579

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company’s provision for income taxes.

In the six months ended June 30, 2015, the Company’s expense for income taxes increased $496,000 from the same period last year, from $1,232,000 to $1,728,000.

In the three-months ended June 30, 2015, the Company’s expense for income taxes increased $353,000 from the same period last year, from $607,000 to $960,000.

The increase in provision for income taxes for the period presented was primarily attributable to the respective level of earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2015	December 31, 2014

Undisbursed loan commitments	$170,904	$171,019
Standby letters of credit	2,246	2,099
Commitments to sell loans	4,675	1,230
	$177,825	$174,348

The reserve for unfunded lending commitments amounted to $793,000 at June 30, 2015 and December 31, 2014, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for loan losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk-rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal bank regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes:

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

•
Doubtful Assets – An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable.

Other Real Estate Owned and loans rated Substandard and Doubtful are deemed "classified assets".  This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2015 and December 31, 2014:

	At June 30, 2015			At December 31, 2014
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$1,814	$—	$1,814	$2,151	$82	$2,069
Commercial real estate	908	—	908	672	—	672
Agriculture	—	—	—	—	—	—
Residential mortgage	1,008	—	1,008	1,691	—	1,691
Residential construction	61	—	61	71	—	71
Consumer	602	—	602	652	—	652
Total non-accrual loans	$4,393	$—	$4,393	$5,237	$82	$5,155

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

Non-accrual loans amounted to $4,393,000 at June 30, 2015 and were comprised of five commercial loans totaling $1,814,000, six commercial real estate loans totaling $908,000, three residential mortgage loans totaling $1,008,000, one residential construction loan totaling $61,000 and four consumer loans totaling $602,000.  Non-accrual loans amounted to $5,237,000 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691,000, two residential construction loans totaling $71,000, five commercial real estate loans totaling $672,000, seven commercial loans totaling $2,151,000, and five consumer loans totaling $652,000.  It is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of June 30, 2015, totaled approximately $3,090,000, or 70.3% of total non-accrual loans, and consisted of two residential mortgage loans totaling $990,000, supported by residential properties located within the Company’s market area, two commercial and industrial loans totaling $1,672,000, supported by the business assets of the borrower, and one consumer loan totaling $428,000, supported by residential property located within the Company’s market area.  The collateral securing these loans is generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2014, totaled approximately $3,193,000, or 61.0% of total non-accrual loans, and consisted of two residential mortgage loans totaling $1,014,000, supported by residential property located within the Company’s market area, two commercial and industrial loans totaling $1,756,000, supported by the business assets of the borrower, and one consumer loan totaling $423,000, supported by residential property located within the Company’s market area.  The collateral securing all of these loans is generally appraised every six months.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at June 30, 2015 and December 31, 2014 consisted of loans on non-accrual status totaled $4,393,000 and $5,237,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $5,596,000 and $5,467,000 at June 30, 2015 and December 31, 2014, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,090,000, or 18.5% to $4,801,000 during the first six months of 2015.  Non-performing assets, net of guarantees, represented 0.5% of total assets at June 30, 2015.

	At June 30, 2015			At December 31, 2014
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$4,393	$—	$4,393	$5,237	$82	$5,155
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	4,393	—	4,393	5,237	82	5,155
Other real estate owned	407	—	407	736	—	736
Total non-performing assets	$4,800	$—	$4,800	$5,973	$82	$5,891

Non-performing loans to total loans			0.8%			0.9%
Non-performing assets to total assets			0.5%			0.6%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			207.3%			166.5%

The Company had no loans 90 days or more past due and still accruing at June 30, 2015 and December 31, 2014.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  OREO amounted to $407,000 and $736,000 as of June 30, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses

The Company’s Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for loan losses that can be reasonably anticipated.  The allowance is increased by provisions charged to non-interest expense and reduced by net charge-offs.  The Company contracts with vendors for credit reviews of the loan portfolio as well as considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the reserve balance.  The allowance for loan losses is based on estimates, and actual losses may vary from current estimates.

The following table summarizes the Allowance for Loan Losses of the Company during the six-month periods ended June 30, 2015 and 2014, and for the year ended December 31, 2014:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2015	2014	2014

Balance at beginning of period	$8,583	$9,353	$9,353
Provision for loan losses	350	1,200	1,800
Loans charged-off:
Commercial	—	(2,085)	(2,288)
Commercial Real Estate	—	(69)	(69)
Agriculture	—	—	—
Residential Mortgage	(132)	—	(71)
Residential Construction	—	—	—
Consumer	(85)	(328)	(393)

Total charged-off	(217)	(2,482)	(2,821)

Recoveries:
Commercial	87	34	58
Commercial Real Estate	4	—	—
Agriculture	—	—	—
Residential Mortgage	215	—	—
Residential Construction	57	3	86
Consumer	27	66	107

Total recoveries	390	103	251

Net recoveries (charge-offs)	173	(2,379)	(2,570)

Balance at end of period	$9,106	$8,174	$8,583

Ratio of net charge-offs to average loans outstanding
during the period (annualized)	0.06%	(0.93%)	(0.49%)
Allowance for loan losses
To total loans at the end of the period	1.57%	1.53%	1.57%
To non-performing loans, net of guarantees at the end of the period	207.3%	120.8%	166.5%

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2015, the Company had the following deposit mix: 30.4% in savings and MMDA deposits, 9.3% in time deposits, 27.0% in interest-bearing transaction deposits and 33.3% in non-interest-bearing transaction deposits.  At December 31, 2014, the Company had the following deposit mix: 30.8% in savings and MMDA deposits, 10.0% in time deposits, 25.6% in interest-bearing transaction deposits and 33.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $250,000 or more outstanding at June 30, 2015 and December 31, 2014 are summarized as follows:

	(in thousands)
	June 30, 2015	December 31, 2014
Three months or less	$4,030	$8,369
Over three to twelve months	12,486	9,598
Over twelve months	3,366	2,636
Total	$19,882	$20,603

The decrease in time certificates of deposit (CD's) of $250,000 or more was primarily attributable to maturities of time deposits, which was partially offset by the additions of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 63.6% on June 30, 2015.  In addition, on June 30, 2015, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $1,142,000 in securities due within one year or less; and $41,115,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $57,000,000 at June 30, 2015.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at June 30, 2015 of $221,541,000; credit availability is subject to certain collateral requirements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2015, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2015.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
			Ratio
	Capital	Ratio	Requirement
Leverage	$91,234	9.17%	5.0%
Common Equity Tier 1	$91,234	14.17%	6.5%
Tier 1 Risk-Based	$91,234	14.17%	8.0%
Total Risk-Based	$99,309	15.42%	10.0%

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

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2015, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES
(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2015.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2014 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At June 30, 2015, approximately 74% of the Bank’s loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At June 30, 2015, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 72% and 2%, respectively, of the total loans in the Bank’s portfolio.  At June 30, 2015, all of the Bank’s real estate mortgage and construction loans and approximately 6% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have and will continue to impact our residential mortgage lending business.  For additional information, see “Business – Certain CFPB Rules” in Part I, Item 1 in our Annual Report on Form 10-K.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At June 30, 2015, approximately 74% of the Bank’s loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.
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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 5, 2015	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Senior Executive Vice President / Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)