Form 10-Q
period 2015-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2015-11-06
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act). See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of October 30, 2015  was 10,253,729.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except shares and per share amounts)	September 30, 2015	December 31, 2014

Assets

Cash and cash equivalents	$261,314	$216,192
Certificate of deposits	11,937	12,860
Investment securities – available-for-sale	134,582	151,226
Loans, net of allowance for loan losses of $9,360 at September 30, 2015 and $8,583 at December 31, 2014	591,503	537,979
Loans held-for-sale	1,241	491
Stock in Federal Home Loan Bank and other equity securities, at cost	3,934	3,934
Premises and equipment, net	7,015	7,278
Other real estate owned	-	736
Interest receivable and other assets	26,150	27,188

Total Assets	$1,037,676	$957,884

Liabilities and Stockholders' Equity

Liabilities:

Demand deposits	$316,780	$287,717
Interest-bearing transaction deposits	245,296	219,396
Savings and MMDA's	286,219	263,766
Time, under $250,000	62,624	65,570
Time, $250,000 and over	20,429	20,603
Total deposits	931,348	857,052

Interest payable and other liabilities	9,304	8,781

Total Liabilities	940,652	865,833

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference, 22,847 shares authorized; 12,847 shares issued and outstanding at September 30, 2015 and December 31, 2014	12,847	12,847
Common stock, no par value; 16,000,000 shares authorized; 10,255,907 shares issued and outstanding at September 30, 2015 and 10,207,043 shares issued and outstanding at December 31, 2014	70,278	70,015
Additional paid-in capital	977	977
Retained earnings	13,144	8,146
Accumulated other comprehensive (loss) income, net	(222)	66
Total Stockholders' Equity	97,024	92,051

Total Liabilities and Stockholders' Equity	$1,037,676	$957,884

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Interest and dividend income:
Loans	$7,480	$6,717	$21,280	$19,795
Due from banks interest bearing accounts	145	132	465	411
Investment securities
Taxable	631	741	2,066	2,232
Non-taxable	68	85	198	282
Other earning assets	97	77	395	205
Total interest and dividend income	8,421	7,752	24,404	22,925
Interest expense:
Deposits	271	312	857	973
Total interest expense	271	312	857	973
Net interest income	8,150	7,440	23,547	21,952
Provision for loan losses	300	400	650	1,600
Net interest income after provision for loan losses	7,850	7,040	22,897	20,352
Non-Interest income:
Service charges on deposit accounts	502	599	1,515	1,689
Gains on sales of loans held-for-sale	180	179	605	456
Investment and brokerage services income	154	158	449	479
Mortgage brokerage income	5	9	28	15
Loan servicing income	165	145	476	366
Fiduciary activities income	127	121	384	457
Debit card income	524	632	1,528	1,518
Gains on sales/calls of available-for-sale securities	29	53	29	53
Other income	155	208	580	647
Total non-interest income	1,841	2,104	5,594	5,680
Non-Interest expenses:
Salaries and employee benefits	4,272	4,031	12,776	11,556
Occupancy and equipment	690	728	2,096	2,186
Data processing	410	434	1,257	1,265
Stationery and supplies	76	81	276	255
Advertising	67	84	239	257
Directors' fees	78	68	215	190
Other real estate owned (income) expense, net	(24)	65	-	106
Gains on sales of other real estate owned	(55)	-	(216)	-
(Recovery) impairment on other interest earning asset	(12)	-	(12)	50
Other expense	1,393	1,301	4,049	3,880
Total non-interest expenses	6,895	6,792	20,680	19,745
Income before provision for income taxes	2,796	2,352	7,811	6,287
Provision for income taxes	977	782	2,705	2,014

Net income	$1,819	$1,570	$5,106	$4,273

Preferred stock dividends	$(32)	$(33)	$(96)	$(97)
Net income available to common shareholders	$1,787	$1,537	$5,010	$4,176

Basic earnings per common share	$0.18	$0.15	$0.49	$0.41
Diluted earnings per common share	$0.17	$0.15	$0.49	$0.41

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net income	$1,819	$1,570	$5,106	$4,273
Other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) arising during the period, net of tax effect of $4 and $(131) for the three months ended September 30, 2015 and September 30, 2014, respectively, and $(157) and $721 for the nine months ended September 30, 2015 and September 30, 2014, respectively	5	(196)	(238)	1,081
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $(12) and $(21) for the three months ended September 30, 2015 and September 30, 2014, respectively, and $(12) and $(21) for the nine months ended September 30, 2015 and September 30, 2014, respectively	(17)	(32)	(17)	(32)
Directors' and officer's retirements plan equity adjustments, net of tax effect of $0 for the three months ended September 30, 2015 and September 30, 2014, and $(22) and $0 for the nine months ended September 30, 2015 and September 30, 2014, respectively	-	-	(33)	-
Other comprehensive (loss) income	$(12)	$(228)	$(288)	$1,049

Comprehensive income	$1,807	$1,342	$4,818	$5,322

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Income (loss)	Total

Balance at December 31, 2014	12,847	$12,847	10,207,043	$70,015	$977	$8,146	$66	$92,051

Net income						5,106		5,106

Other comprehensive loss							(288)	(288)

Stock dividend adjustment			682	6		(6)		-
Dividend on preferred stock						(96)		(96)
Cash in lieu of fractional shares			(128)			(6)		(6)
Stock-based compensation and related tax benefit				173				173
Common shares issued related to restricted stock grants			28,901					-
Restricted stock forfeited			(312)					-
Stock options exercised			19,721	84				84

Balance at September 30, 2015	12,847	$12,847	10,255,907	$70,278	$977	$13,144	$(222)	$97,024

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash Flows From Operating Activities
Net income	$5,106	$4,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	496	504
Accretion and amortization of investment securities premiums and discounts, net	1,545	1,554
Decrease (increase) in deferred loan origination costs, net	295	(139)
Provision for loan losses	650	1,600
Stock based compensation	173	139
Gains on calls/sales of available-for-sale securities	(29)	(53)
Impairment on other interest earning assets	-	50
Gains on sales of other real estate owned	(216)	-
Impairment on other real estate owned	-	48
Gains on sales of loans held-for-sale	(605)	(456)
Proceeds from sales of loans held-for-sale	34,231	21,309
Originations of loans held-for-sale	(34,376)	(20,848)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	1,229	844
Net increase (decrease) in interest payable and other liabilities	468	(963)
Net cash provided by operating activities	8,967	7,862

Cash Flows From Investing Activities
Proceeds from call or maturities of available-for-sale securities	4,540	14,362
Proceeds from sales of available-for-sale securities	17,798	12,140
Principal repayments on available-for-sale securities	19,628	16,070
Purchase of available-for-sale securities	(27,262)	(12,844)
Net decrease in certificate of deposits	923	435
Net increase in loans	(54,876)	(19,869)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	-	(267)
Proceeds from sale of other real estate owned	1,359	414
Purchases of premises and equipment, net	(233)	(382)
Net cash (used in) provided by investing activities	(38,123)	10,059

Cash Flows From Financing Activities
Net increase in deposits	74,296	51,991
Cash dividends paid in lieu of fractional shares	(6)	(6)
Stock options exercised	84	-
Cash dividends paid on preferred stock	(96)	(97)
Net cash provided by financing activities	74,278	51,888

Net increase in Cash and Cash Equivalents	45,122	69,809
Cash and Cash Equivalents, beginning of period	216,192	165,447
Cash and Cash Equivalents, end of period	$261,314	$235,256

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$840	$958
Income taxes	$2,525	$1,213
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$3,103	$2,065
Transfer of loans held-for-investment to other real estate owned	$407	$462
Directors' & Officer's Retirement Plan Equity Adj, net of tax	$(33)	$-
Unrealized (losses) gains on available for sale securities, net of taxes	$(255)	$1,049

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014 and December 31, 2014

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements:

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures.  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Disclosures for a change in accounting principle are required upon transition.  The amendments should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The adoption of this update did not have a significant impact on the Company's consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted.  The adoption of this update did not have a significant impact on the Company's consolidated financial statements.

In January 2014, FASB issued ASU 2014-05, Service Concession Arrangements.  The amendments specify that an operating entity should not account for a service concession arrangement that is within the scope of this ASU as a lease in accordance with Topic 840.  An operating entity should refer to other Topics as applicable to account for various aspects of a service concession arrangement.  The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity.  The amendments in this ASU should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity's fiscal year of adoption.  The modified retrospective approach requires the cumulative effect of applying this ASU to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this update did not have a significant impact on the Company's consolidated financial statements.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this update did not have a significant impact on the Company's consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements- Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  The amendment defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures.  Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures.  This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  The amendments are effective for a public business entity for annual periods ending after December 15, 2016, and interim periods within those annual periods, beginning after December 15, 2016.  The Company does not expect the adoption of this update to have a significant impact on the Company's consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  Effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the adoption of this update to have a significant impact on the Company's consolidated financial statements.

In June 2015, FASB issued ASU 2015-10, Technical Corrections and Improvements.  The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.  The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. The Company does not expect the adoption of this update to have a significant impact on the Company's consolidated financial statements.

Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.  There was no impact to the net income, earnings per share, or stockholders' equity as a result of reclassifications.

2.             LOANS

The composition of the Company's loan portfolio, by loan class, is as follows:

($ in thousands)	September 30, 2015	December 31, 2014

Commercial	$129,614	$120,751
Commercial Real Estate	296,421	256,955
Agriculture	74,138	61,144
Residential Mortgage	42,666	50,511
Residential Construction	11,313	5,963
Consumer	45,679	49,911

	599,831	545,235
Allowance for loan losses	(9,360)	(8,583)
Net deferred origination costs	1,032	1,327

Loans, net	$591,503	$537,979

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate means.

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

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or payments for services.  Agricultural loans are generally secured by inventory, receivables, equipment, and real property.  Agricultural loans are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as adverse weather conditions, including drought conditions such as those affecting California.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.

Residential mortgage loans, which are secured by real estate, are primarily susceptible to four risks: non-payment due to diminished or lost income; over-extension of credit; a lack of borrower's cash flow to sustain payments; and shortfalls in collateral value.  In general, non-payment is usually due to loss of employment and follows general economic trends in the economy, particularly the upward movement in the unemployment rate, loss of collateral value, and demand shifts.

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

Consumer loans, whether unsecured or secured are primarily susceptible to four risks: non-payment due to diminished or lost income; over-extension of credit; a lack of borrower's cash flow to sustain payments; and shortfall in the collateral value.  In general, non-payment is usually due to loss of employment and will follow general economic trends in the economy, particularly upward movements in the unemployment rate, loss of collateral value, and demand shifts.

As of September 30, 2015, approximately 49% in principal amount of the Company's loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 7% in principal amount of the Company's loans were residential mortgage loans.  Approximately 2% in principal amount of the Company's loans were residential construction loans.  Approximately 12% in principal amount of the Company's loans were for agriculture and 22% in principal amount of the Company's loans were for general commercial uses including professional, retail and small businesses.  Approximately 8% in principal amount of the Company's loans were consumer loans.

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

At September 30, 2015 and December 31, 2014, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's non-accrual loans by loan class, as of September 30, 2015 and December 31, 2014 were as follows:

($ in thousands)	September 30, 2015	December 31, 2014

Commercial	$129	$2,151
Commercial Real Estate	1,281	672
Agriculture	—	—
Residential Mortgage	575	1,691
Residential Construction	58	71
Consumer	563	652

	$2,606	$5,237

Non-accrual loans amounted to $2,606,000 at September 30, 2015 and were comprised of four commercial loans totaling $129,000, five commercial real estate loans totaling $1,281,000, three residential mortgage loans totaling $575,000, one residential construction loan totaling $58,000 and four consumer loans totaling $563,000.  Non-accrual loans amounted to $5,237,000 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691,000, two residential construction loans totaling $71,000, five commercial real estate loans totaling $672,000, seven commercial loans totaling $2,151,000, and five consumer loans totaling $652,000.  It is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of September 30, 2015 and December 31, 2014, is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
September 30, 2015
Commercial	$245	$—	$57	$302	$129,312	$129,614
Commercial Real Estate	—	136	774	910	295,511	296,421
Agriculture	—	—	—	—	74,138	74,138
Residential Mortgage	320	434	125	879	41,787	42,666
Residential Construction	464	65	—	529	10,784	11,313
Consumer	8	—	428	436	45,243	45,679
Total	$1,037	$635	$1,384	$3,056	$596,775	$599,831

December 31, 2014
Commercial	$—	$—	$82	$82	$120,669	$120,751
Commercial Real Estate	—	—	239	239	256,716	256,955
Agriculture	—	—	—	—	61,144	61,144
Residential Mortgage	1,172	—	457	1,629	48,882	50,511
Residential Construction	—	—	—	—	5,963	5,963
Consumer	2	1	472	475	49,436	49,911
Total	$1,174	$1	$1,250	$2,425	$542,810	$545,235

The Company had no loans that were 90 days or more past due and still accruing at September 30, 2015 and December 31, 2014.  Included in the aging loan category labeled "current" are non-accrual loans that were not delinquent with respect to contractual principal and interest payments as of September 30, 2015 and December 31, 2014.  These loans are categorized as non-accrual loans and are not accruing interest as of September 30, 2015 and December 31, 2014.  Non-accrual loans outstanding at September 30, 2015 and December 31, 2014 are disclosed in the table above.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 6 (substandard) or worse.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan's effective interest rate; the loan's observable market price; and the fair value of collateral if the loan is collateral dependent.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of September 30, 2015 and December 31, 2014 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2015
Commercial	$973	$113	$846	$959	$51
Commercial Real Estate	1,578	1,281	297	1,578	42
Agriculture	—	—	—	—	—
Residential Mortgage	3,593	576	2,784	3,360	619
Residential Construction	987	58	802	860	114
Consumer	1,634	634	695	1,329	26
Total	$8,765	$2,662	$5,424	$8,086	$852

December 31, 2014
Commercial	$2,803	$2,147	$531	$2,678	$39
Commercial Real Estate	990	672	304	976	45
Agriculture	—	—	—	—	—
Residential Mortgage	5,666	1,691	2,956	4,647	646
Residential Construction	1,065	71	826	897	107
Consumer	1,506	780	726	1,506	23
Total	$12,030	$5,361	$5,343	$10,704	$860

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended September 30, 2015 and September 30, 2014 was as follows:

($ in thousands)	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,840	$13	$2,993	$9
Commercial Real Estate	1,392	30	2,930	20
Agriculture	—	—	—	—
Residential Mortgage	3,587	38	5,293	32
Residential Construction	866	8	914	9
Consumer	1,351	10	1,500	11
Total	$9,036	$99	$13,630	$81

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the nine months ended September 30, 2015 and September 30, 2014 was as follows:

($ in thousands)	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,234	$33	$4,039	$19
Commercial Real Estate	1,180	38	3,320	58
Agriculture	—	—	655	—
Residential Mortgage	4,104	96	5,389	96
Residential Construction	879	27	925	29
Consumer	1,423	29	1,482	40
Total	$9,820	$223	$15,810	$242

None of the interest on impaired loans was recognized using a cash basis of accounting for the three and nine months ended September 30, 2015 and September 30, 2014.

Troubled Debt Restructurings

The Company's loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring ("TDR"), which are loans on which concessions in terms have been granted because of the borrowers' financial difficulties and, as a result, the Company receives less than the current market based compensation for the loan.  These concessions may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are placed on non-accrual status at the time of restructure and may only be returned to accruing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

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

The Company had $5,621,000 and $6,712,000 in TDR loans as of September 30, 2015 and December 31, 2014, respectively.  Specific reserves for TDR loans totaled $852,000 and $860,000 as of September 30, 2015 and December 31, 2014, respectively.  TDR loans performing in compliance with modified terms totaled $5,480,000 and $5,467,000 as of September 30, 2015 and December 31, 2014, respectively.  There were no commitments to advance more funds on existing TDR loans as of September 30, 2015.

There were no loans modified as troubled debt restructurings during the three-month periods ended September 30, 2015 and September 30, 2014.

Loans modified as TDRs during the nine months ended September 30, 2015 and September 30, 2014 were as follows:

($ in thousands)	Nine Months Ended September 30, 2015
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$419	$419
Consumer	1	109	109
Total	2	$528	$528

($ in thousands)	Nine Months Ended September 30, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$49	$49
Consumer	2	498	498
Total	3	$547	$547

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a TDR within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2015.  There was one consumer loan with a recorded investment of $49,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2014.

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

The following table presents the risk ratings by loan class as of September 30, 2015 and December 31, 2014:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2015
Commercial	$116,571	$11,547	$1,496	$—	$—	$129,614
Commercial Real Estate	275,822	16,618	3,981	—	—	296,421
Agriculture	74,138	—	—	—	—	74,138
Residential Mortgage	41,511	376	779	—	—	42,666
Residential Construction	10,732	458	123	—	—	11,313
Consumer	43,570	348	1,761	—	—	45,679
Total	$562,344	$29,347	$8,140	$—	$—	$599,831

December 31, 2014
Commercial	$112,751	$3,255	$4,745	$—	$—	$120,751
Commercial Real Estate	240,808	10,607	5,540	—	—	256,955
Agriculture	61,144	—	—	—	—	61,144
Residential Mortgage	46,043	997	3,471	—	—	50,511
Residential Construction	5,386	467	110	—	—	5,963
Consumer	46,234	944	2,733	—	—	49,911
Total	$512,366	$16,270	$16,599	$—	$—	$545,235

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2015.

Three months ended September 30, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2015	$3,259	$2,888	$852	$833	$144	$647	$483	$9,106
Provision for loan losses	(128)	454	75	(98)	171	57	(231)	300

Charge-offs	(14)	—	—	—	—	(67)	—	(81)
Recoveries	3	13	—	1	1	17	—	35
Net charge-offs	(11)	13	—	1	1	(50)	—	(46)
Balance as of September 30, 2015	$3,120	$3,355	$927	$736	$316	$654	$252	$9,360

Nine months ended September 30, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for loan losses	(537)	1,513	347	(529)	97	(124)	(117)	650

Charge-offs	(14)	—	—	(132)	—	(152)	—	(298)
Recoveries	90	17	—	216	58	44	—	425
Net recoveries	76	17	—	84	58	(108)	—	127
Balance as of September 30, 2015	$3,120	$3,355	$927	$736	$316	$654	$252	$9,360

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2015.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$51	$42	$—	$619	$114	$26	$—	$852
Loans collectively evaluated for impairment	3,069	3,313	927	117	202	628	252	8,508
Ending Balance	$3,120	$3,355	$927	$736	$316	$654	$252	$9,360

The following table details activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2014.

Three months ended September 30, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2014	$3,471	$1,691	$439	$1,126	$196	$1,013	$238	$8,174
Provision for loan losses	314	(66)	108	53	(77)	(58)	126	400

Charge-offs	(203)	—	—	—	—	(50)	—	(253)
Recoveries	12	—	—	—	42	27	—	81
Net charge-offs	(191)	—	—	—	42	(23)	—	(172)
Balance as of September 30, 2014	$3,594	$1,625	$547	$1,179	$161	$932	$364	$8,402

Nine months ended September 30, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for loan losses	2,637	(596)	(10)	(37)	(325)	194	(263)	1,600

Charge-offs	(2,288)	(69)	—	—	—	(378)	—	(2,735)
Recoveries	46	—	—	—	45	93	—	184
Net charge-offs	(2,242)	(69)	—	—	45	(285)	—	(2,551)
Balance as of September 30, 2014	$3,594	$1,625	$547	$1,179	$161	$932	$364	$8,402

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2014.

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

Year ended December 31, 2014
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for (reversal of) loan losses	2,612	(396)	23	36	(366)	149	(258)	1,800

Charge-offs	(2,288)	(69)	—	(71)	—	(393)	—	(2,821)
Recoveries	58	—	—	—	86	107	—	251
Net charge-offs	(2,230)	(69)	—	(71)	86	(286)	—	(2,570)
Ending Balance	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Period-end amount allocated to:
Loans individually evaluated for impairment	$39	$45	$—	$646	$107	$23	$—	$860
Loans collectively evaluated for impairment	3,542	1,780	580	535	54	863	369	7,723
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583

The Company's investment in loans as of September 30, 2015, September 30, 2014, and December 31, 2014 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company's impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2015
Loans individually evaluated for impairment	$959	$1,578	$—	$3,360	$860	$1,329	$8,086
Loans collectively evaluated for impairment	128,655	294,843	74,138	39,306	10,453	44,350	591,745
Ending Balance	$129,614	$296,421	$74,138	$42,666	$11,313	$45,679	$599,831

September 30, 2014
Loans individually evaluated for impairment	$2,738	$2,740	$—	$5,267	$908	$1,686	$13,339
Loans collectively evaluated for impairment	114,503	251,220	55,293	44,204	4,487	48,812	518,519
Ending Balance	$117,241	$253,960	$55,293	$49,471	$5,395	$50,498	$531,858

December 31, 2014
Loans individually evaluated for impairment	$2,678	$976	$—	$4,647	$897	$1,506	$10,704
Loans collectively evaluated for impairment	118,073	255,979	61,144	45,864	5,066	48,405	534,531
Ending Balance	$120,751	$256,955	$61,144	$50,511	$5,963	$49,911	$545,235

3.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2015 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014

Constant prepayment rate	11.38%	12.12%
Discount rate	10.55%	10.06%
Weighted average life (years)	6.33	6.25

At September 30, 2015 and December 31, 2014, the Company's mortgage loans held-for-sale were $1,241,000 and $491,000, respectively.  At September 30, 2015, and December 31, 2014, the Company serviced real estate mortgage loans for others totaling $237,903,000 and $238,974,000, respectively.

The following table summarizes the Company's mortgage servicing rights assets as of September 30, 2015 and December 31, 2014.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2014	Additions	Reductions	September 30, 2015

Mortgage servicing rights	$1,862	$304	$(277)	$1,889
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,862	$304	$(277)	$1,889

At September 30, 2015 and December 31, 2014, the estimated fair value of the Company's mortgage servicing rights asset was $2,019,000 and $2,068,000, respectively.

The Company received contractually specified servicing fees of $150,000 and $152,000 for the three months ended September 30, 2015 and September 30, 2014, respectively.  The Company received contractually specified servicing fees of $450,000 and $456,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

4.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 22, 2015, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2015.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the respective period.  Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding plus dilutive shares for the quarter.  Diluted shares include all common stock equivalents ("in-the-money" stock options, unvested restricted stock, stock units, warrants and rights, convertible bonds and preferred stock), which reflects the potential dilution of securities that could share in the earnings of the Company.

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$1,819	$1,570	$5,106	$4,273
Preferred stock dividend	$(32)	$(33)	$(96)	$(97)
Net income available to common stockholders	$1,787	$1,537	$5,010	$4,176

Weighted average common shares outstanding	10,170,848	10,119,433	10,159,119	10,114,976
Basic EPS	$0.18	$0.15	$0.49	$0.41

Diluted earnings per share:
Net income	$1,819	$1,570	$5,106	$4,273
Preferred stock dividend	$(32)	$(33)	$(96)	$(97)
Net income available to common stockholders	$1,787	$1,537	$5,010	$4,176

Weighted average common shares outstanding	10,170,848	10,119,433	10,159,119	10,114,976

Effect of dilutive shares	57,036	54,538	56,300	51,515

Adjusted weighted average common shares outstanding	10,227,884	10,173,971	10,215,419	10,166,491
Diluted EPS	$0.17	$0.15	$0.49	$0.41

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 157,489 shares and 229,286 shares for the three months ended September 30, 2015 and 2014, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 168,321 shares and 245,582 shares for the nine months ended September 30, 2015 and 2014, respectively.  There were no non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect for the three months ended September 30, 2015 and 2014.  Non-vested shares of restricted stock that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to zero shares and 8,533 shares for the nine months ended September 30, 2015 and 2014, respectively.

5.	STOCK PLANS

On January 22, 2015, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2015.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2015.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	228,693	$11.49
Granted	—	—
Expired	(6,832)	$17.18
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	221,861	$11.32	$243,197	4.58
Exercisable (vested) at End of Period	150,212	$13.39	$172,559	2.62

The following table presents the activity related to stock options for the nine months ended September 30, 2015.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	313,483	$11.54
Granted	41,047	$7.60
Expired	(101,441)	$11.35
Cancelled / Forfeited	(11,382)	$16.28
Exercised	(19,846)	$4.23
Options outstanding at End of Period	221,861	$11.32	$243,197	4.58
Exercisable (vested) at End of Period	150,212	$13.39	$172,559	2.62

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2015 was $2.67 per share.

As of September 30, 2015, there was $150,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.79 years.

There was $48,000 of recognized compensation cost related to stock options granted for the nine months ended September 30, 2015.

A summary of the weighted average assumptions used in valuing stock options during the three and nine months ended September 30, 2015 is presented below.

	Three Months Ended September 30, 2015*	Nine Months Ended September 30, 2015
Risk Free Interest Rate	—	1.61%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	37.38%

*	There were no stock options granted during the three months ended September 30, 2015.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2015.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	85,579	$6.54
Granted	—	—
Cancelled / Forfeited	(312)	$7.60
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	85,267	$6.53	$677,873	8.24

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2015.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	73,827	$5.64
Granted	30,056	$7.59
Cancelled / Forfeited	(312)	$7.60
Exercised/Released/Vested	(18,304)	$4.66
Non-vested restricted stock outstanding at End of Period	85,267	$6.53	$677,873	8.24

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2015 was $7.59 per share.

As of September 30, 2015, there was $328,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.75 years.  There was $107,000 of recognized compensation cost related to restricted stock awards for the nine months ended September 30, 2015.

The Company has an Employee Stock Purchase Plan ("ESPP").  Under the ESPP, the Company is authorized to issue shares of common stock to eligible employees.  There are 322,385 (adjusted for the March 2015 stock dividend) shares authorized under the 2006 Amended ESPP.  The 2006 Amended ESPP will expire on March 15, 2016.  In May 2015, the Company's shareholders approved the 2016 ESPP, which will become effective on March 16, 2016.  There are 250,000 shares authorized under the 2016 ESPP, which include authorized but unissued shares under the 2006 Amended ESPP.  The 2016 ESPP will expire on March 16, 2026. The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2014 to November 23, 2015.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company's common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of September 30, 2015, there was $4,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $19,000 of recognized compensation cost related to ESPP issuances for the nine months ended September 30, 2015.

The weighted average fair value at issuance date during the nine months ended September 30, 2015 was $1.67.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2015 is presented below.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Risk Free Interest Rate	0.14%	0.14%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	15.10%	15.10%

6.	FAIR VALUE MEASUREMENT

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and trading securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets.  These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company's quarterly valuation process.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets where valuations include significant unobservable assumptions.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At September 30, 2015 there were no loans held-for-sale that required a write-down.

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

At September 30, 2015, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Other Real Estate Owned

Other real estate assets ("OREO") acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses.  Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy.

Loan Servicing Rights

Loan servicing rights are subject to impairment testing.  The Company utilizes a third party service provider to calculate the fair value of the Company's loan servicing rights.  Loan servicing rights are measured at fair value as of the date of sale.  The Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the loan servicing rights, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.

The model used to calculate the fair value of the Company's loan servicing rights is periodically validated by an independent external model validation group.  The model assumptions and the loan servicing rights fair value estimates are also compared to observable trades of similar portfolios as well as to loan servicing rights broker valuations and industry surveys, as available.  If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model.  As such, the Company classifies loan servicing rights subjected to non-recurring fair value adjustments as Level 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	(in thousands)
September 30, 2015	Total	Level 1	Level 2	Level 3
Securities of U.S. government agencies and corporations	$13,189	$—	$13,189	$—
Obligations of states and political subdivisions	20,845	—	20,845	—
Collateralized mortgage obligations	11,857	—	11,857	—
Mortgage-backed securities	88,691	—	88,691	—

Total investments at fair value	$134,582	$—	$134,582	$—

There were no transfers of assets measured at fair value on a recurring basis between Level 1 and Level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	(in thousands)
December 31, 2014	Total	Level 1	Level 2	Level 3
Securities of U.S. government agencies and corporations	$28,429	$—	$28,429	$—
Obligations of states and political subdivisions	20,763	—	20,763	—
Collateralized mortgage obligations	12,553	—	12,553
Mortgage-backed securities	89,481	—	89,481	—

Total investments at fair value	$151,226	$—	$151,226	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2015:

	(in thousands)
September 30, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$69	—	—	$69

Total assets at fair value	$69	$—	$—	$69

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2014:

	(in thousands)
December 31, 2014	Total	Level 1	Level 2	Level 3
Impaired loans	$568	$—	$—	$568
Other real estate owned	736	—	—	736

Total assets at fair value	$1,304	$—	$—	$1,304

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2015 and December 31, 2014.

Key methods and assumptions used in measuring the fair value of impaired loans and OREO as of September 30, 2015 and December 31, 2014 were as follows:

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

On September 15, 2011, the Company issued to the U.S. Treasury under the United States Department of Treasury Small Business Lending Fund (SBLF) 22,847 shares of the Company's Non-Cumulative Perpetual Preferred Stock, Series A (SBLF Shares), having a liquidation preference per share equal to $1,000, for an aggregate purchase price of $22,847,000.

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

On October 26, 2015, the Company redeemed the remaining $12,847,000 in preferred stock it issued to the U.S. Treasury under the SBLF program.

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

Loans Held-for-Sale

For loans held for sale, the fair value is based on what secondary markets are currently offering for portfolios with similar characteristics. See Note 6, Fair Value Measurement included in these notes to unaudited condensed consolidated financial statements.

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

Deposit Liabilities

The Company measures fair value of deposits using Level 2 and Level 3 inputs.  The fair value of deposits were derived by discounting their expected future cash flows back to their present values based on the FHLB yield curve, and their expected decay rates for non-maturing deposits.  The Company is able to obtain FHLB yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy.  Decay rates were developed through internal analysis, and are supported by recent years of the Bank's transaction history.  The inputs used by the Company to derive the decay rate assumptions are unobservable inputs, and therefore fall under Level 3 of the fair value hierarchy.

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

The estimated fair values of the Company's financial instruments for the periods ended September 30, 2015 and December 31, 2014 are approximately as follows:

		September 30, 2015		December 31, 2014
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$261,314	$261,314	$216,192	$216,192
Certificates of deposit	1	11,937	11,937	12,860	12,860
Stock in FHLB and other equity securities, at cost	2	3,934	3,934	3,934	3,934
Loans receivable:
Net loans	3	591,503	588,749	537,979	535,018
Loans held-for-sale	2	1,241	1,277	491	509
Interest receivable	2	2,911	2,911	2,650	2,650
Mortgage servicing rights	3	1,889	2,019	1,862	2,068
Financial liabilities:
Deposits	3	931,348	901,623	857,052	837,150
Interest payable	2	87	87	70	70

9.	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2015 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
Securities of U.S. government agencies and corporations	$13,158	$44	$(13)	$13,189
Obligations of states and political subdivisions	20,378	483	(16)	20,845
Collateralized mortgage obligations	11,791	67	(1)	11,857
Mortgage-backed securities	88,508	494	(311)	88,691

Total debt securities	$133,835	$1,088	$(341)	$134,582

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

The Company had $17,798,000 in proceeds from sales of available-for-sale securities for each of the three and nine months ended September 30, 2015.  The Company had $12,140,000 in proceeds from sales of available-for-sale securities for each of the three and nine months ended September 30, 2014.  Gross realized gains from sales or calls of available-for-sale securities were $68,000 for each of the three and nine months ended September 30, 2015.  Gross realized gains from sales or calls of available-for-sale securities were $292,000 for each of the three and nine months ended September 30, 2014.  Gross realized losses from sales or calls of available-for-sale securities were $39,000 for each of the three and nine months ended September 30, 2015.  Gross realized losses from sales or calls of available-for-sale securities were $239,000 for each of the three and nine months ended September 30, 2014.  There was a $12,000 recovery from other equity securities for each of the three months and nine months ended September 30, 2015.  There was $0 and $50,000 gross realized loss from other equity securities for the three months and nine months ended September 30, 2014, respectively.

The amortized cost and estimated fair value of debt and other securities at September 30, 2015, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$4,566	$4,577
Due after one year through five years	117,480	117,898
Due after five years through ten years	10,565	10,844
Due after ten years	1,224	1,263

	$133,835	$134,582

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $99,469,000 at September 30, 2015.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2015, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$-	$-	$6,089	$(13)	$6,089	$(13)
Obligations of states and political subdivisions	1,703	(16)	-	-	1,703	(16)
Collateralized Mortgage obligations	486	(1)	-	-	486	(1)
Mortgaged-backed securities	37,212	(219)	6,233	(92)	43,445	(311)

Total	$39,401	$(236)	$12,322	$(105)	$51,723	$(341)

No decline in value was considered "other-than-temporary" during the first nine months of 2015.  Thirty-nine securities, all considered investment grade, which had a fair value of $39,401,000 and a total unrealized loss of $236,000, have been in an unrealized loss position for less than twelve months as of September 30, 2015.  Twelve securities, all considered investment grade, which had a fair value of $12,322,000 and a total unrealized loss of $105,000, have been in an unrealized loss position for more than twelve months as of September 30, 2015.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio is other-than-temporarily impaired. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $30,902,000 and $27,868,000 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive loss for the three months ended September 30, 2015.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of June 30, 2015	$460	$(678)	$8	$(210)
Current period other comprehensive loss	(12)	—	—	(12)
Balance as of September 30, 2015	$448	$(678)	$8	$(222)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2014	$703	$(678)	$41	$66
Current period other comprehensive loss	(255)	—	(33)	(288)
Balance as of September 30, 2015	$448	$(678)	$8	$(222)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2014.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of June 30, 2014	$638	$(480)	$46	$204
Current period other comprehensive loss	(228)	—	—	(228)
Balance as of September 30, 2014	$410	$(480)	$46	$(24)

The following table details activity in accumulated other comprehensive loss for the nine months ended September 30, 2014.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)
Current period other comprehensive income	1,049	—	—	1,049
Balance as of September 30, 2014	$410	$(480)	$46	$(24)

11.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2015	December 31, 2014

Undisbursed loan commitments	$206,225	$171,019
Standby letters of credit	2,972	2,099
Commitments to sell loans	2,137	1,230

	$211,334	$174,348

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2015, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At September 30, 2015, there was $2,972,000 issued in performance standby letters of credit.  At September 30, 2015, the Bank had experienced no draws on these letters of credit, resulting in no related liability included on its balance sheet, however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at September 30, 2015, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2015, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. "Risk Factors," and the other risks described in our 2014 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

This report and other reports or statements which we may release includes forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "strive," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.

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

•   Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Dodd-Frank Wall Street Reform and Protection Act (the "Dodd-Frank Act") and other legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy

•    Regulatory and compliance controls, processes and requirements and their impact on our business

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

•    Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding troubled debt restructurings ("TDRs"), delinquency rates and our underwriting standards

•    Our deposit base including renewal of time deposits

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

•    The possible impact of the California drought and related governmental responses on economic conditions, especially in the agricultural sector

•    Maintenance of insurance coverage appropriate for our operations

•    Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

•    Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management's belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A "Risk Factors" of Part II of this Form 10-Q, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q and "Risk Factors" and  "Supervision and Regulation" in our 2014 Annual Report on Form 10-K, and in our other reports to the SEC.

INTRODUCTION

This overview of Management's Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission ("SEC"), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our subsidiary, First Northern Bank of Dixon (the "Bank"), is a California state-chartered bank that derives most of its revenues from lending and deposit taking in the Sacramento Valley region of Northern California.  Interest rates, business conditions and customer confidence all affect our ability to generate revenues.  In addition, the regulatory and compliance environment and competition can present challenges to our ability to generate those revenues.

Significant results and developments during the third quarter and year-to-date 2015 included:

•	Net income of $5.1 million for the nine months ended September 30, 2015, up 18.6% from $4.3 million earned for the same period last year.

•	Net income available to common shareholders of $5.0 million for the nine months ended September 30, 2015, up 19.0% from $4.2 million for the same period last year.

•	Diluted income per share for the nine months ended September 30, 2015 was $0.49, up 19.5% from diluted income per share of $0.41 in the same period last year.

•	Net interest income increased in the nine months ended September 30, 2015 by $1.5 million, or 6.8%, to $23.5 million from $22.0 million in the same period last year. The increase in net interest income was primarily due to an increase in interest income on loans and other interest-earning assets and a decrease in interest expense, which was partially offset by a decrease in interest income on investment securities. The increase in interest income on loans was primarily due to an increase in average loans, partially offset by a decrease in interest yield. The increase in interest income on other interest-earning assets was primarily due to a special dividend paid by the FHLB in the current year. The decrease in interest expense was primarily due to a decrease in interest yield, partially offset by an increase in average balance. The decrease in interest income on investment securities was due to a decrease in average balance and interest yield.

●	Net interest margin increased from 3.33% for the nine months ended September 30, 2014 to 3.34% for the same period ended September 30, 2015.

•	Provision for loan losses of $0.7 million for the nine months ended September 30, 2015, compared to a provision for loan losses of $1.6 million for the same period in 2014.

•	Total assets at September 30, 2015 were $1 billion, an increase of $79.8 million, or 8.3%, compared to total assets at December 31, 2014.

•	Total net loans at September 30, 2015 (including loans held-for-sale) increased $54.3 million, or 10.1%, to $592.7 million compared to December 31, 2014.

•	Total investment securities at September 30, 2015 decreased $16.6 million, or 11.0%, to $134.6 million compared to December 31, 2014.

•	Total deposits of $931.3 million at September 30, 2015, represented an increase of $74.3 million, or 8.7%, compared to December 31, 2014.

•	Net income of $1.8 million for the three months ended September 30, 2015, up 12.5% from $1.6 million for the same period last year.

•	Net income available to common shareholders of $1.8 million for the three months ended September 30, 2015, up 20.0% from $1.5 million for the same period last year.

•	Diluted income per share for the three months ended September 30, 2015 was $0.17, up 13.3% from diluted income per share of $0.15 in the same period last year.

SUMMARY

The Company recorded net income of $5,106,000 for the nine months ended September 30, 2015, representing an increase of $833,000 or 19.5% from net income of $4,273,000 for the same period in 2014.  The Company recorded net income of $1,819,000 for the three months ended September 30, 2015, representing an increase of $249,000 or 15.9% from net income of $1,570,000 for the same period in 2014.

The following tables present a summary of the results for the three and nine months ended September 30, 2015 and 2014, and a summary of financial condition at September 30, 2015 and December 31, 2014.

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
(in thousands except for per share amounts)
For the Period:
Net Income	$1,819	$1,570	$5,106	$4,273
Net Income Available to Common Shareholders	$1,787	$1,537	$5,010	$4,176
Basic Earnings Per Common Share	$0.18	$0.15	$0.49	$0.41
Diluted Earnings Per Common Share	$0.17	$0.15	$0.49	$0.41

	September 30, 2015	December 31, 2014
(in thousands except for ratios)
At Period End:
Total Assets	$1,037,676	$957,884
Total Loans, Net (including loans held-for-sale)	$592,744	$538,470
Total Investment Securities	$134,582	$151,226
Total Deposits	$931,348	$857,052
Loan-To-Deposit Ratio	63.6%	62.8%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$578,417	$7,480	5.13%	$517,208	$6,717	5.15%
Certificate of deposits	11,937	21	0.70%	11,373	21	0.73%
Interest bearing due from banks	215,240	124	0.23%	194,567	111	0.23%
Investment securities, taxable	137,341	631	1.82%	148,996	741	1.97%
Investment securities, non-taxable (2)	8,691	68	3.10%	8,919	85	3.78%
Other interest earning assets	3,934	97	9.78%	3,934	77	7.77%
Total average interest-earning assets	955,560	8,421	3.50%	884,997	7,752	3.48%
Non-interest-earning assets:
Cash and due from banks	25,157			17,133
Premises and equipment, net	7,056			7,366
Other real estate owned	332			367
Interest receivable and other assets	25,391			26,142
Total average assets	1,013,496			936,005

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	246,309	67	0.11%	218,712	75	0.14%
Savings and MMDA's	275,014	121	0.17%	257,585	142	0.22%
Time, under $250,000	62,320	64	0.41%	66,018	66	0.40%
Time, $250,000 and over	20,330	19	0.37%	23,449	29	0.49%
Total average interest-bearing liabilities	603,973	271	0.18%	565,764	312	0.22%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	304,202			272,697
Interest payable and other liabilities	8,787			7,606
Total liabilities	916,962			846,067
Total average stockholders' equity	96,534			89,938
Total average liabilities and stockholders' equity	$1,013,496			$936,005
Net interest income and net interest margin (3)		$8,150	3.38%		$7,440	3.34%

(1)            Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $368 and $229 for the three months ended September 30, 2015 and 2014, respectively.
(2)            Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)            Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$556,659	$21,280	5.11%	$509,252	$19,795	5.20%
Certificate of deposits	12,121	66	0.73%	11,374	61	0.72%
Interest bearing due from banks	216,765	399	0.25%	191,428	350	0.24%
Investment securities, taxable	145,818	2,066	1.89%	155,383	2,232	1.92%
Investment securities, non-taxable (2)	7,578	198	3.49%	9,465	282	3.98%
Other interest earning assets	3,934	395	13.42%	3,846	205	7.13%
Total average interest-earning assets	942,875	24,404	3.46%	880,748	22,925	3.48%
Non-interest-earning assets:
Cash and due from banks	21,605			16,662
Premises and equipment, net	7,172			7,402
Other real estate owned	232			211
Interest receivable and other assets	25,337			26,495
Total average assets	997,221			931,518

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	240,330	224	0.12%	215,690	223	0.14%
Savings and MMDA's	270,555	379	0.19%	255,533	467	0.24%
Time, under $250,000	63,468	194	0.41%	67,203	201	0.40%
Time, $250,000 and over	20,704	60	0.39%	23,870	82	0.46%
FHLB advances and other borrowings	0	-	0.00%	2	-	0.00%
Total average interest-bearing liabilities	595,057	857	0.19%	562,298	973	0.23%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	298,854			273,332
Interest payable and other liabilities	8,378			7,677
Total liabilities	902,289			843,307
Total average stockholders' equity	94,932			88,211
Total average liabilities and stockholders' equity	$997,221			$931,518
Net interest income and net interest margin (3)		$23,547	3.34%		$21,952	3.33%

(1)            Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is exculded. Loan interest income includes loan fees of approximately $951 and $706 for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)            Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $45,122,000 or 20.9% increase in cash and cash equivalents, a $16,644,000 or 11.0% decrease in investment securities available-for-sale, a $53,524,000 or 10.0% increase in net loans held-for-investment, a $923,000 or 7.2% decrease in certificate of deposits, a $736,000 or 100.0% decrease in other real estate owned and a $1,038,000 or 3.8% decrease in interest receivable and other assets from December 31, 2014 to September 30, 2015.  The increase in cash and cash equivalents was primarily due to an increase in Federal Reserve Bank accounts and non-interesting bearing due from accounts, mainly due to deposit growth outpacing loan growth in the current period.  The decrease in investment securities available-for-sale was primarily the result of sales of U.S. government agencies and payments on mortgage-backed securities and maturities and calls of U.S. government agencies and municipal securities, which was partially offset by the purchase of U.S. government agencies, municipal securities, and mortgage-backed securities.  The increase in net loans held-for investment was primarily due to increased loan demand.  The following loan categories had increases in the nine months ended September 30, 2015:  commercial, commercial real estate, agriculture, and residential construction.  The following loan categories had decreases in that period: residential mortgage and consumer.  The decrease in other real estate owned was primarily due to the sale of three properties with an aggregate book value of $1,144,000.  The decrease in interest receivable and other assets was mainly due to a decrease in other receivables.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $74,296,000 from December 31, 2014 to September 30, 2015.  The increase in deposits was due to increases in demand accounts, interest-bearing transaction deposits, savings accounts and money market accounts, which were partially offset by decreases in time deposits.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the nine months ended September 30, 2015.

Interest income on loans for the nine months ended September 30, 2015 was up 7.5% from the same period in 2014, increasing from $19,795,000 to $21,280,000, and was up 11.4% for the three months ended September 30, 2015 over the same period in 2014, increasing from $6,717,000 to $7,480,000.  The increase in interest income on loans for the nine months ended September 30, 2015 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 9 basis point decrease in loan yields.  The increase in interest income on loans for the three months ended September 30, 2015 as compared to the same period a year ago was primarily due to an increase in average loans, partially offset by a 2 basis point decrease in loan yields.  The decrease in loan yields was primarily due to the origination of new loans and the repricing of existing loans at lower rates.

Interest income on investment securities available-for-sale for the nine months ended September 30, 2015 was down 9.9% from the same period in 2014, decreasing from $2,514,000 to $2,264,000, and was down 15.4% for the three months ended September 30, 2015 over the same period in 2014, decreasing from $826,000 to $699,000. The decrease in interest income on investment securities for the three and nine months ended September 30, 2015 as compared to the same periods a year ago was primarily due to a decrease in average investment securities and a decrease in the yields on investment securities of 18 and 7 basis points, respectively.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2015 was up 13.1% from the same period in 2014, increasing from $411,000 to $465,000, and was up 9.8% for the three months ended September 30, 2015 over the same period in 2014, increasing from $132,000 to $145,000.  The increase in interest income on interest-bearing due from banks for the nine months ended September 30, 2015 as compared to the same period a year ago was due to an increase in the average interest-bearing due from banks and certificate of deposits balances outstanding, as well as a 1 basis point increase in certificate of deposits yield.  The increase in interest income on interest-bearing due from banks for the three months ended September 30, 2015 as compared to the same period a year ago was due to an increase in the average interest-bearing due from banks and certificate of deposits balances outstanding, which was partially offset by a 3 basis point decrease in certificate of deposits yield.

The Company had no Federal Funds sold balances during the nine months ended September 30, 2015 and September 30, 2014.

Interest Expense

Interest expense on deposits and other borrowings for the nine months ended September 30, 2015 was down 11.9% from the same period in 2014, decreasing from $973,000 to $857,000, and was down 13.1% for the three months ended September 30, 2015 over the same period in 2014, decreasing from $312,000 to $271,000.  The decrease in interest expense during the three and nine months ended September 30, 2015 was primarily due to a 4 basis point decrease in the Company's average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.  The Company had no FHLB advances and related interest expense during the nine months ended September 30, 2015 and September 30, 2014.

Provision for Loan Losses

There was a provision for loan losses of $650,000 for the nine months ended September 30, 2015 compared to a provision for loan losses of $1,600,000 for the same period in 2014.  There was a provision for loan losses of $300,000 for the three months ended September 30, 2015 compared to a provision for loan losses of $400,000 for the same period in 2014.  The allowance for loan losses was approximately $9,360,000, or 1.56% of total loans, at September 30, 2015, compared to $8,583,000, or 1.57% of total loans, at December 31, 2014.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three and nine months ended September 2015 was primarily due to decreased net charge-offs and improved credit quality of the loan portfolio compared to the same periods in 2014.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the nine months ended September 30, 2015 and September 30, 2014.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-Interest income was down 1.5% for the nine months ended September 30, 2015 from the same period in 2014, decreasing from $5,680,000 to $5,594,000.

This decrease was primarily due to decreases in service charges on deposit accounts, fiduciary activities income and other income, which was partially offset by increases in gains on sales of loans held-for-sale and loan servicing income.   The decrease in service charges on deposit accounts was primarily due to a decrease in the volume of service charges on checking accounts.  The decrease in fiduciary activities income was primarily due to a decrease in the demand for those services.  The decrease in other income was primarily due to a decrease in gains on sales of equipment.  The increase in gains on sales of loans held-for-sale was due to an increase in originations and sales of loans held-for-sale.  The increase in loan servicing income was primarily due to an increase in mortgage servicing assets booked.

Non-Interest income was down 12.5% for the three months ended September 30, 2015 from the same period in 2014, decreasing from $2,104,000 to $1,841,000.

This decrease was primarily due to decreases in service charges on deposit accounts, debit card income and other income.  The decrease in service charges on deposit accounts was primarily due to a decrease in the volume of service charges on checking accounts.  The decrease in debit card income was primarily due to a decrease in volume of transactions.  The decrease in other income was primarily due to a decrease in gains on sales of equipment.

Non-Interest Expenses

Total non-interest expenses were up 4.7% for the nine months ended September 30, 2015 from the same period in 2014, increasing from $19,745,000 to $20,680,000.

The increase was primarily due to increases in salaries and employee benefits and other expenses, which was partially offset by decreases in occupancy and equipment expense, other real estate owned expense and an increase in gains on sales of other real estate owned.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries, commissions, contingent compensation, and profit sharing.  The increase in other expenses was primarily due to an increase in legal fees, which was partially offset by a decrease in loan collection expense.  The decrease in occupancy and equipment expense was primarily due to a decrease in rent expense.  The decrease in other real estate owned expense was due to a decrease in maintenance expense.  The increase in gains on sales of other real estate owned was primarily due to an increase in the volume of other real estate owned sales transactions.

Total non-interest expenses were up 1.5% for the three months ended September 30, 2015 from the same period in 2014, increasing from $6,792,000 to $6,895,000.

The increase was primarily due to increases in salaries and employee benefits and other expenses, which was partially offset by decreases in other real estate owned expense and an increase in gains on sales of other real estate owned.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries, contingent compensation, and profit sharing.  The increase in other expenses was primarily due to an increase in legal fees, which was partially offset by a decrease in loan collection expense.  The decrease in other real estate owned expense was due to a decrease in maintenance expense.  The increase in gains on sales of other real estate owned was primarily due to an increase in the volume of other real estate owned sales transactions.

The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2015 and 2014.

	(in thousands)
	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Other non-interest expenses
FDIC assessments	$145	$155	$455	$445
Contributions	47	34	111	96
Legal fees	134	34	368	106
Accounting and audit fees	95	73	242	249
Consulting fees	101	114	351	391
Postage expense	65	61	229	222
Telephone expense	34	35	98	105
Public relations	64	56	182	173
Training expense	49	44	134	107
Loan origination expense	154	169	490	428
Computer software depreciation	21	15	57	52
Sundry losses	70	34	171	114
Loan collection expense	15	76	62	223
Other non-interest expense	399	401	1,099	1,169

Total other non-interest expenses	$1,393	$1,301	$4,049	$3,880

Income Taxes

The Company's tax rate, the Company's income before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company's provision for income taxes.

In the nine months ended September 30, 2015, the Company's expense for income taxes increased $691,000 from the same period last year, from $2,014,000 to $2,705,000.

In the three months ended September 30, 2015, the Company's expense for income taxes increased $195,000 from the same period last year, from $782,000 to $977,000.

The increase in provision for income taxes for the period presented was primarily attributable to the respective level of earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2015	December 31, 2014

Undisbursed loan commitments	$206,225	$171,019
Standby letters of credit	2,972	2,099
Commitments to sell loans	2,137	1,230
	$211,334	$174,348

The reserve for unfunded lending commitments amounted to $793,000 at each of September 30, 2015 and December 31, 2014, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.

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

The following tables summarize the Company's non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2015 and December 31, 2014:

	At September 30, 2015			At December 31, 2014
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$129	$57	$72	$2,151	$82	$2,069
Commercial real estate	1,281	98	1,183	672	-	672
Agriculture	-	-	-	-	-	-
Residential mortgage	575	-	575	1,691	-	1,691
Residential construction	58	-	58	71	-	71
Consumer	563	-	563	652	-	652
Total non-accrual loans	$2,606	$155	$2,451	$5,237	$82	$5,155

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

Non-accrual loans amounted to $2,606,000 at September 30, 2015 and were comprised of four commercial loans totaling $129,000, five commercial real estate loans totaling $1,281,000, three residential mortgage loans totaling $575,000, one residential construction loan totaling $58,000 and four consumer loans totaling $563,000.  Non-accrual loans amounted to $5,237,000 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691,000, two residential construction loans totaling $71,000, five commercial real estate loans totaling $672,000, seven commercial loans totaling $2,151,000, and five consumer loans totaling $652,000.  It is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of September 30, 2015, totaled approximately $1,893,000, or 72.6% of total non-accrual loans, and consisted of one residential mortgage loan totaling $434,000, supported by residential properties located within the Company's market area, three commercial real estate loans totaling $1,031,000, supported by commercial properties located within the Company's market area, and one consumer loan totaling $428,000, supported by residential property located within the Company's market area.  The collateral securing these loans is generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2014, totaled approximately $3,193,000, or 61.0% of total non-accrual loans, and consisted of two residential mortgage loans totaling $1,014,000, supported by residential property located within the Company's market area, two commercial and industrial loans totaling $1,756,000, supported by the business assets of the borrower, and one consumer loan totaling $423,000, supported by residential property located within the Company's market area.  The collateral securing all of these loans is generally appraised every six months.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at September 30, 2015 and December 31, 2014 consisted of loans on non-accrual status totaling $2,606,000 and $5,237,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $5,480,000 and $5,467,000 at September 30, 2015 and December 31, 2014, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See "Allowance for Loan Losses" below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $3,440,000, or 58.4% to $2,451,000 during the first nine months of 2015.  Non-performing assets, net of guarantees, represented 0.2% of total assets at September 30, 2015.

	At September 30, 2015			At December 31, 2014
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$2,606	$155	$2,451	$5,237	$82	$5,155
Loans 90 days past due and still accruing	-	-	-	-	-	-

Total non-performing loans	2,606	155	2,451	5,237	82	5,155
Other real estate owned	-	-	-	736	-	736
Total non-performing assets	$2,606	$155	$2,451	$5,973	$82	$5,891

Non-performing loans to total loans			0.4%			0.9%
Non-performing assets to total assets			0.2%			0.6%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			381.9%			166.5%

The Company had no loans 90 days or more past due and still accruing at September 30, 2015 and December 31, 2014.

Other real estate owned ("OREO") consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  OREO amounted to $0 and $736,000 as of September 30, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses

The Company's Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for loan losses that can be reasonably anticipated.  The allowance is increased by provisions charged to non-interest expense and reduced by net charge-offs.  The Company contracts with vendors for credit reviews of the loan portfolio as well as considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the reserve balance.  The allowance for loan losses is based on estimates, and actual losses may vary from current estimates.

The following table summarizes the Allowance for Loan Losses of the Company during the nine months ended September 30, 2015 and 2014, and for the year ended December 31, 2014:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2015	2014	2014

Balance at beginning of period	$8,583	$9,353	$9,353
Provision for loan losses	650	1,600	1,800
Loans charged-off:
Commercial	(14)	(2,288)	(2,288)
Commercial Real Estate	-	(69)	(69)
Agriculture	-	-	-
Residential Mortgage	(132)	-	(71)
Residential Construction	-	-	-
Consumer	(152)	(378)	(393)

Total charged-off	(298)	(2,735)	(2,821)

Recoveries:
Commercial	90	46	58
Commercial Real Estate	17	-	-
Agriculture	-	-	-
Residential Mortgage	216	-	-
Residential Construction	58	45	86
Consumer	44	93	107

Total recoveries	425	184	251

Net recoveries (charge-offs)	127	(2,551)	(2,570)

Balance at end of period	$9,360	$8,402	$8,583

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.03%	-0.66%	-0.49%
Allowance for loan losses
To total loans at the end of the period	1.56%	1.58%	1.57%
To non-performing loans, net of guarantees at the end of the period	381.9%	130.4%	166.5%

Deposits

Deposits are one of the Company's primary sources of funds.  At September 30, 2015, the Company had the following deposit mix: 30.7% in savings and MMDA deposits, 8.9% in time deposits, 26.4% in interest-bearing transaction deposits and 34.0% in non-interest-bearing transaction deposits.  At December 31, 2014, the Company had the following deposit mix: 30.8% in savings and MMDA deposits, 10.0% in time deposits, 25.6% in interest-bearing transaction deposits and 33.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $250,000 or more outstanding at September 30, 2015 and December 31, 2014 are summarized as follows:

	(in thousands)
	September 30, 2015	December 31, 2014
Three months or less	$6,954	$8,369
Over three to twelve months	8,817	9,598
Over twelve months	4,658	2,636
Total	$20,429	$20,603

The decrease in time certificates of deposit (CD's) of $250,000 or more was primarily attributable to maturities of time deposits, which was partially offset by the additions of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management's opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 63.6% on September 30, 2015.  In addition, on September 30, 2015, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $1,126,000 in securities due within one year or less; and $26,757,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $57,000,000 at September 30, 2015.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at September 30, 2015 of $237,234,000; credit availability is subject to certain collateral requirements.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2015, the Bank's capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2015.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$93,244	9.20%	5.0%
Common Equity Tier 1	$93,244	13.95%	6.5%
Tier 1 Risk-Based	$93,244	13.95%	8.0%
Total Risk-Based	$101,621	15.20%	10.0%

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

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2015, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2015.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2014 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At September 30, 2015, approximately 73% in principal amount of the Bank's loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At September 30, 2015, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 71% and 2%, respectively, in principal amount of the total loans in the Bank's portfolio.  At September 30, 2015, all of the Bank's real estate mortgage and construction loans and approximately 8% in principal amount of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB has adopted various regulations which have and will continue to impact our residential mortgage lending business.  For additional information, see "Business – Certain CFPB Rules" in Part I, Item 1 in our Annual Report on Form 10-K.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At September 30, 2015, approximately 73% in principal amount of the Bank's loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.

For the last several years, economic conditions in California, and especially the regional markets we serve, have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government's budgetary and fiscal difficulties. California continues to have a high unemployment rate. Also, California markets have experienced some of the worst property value declines in the U.S.

In addition, in the recent past, the State government of California has experienced budget shortfalls or deficits that have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved, in the November 2012 general elections, certain increases in the rate of income taxation in California, and also elected Democratic super-majorities in both Houses of the California legislature, thus potentially facilitating further increases in California tax rates. As a consequence, California's current budget does not reflect a deficit, however, there can be no assurance that the state's fiscal and budgetary challenges will be readily resolved. In addition, the impact of increased rates of income taxation on the level of economic activity in California cannot be predicted at this time.

Also, municipalities and other governmental units within California have been experiencing budgetary difficulties, and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the State of California's governmental obligations, as well as those of California municipalities and other governmental units.

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

Information Security Breaches or Other Technological Difficulties Could Adversely Affect the Company

Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information in our computer systems, networks and business applications. Although we take protective measures, our computer systems may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our or our customers' operations, interception, misuse or mishandling of personal or confidential information, or processing of unauthorized transactions or loss of funds. These events could result in litigation and financial losses that are either not insured against or not fully covered by our insurance, regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cybersecurity risks.

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

We may also be subject to disruptions of our operating systems arising from other events that are wholly or partially beyond our control, such as electrical, internet or telecommunications outages, natural disasters (such as major seismic events), or unexpected difficulties with the implementation of our technology enhancement projects, which may give rise to disruption of service to customers and to financial loss or liability. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

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

In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions, including through the use of social engineering schemes such as "phishing." The ability of our customers to bank remotely, including online and though mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

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

In March of 2015, the Federal bank regulators issued two related statements regarding cybersecurity.  One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution.  The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution's operations after a cyber-attack involving destructive malware.  A financial institution is also expected to develop appropriate processes that enable recovery of data and business operations and that address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.   While we do not believe that these statements contain any new regulatory expectations, we are continuing to evaluate them and they do indicate that the regulators regard cybersecurity to be a matter of great importance for U.S. financial institutions.  A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial penalties.

In July of 2015, the Federal bank regulators announced the issuance of a cybersecurity assessment tool, the output of which can assist a financial institution's senior management and board of directors in assessing the institution's cybersecurity risk and preparedness.  The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution's level of cybersecurity risk.  The second part of the assessment tool is cybersecurity maturity, which is designed to help management assess whether their controls provide the desired level of preparedness.  Beginning in late 2015 or early 2016, the Federal bank regulators plan to utilize the assessment tool as part of their examination process when evaluating financial institutions' cybersecurity preparedness in information technology and safety and soundness examinations and inspections.  We are evaluating this newly issued assessment tool, as well as the resources which will be necessary to effectively utilize the assessment tool and meet regulatory expectations.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 5, 2015	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Senior Executive Vice President / Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)