Form 10-K
period 2015-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2016-03-10
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____ _____
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on June 30, 2015 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2015) was $70,463,362.

The number of shares of the registrant's Common Stock outstanding as of March 3, 2016 was 10,293,519.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2016 Annual Meeting of Shareholders.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. "Risk Factors," and the other risks described in this report for factors to be considered when reading any forward-looking statements in this filing.

This report includes forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission ("SEC") filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

In this document, for example, we make forward-looking statements, which discuss our expectations about:

•	Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position

•	Our assessment of significant factors and developments that have affected or may affect our results

•	Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Dodd-Frank Wall Street Reform and Protection Act (the "Dodd-Frank Act") and other legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal or regulatory actions

•	Draws on performance letters of credit

•	Our regulatory capital requirements under the new capital rules of the U.S. federal bank regulatory agencies

•	Payment of dividends in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs and delinquency rates

•	Our deposit base including renewal of time deposits

•	A decrease in reinvestment of maturing securities as loan volume increases

•	The impact on our net interest income and net interest margin from the current low-interest rate environment and our strategy regarding net interest income

•	Any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position and the potential effect of increase in stock market values

•	Our long-term strategy to maintain deposit growth to fund growth in loans and other earnings assets and our focus on growing other operating income in asset management and other areas

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected rates of return, yields and projected results

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in this "Note Regarding Forward-Looking Statements" and in Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PART I

ITEM 1 - BUSINESS

General

First Northern Bank of Dixon ("First Northern" or "Bank") was established in 1910 under a California state charter as Northern Solano Bank, and opened for business on February 1st of that year. On January 2, 1912, the First National Bank of Dixon was established under a federal charter, and until 1955, the two entities operated side by side under the same roof and with the same management. In an effort to increase efficiency of operation, reduce operating expense, and improve lending capacity, the two banks were consolidated on April 8, 1955, with the First National Bank of Dixon as the surviving entity.

On January 1, 1980, the Bank's federal charter was relinquished in favor of a California state charter, and the Bank's name was changed to First Northern Bank of Dixon.

In April of 2000, the shareholders of First Northern approved a corporate reorganization, which provided for the creation of a bank holding company, First Northern Community Bancorp ("Company"). The objective of this reorganization, which was effected May 19, 2000, was to enable the Bank to better compete and grow in its competitive and rapidly changing marketplace. As a result of the reorganization, the Bank is a wholly-owned and principal operating subsidiary of the Company. The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank. Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties.

First Northern engages in the general commercial banking business throughout the California Counties of Solano, Yolo, Placer, and Sacramento.

The Company's and the Bank's Administrative Offices are located in Dixon, California. Also located in Dixon are the back office functions of the Information Services/Central Operations Department and the Central Loan Department.

The Bank has nine full service branches. Three are located in the Solano County cities of Dixon, Fairfield, and Vacaville. Four branches are located in the Yolo County cities of Winters, Davis, West Sacramento and Woodland; and two branches are located in the Placer County cities of Roseville and Auburn. The Bank also has one satellite banking office inside a retirement community in the city of Davis. In addition, the Bank has a residential mortgage loan office in Davis. The Bank also has an Asset Management & Trust Department in Downtown Sacramento that serves the Bank's entire market area. Similarly, the Bank engages financial advisors who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in Davis and Auburn. The Bank also has a commercial loan office in the Contra Costa County city of Walnut Creek that serves the East Bay Area's small- to medium-sized business lending needs.

First Northern is in the commercial banking business, which includes accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans. It also issues cashier's checks, sells travelers' checks, rents safe deposit boxes, and provides other customary banking services. The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and all deposit accounts are insured by the FDIC to the maximum amount permitted by law, currently $250,000 per depositor.

First Northern also offers a broad range of alternative investment products and services through Raymond James Financial Services, Inc., equipment leasing, credit cards, merchant card processing, payroll services, and limited international banking services through third parties.

The operating policy of the Bank since its inception has emphasized serving the banking needs of individuals and small- to medium-sized businesses. In Dixon, this has included businesses involved in crop and livestock production. Historically, the economy of the Dixon area was primarily dependent upon agricultural related sources of income and most employment opportunities have also been related to agriculture.  Since 2000, Dixon's economy has continued to diversify with expansion in the areas of industrial, commercial, retail, and residential housing projects.

The Bank operates one branch in Davis.  The Davis economy is supported significantly by the University of California, Davis.

In 1983, the West Sacramento Branch was opened. The West Sacramento economy is based primarily on transportation, manufacturing, and distribution-related business.

In order to accommodate the demand of the Bank's customers for long-term residential real estate loans, a mortgage loan office was opened in 1983. This office is centrally located in Davis, and has enabled the Bank to access the secondary real estate market.

The Vacaville Regency Park Branch was opened in 1985. Vacaville has a diverse economic base including a California state prison, food processing, distribution, shopping centers ("factory outlet stores"), medical, biotech, and other varied industries.

In 1994, the Fairfield Branch was opened. Its diverse economic base includes military, namely Travis Air Force Base, food processing (an Anheuser-Busch plant), retail, namely the "Solano Town Center", manufacturing, medical, agriculture, and other varied industries.  Fairfield is the county seat of Solano County.

A mortgage loan production office was opened in El Dorado Hills in April 1996, to serve the growing mortgage loan demand in the foothills area east of Sacramento.  This office was moved to Folsom in 2006, a more central location for serving Folsom, Rancho Cordova, and the west slope of El Dorado County.  The Folsom office was consolidated into the Roseville Mortgage Office in early 2012.

An SBA Loan Department was opened in April 1997 in Sacramento to serve the small business and industrial loan demand throughout the Bank's entire market area. Today, SBA loans are underwritten by the Bank's small business lenders located within the Bank's branches.

In June of 1997, the Bank's seventh branch was opened in Woodland, the county seat of Yolo County. Woodland's economy includes agribusiness, retail services, and an industrial sector.

The Bank's eighth branch, the Downtown Financial Center, opened in July of 2000 in Vacaville to serve the business and individual financial needs on the west side of Interstate-80. The Vacaville Regency Park Branch was consolidated into the Vacaville Downtown Financial Center in January 2012.

Two satellite banking offices of the Bank's Davis Branch were opened in 2001 in the Davis senior living communities of Covell Gardens and the University Retirement Community. The Bank later consolidated the Covell Gardens location into its main branch in Davis.

In December of 2001, Roseville became the site of the Bank's fourth mortgage loan production office. This office served the residential mortgage loan needs throughout the foothill regions of Placer, Sacramento as well as the west slope of El Dorado County through June 2014, when it was consolidated into the Davis mortgage loan office.

In October of 2002, the Bank opened its tenth branch on a prominent corner in Downtown Sacramento to serve Sacramento Metro's business center and its employees. The Bank's Asset Management & Trust Department, located on the mezzanine of the Downtown Sacramento Branch, was also opened in 2002 to serve the trust and fiduciary needs of the Bank's entire market area.  On November 4, 2013, the Downtown Sacramento Branch was consolidated into the West Sacramento Branch while another Sacramento location is identified that will allow the Bank to provide more convenience to its clients.  In July 2015, the Asset Management & Trust Department relocated to another office a few blocks away in Downtown Sacramento.

The Bank expanded its presence in Placer County in January 2005 by opening a full service branch on a prominent corner in the business district of Roseville.

In late 2007, First Northern Bank seized an opportunity in Auburn to acquire several key personnel from a highly respected local bank that had just merged with a large conglomerate bank. While First Northern scouted for a branch site, the 'Auburn team' worked from the Bank's Roseville Branch to develop business in Auburn. In June 2008, the Bank opened its Auburn Financial Center in a temporary location. Later, First Northern Bank purchased a building in the Auburn Town Center that previously housed a branch of a bank that no longer exists. In 2011, the Auburn Financial Center staff moved into its permanent location. First Northern Bank leases office space in this building to various tenants. The Auburn Financial Center houses a full service branch and an Investment & Brokerage Services Office. Auburn is the county seat of Placer County.

In 2013, the Bank opened a commercial loan office in the Contra Costa County city of Walnut Creek to serve the East Bay Area's small- to medium-sized business lending needs.

Through this period of change and diversification, the Bank's strategic focus, which emphasizes serving the banking needs of individuals and small-to medium-sized businesses, has not changed. The Bank takes real estate, crop proceeds, securities, savings and time deposits, automobiles, and equipment as collateral for loans.

Fiduciary services are offered to individuals, businesses, governments, and charitable organizations in the Solano, Yolo, Sacramento, Placer, El Dorado and Contra Costa County regions. Most of the Bank's deposits are attracted from the market of northern and central Solano County and southern and central Yolo County.

As of December 31, 2015, the Company and the Bank employed 171 full-time employees and 212 employees in total.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Available Information

The Company makes available free of charge on its website, www.thatsmybank.com, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the U. S. Securities and Exchange Commission ("SEC").  These filings are also accessible on the SEC's website at www.sec.gov.  The information found on the Company's website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both member and non-member financial institutions' deposits.  Such actions significantly affect the overall growth and distribution of loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits.  Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in an effort to stimulate economic growth and reduce levels of unemployement, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  In December 2015, the FRB raised the target range for the federal funds rate to 1/4 to 1/2%. The FRB further indicated that future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and 2% inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. The FRB also indicated that it intended to continue its policy of holding longer-term Agency and Treasury securities at sizable levels to help maintain accommodative financial conditions. We cannot predict with any certainty the degree to which the FRB will continue its accommodative monetary policies, nor the timing of further easing of these policies.

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

Supervision and Regulation of Bank Holding Companies

The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA").  The Company reports to, registers with, and is subject to supervision and examination by, the FRB.  The FRB also has the authority to examine the Company's subsidiaries.  The costs of any examination by the FRB are payable by the Company.

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

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position.  The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Company is also subject to restrictions relating to the payment of dividends under California corporate law.  See "Restrictions on Dividends and Other Distributions" below for additional restrictions on the ability of the Company and the Bank to pay dividends.

Supervision and Regulation of the Bank

The Bank is subject to regulation, supervision and regular examination by the Financial Institutions Division of the California Department of Business Oversight ("DBO") and the FDIC.  The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements.  While the Bank is not a member of the FRB, it is directly subject to certain regulations of the FRB dealing with such matters as check clearing activities, establishment of banking reserves, Truth-in-Lending ("Regulation Z"), Truth-in-Savings ("Regulation DD"), and Equal Credit Opportunity ("Regulation B").  The Bank is also subject to regulations of (although not direct supervision and examination by) the Consumer Financial Protection Bureau ("CFPB"), which was created by the Dodd-Frank Act. Among the CFPB's responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.

The banking industry is also subject to significantly increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering laws.  In recent years, a number of banks and bank holding companies announced the imposition of regulatory sanctions, including regulatory agreements and cease and desist orders and, in some cases, fines and penalties, by the bank regulators due to failures to comply with the Bank Secrecy Act and other anti-money laundering legislation.  In a number of these cases, the fines and penalties have been significant.  Failure to comply with these additional requirements may also adversely affect the Bank's ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions.

Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities.

California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner.  Federal banking laws, however, impose limitations on the activities and equity investments of state chartered, federally insured banks.  The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank.  FDIC rules also prohibit a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund.  The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those activities that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto.  Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

The USA Patriot Act

Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") includes numerous provisions for fighting international money laundering and blocking terrorism access to the U.S. financial system.  The USA Patriot Act requires certain additional due diligence and record keeping practices, including, but not limited to, new customers, correspondent and private banking accounts.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA").  Among its provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish appropriate anti-money laundering policies, procedures, and controls; (iii) appoint a Bank Secrecy Act officer responsible for day-to-day compliance; and (iv) conduct independent audits.  In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities, and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLAFATA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these Acts.

Pursuant to IMLAFATA, the Secretary of the Treasury, in consultation with the heads of other government agencies, has adopted and proposed measures applicable to banks, bank holding companies, and/or other financial institutions.  These measures include enhanced record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Privacy Restrictions

The Gramm-Leach-Bliley Act ("GLBA"), which became law in 1999, in addition to the previous described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on the sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards.

The Company believes that it complies with all provisions of GLBA and all implementing regulations, and that the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

California and other state legislatures have adopted privacy laws, including laws prohibiting sharing of customer information without the customer's prior permission.  These laws may make it more difficult for the Company to share information with its marketing partners, reduce the effectiveness of marketing programs, and increase the cost of marketing programs.

Capital Standards

The FRB and the federal banking agencies have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks.  In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the guidelines published by the Basel Committee on Banking Supervision (Basel Committee) known as the Basel III Global Regulatory Framework for Capital and Liquidity.  The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.   These rules adopted by the FRB and the other federal banking agencies (the U.S. Basel III Capital Rules) replaced the federal banking agencies' general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules, in accordance with certain transition provisions.
Banks, such as First Northern Bank, became subject to the new rules on January 1, 2015.  The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  When fully phased in by January 1, 2019, the final rules will provide for increased minimum capital ratios as follows:  (a) a common equity Tier1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets when fully phased in).  The phase-in of the capital conservation buffer begins January 1, 2016 and must be completed by January 1, 2019.  The U.S. Basel III capital rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017.
The following tables present the capital ratios for the Company and the Bank as of December 31, 2015 (calculated in accordance with the Basel III capital rules):

	The Company
	2015		Adequately Capitalized
	Capital	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$86,344	8.3%	4.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	86,344	12.4%	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	86,344	12.4%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	95,067	13.7%	8.0%

	The Bank
	2015		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$84,100	8.0%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	84,100	12.1%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	84,100	12.1%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	92,823	13.3%	8.0%	10.0%

The federal banking agencies must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital.  This evaluation will be made as a part of the institution's regular safety and soundness examination.  The federal banking agencies must also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluating a Bank's capital adequacy.

In January 2014, the Basel Committee issued an updated version of its leverage ratio and disclosure guidance.  The Basel Committee guidance continues to set a minimum Basel III leverage ratio of 3%.  The Basel III leverage ratio will be subject to further calibration until 2017, with final implementation expected by January 2018.  The Basel Committee is expected to collect data during this observation period to assess whether a minimum leverage ratio of 3% is appropriate over a full credit cycle and for various types of business models and to assess the impact of using common equity tier 1 capital or total regulatory capital as the numerator.

Prompt Corrective Action and Other Enforcement Mechanisms

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, under-capitalized, significantly undercapitalized, and critically undercapitalized.

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in one of five capital capital categories ranging from "well-capitalized" to "critically under-capitalized."

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "under-capitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2015, the Company and the Bank exceeded the required ratios for classification as "well capitalized."  Institutions that are "under-capitalized" or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital.  An "under-capitalized" bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.  Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

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

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank's net income for its last three fiscal years (less any distributions to shareholders during such period).  In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.

In prior years, the Company was also subject to dividend and share repurchase restrictions in our corporate charter relating to the 2011 issuance to the U.S. Treasury of $22.8 million of preferred stock in connection with the Small Business Lending Fund financing program.  On February 8, 2013, the Company redeemed $10 million of the preferred stock. On October 26, 2015, the Company redeemed the remaining $12.8 million in preferred stock. As such, the Company is no longer subject to these dividend and share repurchase restrictions.

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund ("DIF") maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category.  The FDIC determines an institution's risk category by combining its supervisory ratings with its financial ratios and other risk measures.

Amendments to the Federal Deposit Insurance Act ("FDIA") in 2005 and 2006 created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund.  As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, beginning on April 1, 2009, the FDIC initial base assessment rates were set between 12 and 45 basis points.  The FDIC also has the authority to impose special assessments at any time it estimates that DIF reserves could fall to a level that would adversely affect public confidence.

The Dodd-Frank Act required the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of the institution, rather than upon deposits payable in the U.S. as was previously the case.

In October 2010, the FDIC adopted a comprehensive, long-range "restoration" plan for the DIF to ensure that the ratio of the fund's reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act. Since 2010, the funds designated reserve ratio has been set at 2 percent.  In October 2015, FDIC staff recommended maintaining the designated reserve ratio at 2 percent for 2016.  There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.

Community Reinvestment Act and Fair Lending

The Bank is subject to certain fair lending requirements and reporting obligations involving its home mortgage lending operations and is also subject to the Community Reinvestment Act ("CRA").  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of the Bank's local communities, including low- and moderate-income neighborhoods.  In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when reviewing other activities by the Bank, particularly applications involving business expansion such as acquisitions or de novo branching.

Certain CFPB Rules

In 2013, the Consumer Financial Protection Bureau (CFPB) issued an Ability-to-Repay rule that all newly originated residential mortgages must meet, effective with new applications received as of January 10, 2014. The Ability-to-Repay rule establishes guidelines that the lender must follow when reviewing an applicant's income, obligations, assets, liabilities, and credit history and requires that the lender make a reasonable and good faith determination of an applicant's ability to repay the loan according to its terms. Lenders will be presumed to have met the Ability-to-Repay rule by originating loans that meet the criteria for "Qualified Mortgages", which are set forth in detail in the rule. The mortgage loans originated by the Bank with the intent to sell them to Freddie Mac do meet the Qualified Mortgage criteria.

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

Conservatorship and Receivership of Insured Depository Institutions

If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, under federal law, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution's affairs.  Such disaffirmance or repudiation would result in a claim by its holder against the receivership or conservatorship.  The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and its priority relative to the priority of others.  In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution.  The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution's shareholders or creditors.

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This sweeping legislation has affected U.S. financial institutions, including us, in many ways, some of which have increased, or may increase in the future, the cost of doing business and have presented other challenges to the financial services industry. Many of the law's provisions have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented and, therefore, the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The law contains many provisions which may have particular relevance to our business, including provisions that have resulted in adjustments to our FDIC deposit insurance premiums and that can be expected to result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits.

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

Overdraft and Interchange Fees; Interest on Demand Deposits.

In November 2009, the FRB adopted amendments under its Regulation E that imposed new restrictions on banks' abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the FRB to establish standards for interchange fees that are "reasonable and proportional" to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the final rule, effective in October 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation.  The FRB's regulation is resulting in decreased revenues and increased compliance costs for the banking industry and the Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments.

On July 21, 2011, the FRB's final rule repealing Regulation Q's prohibition against the payment of interest on demand deposit accounts became effective. Over time, permitting the payment of interest on business checking accounts could have a significant impact on our commercial deposit business.

Sarbanes – Oxley Act

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Among other things, Sarbanes-Oxley and its implementing regulations established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders and contained new evaluation, auditing and reporting requirements relating to disclosure controls and procedures and our internal control over financial reporting.

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

Competition

In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours, although these larger institutions may be required to hold more regulatory capital and as a result, achieve lower returns on equity), savings and loan associations, and credit unions.  For agricultural loans, the Bank also competes with constituent entities with the Federal Farm Credit System.  To a lesser extent, competition is also provided by thrift and loans, mortgage brokerage companies and insurance companies.  Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business.  Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems.  We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a presence in our market footprint and have grown rapidly in recent years.

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

We also compete for deposits and loans with much larger financial institutions.  Competition in our industry is likely to further intensify as a result of continued consolidation of financial services companies, including large consolidations of significance in our market area.  In order to compete with major financial institutions and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees.

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

In response, various significant economic and monetary stimulus measures have been enacted by the U.S. Congress. It is uncertain whether these U.S. governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the recessionary conditions will continue. If, notwithstanding the government's fiscal and monetary measures, the U.S. economy were to become subject to a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for us.

The Bank is Subject to Lending Risks of Loss and Repayment Associated with Commercial Banking Activities which could Adversely Affect the Bank's Financial Condition and Results of Operations

The Bank's business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans, and commercial and multi-family real estate loans.  The principal factors affecting the Bank's risk of loss in connection with commercial business loans include the borrower's ability to manage its business affairs and cash flows, general economic conditions and, with respect to agricultural loans, weather and climate conditions.  In recent years, California has been affected by severe drought conditions, which, if they were to continue, may adversely impact our commercial loan customers, particularly in the agricultural sector.  Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks will not materialize, in which event, the Company's financial condition, results of operations, cash flows, and business prospects could be materially adversely affected.

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank's Financial Condition and Results of Operations

The Bank's allowance for estimated losses on loans was approximately $9.3 million, or 1.51% of total loans, at December 31, 2015, compared to $8.6 million, or 1.57% of total loans, at December 31, 2014, and 358.8% of total non-performing loans net of guaranteed portions at December 31, 2015, compared to 166.5% of total non-performing loans, net of guaranteed portions at December 31, 2014.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank's loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank's other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank's foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DBO, as an integral part of their examination process, periodically review the Bank's allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank's financial condition and results of operations.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience" below.

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2015, approximately 72% of the Bank's loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2015, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 69% and 3%, respectively, of the total loans in the Bank's portfolio.  At December 31, 2015, all of the Bank's real estate mortgage and construction loans and approximately 9% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.  For additional information, see "Business – Certain CFPB Rules" in Item 1 of this Report on Form 10-K.

See "U.S. and global economies continue to experience significant challenges" above, and "Adverse California Economic Conditions Could Adversely Affect the Bank's Business" below.

Adverse economic factors affecting certain industries the Bank serves could adversely affect our business.

We are subject to certain industry specific economic factors.  For example, a portion of the Bank's total loan portfolio is related to residential and commercial real estate, especially in California.  Increases in residential mortgage loan interest rates could have an adverse effect on the Bank's operations by depressing new mortgage loan originations, which in turn could negatively impact the Bank's title and escrow deposit levels.  Additionally, a further downturn in the residential real estate and housing industries in California could have an adverse effect on the Bank's operations and the quality of its real estate and construction loan portfolio.  Although the Bank does not engage in subprime or negative amortization lending, effects of recent subprime market challenges, combined with the ongoing challenges in the U.S. and California real estate markets, could result in further price reductions in single family home prices and a lack of liquidity in refinancing markets.  These factors could adversely impact the quality of the Bank's residential construction, residential mortgage and construction related commercial portfolios in various ways, including by decreasing the value of the collateral for our loans.  These factors could also negatively affect the economy in general and thereby the Bank's overall loan portfolio.

The Bank provides financing to, and receives deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial, and commercial industries.  The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, which has lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio.  Continued increases in fuel prices and energy costs and the continuation of the drought in California could adversely affect businesses in several of these industries.  Industry specific risks are beyond the Bank's control and could adversely affect the Bank's portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.

We are subject to significant federal and state banking regulation and supervision, which is primarily for the benefit and protection of our customers and the Deposit Insurance Fund and not for the benefit of investors in our securities.  In the past, our business has been materially affected by these regulations. This will continue and likely intensify in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us may change at any time. Regulatory authorities may also change their interpretation of and intensify their examination of compliance with these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance, which could result in the imposition of significant civil money penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may divert management attention from our business operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry.  Many provisions of the law have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented by the federal banking agencies and therefore the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The law contains many provisions that may have particular relevance to the business of the Bank. While the full effect of these provisions of the Dodd-Frank Act on the Bank cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums, and can be expected to result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, as well as increased interest expense on our demand deposits, some or all of which may be material.

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

In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see "Business-Capital Standards" in Item 1 of this Form 10-K.
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

Refer to "Business – Supervision and Regulation of Bank Holding Companies" and "Business – Supervision and Regulation of the Bank" in Item 1 of this Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2015, approximately 72% of the Bank's loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.

For the last several years, economic conditions in California, and especially the regional markets we serve, have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government's budgetary and fiscal difficulties. California continues to have a high unemployment rate. Also, certain California markets have experienced some of the worst property value declines in the U.S.

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

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on "interest rate differentials" and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank's interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank's interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank's control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  The Bank is generally adversely affected by declining interest rates.  For the past several years, in response to the financial crisis which began in 2008 and the ensuing recession, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  In December 2015, the FRB raised the target range for the federal funds rate to 1/4 to 1/2%.   The FRB further indicated that future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and 2% inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels.  The FRB also indicated that it intended to continue its policy of holding longer-term Agency and Treasury securities at sizable levels to help maintain accommodative financial conditions.  We cannot predict with any certainty the degree to which the FRB will continue its accommodative monetary policies, nor the timing of further easing of these policies.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2015 and December 31, 2014, 2% of the dollar value of the Company's total deposits was represented by time certificates of deposit in excess of $250,000.  Although we have adopted a pricing strategy designed to reduce the level of time deposits, these deposits are also considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company's liquidity, profitability, business prospects, results of operations and cash flows.

Time deposit accounts have decreased $64.3 million or 42.3% since December 31, 2009.  This decline was the result of an explicit pricing strategy adopted by the Company during the fourth quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds.

Our Ability to Pay Dividends is Subject to Legal Restrictions

As a bank holding company, our cash flow typically comes from dividends of the Bank.  Various statutory and regulatory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.  The ability of the Company to pay cash dividends in the future also depends on the Company's profitability, growth, and capital needs.  In addition, California law restricts the ability of the Company to pay dividends.  No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued.  See "Business - Restrictions on Dividends and Other Distributions" above.

Competition Adversely Affects our Profitability

In California generally, and in the Bank's primary market area specifically, major banks dominate the commercial banking industry.  By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank.  Competition is likely to further intensify as a result of recent adverse economic and financial market conditions which have led to increased consolidation of financial services companies, including large consolidations of significance in our market area.  In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations, credit unions and member institutions of the Farm Credit System, which offer many services that traditionally were offered only by banks.  Using the financial holding company structure, insurance companies, and securities firms may compete more directly with banks and bank holding companies.  In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market.  Current federal law has also made it easier for out-of-state banks to enter and compete in the states in which we operate. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act which, among other things, permits out-of-state de novo branching by national banks, state banks and foreign banks from other states.  Also, technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks.  For example, consumers can pay bills and transfer funds over the internet and by telephone without banks.  Non-bank financial service providers may have lower overhead costs and are subject to fewer regulatory constraints.  If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.  During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank's customers to refinance their loans.  Furthermore, during periods of economic slowdown or recession, the Bank's borrowers may face financial difficulties and be more receptive to offers from the Bank's competitors to refinance their loans.  No assurance can be given that the Bank will be able to compete with these lenders.  See "Business - Competition" above.

Government Regulation and Legislation Could Adversely Affect the Company

The Company and the Bank are subject to extensive state and federal regulation, supervision, and legislation, which govern almost all aspects of the operations of the Company and the Bank.  The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.  Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund and not for the benefit of shareholders of the Company.  Regulatory authorities may also change their interpretation of these laws and regulations.  The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse.  See "Business – Supervision and Regulation of the Bank" and "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" above.

We maintain systems and procedures designed to comply with applicable laws and regulations.  However, some legal/regulatory frameworks provide for the imposition of criminal or civil penalties (which can be substantial) for non-compliance.  In some cases, liability may attach even if the non-compliance was inadvertent or unintentional and even if compliance systems and procedures were in place at the time.  There may be other negative consequences from a finding of non-compliance, including restrictions on certain activities and damage to the Company's reputation.

Our Controls and Procedures May Fail or be Circumvented Which Could Have a Material Adverse Effect on the Company's Financial Condition or Results of Operations

The Company maintains controls and procedures to mitigate against risks such as processing system failures and errors, and customer or employee fraud, and maintains insurance coverage for certain of these risks.  Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Events could occur which are not prevented or detected by the Company's internal controls or are not insured against or are in excess of the Company's insurance limits.  Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

As discussed above in Part I under the caption "Business – Premiums for Deposit Insurance," the FDIC adopted a comprehensive, long-range "restoration" plan for the Deposit Insurance Fund to ensure that the ratio of the fund's reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act.  The FDIC could further increase deposit premiums or impose special assessments in the future.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

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

Changes in Accounting Standards Could Materially Impact Our Financial Statements

The Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, called GAAP.  The financial information contained within our consolidated financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical loss factors that we use.  Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets.  We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices.  GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.  Accounting standards and interpretations currently affecting the Company and its subsidiaries may change at any time, and the Company's financial condition and results of operations may be adversely affected.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

There is a Limited Public Market for the Company's Common Stock which May Make it Difficult for Shareholders to Dispose of Their Shares

The Company's common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol "FNRN".  The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Securities, and Monroe Securities, Inc., all currently make a market in the Company's common stock.  Management is aware that there are also private transactions in the Company's common stock.  However, the limited trading market for the Company's common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company's common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

Advances and Changes in Technology, and the Company's Ability to Adapt Its Technology, could Impact Its Ability to Compete and Its Business and Operations

Advances and changes in technology can significantly impact the business and operations of the Company.  The Company faces many challenges including the increased demand for providing computer access to Bank accounts and the systems to perform banking transactions electronically.  The Company's merchant processing services require the use of advanced computer hardware and software technology and rapidly changing customer and regulatory requirements.  The Company's ability to compete effectively depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements.  In addition, the Company's business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption, and unethical individuals with the technological ability to cause disruptions or failures of the Company's data processing systems.

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

In March of 2015, the Federal bank regulators issued two related statements regarding cyber security. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes that enable recovery of data and business operations and that address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. While we do not believe that these statements contain any new regulatory expectations, we are continuing to evaluate them, and they do indicate that the regulators regard cyber-security to be a matter of great importance for U.S. financial institutions. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial sanctions.
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

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third-party's systems failing or experiencing attack.

Environmental Hazards Could Have a Material Adverse Effect on the Company's Business, Financial Condition and Results of Operations

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

In the future the Company may be required to recognize impairment with respect to investment securities which may adversely affect our Results of Operations

The Company's securities portfolio contains mortgage-backed securities and currently includes securities with unrecognized losses.  The Company may continue to observe declines in the fair market value of these securities.  Management evaluates the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize impairment charges with respect to these and other holdings.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through fourteen offices in five counties in Northern California operating out of three offices in Solano County, six in Yolo County, two in Sacramento County, two in Placer County, and one in Contra Costa County.  In addition, the Company owns four vacant lots, three in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

The Bank owns four branch office locations and two administrative facilities and leases 11 facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

See Item 1 "Business - General" in this report for more information regarding our properties.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol "FNRN".  The Company is aware that Howe Barnes Hoefer & Arnett, Stone & Youngberg, Wedbush Securities, and Monroe Securities, Inc., all currently make a market in the Company's common stock.  Management is aware that there are also private transactions in the Company's common stock, and the data set forth below may not reflect all such transactions.

The following table summarizes the range of reported high and low bid quotations of the Company's Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2015	$7.86	$7.58
3rd Quarter 2015	$7.88	$7.26
2nd Quarter 2015	$7.54	$7.20
1st Quarter 2015	$7.66	$7.39

4th Quarter 2014	$7.37	$7.13
3rd Quarter 2014	$7.19	$6.78
2nd Quarter 2014	$6.96	$6.45
1st Quarter 2014	$7.43	$6.40

*  Price adjusted for stock dividends in the indicated periods for the 4% stock dividends payable March 31, 2016, and 2015, as described below.

As of March 3, 2016, there were approximately 1,352 holders of record of the Company's common stock, no par value.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 28, 2014	3%	March 31, 2014
February 27, 2015	4%	March 31, 2015
February 29, 2016	4%	March 31, 2016

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See "Business – Restrictions on Dividends and Other Distributions" above.  The Company made no repurchases of common stock in the twelve months ended December 31, 2015.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company's audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2012, and 2011 have been derived from the Company's historical consolidated financial statements not included in this Report.  The financial information for 2015, 2014, and 2013 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is in Part II (Item 7) of this Report and with the Company's audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2015	2014	2013	2012	2011

Interest and Dividend Income	$33,128	$30,840	$28,859	$28,259	$28,790
Interest Expense	(1,154)	(1,291)	(1,265)	(1,802)	(2,476)
Net Interest Income	31,974	29,549	27,594	26,457	26,314
Provision for Loan Losses	(650)	(1,800)	(1,200)	(3,276)	(5,138)
Net Interest Income after Provision for Loan Losses	31,324	27,749	26,394	23,181	21,176
Other Operating Income	7,596	7,480	9,300	9,442	9,382
Other Operating Expense	(28,259)	(26,569)	(27,456)	(26,254)	(26,762)
Income before Taxes	10,661	8,660	8,238	6,369	3,796
Provision for Taxes	(3,740)	(2,790)	(2,854)	(1,723)	(1,132)
Net Income	$6,921	$5,870	$5,384	$4,646	$2,664

Preferred Stock Dividend and Accretion	(105)	(129)	(677)	(1,139)	(1,399)

Net Income available to common shareholders	$6,816	$5,741	$4,707	$3,507	$1,265

Basic Income Per Share	$0.64	$0.55	$0.45	$0.33	$0.12

Diluted Income Per Share	$0.64	$0.54	$0.45	$0.33	$0.12

Total Assets	$1,044,625	$957,884	$897,669	$831,483	$781,150

Total Investments	$183,351	$151,226	$173,269	$184,491	$160,241

Total Loans, including Loans Held-for-Sale, net	$606,204	$538,470	$508,113	$445,008	$435,621

Total Deposits	$948,114	$857,052	$803,787	$730,811	$678,958

Total Equity	$85,849	$92,051	$84,908	$92,325	$87,702

Weighted Average Shares of Common Stock outstanding used for Basic Income Per Share Computation (1)	10,571,962	10,524,319	10,499,637	10,471,559	10,429,717

Weighted Average Shares of Common Stock outstanding used for Diluted Income Per Share Computation (1)	10,630,572	10,579,262	10,539,722	10,500,111	10,430,697

Return on Average Total Assets	0.69%	0.62%	0.62%	0.58%	0.35%

Net Income/Average Equity	7.41%	6.59%	6.36%	5.11%	3.19%

Net Income/Average Deposits	0.76%	0.69%	0.70%	0.66%	0.40%

Average Loans/Average Deposits	62.18%	60.71%	61.06%	62.22%	65.17%

Average Equity to Average Total Assets	9.25%	9.46%	9.83%	11.34%	11.00%

(1)             All years have been restated to give retroactive effect for stock dividends issued and stock splits.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Financial highlights for 2015 include:

The Company reported net income of $6.9 million for 2015, a 17.0% increase compared to net income of $5.9 million for 2014.  Net income available to common shareholders totaled $6.8 million, a 19.3% increase compared to net income available to common shareholders of $5.7 million for 2014.  Net income per common share after consideration of dividends on preferred stock paid to the U.S. Treasury for 2015 was $0.64 and resulted in an increase in net income per common share of 16.4% compared to net income per common share of $0.55 for 2014.  Net income per common share on a fully diluted basis was $0.64 for 2015, an increase of 18.5% compared to net income per common share on a fully diluted basis of $0.54 for 2014.

Loans (including loans held-for-sale), net of allowance, increased to $606.2 million at December 31, 2015, a 12.6% increase from $538.5 million at December 31, 2014.  Commercial loans totaled $136.1 million at December 31, 2015, up 12.7% from $120.8 million at December 31, 2014; commercial real estate loans were $292.3 million, up 13.7% from $257.0 million at December 31, 2014; agriculture loans were $84.8 million, up 38.8% from $61.1 million at December 31, 2014; residential mortgage loans were $43.4 million, down 14.1% from $50.5 million at December 31, 2014; residential construction loans were $12.1 million, up 101.7% from $6.0 million at December 31, 2014; and consumer loans totaled $45.4 million, down 9.0% from $49.9 million at December 31, 2014.

Average deposits increased to $907.4 million during 2015, a $62.5 million or 7.4% increase from 2014.

The Company reported average total assets of $1.01 billion at December 31, 2015, up 7.2% from $941.8 million a year earlier.

The provision for loan losses in 2015 totaled $0.7 million, a decrease of 61.1% from $1.8 million in 2014.  Net recoveries were $12 thousand in 2015 compared to $2.6 million in net charge-offs in 2014.  The decrease in the provision for loan losses was primarily due to decreased charge-offs and improvements in credit quality.

Net interest income totaled $32.0 million for 2015, an increase of 8.5% from $29.5 million in 2014, primarily due to increased average loan volumes, decreased rates on interest-bearing transaction deposits, savings, and money market accounts, which was partially offset by decreased loan rates, decreased investment securities rates, decreased average investment securities volumes, increased average interest-bearing transaction, savings and money market account volumes.

Other operating income totaled $7.6 million for 2015, an increase of 1.3% from $7.5 million in 2014.  The increase was primarily due to increases in gains on sales of loans and gains on sales of other real estate owned, which was partially offset by decreases in service charges on deposit accounts.

Other operating expenses totaled $28.3 million for 2015, up 6.4% from $26.6 million in 2014.  The increase was primarily due to increases in salaries and employee benefits and other expenses, which was partially offset by decreases in other real estate owned expense and impairment.

In 2016, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other operating income in areas such as Asset Management and Trust and Investment and Brokerage Services, and deposit fee income, while remaining conscious of the need to maintain appropriate expense levels.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the allowance for loan losses, other real estate owned, investments, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company's most significant estimates are approved by its senior management team.  At the end of each financial reporting period, a review of these estimates is presented to the Company's Board of Directors.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Loan Losses

The Company believes the allowance for loan losses accounting policy is critical because the loan portfolio represents the largest asset type on the consolidated balance sheet, and there is significant judgment used in determining the adequacy of the allowance for loan losses.  The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on the Company's periodic evaluation of the factors mentioned below, as well as other pertinent factors.  The allowance for loan losses consists of an allocated component and a general component.  The components of the allowance for loan losses represent an estimate.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification.  These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loan loss element is determined using analysis that examines loss experience.

The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.  The general portion of the allowance reflects the Company's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss.  There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment.  Although the Company believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from Company estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

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

Other-than-temporary Impairment in Investment Securities

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes consideration regarding the duration and severity of impairment, the credit quality of the issuer and a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.  Other-than-temporary impairment is recognized in earnings if one of the following conditions exists:  1) the Company's intent is to sell the security; 2) it is more likely than not that the Company will be required to sell the security before the impairment is recovered; or 3) the Company does not expect to recover its amortized cost basis.  If, by contrast, the Company does not intend to sell the security and will not be required to sell the security prior to recovery of the amortized cost basis, the Company recognizes only the credit loss component of other-than-temporary impairment in earnings.  The credit loss component is calculated as the difference between the security's amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security's fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

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

A "more-likely-than-not" recognition threshold must be met before a tax benefit can be recognized in the financial statements.  For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority.  The Company recognized a decrease for unrecognized tax benefits during 2012.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.  For additional discussion, see Note 10 to the Consolidated Financial Statements in this Form 10-K.

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

In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the adoption of this update to have a significant impact on the Company's consolidated financial statements.

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

In August 2015, FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting). The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the clarification in this update to have a significant impact on the Company's consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01, among other things:


Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

	Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
	Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).

Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption of certain provisions is permitted. The Company does not expect the adoption of this update to have a significant impact on the Company's consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and
	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the adoption of this update to have a significant impact on the Company's consolidated financial statements.

STATISTICAL INFORMATION AND DISCUSSION

The following statistical information and discussion should be read in conjunction with the Selected Financial Data included in Part II (Item 6) and the audited consolidated financial statements and accompanying notes included in Part II (Item 8) of this Annual Report on Form 10-K.

The following tables present information regarding the consolidated average assets, liabilities and stockholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities.  Average loan balances include non-performing loans.  Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income.  Tax-exempt income is not shown on a tax equivalent basis.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2015		2014		2013

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$242,556	24.03%	$219,947	23.36%	$149,462	17.34%
Certificates of Deposit	12,704	1.26%	11,608	1.23%	11,789	1.37%
Investment Securities	153,340	15.19%	159,602	16.95%	190,678	22.13%
Loans (1)	564,275	55.89%	512,902	54.46%	469,486	54.48%
Stock in Federal Home Loan Bank and other equity securities, at cost	3,934	0.39%	3,868	0.41%	3,682	0.43%
Other Real Estate Owned	173	0.02%	169	0.02%	400	0.05%
Other Assets	32,556	3.22%	33,687	3.57%	36,236	4.20%
Total Assets	$1,009,538	100.00%	$941,783	100.00%	$861,733	100.00%

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand	$303,760	30.10%	$277,204	29.45%	$253,487	29.42%
Interest-Bearing Transaction Deposits	243,063	24.08%	216,915	23.03%	196,825	22.84%
Savings & MMDAs	276,561	27.39%	260,421	27.64%	228,748	26.54%
Time Certificates	84,038	8.32%	90,330	9.59%	89,803	10.42%
Borrowed Funds	—	0.00%	—	0.00%	-	0.00%
Other Liabilities	8,706	0.86%	7,797	0.83%	8,190	0.95%
Stockholders' Equity	93,410	9.25%	89,116	9.46%	84,680	9.83%
Total Liabilities & Stockholders' Equity	$1,009,538	100.00%	$941,783	100.00%	$861,733	100.00%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
 Average Balances, Yields and Rates
(Dollars in thousands)

	2015				2014			2013
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Loans (1)	$564,275	$27,562	4.88%	$512,902	$25,789	5.03%	$469,486	$23,911	5.09%

Loan Fees	—	1,430	0.26%	—	926	0.18%	—	1,253	0.27%

Total Loans, Including
Loan Fees	564,275	28,992	5.14%	512,902	26,715	5.21%	469,486	25,164	5.36%

Due From Banks	220,119	566	0.26%	203,294	511	0.25%	132,491	349	0.26%

Certificates of Deposit	12,704	93	0.73%	11,608	84	0.72%	11,789	82	0.70%

Investment Securities:
Taxable	144,849	2,725	1.88%	150,661	2,898	1.92%	180,760	2,710	1.50%

Non-taxable (2)	8,491	271	3.19%	8,941	354	3.96%	9,918	397	4.00%

Total Investment Securities	153,340	2,996	1.95%	159,602	3,252	2.04%	190,678	3,107	1.63%

Other Earning Assets	3,934	481	12.23%	3,868	278	7.19%	3,682	157	4.26%

Total Earning Assets	$954,372	$33,128	3.47%	$891,274	$30,840	3.46%	$808,126	$28,859	3.57%

Cash and Due from Banks	22,437			16,653			16,971

Premises and Equipment	7,129			7,386			7,653

Other Real Estate Owned	173			169			400

Interest Receivable and Other Assets	25,427			26,301			28,583

Total Assets	$1,009,538			$941,783			$861,733

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2015			2014			2013

Liabilities and Stockholders' Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$243,063	$294	0.12%	$216,915	$299	0.14%	$196,825	$264	0.13%

Savings & MMDAs	276,561	521	0.19%	260,421	618	0.24%	228,748	597	0.26%

Time Certificates	84,038	339	0.40%	90,330	374	0.41%	89,803	404	0.45%

Total Interest-Bearing Deposits	603,662	1,154	0.19%	567,666	1,291	0.23%	515,376	1,265	0.25%

Borrowed Funds	—	—	0.00%	—	—	0.00%	-	-	0.00%

Total Interest-Bearing
Deposits and Funds	603,662	1,154	0.19%	567,666	1,291	0.23%	515,376	1,265	0.25%

Demand Deposits	303,760	—	0.00%	277,204	—	0.00%	253,487	—	0.00%

Total Deposits and Borrowed Funds	907,422	$1,154	0.13%	844,870	$1,291	0.15%	768,863	$1,265	0.16%

Interest payable and Other Liabilities	8,706			7,797			8,190

Stockholders' Equity	93,410			89,116			84,680

Total Liabilities and Stockholders' Equity	$1,009,538			$941,783			$861,733

Net Interest Income and
Net Interest Margin (1)		$31,974	3.35%		$29,549	3.32%		$27,594	3.41%

Net Interest Spread (2)			3.28%			3.23%			3.32%

(1)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2015 over 2014 and 2014 over 2013.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2015 Over 2014			2014 Over 2013
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$2,552	$(779)	$1,773	$2,166	$(288)	$1,878

Loan Fees	504	—	504	(327)	—	(327)

Due From Banks	37	18	55	193	(33)	160

Certificates of Deposit	8	1	9	2	2	4

Investment Securities	(120)	(136)	(256)	(558)	703	145

Other Assets	5	198	203	8	113	121

	$2,986	$(698)	$2,288	$1,484	$497	$1,981

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	$37	$(42)	$(5)	$20	$15	$35

Savings & MMDAs	38	(135)	(97)	72	(51)	21

Time Certificates	(26)	(9)	(35)	2	(32)	(30)

Borrowed Funds	—	—	—	-	-	-

	$49	$(186)	$(137)	$94	$(68)	$26

Increase in Net Interest Income:	$2,937	$(512)	$2,425	$1,390	$565	$1,955

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, of the previous three fiscal years is as follows (dollars in thousands):

	2015	2014	2013
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$20,186	$—	$—
Securities of U.S. Government Agencies and Corporations	33,997	28,429	52,685
Obligations of State & Political Subdivisions	25,709	20,763	27,387
Collateralized Mortgage Obligations	10,932	12,553	5,405
Mortgage-Backed Securities	92,527	89,481	87,792

Total Investments	$183,351	$151,226	$173,269

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company's investment securities as of December 31, 2015.  The yields on tax-exempt securities are shown on a tax equivalent basis.

Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$20,186	0.92%	$—	—
Securities of U.S. Government Agencies and Corporations	11,075	0.91%	22,922	1.12%	—	—
Obligations of State & Political Subdivisions	1,144	1.40%	12,712	2.56%	10,589	4.32%
Collateralized Mortgage Obligations	1,137	1.69%	9,795	1.92%	—	—
Mortgage-Backed Securities	330	1.75%	92,197	1.92%	—	—

TOTAL	$13,686	1.04%	$157,812	1.73%	$10,589	4.32%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$20,186	0.92%
Securities of U.S. Government Agencies and Corporations	—	—	33,997	1.05%
Obligations of State & Political Subdivisions	1,264	4.99%	25,709	3.35%
Collateralized Mortgage Obligations	—	—	10,932	1.90%
Mortgage-Backed Securities	—	—	92,527	1.92%

TOTAL	$1,264	4.99%	$183,351	1.85%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2015		2014		2013

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$136,095	22.2%	$120,751	22.1%	$110,644	21.5%
Commercial Real Estate	292,316	47.6%	256,955	47.1%	235,296	45.7%
Agriculture	84,813	13.8%	61,144	11.2%	51,730	10.0%
Residential Mortgage	43,375	7.0%	50,511	9.3%	52,809	10.3%
Residential Construction	12,110	2.0%	5,963	1.1%	10,444	2.0%
Consumer	45,386	7.4%	49,911	9.2%	54,079	10.5%
	614,095	100.0%	545,235	100.0%	515,002	100.0%
Allowance for loan losses	(9,251)		(8,583)		(9,353)
Net deferred origination fees and costs	1,009		1,327		1,201
TOTAL	$605,853		$537,979		$506,850
	2012		2011

	Balance	Percent	Balance	Percent

Commercial	$88,810	19.8%	$91,914	20.7%
Commercial Real Estate	188,426	42.0%	175,793	39.7%
Agriculture	52,747	11.8%	52,064	11.8%
Residential Mortgage	51,266	11.4%	51,586	11.6%
Residential Construction	7,586	1.7%	7,492	1.7%
Consumer	59,393	13.3%	64,150	14.5%
	448,228	100.0%	442,999	100.0%
Allowance for loan losses	(8,554)		(10,408)
Net deferred origination fees and costs	775		198
TOTAL	$440,449		$432,789

Commercial loans are primarily for financing the needs of a diverse group of businesses located in the Bank's market area.  Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Real estate construction loans are generally for financing the construction of single-family residential homes for individuals and builders we believe are well-qualified.  These loans are secured by real estate and have short maturities.  Residential mortgage loans, which are secured by real estate, include owner-occupied and non-owner occupied properties in the Bank's market area.  Loans are considered agriculture loans when the primary source of repayment is from the sale of an agricultural or agricultural-related product or service.  Such loans are secured and/or unsecured to producers and processors of crops and livestock.  The Bank also makes loans to individuals for investment purposes.  Most of these loans are relatively short-term (an overall average life of approximately two years) and secured by various types of collateral.

As shown in the comparative figures for loan mix during 2015 and 2014, total loans increased as a result of increases in commercial, commercial real estate, agriculture loans, and residential construction loans, which were partially offset by decreases in residential mortgage and consumer loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2015 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$17,877	$77,690	$95,567
After one year through five years	78,028	47,615	125,643
After five years	71,999	320,886	392,885

Total	$167,904	$446,191	$614,095

Non-accrual, Past Due, OREO and Restructured Loans

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

The following tables summarize the Company's non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2015, 2014, 2013, 2012, and 2011.

	At December 31, 2015			At December 31, 2014
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$112	$57	$55	$2,151	$82	$2,069
Commercial real estate	964	95	869	672	—	672
Agriculture	—	—	—	—	—	—
Residential mortgage	1,092	—	1,092	1,691	—	1,691
Residential construction	—	—	—	71	—	71
Consumer	560	—	560	652	—	652
Total non-accrual loans	$2,728	$152	$2,576	$5,237	$82	$5,155

	At December 31, 2013			At December 31, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$2,609	$202	$2,407	$2,853	$73	$2,780
Commercial real estate	2,607	200	2,407	1,879	—	1,879
Agriculture	1,590	—	1,590	—	—	—
Residential mortgage	2,166	—	2,166	2,095	—	2,095
Residential construction	93	—	93	—	—	—
Consumer	505	23	482	441	50	391
Total non-accrual loans	$9,570	$425	$9,145	$7,268	$123	$7,145

	At December 31, 2011
	Gross	Guaranteed	Net

Commercial	$2,905	$62	$2,843
Commercial real estate	3,071	—	3,071
Agriculture	992	—	992
Residential mortgage	1,334	—	1,334
Residential construction	48	—	48
Consumer	360	—	360
Total non-accrual loans	$8,710	$62	$8,648

Non-accrual loans amounted to $2,728,000 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092,000, four commercial real estate loans totaling $964,000, four commercial loans totaling $112,000, and four consumer loans totaling $560,000.  Non-accrual loans amounted to $5,237,000 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691,000, two residential construction loans totaling $71,000, five commercial real estate loans totaling $672,000, seven commercial loans totaling $2,151,000, and five consumer loans totaling $652,000.  Non-accrual loans amounted to $9,570,000 at December 31, 2013 and were comprised of seven residential mortgage loans totaling $2,166,000, two residential construction loans totaling $93,000, nine commercial real estate loans totaling $2,607,000, three agricultural loans totaling $1,590,000, nine commercial loans totaling $2,609,000 and five consumer loans totaling $505,000.

The five largest non-accrual loans as of December 31, 2015, totaled approximately $2,109,000 or 77% of total non-accrual loans and consisted of two residential mortgage loans totaling $960,000, supported by residential property located within the Company's market area, two commercial real estate loans totaling $721,000, supported by commercial properties located within the Company's market area, and one consumer loan totaling $428,000, supported by residential property located within the Company's market area.  The collateral securing all of these loans is generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2014, totaled approximately $3,193,000 or 61% of total non-accrual loans and consisted of two residential mortgage loans totaling $1,014,000, supported by residential property located within the Company's market area, two commercial and industrial loans totaling $1,757,000, supported by the business assets of the borrower, and one consumer loan totaling $423,000, supported by residential property located within the Company's market area.

If interest on non-accrual loans had been accrued, such interest income would have approximated $268,000, $570,000, and $501,000 during the years ended December 31, 2015, 2014, and 2013, respectively.  Income actually recognized for these loans approximated $39,000, $327,000, and $0 for the years ended December 31, 2015, 2014, and 2013, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2015, 2014, and 2013 consisting of loans on non-accrual status totaled $2,728,000, $5,237,000, and $9,570,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $5,350,000, $5,467,000, and $9,187,000 at December 31, 2015, 2014, and 2013, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had one loan totaling $2,000 that was 90 days past due and still accruing at December 31, 2015. The Company had no loans 90 days past due and still accruing at December 31, 2014 and 2013.

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $3,313,000, or 56.2%, to $2,578,000 from December 31, 2014 and decreased $3,254,000 or 35.6% at December 31, 2014 from December 31, 2013.  Non-performing assets net of guarantees represent 0.3%, 0.6%, and 1.0% of total assets at December 31, 2015, 2014, and 2013, respectively.  The Bank's management believes that the $2,728,000 in non-accrual loans were appropriately reflected at their net realizable value at December 31, 2015.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2015			At December 31, 2014
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$2,728	$152	$2,576	$5,237	$82	$5,155
Loans 90 days past due and still accruing	2	—	2	—	—	—
Total non-performing loans	2,730	152	2,578	5,237	82	5,155
Other real estate owned	—	—	—	736	—	736
Total non-performing assets	2,730	152	2,578	5,973	82	5,891
Non-performing loans to total loans			0.4%			0.9%
Non-performing assets to total assets			0.3%			0.6%
Allowance for loan and lease losses to non-performing loans			358.8%			166.5%

	At December 31, 2013			At December 31, 2012
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$9,570	$425	$9,145	$7,268	$123	$7,145
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	9,570	425	9,145	7,268	123	7,145
Other real estate owned	—	—	—	1,062	—	1,062
Total non-performing assets	9,570	425	9,145	8,330	123	8,207
Non-performing loans to total loans			1.8%			1.6%
Non-performing assets to total assets			1.0%			1.0%
Allowance for loan and lease losses to non-performing loans			102.3%			119.7%

	At December 31, 2011
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$8,710	$62	$8,648
Loans 90 days past due and still accruing	—	—	—
Total non-performing loans	8,710	62	8,648
Other real estate owned	1,325	—	1,325
Total non-performing assets	10,035	62	9,973
Non-performing loans to total loans			2.0%
Non-performing assets to total assets			1.3%
Allowance for loan and lease losses to non-performing loans			120.4%

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

OREO amounted to $0, $736,000, and $0 for the periods ended December 31, 2015, 2014, and 2013, respectively.  The decrease in OREO loans at December 31, 2015 from the balance at December 31, 2014 was due to the sale of two commercial properties.

Potential Problem Loans

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for loan losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal banking regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes: "Substandard Assets: a substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected." "Doubtful Assets: An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable." Other Real Estate Owned" and loans rated Substandard and Doubtful are deemed "classified assets".  This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

Residential mortgage loans, which are secured by real estate, are primarily susceptible to three risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower's cash flow to sustain payments, and shortfalls in collateral value.  In general, non-payment is due to loss of employment and follows general economic trends in the marketplace, particularly the upward movement in the unemployment rate, loss of collateral value, and demand shifts.

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Losses on loans secured by owner-occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resultant over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Construction loans, whether owner occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction itself, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Again, losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as changing weather conditions.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3 – 6 months depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

Consumer loans, whether unsecured or secured, are primarily susceptible to four risks: non-payment due to diminished or lost income, over-extension of credit, a lack of borrower's cash flow to sustain payments, and shortfall in collateral value.  In general, non-payment is due to loss of employment and will follow general economic trends in the marketplace, particularly the upward movements in the unemployment rate, loss of collateral value, and demand shifts.

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment in full is unlikely, the Company will estimate its probable loss, using a recent valuation as appropriate to the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Bank may periodically revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known.  Unpaid balances on loans after or during collection and liquidation may also be pursued through litigation and attachment of wages or judgment liens on the borrower's other assets.

Excluding the non-performing loans cited previously, loans totaling $19,002,000 and $11,362,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2015 and 2014, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at December 31, 2015 and 2014.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2015 and 2014 was 1.51% and 1.57%, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considered the $9,251,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2015.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2015	2014	2013	2012	2011

Balance at Beginning of Year	$8,583	$9,353	$8,554	$10,408	$11,039
Provision for Loan Losses	650	1,800	1,200	3,276	5,138
Loans Charged-Off:
Commercial	(44)	(2,288)	(168)	(3,498)	(2,381)
Commercial Real Estate	(7)	(69)	(17)	(375)	(2,000)
Agriculture	—	—	(1)	(116)	(860)
Residential Mortgage	(211)	(71)	(333)	(864)	(272)
Residential Construction	—	—	(127)	(167)	(197)
Consumer	(175)	(393)	(572)	(875)	(932)

Total Charged-Off	(437)	(2,821)	(1,218)	(5,895)	(6,642)

Recoveries:
Commercial	102	58	377	306	185
Commercial Real Estate	18	—	51	—	288
Agriculture	—	—	3	4	142
Residential Mortgage	219	—	157	—	11
Residential Construction	60	86	45	341	71
Consumer	56	107	184	114	176

Total Recoveries	455	251	817	765	873

Net Recoveries (Charge-Offs)	18	(2,570)	(401)	(5,130)	(5,769)

Balance at End of Year	$9,251	$8,583	$9,353	$8,554	$10,408

Ratio of Net Recoveries (Charge-Offs)
During the Year to Average Loans
Outstanding During the Year	0.00%	(0.49%)	(0.09%)	(1.18%)	(1.34%)
Allowance as a percentage of Total Loans	1.51%	1.57%	1.81%	1.91%	2.35%
Allowance as a percentage of Non-performing loans, net of guarantees	358.8%	166.5%	102.3%	119.7%	120.4%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2015			December 31, 2014			December 31, 2013

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$3,097	33.5%	22.0%	$3,581	41.7%	21.8%	$3,199	34.2%	21.2%
Commercial Real Estate	3,343	36.1%	47.8%	1,825	21.2%	47.5%	2,290	24.5%	46.0%
Agriculture	1,060	11.5%	13.9%	580	6.8%	11.3%	557	6.0%	10.1%
Residential Mortgage	739	8.0%	7.0%	1,181	13.8%	9.2%	1,216	13.0%	10.2%
Residential Construction	334	3.6%	1.9%	161	1.9%	1.1%	441	4.7%	2.0%
Consumer	641	6.9%	7.4%	886	10.3%	9.1%	1,023	10.9%	10.5%
Unallocated	37	0.4%	—	369	4.3%	—	627	6.7%	—

Total	$9,251	100.0%	100.0%	$8,583	100.0%	100.0%	$9,353	100.0%	100.0%

	December 31, 2012			December 31, 2011

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$2,899	33.9%	19.5%	$3,598	34.6%	20.4%
Commercial Real Estate	1,723	20.1%	42.4%	1,747	16.8%	40.2%
Agriculture	915	10.7%	11.8%	1,934	18.6%	11.6%
Residential Mortgage	1,148	13.4%	11.4%	1,135	10.9%	11.7%
Residential Construction	724	8.5%	1.6%	1,198	11.5%	1.5%
Consumer	1,110	13.0%	13.3%	796	7.6%	14.6%
Unallocated	35	0.4%	—	-	0.0%	—

Total	$8,554	100.0%	100.0%	$10,408	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2015		2014		2013
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$303,760	—	$277,204	—	$253,487	—

Interest-Bearing Demand (NOW)	$243,063	0.12%	$216,915	0.14%	$196,825	0.13%

Savings and MMDAs	$276,561	0.19%	$260,421	0.24%	$228,748	0.26%

Time	$84,038	0.40%	$90,330	0.41%	$89,803	0.45%

The following table sets forth by time remaining to maturity the Bank's time deposits in the amount of $250,000 or more (dollars in thousands) as of December 31, 2015:

Three months or less	$5,187

Over three months through twelve months	10,395

Over twelve months	4,371

Total	$19,953

Short-Term Borrowings

The Company had no secured borrowings from the U.S. Treasury and no Federal Funds purchased at December 31, 2015 and December 31, 2014.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank ("FHLB") secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2015, the Company had collateral borrowing capacity from the FHLB of $246,277,000 and at such date, also had unsecured Federal Funds lines of credit totaling $57,000,000 with correspondent banks.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2015 and 2014.  Average outstanding balances of long-term borrowings, was $0 during 2015 and 2014.

Overview

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net income available to common shareholders for the year ended December 31, 2015, was $6.8 million, representing an increase of $1.1 million, or 19.3%, compared to net income available to common shareholders of $5.7 million for the year ended December 31, 2014.  The increase in net income available to common shareholders was principally attributable to a $2.3 million increase in interest income and a $1.2 million decrease in provision for loan loss, which was partially offset by a $1.7 million increase in other operating expense and a  $1.0 million increase in provision for income tax.

Total assets increased by $86.7 million, or 9.1%, to $1.045 billion as of December 31, 2015 compared to $957.9 million at December 31, 2014.  The increase in total assets was mainly due to a $32.1 million increase in investment securities and a $67.7 million increase in net loans (including loans held-for-sale), which was partially offset by a $15.4 million decrease in cash.  Total deposits increased $91.1 million, or 10.6%, to $948.1 million as of December 31, 2015, compared to $857.1 million at December 31, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net income available to common shareholders for the year ended December 31, 2014, was $5.7 million, representing an increase of $1.0 million, or 21.3%, compared to net income available to common shareholders of $4.7 million for the year ended December 31, 2013. The increase in net income available to common shareholders was principally attributable to a $2.0 million increase in interest income, a $0.9 million decrease in other operating expenses, and a $0.5 million decrease in preferred stock dividends, which was partially offset by a $0.6 million increase in provision for loan loss and a $1.8 million decrease in other operating income.

Total assets increased by $60.2 million, or 6.7%, to $957.9 million as of December 31, 2014 compared to $897.7 million at December 31, 2013. The increase in total assets was mainly due to a $51.8 million increase in cash and a $30.4 million increase in net loans (including loans held-for-sale), which was partially offset by a $22.0 million decrease in investment securities. Total deposits increased $53.3 million, or 6.6%, to $857.1 million as of December 31, 2014, compared to $803.8 million at December 31, 2013.

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank's loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank's interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period.  The $2,425,000 increase in the Bank's net interest income in 2015 from 2014 was due primarily to the effects of higher loan volumes, higher loan fee volumes, and lower deposit liabilities interest rates, which was partially offset by lower loan interest rates, lower return on investment securities, lower investment securities volumes, and higher deposit liabilities volumes.  The $1,955,000 increase in the Bank's net interest income in 2014 from 2013 was due primarily to the effects of higher loan volumes, higher returns on investment securities and higher due from bank volumes, which was partially offset by lower loan interest rates, lower loan fee volumes and lower investment securities volumes.  Continued lower interest rates have been affected by the FRB's pursuit of a variety of monetary measures designed to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  In December 2015, the FRB raised the target range for the federal funds rate to 1/4 to 1/2%. The FRB further indicated that future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and 2% inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. The FRB also indicated that it intended to continue its policy of holding longer-term Agency and Treasury securities at sizable levels to help maintain accommodative financial conditions.  See "Analysis of Changes in Interest Income and Interest Expense" set forth on page 37 of this Annual Report on Form 10-K for a discussion of the effects of interest rates and loan/deposit volume on net interest income.  Another factor that affected the net interest income was the average earning asset to average total asset ratio.  This ratio was 94.5% in 2015, 94.6% in 2014, and 93.8% in 2013.

The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.  Additionally, state and federal tax policies can impact banking organizations.

Interest income on loans (including loan fees) was $28,992,000 for 2015, representing an increase of $2,277,000, or 8.5%, from $26,715,000 for 2014.  This compared to an increase in 2014 of $1,551,000, or 6.2%, from $25,164,000 for 2013.  The increase in interest income on loans in 2015 over 2014 was the result of a 10.02% increase in average loan volume and an increase of approximately $504,000 in deferred loan fee amortization, which was partially offset by a 15 basis point decrease in loan yields.

There were no Federal Funds sold at December 31, 2015 and December 31, 2014.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.

Average outstanding due from interest bearing accounts were $220,119,000 in 2015, $203,294,000 in 2014, and $132,491,000 in 2013.  As with Federal Funds, due from interest bearing accounts are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Due from interest bearing account yields were 0.26%, 0.25%, and 0.26% for 2015, 2014, and 2013, respectively.

The average total level of investment securities decreased $6,262,000 in 2015 to $153,340,000 from $159,602,000 in 2014 and decreased $31,076,000 in 2014 to $159,602,000 from $190,678,000 in 2013.  The level of interest income attributable to investment securities decreased to $2,996,000 in 2015 from $3,252,000 in 2014 and increased to $3,252,000 in 2014 from $3,107,000 in 2013, due to the effects of interest rates and volume.  The Bank's strategy in recent years emphasized the use of increased interest yields on the investment portfolio and increased loan volume to  partially offset the Bank's decreased investment securities volume and decreased yield on loans.  In the future, as loan volume increases, the Bank intends to decrease the reinvestment of maturing securities.  Investment securities yields were 1.95%, 2.04%, and 1.63% for 2015, 2014, and 2013, respectively.

Total interest expense decreased to $1,154,000 in 2015 from $1,291,000 in 2014, and increased to $1,291,000 in 2014 from $1,265,000 in 2013, representing a 10.6% decrease in 2015 over 2014 and a 2.1% increase in 2014 over 2013.  The decrease in total interest expense from 2014 to 2015 was due to decreases in the interest rates paid on interest-bearing transaction, savings, and money market deposit accounts and a decrease in the average balance of certificate of deposits, which was partially offset by increases in the volume of interest-bearing transaction, savings and money market deposit accounts.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2015		2014		2013

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$303,760	33.5%	$277,204	32.8%	$253,487	33.0%

Interest-Bearing Demand (NOW)	243,063	26.8%	216,915	25.7%	196,825	25.6%

Savings and MMDAs	276,561	30.5%	260,421	30.8%	228,748	29.7%

Time	84,038	9.2%	90,330	10.7%	89,803	11.7%

Total	$907,422	100.0%	$844,870	100.0%	$768,863	100.0%

The three years ended December 31, 2015 have been characterized by decreasing interest rates.  Loan rates and deposit rates decreased in 2015, 2014 and 2013.  The net spread between the rate for total earning assets and the rate for interest-bearing deposits and borrowed funds increased 5 basis points in the period from 2015 to 2014 and decreased 9 basis points in the period from 2014 to 2013.  The increase from 2015 to 2014 was primarily due to an increase in loan fees, increase in return on other earning assets, and decrease in deposit rates, which was partially offset by a decrease in loan and investment rates.

The Bank's net interest margin (net interest income divided by average earning assets) was 3.35% in 2015, 3.32% in 2014, and 3.41% in 2013.  The increase in net interest margin from 2014 to 2015 was due to an increase in loan volume, increase in return on other assets, and lower deposit rates, which was partially offset by decreasing loan and investment rates.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses decreased to $650,000 in 2015 from $1,800,000 in 2014, primarily as a result of decreased charge-offs and improved credit quality.  The amount of loans charged-off decreased in 2015 to $437,000 from $2,821,000 in 2014, and recoveries increased to $455,000 in 2015 from $251,000 in 2014.  The decrease in charge-offs was due to a decrease in charge-offs of commercial loans, commercial real estate loans, and consumer loans, which was partially offset by an increase in charge-offs of residential mortgage loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2015 was 1.51% compared to 1.57% at December 31, 2014.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 359% at December 31, 2015, compared to 167% at December 31, 2014.

The provision for loan losses increased to $1,800,000 in 2014 from $1,200,000 in 2013, primarily as a result of increased charge-offs.  The amount of loans charged-off increased in 2014 to $2,821,000 from $1,218,000 in 2013, and recoveries decreased to $251,000 in 2014 from $817,000 in 2013.  The increase in charge-offs was due to an increase in charge-offs of commercial loans and commercial real estate loans, which was partially offset by a decrease in charge-offs of residential mortgage loans, residential construction loans, and consumer loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2014 was 1.57% compared to 1.81% at December 31, 2013.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees, was 167% at December 31, 2014, compared to 102% at December 31, 2013.

Other Operating Income and Expenses

Other operating income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held-for-sale, and other income.  Service charges on deposit accounts decreased $239,000 in 2015 over 2014 and decreased $221,000 in 2014 over 2013.  The decrease in 2015 was due, for the most part, to a decrease in service charges assessed on regular and business checking accounts.  Realized gains on sale of investment securities decreased $19,000 in 2015 over 2014 and increased $44,000 in 2014 over 2013.  The decrease in 2015 was primarily due to a decrease in the number of securities sold.  Net realized gains on loans held-for-sale increased $196,000 in 2015 over 2014 and decreased $624,000 in 2014 over 2013.  The increase in 2015 was due, for the most part, to increased sales volume of loans held-for-sale.  Gains on sales of other real estate owned increased $216,000 in 2015 over 2014 and decreased $1,000 in 2014 over 2013.  The increase in 2015 was primarily due to an increase in the number of properties sold in 2015.  Other income decreased $38,000 in 2015 over 2014 and decreased $1,018,000 in 2014 over 2013. The decrease in 2015 was due, for the most part, to decreases in investment and brokerage income, fiduciary activities income, and an increase in loss on sale of bank premises and equipment, which was partially offset by increases in mortgage brokerage income, loan servicing income, and debit card income.

Other operating expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising and other expenses.  Other operating expenses increased to $28,259,000 in 2015 from $26,569,000 in 2014, and decreased to $26,569,000 in 2014 from $27,456,000 in 2013, representing an increase of $1,690,000, or 6.4%, in 2015 over 2014, and a decrease of $887,000, or 3.2%, in 2014 over 2013.

Following is an analysis of the increase or decrease in the components of other operating expenses (dollars in thousands) during the periods specified:
	2015 over 2014		2014 over 2013

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$1,636	10.4%	$(1,084)	(6.5%)
Occupancy and Equipment	(83)	(2.8%)	(155)	(5.1%)
Data Processing	(34)	(2.0%)	76	4.7%
Stationery and Supplies	31	9.8%	(46)	(12.7%)
Advertising	(33)	(9.6%)	(30)	(8.0%)
Directors Fees	36	13.8%	40	18.1%
OREO Expense and Impairment	(140)	(99.3%)	129	1,075.0%
(Recovery) Impairment on Equity Investment	(62)	(124.0%)	50.0	0.0%
Other Expense	339	6.6%	133	2.7%

Total	$1,690	6.4%	$(887)	(3.2%)

In 2015, salaries and employee benefits increased $1,636,000 to $17,354,000 from $15,718,000 for 2014.  This increase was primarily due to increases in regular salaries, commissions expense, contingent compensation expense, and profit sharing expense.   The increase in regular salaries expense was due to current year salary increases and an increase in staffing.   The increase in commissions expense was due to an increase in real estate mortgage and investment services activity.  The increase in contingent compensation was due to the increased performance results of the Company when compared with budgeted goals for the year.  The increase in profit sharing expense was due to increased performance results of the Company.  The decrease in occupancy and equipment expense was primarily due to decreases in rent expense and service contracts.  The decrease in rent expense was primarily due to the expiration of leases and addition of new leases with more favorable terms.  The decrease in OREO expense and impairment was due to a decrease in write-downs and maintenance expenses related to foreclosed real estate properties.  The increase in other expenses was primarily due to increases in legal expenses.

In 2014, salaries and employee benefits decreased $1,084,000 to $15,718,000 from $16,802,000 for 2014.  This decrease was primarily due to decreases in commissions expense, contingent compensation expense, and profit sharing expense, which was partially offset by an increase in regular salaries.  The increase in regular salaries expense was due to current year salary increases and the increase in staffing.  The decrease in contingent compensation was due to the decreased performance results of the Company when compared with budgeted goals for the year.  The decrease in profit sharing expense was due to decreased performance results of the Company.  The decrease in commissions expense was due to a decrease in real estate mortgage and investment services activity.  The decrease in occupancy and equipment expense was primarily due to decreases in rent expense and service contracts.  The decrease in rent expense was primarily due to the expiration of leases that were not renewed.  The increase in data processing expense was primarily due to increased volume of activity and rates.  The increase in OREO expense and impairment was due to an increase in write-downs and maintenance expenses related to foreclosed real estate properties.  The increase in other expenses was primarily due to increases in loan collection expenses.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the amount of lower taxes provided by non-taxable earnings.  In 2015, tax expense increased $950,000 to $3,740,000 from $2,790,000 for 2014.  In 2014, tax expense decreased $64,000 to $2,790,000 from $2,854,000 for 2013.  The increase in 2015 was primarily attributable to an increase in taxable income.  Non-taxable municipal bond income was $271,000, $354,000, and $397,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Liquidity

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank's principal sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available-for-sale investment portfolio.  As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Home Loan Bank, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank's real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2015, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 63.9% on December 31, 2015, 62.8% on December 31, 2014, and 63.2% on December 31, 2013.  At December 31, 2015 and 2014, the Bank's ratio of core deposits to total assets was 88.9% and 87.3%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits under $250,000.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  Management believes that the Bank's liquidity position was adequate in 2015.  This is best illustrated by the change in the Bank's net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2015, the Bank's net core funding dependence ratio, the difference between non-core funds, time deposits of $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (20.59%) as of December 31, 2015 and (27.48%) as of December 31, 2014.  This ratio indicated at December 31, 2015, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank's long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank's liquidity.

Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that will require future cash payments.  The following table presents, as of December 31, 2015, the Company's significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$860,306	$860,306	$—	$—	$—
Certificates of Deposit (a)	87,808	70,605	12,703	4,092	408
Operating Leases	6,249	771	1,512	1,217	2,749
Purchase Obligations	1,556	1,556	—	—	—
Total	$955,919	$933,238	$14,215	$5,309	$3,157

(a)	Excludes interest

The Company's operating lease obligations represent short-term and long-term lease and rental payments for facilities, certain software and data processing and other equipment.  Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2015 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$80,412	$69,886	$8,895	$1,039	$592
Commercial Real Estate	10,456	5,026	413	-	5,017
Agriculture	32,421	13,887	10,202	-	8,332
Residential Mortgage	100	—	—	—	100
Residential Construction	20,181	7,265	12,916	—	—
Consumer	58,269	13,174	8,472	6,416	30,207
Commitments to sell loans	655	655	—	—	—
Standby Letters of Credit	2,807	2,049	758	—	—
Total	$205,301	$111,942	$41,656	$7,455	$44,248

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2015	2014

Undisbursed loan commitments	$201,839	$171,019
Standby letters of credit	2,807	2,099
Commitments to sell loans	655	1,230

	$205,301	$174,348

The Bank expects its liquidity position to remain strong in 2016 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year, but with the overall trend being favorable.  While the Bank did not experience an outflow of deposits in 2015, the potential of outflows still exists if the stock market values continue to improve.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2016.

Capital

The Bank believes a strong capital position is essential to the Bank's continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2015, stockholders' equity totaled $85.8 million, a decrease of $6.2 million from $92.0 million at December 31, 2014.  The decrease was primarily due to the redemption of the remaining preferred stock from the U.S. Treasury of $12.8 million, which was partially offset by net income of $6.9 million.  Also affecting capital in 2015 was paid in capital in the amount of $0.3 million resulting from employee stock purchases and stock plan accruals.  The Bank's Tier 1 Leverage Capital ratio was 8.0% and 9.0% at December 31, 2015 and December 31, 2014, respectively.  See the section entitled "Business – Supervision and Regulation of Bank" for additional information.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines for a "well capitalized" institution.  The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting	Page 54

Report of Independent Registered Public Accounting Firm	Page 55

Consolidated Balance Sheets as of December 31, 2015 and 2014	Page 56

Consolidated Statements of Income for Years Ended December 31, 2015, 2014, and 2013	Page 57

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2015, 2014, and 2013	Page 58

Consolidated Statement of Stockholders' Equity for Years Ended December 31, 2015, 2014, and 2013	Page 59

Consolidated Statements of Cash Flows for Years Ended December 31, 2015, 2014, and 2013	Page 60

Notes to Consolidated Financial Statements	Page 61

Management's Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2015.

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

March 10, 2016

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northern Community Bancorp and subsidiary as of December 31, 2015 and 2014, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Sacramento, California
March 10, 2016

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2015 and 2014
(in thousands, except shares and share amounts)

	2015	2014
Assets
Cash and cash equivalents	$200,797	$216,192
Certificates of deposit	16,649	12,860
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $30,832 at December 31, 2015 and $27,868 at December 31, 2014)	183,351	151,226
Loans (net of allowance for loan losses of $9,251 at December 31, 2015 and $8,583 at December 31, 2014)	605,853	537,979
Loans held-for-sale	351	491
Stock in Federal Home Loan Bank and other equity securities, at cost	3,934	3,934
Premises and equipment, net	7,011	7,278
Other real estate owned	—	736
Interest receivable and other assets	26,679	27,188

Total Assets	$1,044,625	$957,884

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$313,307	$287,717
Interest-bearing transaction deposits	261,634	219,396
Savings and MMDAs	285,365	263,766
Time, under $250,000	67,855	65,570
Time, $250,000 and over	19,953	20,603

Total Deposits	948,114	857,052

Interest payable and other liabilities	10,662	8,781

Total Liabilities	958,776	865,833

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value; $1,000 per share liquidation preference, 22,847 shares authorized; 0 shares issued and outstanding at December 31, 2015 and 12,847 shares issued and outstanding at December 31, 2014	—	12,847
Common stock, no par value; 16,000,000 shares authorized; 10,676,557 and 10,207,043 shares issued and outstanding at December 31, 2015 and 2014, respectively	73,764	70,015
Additional paid-in capital	977	977
Retained earnings	11,603	8,146
Accumulated other comprehensive (loss) income, net	(495)	66
Total Stockholders' Equity	85,849	92,051

Total Liabilities and Stockholders' Equity	$1,044,625	$957,884

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except per share amounts)

	2015	2014	2013
Interest and dividend income:
Interest and fees on loans	$28,992	$26,715	$25,164
Due from banks interest bearing accounts	659	595	431
Investment securities:
Taxable	2,725	2,898	2,710
Non-taxable	271	354	397
Other earning assets	481	278	157
Total interest and dividend income	33,128	30,840	28,859
Interest expense:
Time deposits $250,000 and over	81	84	103
Other deposits	1,073	1,207	1,162
Total interest expense	1,154	1,291	1,265
Net interest income	31,974	29,549	27,594
Provision for loan losses	650	1,800	1,200
Net interest income after provision for loan losses	31,324	27,749	26,394
Other operating income:
Service charges on deposit accounts	2,006	2,245	2,466
Net gain on sale of available-for-sale securities	29	48	4
Net gain on sale of loans held-for-sale	785	589	1,213
Net gain on sale of other real estate owned	216	—	1
Other income	4,560	4,598	5,616
Total other operating income	7,596	7,480	9,300
Other operating expenses:
Salaries and employee benefits	17,354	15,718	16,802
Occupancy and equipment	2,830	2,913	3,068
Data processing	1,666	1,700	1,624
Stationery and supplies	346	315	361
Advertising	311	344	374
Directors fees	297	261	221
Other real estate owned expense and impairment	1	141	12
(Recovery) loss on disposal of other equity investment	(12)	50	—
Other expense	5,466	5,127	4,994
Total other operating expenses	28,259	26,569	27,456
Income before provision for income tax	10,661	8,660	8,238
Provision for income tax	(3,740)	(2,790)	(2,854)
Net income	6,921	5,870	5,384
Preferred stock dividends	(105)	(129)	(677)
Net income available to common shareholders	$6,816	$5,741	$4,707
Basic income per share	$0.64	$0.55	$0.45
Diluted income per share	$0.64	$0.54	$0.45

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Net income	$6,921	$5,870	$5,384
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the current period, net of tax effect of ($356), $912, and ($1,646) for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively	(536)	1,371	(2,471)
Reclassification adjustment due to gains realized on sales of securities, net of tax effect of ($12), ($19), and ($2) for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively	(17)	(29)	(2)
Officers' retirement plan equity adjustments, net of tax effect of $11, ($132), and $125 for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively	16	(198)	188
Directors' retirement plan equity adjustments, net of tax effect of ($16), ($3), and $25 for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively	(24)	(5)	38
Total other comprehensive (loss) income, net of tax effect of ($373), $758, and ($1,498) for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively	(561)	1,139	(2,247)
Comprehensive income	$6,360	$7,009	$3,137

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2012	22,847	$22,847	9,272,668	$63,410	$977	$3,917	$1,174	$92,325
Net income						5,384		5,384
Other comprehensive loss, net of tax							(2,247)	(2,247)
Redemption of preferred stock	(10,000)	(10,000)						(10,000)
2% stock dividend			185,291	1,047		(1,047)		—
Dividend on preferred stock						(677)		(677)
Cash in lieu of fractional shares			(159)			(4)		(4)
Stock-based compensation and related tax benefits				157				157
Tax deficiency related to expired, vested non-qualified stock options				(106)				(106)
Common shares issued			37,874	76				76
Balance at December 31, 2013	12,847	$12,847	9,495,674	$64,584	$977	$7,573	$(1,073)	$84,908
Net income						5,870		5,870
Other comprehensive income, net of tax							1,139	1,139
3% stock dividend			284,871	2,065		(2,065)		—
4% stock dividend declared in 2015			392,578	3,097		(3,097)		—
Dividend on preferred stock						(129)		(129)
Cash in lieu of fractional shares			(145)			(6)		(6)
Stock-based compensation and related tax benefits				185				185
Common shares issued			38,175	84				84
Restricted stock forfeited			(4,110)					—
Balance at December 31, 2014	12,847	$12,847	10,207,043	$70,015	$977	$8,146	$66	$92,051
Net income						6,921		6,921
Other comprehensive loss, net of tax							(561)	(561)
Redemption of preferred stock	(12,847)	(12,847)						(12,847)
Stock dividend adjustment			682	6		(6)		—
4% stock dividend declared in 2016			410,636	3,347		(3,347)		—
Dividend on preferred stock						(105)		(105)
Cash in lieu of fractional shares			(128)			(6)		(6)
Stock-based compensation and related tax benefits				230				230
Common shares issued			41,093	82				82
Restricted stock forfeited			(2,490)					—
Stock options exercised			19,721	84				84
Balance at December 31, 2015	—	$—	10,676,557	$73,764	$977	$11,603	$(495)	$85,849

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$6,921	$5,870	$5,384
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	1,800	1,200
Stock plan accruals	230	185	157
Depreciation and amortization of bank premises and equipment	640	672	692
Accretion and amortization of securities, net	2,083	2,012	3,298
Net gain on sale/call of available-for-sale securities	(29)	(48)	(4)
Loss on disposal of other equity investments	—	50	—
Net gain on sale of loans held-for-sale	(785)	(589)	(1,213)
Net gain on sale of other real estate owned	(216)	—	(1)
Impairment on other real estate owned	—	48	10
Net loss (gain) on sale of bank premises and equipment	63	(48)	—
Provision for deferred income taxes	688	975	1,665
Valuation adjustment on mortgage servicing rights	—	—	(536)
Proceeds from sales of loans held-for-sale	45,644	28,648	66,910
Originations of loans held-for-sale	(44,719)	(27,453)	(62,401)
Increase (decrease) in deferred loan origination fees and costs, net	318	(126)	(426)
Decrease (increase) in interest receivable and other assets	195	(1,023)	482
Net increase (decrease) in interest payable and other liabilities	1,868	(531)	1,003
Net cash provided by operating activities	13,551	10,442	16,220
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	4,575	21,580	15,060
Proceeds from sales of available-for-sale securities	17,798	12,136	—
Principal repayments on available-for-sale securities	25,934	21,570	33,578
Purchase of available-for-sale securities	(83,408)	(32,972)	(44,831)
Net increase in Certificates of Deposit	(3,789)	(1,053)	(71)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	—	(267)	(110)
Net increase in loans	(69,249)	(33,835)	(66,635)
Purchases of bank premises and equipment, net	(436)	(532)	(271)
Proceeds from the sale of bank premises and equipment	—	48	—
Proceeds from sales of other real estate owned	1,359	414	513
Net cash used in investing activities	(107,216)	(12,911)	(62,767)
Cash flows from financing activities:
Net increase in deposits	91,062	53,265	72,976
Redemption of preferred stock	(12,847)	—	(10,000)
Dividends on preferred stock	(105)	(129)	(677)
Cash dividends paid in lieu of fractional shares	(6)	(6)	(4)
Common stock issued	82	84	76
Stock options exercised	84	—	—
Net cash provided by financing activities	78,270	53,214	62,371
Net (decrease) increase in cash and cash equivalents	(15,395)	50,745	15,824
Cash and cash equivalents at beginning of year	216,192	165,447	149,623
Cash and cash equivalents at end of year	$200,797	$216,192	$165,447
See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp ("Company") is a bank holding company whose only subsidiary, First Northern Bank of Dixon ("Bank"), a California state chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, and Contra Costa Counties.  All intercompany transactions between the Company and the Bank have been eliminated in consolidation.  The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank.  Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties.

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

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes consideration regarding the duration and severity of impairment, the credit quality of the issuer and a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.  Other-than-temporary impairment is recognized in earnings if one of the following conditions exists:  1) the Company's intent is to sell the security; 2) it is more likely than not that the Company will be required to sell the security before the impairment is recovered; or 3) the Company does not expect to recover its amortized cost basis.  If, by contrast, the Company does not intend to sell the security and will not be required to sell the security prior to recovery of the amortized cost basis, the Company recognizes only the credit loss component of other-than-temporary impairment in earnings.  The credit loss component is calculated as the difference between the security's amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security's fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

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

The allowance for loan losses is established through a provision charged to expense.  It is the Company's policy to charge-off loans when the following exists:  management determines that a loss is expected or when specified by regulatory examination; impairment analysis shows an impaired amount, which requires a partial charge-off; interest and/or principal are past due 90 days or more unless the credit is both well secured and in process of collection; consumer loans become 90 days delinquent, except those well secured by real estate collateral and in the process of collection; loan is canceled as part of a court judgment.

The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts on evaluations of collectability and prior loss experience.  The loan portfolio is segregated into loan types to facilitate the assessment of risk to pools of loans based on historical charge-off experience and internal and external factors.  Individual loans are reviewed for impairment, while all other loans, including individually evaluated loans determined not to be impaired, are collectively evaluated for impairment.  The evaluations take into consideration internal and external factors such as trends in portfolio volume, maturity and composition, overall portfolio quality, loan concentrations, levels of and trends in charge-offs and recoveries, current and anticipated economic conditions that may affect the borrowers' ability to pay and national and local economic trends and conditions.  While management uses these evaluations to determine the allowance for loan losses, additional provisions may be necessary based on changes in the factors used in the evaluations.

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term.  Management believes that the allowance for loan losses is adequate at December 31, 2015.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

The Bank held other real estate owned ("OREO"), net of valuation allowance, in the amount of $— and $736 as of December 31, 2015 and 2014, respectively.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2015, 2014, and 2013 for cash proceeds equal to the fair value of the loans.

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

	2015	2014	2013
Constant prepayment rate	10.94%	12.12%	9.09%
Discount rate	10.03%	10.06%	10.05%
Weighted average life (years)	6.17	6.25	7.05

The expected life of the loan can vary from management's estimates due to prepayments by borrowers, especially when rates fall.  Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights.  The value of the mortgage servicing rights is also dependent upon the discount rate used in the model, which we base on current market rates.  Management reviews this rate on an ongoing basis based on current market rates.  A significant increase in the discount rate would reduce the value of mortgage servicing rights.

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

In 2002, the Bank made a $2,355 equity investment in a partnership, which owns low-income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits.  In 2004, the Bank transferred the amortized cost of the equity investment to a similar equity investment partnership which owns low-income affordable housing projects that generate tax benefits in the form of federal and state tax credits.  In 2008, 2009 and 2010 the Bank made equity investments totaling $1,000 in a partnership which owns low-income affordable housing projects that generate tax benefits in the form of federal and state tax credits.  As a limited partner investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal and state income tax credits.  The federal and state income tax credits are earned over a 10-year period as a result of the investment property meeting certain criteria and are subject to recapture for non-compliance with such criteria over a 15-year period.  The expected benefit resulting from the low-income housing tax credits is recognized in the period for which the tax benefit is recognized in the Company's consolidated tax returns.  These investments are accounted for using the effective yield method and are recorded in other assets on the consolidated balance sheets.  Under the effective yield method, the Company recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company.  The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the Company.  Any expected residual value of the investment was excluded from the effective yield calculation.  Cash received from operations of the limited partnership or sale of the property, if any, will be included in earnings when realized or realizable.

(l)	Share Based Compensation

The Company accounts for stock-based payment transactions whereby the Company receives employee services in exchange for equity instruments, including stock options and restricted stock.  The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over their requisite service period (generally the vesting period).  The fair value of options granted is determined on the date of the grant using a Black-Scholes-Merton pricing model.  The grant date fair value of restricted stock is determined by the closing market price of the day prior to the grant date.  The Company issues new shares of common stock upon the exercise of stock options.  See Note 14 of Notes to Consolidated Financial Statements.

(m)	Earnings Per Share ("EPS")

Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted shares.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  The number of potential common shares included in annual diluted EPS is a year to date average of the number of potential common shares included in each quarter's diluted EPS computation under the treasury stock method.  The calculation of weighted average shares includes two classes of the Company's outstanding common stock:  common stock and restricted stock awards.  Holders of restricted stock also receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  See Note 11 of Notes to Consolidated Financial Statements.

(n)	Advertising Costs

Advertising costs were $311, $344, and $374 for the years ended December 31, 2015, 2014, and 2013, respectively.  Advertising costs are expensed as incurred.

(o)	Comprehensive Income

Accounting principles generally accepted in the United States require that recognized revenue, expenses, gains, and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gain and losses on available-for-sale securities and directors' and officers' retirement plans, are reported as a separate component of the equity section of the consolidated balance sheet.  Such items, along with net income, are components of comprehensive income.

(p)	Fiduciary Powers

On July 1, 2002, the Bank received trust powers from applicable regulatory agencies and on that date began to offer fiduciary services for individuals, businesses, governments, and charitable organizations in the Solano, Yolo, Sacramento, Placer and El Dorado County areas.  The Bank's full-service asset management and trust department, which offers and manages such fiduciary services, is located in downtown Sacramento.

(q)	Stock Dividend

On January 22, 2015, the Company announced that its Board of Directors had declared a 4% stock dividend which resulted in 393,260 shares, which was paid on March 31, 2015 to shareholders of record as of February 27, 2015.  On January 28, 2016, the Company announced that its Board of Directors had declared a 4% stock dividend which will result in an estimate of 410,636 shares, which will be paid on March 31, 2016 to shareholders of record as of February 29, 2016.

The earnings per share data for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016.  December 31, 2015 figures included in the Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders' Equity have been adjusted to reflect the estimated impact of the 2016 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, Common stock balance and Retained earnings balance.  The December 31, 2014, 2013 and 2012 balances included in the Consolidated Balance Sheets and Statement of Changes in Stockholders' Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

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

In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the adoption of this update to have a significant impact on the Company's consolidated financial statements.

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

In August 2015, FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting). The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the clarification in this update to have a significant impact on the Company's consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01, among other things:

•
Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

•	Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
•	Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).
•
Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption of certain provisions is permitted. The Company does not expect the adoption of this update to have a significant impact on the Company's consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the adoption of this update to have a significant impact on the Company's consolidated financial statements.

(s)	Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.  None of the reclassifications had an impact on Equity or Net Income.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2015 and 2014.  The Bank has met its average reserve requirements during 2015 and 2014 and the minimum required balance at December 31, 2015 and 2014.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2015 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Investment securities available-for-sale:
U.S. Treasury securities	$20,240	5	$(59)	$20,186
Securities of U.S. government agencies and corporations	34,079	$6	(88)	33,997
Obligations of states and political subdivisions	25,323	436	(50)	25,709
Collateralized mortgage obligations	10,994	7	(69)	10,932
Mortgage-backed securities	92,465	546	(484)	92,527

Total debt securities	$183,101	$1,000	$(750)	$183,351

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

Gross realized gains from sales and calls of available-for-sale securities were $56, $293, and $4 for the years ended December 31, 2015, 2014, and 2013, respectively.  Gross realized losses from sales of available-for-sale securities were $27, $245, and $— for the years ended December 31, 2015, 2014, and 2013, respectively.  Gross realized losses from other equity securities was $—, $50 and $— for the years ended December 31, 2015, 2014, and 2013, respectively. There was a $12 recovery from other equity securities for the year ended December 31, 2015. There were no recoveries from other equity securities for the years ended December 31, 2014 and 2013.

The amortized cost and estimated fair value of debt and other securities at December 31, 2015, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value
Due in one year or less	$13,680	$13,686
Due after one year through five years	157,850	157,812
Due after five years through ten years	10,348	10,589
Due after ten years	1,223	1,264

	$183,101	$183,351

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $101,992 as of December 31, 2015.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2015, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$15,014	$(59)	$—	$—	$15,014	$(59)
Securities of U.S. government agencies and corporations	7,005	(32)	4,047	(56)	11,052	(88)
Obligations of states and political subdivisions	7,107	(50)	—	—	7,107	(50)
Collateralized mortgage obligations	9,982	(69)	—	—	9,982	(69)
Mortgage-backed securities	44,933	(372)	5,838	(112)	50,771	(484)

Total	$84,041	$(582)	$9,885	$(168)	$93,926	$(750)

No decline in value was considered "other-than-temporary" during 2015.  Sixty-four securities, all considered investment grade, which had a fair value of $84,041 and a total unrealized loss of $582 have been in an unrealized loss position for less than twelve months as of December 31, 2015.  Eleven securities, all considered investment grade, which had a fair value of $9,885 and a total unrealized loss of $168 have been in an unrealized loss position for more than twelve months as of December 31, 2015.  The declines in market value were primarily attributable to changes in interest rates.  As the Company does not intend to sell the securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2014, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Securities of U.S. government agencies and corporation	$1,474	$(4)	$21,729	$(371)	$23,203	$(375)
Obligations of states and political subdivision	1,927	(28)	1,530	(24)	3,457	(52)
Collateralized mortgage obligations	2,881	(25)	-	-	2,881	(25)
Mortgage-backed securities	9,786	(55)	9,128	(99)	18,914	(154)

Total	$16,068	$(112)	$32,387	$(494)	$48,455	$(606)

Investment securities carried at $30,832 and $27,868 at December 31, 2015 and 2014, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company's loan portfolio, by loan class, at December 31, is as follows:

	2015	2014
Commercial	$136,095	$120,751
Commercial Real Estate	292,316	256,955
Agriculture	84,813	61,144
Residential Mortgage	43,375	50,511
Residential Construction	12,110	5,963
Consumer	45,386	49,911

	614,095	545,235
Allowance for loan losses	(9,251)	(8,583)
Net deferred origination fees and costs	1,009	1,327

Loans, net	$605,853	$537,979

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.

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

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as adverse weather conditions such as the recent drought conditions in California.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.

Residential mortgage loans, which are secured by real estate, are primarily susceptible to four risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower's cash flow to sustain payments, and shortfalls in collateral value.  In general, non-payment is usually due to loss of employment and follows general economic trends in the economy, particularly the upward movement in the unemployment rate, loss of collateral value, and demand shifts.

Construction loans, whether owner-occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.

Consumer loans, whether unsecured or secured, are primarily susceptible to four risks: non-payment due to diminished or lost income, over-extension of credit, a lack of borrower's cash flow to sustain payments, and shortfall in collateral value.  In general, non-payment is usually due to loss of employment and will follow general economic trends in the economy, particularly the upward movements in the unemployment rate, loss of collateral value, and demand shifts.

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

As of December 31, 2015, approximately 48% in principal amount of the Company's loans were secured by commercial real estate, which consists primarily of loans secured by commercial properties and construction and land development loans.  Approximately 7% in principal amount of the Company's loans were residential mortgage loans.  Approximately 2% in principal amount of the Company's loans were residential construction loans.  Approximately 14% in principal amount of the Company's loans were for agriculture and 22% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses.  Approximately 7% in principal amount of the Company's loans were consumer loans.

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment in full is unlikely, the Company will consider the loan to be impaired and will estimate its probable loss, using the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  For collateral dependent loans, the Company will obtain an updated valuation of the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Company may periodically revalue the underlying collateral and take additional charge-offs as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is known.  Unpaid balances on loans after or during collection and liquidation may also be pursued through legal action and attachment of wages or judgment liens on the borrower's other assets.

At December 31, 2015 and December 31, 2014, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's non-accrual loans by loan class, at December 31, were as follows:

	2015	2014
Commercial	$112	$2,151
Commercial Real Estate	964	672
Agriculture	—	—
Residential Mortgage	1,092	1,691
Residential Construction	—	71
Consumer	560	652

	$2,728	$5,237

Non-accrual loans amounted to $2,728 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092, four commercial real estate loans totaling $964, four commercial loans totaling $112, and four consumer loans totaling $560.  Non-accrual loans amounted to $5,237 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691, two residential construction loans totaling $71, five commercial real estate loans totaling $672, seven commercial loans totaling $2,151 and five consumer loans totaling $652.  It is generally the Company's policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to estimated net realizable value of the underlying collateral.

An aging analysis of past due loans, segregated by loan class, as of December 31, 2015 and December 31, 2014 was as follows:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
December 31, 2015
Commercial	$218	$—	$57	$275	$135,820	$136,095
Commercial Real Estate	130	—	232	362	291,954	292,316
Agriculture	—	—	—	—	84,813	84,813
Residential Mortgage	—	—	—	—	43,375	43,375
Residential Construction	—	—	—	—	12,110	12,110
Consumer	19	5	429	453	44,933	45,386
Total	$367	$5	$718	$1,090	$613,005	$614,095

December 31, 2014
Commercial	$—	$—	$82	$82	$120,669	$120,751
Commercial Real Estate	—	—	239	239	256,716	256,955
Agriculture	—	—	—	—	61,144	61,144
Residential Mortgage	1,172	—	457	1,629	48,882	50,511
Residential Construction	—	—	—	—	5,963	5,963
Consumer	2	1	472	475	49,436	49,911
Total	$1,174	$1	$1,250	$2,425	$542,810	$545,235

The Company had one loan totaling $2 that was 90 days past due and still accruing at December 31, 2015 and no loans 90 days past due and still accruing at December 31, 2014.  Included in the aging loan category labeled "current" are non-accrual loans that were not delinquent with respect to contractual principal and interest payments as of December 31, 2015 or 2014.  These loans are categorized as non-accrual loans and are not accruing interest as of December 31, 2015 and 2014.  Non-accrual loans outstanding at December 31, 2015 and 2014 are disclosed in the table above.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans to be considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 6 (substandard) or worse.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan's effective interest rate; the loan's observable market price; or fair value of collateral if the loan is collateral dependent.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, should be promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of December 31, 2015 and December 31, 2014 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2015
Commercial	$933	$97	$821	$918	$43
Commercial Real Estate	1,292	964	294	1,258	42
Agriculture	—	—	—	—	—
Residential Mortgage	3,968	1,092	2,484	3,576	615
Residential Construction	1,005	—	1,005	1,005	119
Consumer	1,625	631	690	1,321	33
Total	$8,823	$2,784	$5,294	$8,078	$852

December 31, 2014
Commercial	$2,803	$2,147	$531	$2,678	$39
Commercial Real Estate	990	672	304	976	45
Agriculture	—	—	—	—	—
Residential Mortgage	5,666	1,691	2,956	4,647	646
Residential Construction	1,065	71	826	897	107
Consumer	1,506	780	726	1,506	23
Total	$12,030	$5,361	$5,343	$10,704	$860

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the years ended December 31, 2015, 2014, and 2013 was as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,794	$46	$3,292	$53	$3,937	$38
Commercial Real Estate	1,251	42	2,632	291	3,351	85
Agriculture	—	—	257	75	398	—
Residential Mortgage	3,836	123	5,157	124	5,455	136
Residential Construction	906	37	914	38	989	42
Consumer	1,376	39	1,545	54	1,005	39
Total	$9,163	$287	$13,797	$635	$15,135	$340

None of the interest on impaired loans was recognized using a cash basis of accounting for the years ended December 31, 2015, 2014, and 2013.

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

The Company had $5,414 and $6,712 in TDR loans as of December 31, 2015 and December 31, 2014, respectively.  Specific reserves for TDR loans totaled $852 and $860 as of December 31, 2015 and December 31, 2014, respectively.  TDR loans performing in compliance with modified terms totaled $5,350 and $5,467 as of December 31, 2015 and December 31, 2014, respectively.  There were no commitments to advance additional funds on existing TDR loans as of December 31, 2015.

Loans modified as troubled debt restructurings during the year ended December 31, 2015, 2014, and 2013 were as follows:

	Year Ended December 31, 2015
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

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2015.  There was one consumer loan with a recorded investment of $49 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the year ended December 31, 2014.  There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2013.  The Compay considers a loan to be in payment default when it is 90 days or more past due.

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

Risk Rating "1" – Pass (High Quality):  This category is reserved for loans fully secured by Company CD's or savings accounts and properly margined (as defined in the Company's Credit Policy) and actively traded securities (including stocks, as well as corporate, municipal and U.S. Government bonds).

Risk Rating "2" – Pass (Above Average Quality):  This category is reserved for borrowers with strong balance sheets that are well structured with manageable levels of debt and good liquidity.  Cash flow is sufficient to service all debt, including the Company's, as agreed.  Historical earnings, cash flow, and payment performance have all been strong and trends are positive and consistent.  Collateral protection is better than the Company's Credit Policy guidelines.

Risk Rating "3" – Pass (Average Quality):  Credits within this category are considered to be of average, but acceptable, quality.  Loan characteristics, including term and collateral advance rates, meet the Company's Credit Policy guidelines; unsecured lines to borrowers with above average liquidity and cash flow may be considered for this category; the borrower's financial strength is well documented, with adequate, but consistent, cash flow to meet all obligations.  Liquidity should be sufficient and leverage should be moderate. Monitoring of collateral may be required, including a borrowing base or construction budget.  Alternative financing is typically available.

Risk Rating "4" – Pass (Below Average Quality):  Credits within this category are considered sound, but merit additional attention due to industry concentrations within the borrower's customer base, problems within their industry, deteriorating financial or earnings trends, declining collateral values, increased frequency of past due payments and/or overdrafts, discovery of documentation deficiencies which may impair our borrower's ability to repay, or the Company's ability to liquidate collateral.  Financial performance is average but inconsistent.  There also may be changes of ownership, management or professional advisors, which could be detrimental to the borrower's future performance.

Risk Rating "5" – Special Mention (Criticized):  Loans in this category are currently protected by their collateral value and have no loss potential identified, but have potential weaknesses which may, if not monitored or corrected, weaken our ability to collect payments from the borrower or satisfactorily liquidate our collateral position.  Loans where terms have been modified due to their failure to perform as agreed may be included in this category.  Adverse trends in the borrower's operation, such as reporting losses or inadequate cash flow, increasing and unsatisfactory leverage, or an adverse change in economic or market conditions may have weakened the borrower's business and impaired their ability to repay based on original terms.  The condition or value of the collateral has deteriorated to the point where adequate protection for our loan may be jeopardized in the future. Loans in this category are in transition and, generally, do not remain in this category beyond 12 months.  During this time, efforts are focused on strategies aimed at upgrading the credit or locating alternative financing.

Risk Rating "6" – Substandard (Classified):  Loans in this category are inadequately protected by the borrower's net worth, capacity to repay or collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt.  There exists a strong possibility of loss if the deficiencies are not corrected.  Loans that are dependent on the liquidation of collateral to repay are included in this category, as well as borrowers in bankruptcy or where legal action is required to effect collection of our debt.

Risk Rating "7" – Doubtful (Classified):  Loans in this category indicate all of the weaknesses of a Substandard classification, however, collection of loan principal, in full, is highly questionable and improbable; possibility of loss is very high, but there is still a possibility that certain collection strategies may, yet, be successful, rendering a definitive loss difficult to estimate, at this time.  Loans in this category are in transition and, generally, do not remain in this category more than 6 months.

Risk Rating "8" – Loss (Classified):

Active Charge-Off.  Loans in this category are considered uncollectible and of such little value that their removal from the Company's books is required.  The charge-off is pending or already processed.  Collateral positions have been or are in the process of being liquidated and the borrower/guarantor may or may not be cooperative in repayment of the debt.  Recovery prospects are unknown at this time, but we are still actively engaged in the collection of the loan.

Inactive Charge-Off.  Loans in this category are considered uncollectible and of such little value that their removal from the Company's books is required.  The charge-off is pending or already processed.  Collateral positions have been liquidated and the borrower/guarantor has nothing of any value remaining to apply to the repayment of our loan.  Any further collection activities would be of little value.

The following table presents the risk ratings by loan class as of December 31, 2015 and December 31, 2014.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Commercial	$125,562	$6,842	$3,691	$—	$—	$136,095
Commercial Real Estate	268,707	8,301	15,308	—	—	292,316
Agriculture	84,813	—	—	—	—	84,813
Residential Mortgage	40,231	1,847	1,297	—	—	43,375
Residential Construction	11,593	452	65	—	—	12,110
Consumer	42,990	1,025	1,371	—	—	45,386
Total	$573,896	$18,467	$21,732	$—	$—	$614,095

December 31, 2014
Commercial	$112,751	$3,255	$4,745	$—	$—	$120,751
Commercial Real Estate	240,808	10,607	5,540	—	—	256,955
Agriculture	61,144	—	-	—	—	61,144
Residential Mortgage	46,043	997	3,471	—	—	50,511
Residential Construction	5,386	467	110	—	—	5,963
Consumer	46,234	944	2,733	—	—	49,911
Total	$512,366	$16,270	$16,599	$—	$—	$545,235

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2015, 2014 and 2013.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for loan losses	(542)	1,507	480	(450)	113	(126)	(332)	650

Charge-offs	(44)	(7)	—	(211)	—	(175)	—	(437)
Recoveries	102	18	—	219	60	56	—	455
Net charge-offs	58	11	—	8	60	(119)	—	18
Ending Balance	3,097	3,343	1,060	739	334	641	37	9,251
Period-end amount allocated to:
Loans individually evaluated for impairment	43	42	—	615	119	33	—	852
Loans collectively evaluated for impairment	3,054	3,301	1,060	124	215	608	37	8,399
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for loan losses	2,612	(396)	23	36	(366)	149	(258)	1,800

Charge-offs	(2,288)	(69)	—	(71)	—	(393)	—	(2,821)
Recoveries	58	—	—	—	86	107	—	251
Net charge-offs	(2,230)	(69)	—	(71)	86	(286)	—	(2,570)
Ending Balance	3,581	1,825	580	1,181	161	886	369	8,583
Period-end amount allocated to:
Loans individually evaluated for impairment	39	45	—	646	107	23	—	860
Loans collectively evaluated for impairment	3,542	1,780	580	535	54	863	369	7,723
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2012	$2,899	$1,723	$915	$1,148	$724	$1,110	$35	$8,554
Provision for loan losses	91	533	(360)	244	(201)	301	592	1,200

Charge-offs	(168)	(17)	(1)	(333)	(127)	(572)	—	(1,218)
Recoveries	377	51	3	157	45	184	—	817
Net charge-offs	209	34	2	(176)	(82)	(388)	—	(401)
Ending Balance	3,199	2,290	557	1,216	441	1,023	627	9,353
Period-end amount allocated to:
Loans individually evaluated for impairment	83	63	—	701	254	24	—	1,125
Loans collectively evaluated for impairment	3,116	2,227	557	515	187	999	627	8,228
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353

The Company's investment in loans as of December 31, 2015, 2014, and 2013 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company's impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2015
Loans individually evaluated for impairment	$918	$1,258	$—	$3,576	$1,005	$1,321	$8,078
Loans collectively evaluated for impairment	135,177	291,058	84,813	39,799	11,105	44,065	606,017
Ending Balance	$136,095	$292,316	$84,813	$43,375	$12,110	$45,386	$614,095

December 31, 2014
Loans individually evaluated for impairment	$2,678	$976	$—	$4,647	$897	$1,506	$10,704
Loans collectively evaluated for impairment	118,073	255,979	61,144	45,864	5,066	48,405	534,531
Ending Balance	$120,751	$256,955	$61,144	$50,511	$5,963	$49,911	$545,235
December 31, 2013
Loans individually evaluated for impairment	$5,666	$3,729	$1,591	$5,575	$943	$1,253	$18,757
Loans collectively evaluated for impairment	104,978	231,567	50,139	47,234	9,501	52,826	496,245
Ending Balance	$110,644	$235,296	$51,730	$52,809	$10,444	$54,079	$515,002

(5)	Mortgage Operations

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

The Company had $351 and $491 of mortgage loans held-for-sale at December 31, 2015 and December 31, 2014, respectively.  At December 31, 2015 and December 31, 2014, the Company serviced real estate mortgage loans for others totaling $237,224 and $238,974, respectively.

The following table summarizes the activity related to the Company's mortgage servicing rights assets for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	December 31, 2014	Additions	Reductions	December 31, 2015
Mortgage servicing rights	$1,862	$361	$(361)	$1,862
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,862	$361	$(361)	$1,862

	December 31, 2013	Additions	Reductions	December 31, 2014
Mortgage servicing rights	$1,968	$244	$(350)	$1,862
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,968	$244	$(350)	$1,862

	December 31, 2012	Additions	Reductions	December 31, 2013
Mortgage servicing rights	$1,760	$625	$(417)	$1,968
Valuation allowance	(536)	—	536	—
Mortgage servicing rights, net of valuation allowance	$1,224	$625	$119	$1,968

The Company received contractually specified servicing fees of $598, $606, and $617 for the years ended December 31, 2015, 2014, and 2013, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

(6)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2015	2014
Land	$3,003	$3,003
Buildings	6,187	6,109
Furniture and equipment	10,865	11,023
Leasehold improvements	1,653	2,026

	21,708	22,161
Less accumulated depreciation and amortization	14,697	14,883

	$7,011	$7,278

Depreciation and amortization expense, included in occupancy and equipment expense, was $640, $672, and $692 for the years ended December 31, 2015, 2014, and 2013, respectively.

(7)	Other Assets

Other assets consisted of the following at December 31 of the indicated years:

	2015	2014
Interest receivable	$3,127	$2,650
Software, net of amortization	164	107
Officer's Life Insurance	14,898	14,437
Investment in Limited Partnerships	653	719
Deferred tax assets, net (see Note 10)	4,100	4,414
Prepaid and other	3,737	4,861

	$26,679	$27,188

The Company amortizes capitalized software costs on a straight-line basis using a useful life from three to five years.

Software amortization expense, included in other operating expense, was $82, $66, and $118 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At December 31, 2015 there were no loans held-for-sale that required a write-down.

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

At December 31, 2015, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Loan Servicing Rights

Loan servicing rights are subject to impairment testing.  The Company utilizes a third party service provider to calculate the fair value of the Company's loan servicing rights.  Loan servicing rights are measured at fair value as of the date of sale.  The Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the loan servicing rights, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  At December 31, 2015, the discount rate and constant prepayment rate used in measuring the fair value of the Company's loan servicing rights was 10.03% and 10.94%, respectively.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

December 31, 2015	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$20,186	$20,186	$—	$—
Securities of U.S. government agencies and corporations	33,997	—	33,997	—
Obligations of states and political subdivisions	25,709	—	25,709	—
Collateralized mortgage obligations	10,932	—	10,932	—
Mortgage-backed securities	92,527	—	92,527	—

Total investments at fair value	$183,351	$20,186	$163,165	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
Securities of U.S. government agencies and corporations	$28,429	$—	$28,429	$—
Obligations of states and political subdivisions	20,763	—	20,763	—
Collateralized mortgage obligations	12,553	—	12,553	—
Mortgage-backed securities	89,481	—	89,481	—

Total investments at fair value	$151,226	$—	$151,226	$—

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2015 and 2014.

December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$841	$—	$—	$841

Total assets at fair value	$841	$—	$—	$841

December 31, 2014	Total	Level 1	Level 2	Level 3
Impaired loans	$568	$—	$—	$568
Other real estate owned	736	—	—	736

Total assets at fair value	$1,304	$—	$—	$1,304

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of December 31, 2015 and 2014 were as follows:

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

EXECUTIVE SALARY CONTINUATION PLAN

Pension Benefit Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan ("Salary Continuation Plan") and related split dollar plan for a select group of highly compensated employees.  The plan provides defined annual benefit levels between $50 and $125 depending on responsibilities at the Bank.  The retirement benefits are paid for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service.

Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.

Additionally, the Company and the Bank adopted a supplemental executive retirement plan ("SERP") in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently three participants in the SERP.

The SERP benefit is calculated using 3-year average salary plus 7-year average bonus (average compensation).  For each year of service, the benefit formula credits 2% of average compensation (2.5% for the Chief Executive Officer) up to a maximum of 50%.  Therefore, for an executive serving 25 years (20 for the CEO), the target benefit is 50% of average compensation.

The target benefit is reduced for other forms of retirement income provided by the Bank.  Reductions are made for 50% of the social security benefit expected at age 65 and for the accumulated value of contributions the Bank makes to the executive's profit sharing plan.  For purposes of this reduction, contributions to the profit sharing plan are accumulated each year at a 3-year average of the yields on 10-year Treasury securities.  Retirement benefits are paid monthly for 120 months, plus 6 months for each full year of service over 10 years, up to a maximum of 180 months.

Reduced benefits are payable for retirement prior to age 65.  Should retirement occur prior to age 65, the benefit determined by the formula described above is reduced 5% for each year payments commence prior to age 65.  Therefore, the new SERP benefit is reduced 50% for retirement at age 55.  No benefit is payable for voluntary terminations prior to age 55.

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2015	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$4,076	$3,515	$3,590
Service cost	140	150	170
Interest cost	143	154	117
Plan loss (gain)	127	433	(186)
Benefits Paid	(225)	(176)	(176)
Benefit obligation at end of year	$4,261	$4,076	$3,515

Change in plan assets
Employer Contribution	225	176	176
Benefits Paid	(225)	(176)	(176)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(4,261)	$(4,076)	$(3,515)
Unrecognized net plan loss	937	877	459
Unrecognized prior service cost	165	252	340
Net amount recognized	$(3,159)	$(2,947)	$(2,716)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,261)	$(4,076)	$(3,515)
Accumulated other comprehensive income	1,102	1,129	799
Net amount recognized	$(3,159)	$(2,947)	$(2,716)

	For the Year Ended December 31,
	2015	2014	2013
Components of net periodic benefit cost
Service cost	$140	$150	$170
Interest cost	143	154	117
Amortization of prior service cost	88	88	88
Recognized actuarial loss	67	14	38
Net periodic benefit cost	438	406	413
Additional amounts recognized	13	—	—
Total benefit cost	$451	$406	$413

Additional Information
Minimum benefit obligation at year end	$4,261	$4,076	$3,515
(Decrease) increase in minimum liability included in other comprehensive income	$(27)	$330	$(313)

Assumptions used to determine benefit obligations at December 31	2015	2014	2013
Discount rate used to determine net periodic benefit cost for years ended December 31	3.50%	4.30%	3.20%

Discount rate used to determine benefit obligations at December 31	3.80%	3.50%	4.30%

Future salary increases	4.00%	4.00%	4.00%

Plan Assets

The Bank informally funds the liabilities of the Salary Continuation Plan through life insurance purchased on the lives of plan participants.  This informal funding does not meet the definition of "plan assets" under pension accounting standards.  Therefore, assets held for this purpose are not disclosed as part of the Salary Continuation Plan.

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $225 in benefit payments during fiscal 2015. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2016	$256
2017	272
2018	272
2019	272
2020	272
2021-2025	1,648

Disclosure of settlements and curtailments:

There were no events during fiscal 2015 that would constitute a curtailment or settlement.

DIRECTORS' RETIREMENT PLAN

Pension Benefit Plans

On July 19, 2001, the Company and the Bank approved an unfunded non-contributory defined benefit pension plan ("Directors' Retirement Plan") and related split dollar plan for the directors of the Bank.  The plan provides a retirement benefit equal to $1 per year of service as a director, up to a maximum benefit amount of $15.  The retirement benefit is payable for ten years following retirement at age 65.  Reduced retirement benefits are available after age 55 and ten years of service.

The Bank uses a December 31 measurement date for the Directors' Retirement Plan.

	For the Year Ended December 31,
	2015	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$752	$715	$743
Service cost	14	16	25
Interest cost	26	30	24
Plan loss (gain)	40	6	(62)
Benefits paid	(16)	(15)	(15)
Benefit obligation at end of year	$816	$752	$715

Change in plan assets
Employer contribution	$16	$15	$15
Benefits paid	(16)	(15)	(15)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(816)	$(752)	$(715)
Unrecognized net plan loss	(27)	(67)	(75)
Net amount recognized	$(843)	$(819)	$(790)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(816)	$(752)	$(715)
Accumulated other comprehensive income (loss)	(27)	(67)	(75)
Net amount recognized	$(843)	$(819)	$(790)

	For the Year Ended December 31,
	2015	2014	2013
Components of net periodic benefit cost
Service cost	$14	$16	$25
Interest cost	26	30	24
Recognized actuarial gain	—	(2)	—
Net periodic benefit cost	40	44	49
Additional amounts recognized	—	—	—
Total benefit cost	$40	$44	$49

Additional Information
Minimum benefit obligation at year end	$816	$752	$715
Increase (decrease)in minimum liability included in other comprehensive loss	$40	$8	$(63)

Assumptions used to determine benefit obligations at December 31	2015	2014	2013
Discount rate used to determine net periodic benefit cost for years ended December 31	3.20%	4.10%	3.20%

Discount rate used to determine benefit obligations at December 31	3.40%	4.00%	4.10%

Plan Assets

The Bank informally funds the liabilities of the Directors' Retirement Plan through life insurance purchased on the lives of plan participants.  This informal funding does not meet the definition of "plan assets" under pension accounting standards.  Therefore, assets held for this purpose are not disclosed as part of the Directors' Retirement Plan.

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors' Retirement Plan are the benefit payments made to participants. The Bank paid $16 in benefit payments during fiscal 2015. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2016	$30
2017	44
2018	55
2019	60
2020	60
2021-2025	375

Disclosure of settlements and curtailments:

There were no events during fiscal 2015 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan ("2001 Executive Deferral Plan") for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank's Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2015 and 2014 totaled $2,348 and $2,289, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan during the years ended December 31, 2015 and 2014 totaled $18 and $30, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2015, 2014, and 2013 totaled $18, $30, and $35, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan ("2001 Director Deferral Plan") for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank's Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2015 and 2014 totaled $128 and $124, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan during the years ended December 31, 2015 and 2014 totaled $1 and $1, respectively.  The expenses for the 2001 Director Deferral Plan for the years ended December 31, 2015, 2014, and 2013 totaled $1, $1, and $1, respectively.

(10)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2015	2014	2013
Current:
Federal	$1,973	$1,254	$1,145
State	1,079	561	44

	3,052	1,815	1,189
Deferred:
Federal	681	674	1,243
State	7	301	422

	688	975	1,665

	$3,740	$2,790	$2,854
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 consisted of:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$4,134	$3,858
Deferred compensation	184	243
Retirement compensation	1,623	1,525
Stock option compensation	266	264
Postretirement benefits	430	425
Current state franchise taxes	365	186
Non-accrual interest	206	230
Tax credit carryovers	—	937
Other	37	32

Deferred tax assets	7,245	7,700

Deferred tax liabilities:
Fixed assets depreciation	1,504	1,364
FHLB dividends	260	260
Tax credit – loss on pass-through	190	155
Deferred loan costs	1,091	1,038
Investment securities unrealized gain	100	469

Total deferred tax liabilities	3,145	3,286

Net deferred tax assets (see Note 7)	$4,100	$4,414

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2015, the Company had no state net operating loss carry forwards and no federal tax credit carry forwards.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

	2015	2014	2013
Income tax expense at statutory rates	$3,625	$2,944	$2,801
Reduction for tax exempt interest	(115)	(165)	(191)
State franchise tax, net of federal benefit	717	569	457
Cash surrender value of life insurance	(157)	(154)	(154)
Solar credit amortization	(158)	(179)	(201)
Other	(172)	(225)	142

	$3,740	$2,790	$2,854

Accounting for Uncertainty in Income Taxes

The Company had unrecognized tax benefits of $12 for the years ended December 31, 2015 and December 31, 2014.  The Company did not recognize a change in unrecognized tax benefits during 2015.  The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2016.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2015, unrecognized interest and penalties were $1.  The tax years ended December 31, 2014, 2013, and 2012 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2014, 2013, 2012, and 2011 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

(11)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	(in thousands, except per share amounts)
	2015	2014	2013
Basic earnings per share:
Net income	$6,921	$5,870	$5,384
Preferred stock dividend	(105)	(129)	(677)
Net income available to common shareholders	$6,816	$5,741	$4,707

Weighted average common shares outstanding	10,571,962	10,524,319	10,499,637

Basic earnings per share	$0.64	$0.55	$0.45

Diluted earnings per share:
Net income	$6,921	$5,870	$5,384
Preferred stock dividend	(105)	(129)	(677)
Net income available to common shareholders	$6,816	$5,741	$4,707

Weighted average common shares outstanding	10,571,962	10,524,319	10,499,637

Effect of dilutive shares	58,610	54,943	40,085

Adjusted weighted average common shares outstanding	10,630,572	10,579,262	10,539,722

Diluted earnings per share	$0.64	$0.54	$0.45

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 166,334 shares, 243,786 shares, and 338,394 shares for the years ended December 31, 2015, 2014, and 2013, respectively.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares, 6,382 shares, and 2,240 shares for the years ended December 31, 2015, 2014, and 2013, respectively.

(12)        Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management's opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $5,534, $6,767 and $7,886 at December 31, 2015, 2014, and 2013, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2015	2014	2013
Outstanding balance, beginning of year	$2,364	$2,250	$2,086
Credit granted	4,236	3,651	3,956
Repayments / Reductions	(4,260)	(3,537)	(3,792)

Outstanding balance, end of year	$2,340	$2,364	$2,250

(13)        Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank's profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $1,259, $877 and $1,004 in 2015, 2014, and 2013, respectively.

(14)	Stock Compensation Plans

The Company has one fixed stock option plan. Under the 2006 Stock Incentive Plan, the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 25,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the 2006 Stock Incentive Plan, no outside director can receive option grants, stock appreciation rights, restricted stock, or stock units in excess of 3,000 total shares in any calendar year.  There were 982,926 shares authorized under the 2006 Stock Incentive Plan.  The 2006 Stock Incentive Plan terminated on January 28, 2016.

On May 19, 2015, the Company's shareholders approved the 2016 Stock Incentive Plan, which became effective on January 28, 2016 concurrent with the termination of the 2006 Stock Incentive Plan.  There are 647,678 shares authorized under the 2016 Stock Incentive Plan.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.  The 2016 Stock Incentive Plan will terminate on March 15, 2026.

The Compensation Committee of the Board of Directors is authorized to prescribe the terms and conditions of each option, including exercise price, vestings, or duration of the option.  Generally, option grants vest at a rate of 25% per year after the first anniversary of the date of grant and restricted stock awards vest at a rate of 100% after four years.  Options expire 10 years after the date of grant.  Options are granted with an exercise price of the fair value of the related common stock on the date of grant.

Stock option activity for the Company's Stock Incentive Plan during the year ended December 31, 2015 is as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2014	326,022	$11.08
Granted	42,689	7.30
Exercised	(20,640)	4.06
Cancelled	(15,188)	16.73
Expired	(105,499)	10.90

Balance at December 31, 2015	227,384	$10.72

All number of shares and weighted average exercise price amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.

The 2006 Stock Incentive Plan permits stock-for-stock exercises of shares.  During 2015, employees tendered no mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

The following table presents information on stock options for the year ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	20,640	$4.06	$65

Stock options outstanding and expected to vest:	227,384	$10.72	$273	4.38

Stock options vested and currently exercisable:	152,870	$12.68	$185	2.41

The weighted average grant date fair value per share of options granted during the years ended December 31 was $2.56 in 2015, $2.79 in 2014, and $2.46 in 2013.  All weighted average grant date fair value per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.

At December 31, 2015, the range of exercise prices for all outstanding options ranged from $3.71 to $18.26.  The range of exercise prices have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.

As of December 31, 2015, there was $134 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

For the years ended December 31, 2015, 2014, and 2013 there was $63, $48, and $39, respectively, of recognized compensation related to stock options.

The Company determines fair value at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the risk-free interest rate, the volatility of the underlying stock and the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the following table.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on both the implied volatilities from the traded option on the Company's stock and historical volatility on the Company's stock.

The Company expenses the fair value of the option on a straight line basis over the vesting period.  The Company estimates forfeitures and only recognizes expense for those shares that actually vest.

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2015	2014	2013
Risk-Free Interest Rate	1.61%	1.53%	0.86%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	37.38%	45.93%	54.36%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2015:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2014	76,780	$5.41
Granted	31,258	7.29
Vested	(19,036)	4.47
Cancelled/Forfeited	(2,590)	5.64

Balance at December 31, 2015	86,412	$6.30

All number of shares and weighted average grant date fair value amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.

The aggregate intrinsic value of restricted stock awards vested in calendar year 2015, 2014, and 2013 was $139, $79, and $50, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $7.29 in 2015, $6.71 in 2014, and $5.27 in 2013.  All weighted average grant date fair value per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.

As of December 31, 2015, there was $285 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

For the year ended December 31, 2015, 2014, and 2013, there was $142, $112, and $73, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP").  Under the 2006 Amended ESPP, the Company is authorized to issue to an eligible employee shares of common stock.  There are 322,385 shares authorized under the 2006 Amended ESPP. The 2006 Amended ESPP was terminated on November 19, 2015.  On May 19, 2015, the Company's shareholders approved the 2016 ESPP, which became effective on November 19, 2015.  There are 260,000 shares authorized under the 2016 ESPP, which include authorized but unissued shares under the 2006 Amended ESPP.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016. The 2016 ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company's common stock each participation period.  The purchase price of the stock is 85 percent  of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period.  Approximately 33 percent  of eligible employees are participating in the Plan in the current participation period, which began December 10, 2015 and will end December 9, 2016.

Under the Plan, at the annual stock purchase date of November 23, 2015, there were $82 in contributions, and 12,679 shares were purchased at an average price of $6.46.  The total number of shares purchased and average price have been adjusted to give retroactive effect to the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.  For the year ended December 31, 2015, 2014, and 2013, there was $25, $25, and $45, respectively, of recognized compensation related to ESPP issuances.  Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

(15)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings from the U.S. Treasury and no Federal Funds purchased at December 31, 2015 and December 31, 2014.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank ("FHLB") secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2015, the Company had a current collateral borrowing capacity with the FHLB of $246,277 and, at such date, also had unsecured formal lines of credit totaling $57,000 with correspondent banks.

The Company had no long-term borrowings at December 31, 2015 and 2014.  Average outstanding balances of long-term borrowings consisting of FHLB advances were $0 during 2015 and 2014.  The weighted average interest rate paid was 0% in 2015 and 2014.

(16)        Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $980, $1,048, and $1,194 for the years ended December 31, 2015, 2014, and 2013, respectively.  At December 31, 2015, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2016	$771
2017	804
2018	708
2019	601
2020	616
Thereafter	2,749

$6,249

At December 31, 2015, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2016	$70,605
2017	9,235
2018	3,468
2019	3,908
2020	184
Thereafter	408

$87,808

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2015	2014
Undisbursed loan commitments	$201,839	$171,019
Standby letters of credit	2,807	2,099
Commitments to sell loans	655	1,230

	$205,301	$174,348

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2015, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2015, there was $2,807 issued in performance standby letters of credit and the Bank carried no liability.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793 at December 31, 2015, which is recorded in "interest payable and other liabilities" on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2015, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

(18)	Capital Adequacy and Restriction on Dividends

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below).

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules replaced the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The Bank became subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer began on January 1, 2016, and will be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in through December 31, 2017.

Management believes, as of December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject.  As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution's category.

The Company and the Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the "well capitalized" levels at December 31, 2015, respectively, as set forth in the following tables (calculated in accordance with the Basel III capital rules):

	The Company
	2015		Adequately Capitalized
	Capital	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$86,344	8.3%	4.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	86,344	12.4%	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	86,344	12.4%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	95,067	13.7%	8.0%

	The Bank
	2015		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$84,100	8.0%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	84,100	12.1%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	84,100	12.1%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	92,823	13.3%	8.0%	10.0%

The Company and the Bank had Tier I Leverage, Tier I risk-based and Total Risk-Based capital above the "well capitalized" levels at December 31, 2014, respectively, as set forth in the following tables (calculated in accordance with the Basel I capital rules):

	The Company
	2014		Adequately Capitalized
	Capital	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$91,799	9.4%	4.0%
Tier 1 Capital (to Risk-Weighted Assets)	91,799	15.7%	4.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	99,137	17.0%	8.0%

	The Bank
	2014		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$87,903	9.0%	4.0%	5.0%
Tier 1 Capital (to Risk-Weighted Assets)	87,903	15.0%	4.0%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	95,241	16.3%	8.0%	10.0%

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

            Cash & Cash Equivalents

The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments are a reasonable estimate of fair value.  The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization.  Therefore, the Company believes the measurement of fair value of cash & cash equivalents is derived from Level 1 inputs.

Certificates of Deposit

The Company measures the fair value of Certificates of deposit using level 2 inputs.  The fair values of Certificates of deposit were derived by discounting their future expected cash flows back to their present values based upon a constant maturity curve. The constant maturity curve is based on similar instruments, taking into account factors such as instrument type, coupon type, currency, issuer, sector, country of issuer, credit rating, and prevailing market conditions. The Company believes these inputs fall under Level 2 of the fair value hierarchy.

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

The estimated fair values of the Company's financial instruments for the years ended December 31 were approximately as follows:

		2015		2014
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$200,797	$200,797	$216,192	$216,192
Certificates of deposit	2	16,649	16,635	12,860	12,852
Other equity securities	2	3,934	3,934	3,934	3,934
Loans receivable:
Net loans	3	605,853	604,240	537,979	535,018
Loans held-for-sale	2	351	363	491	509
Interest receivable	2	3,127	3,127	2,650	2,650
Mortgage servicing rights	3	1,862	2,041	1,862	2,068
Financial liabilities:
Deposits	3	948,114	902,872	857,052	837,150
Interest payable	2	73	73	70	70

(20)	Preferred Stock

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

On October 26, 2015, the Company redeemed the remaining $12,847 in preferred stock it issued to the U.S. Treasury under the SBLF program.

(21)	Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,151	$1,292	$1,288

Income taxes	$3,745	$2,137	$1,816

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	$3,103	$2,065	$1,047
Fair value adjustment of securities available for sale, net of tax of $(368), $893, and $(1,648) for the years ended December 31, 2015, 2014, and 2013, respectively	$(553)	$1,342	$(2,473)
Loans held-for-investment transferred to other real estate owned	$407	$1,198	$—
Loans held-for-sale transferred to loans held-for investment	$—	$166	$—
Financed sale of other real estate owned	$—	$—	$(540)
Tax deficiency related to expired, vested non-qualified stock options	$—	$—	$(106)

(22)	Accumulated Other Comprehensive Income

The following table details activity in accumulated other comprehensive loss for the year ended December 31, 2015.

	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2014	$703	$(678)	$41	$66
Current period other comprehensive (loss) income	(553)	16	(24)	(561)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)

The following table details activity in accumulated other comprehensive income for the year ended December 31, 2014.

	Unrealized Losses on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)
Current period other comprehensive income (loss)	1,342	(198)	(5)	1,139
Balance as of December 31, 2014	$703	$(678)	$41	$66

The following table details activity in accumulated other comprehensive loss for the year ended December 31, 2013.

	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2012	$1,834	$(668)	$8	$1,174
Current period other comprehensive (loss) income	(2,473)	188	38	(2,247)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)

(23)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2015	2014
Assets
Cash	$2,244	$3,928
Investment in wholly owned subsidiary	83,605	88,155

Total assets	$85,849	$92,083
Liabilities and stockholders' equity
Other liabilities	—	32
Stockholders' equity	85,849	92,051

Total liabilities and stockholders' equity	$85,849	$92,083

Statements of Income	2015	2014	2013
Dividends from subsidiary	$11,000	$—	$10,000
Other operating expenses	(153)	(130)	(113)
Income tax benefit	63	54	46
Income (loss) before undistributed earnings of subsidiary	10,910	(76)	9,933
Equity in undistributed earnings of subsidiary	(3,989)	5,946	(4,549)

Net income	$6,921	$5,870	$5,384

Statements of Cash Flows	2015	2014	2013
Net income	$6,921	$5,870	$5,384
Adjustments to reconcile net income to net cash provided by operating activities
Stock plan accruals	230	185	157
Decrease in other liabilities	(32)	(112)	(141)
Equity in undistributed earnings of subsidiary	3,989	(5,946)	4,549

Net cash provided by (used in) operating activities	11,108	(3)	9,949

Cash flows from financing activities:
Redemption of preferred stock	(12,847)	—	(10,000)
Dividend on preferred stock	(105)	(129)	(677)
Common stock issued	82	84	76
Stock options exercised	84	—	—
Cash in lieu of fractional shares	(6)	(6)	(4)

Net cash (used in) provided by financing activities	(12,792)	(51)	(10,605)

Net change in cash	(1,684)	(54)	(656)

Cash at beginning of year	3,928	3,982	4,638

Cash at end of year	$2,244	$3,928	$3,982

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), that are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company's disclosure controls and procedures have been designed to meet and management believes that they meet reasonable assurance standards.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to them by others within those entities.

Internal controls over financial reporting

As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  See "Management's Report" included in Item 8 for management's report on the adequacy of internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company's proxy statement for its 2016 Annual Meeting of Shareholders entitled "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management," "Executive Compensation" "Report of Audit Committee," "Section 16(a) Beneficial Ownership Compliance" and "Nomination and Election of Directors."

The Company has adopted a Code of Conduct, which complies with the Code of Ethics requirements of the Securities and Exchange Commission.  A copy of the Code of Conduct is posted on the "Investor Relations" page of the Company's website, or is available, without charge, upon the written request of any shareholder directed to Devon Camara-Soucy, Corporate Secretary, First Northern Community Bancorp, 195 North First Street, Dixon, California 95620.  The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to directors, on the "Investor Relations" page of its website.

The Company's website address is www.thatsmybank.com.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company's proxy statement for its 2016 Annual Meeting of Shareholders entitled "Nomination and Election of Directors," "Transactions with Related Persons," "Director Compensation," and "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company's proxy statement for the 2016 Annual Meeting of Shareholders entitled "Security Ownership of Management" and "Nomination and Election of Directors."

Stock Purchase Equity Compensation Plan Information

The following table shows the Company's equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company's equity compensation plans as of December 31, 2015.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.  The plans included in this table are the Company's 2000 Stock Option Plan and 2006 Stock Incentive Plan.  As noted in the "Stock Compensation Plans" Note 14 of Notes to Consolidated Financial Statements (page 98) included in this report.  The 2006 Stock Incentive Plan expired on January 28, 2016.  The 2016 Stock Incentive Plan became effective on January 28, 2016.  There are 647,678 shares authorized under the 2016 Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted-average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	227,384	$10.72	86,412	$6.30	662,184
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	227,384	$10.72	86,412	$6.30	662,184

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company's proxy statement for its 2016 Annual Meeting of Shareholders entitled "Director Independence" and "Transactions with Related Persons."

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company's proxy statement for its 2016 Annual Meeting of Shareholders entitled "Audit and Non-Audit Fees."

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements:

Reference is made to the Index to Financial Statements under Item 8 in Part II of this Form 10-K.

(a)(2)Financial Statement Schedules:

All schedules to the Company's Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or accompanying notes.

(a)(3)Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
Exhibit Number

3.1
Amended Articles of Incorporation of First Northern Community Bancorp ("Company") – incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006

3.2	Certificate of Amendment to the Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 9, 2009

3.3	Amended and Restated Bylaws of the Company – incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 15, 2005

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated May 25, 2000*

10.2
First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement dated Form S-8 on May 25, 2000*

10.3
Amended First Northern Community Bancorp Employee Stock Purchase Plan – incorporated herein by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders

10.4
First Northern Community Bancorp 2000 Stock Option Plan Forms "Incentive Stock Option Agreement" and "Notice of Exercise of Stock Option" – incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 dated May 25, 2000*

10.5
First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms "Non-statutory Stock Option Agreement" and "Notice of Exercise of Stock Option" – incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 dated May 25, 2000*

10.6
First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms "Participation Agreement" and "Notice of Withdrawal" – incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-8 dated May 25, 2000*

10.7
Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish – incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.8
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum – incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.9
Employment Agreement for Louise A. Walker, President and Chief Executive Officer – incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2012*

10.10
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker – incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.11
Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Company's Annual Report on Form 10-K for the year ended December 31, 2001*

10.12
Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.12 to Company's Annual Report on Form 10-K for the year ended December 31, 2001*

10.13
Amended Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004*

10.14
Amended Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004*

10.15
Form of Salary Continuation Agreement between Pat Day and First Northern Bank of Dixon – incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006*

10.16	Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Owen J. Onsum and Louise A. Walker – provided herewith*

10.17	First Northern Bancorp 2006 Stock Incentive Plan – incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders*

10.18	First Northern Bank Annual Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006*

10.20
First Northern Community Bancorp 2006 Stock Option Plan Forms "Stock Option Agreement" and "Notice of Exercise of Stock Option" incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report for the year ended December 31, 2009  *

10.21
First Northern Community Bancorp 2006 Stock Incentive Plan "Restricted Stock Agreement incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 *

10.22
Employment Agreement for Jeremiah Z. Smith, Executive Vice President and Chief Financial Officer - incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012*

10.23
Employment Agreement for Patrick S. Day, Executive Vice President and Chief Credit Officer - incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012*

10.24 10.25

First Northern Bancorp 2016 Stock Incentive Plan – incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A for its 2015 Annual Meeting of Shareholders*.

First Northern Bancorp 2016 Employee Stock Purchase Plan – incorporated by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A for its 2015 Annual Meeting of Shareholders*.

11.1	Statement of Computation of Per Share Earnings (See Page 93 of this Form 10-K)

21.1	Subsidiaries of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company's Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company's Chief Financial Officer – provided herewith

32.1**	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2**	Section 1350 Certification of the Chief Financial Officer – provided herewith

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Annual Report on Form 10-K for the twelve months ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan, contract or arrangement.

**   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2016.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 10, 2016
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Senior Executive Vice President/Chief Financial Officer & Chief Operating Officer	March 10, 2016
Jeremiah Z. Smith	(Principal Financial Officer)

/s/ Kevin Spink	Vice President/Controller	March 10, 2016
Kevin Spink	(Principal Accounting Officer)

/s/ LORI J. ALDRETE	Director and Vice Chairman of the Board	March 10, 2016
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director	March 10, 2016
Frank J. Andrews, Jr.

/s/ PATRICK R. BRADY	Director	March 10, 2016
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director and Chairman of the Board	March 10, 2016
John M. Carbahal

/s/ GREGORY DUPRATT	Director	March 10, 2016
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 10, 2016
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director	March 10, 2016
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 10, 2016
Foy S. McNaughton

/s/ OWEN J. ONSUM	Director	March 10, 2016
Owen J. Onsum

/s/ DAVID W. SCHULZE	Director	March 10, 2016
David W. Schulze