Form 10-Q
period 2016-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2016-05-04
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares of Common Stock outstanding as of May 2, 2016 was 10,704,559.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except shares and share amounts)	March 31, 2016	December 31, 2015

Assets

Cash and cash equivalents	$156,277	$200,797
Certificates of deposit	16,649	16,649
Investment securities – available-for-sale	225,712	183,351
Loans, net of allowance for loan losses of $9,607 at March 31, 2016 and $9,251 at December 31, 2015	617,534	605,853
Loans held-for-sale	2,711	351
Stock in Federal Home Loan Bank and other equity securities, at cost	3,934	3,934
Premises and equipment, net	7,332	7,011
Interest receivable and other assets	25,918	26,679

Total Assets	$1,056,067	$1,044,625

Liabilities and Stockholders' Equity

Liabilities:

Demand deposits	$315,427	$313,307
Interest-bearing transaction deposits	265,432	261,634
Savings and MMDA's	291,261	285,365
Time, under $250,000	66,594	67,855
Time, $250,000 and over	20,222	19,953
Total deposits	958,936	948,114

Interest payable and other liabilities	8,841	10,662

Total Liabilities	967,777	958,776

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 10,704,559 shares issued and outstanding at March 31, 2016 and 10,676,557 shares issued and outstanding at December 31, 2015	73,831	73,764
Additional paid-in capital	977	977
Retained earnings	13,325	11,603
Accumulated other comprehensive income (loss), net	157	(495)
Total Stockholders' Equity	88,290	85,849

Total Liabilities and Stockholders' Equity	$1,056,067	$1,044,625

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended March 31, 2016	Three months ended March 31, 2015
Interest and dividend income:
Loans	$7,382	$6,358
Due from banks interest bearing accounts	269	156
Investment securities
Taxable	782	741
Non-taxable	70	64
Other earning assets	84	76
Total interest and dividend income	8,587	7,395
Interest expense:
Deposits	286	293
Total interest expense	286	293
Net interest income	8,301	7,102
Provision for loan losses	450	350
Net interest income after provision for loan losses	7,851	6,752
Other operating income:
Service charges on deposit accounts	520	519
Gains on sales of other real estate owned	4	161
Gains on sales of loans held-for-sale	110	133
Investment and brokerage services income	125	144
Mortgage brokerage income	—	5
Loan servicing income	116	113
Fiduciary activities income	113	128
Debit card income	465	476
Gains on calls of available-for-sale securities	14	—
Other income	218	213
Total other operating income	1,685	1,892
Other operating expenses:
Salaries and employee benefits	4,185	3,848
Occupancy and equipment	723	707
Data processing	386	411
Stationery and supplies	93	89
Advertising	85	80
Directors' fees	59	62
Other real estate owned expense	1	2
Other expense	1,287	1,160
Total other operating expenses	6,819	6,359
Income before provision for income taxes	2,717	2,285
Provision for income taxes	986	768

Net income	$1,731	$1,517

Preferred stock dividends	$—	$(32)
Net income available to common shareholders	$1,731	$1,485

Basic earnings per common share	$0.16	$0.14
Diluted earnings per common share	$0.16	$0.14

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended March 31, 2016	Three months ended March 31, 2015
Net income	$1,731	$1,517
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period, net of tax effect of $441 and $250 for the three-month periods ended March 31, 2016 and March 31, 2015, respectively	660	375
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of ($6) and $0 for the three-month periods ended March 31, 2016 and March 31, 2015, respectively	(8)	—
Directors' and officer's retirement plan equity adjustments, net of tax effect of $0 and $(22) for the three-month periods ended March 31, 2016 and March 31, 2015, respectively	—	(33)
Other comprehensive income	$652	$342
Comprehensive income	$2,383	$1,859

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)
	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2015	10,676,557	$73,764	$977	$11,603	$(495)	$85,849
Net income				1,731		1,731
Other comprehensive income					652	652
Stock dividend adjustment	505	4		(4)		—
Cash in lieu of fractional shares	(101)			(5)		(5)
Stock-based compensation		63				63
Common shares issued related to restricted stock grants	27,598					—
Balance at March 31, 2016	10,704,559	$73,831	$977	$13,325	$157	$88,290

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash Flows From Operating Activities
Net income	$1,731	$1,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145	166
Accretion and amortization of investment securities premiums and discounts, net	601	468
Decrease in deferred loan origination fees and costs, net	(25)	(2)
Provision for loan losses	450	350
Stock-based compensation	63	58
Gains on calls of available-for-sale securities	(14)	—
Gains on sales of other real estate owned	(4)	(161)
Gains on sales of loans held-for-sale	(110)	(133)
Proceeds from sales of loans held-for-sale	4,985	6,958
Originations of loans held-for-sale	(7,235)	(10,519)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	326	1,759
Net decrease in interest payable and other liabilities	(1,821)	(969)
Net cash used in operating activities	(908)	(508)

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	3,978	540
Principal repayments on available-for-sale securities	6,781	5,808
Purchase of available-for-sale securities	(52,620)	(18,552)
Net decrease in certificates of deposit	—	992
Net decrease in loans	(12,323)	697
Proceeds from sale of other real estate owned	221	897
Purchases of premises and equipment, net	(466)	(108)
Net cash used in investing activities	(54,429)	(9,726)

Cash Flows From Financing Activities
Net increase in deposits	10,822	36,456
Cash dividends paid in lieu of fractional shares	(5)	(6)
Stock options exercised	—	84
Cash dividends paid on preferred stock	—	(32)
Net cash provided by financing activities	10,817	36,502

Net (decrease) increase in Cash and Cash Equivalents	(44,520)	26,268
Cash and Cash Equivalents, beginning of period	200,797	216,192
Cash and Cash Equivalents, end of period	$156,277	$242,460

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$273	$284
Income taxes	$200	$—
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$3,351	$3,103
Transfer of loans held-for-investment to other real estate owned	$217	$—
Decrease in directors' & officer's retirement plan equity adjustment, net of tax	$—	$(33)
Unrealized holding gains on available for sale securities, net of taxes	$652	$375

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 and December 31, 2015

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.  See the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of significant accounting policies and estimates.

Recently Issued Accounting Pronouncements:

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments in ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. Management is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to current classifications. The Company identified an error related to prior year classifications of the amortization of deferred loan costs in the Consolidated Statements of Income. The amortization amounts were included as components of "Salaries and Employee Benefits" and "Other Expenses", instead of a component of "Interest and Fees on Loans". Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the Consolidated Statement of Income contained in this Report has been revised for the three months ended March 31, 2015. This change resulted in a decrease of $364,000 in "Interest and Fees and Loans" offset by decreases of $241,000 in "Salaries and employee benefits" and $123,000 in "Other expenses" for the three months ended March 31, 2015. This change did not affect net income, the balance sheet, cash flows or shareholders' equity for any period.

2.  LOANS

The composition of the Company's loan portfolio, by loan class, is as follows:

($ in thousands)	March 31, 2016	December 31, 2015

Commercial	$130,414	$136,095
Commercial Real Estate	316,950	292,316
Agriculture	77,185	84,813
Residential Mortgage	41,412	43,375
Residential Construction	16,760	12,110
Consumer	43,386	45,386
	626,107	614,095
Allowance for loan losses	(9,607)	(9,251)
Net deferred origination fees and costs	1,034	1,009
Loans, net	$617,534	$605,853

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

As of March 31, 2016, approximately 50% in principal amount of the Company's loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 7% in principal amount of the Company's loans were residential mortgage loans.  Approximately 3% in principal amount of the Company's loans were residential construction loans.  Approximately 12% in principal amount of the Company's loans were for agriculture and 21% in principal amount of the Company's loans were for general commercial uses including professional, retail and small businesses.  Approximately 7% in principal amount of the Company's loans were consumer loans.

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

At March 31, 2016 and December 31, 2015, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's non-accrual loans by loan class, as of March 31, 2016 and December 31, 2015, were as follows:

($ in thousands)	March 31, 2016	December 31, 2015

Commercial	$275	$112
Commercial Real Estate	600	964
Agriculture	—	—
Residential Mortgage	1,083	1,092
Residential Construction	—	—
Consumer	70	560
	$2,028	$2,728

Non-accrual loans amounted to $2,028,000 at March 31, 2016 and were comprised of five commercial loans totaling $275,000, two commercial real estate loans totaling $600,000, four residential mortgage loans totaling $1,083,000 and two consumer loans totaling $70,000.  Non-accrual loans amounted to $2,728,000 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092,000, four commercial real estate loans totaling $964,000, four commercial loans totaling $112,000, and four consumer loans totaling $560,000.  It is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An age analysis of past due loans, segregated by loan class, as of March 31, 2016 and December 31, 2015 is as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
March 31, 2016
Commercial	$108	$166	$57	$331	$130,083	$130,414
Commercial Real Estate	493	5,426	—	5,919	311,031	316,950
Agriculture	—	—	—	—	77,185	77,185
Residential Mortgage	117	—	—	117	41,295	41,412
Residential Construction	—	—	—	—	16,760	16,760
Consumer	—	—	12	12	43,374	43,386
Total	$718	$5,592	$69	$6,379	$619,728	$626,107

December 31, 2015
Commercial	$218	$—	$57	$275	$135,820	$136,095
Commercial Real Estate	130	—	232	362	291,954	292,316
Agriculture	—	—	—	—	84,813	84,813
Residential Mortgage	—	—	—	—	43,375	43,375
Residential Construction	—	—	—	—	12,110	12,110
Consumer	19	5	429	453	44,933	45,386
Total	$367	$5	$718	$1,090	$613,005	$614,095

The Company had no loans that were 90 days or more past due and still accruing at March 31, 2016 and one loan totaling $2,000 that was 90 days or more past due and still accruing at December 31, 2015.  Included in the aging loan category labeled "current" are non-accrual loans that were not delinquent with respect to contractual principal and interest payments as of March 31, 2016 and December 31, 2015.  These loans are categorized as non-accrual loans and are not accruing interest as of March 31, 2016 and December 31, 2015.  Non-accrual loans outstanding at March 31, 2016 and December 31, 2015 are disclosed in the table above.

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

Impaired loans, segregated by loan class, as of March 31, 2016 and December 31, 2015 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2016
Commercial	$1,076	$82	$980	$1,062	$188
Commercial Real Estate	925	600	291	891	41
Agriculture	—	—	—	—	—
Residential Mortgage	3,939	1,083	2,461	3,544	607
Residential Construction	996	206	791	997	114
Consumer	1,008	154	550	704	33
Total	$7,944	$2,125	$5,073	$7,198	$983

December 31, 2015
Commercial	$933	$97	$821	$918	$43
Commercial Real Estate	1,292	964	294	1,258	42
Agriculture	—	—	—	—	—
Residential Mortgage	3,968	1,092	2,484	3,576	615
Residential Construction	1,005	—	1,005	1,005	119
Consumer	1,625	631	690	1,321	33
Total	$8,823	$2,784	$5,294	$8,078	$852

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended March 31, 2016 and March 31, 2015 was as follows:

($ in thousands)	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$990	$12	$2,628	$8
Commercial Real Estate	1,075	4	968	4
Agriculture	—	—	—	—
Residential Mortgage	3,560	24	4,621	31
Residential Construction	1,001	11	891	9
Consumer	1,013	45	1,494	11
Total	$7,639	$96	$10,602	$63

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

The Company had $5,398,000 and $5,414,000 in TDR loans as of March 31, 2016 and December 31, 2015, respectively.  Specific reserves for TDR loans totaled $983,000 and $852,000 as of March 31, 2016 and December 31, 2015, respectively.  TDR loans performing in compliance with modified terms totaled $5,170,000 and $5,350,000 as of March 31, 2016 and December 31, 2015, respectively.  There were no commitments to advance more funds on existing TDR loans as of March 31, 2016.

Loans modified as TDRs during the three months ended March 31, 2016 and March 31, 2015, were as follows:

($ in thousands)	Three Months Ended March 31, 2016
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	180	180
Total	1	$180	$180

($ in thousands)	Three Months Ended March 31, 2015
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Consumer	1	109	109
Total	1	$109	$109

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a TDR within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2016 and March 31, 2015.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents the risk ratings by loan class as of March 31, 2016 and December 31, 2015:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2016
Commercial	$120,371	$7,595	$2,448	$—	$—	$130,414
Commercial Real Estate	292,519	9,762	14,669	—	—	316,950
Agriculture	75,409	1,059	717	—	—	77,185
Residential Mortgage	38,370	1,826	1,216	—	—	41,412
Residential Construction	16,162	449	149	—	—	16,760
Consumer	41,601	842	943	—	—	43,386
Total	$584,432	$21,533	$20,142	$—	$—	$626,107

December 31, 2015
Commercial	$125,562	$6,842	$3,691	$—	$—	$136,095
Commercial Real Estate	268,707	8,301	15,308	—	—	292,316
Agriculture	84,813	—	—	—	—	84,813
Residential Mortgage	40,231	1,847	1,297	—	—	43,375
Residential Construction	11,593	452	65	—	—	12,110
Consumer	42,990	1,025	1,371	—	—	45,386
Total	$573,896	$18,467	$21,732	$—	$—	$614,095

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three months ended March 31, 2016 and March 31, 2015:

Three months ended March 31, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for (reversal of) loan losses	(35)	308	(95)	(38)	66	(53)	297	450

Charge-offs	(100)	(15)	—	—	—	(20)	—	(135)
Recoveries	18	—	—	1	1	21	—	41
Net charge-offs	(82)	(15)	—	1	1	1	—	(94)
Balance as of March 31, 2016	$2,980	$3,636	$965	$702	$401	$589	$334	$9,607
Period-end amount allocated to:
Loans individually evaluated for impairment	188	41	—	607	114	33	—	983
Loans collectively evaluated for impairment	2,792	3,595	965	95	287	556	334	8,624
Balance as of March 31, 2016	$2,980	$3,636	$965	$702	$401	$589	$334	$9,607

Three months ended March 31, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for (reversal of) loan losses	(268)	660	66	(134)	33	(8)	1	350

Charge-offs	—	—	—	—	—	(67)	—	(67)
Recoveries	12	—	—	—	1	15	—	28
Net charge-offs	12	—	—	—	1	(52)	—	(39)
Balance as of March 31, 2015	$3,325	$2,485	$646	$1,047	$195	$826	$370	$8,894
Period-end amount allocated to:
Loans individually evaluated for impairment	31	45	—	638	105	31	—	850
Loans collectively evaluated for impairment	3,294	2,440	646	409	90	795	370	8,044
Balance as of March 31, 2015	$3,325	$2,485	$646	$1,047	$195	$826	$370	$8,894

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the period ended December 31, 2015.

Year ended December 31, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for (reversal of) loan losses	(542)	1,507	480	(450)	113	(126)	(332)	650

Charge-offs	(44)	(7)	—	(211)	—	(175)	—	(437)
Recoveries	102	18	—	219	60	56	—	455
Net charge-offs	58	11	—	8	60	(119)	—	18
Ending Balance	3,097	3,343	1,060	739	334	641	37	9,251
Period-end amount allocated to:
Loans individually evaluated for impairment	43	42	—	615	119	33	—	852
Loans collectively evaluated for impairment	3,054	3,301	1,060	124	215	608	37	8,399
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251

The Company's investment in loans as of March 31, 2016, March 31, 2015, and December 31, 2015 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company's impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2016
Loans individually evaluated for impairment	$1,062	$891	$—	$3,544	$997	$704	$7,198
Loans collectively evaluated for impairment	129,352	316,059	77,185	37,868	15,763	42,682	618,909
Ending Balance	$130,414	$316,950	$77,185	$41,412	$16,760	$43,386	$626,107

March 31, 2015
Loans individually evaluated for impairment	$2,578	$960	$—	$4,595	$885	$1,482	$10,500
Loans collectively evaluated for impairment	113,355	263,920	54,719	45,101	9,211	47,693	533,999
Ending Balance	$115,933	$264,880	$54,719	$49,696	$10,096	$49,175	$544,499

December 31, 2015
Loans individually evaluated for impairment	$918	$1,258	$—	$3,576	$1,005	$1,321	$8,078
Loans collectively evaluated for impairment	135,177	291,058	84,813	39,799	11,105	44,065	606,017
Ending Balance	$136,095	$292,316	$84,813	$43,375	$12,110	$45,386	$614,095

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2016 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015

Constant prepayment rate	11.98%	10.94%
Discount rate	10.03%	10.03%
Weighted average life (years)	5.73	6.17

At March 31, 2016 and December 31, 2015, the Company's mortgage loans held-for-sale totaled $2,711,000 and $351,000 respectively.  At March 31, 2016, and December 31, 2015, the Company serviced real estate mortgage loans for others totaling $233,756,000 and $237,224,000, respectively.

The following table summarizes the Company's mortgage servicing rights assets as of March 31, 2016 and December 31, 2015.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2015	Additions	Reductions	March 31, 2016

Mortgage servicing rights	$1,862	$57	$(89)	$1,830
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,862	$57	$(89)	$1,830

At March 31, 2016 and December 31, 2015, the estimated fair market value of the Company's mortgage servicing rights asset was $1,894,000 and $2,041,000, respectively.

The Company received contractually specified servicing fees of $149,000 and $151,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.  Contractually specified servicing fees are included in other operating income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

4.  OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 28, 2016, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2016.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2016 and 2015 (dollars in thousands except per share amounts):

	Three months ended March 31,
	2016	2015
Basic earnings per share:
Net income	$1,731	$1,517
Preferred stock dividend	$—	$(32)
Net income available to common stockholders	$1,731	$1,485

Weighted average common shares outstanding	10,589,190	10,542,500
Basic EPS	$0.16	$0.14

Diluted earnings per share:
Net income	$1,731	$1,517
Preferred stock dividend	$—	$(32)
Net income available to common stockholders	$1,731	$1,485

Weighted average common shares outstanding	10,589,190	10,542,500
Effect of dilutive shares	67,134	64,060
Adjusted weighted average common shares outstanding	10,656,324	10,606,560
Diluted EPS	$0.16	$0.14

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 163,010 shares and 190,774 shares for the three months ended March 31, 2016 and March 31, 2015, respectively.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have an anti-dilutive effect amounted to zero shares for the three months ended March 31, 2016 and March 31, 2015.

5.  STOCK PLANS

On January 28, 2016, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2016.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	227,364	$10.74
Granted	56,199	$7.82
Expired	(53,611)	$18.29
Cancelled / Forfeited	—	$—
Exercised	—	$—
Options outstanding at End of Period	229,952	$8.26	$253,062	6.54
Exercisable (vested) at End of Period	125,112	$8.98	$214,136	4.32

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2016 was $2.13 per share.

As of March 31, 2016, there was $236,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 3.13 years.

There was $19,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2016.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2016 is presented below:

Three Months Ended March 31, 2016
Risk Free Interest Rate	1.23%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	28.41%

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	86,376	$6.31
Granted	28,701	$7.82
Cancelled / Forfeited	—	$—
Exercised/Released/Vested	(13,180)	$4.64
Non-vested restricted stock outstanding at End of Period	101,897	$6.95	$786,645	8.57

The weighted average fair value of restricted stock granted during the three months ended March 31, 2016 was $7.82 per share.

As of March 31, 2016, there was $474,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.05 years.

There was $40,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2016.

The Company has an Employee Stock Purchase Plan ("ESPP").  Under the 2006 Amended ESPP, the Company was authorized to issue to eligible employees shares of common stock.  There were 322,385 shares authorized under the 2006 Amended ESPP. The 2006 Amended ESPP was terminated on November 19, 2015.  On May 19, 2015, the Company's shareholders approved the 2016 ESPP, which became effective on November 19, 2015. There are 260,000 shares authorized under the 2016 ESPP, which include authorized but unissued shares under the 2006 Amended ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.  The 2016 ESPP will expire on March 16, 2026.

The 2016 ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of December 10, 2015 to December 9, 2016.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the 2016 ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company's common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2016, there was $13,700 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $4,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2016.

The weighted average fair value at issuance date during the three months ended March 31, 2016 was $1.50.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2016 is presented below:

Three Months Ended March 31, 2016
Risk Free Interest Rate	0.71%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	9.51%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At March 31, 2016, there were no loans held-for-sale that required a write-down.

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

At March 31, 2016, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	(in thousands)
March 31, 2016	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$26,376	$26,376	$—	$—
Securities of U.S. government agencies and corporations	46,737	—	46,737	—
Obligations of states and political subdivisions	24,879	—	24,879	—
Collateralized mortgage obligations	13,280	—	13,280	—
Mortgage-backed securities	114,440	—	114,440	—
Total investments at fair value	$225,712	$26,376	$199,336	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	(in thousands)
December 31, 2015	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$20,186	$20,186	$—	$—
Securities of U.S. government agencies and corporations	33,997	—	33,997	—
Obligations of states and political subdivisions	25,709	—	25,709	—
Collateralized mortgage obligations	10,932	—	10,932	—
Mortgage-backed securities	92,527	—	92,527	—
Total investments at fair value	$183,351	$20,186	$163,165	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

No assets were measured at fair value on a non-recurring basis at March 31, 2016.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2015:

	(in thousands)
December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$841	$—	$—	$841
Total assets at fair value	$841	$—	$—	$841

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2015.

Key methods and assumptions used in measuring the fair value of impaired loans and other real estate owned as of December 31, 2015 were as follows:

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

On February 8, 2013, the Company redeemed $10,000,000 of the $22,847,000 in SBLF shares it issued to the U.S. Treasury.

On October 26, 2015, the Company redeemed the remaining $12,847,000 in SBLF shares it issued to the U.S. Treasury.

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

Loans Held-for-Sale

For loans held for sale, the fair value is based on what secondary markets are currently offering for portfolios with similar characteristics. See Note 6, Fair Value Measurement in these Notes to Condensed Consolidated Financial Statements.

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

The estimated fair values of the Company's financial instruments for the periods ended March 31, 2016 and December 31, 2015 are approximately as follows:

		March 31, 2016		December 31, 2015
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$156,277	$156,277	$200,797	$200,797
Certificates of deposit	2	16,649	16,678	16,649	16,635
Other equity securities	2	3,934	3,934	3,934	3,934
Loans receivable:
Net loans	3	617,534	614,345	605,853	604,240
Loans held-for-sale	2	2,711	2,786	351	363
Interest receivable	2	3,312	3,312	3,127	3,127
Mortgage servicing rights	3	1,830	1,894	1,862	2,041
Financial liabilities:
Deposits	3	958,936	917,843	948,114	902,872
Interest payable	2	86	86	73	73

9.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2016 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$26,310	$66	$—	$26,376
Securities of U.S. government agencies and corporations	46,655	84	(2)	46,737
Obligations of states and political subdivisions	24,273	616	(10)	24,879
Collateralized mortgage obligations	13,200	83	(3)	13,280
Mortgage-backed securities	113,937	696	(193)	114,440
Total debt securities	$224,375	$1,545	$(208)	$225,712

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2015 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$20,240	$5	$(59)	$20,186
Securities of U.S. government agencies and corporations	34,079	6	(88)	33,997
Obligations of states and political subdivisions	25,323	436	(50)	25,709
Collateralized mortgage obligations	10,994	7	(69)	10,932
Mortgage-backed securities	92,465	546	(484)	92,527
Total debt securities	$183,101	$1,000	$(750)	$183,351

The Company had $3,978,000 and $0 proceeds from calls of available-for-sale securities for the three months ended March 31, 2016 and March 31, 2015, respectively.  There were $14,000 and $0 gross realized gains from calls of available-for-sale securities for the three months ended March 31, 2016 and March 31, 2015, respectively.  There were no gross realized losses from sales and calls of available-for-sale securities for the three months ended March 31, 2016 and March 31, 2015.

The amortized cost and estimated market value of debt and other securities at March 31, 2016, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$36,527	$36,567
Due after one year through five years	177,246	178,085
Due after five years through ten years	9,379	9,754
Due after ten years	1,223	1,306
	$224,375	$225,712

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $125,877,000.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2016, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$5,097	$(2)	$—	$—	$5,097	$(2)
Obligations of states and political subdivisions	4,102	(10)	—	—	4,102	(10)
Collateralized Mortgage obligations	1,430	(3)	—	—	1,430	(3)
Mortgage-backed securities	23,666	(98)	9,036	(95)	32,702	(193)
Total	$34,295	$(113)	$9,036	$(95)	$43,331	$(208)

No decline in value was considered "other-than-temporary" during 2016.  Thirty one securities, all considered investment grade, which had a fair value of $34,295,000 and a total unrealized loss of $113,000 have been in an unrealized loss position for less than twelve months as of March 31, 2016.  Twelve securities, all considered investment grade, which had a fair value of $9,036,000 and a total unrealized loss of $95,000 have been in an unrealized loss position for more than twelve months as of March 31, 2016.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio is other-than-temporarily impaired. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2015, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$15,014	$(59)	$—	$—	$15,014	$(59)
Securities of U.S. government agencies and corporations	7,005	(32)	4,047	(56)	11,052	(88)
Obligations of states and political subdivisions	7,107	(50)	—	—	7,107	(50)
Collateralized Mortgage obligations	9,982	(69)	—	—	9,982	(69)
Mortgaged-backed securities	44,933	(372)	5,838	(112)	50,771	(484)
Total	$84,041	$(582)	$9,885	$(168)	$93,926	$(750)

Investment securities carried at $33,468,000 and $30,832,000 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2016:

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)
Current period other comprehensive income	652	—	-	652
Balance as of March 31, 2016	$802	$(662)	$17	$157

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2015:

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$703	$(678)	$41	$66
Current period other comprehensive income	375	—	(33)	342
Balance as of March 31, 2015	$1,078	$(678)	$8	$408

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2016	December 31, 2015

Undisbursed loan commitments	$213,574	$201,839
Standby letters of credit	2,860	2,807
Commitments to sell loans	950	655
	$217,384	$205,301

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2016 and December 31, 2015, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,860,000 and $2,807,000 at March 31, 2016 and December 31, 2015, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet, however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at March 31, 2016 and December 31, 2015, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2016 and December 31, 2015, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. "Risk Factors," and the other risks described in our 2015 Annual Report on Form 10-K and Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

In this document and in other SEC filings or other public statements, for example, we make forward-looking statements relating to the following topics, among others:

•	Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position and prospects, and the affect of competition on our business and strategies

•	Our assessment of significant factors and developments that have affected or may affect our results

•	Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Dodd-Frank Wall Street Reform and Protection Act (the "Dodd-Frank Act") and other legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy

•	Regulatory and compliance controls, processes and requirements and their impact on our business

•	The costs and effects of legal or regulatory actions

•	Expectations regarding draws on performance letters of credit

•	Our regulatory capital requirements, including the capital rules adopted in the past several years by the U.S. federal banking agencies

•	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

•	Credit quality and provision for credit losses and management of asset quality and credit risk

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grading

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of increases in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans.

•	Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding troubled debt restructurings ("TDRs"), delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	Expectations regarding an increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

•	The possible impact of the California drought and related governmental responses on economic conditions, especially in the agricultural sector

•	Maintenance of insurance coverage appropriate for our operations

•	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

•	Descriptions of assumptions underlying or relating to any of the of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management's belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A "Risk Factors" of Part II, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q and "Supervision and Regulation" of our 2015 Annual Report on Form 10-K, and in our other reports to the SEC.

INTRODUCTION

This overview of Management's Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission ("SEC"), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Significant results and developments during the first quarter and year-to-date 2016 include:

•	Net income of $1.7 million for the three months ended March 31, 2016, up 13.3% from $1.5 million earned for the same period last year.

•	Net income available to common shareholders of $1.7 million for the three months ended March 31, 2016, up 13.3% from $1.5 million for the same period last year.

•	Basic and diluted earnings per share for the three months ended March 31, 2016 was $0.16, up 14.3% from basic and diluted earnings per share of $0.14 in the same period last year.

•	Net interest income increased in the three months ended March 31, 2016 by $1.2 million, or 16.9%, to $8.3 million from $7.1 million in the same period last year. The increase in net interest income was primarily attributable to an increase in interest income on loans, investment securities, and interest bearing due from banks. The increase in interest income on loans was due to an increase in average loans and an increase in interest yield. The increase in interest income on investment securities was primarily due to an increase in average balance, which was partially offset by a decrease in interest yield. The increase in interest income on interest bearing due from banks was primarily due to an increase in interest yield, which was partially offset by a decrease in average balance.

·	Net interest margin increased from 3.08% for the three months ended March 31, 2015 to 3.34% for the same period ended March 31, 2016.

•	Provision for loan losses of $0.5 million for the three months ended March 31, 2016 compared to a provision for loan losses of $0.4 million for the same period in 2015.

•	Total assets at March 31, 2016 were $1.056 billion, an increase of $11.4 million, or 1.1%, compared to total assets at December 31, 2015.

•	Total net loans at March 31, 2016 (including loans held-for-sale) increased $14.0 million, or 2.3%, to $620.2 million compared to December 31, 2015.

•	Total investment securities at March 31, 2016 increased $42.3 million, or 23.1%, to $225.7 million compared to December 31, 2015.

•	Total deposits of $958.9 million at March 31, 2016, represented an increase of $10.8 million, or 1.1%, compared to December 31, 2015.

SUMMARY

The Company recorded net income of $1,731,000 for the three months ended March 31, 2016, representing an increase of $214,000 from net income of $1,517,000 for the same period in 2015.

The following tables present a summary of the results for the three months ended March 31, 2016 and 2015, and a summary of our financial condition at March 31, 2016 and December 31, 2015:

	Three months ended March 31, 2016	Three months ended March 31, 2015

(in thousands except for per share amounts)
For the Period:
Net Income	$1,731	$1,517
Net Income Available to Common Shareholders	$1,731	$1,485
Basic Earnings Per Common Share	$0.16	$0.14
Diluted Earnings Per Common Share	$0.16	$0.14

	March 31, 2016	December 31, 2015

(in thousands except for ratios)
At Period End:
Total Assets	$1,056,067	$1,044,625
Total Loans, Net (including loans held-for-sale)	$620,245	$606,204
Total Investment Securities	$225,712	$183,351
Total Deposits	$958,936	$948,114
Loan-To-Deposit Ratio	64.7%	63.9%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$607,784	$7,382	4.87%	$536,067	$6,358	4.81%
Certificates of deposit	16,649	33	0.80%	12,497	24	0.78%
Interest bearing due from banks	171,976	236	0.55%	226,826	132	0.24%
Investment securities, taxable	185,044	782	1.70%	147,715	741	2.03%
Investment securities, non-taxable (2)	12,447	70	2.26%	6,837	64	3.80%
Other interest earning assets	3,934	84	8.56%	3,934	76	7.83%
Total average interest-earning assets	997,834	8,587	3.45%	933,876	7,395	3.21%
Non-interest-earning assets:
Cash and due from banks	24,334			16,368
Premises and equipment, net	7,145			7,278
Other real estate owned	26			222
Interest receivable and other assets	25,930			25,338
Total average assets	1,055,269			983,082

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	264,896	75	0.11%	229,880	76	0.13%
Savings and MMDA's	290,716	124	0.17%	268,920	132	0.20%
Time, under $250,000	67,251	65	0.39%	64,853	63	0.39%
Time, $250,000 and over	20,422	22	0.43%	20,553	22	0.43%
Total average interest-bearing liabilities	643,285	286	0.18%	584,206	293	0.20%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	315,387			297,601
Interest payable and other liabilities	9,031			8,077
Total liabilities	967,703			889,884
Total average stockholders' equity	87,566			93,198
Total average liabilities and stockholders' equity	$1,055,269			$983,082
Net interest income and net interest margin (3)		$8,301	3.34%		$7,102	3.08%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately ($92) and ($148) for the three months ended March 31, 2016 and 2015, respectively.
(2)  Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.  In the above table, yield /rates are annualized by dividing the number of days in the reported period by 365 days.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $44,520,000 decrease in cash and cash equivalents, a $42,361,000 increase in investment securities available-for-sale, an $11,681,000 increase in net loans held-for-investment and a $2,360,000 increase in loans held-for-sale from December 31, 2015 to March 31, 2016.  The decrease in cash and cash equivalents was due to a decrease in interest bearing due from Federal Reserve Bank accounts, which was mainly due to loan growth and the purchase of investment securities.  The increase in investment securities available-for-sale was primarily the result of the purchases of U.S. Treasury securities, U.S. government agencies, and mortgage-backed securities.  The increase in net loans held-for-investment was primarily due to increased demand for commercial real estate and residential construction loans.  The increase in net loans held-for-investment was partially offset by decreases in the following loan categories: commercial, agriculture, residential mortgage and consumer.  The increase in loans held-for-sale was due to timing of sales of loans held-for-sale.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $10,822,000 from December 31, 2015 to March 31, 2016.  The increase in deposits was due to increases in demand accounts, interest-bearing transaction deposits, savings accounts and money market accounts, which were partially offset by decreases in time deposits.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the three months ended March 31, 2016.

Interest income on loans for the three months ended March 31, 2016 was up 16.1% from the same period in 2015, increasing from $6,358,000 to $7,382,000.  The increase in interest income on loans for the three months ended March 31, 2016 as compared to the same period a year ago was primarily due to an increase in average loans and a 6 basis point increase in loan yields.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on investment securities available-for-sale for the three months ended March 31, 2016 was up 5.8% from the same period in 2015, increasing from $805,000 to $852,000. The increase in interest income on investment securities for the three months ended March 31, 2016 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by a 38 basis point decrease in yields on investment securities.

Interest income on interest-bearing due from banks for the three months ended March 31, 2016 was up 72.4% from the same period in 2015, increasing from $156,000 to $269,000.  The increase in interest income on interest-bearing due from banks for the three months ended March 31, 2016 as compared to the same period a year ago was due to a 31 basis point increase in interest-bearing due from yields, which was partially offset by a decrease in average interest-bearing due from banks balance.

The Company had no Federal Funds sold balances during the three months ended March 31, 2016 and March 31, 2015.

Interest Expense

Interest expense on deposits for the three months ended March 31, 2016 was down 2.4% from the same period in 2015, decreasing from $293,000 to $286,000.  The decrease in interest expense during the three months ended March 31, 2016 was due to a 2 basis point decrease in the Company's average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.

The Company had no FHLB advances or other borrowing balances during the three months ended March 31, 2016 and March 31, 2015.

Provision for Loan Losses

There was a provision for loan losses of $450,000 for the three months ended March 31, 2016 compared to a provision for loan losses of $350,000 for the same period in 2015.  The allowance for loan losses was approximately $9,607,000, or 1.53% of total loans, at March 31, 2016 compared to $9,251,000, or 1.51% of total loans, at December 31, 2015.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three months in 2016 was primarily due to increased net charge-offs compared to the same period in 2015.  Charge-offs on commercial and commercial real estate loans increased, which was partially offset by a decrease in charge-offs on consumer loans.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three months ended March 31, 2016 and March 31, 2015.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Other Operating Income

Other operating income was down 10.9% for the three months ended March 31, 2016 from the same period in 2015, decreasing from $1,892,000 to $1,685,000.

This decrease was primarily due to decreases in gains on sales of other real estate owned, gains on sales of loans held-for-sale, investment & brokerage income and fiduciary activities income. The decrease in gains on sales of other real estate owned was primarily due to a decrease in the number of other real estate owned sales transactions. The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in the volume of sales. The decrease in investment & brokerage income and fiduciary activities income was primarily due to a decrease in the demand for those services.

Other Operating Expenses

Total other operating expenses were up 7.2% for the three months ended March 31, 2016 from the same period in 2015, increasing from $6,359,000 to $6,819,000.

The increase was primarily due to increases in salaries and employee benefits and other operating expenses, which was partially offset by decreases in data processing.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries, contingent compensation, and profit sharing.  The increase in other operating expenses was primarily due to increases in legal expenses and accounting & audit fees, which was partially offset by decreases in sundry losses. The decrease in data processing was primarily due to decreases in general data processing costs.

The following table sets forth other miscellaneous operating expenses by category for the three months ended March 31, 2016 and 2015.

	(in thousands)
	Three months ended March 31, 2016	Three months ended March 31, 2015
Other miscellaneous operating expenses
FDIC assessments	$155	$155
Contributions	25	22
Legal fees	83	47
Accounting and audit fees	88	73
Consulting fees	151	156
Postage expense	78	90
Telephone expense	37	34
Public relations	65	66
Training expense	37	46
Loan origination expense	38	32
Computer software depreciation	25	16
Sundry losses	31	72
Loan collection expense	20	8
Other miscellaneous expense	454	343
Total other miscellaneous operating expenses	$1,287	$1,160

Income Taxes

The Company's tax rate, the Company's income before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company's provision for income taxes.

In the three months ended March 31, 2016, the Company's expense for income taxes increased $218,000 from the same period last year, from $768,000 to $986,000.

The increase in provision for income taxes for the period presented is primarily attributable to the respective level of earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	(in thousands)
	March 31, 2016	December 31, 2015

Undisbursed loan commitments	$213,574	$201,839
Standby letters of credit	2,860	2,807
Commitments to sell loans	950	655
	$217,384	$205,301

The reserve for unfunded lending commitments amounted to $793,000 at March 31, 2016 and December 31, 2015, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for loan losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal bank regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes:

●	Substandard Assets – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

●	Doubtful Assets – An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Other Real Estate Owned and loans rated Substandard and Doubtful are deemed "classified assets".  This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

The following tables summarize the Company's non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2016 and December 31, 2015:

	At March 31, 2016			At December 31, 2015
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$275	$57	$218	$112	$57	$55
Commercial real estate	600	92	508	964	95	869
Agriculture	—	—	—	—	—	—
Residential mortgage	1,083	—	1,083	1,092	—	1,092
Residential construction	—	—	—	—	—	—
Consumer	70	—	70	560	—	560
Total non-accrual loans	$2,028	$149	$1,879	$2,728	$152	$2,576

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

Non-accrual loans amounted to $2,028,000 at March 31, 2016 and were comprised of five commercial loans totaling $275,000, two commercial real estate loans totaling $600,000, four residential mortgage loans totaling $1,083,000 and two consumer loans totaling $70,000.  Non-accrual loans amounted to $2,728,000 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092,000, four commercial real estate loans totaling $964,000, four commercial loans totaling $112,000, and four consumer loans totaling $560,000.  It is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of March 31, 2016, totaled approximately $1,727,000 or 85.2% of total non-accrual loans and consisted of three residential mortgage loans totaling $1,069,000, supported by residential properties located within the Company's market area, one commercial and industrial loan totaling $180,000, supported by the business assets of the borrower, and one commercial real estate loan totaling $478,000, supported by commercial properties located within the Company's market area.  The collateral securing these loans is generally appraised every six months.

In comparison, the five largest non-accrual loans as of December 31, 2015, totaled approximately $2,109,000, or 77% of total non-accrual loans, and consisted of two residential mortgage loans totaling $960,000, supported by residential property located within the Company's market area, two commercial real estate loans totaling $721,000, supported by commercial properties located within the Company's market area, and one consumer loan totaling $428,000, supported by residential property located within the Company's market area.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at March 31, 2016 and December 31, 2015 consisting of loans on non-accrual status totaled $2,028,000 and $2,728,000, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $5,170,000 and $5,350,000 at March 31, 2016 and December 31, 2015, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See "Allowance for Loan Losses" below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $699,000 or 27.1% to $1,879,000 during the first three months of 2016.  Non-performing assets, net of guarantees, represented 0.2% of total assets at March 31, 2016.

	At March 31, 2016			At December 31, 2015
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$2,028	$149	$1,879	$2,728	$152	$2,576
Loans 90 days past due and still accruing	—	—	—	2	—	2

Total non-performing loans	2,028	149	1,879	2,730	152	2,578
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	2,028	149	1,879	2,730	152	2,578

Non-performing loans to total loans			0.3%			0.4%
Non-performing assets to total assets			0.2%			0.3%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			511.3%			358.8%

The Company had no loans 90 days or more past due and still accruing at March 31, 2016. The Company had one loan totaling $2,000 that was 90 days or more past due and still accruing at December 31, 2015.

Other real estate owned ("OREO") consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of March 31, 2016 and December 31, 2015, respectively.

Allowance for Loan Losses

The Company's Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for loan and other credit losses that can be reasonably anticipated.  The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.  The Company contracts with vendors for credit reviews of the loan portfolio as well as considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the reserve balance.  The allowance for loan losses is based on estimates, and actual losses may vary from current estimates.

The following table summarizes the Allowance for Loan Losses of the Company during the three months ended March 31, 2016 and 2015, and for the year ended December 31, 2015:

 Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2016	2015	2015

Balance at beginning of period	$9,251	$8,583	$8,583
Provision for loan losses	450	350	650
Loans charged-off:
Commercial	(100)	—	(44)
Commercial Real Estate	(15)	—	(7)
Agriculture	—	—	—
Residential Mortgage	—	—	(211)
Residential Construction	—	—	—
Consumer	(20)	(67)	(175)
Total charged-off	(135)	(67)	(437)

Recoveries:
Commercial	18	12	102
Commercial Real Estate	—	—	18
Agriculture	—	—	—
Residential Mortgage	1	—	219
Residential Construction	1	1	60
Consumer	21	15	56
Total recoveries	41	28	455

Net charge-offs	(94)	(39)	18

Balance at end of period	$9,607	$8,894	$9,251

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.06%)	(0.03%)	0.00%
Allowance for loan losses
To total loans at the end of the period	1.53%	1.63%	1.51%
To non-performing loans, net of guarantees at the end of the period	511.3%	178.5%	358.8%

Deposits

Deposits are one of the Company's primary sources of funds.  At March 31, 2016, the Company had the following deposit mix: 30.4% in savings and MMDA deposits, 9.0% in time deposits, 27.7% in interest-bearing transaction deposits and 32.9% in non-interest-bearing transaction deposits.  At December 31, 2015, the Company had the following deposit mix: 30.1% in savings and MMDA deposits, 9.3% in time deposits, 27.6% in interest-bearing transaction deposits and 33.0% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $250,000 or more outstanding at March 31, 2016 and December 31, 2015 are summarized as follows:

	(in thousands)
	March 31, 2016	December 31, 2015
Three months or less	$3,355	$5,187
Over three to twelve months	13,054	10,395
Over twelve months	3,813	4,371
Total	$20,222	$19,953

The increase in time certificates of deposit of $250,000 or more is primarily attributable to additions of time deposits, which was partially offset by withdrawals of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management's opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 64.7% on March 31, 2016.  In addition, on March 31, 2016, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $1,695,000 in securities due within one year or less; and $88,006,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks totaling $57,000,000 at March 31, 2016.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at March 31, 2016 of $246,692,000; credit availability is subject to certain collateral requirements.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2016, the Bank's capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2016.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$85,874	8.14%	5.0%
Common Equity Tier 1	$85,874	11.83%	6.5%
Tier 1 Risk-Based	$85,874	11.83%	8.0%
Total Risk-Based	$94,965	13.08%	10.0%

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

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2016, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2016.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2015 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At March 31, 2016, approximately 75% in principal amount of the Bank's loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At March 31, 2016, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 71% and 4%, respectively, in principal amount of the total loans in the Bank's portfolio.  At March 31, 2016, all of the Bank's real estate mortgage and construction loans and approximately 10% in principal amount of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB has adopted various regulations which have and will continue to impact our residential mortgage lending business.  For additional information, see "Business – Certain CFPB Rules" in Part I, Item 1 in our Annual Report on Form 10-K.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At March 31, 2016, approximately 75% in principal amount of the Bank's loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a further downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the significant deterioration in the California real estate market and housing industry.

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

Potential Volatility of Deposits May Increase Our Cost of Funds

At March 31, 2016 and December 31, 2015, 2% of the dollar value of the Company's total deposits was represented by time certificates of deposit in excess of $250,000.  These deposits are considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company's liquidity, profitability, business prospects, results of operations and cash flows.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 4, 2016	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Senior Executive Vice President / Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)