Form 10-Q
period 2016-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2016-08-03
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

OR

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

The number of shares of Common Stock outstanding as of August 1, 2016  was 10,704,247.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except shares and share amounts)	June 30, 2016	December 31, 2015

Assets

Cash and cash equivalents	$143,519	$200,797
Certificates of deposit	16,709	16,649
Investment securities – available-for-sale	235,233	183,351
Loans, net of allowance for loan losses of $10,030 at June 30, 2016 and $9,251 at December 31, 2015	633,758	605,853
Loans held-for-sale	1,886	351
Stock in Federal Home Loan Bank and other equity securities, at cost	4,409	3,934
Premises and equipment, net	7,481	7,011
Interest receivable and other assets	27,071	26,679

Total Assets	$1,070,066	$1,044,625

Liabilities and Stockholders' Equity

Liabilities:

Demand deposits	$320,427	$313,307
Interest-bearing transaction deposits	263,026	261,634
Savings and MMDA's	302,810	285,365
Time, under $250,000	63,886	67,855
Time, $250,000 and over	19,713	19,953
Total deposits	969,862	948,114

Interest payable and other liabilities	9,548	10,662

Total Liabilities	979,410	958,776

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 10,704,247 shares issued and outstanding at June 30, 2016 and 10,676,557 shares issued and outstanding at December 31, 2015	73,903	73,764
Additional paid-in capital	977	977
Retained earnings	15,360	11,603
Accumulated other comprehensive income (loss), net	416	(495)
Total Stockholders' Equity	90,656	85,849

Total Liabilities and Stockholders' Equity	$1,070,066	$1,044,625

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Interest and dividend income:
Loans	$7,649	$6,627	$15,031	$12,984
Due from banks interest bearing accounts	192	164	461	320
Investment securities
Taxable	882	694	1,664	1,435
Non-taxable	66	66	136	130
Other earning assets	93	222	177	298
Total interest and dividend income	8,882	7,773	17,469	15,167
Interest expense:
Deposits	273	293	559	586
Total interest expense	273	293	559	586
Net interest income	8,609	7,480	16,910	14,581
Provision for loan losses	450	—	900	350
Net interest income after provision for loan losses	8,159	7,480	16,010	14,231
Non-interest income:
Service charges on deposit accounts	506	494	1,026	1,013
Gains on sales of other real estate owned	—	—	4	161
Gains on sales of loans held-for-sale	252	292	362	425
Investment and brokerage services income	137	151	262	295
Mortgage brokerage income	22	18	22	23
Loan servicing income	104	198	220	311
Fiduciary activities income	105	129	218	257
Debit card income	503	528	968	1,004
Gains on calls of available-for-sale securities	—	—	14	—
Other income	226	212	444	425
Total non-interest income	1,855	2,022	3,540	3,914
Non-interest expenses:
Salaries and employee benefits	4,099	4,107	8,284	7,955
Occupancy and equipment	766	699	1,489	1,406
Data processing	373	436	759	847
Stationery and supplies	91	111	184	200
Advertising	58	92	143	172
Directors' fees	76	75	135	137
Other real estate owned expense	—	22	1	24
Other expense	1,345	1,230	2,632	2,389
Total non-interest expenses	6,808	6,772	13,627	13,130
Income before provision for income taxes	3,206	2,730	5,923	5,015
Provision for income taxes	1,171	960	2,157	1,728

Net income	$2,035	$1,770	$3,766	$3,287

Preferred stock dividends	$—	$(32)	$—	$(64)
Net income available to common shareholders	$2,035	$1,738	$3,766	$3,223

Basic earnings per common share	$0.19	$0.16	$0.36	$0.31
Diluted earnings per common share	$0.19	$0.16	$0.35	$0.30

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Net income	$2,035	$1,770	$3,766	$3,287
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities:
Unrealized holding gains (losses) arising during the period, net of tax effect of $172 and $(411) for the three months ended June 30, 2016 and June 30, 2015, respectively, and $613 and $(161) for the six months ended June 30, 2016 and June 30, 2015, respectively	259	(618)	919	(243)
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $0 for the three months ended June 30, 2016 and June 30, 2015, and $(6) and $0 for the six months ended June 30, 2016 and June 30, 2015, respectively	—	—	(8)	—
Directors' and officers' retirement plan equity adjustments, net of tax effect of $0 for the three months ended June 30, 2016 and June 30, 2015, and $0 and $(22) for the six months ended June 30, 2016 and June 30, 2015, respectively	—	—	—	(33)
Other comprehensive income (loss)	$259	$(618)	$911	$(276)

Comprehensive income	$2,294	$1,152	$4,677	$3,011

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2015	10,676,557	$73,764	$977	$11,603	$(495)	$85,849

Net income				3,766		3,766

Other comprehensive income					911	911

Stock dividend adjustment	505	4		(4)		—
Cash in lieu of fractional shares	(101)			(5)		(5)
Stock-based compensation		135				135
Common shares issued related to restricted stock grants, net of restricted stock reversals	27,286					—

Balance at June 30, 2016	10,704,247	$73,903	$977	$15,360	$416	$90,656

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows From Operating Activities
Net income	$3,766	$3,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	303	333
Accretion and amortization of investment securities premiums and discounts, net	1,326	1,002
Valuation adjustment on mortgage servicing rights	13	—
(Increase) decrease in deferred loan origination fees and costs, net	(90)	122
Provision for loan losses	900	350
Stock-based compensation	135	116
Gains on calls of available-for-sale securities	(14)	—
Gains on sales of other real estate owned	(4)	(161)
Gains on sales of loans held-for-sale	(362)	(425)
Proceeds from sales of loans held-for-sale	16,470	23,509
Originations of loans held-for-sale	(17,643)	(23,079)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(1,012)	1,619
Net decrease in interest payable and other liabilities	(1,114)	(281)
Net cash provided by operating activities	2,674	6,392

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	20,704	4,540
Principal repayments on available-for-sale securities	15,260	12,682
Purchase of available-for-sale securities	(87,640)	(23,615)
Net (increase) decrease in certificates of deposit	(60)	923
Net increase in loans	(28,932)	(33,440)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(475)	—
Proceeds from sale of other real estate owned	221	897
Purchases of premises and equipment, net	(773)	(151)
Net cash used in investing activities	(81,695)	(38,164)

Cash Flows From Financing Activities
Net increase in deposits	21,748	41,315
Cash dividends paid in lieu of fractional shares	(5)	(6)
Stock options exercised	—	84
Cash dividends paid on preferred stock	—	(64)
Net cash provided by financing activities	21,743	41,329

Net (decrease) increase in Cash and Cash Equivalents	(57,278)	9,557
Cash and Cash Equivalents, beginning of period	200,797	216,192
Cash and Cash Equivalents, end of period	$143,519	$225,749

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$543	$578
Income taxes	$2,380	$1,310
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$3,351	$3,103
Transfer of loans held-for-investment to other real estate owned	$217	$407
Decrease in directors' & officers' retirement plan equity adjustment, net of tax	$—	$(33)
Unrealized holding gains (losses) on available for sale securities, net of taxes	$911	$(243)

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 and December 31, 2015

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.  See the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of significant accounting policies and estimates.

Recently Issued Accounting Pronouncements:

In February 2016, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

In March 2016, FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. Management is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018.  Management is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to current classifications. The Company identified an error related to prior year classifications of the amortization of deferred loan costs in the Consolidated Statements of Income. The amortization amounts were included as components of "Salaries and Employee Benefits" and "Other Expenses", instead of a component of "Interest and Fees on Loans". Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the Consolidated Statement of Income contained in this Report has been revised for the three and six months ended June 30, 2015. This change resulted in a decrease of $451,000 in "Interest and Fees and Loans" offset by decreases of $308,000 in "Salaries and employee benefits" and $143,000 in "Other expenses" for the three months ended June 30, 2015 and a decrease of $816,000 in "Interest and Fees and Loans" offset by decreases of $549,000 in "Salaries and employee benefits" and $267,000 in "Other expenses" for the six months ended June 30, 2015. These changes did not affect net income, the balance sheet, cash flows or shareholders' equity for any period.

2.  LOANS

The composition of the Company's loan portfolio, by loan class, as of June 30, 2016 and December 31, 2015 was as follows:

($ in thousands)	June 30, 2016	December 31, 2015

Commercial	$132,347	$136,095
Commercial Real Estate	313,533	292,316
Agriculture	92,766	84,813
Residential Mortgage	43,670	43,375
Residential Construction	17,554	12,110
Consumer	42,819	45,386

	642,689	614,095
Allowance for loan losses	(10,030)	(9,251)
Net deferred origination fees and costs	1,099	1,009

Loans, net	$633,758	$605,853

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

Residential mortgage loans, which are secured by real estate, are primarily susceptible to four risks: non-payment due to diminished or lost income; over-extension of credit; a lack of borrower's cash flow to sustain payments; and shortfalls in collateral value.  In general, non-payment is usually due to loss of employment and follows general economic trends in the economy, particularly the upward movement in the unemployment rate, loss of collateral value and demand shifts.

Residential construction loans, whether owner-occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices or other appropriate means.

Consumer loans, whether unsecured or secured are primarily susceptible to four risks: non-payment due to diminished or lost income; over-extension of credit; a lack of borrower's cash flow to sustain payments; and shortfall in the collateral value.  In general, non-payment is usually due to loss of employment and will follow general economic trends in the economy, particularly upward movements in the unemployment rate, loss of collateral value and demand shifts.

As of June 30, 2016, approximately 49% in principal amount of the Company's loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 7% in principal amount of the Company's loans were residential mortgage loans.  Approximately 3% in principal amount of the Company's loans were residential construction loans.  Approximately 14% in principal amount of the Company's loans were for agriculture and 20% in principal amount of the Company's loans were for general commercial uses including professional, retail and small businesses.  Approximately 7% in principal amount of the Company's loans were consumer loans.

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

At June 30, 2016 and December 31, 2015, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's non-accrual loans by loan class, as of June 30, 2016 and December 31, 2015 were as follows:

($ in thousands)	June 30, 2016	December 31, 2015

Commercial	$56	$112
Commercial Real Estate	580	964
Agriculture	—	—
Residential Mortgage	553	1,092
Residential Construction	—	—
Consumer	162	560

	$1,351	$2,728

Non-accrual loans amounted to $1,351,000 at June 30, 2016 and were comprised of two commercial loans totaling $56,000, two commercial real estate loans totaling $580,000, two residential mortgage loans totaling $553,000 and two consumer loans totaling $162,000.  Non-accrual loans amounted to $2,728,000 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092,000, four commercial real estate loans totaling $964,000, four commercial loans totaling $112,000, and four consumer loans totaling $560,000.  It is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An aging analysis of past due loans, segregated by loan class, as of June 30, 2016 and December 31, 2015, are as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
June 30, 2016
Commercial	$388	$—	$—	$388	$131,959	$132,347
Commercial Real Estate	—	—	—	—	313,533	313,533
Agriculture	—	—	—	—	92,766	92,766
Residential Mortgage	361	—	—	361	43,309	43,670
Residential Construction	—	—	—	—	17,554	17,554
Consumer	65	—	107	172	42,647	42,819
Total	$814	$—	$107	$921	$641,768	$642,689

December 31, 2015
Commercial	$218	$—	$57	$275	$135,820	$136,095
Commercial Real Estate	130	—	232	362	291,954	292,316
Agriculture	—	—	—	—	84,813	84,813
Residential Mortgage	—	—	—	—	43,375	43,375
Residential Construction	—	—	—	—	12,110	12,110
Consumer	19	5	429	453	44,933	45,386
Total	$367	$5	$718	$1,090	$613,005	$614,095

The Company had no loans that were 90 days or more past due and still accruing at June 30, 2016 and one loan totaling $2,000 that was 90 days or more past due and still accruing at December 31, 2015.  Included in the aging loan category labeled "current" are non-accrual loans that were not delinquent with respect to contractual principal and interest payments as of June 30, 2016 and December 31, 2015.  These loans are categorized as non-accrual loans and are not accruing interest as of June 30, 2016 and December 31, 2015.  Non-accrual loans outstanding at June 30, 2016 and December 31, 2015 are disclosed in the table above.

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

Impaired loans, segregated by loan class, as of June 30, 2016 and December 31, 2015 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2016
Commercial	$950	$56	$762	$818	$36
Commercial Real Estate	912	580	289	869	40
Agriculture	—	—	—	—	—
Residential Mortgage	3,351	553	2,433	2,986	598
Residential Construction	987	205	782	987	109
Consumer	1,042	244	529	773	36
Total	$7,242	$1,638	$4,795	$6,433	$819

December 31, 2015
Commercial	$933	$97	$821	$918	$43
Commercial Real Estate	1,292	964	294	1,258	42
Agriculture	—	—	—	—	—
Residential Mortgage	3,968	1,092	2,484	3,576	615
Residential Construction	1,005	—	1,005	1,005	119
Consumer	1,625	631	690	1,321	33
Total	$8,823	$2,784	$5,294	$8,078	$852

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended June 30, 2016 and June 30, 2015 was as follows:

($ in thousands)	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$940	$10	$2,650	$12
Commercial Real Estate	880	4	1,084	4
Agriculture	—	—	—	—
Residential Mortgage	3,265	23	4,205	27
Residential Construction	992	11	879	9
Consumer	739	9	1,428	9
Total	$6,816	$57	$10,246	$61

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the six months ended June 30, 2016 and June 30, 2015 was as follows:

($ in thousands)	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$933	$22	$2,659	$20
Commercial Real Estate	1,006	8	1,048	8
Agriculture	—	—	—	—
Residential Mortgage	3,369	47	4,352	58
Residential Construction	996	23	885	18
Consumer	933	53	1,454	19
Total	$7,237	$153	$10,398	$123

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

The Company had $5,107,000 and $5,414,000 in TDR loans as of June 30, 2016 and December 31, 2015, respectively.  Specific reserves for TDR loans totaled $819,000 and $852,000 as of June 30, 2016 and December 31, 2015, respectively.  TDR loans performing in compliance with modified terms totaled $5,082,000 and $5,350,000 as of June 30, 2016 and December 31, 2015, respectively.  There was a commitment to advance $20,000 on one TDR loan as of June 30, 2016.

There were no loans modified as TDRs during the three months ended June 30, 2016.

Loans modified as TDRs during the three months ended June 30, 2015 were as follows:

($ in thousands)	Three Months Ended June 30, 2015
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$419	$419
Total	1	$419	$419

Loans modified as TDRs during the six months ended June 30, 2016 and June 30, 2015 were as follows:

($ in thousands)	Six Months Ended June 30, 2016
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$180	$180
Total	1	$180	$180

($ in thousands)	Six Months Ended June 30, 2015
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$419	$419
Consumer	1	109	109
Total	2	$528	$528

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a TDR within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2016 and June 30, 2015.

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

The following table presents the risk ratings by loan class as of June 30, 2016 and December 31, 2015:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Commercial	$118,781	$6,459	$7,107	$—	$—	$132,347
Commercial Real Estate	296,051	14,493	2,989	—	—	313,533
Agriculture	92,049	—	717	—	—	92,766
Residential Mortgage	41,180	1,802	688	—	—	43,670
Residential Construction	16,963	444	147	—	—	17,554
Consumer	40,963	841	1,015	—	—	42,819
Total	$605,987	$24,039	$12,663	$—	$—	$642,689

December 31, 2015
Commercial	$125,562	$6,842	$3,691	$—	$—	$136,095
Commercial Real Estate	268,707	8,301	15,308	—	—	292,316
Agriculture	84,813	—	—	—	—	84,813
Residential Mortgage	40,231	1,847	1,297	—	—	43,375
Residential Construction	11,593	452	65	—	—	12,110
Consumer	42,990	1,025	1,371	—	—	45,386
Total	$573,896	$18,467	$21,732	$—	$—	$614,095

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2016.

Three months ended June 30, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2016	$2,980	$3,636	$965	$702	$401	$589	$334	$9,607
Provision for loan losses	315	(52)	104	(12)	(12)	(45)	152	450

Charge-offs	(130)	—	—	—	—	(15)	—	(145)
Recoveries	10	—	81	—	1	26	—	118
Net charge-offs	(120)	—	81	—	1	11	—	(27)
Balance as of June 30, 2016	$3,175	$3,584	$1,150	$690	$390	$555	$486	$10,030

Six months ended June 30, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for loan losses	280	256	9	(50)	54	(98)	449	900

Charge-offs	(230)	(15)	—	—	—	(35)	—	(280)
Recoveries	28	—	81	1	2	47	—	159
Net charge-offs	(202)	(15)	81	1	2	12	—	(121)
Balance as of June 30, 2016	$3,175	$3,584	$1,150	$690	$390	$555	$486	$10,030

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2016.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$36	$40	$—	$598	$109	$36	$—	$819
Loans collectively evaluated for impairment	3,139	3,544	1,150	92	281	519	486	9,211
Ending Balance	$3,175	$3,584	$1,150	$690	$390	$555	$486	$10,030

The following table details activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2015.

Three months ended June 30, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2015	$3,325	$2,485	$646	$1,047	$195	$826	$370	$8,894
Provision for loan losses	(141)	399	206	(297)	(107)	(173)	113	—

Charge-offs	—	—	—	(132)	—	(18)	—	(150)
Recoveries	75	4	—	215	56	12	—	362
Net recoveries	75	4	—	83	56	(6)	—	212
Balance as of June 30, 2015	$3,259	$2,888	$852	$833	$144	$647	$483	$9,106

Six months ended June 30, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for loan losses	(409)	1,059	272	(431)	(74)	(181)	114	350

Charge-offs	—	—	—	(132)	—	(85)	—	(217)
Recoveries	87	4	—	215	57	27	—	390
Net recoveries	87	4	—	83	57	(58)	—	173
Balance as of June 30, 2015	$3,259	$2,888	$852	$833	$144	$647	$483	$9,106

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

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2015.

Year ended December 31, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for (reversal of) loan losses	(542)	1,507	480	(450)	113	(126)	(332)	650

Charge-offs	(44)	(7)	—	(211)	—	(175)	—	(437)
Recoveries	102	18	—	219	60	56	—	455
Net recoveries	58	11	—	8	60	(119)	—	18
Ending Balance	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Period-end amount allocated to:
Loans individually evaluated for impairment	$43	$42	$—	$615	$119	$33	$—	$852
Loans collectively evaluated for impairment	3,054	3,301	1,060	124	215	608	37	8,399
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251

The Company's investment in loans as of June 30, 2016, June 30, 2015, and December 31, 2015 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company's impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2016
Loans individually evaluated for impairment	$818	$869	$—	$2,986	$987	$773	$6,433
Loans collectively evaluated for impairment	131,529	312,664	92,766	40,684	16,567	42,046	636,256
Ending Balance	$132,347	$313,533	$92,766	$43,670	$17,554	$42,819	$642,689

June 30, 2015
Loans individually evaluated for impairment	$2,722	$1,207	$—	$3,815	$872	$1,373	$9,989
Loans collectively evaluated for impairment	123,067	282,877	68,199	41,073	8,495	44,741	568,452
Ending Balance	$125,789	$284,084	$68,199	$44,888	$9,367	$46,114	$578,441

December 31, 2015
Loans individually evaluated for impairment	$918	$1,258	$—	$3,576	$1,005	$1,321	$8,078
Loans collectively evaluated for impairment	135,177	291,058	84,813	39,799	11,105	44,065	606,017
Ending Balance	$136,095	$292,316	$84,813	$43,375	$12,110	$45,386	$614,095

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2016 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015

Constant prepayment rate	12.98%	10.94%
Discount rate	10.00%	10.03%
Weighted average life (years)	5.41	6.17

At June 30, 2016 and December 31, 2015, the Company's mortgage loans held-for-sale were $1,886,000 and $351,000, respectively.  At June 30, 2016, and December 31, 2015, the Company serviced real estate mortgage loans for others totaling $230,967,750 and $237,224,000, respectively.

The following table summarizes the Company's mortgage servicing rights assets as of June 30, 2016 and December 31, 2015.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2015	Additions	Reductions	June 30, 2016

Mortgage servicing rights	$1,862	$132	$(196)	$1,798
Valuation allowance	—	(13)	—	(13)
Mortgage servicing rights, net of valuation allowance	$1,862	$119	$(196)	$1,785

At June 30, 2016 and December 31, 2015, the estimated fair market value of the Company's mortgage servicing rights asset was $1,785,000 and $2,041,000, respectively.

The Company received contractually specified servicing fees of $149,000 for each of the three months ended June 30, 2016 and June 30, 2015.  The Company received contractually specified servicing fees of $298,000 and $300,000 for the six months ended June 30, 2016 and June 30, 2015, respectively.  Contractually specified servicing fees are included in other operating income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2016 and 2015 (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income	$2,035	$1,770	$3,766	$3,287
Preferred stock dividend	$—	$(32)	$—	$(64)
Net income available to common stockholders	$2,035	$1,738	$3,766	$3,223

Weighted average common shares outstanding	10,607,758	10,577,895	10,601,022	10,560,197
Basic EPS	$0.19	$0.16	$0.36	$0.31

Diluted earnings per share:
Net income	$2,035	$1,770	$3,766	$3,287
Preferred stock dividend	$—	$(32)	$—	$(64)
Net income available to common stockholders	$2,035	$1,738	$3,766	$3,223

Weighted average common shares outstanding	10,607,758	10,577,895	10,601,022	10,560,197

Effect of dilutive shares	67,602	52,332	67,368	58,164

Adjusted weighted average common shares outstanding	10,675,360	10,630,227	10,668,390	10,618,361
Diluted EPS	$0.19	$0.16	$0.35	$0.30

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 163,010 shares and 170,894 shares for the three months ended June 30, 2016 and 2015, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 163,010 shares and 180,779 shares for the six months ended June 30, 2016 and 2015, respectively.

5.  STOCK PLANS

On January 28, 2016, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2016.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2016.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	229,952	$8.26
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	229,952	$8.26	$280,983	6.29
Exercisable (vested) at End of Period	125,112	$8.98	$228,806	4.07

The following table presents the activity related to stock options for the six months ended June 30, 2016.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	227,364	$10.74
Granted	56,199	$7.82
Expired	(53,611)	$18.29
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	229,952	$8.26	$280,983	6.29
Exercisable (vested) at End of Period	125,112	$8.98	$228,806	4.07

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2016 was $2.13 per share.

As of June 30, 2016, there was $214,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.93 years.

There was $40,000 of recognized compensation cost related to stock options granted for the six months ended June 30, 2016.

A summary of the weighted average assumptions used in valuing stock options during the three and six months ended June 30, 2016 is presented below:

	Three Months Ended June 30, 2016*	Six Months Ended June 30, 2016
Risk Free Interest Rate	—	1.23%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	28.41%

* There were no stock options granted during the three months ended June 30, 2016.

The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2016.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	101,897	$6.95
Granted	—	—
Cancelled / Forfeited	(312)	$7.82
Exercised/Released/Vested	(4,784)	6.33
Non-vested restricted stock outstanding at End of Period	96,801	$6.98	$764,728	8.36

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2016.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	86,376	$6.31
Granted	28,701	$7.82
Cancelled / Forfeited	(312)	$7.82
Exercised/Released/Vested	(17,964)	$5.09
Non-vested restricted stock outstanding at End of Period	96,801	$6.98	$764,728	8.36

The weighted average fair value of restricted stock granted during the six months ended June 30, 2016 was $7.82 per share.

As of June 30, 2016, there was $418,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.88 years.  There was $86,000 of recognized compensation cost related to restricted stock awards for the six months ended June 30, 2016.

The Company has an Employee Stock Purchase Plan ("ESPP").  There are 260,000 shares authorized under the ESPP.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 28, 2016, payable March 31, 2016 to shareholders of record as of February 29, 2016.  The ESPP will expire on March 16, 2026.  The ESPP is implemented by participation periods of not more than 27 months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of December 10, 2015 to December 9, 2016.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company's common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of June 30, 2016, there was $9,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $9,000 of recognized compensation cost related to ESPP issuances for the six months ended June 30, 2016.

The weighted average fair value at issuance date during the six months ended June 30, 2016 was $1.50 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2016 is presented below.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Risk Free Interest Rate	0.71%	0.71%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	9.51%	9.51%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At June 30, 2016 there were no loans held-for-sale that required a write-down.

Impaired Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Inputs include external appraised values, management assumptions regarding market trends or other relevant factors, selling and commission costs generally ranging from 6% to 7%, and amount and timing of cash flows based upon current discount rates.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

At June 30, 2016, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	(in thousands)
June 30, 2016	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$26,468	$26,468	$—	$—
Securities of U.S. government agencies and corporations	30,733	—	30,733	—
Obligations of states and political subdivisions	24,181	—	24,181	—
Collateralized mortgage obligations	18,949	—	18,949	—
Mortgage-backed securities	134,902	—	134,902	—

Total investments at fair value	$235,233	$26,468	$208,765	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	(in thousands)
December 31, 2015	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$20,186	$20,186	$—	$—
Securities of U.S. government agencies and corporations	33,997	—	33,997	—
Obligations of states and political subdivisions	25,709	—	25,709	—
Collateralized mortgage obligations	10,932	—	10,932	—
Mortgage-backed securities	92,527	—	92,527	—

Total investments at fair value	$183,351	$20,186	$163,165	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2016:

	(in thousands)
June 30, 2016	Total	Level 1	Level 2	Level 3
Impaired loans	$46	$—	$—	$46
Loan servicing rights	1,785	—	—	1,785

Total assets at fair value	$1,831	$—	$—	$1,831

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2015:

	(in thousands)
December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$841	$—	$—	$841

Total assets at fair value	$841	$—	$—	$841

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2016 and December 31, 2015.

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
Present value of expected future cash flows was estimated using a discount rate factor of 10.00% and 10.03% as of June 30, 2016 and December 31, 2015, respectively.  A constant prepayment rate of 12.98% and 10.94% as of June 30, 2016 and December 31, 2015, respectively, was utilized.

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

Other Equity Securities

The carrying amounts reported in the condensed consolidated balance sheets approximate fair value as the shares can only be redeemed by the issuing institution.  The Company believes the measurement of the fair value of other equity securities is derived from Level 3 inputs.

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The allowance for loan losses is considered to be a reasonable estimate of loan discount due to credit risks.  Given the estimation of expected credit losses involves management estimates for assumptions that are not directly observable in a market, the Company believes the fair value of loans receivable is derived from Level 3 inputs.

Loans Held-for-Sale

For loans held for sale, the fair value is based on what secondary markets are currently offering for portfolios with similar characteristics, and therefore the Company believes the fair value of loans held for sale is derived from Level 2 inputs. See Note 6, Fair Value Measurement in these Notes to Condensed Consolidated Financial Statements.

Mortgage Servicing Rights

The Company measures fair value of mortgage servicing rights using both observable and unobservable inputs. The Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  This model is periodically validated by an independent external model validation group.  The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.  Because of the significance of unobservable inputs in valuing the MSR, the Company believes it is derived from Level 3 inputs.

Interest Receivable and Payable

The carrying amount of interest receivable and payable approximates its fair value.  The Company believes the measurement of the fair value of interest receivable and payable is derived from Level 2 inputs.

Deposit Liabilities

The Company measures fair value of deposits using both observable and unobservable inputs.  The fair value of deposits were derived by discounting their expected future cash flows back to their present values based on the FHLB yield curve, and their expected decay rates for non-maturing deposits.  The Company is able to obtain FHLB yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy.  Decay rates were developed through internal analysis, and are supported by recent years of the Bank's transaction history.  The inputs used by the Company to derive the decay rate assumptions are unobservable inputs, and therefore fall under Level 3 of the fair value hierarchy.

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

The estimated fair values of the Company's financial instruments for the periods ended June 30, 2016 and December 31, 2015 are approximately as follows:

		June 30, 2016		December 31, 2015
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$143,519	$143,519	$200,797	$200,797
Certificates of deposit	2	16,709	16,750	16,649	16,635
Other equity securities	3	4,409	4,409	3,934	3,934
Loans receivable:
Net loans	3	633,758	631,171	605,853	604,240
Loans held-for-sale	2	1,886	1,956	351	363
Interest receivable	2	3,504	3,504	3,127	3,127
Mortgage servicing rights	3	1,785	1,785	1,862	2,041
Financial liabilities:
Deposits	3	969,862	933,445	948,114	902,872
Interest payable	2	89	89	73	73

9.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2016 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$26,274	$194	$—	$26,468
Securities of U.S. government agencies and corporations	30,634	99	—	30,733
Obligations of states and political subdivisions	23,466	720	(5)	24,181
Collateralized mortgage obligations	18,796	154	(1)	18,949
Mortgage-backed securities	134,295	856	(249)	134,902

Total debt securities	$233,465	$2,023	$(255)	$235,233

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

The Company had $16,726,000 and $20,704,000 in proceeds from calls of available-for-sale securities for the three and six months ended June 30, 2016, respectively.  The Company had $4,000,000 and $4,540,000 in proceeds from calls of available-for-sale securities for the three and six months ended June 30, 2015.  Gross realized gains from calls of available-for-sale securities were $0 and $14,000 for the three and six months ended June 30, 2016, respectively.  There were no gross realized gains from sales or calls of available-for-sale securities for the three and six months ended June 30, 2015.  There were no gross realized losses from sales or calls of available-for-sale securities for the three and six months ended June 30, 2016.  There were no gross realized losses from sales or calls of available-for-sale securities for the three and six months ended June 30, 2015.

The amortized cost and estimated market value of debt and other securities at June 30, 2016, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$29,506	$29,545
Due after one year through five years	185,786	186,977
Due after five years through ten years	16,951	17,372
Due after ten years	1,222	1,339

	$233,465	$235,233

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $142,967,000 at June 30, 2016.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2016, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Obligations of states and political subdivisions	$3,400	$(5)	$—	$—	$3,400	$(5)
Collateralized Mortgage obligations	490	(1)	—	—	490	(1)
Mortgage-backed securities	32,802	(165)	7,114	(84)	39,916	(249)

Total	$36,692	$(171)	$7,114	$(84)	$43,806	$(255)

No decline in value was considered "other-than-temporary" during the first six months of 2016.  Twenty-nine securities, all considered investment grade, which had a fair value of $36,692,000 and a total unrealized loss of $171,000, have been in an unrealized loss position for less than twelve months as of June 30, 2016.  Eleven securities, all considered investment grade, which had a fair value of $7,114,000 and a total unrealized loss of $84,000, have been in an unrealized loss position for more than twelve months as of June 30, 2016.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio is other-than-temporarily impaired. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2015, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury Securities	$15,014	$(59)	$-	$-	$15,014	$(59)
Securities of U.S. government agencies and corporations	7,005	(32)	4,047	(56)	11,052	(88)
Obligations of states and political subdivisions	7,107	(50)	—	—	7,107	(50)
Collateralized Mortgage obligations	9,982	(69)	—	—	9,982	(69)
Mortgage-backed securities	44,933	(372)	5,838	(112)	50,771	(484)

Total	$84,041	$(582)	$9,885	$(168)	$93,926	$(750)

Investment securities carried at $34,910,000 and $30,832,000 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10 ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income for the three months ended June 30, 2016.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of March 31, 2016	$802	$(662)	$17	$157
Current period other comprehensive income	259	—	—	259
Balance as of June 30, 2016	$1,061	$(662)	$17	$416

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2016.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)
Current period other comprehensive income	911	—	—	911
Balance as of June 30, 2016	$1,061	$(662)	$17	$416

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2015.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of March 31, 2015	$1,078	$(678)	$8	$408
Current period other comprehensive loss	(618)	—	—	(618)
Balance as of June 30, 2015	$460	$(678)	$8	$(210)

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2015.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2014	$703	$(678)	$41	$66
Current period other comprehensive loss	(243)	—	(33)	(276)
Balance as of June 30, 2015	$460	$(678)	$8	$(210)

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2016	December 31, 2015

Undisbursed loan commitments	$210,434	$201,839
Standby letters of credit	2,850	2,807
Commitments to sell loans	3,754	655

	$217,038	$205,301

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2016 and December 31, 2015, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,850,000 and $2,807,000 at June 30, 2016 and December 31, 2015, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet, however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at June 30, 2016 and December 31, 2015, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets .

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2016 and December 31, 2015, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. "Risk Factors," and the other risks described in our 2015 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

•	Our assessment of significant factors and developments that have affected or may affect our results

•	Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Dodd-Frank Wall Street Reform and Protection Act (the "Dodd-Frank Act") and other legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy

•	Regulatory and compliance controls, processes and requirements and their impact on our business

•	The costs and effects of legal or regulatory actions

•	Expectations regarding draws on performance letters of credit

•	Our regulatory capital requirements, including the capital rules adopted in the past several years by the U.S. federal banking agencies

•	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

•	Credit quality and provision for credit losses and management of asset quality and credit risk

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grading

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of increases in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans.

•	Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding troubled debt restructurings ("TDRs"), delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	Expectations regarding an increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

•	The possible impact of weather related conditions, including drought or flooding, and related governmental responses on economic conditions, especially in the agricultural sector

•	Maintenance of insurance coverages appropriate for our operations

•	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

•	Descriptions of assumptions underlying or relating to any of the of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management's belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A "Risk Factors" of Part II of this Form 10-Q, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q and "Risk Factors" and  "Supervision and Regulation" in our 2015 Annual Report on Form 10-K, and in our other reports to the SEC.

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

Significant results and developments during the second quarter and year-to-date 2016 included:

•	Net income of $3.8 million for the six months ended June 30, 2016, up 15.2% from $3.3 million earned for the same period last year. Net income of $2.0 million for the three months ended June 30, 2016, up 11.1% from $1.8 million for the same period last year.

•	Net income available to common shareholders of $3.8 million for the six months ended June 30, 2016, up 18.8% from $3.2 million for the same period last year. Net income available to common shareholders of $2.0 million for the three months ended June 30, 2016, up 17.7% from $1.7 million for the same period last year.

•	Diluted income per share for the six months ended June 30, 2016 was $0.35, up 16.7% from diluted income per share of $0.30 in the same period last year. Diluted income per share for the three months ended June 30, 2016 was $0.19, up 18.8% from diluted income per share of $0.16 in the same period last year.

•	Net interest income for the six months ended June 30, 2016 increased by $2.3 million, or 15.8%, to $16.9 million from $14.6 million in the same period last year. The increase in net interest income was primarily due to an increase in interest income on loans and investment securities. The increase in interest income on loans was due to an increase in average loans and an increase in interest yield. The increase in interest income on investment securities was due to an increase in average investment securities, which was partially offset by a decrease in interest yield.

•	Net interest margin increased from 3.14% for the six months ended June 30, 2015 to 3.38% for the same period ended June 30, 2016.

•	Provision for loan losses of $0.9 million for the six months ended June 30, 2016, compared to a provision for loan losses of $0.4 million for the same period in 2015.

•	Total assets at June 30, 2016 were $1.07 billion, an increase of $25.4 million, or 2.4%, compared to total assets at December 31, 2015.

•	Total net loans at June 30, 2016 (including loans held-for-sale) increased $29.4 million, or 4.9%, to $635.6 million compared to December 31, 2015.

•	Total investment securities at June 30, 2016 increased $51.8 million, or 28.2%, to $235.2 million compared to December 31, 2015.

•	Total deposits of $969.9 million at June 30, 2016, represented an increase of $21.8 million, or 2.3%, compared to December 31, 2015.

SUMMARY

The Company recorded net income of $3,766,000 for the six months ended June 30, 2016, representing an increase of $479,000 or 14.6% from net income of $3,287,000 for the same period in 2015.  The Company recorded net income of $2,035,000 for the three months ended June 30, 2016, representing an increase of $265,000 or 15.0% from net income of $1,770,000 for the same period in 2015.

The following tables present a summary of the results for the three and six months ended June 30, 2016 and 2015, and a summary of financial condition at June 30, 2016 and December 31, 2015.

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
(in thousands except for per share amounts)
For the Period:
Net Income	$2,035	$1,770	$3,766	$3,287
Net Income Available to Common Shareholders	$2,035	$1,738	$3,766	$3,223
Basic Earnings Per Common Share	$0.19	$0.16	$0.36	$0.31
Diluted Earnings Per Common Share	$0.19	$0.16	$0.35	$0.30
Return on Average Total Assets	0.76%	0.71%	0.71%	0.66%
Return on Average Equity	9.07%	7.45%	8.50%	6.99%
Average Equity to Average Total Assets	8.40%	9.55%	8.35%	9.52%

	June 30, 2016	December 31, 2015
(in thousands except for ratios)
At Period End:
Total Assets	$1,070,066	$1,044,625
Total Loans, Net (including loans held-for-sale)	$635,644	$606,204
Total Investment Securities	$235,233	$183,351
Total Deposits	$969,862	$948,114
Loan-To-Deposit Ratio	65.5%	63.9%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$628,001	$7,649	4.89%	$555,026	$6,627	4.79%
Certificate of deposits	16,709	38	0.91%	11,936	21	0.71%
Interest bearing due from banks	129,480	154	0.48%	208,357	143	0.28%
Investment securities, taxable	219,501	882	1.61%	152,511	694	1.83%
Investment securities, non-taxable (2)	11,406	66	2.32%	7,186	66	3.68%
Other interest earning assets	4,299	93	8.68%	3,934	222	22.63%
Total average interest-earning assets	1,009,396	8,882	3.53%	938,950	7,773	3.32%
Non-interest-earning assets:
Cash and due from banks	24,323			23,193
Premises and equipment, net	7,372			7,184
Other real estate owned	—			140
Interest receivable and other assets	26,623			25,283
Total average assets	1,067,714			994,750

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	266,387	74	0.11%	244,621	81	0.13%
Savings and MMDA's	297,891	114	0.15%	267,663	126	0.19%
Time, under $250,000	65,039	64	0.39%	64,295	67	0.42%
Time, $250,000 and over	20,069	21	0.42%	20,195	19	0.38%
Total average interest-bearing liabilities	649,386	273	0.17%	596,774	293	0.20%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	319,999			294,737
Interest payable and other liabilities	8,625			8,263
Total liabilities	978,010			899,774
Total average stockholders' equity	89,704			94,976
Total average liabilities and stockholders' equity	$1,067,714			$994,750
Net interest income and net interest margin (3)		$8,609	3.42%		$7,480	3.20%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $(16) and $(84) for the three months ended June 30,       2016 and 2015, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$617,892	$15,031	4.88%	$545,599	$12,984	4.80%
Certificate of deposits	16,679	71	0.85%	12,215	45	0.74%
Interest bearing due from banks	150,728	390	0.52%	217,540	275	0.25%
Investment securities, taxable	202,272	1,664	1.65%	150,127	1,435	1.93%
Investment securities, non-taxable (2)	11,927	136	2.29%	7,012	130	3.74%
Other interest earning assets	4,117	177	8.62%	3,934	298	15.28%
Total average interest-earning assets	1,003,615	17,469	3.49%	936,427	15,167	3.27%
Non-interest-earning assets:
Cash and due from banks	24,329			19,799
Premises and equipment, net	7,258			7,231
Other real estate owned	13			181
Interest receivable and other assets	26,277			25,310
Total average assets	1,061,492			988,948

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	265,642	150	0.11%	237,291	157	0.13%
Savings and MMDA's	294,304	238	0.16%	268,288	259	0.19%
Time, under $250,000	66,019	129	0.39%	64,642	130	0.41%
Time, $250,000 and over	20,371	42	0.41%	20,304	40	0.40%
Total average interest-bearing liabilities	646,336	559	0.17%	590,525	586	0.20%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	317,666			296,146
Interest payable and other liabilities	8,828			8,170
Total liabilities	972,830			894,841
Total average stockholders' equity	88,662			94,107
Total average liabilities and stockholders' equity	$1,061,492			$988,948
Net interest income and net interest margin (3)		$16,910	3.38%		$14,581	3.14%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is exculded. Loan interest income includes loan fees of approximately $(108) and $(233) for the six months ended June 30,       2016 and 2015, respectively.
(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $57,278,000 or 28.5% decrease in cash and cash equivalents, a $51,882,000 or 28.3% increase in investment securities available-for-sale, a $27,905,000 or 4.6% increase in net loans held-for-investment, and a $1,535,000 or 437.3% increase in loans held-for-sale from December 31, 2015 to June 30, 2016.  The decrease in cash and cash equivalents was primarily due to a decrease in interest bearing due from Federal Reserve Bank accounts, which was mainly due to loan growth and the purchase of investment securities.  The increase in investment securities available-for-sale was primarily the result of the purchases of U.S. Treasury securities, U.S. government agencies, and mortgage-backed securities, which was partially offset by calls of U.S. government agencies.  The increase in net loans held-for-investment was primarily due to increased demand for commercial real estate, agriculture and residential construction loans, which was partially offset by decreases in commercial and consumer loans.  The increase in loans held-for-sale was due to timing of sales of loans held-for-sale.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $21,748,000 or 2.3% from December 31, 2015 to June 30, 2016.  The increase in deposits was due to increases in demand accounts, interest-bearing transaction deposits, savings accounts and money market accounts, which were partially offset by decreases in time deposits.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the six months ended June 30, 2016.

Interest income on loans for the six months ended June 30, 2016 was up 15.8% from the same period in 2015, increasing from $12,984,000 to $15,031,000, and was up 15.4% for the three months ended June 30, 2016 over the same period in 2015, increasing from $6,627,000 to $7,649,000.  The increase in interest income on loans for the three and six months ended June 30, 2016 as compared to the same periods a year ago was primarily due to an increase in average loans and an increase in loan yields of 10 and 8 basis points, respectively.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on investment securities available-for-sale for the six months ended June 30, 2016 was up 15.0% from the same period in 2015, increasing from $1,565,000 to $1,800,000, and was up 24.7% for the three months ended June 30, 2016 over the same period in 2015, increasing from $760,000 to $948,000. The increase in interest income on investment securities for the three and six months ended June 30, 2016 as compared to the same periods a year ago was primarily due to an increase in average investment securities, which was partially offset by a decrease in the yields on investment securities of 26 and 32 basis points, respectively.

Interest income on interest-bearing due from banks for the six months ended June 30, 2016 was up 44.1% from the same period in 2015, increasing from $320,000 to $461,000, and was up 17.1% for the three months ended June 30, 2016 over the same period in 2015, increasing from $164,000 to $192,000.  The increase in interest income on interest-bearing due from banks for the six months ended June 30, 2016 as compared to the same period a year ago was due to an increase in average certificates of deposit balances outstanding, an increase in yield on certificates of deposit of 11 basis points, and an increase in yield on interest-bearing due from banks of 27 basis points, which was partially offset by a decrease in average interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended June 30, 2016 as compared to the same period a year ago was due to an increase in average certificates of deposit balances outstanding, an increase in yield on certificates of deposit of 20 basis points, and an increase in yield on interest-bearing due from banks of 20 basis points, which was partially offset by a decrease in average interest-bearing due from banks.

The Company had no Federal Funds sold balances during the six months ended June 30, 2016 and June 30, 2015.

Interest Expense

Interest expense on deposits and other borrowings for the six months ended June 30, 2016 was down 4.6% from the same period in 2015, decreasing from $586,000 to $559,000, and was down 6.8% for the three months ended June 30, 2016 over the same period in 2015, decreasing from $293,000 to $273,000.  The decrease in interest expense during the three and six months ended June 30, 2016 was primarily due to a 3 basis point decrease in the Company's average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.  The Company had no FHLB advances and related interest expense during the six months ended June 30, 2016 and June 30, 2015.

Provision for Loan Losses

There was a provision for loan losses of $900,000 for the six months ended June 30, 2016 compared to $350,000 for the same period in 2015.  There was a provision for loan losses of $450,000 for the three months ended June 30, 2016 compared to $0 for the same period in 2015.  The allowance for loan losses was approximately $10,030,000 or 1.56% of total loans, at June 30, 2016, compared to $9,251,000, or 1.51% of total loans, at December 31, 2015.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three and six months ended June 30, 2016 was primarily due to increased net charge-offs and an increase in loan balances compared to the same periods in 2015.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the six months ended June 30, 2016 and June 30, 2015.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-Interest income was down 9.6% for the six months ended June 30, 2016 from the same period in 2015, decreasing from $3,914,000 to $3,540,000.

The decrease was primarily due to decreases in gains on sales of other real estate owned, gains on sales of loans held-for-sale, loan servicing income, investment and brokerage income, fiduciary activities income and debit card income.  The decrease in gains on sales of other real estate owned was primarily due to a decrease in the number of other real estate owned sales transactions.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in the volume of sales.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets booked and an increase in impairment expense.   The decrease in investment and brokerage income and fiduciary activities income was primarily due to a decrease in demand for those services.  The decrease in debit card income was partially due to current year classification of certain expenses to service charges on deposit accounts.

Non-Interest income was down 8.3% for the three months ended June 30, 2016 from the same period in 2015, decreasing from $2,022,000 to $1,855,000.

The decrease was primarily due to decreases in gains on sales of loans held-for-sale and loan servicing income.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in the volume of sales.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets booked and an increase in impairment expense.

Non-Interest Expenses

Total non-interest expenses were up 3.8% for the six months ended June 30, 2016 from the same period in 2015, increasing from $13,130,000 to $13,627,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment expense, and other expenses, which was partially offset by a decrease in data processing expense.  The increase in salaries and employee benefits was primarily due to an increase in staffing and associated salary expense, contingent compensation and profit sharing.  The increase in occupancy and equipment expense was primarily due to branch relocation expenses.  The increase in other expenses was primarily due to an increase in debit card expenses.  The decrease in data processing expense was primarily due to the current year classification of certain expenses to other expenses.

Total non-interest expenses were up 0.5% for the three months ended June 30, 2016 from the same period in 2015, increasing from $6,772,000 to $6,808,000.

The increase was primarily due to increases in occupancy and equipment expense and other expenses, which was partially offset by decreases in data processing expense.  The increase in occupancy and equipment expense was primarily due to branch relocation expenses.  The increase in other expenses was primarily due to an increase in debit card expenses.  The decrease in data processing expense was primarily due to the current year classification of certain data processing expenses to other expenses.

The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2016 and 2015.

	(in thousands)
	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Other non-interest expenses
FDIC assessments	$155	$155	$310	$310
Contributions	29	43	54	64
Legal fees	55	187	138	234
Accounting and audit fees	97	74	185	147
Consulting fees	150	94	302	250
Postage expense	76	72	154	164
Telephone expense	36	30	72	64
Public relations	21	18	55	53
Training expense	34	38	71	84
Loan origination expense	52	38	90	69
Computer software depreciation	38	20	63	36
Sundry losses	49	29	81	101
Loan collection expense	22	39	42	47
Other non-interest expense	531	393	1,015	766

Total other non-interest expenses	$1,345	$1,230	$2,632	$2,389

Income Taxes

The Company's tax rate, the Company's income before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company's provision for income taxes.

In the six months ended June 30, 2016, the Company's expense for income taxes increased $429,000 from the same period last year, from $1,728,000 to $2,157,000.

In the three months ended June 30, 2016, the Company's expense for income taxes increased $211,000 from the same period last year, from $960,000 to $1,171,000.

The increase in provision for income taxes for the period presented was primarily attributable to the respective levels of taxable earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2016	December 31, 2015

Undisbursed loan commitments	$210,434	$201,839
Standby letters of credit	2,850	2,807
Commitments to sell loans	3,754	655
	$217,038	$205,301

The reserve for unfunded lending commitments amounted to $793,000 at each of June 30, 2016 and December 31, 2015, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.

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

The following tables summarize the Company's non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2016 and December 31, 2015:

	At June 30, 2016			At December 31, 2015
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$56	$—	$56	$112	$57	$55
Commercial real estate	580	88	492	964	95	869
Agriculture	—	—	—	—	—	—
Residential mortgage	553	—	553	1,092	—	1,092
Residential construction	—	—	—	—	—	—
Consumer	162	—	162	560	—	560
Total non-accrual loans	$1,351	$88	$1,263	$2,728	$152	$2,576

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

Non-accrual loans amounted to $1,351,000 at June 30, 2016 and were comprised of two commercial loans totaling $56,000, two commercial real estate loans totaling $580,000, two residential mortgage loans totaling $553,000, and two consumer loans totaling $162,000.  Non-accrual loans amounted to $2,728,000 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092,000, four commercial real estate loans totaling $964,000, four commercial loans totaling $112,000, and four consumer loans totaling $560,000.  It is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of June 30, 2016, totaled approximately $1,211,000, or 89.6% of total non-accrual loans, and consisted of one residential mortgage loan totaling $540,000, supported by residential properties located within the Company's market area, one commercial real estate loan totaling $463,000, supported by commercial properties located within the Company's market area, one commercial and industrial loan totaling $46,000, supported by the business assets of the borrower, and two consumer loan totaling $162,000, supported by residential property located within the Company's market area.  The collateral securing these loans is generally appraised every six months.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at June 30, 2016 and December 31, 2015 consisted of loans on non-accrual status totaling $1,351,000 and $2,728,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $5,082,000 and $5,350,000 at June 30, 2016 and December 31, 2015, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See "Allowance for Loan Losses" below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,315,000, or 51.0% to $1,263,000 during the first six months of 2016.  Non-performing assets, net of guarantees, represented 0.1% of total assets at June 30, 2016.

	At June 30, 2016			At December 31, 2015
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$1,351	$88	$1,263	$2,728	$152	$2,576
Loans 90 days past due and still accruing	—	—	—	2	—	2

Total non-performing loans	1,351	88	1,263	2,730	152	2,578
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$1,351	$88	$1,263	$2,730	$152	$2,578

Non-performing loans to total loans			0.2%			0.4%
Non-performing assets to total assets			0.1%			0.3%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			794.1%			358.8%

The Company had no loans 90 days or more past due and still accruing at June 30, 2016.  The Company had one loan totaling $2,000 that was 90 days past due and still accruing at December 31, 2015.

Excluding the non-performing loans cited previously, loans totaling $11,311,000 and $19,002,000 were classified as substandard or doubtful loans, representing potential problem loans at June 30, 2016 and December 31, 2015, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at June 30, 2016 and December 31, 2015.  The ratio of the Allowance for Loan Losses to total loans at June 30, 2016 and December 31, 2015 was 1.56% and 1.51%, respectively.

Other real estate owned ("OREO") consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of June 30, 2016 and December 31, 2015.

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

The following table summarizes the Allowance for Loan Losses of the Company during the six months ended June 30, 2016 and 2015, and for the year ended December 31, 2015:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2016	2015	2015

Balance at beginning of period	$9,251	$8,583	$8,583
Provision for loan losses	900	350	650
Loans charged-off:
Commercial	(230)	—	(44)
Commercial Real Estate	(15)	—	(7)
Agriculture	—	—	—
Residential Mortgage	—	(132)	(211)
Residential Construction	—	—	—
Consumer	(35)	(85)	(175)

Total charged-off	(280)	(217)	(437)

Recoveries:
Commercial	28	87	102
Commercial Real Estate	—	4	18
Agriculture	81	—	—
Residential Mortgage	1	215	219
Residential Construction	2	57	60
Consumer	47	27	56

Total recoveries	159	390	455

Net (charge-offs) recoveries	(121)	173	18

Balance at end of period	$10,030	$9,106	$9,251

Ratio of net charge-offs to average loans outstanding during the period (annualized)	-0.04%	0.06%	0.00%
Allowance for loan losses
To total loans at the end of the period	1.56%	1.57%	1.51%
To non-performing loans, net of guarantees at the end of the period	794.1%	207.3%	358.8%

Deposits

Deposits are one of the Company's primary sources of funds.  At June 30, 2016, the Company had the following deposit mix: 31.2% in savings and MMDA deposits, 8.6% in time deposits, 27.1% in interest-bearing transaction deposits and 33.1% in non-interest-bearing transaction deposits.  At December 31, 2015, the Company had the following deposit mix: 30.1% in savings and MMDA deposits, 9.3% in time deposits, 27.6% in interest-bearing transaction deposits and 33.0% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $250,000 or more outstanding at June 30, 2016 and December 31, 2015 are summarized as follows:

	(in thousands)
	June 30, 2016	December 31, 2015
Three months or less	$2,984	$5,187
Over three to twelve months	12,604	10,395
Over twelve months	4,125	4,371
Total	$19,713	$19,953

The decrease in time certificates of deposit (CD's) of $250,000 or more was primarily attributable to maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management's opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 65.5% on June 30, 2016.  In addition, on June 30, 2016, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $2,579,000 in securities due within one year or less; and $74,254,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $57,000,000 at June 30, 2016.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at June 30, 2016 of $251,230,000; credit availability is subject to certain collateral requirements.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2016, the Bank's capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2016.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$87,936	8.24%	5.0%
Common Equity Tier 1	$87,936	11.92%	6.5%
Tier 1 Risk-Based	$87,936	11.92%	8.0%
Total Risk-Based	$97,174	13.18%	10.0%

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules replaced the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The Bank became subject to these rules on January 1, 2015. The new rules implemented higher minimum capital requirements, included a new common equity Tier 1 capital requirement, and established criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in through December 31, 2017.

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2016, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2016.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2015 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At June 30, 2016, approximately 74% in principal amount of the Bank's loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At June 30, 2016, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 69% and 5%, respectively, in principal amount of the total loans in the Bank's portfolio.  At June, 2016, all of the Bank's real estate mortgage and construction loans and approximately 11% in principal amount of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate in the future.  Significant deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB has adopted various regulations which have and will continue to impact our residential mortgage lending business.  For additional information, see "Business – Certain CFPB Rules" in Part I, Item 1 in our Annual Report on Form 10-K.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At June 30, 2016, approximately 74% in principal amount of the Bank's loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties, including deterioration in the California real estate market and housing industry.

In recent years, economic conditions in California, and especially the regional markets we serve, have been subject to various challenges, including deterioration in both the commercial and residential real estate sectors.  In addition, in the recent past, the State government of California has experienced budget shortfalls or deficits that have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved, in the November 2012 general elections, certain increases in the rate of income taxation in California, and also elected Democratic super-majorities in both Houses of the California legislature, thus potentially facilitating further increases in California tax rates. As a consequence, California's current budget does not reflect a deficit, however, there can be no assurance that the state's fiscal and budgetary challenges will be readily resolved. In addition, the impact of increased rates of income taxation on the level of economic activity in California cannot be predicted at this time.

Also, municipalities and other governmental units within California have experienced budgetary difficulties, and several California municipalities have filed for protection under the Bankruptcy Code in recent years. As a result, concerns also have arisen regarding the outlook for the State of California's governmental obligations, as well as those of California municipalities and other governmental units.

Poor economic conditions in California, and especially the regional markets we serve, will cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units continue or economic conditions in California decline further, we expect that our level of problem assets will increase and our prospects for growth will be impaired.  Weather related conditions, including the severe drought which California has experienced in recent years, may also cause further difficulties for the California economy, particularly in the agricultural sector.  In May of 2016, California Governor Edmund G. Brown Jr. issued an executive order directing the State Water Resource Control Board to adopt regulations requiring local water agencies to develop conservation standards based upon each agency's specific circumstances to assure a three-year water supply assuming three additional drought years comparable to 2012 to 2015, replacing a prior percentage reduction-based water conservation standard of 25 percent.  The impact of this and other measures in response to the drought on the California business climate and economy cannot be predicted.

Potential Volatility of Deposits May Increase Our Cost of Funds

At June 30, 2016 and December 31, 2015, 2% of the dollar value of the Company's total deposits was represented by time certificates of deposit in excess of $250,000.  These deposits are considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company's liquidity, profitability, business prospects, results of operations and cash flows.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 3, 2016	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Senior Executive Vice President / Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)