Form 10-Q
period 2016-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2016-11-03
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares of Common Stock outstanding as of October 31, 2016  was 10,710,577.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except shares and share amounts)	September 30, 2016	December 31, 2015

Assets

Cash and cash equivalents	$158,909	$200,797
Certificates of deposit	16,709	16,649
Investment securities – available-for-sale	257,805	183,351
Loans, net of allowance for loan losses of $10,295 at September 30, 2016 and $9,251 at December 31, 2015	644,246	605,853
Loans held-for-sale	2,192	351
Stock in Federal Home Loan Bank and other equity securities, at cost	4,409	3,934
Premises and equipment, net	7,430	7,011
Interest receivable and other assets	27,443	26,679

Total Assets	$1,119,143	$1,044,625

Liabilities and Stockholders' Equity

Liabilities:

Demand deposits	$333,806	$313,307
Interest-bearing transaction deposits	272,931	261,634
Savings and MMDA's	328,051	285,365
Time, under $250,000	62,930	67,855
Time, $250,000 and over	18,807	19,953
Total deposits	1,016,525	948,114

Interest payable and other liabilities	10,233	10,662

Total Liabilities	1,026,758	958,776

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 10,710,577 shares issued and outstanding at September 30, 2016 and 10,676,557 shares issued and outstanding at December 31, 2015	74,001	73,764
Additional paid-in capital	977	977
Retained earnings	17,379	11,603
Accumulated other comprehensive income (loss), net	28	(495)
Total Stockholders' Equity	92,385	85,849

Total Liabilities and Stockholders' Equity	$1,119,143	$1,044,625

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Interest and dividend income:
Loans	$7,771	$7,053	$22,802	$20,038
Due from banks interest bearing accounts	215	145	676	465
Investment securities
Taxable	913	631	2,577	2,066
Non-taxable	66	68	202	198
Other earning assets	97	97	274	395
Total interest and dividend income	9,062	7,994	26,531	23,162
Interest expense:
Deposits	289	271	848	857
Total interest expense	289	271	848	857
Net interest income	8,773	7,723	25,683	22,305
Provision for loan losses	450	300	1,350	650
Net interest income after provision for loan losses	8,323	7,423	24,333	21,655
Non-interest income:
Service charges on deposit accounts	510	502	1,536	1,515
Gains on sales of other real estate owned	—	55	4	216
Gains on sales of loans held-for-sale	234	180	596	605
Investment and brokerage services income	139	154	401	449
Mortgage brokerage income	9	5	31	28
Loan servicing income (expense)	(49)	165	171	476
Fiduciary activities income	108	127	326	384
Debit card income	499	524	1,467	1,528
Gains (losses) on sales/calls of available-for-sale securities	(21)	29	(7)	29
Other income	228	155	672	580
Total non-interest income	1,657	1,896	5,197	5,810
Non-interest expenses:
Salaries and employee benefits	4,039	3,975	12,323	11,930
Occupancy and equipment	758	690	2,247	2,096
Data processing	421	410	1,180	1,257
Stationery and supplies	91	76	275	276
Advertising	90	67	233	239
Directors' fees	77	78	212	215
Other real estate owned expense	—	(24)	1	—
Impairment on other interest earning asset	—	(12)	—	(12)
Other expense	1,123	1,263	3,755	3,653
Total non-interest expenses	6,599	6,523	20,226	19,654
Income before provision for income taxes	3,381	2,796	9,304	7,811
Provision for income taxes	1,362	977	3,519	2,705

Net income	$2,019	$1,819	$5,785	$5,106

Preferred stock dividends	$—	$(32)	$—	$(96)
Net income available to common shareholders	$2,019	$1,787	$5,785	$5,010

Basic earnings per common share	$0.19	$0.17	$0.55	$0.47
Diluted earnings per common share	$0.19	$0.17	$0.54	$0.47

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net income	$2,019	$1,819	$5,785	$5,106
Other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) arising during the period, net of tax effect of $(265) and $4 for the three months ended September 30, 2016 and September 30, 2015, respectively, and $347 and $(157) for the nine months ended September 30, 2016 and September 30, 2015, respectively	(401)	5	519	(238)
Less: reclassification adjustment due to (gains)/loss realized on sales of securities, net of tax effect of $8 and $(12) for the three months ended September 30, 2016 and September 30, 2015, respectively, and $3 and $(12) for the nine months ended September 30, 2016 and September 30, 2015, respectively	13	(17)	4	(17)
Directors' and officers' retirement plan equity adjustments, net of tax effect of $0 for the three months ended September 30, 2016 and September 30, 2015, and $0 and $(22) for the nine months ended September 30, 2016 and September 30, 2015, respectively	—	—	—	(33)
Other comprehensive (loss) income	$(388)	$(12)	$523	$(288)

Comprehensive income	$1,631	$1,807	$6,308	$4,818

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2015	10,676,557	$73,764	$977	$11,603	$(495)	$85,849

Net income				5,785		5,785

Other comprehensive income					523	523

Stock dividend adjustment	505	4		(4)		—
Cash in lieu of fractional shares	(101)			(5)		(5)
Stock-based compensation		208				208
Common shares issued related to restricted stock grants, net of restricted stock reversals	25,893					—
Stock options exercised	7,723	25				25
Balance at September 30, 2016	10,710,577	$74,001	$977	$17,379	$28	$92,385

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows From Operating Activities
Net income	$5,785	$5,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	469	496
Accretion and amortization of investment securities premiums and discounts, net	2,197	1,545
Valuation adjustment on mortgage servicing rights	169	—
Decrease in deferred loan origination fees and costs, net	14	295
Provision for loan losses	1,350	650
Stock-based compensation	208	173
Losses (gains) on sales/calls of available-for-sale securities	7	(29)
Gains on sales of other real estate owned	(4)	(216)
Gains on sales of loans held-for-sale	(596)	(605)
Proceeds from sales of loans held-for-sale	28,423	34,231
Originations of loans held-for-sale	(29,668)	(34,376)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(1,283)	1,229
Net (decrease) increase in interest payable and other liabilities	(429)	468
Net cash provided by operating activities	6,642	8,967

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	31,464	4,540
Proceeds from sales of available-for-sale securities	756	17,798
Principal repayments on available-for-sale securities	25,409	19,628
Purchase of available-for-sale securities	(133,414)	(27,262)
Net (increase) decrease in certificates of deposit	(60)	923
Net increase in loans	(39,974)	(54,876)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(475)	—
Proceeds from sale of other real estate owned	221	1,359
Purchases of premises and equipment, net	(888)	(233)
Net cash used in investing activities	(116,961)	(38,123)

Cash Flows From Financing Activities
Net increase in deposits	68,411	74,296
Cash dividends paid in lieu of fractional shares	(5)	(6)
Stock options exercised	25	84
Cash dividends paid on preferred stock	—	(96)
Net cash provided by financing activities	68,431	74,278

Net (decrease) increase in Cash and Cash Equivalents	(41,888)	45,122
Cash and Cash Equivalents, beginning of period	200,797	216,192
Cash and Cash Equivalents, end of period	$158,909	$261,314

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$819	$840
Income taxes	$3,940	$2,525
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$3,351	$3,103
Transfer of loans held-for-investment to other real estate owned	$217	$407
Decrease in directors' & officers' retirement plan equity adjustment, net of tax	$—	$(33)
Unrealized holding gains (losses) on available for sale securities, net of taxes	$523	$(255)
 See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 and December 31, 2015

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The amendments in ASU 2016-15 provide cash flow statement guidance on eight specific cash flow issues.  The amendments are effective for public companies for fiscal years beginning after December 15, 2017.  Early adoption is permitted, including adoption in an interim period.  Management is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to current classifications. The Company identified an error related to prior year classifications of the amortization of deferred loan costs in the Consolidated Statements of Income. The amortization amounts were included as components of "Salaries and Employee Benefits" and "Other Expenses", instead of a component of "Interest and Fees on Loans". Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the Consolidated Statement of Income contained in this Report has been revised for the three and nine months ended September 30, 2015. This change resulted in a decrease of $427,000 in "Interest and Fees and Loans" offset by decreases of $297,000 in "Salaries and employee benefits" and $130,000 in "Other expenses" for the three months ended September 30, 2015 and a decrease of $1,242,000 in "Interest and Fees and Loans" offset by decreases of $846,000 in "Salaries and employee benefits" and $396,000 in "Other expenses" for the nine months ended September 30, 2015. These changes did not affect net income, the balance sheet, cash flows or stockholders' equity for any period.

2.  LOANS

The composition of the Company's loan portfolio, by loan class, as of September 30, 2016 and December 31, 2015 was as follows:

($ in thousands)	September 30, 2016	December 31, 2015

Commercial	$127,839	$136,095
Commercial Real Estate	322,622	292,316
Agriculture	97,257	84,813
Residential Mortgage	41,680	43,375
Residential Construction	20,596	12,110
Consumer	43,552	45,386

	653,546	614,095
Allowance for loan losses	(10,295)	(9,251)
Net deferred origination fees and costs	995	1,009

Loans, net	$644,246	$605,853

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

As of September 30, 2016, approximately 49% in principal amount of the Company's loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 6% in principal amount of the Company's loans were residential mortgage loans.  Approximately 3% in principal amount of the Company's loans were residential construction loans.  Approximately 15% in principal amount of the Company's loans were for agriculture and 20% in principal amount of the Company's loans were for general commercial uses including professional, retail and small businesses.  Approximately 7% in principal amount of the Company's loans were consumer loans.

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

At September 30, 2016 and December 31, 2015, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's non-accrual loans by loan class, as of September 30, 2016 and December 31, 2015 were as follows:

($ in thousands)	September 30, 2016	December 31, 2015

Commercial	$5,042	$112
Commercial Real Estate	559	964
Agriculture	—	—
Residential Mortgage	553	1,092
Residential Construction	—	—
Consumer	157	560

	$6,311	$2,728

Non-accrual loans amounted to $6,311,000 at September 30, 2016 and were comprised of two commercial loans totaling $5,042,000, two commercial real estate loans totaling $559,000, two residential mortgage loans totaling $553,000 and two consumer loans totaling $157,000.  Non-accrual loans amounted to $2,728,000 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092,000, four commercial real estate loans totaling $964,000, four commercial loans totaling $112,000, and four consumer loans totaling $560,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

An aging analysis of past due loans, segregated by loan class, as of September 30, 2016 and December 31, 2015, are as follows:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
September 30, 2016
Commercial	$100	$5,090	$—	$5,190	$122,649	$127,839
Commercial Real Estate	—	—	—	—	322,622	322,622
Agriculture	—	—	—	—	97,257	97,257
Residential Mortgage	120	—	555	675	41,005	41,680
Residential Construction	—	—	—	—	20,596	20,596
Consumer	392	4	—	396	43,156	43,552
Total	$612	$5,094	$555	$6,261	$647,285	$653,546

December 31, 2015
Commercial	$218	$—	$57	$275	$135,820	$136,095
Commercial Real Estate	130	—	232	362	291,954	292,316
Agriculture	—	—	—	—	84,813	84,813
Residential Mortgage	—	—	—	—	43,375	43,375
Residential Construction	—	—	—	—	12,110	12,110
Consumer	19	5	429	453	44,933	45,386
Total	$367	$5	$718	$1,090	$613,005	$614,095

The Company had no loans that were 90 days or more past due and still accruing at September 30, 2016 and one loan totaling $2,000 that was 90 days or more past due and still accruing at December 31, 2015.  Included in the aging loan category labeled "current" are non-accrual loans that were not delinquent with respect to contractual principal and interest payments as of September 30, 2016 and December 31, 2015.  These loans are categorized as non-accrual loans and are not accruing interest as of September 30, 2016 and December 31, 2015.  Non-accrual loans outstanding at September 30, 2016 and December 31, 2015 are disclosed in the table above.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 6 (substandard) or worse.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan's effective interest rate; the loan's observable market price; and the fair value of collateral if the loan is collateral dependent.  If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of September 30, 2016 and December 31, 2015 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2016
Commercial	$5,782	$43	$5,604	$5,647	$906
Commercial Real Estate	898	559	286	845	40
Agriculture	—	—	—	—	—
Residential Mortgage	3,325	553	2,408	2,961	591
Residential Construction	976	—	976	976	105
Consumer	1,035	157	606	763	38
Total	$12,016	$1,312	$9,880	$11,192	$1,680

December 31, 2015
Commercial	$933	$97	$821	$918	$43
Commercial Real Estate	1,292	964	294	1,258	42
Agriculture	—	—	—	—	—
Residential Mortgage	3,968	1,092	2,484	3,576	615
Residential Construction	1,005	—	1,005	1,005	119
Consumer	1,625	631	690	1,321	33
Total	$8,823	$2,784	$5,294	$8,078	$852

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended September 30, 2016 and September 30, 2015 was as follows:

($ in thousands)	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,232	$6	$1,840	$13
Commercial Real Estate	857	4	1,392	30
Agriculture	—	—	—	—
Residential Mortgage	2,973	24	3,587	38
Residential Construction	982	12	866	8
Consumer	768	9	1,351	10
Total	$8,812	$55	$9,036	$99

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the nine months ended September 30, 2016 and September 30, 2015 was as follows:

($ in thousands)	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,111	$28	$2,234	$33
Commercial Real Estate	966	12	1,180	38
Agriculture	—	—	—	—
Residential Mortgage	3,267	71	4,104	96
Residential Construction	991	35	879	27
Consumer	890	62	1,423	29
Total	$8,225	$208	$9,820	$223

Troubled Debt Restructurings

The Company's loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring ("TDR"), which are loans on which concessions in terms have been granted because of the borrowers' financial difficulties and, as a result, the Company receives less than the current market-based compensation for the loan.  These concessions may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are placed on non-accrual status at the time of restructure and may only be returned to accruing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

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

The Company had $4,923,000 and $5,414,000 in TDR loans as of September 30, 2016 and December 31, 2015, respectively.  Specific reserves for TDR loans totaled $807,000 and $852,000 as of September 30, 2016 and December 31, 2015, respectively.  TDR loans performing in compliance with modified terms totaled $4,881,000 and $5,350,000 as of September 30, 2016 and December 31, 2015, respectively.  There were no commitments to advance additional funds on existing TDR loans as of September 30, 2016.

There were no loans modified as TDRs during the three months ended September 30, 2016 and September 30, 2015.

Loans modified as TDRs during the nine months ended September 30, 2016 and September 30, 2015 were as follows:

($ in thousands)	Nine Months Ended September 30, 2016
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$180	$180
Total	1	$180	$180

($ in thousands)	Nine Months Ended September 30, 2015
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$419	$419
Consumer	1	109	109
Total	2	$528	$528

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There were no loans modified as a TDR within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2016 and September 30, 2015.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk-rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents the risk ratings by loan class as of September 30, 2016 and December 31, 2015:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2016
Commercial	$114,905	$6,013	$6,921	$—	$—	$127,839
Commercial Real Estate	305,007	15,255	2,360	—	—	322,622
Agriculture	96,778	—	479	—	—	97,257
Residential Mortgage	39,216	1,777	687	—	—	41,680
Residential Construction	20,010	440	146	—	—	20,596
Consumer	42,061	547	944	—	—	43,552
Total	$617,977	$24,032	$11,537	$—	$—	$653,546

December 31, 2015
Commercial	$125,562	$6,842	$3,691	$—	$—	$136,095
Commercial Real Estate	268,707	8,301	15,308	—	—	292,316
Agriculture	84,813	—	—	—	—	84,813
Residential Mortgage	40,231	1,847	1,297	—	—	43,375
Residential Construction	11,593	452	65	—	—	12,110
Consumer	42,990	1,025	1,371	—	—	45,386
Total	$573,896	$18,467	$21,732	$—	$—	$614,095

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2016.

Three months ended September 30, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2016	$3,175	$3,584	$1,150	$690	$390	$555	$486	$10,030
Provision for loan losses	556	92	56	(25)	7	(36)	(200)	450

Charge-offs	(187)	—	—	—	—	(17)	—	(204)
Recoveries	6	—	—	—	2	11	—	19
Net charge-offs	(181)	—	—	—	2	(6)	—	(185)
Balance as of September 30, 2016	$3,550	$3,676	$1,206	$665	$399	$513	$286	$10,295

Nine months ended September 30, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for loan losses	836	348	65	(75)	61	(134)	249	1,350

Charge-offs	(417)	(15)	—	—	—	(52)	—	(484)
Recoveries	34	—	81	1	4	58	—	178
Net charge-offs	(383)	(15)	81	1	4	6	—	(306)
Balance as of September 30, 2016	$3,550	$3,676	$1,206	$665	$399	$513	$286	$10,295

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2016.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$906	$40	$—	$591	$105	$38	$—	$1,680
Loans collectively evaluated for impairment	2,644	3,636	1,206	74	294	475	286	8,615
Ending Balance	$3,550	$3,676	$1,206	$665	$399	$513	$286	$10,295

The following table details activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2015.

Three months ended September 30, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2015	$3,259	$2,888	$852	$833	$144	$647	$483	$9,106
Provision for loan losses	(128)	454	75	(98)	171	57	(231)	300

Charge-offs	(14)	—	—	—	—	(67)	—	(81)
Recoveries	3	13	—	1	1	17	—	35
Net charge-offs	(11)	13	—	1	1	(50)	—	(46)
Balance as of September 30, 2015	$3,120	$3,355	$927	$736	$316	$654	$252	$9,360

Nine months ended September 30, 2015
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for loan losses	(537)	1,513	347	(529)	97	(124)	(117)	650

Charge-offs	(14)	—	—	(132)	—	(152)	—	(298)
Recoveries	90	17	—	216	58	44	—	425
Net recoveries	76	17	—	84	58	(108)	—	127
Balance as of September 30, 2015	$3,120	$3,355	$927	$736	$316	$654	$252	$9,360

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

The Company's investment in loans as of September 30, 2016, September 30, 2015, and December 31, 2015 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company's impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2016
Loans individually evaluated for impairment	$5,647	$845	$—	$2,961	$976	$763	$11,192
Loans collectively evaluated for impairment	122,192	321,777	97,257	38,719	19,620	42,789	642,354
Ending Balance	$127,839	$322,622	$97,257	$41,680	$20,596	$43,552	$653,546

September 30, 2015
Loans individually evaluated for impairment	$959	$1,578	$—	$3,360	$860	$1,329	$8,086
Loans collectively evaluated for impairment	128,655	294,843	74,138	39,306	10,453	44,350	591,745
Ending Balance	$129,614	$296,421	$74,138	$42,666	$11,313	$45,679	$599,831

December 31, 2015
Loans individually evaluated for impairment	$918	$1,258	$—	$3,576	$1,005	$1,321	$8,078
Loans collectively evaluated for impairment	135,177	291,058	84,813	39,799	11,105	44,065	606,017
Ending Balance	$136,095	$292,316	$84,813	$43,375	$12,110	$45,386	$614,095

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2016 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015

Constant prepayment rate	15.94%	10.94%
Discount rate	10.03%	10.03%
Weighted average life (years)	4.60	6.17

At September 30, 2016 and December 31, 2015, the Company's mortgage loans held-for-sale were $2,192,000 and $351,000, respectively.  At September 30, 2016, and December 31, 2015, the Company serviced real estate mortgage loans for others totaling $229,237,213 and $237,224,000, respectively.

The following table summarizes the Company's mortgage servicing rights assets as of September 30, 2016 and December 31, 2015.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2015	Additions	Reductions	September 30, 2016

Mortgage servicing rights	$1,862	$198	$(302)	$1,758
Valuation allowance	—	(169)	—	(169)
Mortgage servicing rights, net of valuation allowance	$1,862	$29	$(302)	$1,589

At September 30, 2016 and December 31, 2015, the estimated fair market value of the Company's mortgage servicing rights asset was $1,589,000 and $2,041,000, respectively.

The Company received contractually specified servicing fees of $147,000 for each of the three months ended September 30, 2016 and September 30, 2015.  The Company received contractually specified servicing fees of $444,000 and $450,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively.  Contractually specified servicing fees are included in other operating income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income	$2,019	$1,819	$5,785	$5,106
Preferred stock dividend	$—	$(32)	$—	$(96)
Net income available to common stockholders	$2,019	$1,787	$5,785	$5,010

Weighted average common shares outstanding	10,611,772	10,578,103	10,605,534	10,566,374
Basic EPS	$0.19	$0.17	$0.55	$0.47

Diluted earnings per share:
Net income	$2,019	$1,819	$5,785	$5,106
Preferred stock dividend	$—	$(32)	$—	$(96)
Net income available to common stockholders	$2,019	$1,787	$5,785	$5,010

Weighted average common shares outstanding	10,611,772	10,578,103	10,605,534	10,566,374

Effect of dilutive shares	69,834	59,317	68,196	58,552

Adjusted weighted average common shares outstanding	10,681,606	10,637,420	10,673,730	10,624,926
Diluted EPS	$0.19	$0.17	$0.54	$0.47

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 142,499 shares and 163,789 shares for the three months ended September 30, 2016 and 2015, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 156,122 shares and 175,054 shares for the nine months ended September 30, 2016 and 2015, respectively.

5.  STOCK PLANS

On January 28, 2016, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2016.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2016.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	229,952	$8.26
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(11,132)	4.70
Options outstanding at End of Period	218,820	$8.44	$275,107	6.08
Exercisable (vested) at End of Period	114,830	$9.37	$207,478	3.70

The following table presents the activity related to stock options for the nine months ended September 30, 2016.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	227,364	$10.74
Granted	56,199	$7.82
Expired	(53,611)	$18.29
Cancelled / Forfeited	—	—
Exercised	(11,132)	4.70
Options outstanding at End of Period	218,820	$8.44	$275,107	6.08
Exercisable (vested) at End of Period	114,830	$9.37	$207,478	3.70

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2016 was $2.13 per share.

As of September 30, 2016, there was $191,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.74 years.

There was $63,000 of recognized compensation cost related to stock options granted for the nine months ended September 30, 2016.

A summary of the weighted average assumptions used in valuing stock options during the three and nine months ended September 30, 2016 is presented below:

	Three Months Ended September 30, 2016*	Nine Months Ended September 30, 2016
Risk Free Interest Rate	—	1.23%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	28.41%

* There were no stock options granted during the three months ended September 30, 2016.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2016.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	96,801	$6.98
Granted	—	—
Cancelled / Forfeited	(1,393)	$7.42
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	95,408	$6.97	$769,943	2.68

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2016.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	86,376	$6.31
Granted	28,701	$7.82
Cancelled / Forfeited	(1,705)	$7.49
Exercised/Released/Vested	(17,964)	$5.09
Non-vested restricted stock outstanding at End of Period	95,408	$6.97	$769,943	2.68

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2016 was $7.82 per share.

As of September 30, 2016, there was $368,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.68 years.  There was $131,000 of recognized compensation cost related to restricted stock awards for the nine months ended September 30, 2016.

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

As of September 30, 2016, there was $4,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $14,000 of recognized compensation cost related to ESPP issuances for the nine months ended September 30, 2016.

The weighted average fair value at issuance date during the nine months ended September 30, 2016 was $1.50 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2016 is presented below.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Risk Free Interest Rate	0.71%	0.71%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	9.51%	9.51%

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At September 30, 2016 there were no loans held-for-sale that required a write-down.

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

At September 30, 2016, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	(in thousands)
September 30, 2016	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$26,344	$26,344	$—	$—
Securities of U.S. government agencies and corporations	20,770	—	20,770	—
Obligations of states and political subdivisions	31,045	—	31,045	—
Collateralized mortgage obligations	28,603	—	28,603	—
Mortgage-backed securities	151,043	—	151,043	—

Total investments at fair value	$257,805	$26,344	$231,461	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	(in thousands)
December 31, 2015	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$20,186	$20,186	$—	$—
Securities of U.S. government agencies and corporations	33,997	—	33,997	—
Obligations of states and political subdivisions	25,709	—	25,709	—
Collateralized mortgage obligations	10,932	—	10,932	—
Mortgage-backed securities	92,527	—	92,527	—

Total investments at fair value	$183,351	$20,186	$163,165	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2016:

	(in thousands)
September 30, 2016	Total	Level 1	Level 2	Level 3
Impaired loans	$4,171	$—	$—	$4,171
Loan servicing rights	1,589	—	—	1,589

Total assets at fair value	$5,760	$—	$—	$5,760

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2015:

	(in thousands)
December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$841	$—	$—	$841

Total assets at fair value	$841	$—	$—	$841

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2016 and December 31, 2015.

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of September 30, 2016 and December 31, 2015 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation and discounted Cash Flows	External appraised values, management assumptions regarding market trends or other relevant factors; selling costs ranging 6% to 7%.
Loan servicing rights	Discounted Cash Flows
Present value of expected future cash flows was estimated using a discount rate factor of 10.03% as of September 30, 2016 and December 31, 2015.  A constant prepayment rate of 15.94% and 10.94% as of September 30, 2016 and December 31, 2015, respectively, was utilized.

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

The estimated fair values of the Company's financial instruments for the periods ended September 30, 2016 and December 31, 2015 are approximately as follows:

		September 30, 2016		December 31, 2015
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$158,909	$158,909	$200,797	$200,797
Certificates of deposit	2	16,709	16,752	16,649	16,635
Stock in Federal Home Loan Bank and other equity securities	3	4,409	4,409	3,934	3,934
Loans receivable:
Net loans	3	644,246	641,752	605,853	604,240
Loans held-for-sale	2	2,192	2,254	351	363
Interest receivable	2	3,704	3,704	3,127	3,127
Mortgage servicing rights	3	1,589	1,589	1,862	2,041
Financial liabilities:
Deposits	3	1,016,525	972,727	948,114	902,872
Interest payable	2	102	102	73	73

9.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2016 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$26,239	$105	$—	$26,344
Securities of U.S. government agencies and corporations	20,707	64	(1)	20,770
Obligations of states and political subdivisions	30,474	591	(20)	31,045
Collateralized mortgage obligations	28,530	85	(12)	28,603
Mortgage-backed securities	150,732	747	(436)	151,043

Total debt securities	$256,682	$1,592	$(469)	$257,805

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

The Company had $10,760,000 and $31,464,000 in proceeds from sales/calls of available-for-sale securities for the three and nine months ended September 30, 2016, respectively.  The Company had $17,798,000 in proceeds from sales of available-for-sale securities for each of the three and nine months ended September 30, 2015.  Gross realized gains from sales/calls of available-for-sale securities were $1,000 and $15,000 for the three and nine months ended September 30, 2016, respectively.  Gross realized gains from sales of available-for-sale securities were $68,000 for each of the three and nine months ended September 30, 2015.  Gross realized losses from sales/calls of available-for-sale securities were $22,000 for each of the three and nine months ended September 30, 2016.  Gross realized losses from sales of available-for-sale securities were $39,000 for each of the three and nine months ended September 30, 2015.  There was a $12,000 recovery from other equity securities for each of the three months and nine months ended September 30, 2015.

The amortized cost and estimated market value of debt and other securities at September 30, 2016, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Due in one year or less	$22,269	$22,307
Due after one year through five years	216,619	217,307
Due after five years through ten years	16,779	17,096
Due after ten years	1,015	1,095

	$256,682	$257,805

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities due after one year through five years included mortgage-backed securities and collateralized mortgage obligations with expected maturities totaling $170,133,000 at September 30, 2016.  The maturities on these securities were based on the average lives of the securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2016, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$2,000	$(1)	$—	$—	$2,000	$(1)
Obligations of states and political subdivisions	6,174	(20)	—	—	6,174	(20)
Collateralized Mortgage obligations	6,706	(12)	—	—	6,706	(12)
Mortgage-backed securities	59,754	(394)	5,331	(42)	65,085	(436)

Total	$74,634	$(427)	$5,331	$(42)	$79,965	$(469)

No decline in value was considered "other-than-temporary" during the first nine months of 2016.  Fifty-two securities, all considered investment grade, which had a fair value of $74,634,000 and a total unrealized loss of $427,000, have been in an unrealized loss position for less than twelve months as of September 30, 2016.  Eight securities, all considered investment grade, which had a fair value of $5,331,000 and a total unrealized loss of $42,000, have been in an unrealized loss position for more than twelve months as of September 30, 2016.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio was other-than-temporarily impaired as of September 30, 2016. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $36,390,000 and $30,832,000 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income for the three months ended September 30, 2016.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of June 30, 2016	$1,061	$(662)	$17	$416
Current period other comprehensive loss	(388)	—	—	(388)
Balance as of September 30, 2016	$673	$(662)	$17	$28

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2016.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)
Current period other comprehensive income	523	—	—	523
Balance as of September 30, 2016	$673	$(662)	$17	$28

The following table details activity in accumulated other comprehensive loss for the three months ended September 30, 2015.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of June 30, 2015	$460	$(678)	$8	$(210)
Current period other comprehensive loss	(12)	—	—	(12)
Balance as of September 30, 2015	$448	$(678)	$8	$(222)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2014	$703	$(678)	$41	$66
Current period other comprehensive loss	(255)	—	(33)	(288)
Balance as of September 30, 2015	$448	$(678)	$8	$(222)

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2016	December 31, 2015

Undisbursed loan commitments	$212,053	$201,839
Standby letters of credit	2,865	2,807
Commitments to sell loans	6,392	655

	$221,310	$205,301

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2016 and December 31, 2015, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,865,000 and $2,807,000 at September 30, 2016 and December 31, 2015, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet, however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at September 30, 2016 and December 31, 2015, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets .

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2016 and December 31, 2015, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

This report and other reports or statements which we may release include forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "strive," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.

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

•	Regulatory and compliance controls, processes and requirements and their impact on our business

•	The costs and effects of legal or regulatory actions

•	Expectations regarding draws on performance letters of credit

•	Our regulatory capital requirements, including the capital rules adopted in the past several years by the U.S. federal banking agencies

•	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

•	Credit quality and provision for credit losses and management of asset quality and credit risk, and expectations regarding collections

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grading

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

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

Significant results and developments during the third quarter and year-to-date 2016 included:

•
Net income of $5.8 million for the nine months ended September 30, 2016, up 13.7% from $5.1 million earned for the same period last year.  Net income of $2.0 million for the three months ended September 30, 2016, up 11.1% from $1.8 million for the same period last year.

•
Net income available to common shareholders of $5.8 million for the nine months ended September 30, 2016, up 16.0% from $5.0 million for the same period last year.  Net income available to common shareholders of $2.0 million for the three months ended September 30, 2016, up 11.1% from $1.8 million for the same period last year.

•
Diluted income per share of $0.54 for the nine months ended September 30, 2016, up 14.9% from diluted income per share of $0.47 in the same period last year.  Diluted income per share of $0.19 for the three months ended September 30, 2016, up 11.8% from diluted income per share of $0.17 in the same period last year.

•
Net interest income of $25.7 for the nine months ended September 30, 2016, up 15.3% from $22.3 million in the same period last year.  The increase in net interest income was primarily due to an increase in interest income on loans and investment securities.  The increase in interest income on loans was due to an increase in average loans and an increase in interest yield.  The increase in interest income on investment securities was due to an increase in average investment securities, which was partially offset by a decrease in interest yield.

•	Net interest margin of 3.37% for the nine months ended September 30, 2015, up 0.21% from 3.16% for the same period ended September 30, 2016.

•	Provision for loan losses of $1.4 million for the nine months ended September 30, 2016, up 100.0% from $0.7 million for the same period last year.

•	Total assets of $1.12 billion as of September 30, 2016, up 7.1% from $1.04 billion as of December 31, 2015.

•	Total net loans of $646.4 million as of September 30, 2016 (including loans held-for-sale), up 6.6% from $606.2 million as of December 31, 2015.

•	Total investment securities of $257.8 million as of September 30, 2016, up 40.6% from $183.4 million as of December 31, 2015.

•	Total deposits of $1.0 billion as of September 30, 2016, up 7.2% from $948.1 million as of December 31, 2015.

SUMMARY

The Company recorded net income of $5,785,000 for the nine months ended September 30, 2016, representing an increase of $679,000 or 13.3% from net income of $5,106,000 for the same period in 2015.  The Company recorded net income of $2,019,000 for the three months ended September 30, 2016, representing an increase of $200,000 or 11.0% from net income of $1,819,000 for the same period in 2015.

The following tables present a summary of the results for the three and nine months ended September 30, 2016 and 2015, and a summary of financial condition at September 30, 2016 and December 31, 2015.

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
(in thousands except for per share amounts)
For the Period:
Net Income	$2,019	$1,819	$5,785	$5,106
Net Income Available to Common Shareholders	$2,019	$1,787	$5,785	$5,010
Basic Earnings Per Common Share	$0.19	$0.17	$0.55	$0.47
Diluted Earnings Per Common Share	$0.19	$0.17	$0.54	$0.47
Return on Average Total Assets	0.73%	0.72%	0.72%	0.68%
Return on Average Equity	8.76%	7.54%	8.58%	7.17%
Average Equity to Average Total Assets	8.39%	9.52%	8.37%	9.52%

	September 30, 2016	December 31, 2015
(in thousands except for ratios)
At Period End:
Total Assets	$1,119,143	$1,044,625
Total Loans, Net (including loans held-for-sale)	$646,438	$606,204
Total Investment Securities	$257,805	$183,351
Total Deposits	$1,016,525	$948,114
Loan-To-Deposit Ratio	63.6%	63.9%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$640,262	$7,771	4.82%	$578,417	$7,053	4.84%
Certificate of deposits	16,709	37	0.88%	11,937	21	0.70%
Interest bearing due from banks	133,399	178	0.53%	215,240	124	0.23%
Investment securities, taxable	231,511	913	1.56%	137,341	631	1.82%
Investment securities, non-taxable (2)	13,886	66	1.89%	8,691	68	3.10%
Other interest earning assets	4,409	97	8.73%	3,934	97	9.78%
Total average interest-earning assets	1,040,176	9,062	3.46%	955,560	7,994	3.32%
Non-interest-earning assets:
Cash and due from banks	24,535			25,157
Premises and equipment, net	7,488			7,056
Other real estate owned	—			332
Interest receivable and other assets	26,629			25,391
Total average assets	1,098,828			1,013,496

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	268,419	76	0.11%	246,309	67	0.11%
Savings and MMDA's	316,164	129	0.16%	275,014	121	0.17%
Time, under $250,000	63,330	64	0.40%	62,320	64	0.41%
Time, $250,000 and over	18,927	20	0.42%	20,330	19	0.37%
Total average interest-bearing liabilities	666,840	289	0.17%	603,973	271	0.18%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	330,420			304,202
Interest payable and other liabilities	9,390			8,787
Total liabilities	1,006,650			916,962
Total average stockholders' equity	92,178			96,534
Total average liabilities and stockholders' equity	$1,098,828			$1,013,496
Net interest income and net interest margin (3)		$8,773	3.35%		$7,723	3.21%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $(17) and $(59) for the three months ended September 30, 2016 and 2015, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)    For disclosure purposed, yield/rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$625,403	$22,802	4.86%	$556,659	$20,038	4.81%
Certificate of deposits	16,689	108	0.86%	12,121	66	0.73%
Interest bearing due from banks	144,909	568	0.52%	216,765	399	0.25%
Investment securities, taxable	212,090	2,577	1.62%	145,818	2,066	1.89%
Investment securities, non-taxable (2)	12,585	202	2.14%	7,578	198	3.49%
Other interest earning assets	4,214	274	8.66%	3,934	395	13.42%
Total average interest-earning assets	1,015,890	26,531	3.48%	942,875	23,162	3.28%
Non-interest-earning assets:
Cash and due from banks	24,398			21,605
Premises and equipment, net	7,336			7,172
Other real estate owned	9			232
Interest receivable and other assets	26,395			25,337
Total average assets	1,074,028			997,221

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	266,574	226	0.11%	240,330	224	0.12%
Savings and MMDA's	301,644	367	0.16%	270,555	379	0.19%
Time, under $250,000	65,445	193	0.39%	63,468	194	0.41%
Time, $250,000 and over	19,558	62	0.42%	20,704	60	0.39%
Total average interest-bearing liabilities	653,221	848	0.17%	595,057	857	0.19%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	321,900			298,854
Interest payable and other liabilities	9,017			8,378
Total liabilities	984,138			902,289
Total average stockholders' equity	89,890			94,932
Total average liabilities and stockholders' equity	$1,074,028			$997,221
Net interest income and net interest margin (3)		$25,683	3.37%		$22,305	3.16%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is exculded. Loan interest income includes loan fees of approximately $(125) and $(291) for the nine months ended September 30, 2016 and 2015, respectively.
(2)    Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)    For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $41,888,000 or 20.9% decrease in cash and cash equivalents, a $74,454,000 or 40.6% increase in investment securities available-for-sale, a $38,393,000 or 6.3% increase in net loans held-for-investment, and a $1,841,000 or 524.5% increase in loans held-for-sale from December 31, 2015 to September 30, 2016.  The decrease in cash and cash equivalents was primarily due to a decrease in interest bearing due from Federal Reserve Bank accounts, which was mainly due to loan growth and the purchase of investment securities.  The increase in investment securities available-for-sale was primarily the result of the purchases of U.S. Treasury securities, U.S. government agencies, municipal securities and mortgage-backed securities, which was partially offset by sales and calls of U.S. government agencies.  The increase in net loans held-for-investment was primarily due to increased demand for commercial real estate, agriculture and residential construction loans, which was partially offset by decreases in commercial, residential mortgage and consumer loans.  The increase in loans held-for-sale was due to timing of sales of loans held-for-sale.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $68,411,000 or 7.2% from December 31, 2015 to September 30, 2016.  The increase in deposits was due to increases in demand accounts, interest-bearing transaction deposits, savings accounts and money market accounts, which were partially offset by decreases in time deposits.  The overall increase in deposits was primarily due to growth in customer relationships.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the nine months ended September 30, 2016.

Interest income on loans for the nine months ended September 30, 2016 was up 13.8% from the same period in 2015, increasing from $20,038,000 to $22,802,000, and was up 10.2% for the three months ended September 30, 2016 over the same period in 2015, increasing from $7,053,000 to $7,771,000.  The increase in interest income on loans for the three months ended September 30, 2016 as compared to the same period a year ago was primarily due to an increase in average loans, which was partially offset by a 2 basis point decrease in loan yields.  The increase in interest income on loans for the nine months ended September 30, 2016 as compared to the same period a year ago was primarily due to an increase in average loans and a 5 basis point increase in loan yields.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on investment securities available-for-sale for the nine months ended September 30, 2016 was up 22.8% from the same period in 2015, increasing from $2,264,000 to $2,779,000, and was up 40.1% for the three months ended September 30, 2016 over the same period in 2015, increasing from $699,000 to $979,000. The increase in interest income on investment securities for the three and nine months ended September 30, 2016 as compared to the same periods a year ago was primarily due to an increase in average investment securities.  This increase was partially offset by a decrease in the yields on investment securities of 32 basis points for each of the three and nine months ended September 30, 2016.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2016 was up 45.4% from the same period in 2015, increasing from $465,000 to $676,000, and was up 48.3% for the three months ended September 30, 2016 over the same period in 2015, increasing from $145,000 to $215,000.  The increase in interest income on interest-bearing due from banks for the nine months ended September 30, 2016 as compared to the same period a year ago was due to an increase in average certificates of deposit balances outstanding, an increase in yield on certificates of deposit of 13 basis points, and an increase in yield on interest-bearing due from banks of 27 basis points, which was partially offset by a decrease in average interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended September 30, 2016 as compared to the same period a year ago was due to an increase in average certificates of deposit balances outstanding, an increase in yield on certificates of deposit of 18 basis points, and an increase in yield on interest-bearing due from banks of 30 basis points, which was partially offset by a decrease in average interest-bearing due from banks.

The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2016 and September 30, 2015.

Interest Expense

Interest expense on deposits and other borrowings for the nine months ended September 30, 2016 was down 1.1% from the same period in 2015, decreasing from $857,000 to $848,000, and was up 6.6% for the three months ended September 30, 2016 over the same period in 2015, increasing from $271,000 to $289,000.  The decrease in interest expense during the nine months ended September 30, 2016 was primarily due to a 2 basis point decrease in the Company's average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.  The increase in interest expense during the three months ended September 30, 2016 was primarily due to an increase in the average balance of interest-bearing liabilities, which was partially offset by a 1 basis point decrease in the Company's average cost of funds.  The Company had no FHLB advances and related interest expense during the three and nine months ended September 30, 2016 and September 30, 2015.

Provision for Loan Losses

There was a provision for loan losses of $1,350,000 for the nine months ended September 30, 2016 compared to $650,000 for the same period in 2015.  There was a provision for loan losses of $450,000 for the three months ended September 30, 2016 compared to $300,000 for the same period in 2015.  The allowance for loan losses was approximately $10,295,000 or 1.58% of total loans, at September 30, 2016, compared to $9,251,000, or 1.51% of total loans, at December 31, 2015.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three and nine months ended September 30, 2016 was primarily due to an increase in specific reserves on impaired loans coupled with increased net-charge-offs and an increase in loan balances compared to the same periods in 2015.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the nine months ended September 30, 2016 and September 30, 2015.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-Interest income was down 10.6% for the nine months ended September 30, 2016 from the same period in 2015, decreasing from $5,810,000 to $5,197,000.

The decrease was primarily due to decreases in gains on sales of other real estate owned, investment and brokerage income, loan servicing income, fiduciary activities income and debit card income, which was partially offset by an increase in other income.  The decrease in gains on sales of other real estate owned was primarily due to a decrease in the number of other real estate owned sales transactions.  The decrease in investment and brokerage income and fiduciary activities income was primarily due to a decrease in demand for those services.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets booked and an increase in impairment expense.  The decrease in debit card income was primarily due to decreased transaction volumes.  The increase in other income was primarily due to a prior year loss on sales of equipment.

Non-Interest income was down 12.6% for the three months ended September 30, 2016 from the same period in 2015, decreasing from $1,896,000 to $1,657,000.

The decrease was primarily due to decreases in gains on sales of other real estate owned and loan servicing income, which was partially offset by an increase in other income.  The decrease in gains on sales of other real estate owned was primarily due to a decrease in the number of other real estate owned sales transactions.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets booked and an increase in impairment expense.  The increase in other income was primarily due to a prior year loss on sales of equipment.

Non-Interest Expenses

Total non-interest expenses were up 2.9% for the nine months ended September 30, 2016 from the same period in 2015, increasing from $19,654,000 to $20,226,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment expense, and other expenses, which was partially offset by a decrease in data processing expense.  The increase in salaries and employee benefits was primarily due to an increase in staffing and associated salary expense, contingent compensation and profit sharing.  The increase in occupancy and equipment expense was primarily due to increases in rent expense, utilities expense and branch relocation expenses.  The increase in other expenses was primarily due to an increase in debit card expenses, which was partially offset by a decrease in legal fees and sundry losses.  The decrease in data processing expense was primarily due to decreased costs.

Total non-interest expenses were up 1.2% for the three months ended September 30, 2016 from the same period in 2015, increasing from $6,523,000 to $6,599,000.

The increase was primarily due to increases in salaries and employee benefits and occupancy and equipment expense, which was partially offset by a decrease in other expenses.  The increase in salaries and employee benefits was primarily due to an increase in staffing and associated salary expense.  The increase in occupancy and equipment expense was primarily due to an increase in rent expense due to the opening of new branches.  The decrease in other expenses was primarily due to decreases in legal fees and sundry losses.

The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2016 and 2015.

	(in thousands)
	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Other non-interest expenses
FDIC assessments	$140	$145	$450	$455
Contributions	37	47	92	111
Legal fees	66	134	204	368
Accounting and audit fees	84	95	269	242
Consulting fees	63	101	364	351
Postage expense	63	65	217	229
Telephone expense	37	34	109	98
Public relations	41	64	172	182
Training expense	45	49	117	134
Loan origination expense	12	24	102	94
Computer software depreciation	40	21	103	57
Sundry losses	(34)	70	46	171
Loan collection expense	13	15	56	62
Other non-interest expense	516	399	1,454	1,099

Total other non-interest expenses	$1,123	$1,263	$3,755	$3,653

Income Taxes

The Company's tax rate, the Company's income before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company's provision for income taxes.

In the nine months ended September 30, 2016, the Company's expense for income taxes increased $814,000 from the same period last year, from $2,705,000 to $3,519,000.

In the three months ended September 30, 2016, the Company's expense for income taxes increased $385,000 from the same period last year, from $977,000 to $1,362,000.

The increase in provision for income taxes for the period presented was primarily attributable to the respective levels of taxable earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2016	December 31, 2015

Undisbursed loan commitments	$212,053	$201,839
Standby letters of credit	2,865	2,807
Commitments to sell loans	6,392	655
	$221,310	$205,301

The reserve for unfunded lending commitments amounted to $793,000 at each of September 30, 2016 and December 31, 2015, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 11, "Financial Instruments with Off-Balance Sheet Risk", for additional information."

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

The following tables summarize the Company's non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2016 and December 31, 2015:

	At September 30, 2016			At December 31, 2015
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$5,042	$2,000	$3,042	$112	$57	$55
Commercial real estate	559	84	475	964	95	869
Agriculture	—	—	—	—	—	—
Residential mortgage	553	—	553	1,092	—	1,092
Residential construction	—	—	—	—	—	—
Consumer	157	—	157	560	—	560
Total non-accrual loans	$6,311	$2,084	$4,227	$2,728	$152	$2,576

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

Non-accrual loans amounted to $6,311,000 at September 30, 2016 and were comprised of two commercial loans totaling $5,042,000, two commercial real estate loans totaling $559,000, two residential mortgage loans totaling $553,000 and two consumer loans totaling $157,000.  Non-accrual loans amounted to $2,728,000 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092,000, four commercial real estate loans totaling $964,000, four commercial loans totaling $112,000, and four consumer loans totaling $560,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent. If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

The five largest non-accrual loans as of September 30, 2016, totaled approximately $6,204,000, or 98.3% of total non-accrual loans, and consisted of one commercial and industrial loan totaling $5,000,000, supported by the borrower's guarantor and a partial government guarantee, one residential mortgage loan totaling $541,000, supported by residential properties located within the Company's market area, two commercial real estate loan totaling $559,000, supported by commercial properties located within the Company's market area, and one consumer loan totaling $104,000, supported by residential property located within the Company's market area.  The collateral securing these loans is generally appraised every six months.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at September 30, 2016 and December 31, 2015 consisted of loans on non-accrual status totaling $6,311,000 and $2,728,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $4,881,000 and $5,350,000 at September 30, 2016 and December 31, 2015, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status at September 30, 2016.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See "Allowance for Loan Losses" below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $1,649,000, or 64.0% to $4,227,000 during the first nine months of 2016.  Non-performing assets, net of guarantees, represented 0.4% of total assets at September 30, 2016.

	At September 30, 2016			At December 31, 2015
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$6,311	$2,084	$4,227	$2,728	$152	$2,576
Loans 90 days past due and still accruing	—	—	—	2	—	2

Total non-performing loans	6,311	2,084	4,227	2,730	152	2,578
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$6,311	$2,084	$4,227	$2,730	$152	$2,578

Non-performing loans (net of guarantees) to total loans			0.7%			0.4%
Non-performing assets (net of guarantees) to total assets			0.4%			0.3%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			243.5%			358.8%

The Company had no loans 90 days or more past due and still accruing at September 30, 2016.  The Company had one loan totaling $2,000 that was 90 days past due and still accruing at December 31, 2015.

Excluding the non-performing loans cited previously, loans totaling $5,226,000 and $19,002,000 were classified as substandard or doubtful loans, representing potential problem loans at September 30, 2016 and December 31, 2015, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at September 30, 2016 and December 31, 2015.  The ratio of the Allowance for Loan Losses to total loans at September 30, 2016 and December 31, 2015 was 1.58% and 1.51%, respectively.

Other real estate owned ("OREO") consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of September 30, 2016 and December 31, 2015.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine months ended September 30, 2016 and 2015, and for the year ended December 31, 2015:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2016	2015	2015

Balance at beginning of period	$9,251	$8,583	$8,583
Provision for loan losses	1,350	650	650
Loans charged-off:
Commercial	(417)	(14)	(44)
Commercial Real Estate	(15)	—	(7)
Agriculture	—	—	—
Residential Mortgage	—	(132)	(211)
Residential Construction	—	—	—
Consumer	(52)	(152)	(175)

Total charged-off	(484)	(298)	(437)

Recoveries:
Commercial	34	90	102
Commercial Real Estate	—	17	18
Agriculture	81	—	—
Residential Mortgage	1	216	219
Residential Construction	4	58	60
Consumer	58	44	56

Total recoveries	178	425	455

Net (charge-offs) recoveries	(306)	127	18

Balance at end of period	$10,295	$9,360	$9,251

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.06%	(0.03%)	0.00%
Allowance for loan losses
To total loans at the end of the period	1.58%	1.56%	1.51%
To non-performing loans, net of guarantees at the end of the period	243.5%	381.9%	358.8%

The allowance for loan losses to non-performing loans, net of guarantees was 243.5% and 381.9% as of September 30, 2016 and September 30, 2015, respectively.  The decrease in allowance for loan losses to non-performing loans, net of guarantees was primarily due to an increase in non-performing loans.

Deposits

Deposits are one of the Company's primary sources of funds.  At September 30, 2016, the Company had the following deposit mix: 32.3% in savings and MMDA deposits, 8.0% in time deposits, 26.9% in interest-bearing transaction deposits and 32.8% in non-interest-bearing transaction deposits.  At December 31, 2015, the Company had the following deposit mix: 30.1% in savings and MMDA deposits, 9.3% in time deposits, 27.6% in interest-bearing transaction deposits and 33.0% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of $250,000 or more outstanding at September 30, 2016 and December 31, 2015 are summarized as follows:

	(in thousands)
	September 30, 2016	December 31, 2015
Three months or less	$5,740	$5,187
Over three to twelve months	9,651	10,395
Over twelve months	3,416	4,371
Total	$18,807	$19,953

The decrease in time certificates of deposit (CD's) of $250,000 or more from December 31, 2015 to September 30, 2016 was primarily attributable to maturities of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management's opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 63.6% on September 30, 2016.  In addition, on September 30, 2016, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $6,774,000 in securities due within one year or less; and $67,549,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $77,000,000 at September 30, 2016.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at September 30, 2016 of $257,306,000; credit availability is subject to certain collateral requirements.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2016, the Bank's capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2016.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$89,980	8.19%	5.0%
Common Equity Tier 1	$89,980	12.09%	6.5%
Tier 1 Risk-Based	$89,980	12.09%	8.0%
Total Risk-Based	$99,308	13.34%	10.0%

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

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2016, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2016.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2015 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At September 30, 2016, approximately 74% in principal amount of the Bank's loans (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At September 30, 2016, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 69% and 5%, respectively, in principal amount of the total loans in the Bank's portfolio.  At September 30, 2016, all of the Bank's real estate mortgage and construction loans and approximately 12% in principal amount of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate in the future.  Significant deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB has adopted various regulations which have and will continue to impact our residential mortgage lending business.  For additional information, see "Business – Certain CFPB Rules" in Part I, Item 1 in our Annual Report on Form 10-K.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At September 30, 2016, approximately 74% in principal amount of the Bank's loan portfolio (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties, including deterioration in the California real estate market and housing industry.

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

Potential Volatility of Deposits May Increase Our Cost of Funds

At September 30, 2016 and December 31, 2015, 2% of the dollar value of the Company's total deposits was represented by time certificates of deposit in excess of $250,000.  These deposits are considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company's liquidity, profitability, business prospects, results of operations and cash flows.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 2, 2016	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Senior Executive Vice President / Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)