Form 10-K
period 2016-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2017-03-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____ _____
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
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
(Do not check if smaller reporting company)

The registrant will no longer qualify as a smaller reporting company for 2017 because the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on June 30, 2016 exceeded $75,000,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on June 30, 2016 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2016) was $76,876,535.

The number of shares of the registrant's Common Stock outstanding as of March 1, 2017 was 10,743,333.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2017 Annual Meeting of Shareholders.

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

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal or regulatory actions

•	Draws on performance letters of credit

•	Our regulatory capital requirements under the new capital rules of the U.S. federal bank regulatory agencies

•	Payment of dividends in the foreseeable future

•	Credit quality and provision for credit losses

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Loan portfolio composition and risk grade trends, expected charge offs and delinquency rates

•	Our deposit base including renewal of time deposits

•	A decrease in reinvestment of maturing securities as loan volume increases

•	The impact on our net interest income and net interest margin from the current interest rate environment and our strategy regarding net interest income

•	Any significant increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position and the potential effect of growth in existing markets and increases in stock market values

•	Our long-term strategy to maintain deposit growth to fund growth in loans and other earnings assets and our focus on growing other operating income in asset management and other areas

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principles

•	Expected rates of return, yields and projected results

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

PART I

ITEM 1 - BUSINESS

General

First Northern Community Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Its legal headquarters and principal administrative offices are located at 195 N. First Street, Dixon, CA 95620 and its telephone number is (707) 678-3041. The Company provides a full range of community banking services to individual and corporate customers throughout the California Counties of Solano, Yolo, Placer and Sacramento as well as portions of El Dorado and Contra Costa Counties through its wholly owned subsidiary bank, First Northern Bank of Dixon ("First Northern" or the "Bank"). The Company's operating policy since inception has emphasized the banking needs of individuals and small to medium sized businesses. In addition, the Bank owns 100% of the capital stock of Yolano Realty Corporation, a subsidiary created for the purpose of managing selected other real estate owned properties.

The Bank was established in 1910 under a California state charter as Northern Solano Bank, and opened for business on February 1st of that year. On January 2, 1912, the First National Bank of Dixon was established under a federal charter, and until 1955, the two entities operated side by side under the same roof and with the same management. In an effort to increase efficiency of operation, reduce operating expense, and improve lending capacity, the two banks were consolidated on April 8, 1955, with the First National Bank of Dixon as the surviving entity. On January 1, 1980, the Bank's federal charter was relinquished in favor of a California state charter, and the Bank's name was changed to First Northern Bank of Dixon.

In April of 2000, the shareholders of First Northern approved a corporate reorganization, which provided for the creation of the bank holding company. This reorganization, effected May 19, 2000, enabled the Company to better compete and grow in its competitive and rapidly changing marketplace.

The Bank has ten full service branches located in the cities of Auburn, Davis, Dixon, Fairfield, Roseville, Sacramento, Vacaville, West Sacramento, Winters and Woodland. The Bank has one satellite banking office inside a retirement community in the city of Davis and a residential mortgage loan office in Davis. The Bank's Asset Management & Trust Department is headquartered in Downtown Sacramento and serves the Bank's entire market area. Similarly, the Bank engages financial advisors, through Raymond James Financial Services, Inc., who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in Davis and Auburn. The Bank also has a commercial loan office in the Contra Costa County city of Walnut Creek that serves the East Bay Area's small to medium-sized business lending needs. The Bank's operations center is located in Dixon and provides back-office support including information services, central operations, and the central loan department.

The Company is in the commercial banking business and generates most of its revenue by providing a wide range of products and services to small and middle sized businesses and individuals through its subsidiary bank including accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans. It also issues cashier's checks, sells travelers' checks, rents safe deposit boxes, and provides other customary banking services.

The Bank's principal source of revenue comes from interest income. Interest income is primarily derived from interest and fees on loans and leases, interest on investments, and due from banks interest bearing accounts. For the year ended December 31, 2016, these sources comprised 85%, 11% and 2%, respectively of the Company's interest income.

The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and all deposit accounts are insured by the FDIC to the maximum amount permitted by law, currently $250,000 per depositor. Most of the Bank's deposits are attracted from the market of northern and central Solano County and southern and central Yolo County. The Bank's deposits are not received from a single depositor or group of affiliated depositors, the loss of any one which would have a materially adverse impact on the business of the Company. A material portion of the Bank's deposits are not concentrated within a single industry group of related industries.

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

As of December 31, 2016, the Company had consolidated assets of approximately $1.2 billion, deposits of approximately $1.1 million and shareholder's equity of $92.3 million. The Company and its subsidiaries employed 185 full-time equivalent employees as of December 31, 2016.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both member and non-member financial institutions' deposits.  Such actions significantly affect the overall growth and distribution of loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits.  Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in an effort to stimulate economic growth and reduce levels of unemployment, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  In December 2016, the FRB raised the target range for the federal funds rate to 1/2 to 3/4%. The FRB indicated that the increase notwithstanding, the stance of monetary policy remains accommodative, thereby supporting a policy aimed at further strengthening in the labor market and a return to 2% inflation.  The FRB further indicated that it expects economic conditions to evolve in a manner which will warrant only gradual further increases in the federal funds rate.  The FRB also indicated that it intended to continue its policy of holding longer-term Agency and Treasury securities at sizable levels to help maintain accommodative financial conditions. We cannot predict with any certainty the degree to which the FRB will continue its accommodative monetary policies, nor the timing of further easing of these policies.

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
The following tables present the capital ratios for the Company and the Bank as of December 31, 2016 (calculated in accordance with the Basel III capital rules):

	The Company
	2016		Adequately Capitalized
	Capital	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$94,648	8.2%	4.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	94,648	12.1%	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	94,648	12.1%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	104,486	13.3%	8.0%

	The Bank
	2016		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$92,153	8.0%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	92,153	11.7%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	92,153	11.7%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	101,991	13.0%	8.0%	10.0%

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

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in one of five capital categories ranging from "well-capitalized" to "critically under-capitalized."

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "under-capitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2016, the Company and the Bank exceeded the required ratios for classification as "well capitalized."  Institutions that are "under-capitalized" or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital.  An "under-capitalized" bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits.

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

Restrictions on Dividends and Other Distributions

The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and liquidity needs of the institution, as well as general business conditions.  FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

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

In October 2010, the FDIC adopted a comprehensive, long-range "restoration" plan for the DIF to better ensure the adequacy of the ratio of the fund's reserves to insured deposits.  There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.

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

Certain CFPB Rules

In 2013, the Consumer Financial Protection Bureau (CFPB) issued an Ability-to-Repay rule that all newly originated residential mortgages must meet, effective with new applications received as of January 10, 2014. The Ability-to-Repay rule establishes guidelines that the lender must follow when reviewing an applicant's income, obligations, assets, liabilities, and credit history and requires that the lender make a reasonable and good faith determination of an applicant's ability to repay the loan according to its terms. Lenders will be presumed to have met the Ability-to-Repay rule by originating loans that meet the criteria for "Qualified Mortgages", which are set forth in detail in the rule. The mortgage loans originated by the Bank with the intent to sell them to Freddie Mac meet the Qualified Mortgage criteria.

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

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. This sweeping legislation has affected U.S. financial institutions, including us, in many ways, some of which have increased, or may increase in the future, the cost of doing business and have presented other challenges to the financial services industry. Many of the law's provisions have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented and, therefore, the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The law contains many provisions which may have particular relevance to our business, including provisions that have resulted in adjustments to our FDIC deposit insurance premiums and that can be expected to result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits.

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

The Bank is Subject to Lending Risks of Loss and Repayment Associated with Commercial Banking Activities which could Adversely Affect the Bank's Financial Condition and Results of Operations

The Bank's business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans, and commercial and multi-family real estate loans.  The principal factors affecting the Bank's risk of loss in connection with commercial business loans include the borrower's ability to manage its business affairs and cash flows, general economic conditions and, with respect to agricultural loans, weather and climate conditions.  For approximately the past five years, California has experienced severe drought conditions.  While rainfall levels have improved considerably since 2015, there can be no assurance that the drought will not return with consequent difficulties for the California economy and our commercial loan customers, particularly in the agricultural sector.  Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank's Financial Condition and Results of Operations

The Bank's allowance for estimated losses on loans was approximately $10.9 million, or 1.60% of total loans, at December 31, 2016, compared to $9.3 million, or 1.51% of total loans, at December 31, 2015, and 258.5% of total non-performing loans net of guaranteed portions at December 31, 2016, compared to 358.8% of total non-performing loans, net of guaranteed portions at December 31, 2015.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank's loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank's other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank's foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DBO, as an integral part of their examination process, periodically review the Bank's allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank's financial condition and results of operations.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience" below.

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2016, approximately 75% of the Bank's loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2016, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 70% and 5%, respectively, of the total loans in the Bank's portfolio.  At December 31, 2016, all of the Bank's real estate mortgage and construction loans and approximately 12% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate in the future.  Further deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process.

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

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2016, approximately 75% of the Bank's loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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

Poor economic conditions in California, and especially the regional markets we serve, will cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units continue or economic conditions in California decline, we expect that our level of problem assets will increase and our prospects for growth will be impaired.

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on "interest rate differentials" and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank's interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank's interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank's control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  The Bank is generally adversely affected by declining interest rates.  For the past several years, in response to the financial crisis which began in 2008 and the ensuing recession, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  In December 2016, the FRB raised the target range for the federal funds rate to 1/2 to 3/4%. The FRB indicated that the increase notwithstanding, the stance of monetary policy remains accommodative, thereby supporting a policy aimed at further strengthening in the labor market and a return to 2% inflation.  The FRB further indicated that it expects economic conditions to evolve in a manner which will warrant only gradual further increases in the federal funds rate.  The FRB also indicated that it intended to continue its policy of holding longer-term Agency and Treasury securities at sizable levels to help maintain accommodative financial conditions. We cannot predict with any certainty the degree to which the FRB will continue its accommodative monetary policies, nor the timing of further easing of these policies.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Potential Volatility of Deposits May Increase Our Cost of Funds

At December 31, 2016 and December 31, 2015, 1% and 2% of the dollar value of the Company's total deposits was represented by time certificates of deposit in excess of $250,000, respectively.  Although we have adopted a pricing strategy designed to reduce the level of time deposits, these deposits are also considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company's liquidity, profitability, business prospects, results of operations and cash flows.

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

Under the applicable Federal regulatory guidance, financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes that enable recovery of data and business operations and that address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. While we do not believe that these statements contain any new regulatory expectations, they do indicate that the regulators regard cyber-security to be a matter of great importance for U.S. financial institutions. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial sanctions.

In July of 2015, the Federal bank regulators announced the issuance of a cybersecurity assessment tool, the output of which can assist a financial institution's senior management and board of directors in assessing the institution's cybersecurity risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution's level of cybersecurity risk. The second part of the assessment tool is cybersecurity maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators plan to utilize the assessment tool as part of their examination process when evaluating financial institutions' cybersecurity preparedness in information technology and safety and soundness examinations and inspections.  Failure to effectively utilize this tool would result in regulatory criticism.  Significant resources may be required to adequately implement the tool and address any assessment concerns regarding preparedness. Management conducted an initial cyber-security assessment using this tool and expects to perform additional periodic assessments to facilitate the identification and remediation of any concerns regarding our cyber-security preparedness.

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

In the future the Company may be required to recognize impairment with respect to investment securities which may adversely affect our Results of Operations

The Company's securities portfolio currently includes securities with unrecognized losses.  The Company may continue to observe declines in the fair market value of these securities.  Management evaluates the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize impairment charges with respect to these and other holdings.

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

The Bank owns three branch office locations and two administrative facilities and leases ten facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

The following table summarizes the range of reported high and low bid quotations of the Company's Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2016	$9.33	$7.74
3rd Quarter 2016	$7.83	$7.56
2nd Quarter 2016	$7.63	$7.38
1st Quarter 2016	$7.91	$7.38

4th Quarter 2015	$7.56	$7.29
3rd Quarter 2015	$7.58	$6.98
2nd Quarter 2015	$7.25	$6.92
1st Quarter 2015	$7.37	$7.11

*  Price adjusted for stock dividends in the indicated periods for the 4% stock dividends payable March 31, 2017, and 2016, as described below.

As of March 1, 2017, there were approximately 1,354 holders of record of the Company's common stock, no par value.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 27, 2015	4%	March 31, 2015
February 29, 2016	4%	March 31, 2016
February 28, 2017	4%	March 31, 2017

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See "Business – Restrictions on Dividends and Other Distributions" above.  The Company made no repurchases of common stock in the twelve months ended December 31, 2016.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company's audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2013, and 2012 have been derived from the Company's historical consolidated financial statements not included in this Report.  The financial information for 2016, 2015, and 2014 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is in Part II (Item 7) of this Report and with the Company's audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2016	2015	2014	2013	2012

Interest and Dividend Income	$35,967	$31,440	$29,585	$27,537	$26,964
Interest Expense	(1,157)	(1,154)	(1,291)	(1,265)	(1,802)
Net Interest Income	34,810	30,286	28,294	26,272	25,162
Provision for Loan Losses	(1,800)	(650)	(1,800)	(1,200)	(3,276)
Net Interest Income after Provision for Loan Losses	33,010	29,636	26,494	25,072	21,886
Non-Interest Income	7,278	7,596	7,480	9,300	9,442
Non-Interest Expense	(27,352)	(26,571)	(25,314)	(26,134)	(24,959)
Income before Taxes	12,936	10,661	8,660	8,238	6,369
Provision for Taxes	(4,885)	(3,740)	(2,790)	(2,854)	(1,723)
Net Income	$8,051	$6,921	$5,870	$5,384	$4,646

Preferred Stock Dividend and Accretion	—	(105)	(129)	(677)	(1,139)

Net Income available to common shareholders	$8,051	$6,816	$5,741	$4,707	$3,507

Basic Income Per Share	$0.73	$0.62	$0.52	$0.43	$0.32

Diluted Income Per Share	$0.73	$0.62	$0.52	$0.43	$0.32

Total Assets	$1,166,763	$1,044,625	$957,884	$897,669	$831,483

Total Investments	$277,079	$183,351	$151,226	$173,269	$184,491

Total Loans, including Loans Held-for-Sale, net	$673,096	$606,204	$538,470	$508,113	$445,008

Total Deposits	$1,063,696	$948,114	$857,052	$803,787	$730,811

Total Equity	$92,298	$85,849	$92,051	$84,908	$92,325

Weighted Average Shares of Common Stock outstanding used for Basic Income Per Share Computation (1)	11,032,913	10,996,932	10,953,117	10,928,435	10,900,357

Weighted Average Shares of Common Stock outstanding used for Diluted Income Per Share Computation (1)	11,103,933	11,057,886	11,010,258	10,970,124	10,930,051

Return on Average Total Assets	0.74%	0.69%	0.62%	0.62%	0.58%

Net Income/Average Equity	8.87%	7.41%	6.59%	6.36%	5.11%

Net Income/Average Deposits	0.81%	0.76%	0.69%	0.70%	0.66%

Average Loans/Average Deposits	63.57%	62.18%	60.71%	61.06%	62.22%

Average Equity to Average Total Assets	8.31%	9.25%	9.46%	9.83%	11.34%

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

Certain reclassifications of prior period amounts have been made to conform to current classifications.  Reclassifications of prior period amounts were made between "Interest and Fees on Loans," "Salaries and Employee Benefits," and "Other Expenses."  These revisions did not affect net income, the balance sheet, cash flows or stockholders' equity for any period.  For additional discussion, see Note 1(s) to the Consolidated Financial Statements in this Form 10-K.

Financial highlights for 2016 include:

The Company reported net income of $8.1 million for 2016, a 17.4% increase compared to net income of $6.9 million for 2015.  Net income available to common shareholders totaled $8.1 million, a 19.1% increase compared to net income available to common shareholders of $6.8 million for 2015.  Net income per common share for 2016 was $0.73 and resulted in an increase in net income per common share of 17.7% compared to net income per common share (after consideration of dividends on preferred stock paid to the U.S. Treasury) of $0.62 for 2015.  Net income per common share on a fully diluted basis was $0.73 for 2016, an increase of 17.7% compared to net income per common share on a fully diluted basis of $0.62 for 2015.

Loans (including loans held-for-sale), net of allowance, increased to $673.1 million at December 31, 2016, an 11.0% increase from $606.2 million at December 31, 2015.  Commercial loans totaled $126.3 million at December 31, 2016, down 7.2% from $136.1 million at December 31, 2015; commercial real estate loans were $344.2 million, up 17.8% from $292.3 million at December 31, 2015; agriculture loans were $101.9 million, up 20.2% from $84.8 million at December 31, 2015; residential mortgage loans were $40.2 million, down 7.4% from $43.4 million at December 31, 2015; residential construction loans were $23.7 million, up 95.9% from $12.1 million at December 31, 2015; and consumer loans totaled $43.3 million, down 4.6% from $45.4 million at December 31, 2015.

Average deposits increased to $992.9 million during 2016, an $85.4 million or 9.4% increase from 2015.

The Company reported average total assets of $1.09 billion at December 31, 2016, up 7.9% from $1.01 billion a year earlier.

The provision for loan losses in 2016 totaled $1.8 million, an increase of 157.1% from $0.7 million in 2015.  Net charge-offs were $152 thousand in 2016 compared to $18 thousand in net recoveries in 2015.  The increase in the provision for loan losses was primarily due to loan growth, coupled with increased net charge-offs, which was partially offset by improvements in credit quality.

Net interest income totaled $34.8 million for 2016, an increase of 14.9% from $30.3 million in 2015, primarily due to increased average loan volumes, increased loan rates, increased average investment securities volumes, decreased rates on interest-bearing transaction deposits, savings, and money market accounts, which was partially offset by decreased average due from banks, decreased investment securities rates, increased average interest-bearing transaction, savings and money market account volumes.

Non-interest income totaled $7.3 million for 2016, a decrease of 4.0% from $7.6 million in 2015.  The decrease was primarily due to decreases in gains on sales of other real estate owned.

Non-interest expenses totaled $27.4 million for 2016, up 3.0% from $26.6 million in 2015.  The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment expenses, and other operating expenses.

In 2017, the Company intends to continue its long-term strategy of maintaining deposit growth to fund growth in loans and other earning assets and intends to identify opportunities for growing other non-interest income in areas such as Investment and Brokerage Services, while remaining conscious of the need to maintain appropriate expense levels.

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

Impact of Recently Issued Accounting Standards

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01, among other things:

•
Require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

•	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
•	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).
•
Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

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

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company currently leases ten properties.  The effect to the Company's financial statements will be a recordation of a lease liability and a right-of-use asset.  Management has not yet quantified the lease liability and right-of-use asset and is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently gathering data required to measure expected credit losses in accordance with this ASU, and will then evaluate the impact of this ASU on the Company's consolidated financial statements.  While the Company has not quantified the impact of this ASU, it does expect changing from the current loss model to an expected loss model to result in an earlier recognition of losses.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The amendments in ASU 2016-15 provide cash flow statement guidance on eight specific cash flow issues in order to reduce the current and potential diversity in practice.  The amendments are effective for public companies for fiscal years beginning after December 15, 2017.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory.  The amendments are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements.  The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business.  The amendments in ASU 2017-01 clarify the definition and provide a more robust framework to use in determining when a set of assets and activities constitutes a business.  ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  These amendments apply to ASU 2014-9 (Revenue from Contracts with Customers), ASU 2016-02 (Leases), and ASU 2016-13 (Financial Instruments - Credit Losses).  The Company does not expect these amendments to have a significant impact on its consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2016		2015		2014

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$169,823	15.54%	$242,556	24.03%	$219,947	23.36%
Certificates of Deposit	16,615	1.52%	12,704	1.26%	11,608	1.23%
Investment Securities	237,127	21.70%	153,340	15.19%	159,602	16.95%
Loans (1)	631,181	57.75%	564,275	55.89%	512,902	54.46%
Stock in Federal Home Loan Bank and other equity securities, at cost	4,263	0.39%	3,934	0.39%	3,868	0.41%
Other Real Estate Owned	7	0.00%	173	0.02%	169	0.02%
Other Assets	33,958	3.10%	32,556	3.22%	33,687	3.57%
Total Assets	$1,092,974	100.00%	$1,009,538	100.00%	$941,783	100.00%

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand	$329,933	30.19%	$303,760	30.10%	$277,204	29.45%
Interest-Bearing Transaction Deposits	269,197	24.63%	243,063	24.08%	216,915	23.03%
Savings & MMDAs	309,638	28.33%	276,561	27.39%	260,421	27.64%
Time Certificates	84,087	7.69%	84,038	8.32%	90,330	9.59%
Borrowed Funds	—	0.00%	—	0.00%	—	0.00%
Other Liabilities	9,309	0.85%	8,706	0.86%	7,797	0.83%
Stockholders' Equity	90,810	8.31%	93,410	9.25%	89,116	9.46%
Total Liabilities & Stockholders' Equity	$1,092,974	100.00%	$1,009,538	100.00%	$941,783	100.00%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
 Average Balances, Yields and Rates
(Dollars in thousands)

	2016				2015			2014
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Loans (1)	$631,181	$30,848	4.89%	$564,275	$27,562	4.88%	$512,902	$25,789	5.03%

Loan Fees(2)	—	(151)	(0.03)%	—	(258)	(0.04)%	—	(329)	(0.07)%

Total Loans, Including
Loan Fees	631,181	30,697	4.86%	564,275	27,304	4.84%	512,902	25,460	4.96%

Due From Banks	144,996	746	0.51%	220,119	566	0.26%	203,294	511	0.25%

Certificates of Deposit	16,615	145	0.87%	12,704	93	0.73%	11,608	84	0.72%

Investment Securities:
Taxable	223,011	3,582	1.61%	144,849	2,725	1.88%	150,661	2,898	1.92%

Non-taxable (3)	14,116	276	1.96%	8,491	271	3.19%	8,941	354	3.96%

Total Investment Securities	237,127	3,858	1.63%	153,340	2,996	1.95%	159,602	3,252	2.04%

Other Earning Assets	4,263	521	12.22%	3,934	481	12.23%	3,868	278	7.19%

Total Earning Assets	$1,034,182	$35,967	3.48%	$954,372	$31,440	3.29%	$891,274	$29,585	3.32%

Cash and Due from Banks	24,827			22,437			16,653

Premises and Equipment	7,350			7,129			7,386

Other Real Estate Owned	7			173			169

Interest Receivable and Other Assets	26,608			25,427			26,301

Total Assets	$1,092,974			$1,009,538			$941,783

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.

(2)  Includes amortization of deferred loan fees and costs.  Certain reclassifications of prior period amounts have been made to conform to current classifications.  Reclassifications of prior period amounts were made between "Interest and Fees on Loans," "Salaries and Employee Benefits," and "Other Expenses."  These revisions did not affect net income, the balance sheet, cash flows or stockholders' equity for any period.  For additional discussion, see Note 1(s) to the Consolidated Financial Statements in this Form 10-K.

(3)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2016			2015			2014

Liabilities and Stockholders' Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$269,197	$309	0.11%	$243,063	$294	0.12%	$216,915	$299	0.14%

Savings & MMDAs	309,638	511	0.17%	276,561	521	0.19%	260,421	618	0.24%

Time Certificates	84,087	337	0.40%	84,038	339	0.40%	90,330	374	0.41%

Total Interest-Bearing Deposits	662,922	1,157	0.17%	603,662	1,154	0.19%	567,666	1,291	0.23%

Borrowed Funds	—	—	0.00%	—	—	0.00%	-	-	0.00%

Total Interest-Bearing
Deposits and Funds	662,922	1,157	0.17%	603,662	1,154	0.19%	567,666	1,291	0.23%

Demand Deposits	329,933	—	0.00%	303,760	—	0.00%	277,204	—	0.00%

Total Deposits and Borrowed Funds	992,855	$1,157	0.12%	907,422	$1,154	0.13%	844,870	$1,291	0.15%

Interest payable and Other Liabilities	9,309			8,706			7,797

Stockholders' Equity	90,810			93,410			89,116

Total Liabilities and Stockholders' Equity	$1,092,974			$1,009,538			$941,783

Net Interest Income and
Net Interest Margin (1)		$34,810	3.37%		$30,286	3.17%		$28,294	3.17%

Net Interest Spread (2)			3.31%			3.10%			3.09%

(1)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2016 over 2015 and 2015 over 2014.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2016 Over 2015			2015 Over 2014
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$3,231	$55	$3,286	$2,552	$(779)	$1,773

Loan Fees(1)	107	—	107	71	—	71

Due From Banks	(241)	421	180	37	18	55

Certificates of Deposit	32	20	52	8	1	9

Investment Securities	1,418	(556)	862	(120)	(136)	(256)

Other Assets	40	—	40	5	198	203

	$4,587	$(60)	$4,527	$2,553	$(698)	$1,855

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	$36	$(21)	$15	$37	$(42)	$(5)

Savings & MMDAs	53	(63)	(10)	38	(135)	(97)

Time Certificates	(2)	—	(2)	(26)	(9)	(35)

Borrowed Funds	—	—	—	—	—	—

	$87	$(84)	$3	$49	$(186)	$(137)

Increase in Net Interest Income:	$4,500	$24	$4,524	$2,504	$(512)	$1,992

(1)
Certain reclassifications of prior period amounts have been made to conform to current classifications.  Reclassifications of prior period amounts were made between "Interest and Fees on Loans," "Salaries and Employee Benefits," and "Other Expenses."  These revisions did not affect net income, the balance sheet, cash flows or stockholders' equity for any period.  For additional discussion, see Note 1(s) to the Consolidated Financial Statements in this Form 10-K.

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, of the previous three fiscal years is as follows (dollars in thousands):

	2016	2015	2014
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$28,652	$20,186	$—
Securities of U.S. Government Agencies and Corporations	24,197	33,997	28,429
Obligations of State & Political Subdivisions	30,888	25,709	20,763
Collateralized Mortgage Obligations	49,938	10,932	12,553
Mortgage-Backed Securities	143,404	92,527	89,481

Total Investments	$277,079	$183,351	$151,226

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and yields of the Company's investment securities as of December 31, 2016.  The yields on tax-exempt securities are shown on a tax equivalent basis.

Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$10,033	0.87%	$18,619	1.05%	$—	—
Securities of U.S. Government Agencies and Corporations	1,996	0.92%	22,201	1.21%	—	—
Obligations of State & Political Subdivisions	5,953	2.20%	16,090	2.17%	8,845	3.84%
Collateralized Mortgage Obligations	133	2.94%	49,805	1.58%	—	—
Mortgage-Backed Securities	1,516	2.28%	136,359	1.71%	5,529	2.00%

TOTAL	$19,631	1.40%	$243,074	1.62%	$14,374	3.13%

	Total
	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$28,652	0.99%
Securities of U.S. Government Agencies and Corporations	24,197	1.19%
Obligations of State & Political Subdivisions	30,888	2.65%
Collateralized Mortgage Obligations	49,938	1.58%
Mortgage-Backed Securities	143,404	1.73%

TOTAL	$277,079	1.68%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2016		2015		2014

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$126,311	18.6%	$136,095	22.2%	$120,751	22.1%
Commercial Real Estate	344,210	50.6%	292,316	47.6%	256,955	47.1%
Agriculture	101,905	15.0%	84,813	13.8%	61,144	11.2%
Residential Mortgage	40,237	5.9%	43,375	7.0%	50,511	9.3%
Residential Construction	23,650	3.5%	12,110	2.0%	5,963	1.1%
Consumer	43,250	6.4%	45,386	7.4%	49,911	9.2%
	679,563	100.0%	614,095	100.0%	545,235	100.0%
Allowance for loan losses	(10,899)		(9,251)		(8,583)
Net deferred origination fees and costs	1,106		1,009		1,327
TOTAL	$669,770		$605,853		$537,979
	2013		2012

	Balance	Percent	Balance	Percent

Commercial	$110,644	21.5%	$88,810	19.8%
Commercial Real Estate	235,296	45.7%	188,426	42.0%
Agriculture	51,730	10.0%	52,747	11.8%
Residential Mortgage	52,809	10.3%	51,266	11.4%
Residential Construction	10,444	2.0%	7,586	1.7%
Consumer	54,079	10.5%	59,393	13.3%
	515,002	100.0%	448,228	100.0%
Allowance for loan losses	(9,353)		(8,554)
Net deferred origination fees and costs	1,201		775
TOTAL	$506,850		$440,449

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

As shown in the comparative figures for loan mix during 2016 and 2015, total loans increased as a result of increases in commercial real estate, agriculture loans, and residential construction loans, which were partially offset by decreases in commercial loans, residential mortgage and consumer loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2016 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$8,328	$95,554	$103,882
After one year through five years	82,540	42,743	125,283
After five years	90,208	360,190	450,398

Total	$181,076	$498,487	$679,563

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

The following tables summarize the Company's non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2016, 2015, 2014, 2013, and 2012.

	At December 31, 2016			At December 31, 2015
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$5,000	$2,000	$3,000	$112	$57	$55
Commercial real estate	540	81	459	964	95	869
Agriculture	—	—	—	—	—	—
Residential mortgage	654	—	654	1,092	—	1,092
Residential construction	—	—	—	—	—	—
Consumer	103	—	103	560	—	560
Total non-accrual loans	$6,297	$2,081	$4,216	$2,728	$152	$2,576

	At December 31, 2014			At December 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$2,151	$82	$2,069	$2,609	$202	$2,407
Commercial real estate	672	—	672	2,607	200	2,407
Agriculture	—	—	—	1,590	—	1,590
Residential mortgage	1,691	—	1,691	2,166	—	2,166
Residential construction	71	—	71	93	—	93
Consumer	652	—	652	505	23	482
Total non-accrual loans	$5,237	$82	$5,155	$9,570	$425	$9,145

	At December 31, 2012
	Gross	Guaranteed	Net

Commercial	$2,853	$73	$2,780
Commercial real estate	1,879	—	1,879
Agriculture	—	—	—
Residential mortgage	2,095	—	2,095
Residential construction	—	—	—
Consumer	441	50	391
Total non-accrual loans	$7,268	$123	$7,145

Non-accrual loans amounted to $6,297,000 at December 31, 2016 and were comprised of three residential mortgage loans totaling $654,000, two commercial real estate loans totaling $540,000, one commercial loan totaling $5,000,000, and one consumer loan totaling $103,000.  Non-accrual loans amounted to $2,728,000 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092,000, four commercial real estate loans totaling $964,000, four commercial loans totaling $112,000, and four consumer loans totaling $560,000.  Non-accrual loans amounted to $5,237,000 at December 31, 2014 and were comprised of six residential mortgage loans totaling $1,691,000, two residential construction loans totaling $71,000, five commercial real estate loans totaling $672,000, seven commercial loans totaling $2,151,000, and five consumer loans totaling $652,000.

The five largest non-accrual loans as of December 31, 2016, totaled approximately $6,182,000 or 98% of total non-accrual loans and consisted of two residential mortgage loans totaling $643,000, supported by residential property located within the Company's market area, two commercial real estate loans totaling $539,000, supported by commercial properties located within the Company's market area, and one commercial loan totaling $5,000,000, supported by the borrower's guarantor and a partial government guarantee.  The collateral securing all of these loans is generally appraised every six months.

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

If interest on non-accrual loans had been accrued, such interest income would have approximated $270,000, $268,000, and $570,000, during the years ended December 31, 2016, 2015, and 2014, respectively.  Income actually recognized for these loans approximated $38,000, $39,000, and $327,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2016, 2015, and 2014 consisting of loans on non-accrual status totaled $6,297,000, $2,728,000, and $5,237,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $4,662,000, $5,350,000, and $5,467,000 at December 31, 2016, 2015, and 2014, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing as of December 31, 2016.  The Company had one loan totaling $2,000 that was 90 days past due and still accruing at December 31, 2015.  The Company had no loans 90 days past due and still accruing at December 31, 2014.

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $1,638,000, or 63.5%, to $4,216,000 from December 31, 2015 and decreased $3,130,000 or 56.2%, at December 31, 2015 from December 31, 2014.  Non-performing assets net of guarantees represent 0.4%, 0.3%, and 0.6% of total assets at December 31, 2016, 2015, and 2014, respectively.  The Bank's management believes that the $6,297,000 in non-accrual loans were appropriately reflected at their fair value at December 31, 2016.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2016			At December 31, 2015
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$6,297	$2,081	$4,216	$2,728	$152	$2,576
Loans 90 days past due and still accruing	—	—	—	2	—	2
Total non-performing loans	6,297	2,081	4,216	2,730	152	2,578
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	6,297	2,081	4,216	2,730	152	2,578
Non-performing loans to total loans			0.6%			0.4%
Non-performing assets to total assets			0.4%			0.3%
Allowance for loan and lease losses to non-performing loans			258.5%			358.8%

	At December 31, 2014			At December 31, 2013
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$5,237	$82	$5,155	$9,570	$425	$9,145
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	5,237	82	5,155	9,570	425	9,145
Other real estate owned	736	—	736	—	—	—
Total non-performing assets	5,973	82	5,891	9,570	425	9,145
Non-performing loans to total loans			0.9%			1.8%
Non-performing assets to total assets			0.6%			1.0%
Allowance for loan and lease losses to non-performing loans			166.5%			102.3%

	At December 31, 2012
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$7,268	$123	$7,145
Loans 90 days past due and still accruing	—	—	—
Total non-performing loans	7,268	123	7,145
Other real estate owned	1,062	—	1,062
Total non-performing assets	8,330	123	8,207
Non-performing loans to total loans			1.6%
Non-performing assets to total assets			1.0%
Allowance for loan and lease losses to non-performing loans			119.7%

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

OREO amounted to $0, $0, and $736,000 for the periods ended December 31, 2016, 2015, and 2014, respectively.

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

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Losses on loans secured by owner-occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resultant over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

Construction loans, whether owner occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction itself, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Again, losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as changing weather conditions.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

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

Excluding the non-performing loans cited previously, loans totaling $3,324,000 and $19,002,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2016 and 2015, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at December 31, 2016 and 2015.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2016 and 2015 was 1.60% and 1.51%, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considered the $10,899,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2016.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2016	2015	2014	2013	2012

Balance at Beginning of Year	$9,251	$8,583	$9,353	$8,554	$10,408
Provision for Loan Losses	1,800	650	1,800	1,200	3,276
Loans Charged-Off:
Commercial	(446)	(44)	(2,288)	(168)	(3,498)
Commercial Real Estate	(15)	(7)	(69)	(17)	(375)
Agriculture	—	—	—	(1)	(116)
Residential Mortgage	(13)	(211)	(71)	(333)	(864)
Residential Construction	—	—	—	(127)	(167)
Consumer	(65)	(175)	(393)	(572)	(875)

Total Charged-Off	(539)	(437)	(2,821)	(1,218)	(5,895)

Recoveries:
Commercial	37	102	58	377	306
Commercial Real Estate	—	18	—	51	—
Agriculture	81	—	—	3	4
Residential Mortgage	1	219	—	157	—
Residential Construction	5	60	86	45	341
Consumer	263	56	107	184	114

Total Recoveries	387	455	251	817	765

Net (Charge-offs) Recoveries	(152)	18	(2,570)	(401)	(5,130)

Balance at End of Year	$10,899	$9,251	$8,583	$9,353	$8,554

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(0.02%)	0.00%	(0.49%)	(0.09%)	(1.18%)
Allowance as a percentage of Total Loans	1.60%	1.51%	1.57%	1.81%	1.91%
Allowance as a percentage of Non-performing loans, net of guarantees	258.5%	358.8%	166.5%	102.3%	119.7%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2016			December 31, 2015			December 31, 2014

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$3,571	32.8%	18.3%	$3,097	33.5%	22.0%	$3,581	41.7%	21.8%
Commercial Real Estate	3,910	35.9%	50.9%	3,343	36.1%	47.8%	1,825	21.2%	47.5%
Agriculture	1,262	11.6%	15.0%	1,060	11.5%	13.9%	580	6.8%	11.3%
Residential Mortgage	660	6.0%	5.9%	739	8.0%	7.0%	1,181	13.8%	9.2%
Residential Construction	440	4.0%	3.5%	334	3.6%	1.9%	161	1.9%	1.1%
Consumer	498	4.6%	6.4%	641	6.9%	7.4%	886	10.3%	9.1%
Unallocated	558	5.1%	—	37	0.4%	—	369	4.3%	—

Total	$10,899	100.0%	100.0%	$9,251	100.0%	100.0%	$8,583	100.0%	100.0%

	December 31, 2013			December 31, 2012

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$3,199	34.2%	21.2%	$2,899	33.9%	19.5%
Commercial Real Estate	2,290	24.5%	46.0%	1,723	20.1%	42.4%
Agriculture	557	6.0%	10.1%	915	10.7%	11.8%
Residential Mortgage	1,216	13.0%	10.2%	1,148	13.4%	11.4%
Residential Construction	441	4.7%	2.0%	724	8.5%	1.6%
Consumer	1,023	10.9%	10.5%	1,110	13.0%	13.3%
Unallocated	627	6.7%	—	35	0.4%	—

Total	$9,353	100.0%	100.0%	$8,554	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2016		2015		2014
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$329,933	—	$303,760	—	$277,204	—

Interest-Bearing Demand (NOW)	$269,197	0.11%	$243,063	0.12%	$216,915	0.14%

Savings and MMDAs	$309,638	0.17%	$276,561	0.19%	$260,421	0.24%

Time	$84,087	0.40%	$84,038	0.40%	$90,330	0.41%

The following table sets forth by time remaining to maturity the Bank's time deposits in the amount of $250,000 or more (dollars in thousands) as of December 31, 2016:

Three months or less	$2,676

Over three months through twelve months	10,058

Over twelve months	2,524

Total	$15,258

Short-Term Borrowings

The Company had no secured borrowings from the U.S. Treasury and no Federal Funds purchased at December 31, 2016 and December 31, 2015.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank ("FHLB") secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2016, the Company had collateral borrowing capacity from the FHLB of $260,380,000 and at such date, also had unsecured Federal Funds lines of credit totaling $77,000,000 with correspondent banks.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2016 and 2015.  Average outstanding balances of long-term borrowings, were $0 during 2016 and 2015.

Overview

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net income available to common shareholders for the year ended December 31, 2016, was $8.1 million, representing an increase of $1.3 million, or 19.1%, compared to net income available to common shareholders of $6.8 million for the year ended December 31, 2015.  The increase in net income available to common shareholders was principally attributable to a $4.5 million increase in interest income, which was partially offset by a $1.2 million increase in provision for loan loss, a $0.8 million increase in non-interest expense, and a $1.1 million increase in provision for income tax.

Total assets increased by $122.1 million, or 11.7%, to $1.167 billion as of December 31, 2016, compared to $1.045 billion at December 31, 2015.  The increase in total assets was mainly due to a $93.7 million increase in investment securities and a $66.9 million increase in net loans (including loans held-for-sale), which was partially offset by a $41.2 million decrease in cash.  Total deposits increased $115.6 million, or 12.2%, to $1.064 billion as of December 31, 2016, compared to $948.1 million at December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net income available to common shareholders for the year ended December 31, 2015, was $6.8 million, representing an increase of $1.1 million, or 19.3%, compared to net income available to common shareholders of $5.7 million for the year ended December 31, 2014.  The increase in net income available to common shareholders was principally attributable to a $1.9 million increase in interest income and a $1.2 million decrease in provision for loan loss, which was partially offset by a $1.3 million increase in non-interest expense and a $1.0 million increase in provision for income tax.

Total assets increased by $86.7 million, or 9.1%, to $1.045 billion as of December 31, 2015, compared to $957.9 million at December 31, 2014.  The increase in total assets was mainly due to a $32.1 million increase in investment securities and a $67.7 million increase in net loans (including loans held-for-sale), which was partially offset by a $15.4 million decrease in cash.  Total deposits increased $91.1 million, or 10.6%, to $948.1 million as of December 31, 2015, compared to $857.1 million at December 31, 2014.

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank's loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank's interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period.  The $4,524,000 increase in the Bank's net interest income in 2016 from 2015 was due primarily to the effects of higher loan volumes, higher investment securities volumes, and higher loan interest rates, which was partially offset by lower return on investment securities.  The $1,992,000 increase in the Bank's net interest income in 2015 from 2014 was due primarily to the effects of higher loan volumes and lower deposit liabilities interest rates, which was partially offset by lower loan interest rates, lower return on investment securities, lower investment securities volumes, and higher deposit liabilities volumes.

Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in an effort to stimulate economic growth and reduce levels of unemployment, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  In December 2016, the FRB raised the target range for the federal funds rate to 1/2 to 3/4%. The FRB indicated that the increase notwithstanding, the stance of monetary policy remains accommodative, thereby supporting a policy aimed at further strengthening in the labor market and a return to 2% inflation.  The FRB further indicated that it expects economic conditions to evolve in a manner which will warrant only gradual further increases in the federal funds rate.  The FRB also indicated that it intended to continue its policy of holding longer-term Agency and Treasury securities at sizable levels to help maintain accommodative financial conditions.  See "Analysis of Changes in Interest Income and Interest Expense" set forth on page 32 of this Annual Report on Form 10-K for a discussion of the effects of interest rates and loan/deposit volume on net interest income.  Another factor that affected net interest income was the average earning asset to average total asset ratio.  This ratio was 94.6% in 2016, 94.5% in 2015, and 94.6% in 2014.

The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.  Additionally, state and federal tax policies can impact banking organizations.

Interest income on loans (including loan fees) was $30,697,000 for 2016, representing an increase of $3,393,000, or 12.4%, from $27,304,000 for 2015.  This compared to an increase in 2015 of $1,844,000, or 7.2%, from $25,460,000 for 2014.  The increase in interest income on loans in 2016 over 2015 was the result of an 11.86% increase in average loan volume and a 2 basis point increase in loan yields.

There were no Federal Funds sold at December 31, 2016 and December 31, 2015.  Federal funds are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.

Average outstanding due from interest bearing accounts were $144,996,000 in 2016, $220,119,000 in 2015, and $203,294,000 in 2014.  As with Federal Funds, due from interest bearing accounts are used primarily as a short-term investment to provide liquidity for funding of loan commitments or to accommodate seasonal deposit fluctuations.  Due from interest bearing account yields were 0.51%, 0.26%, and 0.25% for 2016, 2015, and 2014, respectively.

The average total level of investment securities increased $83,787,000 in 2016 to $237,127,000 from $153,340,000 in 2015 and decreased $6,262,000 in 2015 to $153,340,000 from $159,602,000 in 2014.  The level of interest income attributable to investment securities increased to $3,858,000 in 2016 from $2,996,000 in 2015 and decreased to $2,996,000 in 2015 from $3,252,000 in 2014, due to the effects of interest rates and volume.  The Bank's strategy in 2016 was to use its excess cash to purchase investment securities and increase the investment portfolio.  Investment securities yields were 1.63%, 1.95%, and 2.04% for 2016, 2015, and 2014, respectively.

Total interest expense increased to $1,157,000 in 2016 from $1,154,000 in 2015, and decreased to $1,154,000 in 2015 from $1,291,000 in 2014, representing a 0.26% increase in 2016 over 2015 and a 10.6% decrease in 2015 over 2014.  The increase in total interest expense from 2015 to 2016 was due to increases in the volume of interest-bearing deposits, which was partially offset by decreases in interest rates paid on interest-bearing deposits.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2016		2015		2014

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$329,933	33.2%	$303,760	33.5%	$277,204	32.8%

Interest-Bearing Demand (NOW)	269,197	27.1%	243,063	26.8%	216,915	25.7%

Savings and MMDAs	309,638	31.2%	276,561	30.5%	260,421	30.8%

Time	84,087	8.5%	84,038	9.2%	90,330	10.7%

Total	$992,855	100.0%	$907,422	100.0%	$844,870	100.0%

The year ended December 31, 2016 experienced a slight increase in interest rates, while the years ended December 31, 2015 and 2014 were characterized by decreased interest rates.  Loan rates increased in 2016, but decreased in 2015 and 2014.  Deposit rates decreased in 2016, 2015, and 2014.  The net spread between the rate for total earning assets and the rate for interest-bearing deposits and borrowed funds increased 21 basis points in the period from 2015 to 2016 and increased 1 basis point in the period from 2014 to 2015.    The increase in 2016 from 2015 was primarily due to an increase in loan rates, due from interest bearing accounts, and certificates of deposit, coupled with increased investment volume, which was partially offset by a decrease in investment rates.

The Bank's net interest margin (net interest income divided by average earning assets) was 3.37% in 2016, 3.17% in 2015, and 3.17% in 2014.  The increase in net interest margin from 2015 to 2016 was due to an increases in loan and investment volume, increases in loan and due from interest bearing account rates, which were partially offset by decreases in investment rates.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses increased to $1,800,000 in 2016 from $650,000 in 2015, primarily as a result of increased charge-offs and loan volumes, which was offset by improved credit quality.  The amount of loans charged-off increased in 2016 to $539,000 from $437,000 in 2015, and recoveries decreased to $387,000 in 2016 from $455,000 in 2015.  The increase in charge-offs was due to an increase in charge-offs of commercial loans, which was partially offset by a decrease in charge-offs of residential mortgage and consumer loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2016 was 1.60% compared to 1.51% at December 31, 2015.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 259% at December 31, 2016, compared to 359% at December 31, 2015.

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

Non-Interest Income and Expenses

Non-interest income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held-for-sale, and other income.  Service charges on deposit accounts increased $5,000 in 2016 over 2015 and decreased $239,000 in 2015 over 2014.  Realized gains on sale of investment securities decreased $30,000 in 2016 over 2015 and decreased $19,000 in 2015 over 2014.  The decrease in 2016 was primarily due to a decrease in fair value of securities sold.  Net realized gains on loans held-for-sale increased $57,000 in 2016 over 2015 and increased $196,000 in 2015 over 2014.  The increase in 2016 was due, for the most part, to increased pricing of loans held-for-sale.  Gains on sales of other real estate owned decreased $212,000 in 2016 over 2015 and increased $216,000 in 2015 over 2014.  The decrease in 2016 was primarily due to a decrease in the number of properties sold in 2016.  Other income decreased $138,000 in 2016 over 2015 and decreased $38,000 in 2015 over 2014.  The decrease in 2016 was due, for the most part, to decreases in investment and brokerage income, loan servicing income, fiduciary activities income, and debit card income, which was partially offset by an increase in mortgage brokerage income.

Non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising and other expenses.  Non-interest expenses increased to $27,352,000 in 2016 from $26,571,000 in 2015, and increased to $26,571,000 in 2015 from $25,314,000 in 2014, representing an increase of $781,000, or 2.9%, in 2016 over 2015, and an increase of $1,257,000, or 5.0%, in 2015 over 2014.

Following is an analysis of the increase or decrease in the components of non-interest expenses (dollars in thousands) during the periods specified:
	2016 over 2015		2015 over 2014

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$574	3.5%	$1,246	8.3%
Occupancy and Equipment	113	4.0%	(83)	(2.8%)
Data Processing	(96)	(5.8%)	(34)	(2.0%)
Stationery and Supplies	(1)	(0.3%)	31	9.8%
Advertising	(3)	(1.0%)	(33)	(9.6%)
Directors Fees	(6)	(2.0%)	36	13.8%
OREO Expense and Impairment	1	100.0%	(140)	(99.3%)
(Recovery) Impairment on Equity Investment	12	(100.0%)	(62)	(124.0%)
Other Expense	187	3.8%	296	6.4%

Total	$781	2.9%	$1,257	5.0%

In 2016, salaries and employee benefits increased $574,000 to $16,771,000 from $16,197,000 for 2015.  This increase was primarily due to increases in regular salaries, contingent compensation expense, and profit sharing expense.   The increase in regular salaries expense was due to current year salary increases and an increase in staffing.  The increase in contingent compensation was due to the increased performance results of the Company when compared with budgeted goals for the year.  The increase in profit sharing expense was due to increased performance results of the Company.  The increase in occupancy and equipment expense was primarily due to increases in rent expense, utilities expense, and branch relocation expenses.  The increase in rent expense was primarily due to the addition of new leases.  The increase in other expenses was primarily due to an increase in debit card expenses, which was partially offset by a decrease in legal expenses.

In 2015, salaries and employee benefits increased $1,246,000 to $16,197,000 from $14,951,000 for 2014.  This increase was primarily due to increases in regular salaries, commissions expense, contingent compensation expense, and profit sharing expense.   The increase in regular salaries expense was due to current year salary increases and an increase in staffing.   The increase in commissions expense was due to an increase in real estate mortgage and investment services activity.  The increase in contingent compensation was due to the increased performance results of the Company when compared with budgeted goals for the year.  The increase in profit sharing expense was due to increased performance results of the Company.  The decrease in occupancy and equipment expense was primarily due to decreases in rent expense and service contracts.  The decrease in rent expense was primarily due to the expiration of leases and addition of new leases with more favorable terms.  The decrease in OREO expense and impairment was due to a decrease in write-downs and maintenance expenses related to foreclosed real estate properties.  The increase in other expenses was primarily due to increases in legal expenses.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the level of tax-exempt income.  In 2016, tax expense increased $1,145,000 to $4,885,000 from $3,740,000 for 2015.  In 2015, tax expense increased $950,000 to $3,740,000 from $2,790,000 for 2014.  The increases in 2016 and 2015 were primarily attributable to increases in taxable income.  Non-taxable municipal bond income was $276,000, $271,000, and $354,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Home Loan Bank, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank's real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2016, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 63.3% on December 31, 2016, 63.9% on December 31, 2015, and 62.8% on December 31, 2014.  At December 31, 2016 and 2015, the Bank's ratio of core deposits to total assets was 89.9% and 88.9%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits under $250,000.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  Management believes that the Bank's liquidity position was adequate in 2016.  This is best illustrated by the change in the Bank's net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2016, the Bank's net core funding dependence ratio, the difference between non-core funds, time deposits of $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (15.54%) as of December 31, 2016 and (20.59%) as of December 31, 2015.  This ratio indicated at December 31, 2016, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank's long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank's liquidity.

Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that will require future cash payments.  The following table presents, as of December 31, 2016, the Company's significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$987,761	$987,761	$—	$—	$—
Certificates of Deposit (a)	75,935	62,018	11,583	2,106	228
Operating Leases	6,101	884	1,506	1,455	2,256
Purchase Obligations	1,643	1,643	—	—	—
Total	$1,071,440	$1,052,306	$13,089	$3,561	$2,484

(a)	Excludes interest

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

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2016 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$72,519	$49,450	$20,990	$1,869	$210
Commercial Real Estate	17,391	6,808	7,776	—	2,807
Agriculture	26,947	13,501	6,427	—	7,019
Residential Mortgage	126	—	—	—	126
Residential Construction	29,850	29,850	—	—	—
Consumer	60,374	16,005	7,975	5,193	31,201
Commitments to sell loans	1,848	1,848	—	—	—
Standby Letters of Credit	3,518	3,485	33	—	—
Total	$212,573	$120,947	$43,201	$7,062	$41,363

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2016	2015

Undisbursed loan commitments	$207,207	$201,839
Standby letters of credit	3,518	2,807
Commitments to sell loans	1,848	655

	$212,573	$205,301

The Bank expects its liquidity position to remain strong in 2017 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year, but with the overall trend being favorable.  While the Bank did not experience an outflow of deposits in 2016, the potential of outflows still exists if the stock market values continue to improve.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2017.

Capital

The Bank believes a strong capital position is essential to the Bank's continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Bank to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2016, stockholders' equity totaled $92.3 million, an increase of $6.5 million from $85.8 million at December 31, 2015.  The increase was primarily due to net income of $8.1 million, which was partially offset by other comprehensive income, net of tax from unrealized loss on sale of securities of $1.8 million.  Also affecting capital in 2016 was paid in capital in the amount of $0.4 million resulting from employee stock purchases and stock plan accruals.  The Bank's Tier 1 Leverage Capital ratio was 8.0% at each of the years ended December 31, 2016 and December 31, 2015.  See the section entitled "Business – Supervision and Regulation of Bank" for additional information.

The capital of the Bank historically has been maintained at a level that is in excess of regulatory guidelines for a "well capitalized" institution.  The policy of annual stock dividends has, over time, allowed the Bank to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting	Page 52

Report of Independent Registered Public Accounting Firm	Page 53

Consolidated Balance Sheets as of December 31, 2016 and 2015	Page 54

Consolidated Statements of Income for Years Ended December 31, 2016, 2015, and 2014	Page 55

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2016, 2015, and 2014	Page 56

Consolidated Statement of Stockholders' Equity for Years Ended December 31, 2016, 2015, and 2014	Page 57

Consolidated Statements of Cash Flows for Years Ended December 31, 2016, 2015, and 2014	Page 58

Notes to Consolidated Financial Statements	Page 59

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2016.

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

March 9, 2017

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
First Northern Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northern Community Bancorp and subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Northern Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MOSS ADAMS LLP

Sacramento, California
March 9, 2017

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2016 and 2015
(in thousands, except shares and share amounts)

	2016	2015
Assets
Cash and cash equivalents	$159,643	$200,797
Certificates of deposit	16,213	16,649
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $38,152 at December 31, 2016 and $30,832 at December 31, 2015)	277,079	183,351
Loans (net of allowance for loan losses of $10,899 at December 31, 2016 and $9,251 at December 31, 2015)	669,770	605,853
Loans held-for-sale	3,326	351
Stock in Federal Home Loan Bank and other equity securities, at cost	4,409	3,934
Premises and equipment, net	7,304	7,011
Interest receivable and other assets	29,019	26,679

Total Assets	$1,166,763	$1,044,625

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$362,688	$313,307
Interest-bearing transaction deposits	293,343	261,634
Savings and MMDAs	331,730	285,365
Time, under $250,000	60,677	67,855
Time, $250,000 and over	15,258	19,953

Total Deposits	1,063,696	948,114

Interest payable and other liabilities	10,769	10,662

Total Liabilities	1,074,465	958,776

Commitments and contingencies

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 11,148,446 and 10,676,557 shares issued and outstanding at December 31, 2016 and 2015, respectively	79,114	73,764
Additional paid-in capital	977	977
Retained earnings	14,557	11,603
Accumulated other comprehensive loss, net	(2,350)	(495)
Total Stockholders' Equity	92,298	85,849

Total Liabilities and Stockholders' Equity	$1,166,763	$1,044,625

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except per share amounts)

	2016	2015	2014
Interest and dividend income:
Interest and fees on loans	$30,697	$27,304	$25,460
Due from banks interest bearing accounts	891	659	595
Investment securities:
Taxable	3,582	2,725	2,898
Non-taxable	276	271	354
Other earning assets	521	481	278
Total interest and dividend income	35,967	31,440	29,585
Interest expense:
Time deposits $250,000 and over	67	81	84
Other deposits	1,090	1,073	1,207
Total interest expense	1,157	1,154	1,291
Net interest income	34,810	30,286	28,294
Provision for loan losses	1,800	650	1,800
Net interest income after provision for loan losses	33,010	29,636	26,494
Non-interest income:
Service charges on deposit accounts	2,011	2,006	2,245
Net (loss) gain on sale of available-for-sale securities	(1)	29	48
Net gain on sale of loans held-for-sale	842	785	589
Net gain on sale of other real estate owned	4	216	—
Other income	4,422	4,560	4,598
Total other operating income	7,278	7,596	7,480
Non-interest expenses:
Salaries and employee benefits	16,771	16,197	14,951
Occupancy and equipment	2,943	2,830	2,913
Data processing	1,570	1,666	1,700
Stationery and supplies	345	346	315
Advertising	308	311	344
Directors fees	291	297	261
Other real estate owned expense and impairment	2	1	141
(Recovery) loss on disposal of other equity investment	—	(12)	50
Other expense	5,122	4,935	4,639
Total other operating expenses	27,352	26,571	25,314
Income before provision for income tax	12,936	10,661	8,660
Provision for income tax	(4,885)	(3,740)	(2,790)
Net income	8,051	6,921	5,870
Preferred stock dividends	—	(105)	(129)
Net income available to common shareholders	$8,051	$6,816	$5,741
Basic income per share	$0.73	$0.62	$0.52
Diluted income per share	$0.73	$0.62	$0.52

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Net income	$8,051	$6,921	$5,870
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the current period, net of tax effect of ($1,218), ($356), and $912 for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively	(1,829)	(536)	1,371
Reclassification adjustment due to losses (gains) realized on sales of securities, net of tax effect of $0, ($12), and ($19) for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively	1	(17)	(29)
Officers' retirement plan equity adjustments, net of tax effect of ($16), $11, and ($132) for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively	(24)	16	(198)
Directors' retirement plan equity adjustments, net of tax effect of ($2), ($16), and (3) for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively	(3)	(24)	(5)
Total other comprehensive (loss) income, net of tax effect of ($1,236), ($373), and $758 for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively	(1,855)	(561)	1,139
Comprehensive income	$6,196	$6,360	$7,009

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2013	12,847	$12,847	9,495,674	$64,584	$977	$7,573	$(1,073)	$84,908
Net income						5,870		5,870
Other comprehensive income, net of tax							1,139	1,139
3% stock dividend			284,871	2,065		(2,065)		—
4% stock dividend declared in 2015			392,578	3,097		(3,097)		—
Dividend on preferred stock						(129)		(129)
Cash in lieu of fractional shares			(145)			(6)		(6)
Stock-based compensation				185				185
Common shares issued related to restricted stock grants, net of restricted stock reversals			34,065	84				84
Balance at December 31, 2014	12,847	$12,847	10,207,043	$70,015	$977	$8,146	$66	$92,051
Net income						6,921		6,921
Other comprehensive loss, net of tax							(561)	(561)
Redemption of preferred stock	(12,847)	(12,847)						(12,847)
Stock dividend adjustment			682	6		(6)		—
4% stock dividend declared in 2016			410,636	3,347		(3,347)		—
Dividend on preferred stock						(105)		(105)
Cash in lieu of fractional shares			(128)			(6)		(6)
Stock-based compensation				230				230
Common shares issued related to restricted stock grants, net of restricted stock reversals			38,603	82				82
Stock options exercised			19,721	84				84
Balance at December 31, 2015	—	$—	10,676,557	$73,764	$977	$11,603	$(495)	$85,849
Net income						8,051		8,051
Other comprehensive loss, net of tax							(1,855)	(1,855)
Stock dividend adjustment			505	4		(4)		—
4% stock dividend declared in 2017			428,786	5,088		(5,088)		—
Cash in lieu of fractional shares			(101)			(5)		(5)
Stock-based compensation				286				286
Tax deficiency related to expired, vested non-qualified stock options				(114)				(114)
Common shares issued related to restricted stock grants, net of restricted stock reversals			34,976	61				61
Stock options exercised			7,723	25				25
Balance at December 31, 2016	—	$—	11,148,446	$79,114	$977	$14,557	$(2,350)	$92,298
See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$8,051	$6,921	$5,870
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	650	1,800
Stock plan accruals	286	230	185
Depreciation and amortization of bank premises and equipment	633	640	672
Accretion and amortization of securities, net	3,158	2,083	2,012
Net loss (gain) on sale/call of available-for-sale securities	1	(29)	(48)
Loss on disposal of other equity investments	—	—	50
Net gain on sale of loans held-for-sale	(842)	(785)	(589)
Net gain on sale of other real estate owned	(4)	(216)	—
Impairment on other real estate owned	—	—	48
Net loss (gain) on sale of bank premises and equipment	—	63	(48)
Provision for deferred income taxes	(437)	688	975
Valuation adjustment on mortgage servicing rights	21	—	—
Proceeds from sales of loans held-for-sale	41,822	45,644	28,648
Originations of loans held-for-sale	(43,955)	(44,719)	(27,453)
(Decrease) increase in deferred loan origination fees and costs, net	(97)	318	(126)
(Increase) decrease in interest receivable and other assets	(793)	195	(1,023)
Net increase (decrease) in interest payable and other liabilities	62	1,868	(531)
Net cash provided by operating activities	9,706	13,551	10,442
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	37,464	4,575	21,580
Proceeds from sales of available-for-sale securities	1,945	17,798	12,136
Principal repayments on available-for-sale securities	36,698	25,934	21,570
Purchase of available-for-sale securities	(176,041)	(83,408)	(32,972)
Net increase in Certificates of Deposit	436	(3,789)	(1,053)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(475)	—	(267)
Net increase in loans	(65,837)	(69,249)	(33,835)
Purchases of bank premises and equipment, net	(926)	(436)	(532)
Proceeds from the sale of bank premises and equipment	—	—	48
Proceeds from sales of other real estate owned	221	1,359	414
Net cash used in investing activities	(166,515)	(107,216)	(12,911)
Cash flows from financing activities:
Net increase in deposits	115,582	91,062	53,265
Redemption of preferred stock	—	(12,847)	—
Dividends on preferred stock	—	(105)	(129)
Cash dividends paid in lieu of fractional shares	(5)	(6)	(6)
Common stock issued	61	82	84
Stock options exercised	21	84	—
Tax benefit for stock options	(4)	—	—
Net cash provided by financing activities	115,655	78,270	53,214
Net (decrease) increase in cash and cash equivalents	(41,154)	(15,395)	50,745
Cash and cash equivalents at beginning of year	200,797	216,192	165,447
Cash and cash equivalents at end of year	$159,643	$200,797	$216,192
See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014
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

For purposes of the consolidated statements of cash flows, the Company considers due from banks, federal funds sold for one-day periods and short-term bankers acceptances to be cash equivalents.  At times, the Company maintains deposits with other financial institutions in amounts that may exceed federal deposit insurance coverage.  Management regularly evaluates the credit risk associated with correspondent banks and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.

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

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term.  Management believes that the allowance for loan losses was adequate at December 31, 2016.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

The Bank held no other real estate owned ("OREO") as of December 31, 2016 and 2015.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2016, 2015, and 2014 for cash proceeds equal to the fair value of the loans.

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

	2016	2015	2014
Constant prepayment rate	12.67%	10.94%	12.12%
Discount rate	10.02%	10.03%	10.06%
Weighted average life (years)	5.51	6.17	6.25

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

Advertising costs were $308, $311, and $344 for the years ended December 31, 2016, 2015, and 2014, respectively.  Advertising costs are expensed as incurred.

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

On July 1, 2002, the Bank received trust powers from applicable regulatory agencies and offers fiduciary services for individuals, businesses, governments, and charitable organizations in the Solano, Yolo, Sacramento, Placer, El Dorado, and Contra Costa County areas.  The Bank's full-service asset management and trust department, which offers and manages such fiduciary services, is located in downtown Sacramento.

(q)	Stock Dividend

On January 28, 2016, the Company announced that its Board of Directors had declared a 4 % stock dividend which resulted in 411,141 shares, which was paid on March 31, 2016 to shareholders of record as of February 29, 2016.  On January 26, 2017, the Company announced that its Board of Directors had declared a 4% stock dividend which will result in an estimate of 428,786 shares, which will be paid on March 31, 2017 to shareholders of record as of February 28, 2017.

The earnings per share data for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017.  December 31, 2016 figures included in the Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders' Equity have been adjusted to reflect the estimated impact of the 2017 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, Common stock balance and Retained earnings balance.  The December 31, 2015, 2014 and 2013 balances included in the Consolidated Balance Sheets and Statement of Changes in Stockholders' Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

(r)	Segment Reporting

The "Segment Reporting" topic of the FASB ASC requires that public companies report certain information about operating segments.  It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers.  The Company is a holding company for a community bank, which offers a wide array of products and services to its customers.  Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business.  As a result, the Company is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.  Therefore, the Company only reports one segment.

(s)     Impact of Recently Issued Accounting Standards

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01, among other things:

•
Require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

•	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
•	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).
•
Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

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

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company currently leases ten properties.  The effect to the Company's financial statements will be a recordation of a lease liability and a right-of-use asset.  Management has not yet quantified the lease liability and right-of-use asset and is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently gathering data required to measure expected credit losses in accordance with this ASU, and will then evaluate the impact of this ASU on the Company's consolidated financial statements.  While the Company has not quantified the impact of this ASU, it does expect changing from the current loss model to an expected loss model to result in an earlier recognition of losses.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The amendments in ASU 2016-15 provide cash flow statement guidance on eight specific cash flow issues in order to reduce the current and potential diversity in practice.  The amendments are effective for public companies for fiscal years beginning after December 15, 2017.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory.  The amendments are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements.  The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business.  The amendments in ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business.  ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  These amendments apply to ASU 2014-9 (Revenue from Contracts with Customers), ASU 2016-02 (Leases), and ASU 2016-13 (Financial Instruments - Credit Losses).  The Company does not expect these amendments to have a significant impact on its consolidated financial statements.

(t)	Reclassifications and Revisions

Certain reclassifications of prior period amounts have been made to conform to current classifications. The Company identified an error related to prior year classifications of the amortization of deferred loan costs in the Consolidated Statements of Income. The amortization amounts were included as components of "Salaries and Employee Benefits" and "Other Expenses", instead of a component of "Interest and Fees on Loans". Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the Consolidated Statement of Income contained in this Report has been revised for the years ended December 31, 2015 and December 31, 2014. This change resulted in a decrease of $1,688 in "Interest and Fees and Loans" offset by decreases of $1,157 in "Salaries and employee benefits" and $531 in "Other expenses" for the year ended December 31, 2015 and a decrease of $1,255 in "Interest and Fees and Loans" offset by decreases of $767 in "Salaries and employee benefits" and $488 in "Other expenses" for the year ended December 31, 2014. These changes did not affect net income, the balance sheet, cash flows or stockholders' equity for any period.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2016 and 2015.  The Bank has met its average reserve requirements during 2016, 2015, and 2014 and the minimum required balance at December 31, 2016 and 2015.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2016 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Investment securities available-for-sale:
U.S. Treasury securities	$28,738	$2	$(88)	$28,652
Securities of U.S. government agencies and corporations	24,382	2	(187)	24,197
Obligations of states and political subdivisions	30,870	271	(253)	30,888
Collateralized mortgage obligations	51,002	1	(1,065)	49,938
Mortgage-backed securities	144,883	280	(1,759)	143,404

Total debt securities	$279,875	$556	$(3,352)	$277,079

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

Gross realized gains from sales and calls of available-for-sale securities were $24, $56, and $293 for the years ended December 31, 2016, 2015, and 2014, respectively.  Gross realized losses from sales of available-for-sale securities were $25, $27, and $245 for the years ended December 31, 2016, 2015, and 2014, respectively.  Gross realized losses from other equity securities were $—, $— and $50 for the years ended December 31, 2016, 2015, and 2014, respectively. Recoveries from other equity securities were $—, $12 and $— for the years ended December 31, 2016, 2015, and 2014, respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2016, by contractual maturity, are shown in table below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Due in one year or less	$19,606	$19,631
Due after one year through five years	245,923	243,074
Due after five years through ten years	14,346	14,374
Due after ten years	—	—

	$279,875	$277,079

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2016, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$23,564	$(88)	$—	$—	$23,564	$(88)
Securities of U.S. government agencies and corporations	22,195	(187)	—	—	22,195	(187)
Obligations of states and political subdivisions	16,168	(245)	996	(8)	17,164	(253)
Collateralized mortgage obligations	49,805	(1,065)	—	—	49,805	(1,065)
Mortgage-backed securities	109,092	(1,678)	4,829	(81)	113,921	(1,759)

Total	$220,824	$(3,263)	$5,825	$(89)	$226,649	$(3,352)

No decline in value was considered "other-than-temporary" during 2016.  One hundred sixty securities, all considered investment grade, which had a fair value of $220,824 and a total unrealized loss of $3,263 have been in an unrealized loss position for less than twelve months as of December 31, 2016.  Ten securities, all considered investment grade, which had a fair value of $5,825 and a total unrealized loss of $89, have been in an unrealized loss position for more than twelve months as of December 31, 2016.  The declines in market value were primarily attributable to changes in interest rates.  As the Company does not intend to sell the securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2015, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$15,014	$(59)	$—	$—	$15,014	$(59)
Securities of U.S. government agencies and corporation	7,005	(32)	4,047	(56)	11,052	(88)
Obligations of states and political subdivision	7,107	(50)	—	—	7,107	(50)
Collateralized mortgage obligations	9,982	(69)	—	—	9,982	(69)
Mortgage-backed securities	44,933	(372)	5,838	(112)	50,771	(484)

Total	$84,041	$(582)	$9,885	$(168)	$93,926	$(750)

Investment securities carried at $38,152 and $30,832 at December 31, 2016 and 2015, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company's loan portfolio, by loan class, at December 31, is as follows:

	2016	2015
Commercial	$126,311	$136,095
Commercial Real Estate	344,210	292,316
Agriculture	101,905	84,813
Residential Mortgage	40,237	43,375
Residential Construction	23,650	12,110
Consumer	43,250	45,386

	679,563	614,095
Allowance for loan losses	(10,899)	(9,251)
Net deferred origination fees and costs	1,106	1,009

Loans, net	$669,770	$605,853

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

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as adverse weather conditions such as drought or floods.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.

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

As of December 31, 2016, approximately 51% in principal amount of the Company's loans were secured by commercial real estate, which consists primarily of loans secured by commercial properties and construction and land development loans.  Approximately 6% in principal amount of the Company's loans were residential mortgage loans.  Approximately 3% in principal amount of the Company's loans were residential construction loans.  Approximately 15% in principal amount of the Company's loans were for agriculture and 19% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses.  Approximately 6% in principal amount of the Company's loans were consumer loans.

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment of principal and interest in accordance with the contractual terms of the loan agreement becomes unlikely, the Company will consider the loan to be impaired and will estimate its probable loss, using the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  For collateral dependent loans, the Company will obtain an updated valuation of the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Company may periodically revalue the estimated loss and take additional charge-offs or specific reserves as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when collateral is liquidated and actual loss is confirmed.  Unpaid balances on loans after or during collection and liquidation may also be pursued through legal action and attachment of wages or judgment liens on the borrower's other assets.

At December 31, 2016 and December 31, 2015, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Non-accrual and Past Due Loans

The Company's non-accrual loans by loan class, at December 31, were as follows:

	2016	2015
Commercial	$5,000	$112
Commercial Real Estate	540	964
Agriculture	—	—
Residential Mortgage	654	1,092
Residential Construction	—	—
Consumer	103	560

	$6,297	$2,728

Non-accrual loans amounted to $6,297 at December 31, 2016 and were comprised of three residential mortgage loans totaling $654, two commercial real estate loans totaling $540, one commercial loan totaling $5,000, and one consumer loan totaling $103.  Non-accrual loans amounted to $2,728 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092, four commercial real estate loans totaling $964, four commercial loans totaling $112 and four consumer loans totaling $560.  It is generally the Company's policy to charge-off the portion of any non-accrual loan for which the Company does not expect to collect by writing the loan down to estimated net realizable value of the underlying collateral.

An aging analysis of past due loans, segregated by loan class, as of December 31, 2016 and December 31, 2015 was as follows:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans
December 31, 2016
Commercial	$—	$—	$5,000	$5,000	$121,311	$126,311
Commercial Real Estate	484	—	—	484	343,726	344,210
Agriculture	—	—	—	—	101,905	101,905
Residential Mortgage	—	120	643	763	39,474	40,237
Residential Construction	—	—	—	—	23,650	23,650
Consumer	—	41	—	41	43,209	43,250
Total	$484	$161	$5,643	$6,288	$673,275	$679,563

December 31, 2015
Commercial	$218	$—	$57	$275	$135,820	$136,095
Commercial Real Estate	130	—	232	362	291,954	292,316
Agriculture	—	—	—	—	84,813	84,813
Residential Mortgage	—	—	—	—	43,375	43,375
Residential Construction	—	—	—	—	12,110	12,110
Consumer	19	5	429	453	44,933	45,386
Total	$367	$5	$718	$1,090	$613,005	$614,095

The Company had no loans 90 days past due and still accruing at December 31, 2016 and one loan totaling $2 that was 90 days past due and still accruing at December 31, 2015.  Included in the aging loan category labeled "current" are non-accrual loans that were not delinquent with respect to contractual principal and interest payments as of December 31, 2016 or 2015.  These loans are categorized as non-accrual loans and are not accruing interest as of December 31, 2016 and 2015.  Non-accrual loans outstanding at December 31, 2016 and 2015 are disclosed in the table above.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans to be considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 6 (substandard) or worse.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan's effective interest rate; the loan's observable market price; or fair value of collateral if the loan is collateral dependent.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, and is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of December 31, 2016 and December 31, 2015 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2016
Commercial	$5,578	$—	$5,578	$5,578	$898
Commercial Real Estate	885	540	283	823	39
Agriculture	—	—	—	—	—
Residential Mortgage	3,392	654	2,380	3,034	584
Residential Construction	820	—	820	820	98
Consumer	708	103	601	704	25
Total	$11,383	$1,297	$9,662	$10,959	$1,644

December 31, 2015
Commercial	$933	$97	$821	$918	$43
Commercial Real Estate	1,292	964	294	1,258	42
Agriculture	—	—	—	—	—
Residential Mortgage	3,968	1,092	2,484	3,576	615
Residential Construction	1,005	—	1,005	1,005	119
Consumer	1,625	631	690	1,321	33
Total	$8,823	$2,784	$5,294	$8,078	$852

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the years ended December 31, 2016, 2015, and 2014 was as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,276	$33	$1,794	$46	$3,292	$53
Commercial Real Estate	857	16	1,251	42	2,632	291
Agriculture	—	—	—	—	257	75
Residential Mortgage	3,131	93	3,836	123	5,157	124
Residential Construction	945	44	906	37	914	38
Consumer	736	71	1,376	39	1,545	54
Total	$8,945	$257	$9,163	$287	$13,797	$635

None of the interest on impaired loans was recognized using a cash basis of accounting for the years ended December 31, 2016, 2015, and 2014.

Troubled Debt Restructurings

The Company's loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring ("TDR"), which are loans on which concessions in terms have been granted because of the borrowers' financial difficulties.  These concessions may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  TDRs are generally placed on non-accrual status at the time of restructure and may only be returned to accruing status after considering the borrower's sustained repayment performance under the restructured terms for a reasonable period, generally six months.

When a loan is modified as a TDR, it is measured for impairment based upon the present value of future cash flows discounted at the contractual interest rate of the original loan agreement, or the fair value of collateral less selling costs if the loan is collateral dependent.  If the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance or a charge-off.

The Company had $9,663 and $5,414 in TDR loans as of December 31, 2016 and December 31, 2015, respectively.  Specific reserves for TDR loans totaled $1,644 and $852 as of December 31, 2016 and December 31, 2015, respectively.  TDR loans performing in compliance with modified terms totaled $4,662 and $5,350 as of December 31, 2016 and December 31, 2015, respectively.  There were no commitments to advance additional funds on existing TDR loans as of December 31, 2016.

Loans modified as troubled debt restructurings during the year ended December 31, 2016, 2015, and 2014 were as follows:

	Year Ended December 31, 2016
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$5,180	$5,180
Total	2	$5,180	$5,180

	Year Ended December 31, 2015
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$419	$419
Consumer	1	109	109
Total	2	$528	$528

	Year Ended December 31, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$151	$151
Residential Mortgage	1	102	102
Consumer	2	498	498
Total	5	$751	$751

The loan modifications generally involved reductions in the interest rate, payment extensions, forgiveness of principal, and forbearance.  There was one commercial loan with a recorded investment of $5,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the year ended December 31, 2016.  There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2015.  There was one consumer loan with a recorded investment of $49 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the year ended December 31, 2014.  The Company considers a loan to be in payment default when it is 90 days or more past due.

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
The following table presents the risk ratings by loan class as of December 31, 2016 and December 31, 2015.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Commercial	$112,656	$7,294	$6,361	$—	$—	$126,311
Commercial Real Estate	331,653	11,058	1,499	—	—	344,210
Agriculture	101,820	—	85	—	—	101,905
Residential Mortgage	37,831	1,751	655	—	—	40,237
Residential Construction	23,070	436	144	—	—	23,650
Consumer	41,826	547	877	—	—	43,250
Total	$648,856	$21,086	$9,621	$—	$—	$679,563

December 31, 2015
Commercial	$125,562	$6,842	$3,691	$—	$—	$136,095
Commercial Real Estate	268,707	8,301	15,308	—	—	292,316
Agriculture	84,813	—	—	—	—	84,813
Residential Mortgage	40,231	1,847	1,297	—	—	43,375
Residential Construction	11,593	452	65	—	—	12,110
Consumer	42,990	1,025	1,371	—	—	45,386
Total	$573,896	$18,467	$21,732	$—	$—	$614,095

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2016, 2015 and 2014.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for loan losses	883	582	121	(67)	101	(341)	521	1,800

Charge-offs	(446)	(15)	—	(13)	—	(65)	—	(539)
Recoveries	37	—	81	1	5	263	—	387
Net charge-offs	(409)	(15)	81	(12)	5	198	—	(152)
Ending Balance	3,571	3,910	1,262	660	440	498	558	10,899
Period-end amount allocated to:
Loans individually evaluated for impairment	898	39	—	584	98	25	—	1,644
Loans collectively evaluated for impairment	2,673	3,871	1,262	76	342	473	558	9,255
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for loan losses	(542)	1,507	480	(450)	113	(126)	(332)	650

Charge-offs	(44)	(7)	—	(211)	—	(175)	—	(437)
Recoveries	102	18	—	219	60	56	—	455
Net recoveries	58	11	—	8	60	(119)	—	18
Ending Balance	3,097	3,343	1,060	739	334	641	37	9,251
Period-end amount allocated to:
Loans individually evaluated for impairment	43	42	—	615	119	33	—	852
Loans collectively evaluated for impairment	3,054	3,301	1,060	124	215	608	37	8,399
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2013	$3,199	$2,290	$557	$1,216	$441	$1,023	$627	$9,353
Provision for loan losses	2,612	(396)	23	36	(366)	149	(258)	1,800

Charge-offs	(2,288)	(69)	—	(71)	—	(393)	—	(2,821)
Recoveries	58	—	—	—	86	107	—	251
Net charge-offs	(2,230)	(69)	—	(71)	86	(286)	—	(2,570)
Ending Balance	3,581	1,825	580	1,181	161	886	369	8,583
Period-end amount allocated to:
Loans individually evaluated for impairment	39	45	—	646	107	23	—	860
Loans collectively evaluated for impairment	3,542	1,780	580	535	54	863	369	7,723
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583

The Company's investment in loans as of December 31, 2016, 2015, and 2014 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company's impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2016
Loans individually evaluated for impairment	$5,578	$823	$—	$3,034	$820	$704	$10,959
Loans collectively evaluated for impairment	120,733	343,387	101,905	37,203	22,830	42,546	668,604
Ending Balance	$126,311	$344,210	$101,905	$40,237	$23,650	$43,250	$679,563

December 31, 2015
Loans individually evaluated for impairment	$918	$1,258	$—	$3,576	$1,005	$1,321	$8,078
Loans collectively evaluated for impairment	135,177	291,058	84,813	39,799	11,105	44,065	606,017
Ending Balance	$136,095	$292,316	$84,813	$43,375	$12,110	$45,386	$614,095
December 31, 2014
Loans individually evaluated for impairment	$2,678	$976	$—	$4,647	$897	$1,506	$10,704
Loans collectively evaluated for impairment	118,073	255,979	61,144	45,864	5,066	48,405	534,531
Ending Balance	$120,751	$256,955	$61,144	$50,511	$5,963	$49,911	$545,235

(5)	Mortgage Operations

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

The Company had $3,326 and $351 of mortgage loans held-for-sale at December 31, 2016 and December 31, 2015, respectively.  At December 31, 2016 and December 31, 2015, the Company serviced real estate mortgage loans for others totaling $231,310 and $237,224, respectively.

The following table summarizes the activity related to the Company's mortgage servicing rights assets for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	December 31, 2015	Additions	Reductions	December 31, 2016
Mortgage servicing rights	$1,862	$348	$(395)	$1,815
Valuation allowance	—	(169)	148	(21)
Mortgage servicing rights, net of valuation allowance	$1,862	$179	$(247)	$1,794

	December 31, 2014	Additions	Reductions	December 31, 2015
Mortgage servicing rights	$1,862	$361	$(361)	$1,862
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,862	$361	$(361)	$1,862

	December 31, 2013	Additions	Reductions	December 31, 2014
Mortgage servicing rights	$1,968	$244	$(350)	$1,862
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,968	$244	$(350)	$1,862

The Company received contractually specified servicing fees of $598, $598, and $606 for the years ended December 31, 2016, 2015, and 2014, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

(6)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2016	2015
Land	$3,003	$3,003
Buildings	6,017	6,187
Furniture and equipment	11,214	10,865
Leasehold improvements	2,033	1,653

	22,267	21,708
Less accumulated depreciation and amortization	14,963	14,697

	$7,304	$7,011

Depreciation and amortization expense, included in occupancy and equipment expense, was $633, $640, and $672 for the years ended December 31, 2016, 2015, and 2014, respectively.

(7)	Interest Receivable and other assets

Interest receivable and other assets consisted of the following at December 31 of the indicated years:

	2016	2015
Interest receivable	$3,996	$3,127
Mortgage servicing rights asset	1,794	1,862
Officer's Life Insurance	15,372	14,898
Investment in Limited Partnerships	581	653
Deferred tax assets, net (see Note 10)	5,660	4,100
Prepaid and other	1,616	2,039

	$29,019	$26,679

(8)	Fair Value Measurement

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At December 31, 2016 there were no loans held-for-sale that required a write-down.

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

At December 31, 2016, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Other Real Estate Owned

Other real estate assets ("OREO") acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis, adjusted for management assumptions regarding market trends or other relevant factors and selling and commission costs.  OREO is classified within Level 3 of the hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights are subject to impairment testing.  The Company utilizes a third party service provider to calculate the fair value of the Company's mortgage servicing rights.  Mortgage servicing rights are measured at fair value as of the date of sale.  The Company uses quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the mortgage servicing rights, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  At December 31, 2016, the discount rate and constant prepayment rate used in measuring the fair value of the Company's mortgage servicing rights was 10.02% and 12.67%, respectively.

The model used to calculate the fair value of the Company's mortgage servicing rights is periodically validated by an independent external model validation group.  The model assumptions and the mortgage servicing rights fair value estimates are also compared to observable trades of similar portfolios as well as to mortgage servicing rights broker valuations and industry surveys, as available.  If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model.  As such, the Company classifies mortgage servicing rights subjected to non-recurring fair value adjustments as Level 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

December 31, 2016	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$28,652	$28,652	$—	$—
Securities of U.S. government agencies and corporations	24,197	—	24,197	—
Obligations of states and political subdivisions	30,888	—	30,888	—
Collateralized mortgage obligations	49,938	—	49,938	—
Mortgage-backed securities	143,404	—	143,404	—

Total investments at fair value	$277,079	$28,652	$248,427	$—

December 31, 2015	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$20,186	$20,186	$—	$—
Securities of U.S. government agencies and corporations	33,997	—	33,997	—
Obligations of states and political subdivisions	25,709	—	25,709	—
Collateralized mortgage obligations	10,932	—	10,932	—
Mortgage-backed securities	92,527	—	92,527	—

Total investments at fair value	$183,351	$20,186	$163,165	$—

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2016 and 2015.

December 31, 2016	Total	Level 1	Level 2	Level 3
Impaired loans	$4,128	$—	$—	$4,128
Loan servicing rights	1,794	—	—	1,794

Total assets at fair value	$5,922	$—	$—	$5,922

December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$841	$—	$—	$841

Total assets at fair value	$841	$—	$—	$841

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of December 31, 2016 and 2015 were as follows:

	Method	Assumption Inputs
Impaired loans	Collateral, market, income, enterprise, liquidation and discounted cash flows	External appraised values, management assumptions regarding market trends or other relevant factors; selling costs ranging 6% to 7%.
Loan servicing rights	Discounted cash flows	Present value of expected future cash flows was estimated using a discount rate factor of 10.02% as of December 31, 2016. A constant prepayment rate of 12.67% as of December 31, 2016 was utilized.

(9)	Supplemental Compensation Plans

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

The SERP benefit is calculated using 3-year average salary plus 7-year average bonus (average compensation).  For each year of service, the benefit formula credits 2% - 2.5% of average compensation up to a cumulative maximum of 50%.  Therefore, for an executive serving 20 - 25 years, the target benefit is 50% of average compensation.

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2016	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$4,261	$4,076	$3,515
Service cost	104	140	150
Interest cost	161	143	154
Plan loss (gain)	177	127	433
Benefits Paid	(180)	(225)	(176)
Benefit obligation at end of year	$4,523	$4,261	$4,076

Change in plan assets
Employer Contribution	180	225	176
Benefits Paid	(180)	(225)	(176)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(4,523)	$(4,261)	$(4,076)
Unrecognized net plan loss	1,065	937	877
Unrecognized prior service cost	77	165	252
Net amount recognized	$(3,381)	$(3,159)	$(2,947)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,523)	$(4,261)	$(4,076)
Accumulated other comprehensive loss	1,142	1,102	1,129
Net amount recognized	$(3,381)	$(3,159)	$(2,947)

	For the Year Ended December 31,
	2016	2015	2014
Components of net periodic benefit cost
Service cost	$104	$140	$150
Interest cost	161	143	154
Amortization of prior service cost	88	88	88
Recognized actuarial loss	50	67	14
Net periodic benefit cost	403	438	406
Additional amounts recognized	—	13	—
Total benefit cost	$403	$451	$406

Additional Information
Minimum benefit obligation at year end	$4,523	$4,261	$4,076
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$40	$(27)	$330

Assumptions used to determine benefit obligations at December 31	2016	2015	2014
Discount rate used to determine net periodic benefit cost for years ended December 31	3.80%	3.50%	4.30%

Discount rate used to determine benefit obligations at December 31	3.80%	3.80%	3.50%

Future salary increases	4.00%	4.00%	4.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $180 in benefit payments during fiscal 2016. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2017	$322
2018	272
2019	272
2020	272
2021	277
2022-2026	1,736

Disclosure of settlements and curtailments:

There were no events during fiscal 2016 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors' Retirement Plan.

	For the Year Ended December 31,
	2016	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$816	$752	$715
Service cost	11	14	16
Interest cost	27	26	30
Plan loss (gain)	6	40	6
Benefits paid	(30)	(16)	(15)
Benefit obligation at end of year	$830	$816	$752

Change in plan assets
Employer contribution	$30	$16	$15
Benefits paid	(30)	(16)	(15)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(830)	$(816)	$(752)
Unrecognized net plan gain	(22)	(27)	(67)
Net amount recognized	$(852)	$(843)	$(819)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(830)	$(816)	$(752)
Accumulated other comprehensive income	(22)	(27)	(67)
Net amount recognized	$(852)	$(843)	$(819)

	For the Year Ended December 31,
	2016	2015	2014
Components of net periodic benefit cost
Service cost	$11	$14	$16
Interest cost	27	26	30
Recognized actuarial gain	—	—	(2)
Net periodic benefit cost	38	40	44
Additional amounts recognized	—	—	—
Total benefit cost	$38	$40	$44

Additional Information
Minimum benefit obligation at year end	$830	$816	$752
Increase in minimum liability included in other comprehensive income (loss)	$5	$40	$8

Assumptions used to determine benefit obligations at December 31	2016	2015	2014
Discount rate used to determine net periodic benefit cost for years ended December 31	3.40%	3.20%	4.10%

Discount rate used to determine benefit obligations at December 31	3.30%	3.40%	4.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors' Retirement Plan are the benefit payments made to participants. The Bank paid $30 in benefit payments during fiscal 2016. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2017	$44
2018	55
2019	60
2020	60
2021	75
2022-2026	384

Disclosure of settlements and curtailments:

There were no events during fiscal 2016 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan ("2001 Executive Deferral Plan") for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank's Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2016 and 2015 totaled $2,414 and $2,348, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan during the years ended December 31, 2016 and 2015 totaled $13 and $18, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2016, 2015, and 2014 totaled $13, $18, and $30, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan ("2001 Director Deferral Plan") for directors to provide them the ability to make elective deferrals of fees.  Deferred amounts earn interest at an annual rate determined by the Bank's Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2016 and 2015 totaled $132 and $128, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan totaled $1 during each of the years ended December 31, 2016 and 2015.  The expenses for the 2001 Director Deferral Plan totaled $1 for each of the years ended December 31, 2016, 2015, and 2014.

(10)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2016	2015	2014
Current:
Federal	$3,903	$1,973	$1,254
State	1,419	1,079	561

	5,322	3,052	1,815
Deferred:
Federal	(354)	681	674
State	(83)	7	301

	(437)	688	975

	$4,885	$3,740	$2,790
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 consisted of:

	2016	2015
Deferred tax assets:
Allowance for loan losses	$4,812	$4,134
Deferred compensation	190	184
Retirement compensation	1,741	1,623
Stock option compensation	81	266
Postretirement benefits	448	430
Current state franchise taxes	489	365
Non-accrual interest	85	206
Investment securities unrealized loss	1,119	—
Other	46	37

Deferred tax assets	9,011	7,245

Deferred tax liabilities:
Fixed assets depreciation	1,660	1,504
FHLB dividends	260	260
Tax credit – loss on pass-through	261	190
Deferred loan costs	1,158	1,091
Investment securities unrealized gain	—	100
Other	12	—

Total deferred tax liabilities	3,351	3,145

Net deferred tax assets (see Note 7)	$5,660	$4,100

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2016, the Company had no state net operating loss carry forwards and no federal tax credit carry forwards.

A reconciliation of the federal statutory rate to the actual effective rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Federal statutory income tax rate	34.0%	34.0%	34.0%

Increase (decrease) in tax rate due to:
Reduction for tax exempt interest	(0.9)%	(1.1)%	(1.9)%
State franchise tax, net of federal benefit	6.8%	6.7%	6.6%
Cash surrender value of life insurance	(1.2)%	(1.5)%	(1.8)%
Other tax credits	(1.1)%	(1.5)%	(2.1)%
Other	0.1%	(1.6)%	(2.6)%

Effective income tax rate	37.7%	35.0%	32.2%

Accounting for Uncertainty in Income Taxes

The Company recognized a decrease in unrecognized tax benefits from $12 at December 31, 2015 to $5 at December 31, 2016.  The decrease is due to reductions for tax positions taken in prior years.  The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2017.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2016, unrecognized interest and penalties were $1.  The tax years ended December 31, 2015, 2014, and 2013 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2015, 2014, 2013, and 2012 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

(11)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017, payable March 31, 2017, to shareholders of record as of February 28, 2017.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	(in thousands, except per share amounts)
	2016	2015	2014
Basic earnings per share:
Net income	$8,051	$6,921	$5,870
Preferred stock dividend	—	(105)	(129)
Net income available to common shareholders	$8,051	$6,816	$5,741

Weighted average common shares outstanding	11,032,913	10,996,932	10,953,117

Basic earnings per share	$0.73	$0.62	$0.52

Diluted earnings per share:
Net income	$8,051	$6,921	$5,870
Preferred stock dividend	—	(105)	(129)
Net income available to common shareholders	$8,051	$6,816	$5,741

Weighted average common shares outstanding	11,032,913	10,996,932	10,953,117

Effect of dilutive shares	71,020	60,954	57,141

Adjusted weighted average common shares outstanding	11,103,933	11,057,886	11,010,258

Diluted earnings per share	$0.73	$0.62	$0.52

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 154,131 shares, 172,987 shares, and 253,537 shares for the years ended December 31, 2016, 2015, and 2014, respectively.  Non-vested shares of restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares, 0 shares, and 6,637 shares for the years ended December 31, 2016, 2015, and 2014, respectively.

(12) Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management's opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $5,858, $5,534 and $6,767 at December 31, 2016, 2015, and 2014, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2016	2015	2014
Outstanding balance, beginning of year	$2,340	$2,364	$2,250
Credit granted	4,970	4,236	3,651
Repayments / Reductions	(4,937)	(4,260)	(3,537)

Outstanding balance, end of year	$2,373	$2,340	$2,364

(13) Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank's profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $1,525, $1,259 and $877 in 2016, 2015, and 2014, respectively.

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

On May 19, 2015, the Company's shareholders approved the 2016 Stock Incentive Plan, which became effective on January 28, 2016 concurrent with the termination of the 2006 Stock Incentive Plan.  There are 673,585 shares authorized under the 2016 Stock Incentive Plan.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017, payable March 31, 2017 to shareholders of record as of February 28, 2017.  The 2016 Stock Incentive Plan will terminate on March 15, 2026.

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

Stock option activity for the Company's Stock Incentive Plan during the year ended December 31, 2016 is as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2015	236,459	$10.33
Granted	58,447	7.52
Exercised	(11,577)	4.52
Cancelled	—	—
Expired	(55,755)	17.59

Balance at December 31, 2016	227,574	$8.12

All number of shares and weighted average exercise price amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017, payable March 31, 2017 to shareholders of record as of February 28, 2017.

The 2016 Stock Incentive Plan permits stock-for-stock exercises of shares.  During 2016, an employee tendered 3,409 mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

The following table presents information on stock options for the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	11,577	$4.52	$37

Stock options outstanding and expected to vest:	227,574	$8.12	$543	5.83

Stock options vested and currently exercisable:	119,423	$9.01	$316	3.44

The weighted average grant date fair value per share of options granted during the years ended December 31 was $2.05 in 2016, $2.47 in 2015, and $2.69 in 2014.  All weighted average grant date fair value per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017, payable March 31, 2017 to shareholders of record as of February 28, 2017.

At December 31, 2016, the range of exercise prices for all outstanding options ranged from $3.57 to $16.31.  The range of exercise prices have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017, payable March 31, 2017 to shareholders of record as of February 28, 2017.

As of December 31, 2016, there was $169 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

For the years ended December 31, 2016, 2015, and 2014 there was $85, $63, and $48, respectively, of recognized compensation related to stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2016	2015	2014
Risk-Free Interest Rate	1.23%	1.61%	1.53%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	28.41%	37.38%	45.93%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2016:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2015	89,831	$6.07
Granted	29,849	7.52
Vested	(18,683)	4.89
Cancelled/Forfeited	(1,773)	7.21

Balance at December 31, 2016	99,224	$6.70

All number of shares and weighted average grant date fair value amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017, payable March 31, 2017 to shareholders of record as of February 28, 2017.

The aggregate intrinsic value of restricted stock awards vested in calendar year 2016, 2015, and 2014 was $141, $139, and $79, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $7.52 in 2016, $7.02 in 2015, and $6.47 in 2014.  All weighted average grant date fair value per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017, payable March 31, 2017 to shareholders of record as of February 28, 2017.

As of December 31, 2016, there was $321 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

For the year ended December 31, 2016, 2015, and 2014, there was $177, $142, and $112, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP").  Under the 2006 Amended ESPP, the Company is authorized to issue to an eligible employee shares of common stock.  There are 322,385 shares authorized under the 2006 Amended ESPP. The 2006 Amended ESPP was terminated on November 19, 2015.  On May 19, 2015, the Company's shareholders approved the 2016 ESPP, which became effective on November 19, 2015.  There are 270,400 shares authorized under the 2016 ESPP, which include authorized but unissued shares under the 2006 Amended ESPP.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017, payable March 31, 2017 to shareholders of record as of February 28, 2017. The 2016 ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company's common stock each participation period.  The purchase price of the stock is 85 percent  of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period.  Approximately 30 percent  of eligible employees are participating in the Plan in the current participation period, which began December 10, 2016 and will end December 9, 2017.

Under the Plan, at the annual stock purchase date of December 9, 2016, there were $61 in contributions, and 9,446 shares were purchased at an average price of $6.43.  The total number of shares purchased and average price have been adjusted to give retroactive effect to the 4% stock dividend declared on January 26, 2017, payable March 31, 2017 to shareholders of record as of February 28, 2017.  For the year ended December 31, 2016, 2015, and 2014, there was $24, $25, and $25, respectively, of recognized compensation related to ESPP issuances.  Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

(15)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings from the U.S. Treasury and no Federal Funds purchased at December 31, 2016 and December 31, 2015.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank ("FHLB") secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2016, the Company had a current collateral borrowing capacity with the FHLB of $260,380 and, at such date, also had unsecured formal lines of credit totaling $77,000 with correspondent banks.

The Company had no long-term borrowings at December 31, 2016 and 2015.  Average outstanding balances of long-term borrowings consisting of FHLB advances were $0 during 2016, 2015, and 2014.  The weighted average interest rate paid was 0% in 2016, 2015, and 2014.

(16) Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,078, $980, and $1,048 for the years ended December 31, 2016, 2015, and 2014, respectively.  At December 31, 2016, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2017	$884
2018	806
2019	700
2020	720
2021	735
Thereafter	2,256

$6,101

At December 31, 2016, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2017	$62,018
2018	7,207
2019	4,376
2020	1,664
2021	442
Thereafter	228

$75,935

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2016	2015
Undisbursed loan commitments	$207,207	$201,839
Standby letters of credit	3,518	2,807
Commitments to sell loans	1,848	655

	$212,573	$205,301

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2016, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2016, there was $3,518 issued in performance standby letters of credit and the Bank carried no liability.  The Bank has experienced no draws on these letters of credit, and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793 at December 31, 2016, which is recorded in "interest payable and other liabilities" on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2016, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

(18)	Capital Adequacy and Restriction on Dividends

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's and the Bank's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below).

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

Management believes, as of December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject.  As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution's category.

The Company and the Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the "well capitalized" levels at December 31, 2016 and 2015, respectively, as set forth in the following tables (calculated in accordance with the Basel III capital rules):

	The Company
	2016		2015		Adequately Capitalized
	Capital	Ratio	Capital	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$94,648	8.2%	$86,344	8.3%	4.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	94,648	12.1%	86,344	12.4%	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	94,648	12.1%	86,344	12.4%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	104,486	13.3%	95,067	13.7%	8.0%

	The Bank
	2016		2015		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$92,153	8.0%	$84,100	8.0%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	92,153	11.7%	84,100	12.1%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	92,153	11.7%	84,100	12.1%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	101,991	13.0%	92,823	13.3%	8.0%	10.0%

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

The estimated fair values of the Company's financial instruments for the years ended December 31 were approximately as follows:

		2016		2015
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$159,643	$159,643	$200,797	$200,797
Certificates of deposit	2	16,213	16,230	16,649	16,635
Other equity securities	3	4,409	4,409	3,934	3,934
Loans receivable:
Net loans	3	669,770	669,437	605,853	604,240
Loans held-for-sale	2	3,326	3,363	351	363
Interest receivable	2	3,996	3,996	3,127	3,127
Mortgage servicing rights	3	1,794	1,794	1,862	2,041
Financial liabilities:
Deposits	3	1,063,696	1,001,460	948,114	902,872
Interest payable	2	78	78	73	73

(20)	Preferred Stock

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

On October 26, 2015, the Company redeemed the remaining $12,847 in preferred stock it issued to the U.S. Treasury under the SBLF program.

 (21) Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,152	$1,151	$1,292

Income taxes	$5,450	$3,745	$2,137

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	$3,351	$3,103	$2,065
Fair value adjustment of securities available for sale, net of tax of $(1,218), ($368), and $893 for the years ended December 31, 2016, 2015, and 2014, respectively	$(1,828)	$(553)	$1,342
Loans held-for-investment transferred to other real estate owned	$217	$407	$1,198
Loans held-for-sale transferred to loans held-for investment	$—	$—	$166
Tax deficiency related to expired, vested non-qualified stock options	$(114)	$—	$—

(22)	Accumulated Other Comprehensive Income/(Loss)

The following table details activity in accumulated other comprehensive income (loss) for the year ended December 31, 2016.

	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)
Current period other comprehensive loss	(1,828)	(24)	(3)	(1,855)
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2015.

	Unrealized Losses on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2014	$703	$(678)	$41	$66
Current period other comprehensive income (loss)	(553)	16	(24)	(561)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2014.

	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2013	$(639)	$(480)	$46	$(1,073)
Current period other comprehensive (loss) income	1,342	(198)	(5)	1,139
Balance as of December 31, 2014	$703	$(678)	$41	$66

(23)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2016	2015
Assets
Cash	$2,496	$2,244
Investment in wholly owned subsidiary	89,802	83,605

Total assets	$92,298	$85,849
Liabilities and stockholders' equity
Liabilities	—	—
Stockholders' equity	92,298	85,849

Total liabilities and stockholders' equity	$92,298	$85,849

Statements of Income	2016	2015	2014
Dividends from subsidiary	$—	$11,000	$—
Other operating expenses	(203)	(153)	(130)
Income tax benefit	88	63	54
Income (loss) before undistributed earnings of subsidiary	(115)	10,910	(76)
Equity in undistributed earnings of subsidiary	8,166	(3,989)	5,946

Net income	$8,051	$6,921	$5,870

Statements of Cash Flows	2016	2015	2014
Net income	$8,051	$6,921	$5,870
Adjustments to reconcile net income to net cash provided by operating activities
Stock plan accruals	286	230	185
Decrease in other liabilities	—	(32)	(112)
Equity in undistributed earnings of subsidiary	(8,166)	3,989	(5,946)

Net cash provided by (used in) operating activities	171	11,108	(3)

Cash flows from financing activities:
Redemption of preferred stock	—	(12,847)	—
Dividend on preferred stock	—	(105)	(129)
Common stock issued	61	82	84
Stock options exercised	25	84	—
Cash in lieu of fractional shares	(5)	(6)	(6)

Net cash provided by (used in) financing activities	81	(12,792)	(51)

Net change in cash	252	(1,684)	(54)

Cash at beginning of year	2,244	3,928	3,982

Cash at end of year	$2,496	$2,244	$3,928

(24)	Subsequent Events

On January 6, 2017, the Company executed a sale-leaseback transaction related to land and building which is partially occupied by our Auburn Branch. The lease carries an initial lease term of six years and is classified as an operating lease. The sale resulted in a total gain of $1,682, of which $495 has been deferred as a component of Other Liabilities and will be accounted for as a reduction of Occupancy and equipment expense over the initial lease term.

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

Internal controls over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system has been designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of the Company's published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  See "Management's Report" included in Item 8 for management's report on the adequacy of internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company's proxy statement for its 2017 Annual Meeting of Shareholders entitled "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management," "Executive Compensation" "Report of Audit Committee," "Section 16(a) Beneficial Ownership Compliance" and "Nomination and Election of Directors."

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company's proxy statement for its 2017 Annual Meeting of Shareholders entitled "Nomination and Election of Directors," "Transactions with Related Persons," "Director Compensation," and "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company's proxy statement for the 2017 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management" and "Nomination and Election of Directors."

Stock Purchase Equity Compensation Plan Information

The following table shows the Company's equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company's equity compensation plans as of December 31, 2016.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017, payable March 31, 2017 to shareholders of record as of February 28, 2017.  The plans included in this table are the Company's 2006 Stock Incentive Plan and 2016 Stock Incentive Plan.  See "Stock Compensation Plans" in Note 14 of Notes to Consolidated Financial Statements included in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted-average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	227,574	$8.12	99,224	$6.70	585,938
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	227,574	$8.12	99,224	$6.70	585,938

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company's proxy statement for its 2017 Annual Meeting of Shareholders entitled "Director Independence" and "Transactions with Related Persons."

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company's proxy statement for its 2017 Annual Meeting of Shareholders entitled "Audit and Non-Audit Fees."

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

10.2
First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement dated Form S-8 on May 25, 2000*

10.3
Amended First Northern Community Bancorp Employee Stock Purchase Plan – incorporated herein by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders

10.4
First Northern Community Bancorp 2000 Stock Option Plan Forms "Incentive Stock Option Agreement" and "Notice of Exercise of Stock Option" – incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 dated May 25, 2000*

10.5
First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms "Non-statutory Stock Option Agreement" and "Notice of Exercise of Stock Option" – incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 dated May 25, 2000*

10.6
First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms "Participation Agreement" and "Notice of Withdrawal" – incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-8 dated May 25, 2000*

10.7
Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish – incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.8
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum – incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.9
Employment Agreement for Louise A. Walker, President and Chief Executive Officer – incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2012*

10.10
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker – incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.11
Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Company's Annual Report on Form 10-K for the year ended December 31, 2001*

10.12
Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.12 to Company's Annual Report on Form 10-K for the year ended December 31, 2001*

10.13
Amended Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004*

10.14
Amended Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004*

10.15
Form of Salary Continuation Agreement between Pat Day and First Northern Bank of Dixon – incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006*

10.16
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Owen J. Onsum and Louise A. Walker – incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006*

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

10.24	First Northern Bancorp 2016 Stock Incentive Plan – incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A for its 2015 Annual Meeting of Shareholders*.

10.25
First Northern Bancorp 2016 Employee Stock Purchase Plan – incorporated by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A for its 2015 Annual Meeting of Shareholders*.

11.1	Statement of Computation of Per Share Earnings (See Page 90 of this Form 10-K)

21	Subsidiaries of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company's Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company's Chief Financial Officer – provided herewith

32.1**	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2**	Section 1350 Certification of the Chief Financial Officer – provided herewith

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Annual Report on Form 10-K for the twelve months ended December 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2017.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 9, 2017
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Senior Executive Vice President/Chief Financial Officer & Chief Operating Officer	March 9, 2017
Jeremiah Z. Smith	(Principal Financial Officer)

/s/ Kevin Spink	Senior Vice President/Controller	March 9, 2017
Kevin Spink	(Principal Accounting Officer)

/s/ LORI J. ALDRETE	Director and Chairman of the Board	March 9, 2017
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director	March 9, 2017
Frank J. Andrews, Jr.

/s/ PATRICK R. BRADY	Director	March 9, 2017
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director	March 9, 2017
John M. Carbahal

/s/ GREGORY DUPRATT	Director	March 9, 2017
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 9, 2017
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director	March 9, 2017
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director and Vice Chairman of the Board	March 9, 2017
Foy S. McNaughton

/s/ SEAN P. QUINN	Director	March 9, 2017
Sean P. Quinn

/s/ MARK C. SCHULZE	Director	March 9, 2017
Mark C. Schulze