Form 10-Q
period 2017-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2017-05-04
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of May 1, 2017 was 11,172,279.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except shares amounts)	March 31, 2017	December 31, 2016

Assets

Cash and cash equivalents	$163,247	$159,643
Certificates of deposit	15,717	16,213
Investment securities – available-for-sale	293,443	277,079
Loans, net of allowance for loan losses of $11,499 at March 31, 2017 and $10,899 at December 31, 2016	653,453	669,770
Loans held-for-sale	1,243	3,326
Stock in Federal Home Loan Bank and other equity securities, at cost	4,409	4,409
Premises and equipment, net	6,020	7,304
Interest receivable and other assets	29,181	29,019

Total Assets	$1,166,713	$1,166,763

Liabilities and Stockholders' Equity

Liabilities:

Demand deposits	$358,203	$362,688
Interest-bearing transaction deposits	293,609	293,343
Savings and MMDA's	328,802	331,730
Time, $250,000 or less	59,865	60,677
Time, over $250,000	20,255	15,258
Total deposits	1,060,734	1,063,696

Interest payable and other liabilities	11,127	10,769

Total Liabilities	1,071,861	1,074,465

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 11,172,279 shares issued and outstanding at March 31, 2017 and 11,148,446 shares issued and outstanding at December 31, 2016	79,398	79,114
Additional paid-in capital	977	977
Retained earnings	16,853	14,557
Accumulated other comprehensive loss, net	(2,376)	(2,350)
Total Stockholders' Equity	94,852	92,298

Total Liabilities and Stockholders' Equity	$1,166,713	$1,166,763

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended March 31, 2017	Three months ended March 31, 2016
Interest and dividend income:
Loans	$7,961	$7,382
Due from banks interest bearing accounts	332	269
Investment securities
Taxable	1,102	782
Non-taxable	75	70
Other earning assets	108	84
Total interest and dividend income	9,578	8,587
Interest expense:
Deposits	265	286
Total interest expense	265	286
Net interest income	9,313	8,301
Provision for loan losses	600	450
Net interest income after provision for loan losses	8,713	7,851
Non-interest income:
Service charges on deposit accounts	418	520
Gains on sales of other real estate owned	—	4
Gains on sales of loans held-for-sale	147	110
Investment and brokerage services income	143	125
Mortgage brokerage income	13	—
Loan servicing income	150	116
Fiduciary activities income	125	113
Debit card income	467	465
(Losses) gains on sales/calls of available-for-sale securities	(16)	14
Gain on sale-leaseback of real estate	1,187	—
Other income	211	218
Total non-interest income	2,845	1,685
Non-interest expenses:
Salaries and employee benefits	4,751	4,185
Occupancy and equipment	696	723
Data processing	402	386
Stationery and supplies	70	93
Advertising	66	85
Directors' fees	59	59
Other real estate owned (recovery) expense	(1)	1
Other expense	1,460	1,287
Total non-interest expenses	7,503	6,819
Income before provision for income taxes	4,055	2,717
Provision for income taxes	1,542	986

Net income	$2,513	$1,731

Basic earnings per common share	$0.23	$0.16
Diluted earnings per common share	$0.22	$0.16

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended March 31, 2017	Three months ended March 31, 2016
Net income	$2,513	$1,731
Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period, net of tax effect of $6 and $441 for the three-month periods ended March 31, 2017 and March 31, 2016, respectively	10	660
Less: reclassification adjustment due to losses (gains) realized on sales of securities, net of tax effect of $6 and ($6) for the three-month periods ended March 31, 2017 and March 31, 2016, respectively	10	(8)
Directors' and officer's retirement plan equity adjustments, net of tax effect of $(31) and $0 for the three-month periods ended March 31, 2017 and March 31, 2016, respectively	(46)	—
Other comprehensive (loss) income	$(26)	$652
Comprehensive income	$2,487	$2,383

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)
	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2015	10,676,557	$73,764	$977	$11,603	$(495)	$85,849
Net income				8,051		8,051
Other comprehensive loss					(1,855)	(1,855)
Stock dividend adjustment	505	4		(4)		—
4% stock dividend declared in 2017	428,786	5,088		(5,088)		—
Cash in lieu of fractional shares	(101)			(5)		(5)
Stock-based compensation		286				286
Tax deficiency related to expired, vested non-qualified stock options		(114)				(114)
Common shares issued related to restricted stock grants	34,976	61				61
Stock options exercised	7,723	25				25
Balance at December 31, 2016	11,148,446	$79,114	$977	$14,557	$(2,350)	$92,298
Net income				2,513		2,513
Other comprehensive loss					(26)	(26)
Stock dividend adjustment	289	207		(207)		—
Cash in lieu of fractional shares	(129)			(10)		(10)
Stock-based compensation		77				77
Common shares issued related to restricted stock grants	23,673	—				—
Balance at March 31, 2017	11,172,279	$79,398	$977	$16,853	$(2,376)	$94,852

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows From Operating Activities
Net income	$2,513	$1,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152	145
Accretion and amortization of investment securities premiums and discounts, net	918	601
Valuation adjustment on mortgage servicing rights	(21)	—
Increase (decrease) in deferred loan origination fees and costs, net	77	(25)
Provision for loan losses	600	450
Stock-based compensation	77	63
Loss (gain) on calls of available-for-sale securities	16	(14)
Gain on sale-leaseback of real estate	(1,187)	—
Gain on sales of other real estate owned	—	(4)
Gain on sales of loans held-for-sale	(147)	(110)
Proceeds from sales of loans held-for-sale	10,045	4,985
Originations of loans held-for-sale	(7,815)	(7,235)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(122)	326
Net increase (decrease) in interest payable and other liabilities	281	(1,821)
Net cash provided by (used in) operating activities	5,387	(908)

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	2,275	3,978
Proceeds from sales of available-for-sale securities	462	—
Principal repayments on available-for-sale securities	11,153	6,781
Purchase of available-for-sale securities	(31,156)	(52,620)
Net decrease in certificates of deposit	496	—
Net decrease (increase) in loans	15,640	(12,323)
Proceeds from sale of other real estate owned	—	221
Sales (purchases) of premises and equipment, net	2,319	(466)
Net cash provided by (used in) investing activities	1,189	(54,429)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(2,962)	10,822
Cash dividends paid in lieu of fractional shares	(10)	(5)
Net cash (used in) provided by financing activities	(2,972)	10,817

Net increase (decrease) in Cash and Cash Equivalents	3,604	(44,520)
Cash and Cash Equivalents, beginning of period	159,643	200,797
Cash and Cash Equivalents, end of period	$163,247	$156,277

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$263	$273
Income taxes	$—	$200
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$5,295	$3,351
Transfer of loans held-for-investment to other real estate owned	$—	$217
Decrease in directors' & officer's retirement plan equity adjustment, net of tax	$(46)	$—
Unrealized holding gains on available for sale securities, net of taxes	$20	$652

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 and December 31, 2016

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

2.	ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses is included in the "Asset Quality" and "Allowance for Loan Loss" discussions below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Application of these principles requires the Company to make certain estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

Recently Issued Accounting Pronouncements:

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

In March 2017, FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments also allow only the service cost component to be eligible for capitalization when applicable.  The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In March 2017, FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those periods.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

3.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2017 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$28,699	$—	$(91)	$28,608
Securities of U.S. government agencies and corporations	22,376	5	(155)	22,226
Obligations of states and political subdivisions	30,471	268	(152)	30,587
Collateralized mortgage obligations	53,695	—	(1,013)	52,682
Mortgage-backed securities	160,966	281	(1,907)	159,340
Total debt securities	$296,207	$554	$(3,318)	$293,443

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

The Company had $2,737,000 and $3,978,000 proceeds from sales/calls of available-for-sale securities for the three months ended March 31, 2017 and March 31, 2016, respectively.  There were $0 and $14,000 gross realized gains from sales/calls of available-for-sale securities for the three months ended March 31, 2017 and March 31, 2016, respectively.  There were $(16,000) and $0 gross realized losses from sales/calls of available-for-sale securities for the three months ended March 31, 2017 and March 31, 2016, respectively.

The amortized cost and estimated market value of debt and other securities at March 31, 2017, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$28,548	$28,535
Due after one year through five years	45,642	45,378
Due after five years through ten years	7,356	7,508
Due after ten years	—	—
Subtotal	81,546	81,421
MBS & CMO	214,661	212,022
Total	296,207	293,443

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2017, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$28,608	$(91)	$—	$—	$28,608	$(91)
Securities of U.S. government agencies and corporations	19,221	(155)	—	—	19,221	(155)
Obligations of states and political subdivisions	15,971	(147)	996	(5)	16,967	(152)
Collateralized Mortgage obligations	47,541	(1,013)	—	—	47,541	(1,013)
Mortgage-backed securities	126,384	(1,829)	6,304	(78)	132,688	(1,907)
Total	$237,725	$(3,235)	$7,300	$(83)	$245,025	$(3,318)

No decline in value was considered "other-than-temporary" during the first three months of 2017.  One hundred sixty four securities, all considered investment grade, which had a fair value of $237,725,000 and a total unrealized loss of $3,235,000 have been in an unrealized loss position for less than twelve months as of March 31, 2017.  Thirteen securities, all considered investment grade, which had a fair value of $7,300,000 and a total unrealized loss of $83,000 have been in an unrealized loss position for more than twelve months as of March 31, 2017.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio was other-than-temporarily impaired as of March 31, 2017. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $36,473,000 and $38,152,000 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.  LOANS

The composition of the Company's loan portfolio, by loan class, as of March 31, 2017 and December 31, 2016 was as follows:

($ in thousands)	March 31, 2017	December 31, 2016

Commercial	$121,053	$126,311
Commercial Real Estate	342,180	344,210
Agriculture	94,652	101,905
Residential Mortgage	43,176	40,237
Residential Construction	22,738	23,650
Consumer	40,124	43,250
	663,923	679,563
Allowance for loan losses	(11,499)	(10,899)
Net deferred origination fees and costs	1,029	1,106
Loans, net	$653,453	$669,770

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

Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Collateral valuations are obtained at origination of the credit and periodically thereafter (generally annually but may be more frequent depending on the collateral type), once repayment is questionable, and the loan has been deemed classified.

As of March 31, 2017, approximately 52% in principal amount of the Company's loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 7% in principal amount of the Company's loans were residential mortgage loans.  Approximately 3% in principal amount of the Company's loans were residential construction loans.  Approximately 14% in principal amount of the Company's loans were for agriculture and 18% in principal amount of the Company's loans were for general commercial uses including professional, retail and small businesses.  Approximately 6% in principal amount of the Company's loans were consumer loans.

Once a loan becomes delinquent and repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment of principal and interest in accordance with the contractual terms of the loan agreement becomes unlikely, the Company will consider the loan to be impaired and will estimate its probable loss, using the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  For collateral dependent loans, the Company will obtain an updated valuation of the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Company may periodically revalue the estimated loss and take additional charge-offs or specific reserves as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when the collateral is liquidated and the actual loss is confirmed.  Unpaid balances on loans after or during collection and liquidation may also be pursued through legal action and attachment of wages or judgment liens on the borrower's other assets.

At March 31, 2017 and December 31, 2016, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's loans by delinquency and non-accrual status, as of March 31, 2017 and December 31, 2016, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
March 31, 2017
Commercial	$115,988	$65	$—	$—	$5,000	$121,053
Commercial Real Estate	341,188	478	—	—	514	342,180
Agriculture	94,652	—	—	—	—	94,652
Residential Mortgage	42,508	—	—	—	668	43,176
Residential Construction	22,738	—	—	—	—	22,738
Consumer	40,061	63	—	—	—	40,124
Total	$657,135	$606	$—	$—	$6,182	$663,923

December 31, 2016
Commercial	$121,311	$—	$—	$—	$5,000	$126,311
Commercial Real Estate	343,186	484	—	—	540	344,210
Agriculture	101,905	—	—	—	—	101,905
Residential Mortgage	39,463	—	120	—	654	40,237
Residential Construction	23,650	—	—	—	—	23,650
Consumer	43,106	—	41	—	103	43,250
Total	$672,621	$484	$161	$—	$6,297	$679,563

Non-accrual loans amounted to $6,182,000 at March 31, 2017 and were comprised of one commercial loan totaling $5,000,000, two commercial real estate loans totaling $514,000 and three residential mortgage loans totaling $668,000.  Non-accrual loans amounted to $6,297,000 at December 31, 2016 and were comprised of one commercial loan totaling $5,000,000, two commercial real estate loans totaling $540,000, three residential mortgage loans totaling $654,000, and one consumer loan totaling $103,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at March 31, 2017.

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

Impaired loans, segregated by loan class, as of March 31, 2017 and December 31, 2016 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2017
Commercial	$5,544	$—	$5,544	$5,544	$1,341
Commercial Real Estate	870	514	281	795	38
Agriculture	—	—	—	—	—
Residential Mortgage	3,380	668	2,354	3,022	578
Residential Construction	812	—	812	812	98
Consumer	593	—	593	593	24
Total	$11,199	$1,182	$9,584	$10,766	$2,079

December 31, 2016
Commercial	$5,578	$—	$5,578	$5,578	$898
Commercial Real Estate	885	540	283	823	39
Agriculture	—	—	—	—	—
Residential Mortgage	3,392	654	2,380	3,034	584
Residential Construction	820	—	820	820	98
Consumer	708	103	601	704	25
Total	$11,383	$1,297	$9,662	$10,959	$1,644

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended March 31, 2017 and March 31, 2016 was as follows:

($ in thousands)	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$5,561	$9	$990	$12
Commercial Real Estate	809	15	1,075	4
Agriculture	—	—	—	—
Residential Mortgage	3,028	31	3,560	24
Residential Construction	816	9	1,001	11
Consumer	649	9	1,013	45
Total	$10,863	$73	$7,639	$96

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

The Company had $9,584,000 and $9,663,000 in TDR loans as of March 31, 2017 and December 31, 2016, respectively.  Specific reserves for TDR loans totaled $2,079,000 and $1,644,000 as of March 31, 2017 and December 31, 2016, respectively.  TDR loans performing in compliance with modified terms totaled $4,584,000 and $4,662,000 as of March 31, 2017 and December 31, 2016, respectively.  There were no commitments to advance additional funds on existing TDR loans as of March 31, 2017.

There were no loans modified as TDRs during the three months ended March 31, 2017.

Loans modified as TDRs during the three months ended March 31, 2016, were as follows:

($ in thousands)	Three Months Ended March 31, 2016
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	180	180
Total	1	$180	$180

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  There were no loans modified as a TDR within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2017 and March 31, 2016.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table presents the risk ratings by loan class as of March 31, 2017 and December 31, 2016:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2017
Commercial	$107,626	$7,359	$6,068	$—	$—	$121,053
Commercial Real Estate	330,711	10,200	1,269	—	—	342,180
Agriculture	94,522	—	130	—	—	94,652
Residential Mortgage	40,782	1,725	669	—	—	43,176
Residential Construction	22,738	—	—	—	—	22,738
Consumer	39,059	546	519	—	—	40,124
Total	$635,438	$19,830	$8,655	$—	$—	$663,923

December 31, 2016
Commercial	$112,656	$7,294	$6,361	$—	$—	$126,311
Commercial Real Estate	331,653	11,058	1,499	—	—	344,210
Agriculture	101,820	—	85	—	—	101,905
Residential Mortgage	37,831	1,751	655	—	—	40,237
Residential Construction	23,070	436	144	—	—	23,650
Consumer	41,826	547	877	—	—	43,250
Total	$648,856	$21,086	$9,621	$—	$—	$679,563

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three months ended March 31, 2017 and March 31, 2016:

Three months ended March 31, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for (reversal of) loan losses	235	813	25	41	13	(114)	(413)	600

Charge-offs	—	—	—	—	—	(11)	—	(11)
Recoveries	2	—	—	—	1	8	—	11
Net charge-offs	2	—	—	—	1	(3)	—	—
Balance as of March 31, 2017	$3,808	$4,723	$1,287	$701	$454	$381	$145	$11,499
Period-end amount allocated to:
Loans individually evaluated for impairment	1,341	38	—	578	98	24	—	2,079
Loans collectively evaluated for impairment	2,467	4,685	1,287	123	356	357	145	9,420
Balance as of March 31, 2017	$3,808	$4,723	$1,287	$701	$454	$381	$145	$11,499

Three months ended March 31, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for (reversal of) loan losses	(35)	308	(95)	(38)	66	(53)	297	450

Charge-offs	(100)	(15)	—	—	—	(20)	—	(135)
Recoveries	18	—	—	1	1	21	—	41
Net charge-offs	(82)	(15)	—	1	1	1	—	(94)
Balance as of March 31, 2016	$2,980	$3,636	$965	$702	$401	$589	$334	$9,607
Period-end amount allocated to:
Loans individually evaluated for impairment	188	41	—	607	114	33	—	983
Loans collectively evaluated for impairment	2,792	3,595	965	95	287	556	334	8,624
Balance as of March 31, 2016	$2,980	$3,636	$965	$702	$401	$589	$334	$9,607

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the period ended December 31, 2016.

Year ended December 31, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for (reversal of) loan losses	883	582	121	(67)	101	(341)	521	1,800

Charge-offs	(446)	(15)	—	(13)	—	(65)	—	(539)
Recoveries	37	—	81	1	5	263	—	387
Net charge-offs	(409)	(15)	81	(12)	5	198	—	(152)
Ending Balance	3,571	3,910	1,262	660	440	498	558	10,899
Period-end amount allocated to:
Loans individually evaluated for impairment	898	39	—	584	98	25	—	1,644
Loans collectively evaluated for impairment	2,673	3,871	1,262	76	342	473	558	9,255
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899

The Company's investment in loans as of March 31, 2017, March 31, 2016, and December 31, 2016 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company's impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2017
Loans individually evaluated for impairment	$5,544	$795	$—	$3,022	$812	$593	$10,766
Loans collectively evaluated for impairment	115,509	341,385	94,652	40,154	21,926	39,531	653,157
Ending Balance	$121,053	$342,180	$94,652	$43,176	$22,738	$40,124	$663,923

March 31, 2016
Loans individually evaluated for impairment	$1,062	$891	$—	$3,544	$997	$704	$7,198
Loans collectively evaluated for impairment	129,352	316,059	77,185	37,868	15,763	42,682	618,909
Ending Balance	$130,414	$316,950	$77,185	$41,412	$16,760	$43,386	$626,107

December 31, 2016
Loans individually evaluated for impairment	$5,578	$823	$—	$3,034	$820	$704	$10,959
Loans collectively evaluated for impairment	120,733	343,387	101,905	37,203	22,830	42,546	668,604
Ending Balance	$126,311	$344,210	$101,905	$40,237	$23,650	$43,250	$679,563

5.  MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2017 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016

Constant prepayment rate	11.00%	12.67%
Discount rate	10.02%	10.02%
Weighted average life (years)	6.01	5.51

At March 31, 2017 and December 31, 2016, the Company's mortgage loans held-for-sale totaled $1,243,000 and $3,326,000, respectively.  At March 31, 2017, and December 31, 2016, the Company serviced real estate mortgage loans for others totaling $231,811,000 and $231,310,000, respectively.

The following table summarizes the Company's mortgage servicing rights assets as of March 31, 2017 and December 31, 2016.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2016	Additions	Reductions	March 31, 2017

Mortgage servicing rights	$1,815	$68	$(85)	$1,798
Valuation allowance	(21)	—	21	—
Mortgage servicing rights, net of valuation allowance	$1,794	$68	$(64)	$1,798

At March 31, 2017 and December 31, 2016, the estimated fair market value of the Company's mortgage servicing rights asset was $1,918,000 and $1,794,000, respectively.

The Company received contractually specified servicing fees of $146,000 and $149,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

6.  FAIR VALUE MEASUREMENTS

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	(in thousands)
March 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$28,608	$28,608	$—	$—
Securities of U.S. government agencies and corporations	22,226	—	22,226	—
Obligations of states and political subdivisions	30,587	—	30,587	—
Collateralized mortgage obligations	52,682	—	52,682	—
Mortgage-backed securities	159,340	—	159,340	—
Total investments at fair value	$293,443	$28,608	$264,835	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	(in thousands)
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$28,652	$28,652	$—	$—
Securities of U.S. government agencies and corporations	24,197	—	24,197	—
Obligations of states and political subdivisions	30,888	—	30,888	—
Collateralized mortgage obligations	49,938	—	49,938	—
Mortgage-backed securities	143,404	—	143,404	—
Total investments at fair value	$277,079	$28,652	$248,427	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2017:

	(in thousands)
March 31, 2017	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$3,674	$—	$—	$3,674
Total assets at fair value	$3,674	$—	$—	$3,674

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2016:

	(in thousands)
December 31, 2016	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$4,128	$—	$—	$4,128
Loan servicing rights	1,794	—	—	1,794
Total assets at fair value	$5,922	$—	$—	$5,922

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2017 and December 31, 2016.

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of March 31, 2017 and December 31, 2016 were as follows:

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

The following section describes the valuation methodologies used for assets and liabilities recorded at fair value.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At March 31, 2017 and December 31, 2016, there were no loans held-for-sale that required a write-down.

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

At March 31, 2017, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Other Real Estate Owned

Other real estate assets ("OREO") acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses.  Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy.  At March 31, 2017 and December 31, 2016, there were no OREO that required a write-down.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments for the periods ended March 31, 2017 and December 31, 2016 were approximately as follows:

		March 31, 2017		December 31, 2016
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$163,247	$163,247	$159,643	$159,643
Certificates of deposit	2	15,717	15,726	16,213	16,230
Stock in Federal Home Loan Bank and other equity securities	3	4,409	4,409	4,409	4,409
Loans receivable:
Net loans	3	653,453	652,973	669,770	669,437
Loans held-for-sale	2	1,243	1,280	3,326	3,363
Interest receivable	2	3,686	3,686	3,996	3,996
Mortgage servicing rights	3	1,798	1,918	1,794	1,794
Financial liabilities:
Deposits	3	1,060,734	990,737	1,063,696	1,001,460
Interest payable	2	80	80	78	78

The following section describes the valuation methodologies used by the Company for estimating fair value of financial instruments not recorded at fair value on the Balance Sheet.

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2017	December 31, 2016

Undisbursed loan commitments	$227,127	$207,207
Standby letters of credit	3,066	3,518
Commitments to sell loans	2,010	1,848
	$232,203	$212,573

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2017 and December 31, 2016, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $3,066,000 and $3,518,000 at March 31, 2017 and December 31, 2016, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $793,000 at March 31, 2017 and December 31, 2016, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2017 and December 31, 2016, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

8.  STOCK PLANS

On January 26, 2017, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2017 to shareholders of record as of February 28, 2017.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	227,549	$8.12
Granted	60,520	$11.54
Expired	(37,475)	$16.31
Cancelled / Forfeited	—	$—
Exercised	—	$—
Options outstanding at End of Period	250,594	$7.72	$978,246	7.49
Exercisable (vested) at End of Period	118,731	$6.03	$667,012	5.71

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2017 was $2.78 per share.

As of March 31, 2017, there was $313,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 3.15 years.

There was $24,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2017.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2017 is presented below:

Three Months Ended March 31, 2017
Risk Free Interest Rate	1.89%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	22.88%

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	99,184	$6.70
Granted	24,617	$11.46
Cancelled/Forfeited	—	$—
Exercised/Released/Vested	(15,340)	$5.08		$
Non-vested restricted stock outstanding at End of Period	108,461	$8.01	$1,258,148		3.06

The weighted average fair value of restricted stock granted during the three months ended March 31, 2017 was $11.46 per share.

As of March 31, 2017, there was $560,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.06 years.

There was $48,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2017.

The Company has an Employee Stock Purchase Plan ("ESPP").  There are 270,400 shares authorized under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 26, 2017, payable March 31, 2017 to shareholders of record as of February 28, 2017.  The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of December 10, 2016 to November 23, 2017.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company's common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2017, there was $14,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $5,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2017.

The weighted average fair value at issuance date during the three months ended March 31, 2017 was $1.74.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2017 is presented below:

Three Months Ended March 31, 2017
Risk Free Interest Rate	0.85%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	8.18%

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2017:

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)
Current period other comprehensive income/(loss)	20	(46)	-	(26)
Balance as of March 31, 2017	$(1,658)	$(732)	$14	$(2,376)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2016:

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)
Current period other comprehensive income/(loss)	652	—	—	652
Balance as of March 31, 2016	$802	$(662)	$17	$157

10.  OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 26, 2017, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2017 to shareholders of record as of February 28, 2017.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2017 and 2016 (dollars in thousands except per share amounts):

	Three months ended March 31,
	2017	2016
Basic earnings per share:
Net income	$2,513	$1,731

Weighted average common shares outstanding	11,052,475	11,014,129
Basic EPS	$0.23	$0.16

Diluted earnings per share:
Net income	$2,513	$1,731

Weighted average common shares outstanding	11,052,475	11,014,129
Effect of dilutive shares	137,753	69,819
Adjusted weighted average common shares outstanding	11,190,228	11,083,948
Diluted EPS	$0.22	$0.16

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 68,398 shares and 169,530 shares for the three months ended March 31, 2017 and March 31, 2016, respectively.

11.  GAIN ON SALE-LEASEBACK OF REAL ESTATE

On January 6, 2017, the Company executed a sale-leaseback transaction related to land and building which is partially occupied by our Auburn Branch. The lease carries an initial lease term of six years and is classified as an operating lease. The sale resulted in a total gain of $1,682, of which $495 has been deferred as a component of Other Liabilities and will be accounted for as a reduction of Occupancy and equipment expense over the initial lease term.  The Company recognized $14 as a reduction of Occupancy and equipment expense for the three month period ended March 31, 2017.

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. "Risk Factors," and the other risks described in our 2016 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

This report and other reports or statements which we may release may include forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "strive," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.

In this document and in other SEC filings or other public statements, for example, we make forward-looking statements relating to the following topics, among others:

•
Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position and prospects, and the effect of competition on our business and strategies

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

•	Regulatory and compliance controls, processes and requirements and their impact on our business

•	The costs and effects of legal or regulatory actions

•	Expectations regarding draws on performance letters of credit

•	Our regulatory capital requirements, including the capital rules adopted in the past several years by the U.S. federal banking agencies

•	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

•	Credit quality and provision for credit losses and management of asset quality and credit risk and expectations regarding collections

•	Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grading

•	Our assessment of economic conditions and trends and credit cycles and their impact on our business

•	The seasonal nature of our business

•
The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of increases in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans

•
Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding troubled debt restructurings ("TDRs"), delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	Expectations regarding an increase or decrease in unrecognized tax benefits

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

•	The possible impact of weather-related conditions, including drought or flooding, and related governmental responses on economic conditions, especially in the agricultural sector

•	Maintenance of insurance coverages appropriate for our operations

•	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

•	Descriptions of assumptions underlying or relating to any of the of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management's belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A "Risk Factors" of Part II of this Form 10-Q, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q and "Risk Factors" and "Supervision and Regulation" in our 2016 Annual Report on Form 10-K, and in our other reports to the SEC.

INTRODUCTION

This overview of Management's Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission ("SEC"), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Significant results and developments during the first quarter and year-to-date 2017 included:

•	Net income of $2.5 million for the three months ended March 31, 2017, up 47.1% from $1.7 million earned for the same period last year.

•	Diluted earnings per share of $0.22 for the three months ended March 31, 2017, up 37.5% from diluted income per share of $0.16 in the same period last year.

•
Net interest income of $9.3 million for the three months ended March 31, 2017, up 12.1% from $8.3 million in the same period last year.  The increase in net interest income was primarily attributable to an increase in interest income on loans and investment securities and a decrease in interest expense on deposits.  The increase in interest income on loans was due to an increase in average loans and an increase in interest yield.  The increase in interest income on investment securities was primarily due to an increase in average balance, which was partially offset by a decrease in interest yield.  The decrease in interest expense on deposits was primarily due to a decrease in interest yield, which was partially offset by an increase in average balance.

●	Net interest margin of 3.42% for the three months ended March 31, 2017, up 0.08% from 3.34% for the same period last year.

●	Gain on sale-leaseback of $1.2 million for the three months ended March 31, 2017, up 100.0% from $0 for the same period last year.

•	Provision for loan losses of $0.6 million for the three months ended March 31, 2017, up 20.0% from $0.5 million for the same period last year.

•	Total assets of $1.167 billion as of March 31, 2017 and December 31, 2016.

•	Total net loans (including loans held-for-sale) of $654.7 million as of March 31, 2017, down 2.7% from $673.1 million as of December 31, 2016.

•	Total investment securities of $293.4 million as of March 31, 2017, up 5.9% from $277.1 million as of December 31, 2016.

•	Total deposits of $1.061 billion as of March 31, 2017, down 0.3% from $1.064 billion as of December 31, 2016.

SUMMARY

The Company recorded net income of $2,513,000 for the three months ended March 31, 2017, representing an increase of $782,000 from net income of $1,731,000 for the same period in 2016.

The following tables present a summary of the results for the three months ended March 31, 2017 and 2016, and a summary of our financial condition at March 31, 2017 and December 31, 2016:

	Three months ended March 31, 2017	Three months ended March 31, 2016

(in thousands except for per share amounts)
For the Period:
Net Income	$2,513	$1,731
Basic Earnings Per Common Share	$0.23	$0.16
Diluted Earnings Per Common Share	$0.22	$0.16
Net Income to Average Total Assets (annualized)	0.87%	0.66%
Net Income to Average Common Shareholders' Equity (annualized)	10.64%	7.91%

	March 31, 2017	December 31, 2016

(in thousands except for ratios)
At Period End:
Total Assets	$1,166,713	$1,166,763
Total Loans, Net (including loans held-for-sale)	$654,696	$673,096
Total Investment Securities	$293,443	$277,079
Total Deposits	$1,060,734	$1,063,696
Loan-To-Deposit Ratio	61.7%	63.3%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$660,028	$7,961	4.89%	$607,784	$7,382	4.87%
Certificates of deposit	16,161	36	0.90%	16,649	33	0.80%
Interest bearing due from banks	139,768	296	0.86%	171,976	236	0.55%
Investment securities, taxable	263,729	1,102	1.69%	185,044	782	1.70%
Investment securities, non-taxable (2)	19,108	75	1.59%	12,447	70	2.26%
Other interest earning assets	4,409	108	9.93%	3,934	84	8.56%
Total average interest-earning assets	1,103,203	9,578	3.52%	997,834	8,587	3.45%
Non-interest-earning assets:
Cash and due from banks	24,451			24,334
Premises and equipment, net	6,095			7,145
Other real estate owned	-			26
Interest receivable and other assets	27,773			25,930
Total average assets	1,161,522			1,055,269

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	288,923	60	0.08%	264,896	75	0.11%
Savings and MMDA's	334,643	127	0.15%	290,716	124	0.17%
Time, $250,000 and under	58,717	59	0.41%	67,251	65	0.39%
Time, over $250,000	19,866	19	0.39%	20,422	22	0.43%
Total average interest-bearing liabilities	702,149	265	0.15%	643,285	286	0.18%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	354,759			315,387
Interest payable and other liabilities	10,128			9,031
Total liabilities	1,067,036			967,703
Total average stockholders' equity	94,486			87,566
Total average liabilities and stockholders' equity	$1,161,522			$1,055,269
Net interest income and net interest margin (3)		$9,313	3.42%		$8,301	3.34%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $16 and ($92) for the three months ended March 31, 2017 and 2016, respectively.
(2)  Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)  For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2017			Three months ended December 31, 2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$660,028	$7,961	4.89%	$648,387	$7,895	4.83%
Certificates of deposit	16,161	36	0.90%	16,394	37	0.90%
Interest bearing due from banks	139,768	296	0.86%	145,255	178	0.49%
Investment securities, taxable	263,729	1,102	1.69%	255,599	1,005	1.56%
Investment securities, non-taxable (2)	19,108	75	1.59%	18,677	74	1.57%
Other interest earning assets	4,409	108	9.93%	4,409	247	22.23%
Total average interest-earning assets	1,103,203	9,578	3.52%	1,088,721	9,436	3.44%
Non-interest-earning assets:
Cash and due from banks	24,451			26,104
Premises and equipment, net	6,095			7,393
Interest receivable and other assets	27,773			27,176
Total average assets	1,161,522			1,149,394

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	288,923	60	0.08%	277,010	83	0.12%
Savings and MMDA's	334,643	127	0.15%	333,447	144	0.17%
Time, $250,000 and under	58,717	59	0.41%	65,013	77	0.47%
Time, over $250,000	19,866	19	0.39%	16,348	5	0.12%
Total average interest-bearing liabilities	702,149	265	0.15%	691,818	309	0.18%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	354,759			354,060
Interest payable and other liabilities	10,128			10,168
Total liabilities	1,067,036			1,056,046
Total average stockholders' equity	94,486			93,348
Total average liabilities and stockholders' equity	$1,161,522			$1,149,394
Net interest income and net interest margin (3)		$9,313	3.42%		$9,127	3.33%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $16 and ($26) for the three months ended March 31, 2017 and December 31, 2016, respectively.
(2)  Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)  For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended March 31, 2017 over the three months ended March 31, 2016 and the three months ended March 31, 2017 over the three months ended December 31, 2016.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended March 31, 2017 Over Three Months Ended March 31, 2016			Three Months Ended March 31, 2017 Over Three Months Ended December 31, 2016
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$557	$(86)	$471	$18	$6	$24

Loan Fees	108	—	108	42	—	42

Due From Banks	(51)	111	60	(7)	125	118

Certificates of Deposit	(1)	4	3	(1)	—	(1)

Investment Securities	713	(388)	325	38	60	98

Other Assets	11	14	24	1	(140)	(139)

	$1,336	$(345)	$991	$91	$51	$142

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	$6	$(21)	$(15)	$4	$(27)	$(23)

Savings & MMDAs	19	(16)	3	1	(18)	(17)

Time Certificates	(8)	(2)	(9)	(8)	4	(4)

Borrowed Funds	—	—	—	—	—	—

	$17	$(38)	$(21)	$(3)	$(41)	$(44)

Increase in Net Interest Income:	$1,319	$(307)	$1,012	$94	$92	$186

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $3,604,000 increase in cash and cash equivalents, a $16,364,000 increase in investment securities available-for-sale, a $16,317,000 decrease in net loans held-for-investment, a $2,083,000 decrease in loans held-for-sale, and a $1,284,000 decrease in premises & equipment from December 31, 2016 to March 31, 2017.  The increase in cash and cash equivalents was due to an increase in interest bearing due from Federal Reserve Bank accounts.  The increase in investment securities available-for-sale was primarily the result of the purchases of mortgage-backed securities.  The decrease in net loans held-for-investment was primarily due to decreased demand for commercial, commercial real estate, agriculture, residential construction, and consumer loans.  The decrease in net loans held-for-investment was partially offset by an increase in residential mortgage loans. The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The decrease in premises & equipment was due to a sale-leaseback of land and building partially occupied by a Bank branch.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $2,962,000 from December 31, 2016 to March 31, 2017.  The decrease in deposits was due to decreases in demand accounts, money market accounts, and time deposits $250,000 or less, which were partially offset by increases in interest-bearing deposit accounts, savings accounts, and time deposits over $250,000.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate 25 basis points from 0.75% to 1.00% during the three months ended March 31, 2017.

Interest income on loans for the three months ended March 31, 2017 was up 7.8% from the same period in 2016, increasing from $7,382,000 to $7,961,000.  The increase in interest income on loans for the three months ended March 31, 2017 as compared to the same period a year ago was primarily due to an increase in average loans and a 2 basis point increase in loan yields.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on investment securities available-for-sale for the three months ended March 31, 2017 was up 38.2% from the same period in 2016, increasing from $852,000 to $1,177,000. The increase in interest income on investment securities for the three months ended March 31, 2017 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by a 4 basis point decrease in yields on investment securities.

Interest income on interest-bearing due from banks (including certificates of deposit) for the three months ended March 31, 2017 was up 23.4% from the same period in 2016, increasing from $269,000 to $332,000.  The increase in interest income on interest-bearing due from banks for the three months ended March 31, 2017 as compared to the same period a year ago was due to a 31 basis point increase in interest-bearing due from yields, which was partially offset by a decrease in average interest-bearing due from banks balance.

The Company had no Federal Funds sold balances during the three months ended March 31, 2017 and March 31, 2016.

Interest Expense

Interest expense on deposits for the three months ended March 31, 2017 was down 7.3% from the same period in 2016, decreasing from $286,000 to $265,000.  The decrease in interest expense during the three months ended March 31, 2017 was due to a 3 basis point decrease in the Company's average cost of funds, which was partially offset by an increase in average interest-bearing liabilities.

The Company had no FHLB advances or other borrowing balances during the three months ended March 31, 2017 and March 31, 2016.

Provision for Loan Losses

There was a provision for loan losses of $600,000 for the three months ended March 31, 2017 compared to a provision for loan losses of $450,000 for the same period in 2016.  The allowance for loan losses was approximately $11,499,000, or 1.73% of total loans, at March 31, 2017, compared to $10,899,000, or 1.60% of total loans, at December 31, 2016.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three months in 2017 was primarily due to an increase in reserves on loans individually evaluated for impairment and an increase in qualitative risk factors, which was partially offset by decreased net charge-offs and improvements in credit quality.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three months ended March 31, 2017 and March 31, 2016.

The provision for unfunded lending commitment losses would be included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was up 68.8% for the three months ended March 31, 2017 from the same period in 2016, increasing from $1,685,000 to $2,845,000.

The Company recognized a pre-tax gain of $1,187,000 on a sale-leaseback transaction related to land and building which is partially occupied by a Bank branch.  The lease carries an initial lease term of six years and is classified as an operating lease.  The sale resulted in a total gain of $1,682,000, of which $495,000 has been deferred as a component of Other Liabilities and will be accounted for as a reduction of occupancy & equipment expense over the initial lease term.

This increase was primarily due to the previously discussed $1,187,000 gain on sale leaseback of real estate.  Other changes included increases in gains on sales of loans held-for-sale, investment and brokerage services income, mortgage brokerage income, loan servicing income, and fiduciary activities income, which was partially offset by a decrease in service charges on deposit accounts and (losses)/gains on sales of available-for-sale securities.  The increase in gains on sales of loans held-for-sale was primarily due to an increase in the volume of sales.  The increase in investment and brokerage services income, mortgage brokerage income, and fiduciary activities income was primarily due to an increase in demand for those services.  The increase in loan servicing income was primarily due to the reversal of impairment expense in the current period.  The decrease in service charges on deposit accounts was primarily due to decreases in fees charged.  The decrease in gains on sales of available-for-sale securities was primarily due to decreased values of securities sold and current market pricing at the time of sale.

Non-Interest Expenses

Total non-interest expenses were up 10.0% for the three months ended March 31, 2017 from the same period in 2016, increasing from $6,819,000 to $7,503,000.

The increase was primarily due to increases in salaries and employee benefits, data processing, and other non-interest expenses, which was partially offset by decreases in occupancy and equipment expense, stationery and supplies and advertising.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries, commissions and profit sharing.  The increase in data processing was primarily due to increases in general data processing costs.  The increase in other non-interest expenses was primarily due to contributions, consulting fees and operational losses, which was partially offset by a decrease in FDIC assessments expense and legal fees.  The decrease in occupancy and equipment expense was primarily due to a decrease in rent expense due to the expiration of a lease.

The following table sets forth other non-interest expenses by category for the three months ended March 31, 2017 and 2016.

	(in thousands)
	Three months ended March 31, 2017	Three months ended March 31, 2016
Other non-interest expenses
FDIC assessments	$135	$155
Contributions	45	25
Legal fees	46	83
Accounting and audit fees	93	88
Consulting fees	250	151
Postage expense	69	78
Telephone expense	32	37
Public relations	51	65
Training expense	48	37
Loan origination expense	35	38
Computer software depreciation	38	25
Operational losses	98	31
Loan collection expense	26	20
Other non-interest expense	494	454
Total other non-interest expenses	$1,460	$1,287

Income Taxes

The Company's tax rate, the Company's income before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company's provision for income taxes.

In the three months ended March 31, 2017, the Company's expense for income taxes increased $556,000 or 56.4% from the same period last year, from $986,000 to $1,542,000.

The increase in provision for income taxes for the period presented is primarily attributable to the respective levels of taxable earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	(in thousands)
	March 31, 2017	December 31, 2016

Undisbursed loan commitments	$227,127	$207,207
Standby letters of credit	3,066	3,518
Commitments to sell loans	2,010	1,848
	$232,203	$212,573

The reserve for unfunded lending commitments amounted to $793,000 at each of March 31, 2017 and December 31, 2016, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company's non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2017 and December 31, 2016:

	At March 31, 2017			At December 31, 2016
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$5,000	$2,000	$3,000	$5,000	$2,000	$3,000
Commercial real estate	514	78	436	540	81	459
Agriculture	—	—	—	—	—	—
Residential mortgage	668	—	668	654	—	654
Residential construction	—	—	—	—	—	—
Consumer	—	—	—	103	—	103
Total non-accrual loans	$6,182	$2,078	$4,104	$6,297	$2,081	$4,216

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

Non-accrual loans amounted to $6,182,000 at March 31, 2017 and were comprised of one commercial loan totaling $5,000,000, two commercial real estate loans totaling $514,000 and three residential mortgage loans totaling $668,000.  Non-accrual loans amounted to $6,297,000 at December 31, 2016 and were comprised of one commercial loan totaling $5,000,000, two commercial real estate loans totaling $540,000, three residential mortgage loans totaling $654,000, and one consumer loan totaling $103,000. If the loan is collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Non-accrual loans included one commercial loan totaling $5,000,000, or 81% and 79% of total non-accrual loans at March 31, 2017 and December 31, 2016, respectively.  This loan was supported by the loan's guarantor and a partial government guarantee.  The collateral securing all non-accrual loans is generally appraised at least annually but may be more frequent depending on the collateral type.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at March 31, 2017 and December 31, 2016 consisting of loans on non-accrual status totaled $6,182,000 and $6,297,000, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $4,584,000 and $4,662,000 at March 31, 2017 and December 31, 2016, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See "Allowance for Loan Losses" below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $112,000 or 2.7% to $4,104,000 during the first three months of 2017.  Non-performing assets, net of guarantees, represented 0.4% of total assets at March 31, 2017.

	At March 31, 2017			At December 31, 2016
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$6,182	$2,078	$4,104	$6,297	$2,081	$4,216
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	6,182	2,078	4,104	6,297	2,081	4,216
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	6,182	2,078	4,104	6,297	2,081	4,216

Non-performing loans to total loans			0.6%			0.6%
Non-performing assets to total assets			0.4%			0.4%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			280.2%			258.5%

The Company had no loans 90 days or more past due and still accruing at March 31, 2017 and December 31, 2016.

Excluding the non-performing loans cited previously, loans totaling $2,473,000 and $3,324,000 were classified as substandard or doubtful loans, representing potential problem loans at March 31, 2017 and December 31, 2016, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at March 31, 2017 and December 31, 2016.  The ratio of the Allowance for Loan Losses to total loans at March 31, 2017 and December 31, 2016 was 1.73% and 1.60%, respectively.

Other real estate owned ("OREO") consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of March 31, 2017 and December 31, 2016, respectively.

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

The following table summarizes the Allowance for Loan Losses of the Company during the three months ended March 31, 2017 and 2016, and for the year ended December 31, 2016:

 Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016

Balance at beginning of period	$10,899	$9,251	$9,251
Provision for loan losses	600	450	1,800
Loans charged-off:
Commercial	—	(100)	(446)
Commercial Real Estate	—	(15)	(15)
Agriculture	—	—	—
Residential Mortgage	—	—	(13)
Residential Construction	—	—	—
Consumer	(11)	(20)	(65)
Total charged-off	(11)	(135)	(539)

Recoveries:
Commercial	2	18	37
Commercial Real Estate	—	—	—
Agriculture	—	—	81
Residential Mortgage	—	1	1
Residential Construction	1	1	5
Consumer	8	21	263
Total recoveries	11	41	387

Net charge-offs	—	(94)	(152)

Balance at end of period	$11,499	$9,607	$10,899

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.00%	(0.06%)	(0.02%)
Allowance for loan losses
To total loans at the end of the period	1.73%	1.53%	1.60%
To non-performing loans, net of guarantees at the end of the period	280.2%	511.3%	258.5%

The allowance for loan losses to non-performing loans, net of guarantees was 280.2% and 511.3% as of March 31, 2017 and March 31, 2016, respectively.  The decrease in allowance for loan losses to non-performing loans, net of guarantees was primarily due to an increase in allowance for loan losses.  The increase in allowance for loan losses during the three months in 2017 was due to an increase in reserves on loans individually evaluated for impairment and an increase in qualitative risk factors primarily for commercial and commercial real estate loans.

Deposits

Deposits are one of the Company's primary sources of funds.  At March 31, 2017, the Company had the following deposit mix: 31.0% in savings and MMDA deposits, 7.5% in time deposits, 27.7% in interest-bearing transaction deposits and 33.8% in non-interest-bearing transaction deposits.  At December 31, 2016, the Company had the following deposit mix: 31.2% in savings and MMDA deposits, 7.1% in time deposits, 27.6% in interest-bearing transaction deposits and 34.1% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 or more outstanding at March 31, 2017 and December 31, 2016 are summarized as follows:

	(in thousands)
	March 31, 2017	December 31, 2016
Three months or less	$4,766	$2,676
Over three to twelve months	8,182	10,058
Over twelve months	7,307	2,524
Total	$20,255	$15,258

The increase in time certificates of deposit over $250,000 was primarily attributable to the origination of time deposits.

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management's opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 61.7% on March 31, 2017.  In addition, on March 31, 2017, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $28,901,000 in securities due within one year or less; and $50,145,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $77,000,000 at March 31, 2017.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at March 31, 2017 of $272,876,000; credit availability is subject to certain collateral requirements.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of March 31, 2017, the Bank's capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2017.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$94,696	8.15%	5.0%
Common Equity Tier 1	$94,696	12.15%	6.5%
Tier 1 Risk-Based	$94,696	12.15%	8.0%
Total Risk-Based	$104,473	13.40%	10.0%

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

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2017, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2017.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2017, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2016 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At March 31, 2017, approximately 76% of the Bank's loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At March 31, 2017, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 71% and 5%, respectively, of the total loans in the Bank's portfolio.  At March 31, 2017, all of the Bank's real estate mortgage and construction loans and approximately 12% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  California markets have experienced a strong recovery in home prices since the housing market crisis; however, home price growth has begun to moderate and some fundamentals of the housing market have remained soft through the recovery. A renewed downturn and deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.  For additional information, see "Business – Certain CFPB Rules" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At March 31, 2017, approximately 76% of the Bank's loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

At times, economic conditions in California, and especially the regional markets we serve, have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government's budgetary and fiscal difficulties.  While California home prices and the California economy in general have experienced a recovery in recent years, there can be no assurance that the recovery will continue.  Recent growth in home prices in some California markets may be unsustainable relative to market fundamentals, and home price declines may occur.
In addition, until 2013, the State government of California experienced budget shortfalls or deficits that led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap.  The California electorate approved, in the 2012 general elections, certain increases in the rate of income taxation in California.  However, there can be no assurance that the state's fiscal and budgetary challenges will not recur. In addition, the impact of increased rates of income taxation on the level of economic activity in California cannot be predicted at this time.
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

Poor economic conditions in California, and especially the regional markets we serve, will cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units were to recur or economic conditions in California decline, we expect that our level of problem assets will increase and our prospects for growth will be impaired.

Potential Volatility of Deposits May Increase Our Cost of Funds

At March 31, 2017 and December 31, 2016, 2% and 1% of the dollar value of the Company's total deposits was represented by time certificates of deposit in excess of $250,000, respectively.  Although we have adopted a pricing strategy designed to reduce the level of time deposits, these deposits are also considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company's liquidity, profitability, business prospects, results of operations and cash flows.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 3, 2017	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Senior Executive Vice President / Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)