Form 10-Q
period 2017-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2017-08-02
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

The number of shares of Common Stock outstanding as of August 1, 2017  was 11,170,816.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2017	December 31, 2016

Assets

Cash and cash equivalents	$131,510	$159,643
Certificates of deposit	3,968	16,213
Investment securities – available-for-sale	304,387	277,079
Loans, net of allowance for loan losses of $11,720 at June 30, 2017 and $10,899 at December 31, 2016	675,017	669,770
Loans held-for-sale	808	3,326
Stock in Federal Home Loan Bank and other equity securities, at cost	5,567	4,409
Premises and equipment, net	6,258	7,304
Interest receivable and other assets	29,668	29,019

Total Assets	$1,157,183	$1,166,763

Liabilities and Stockholders' Equity

Liabilities:

Demand deposits	$359,613	$362,688
Interest-bearing transaction deposits	294,779	293,343
Savings and MMDA's	316,591	331,730
Time, $250,000 or less	57,711	60,677
Time, over $250,000	20,579	15,258
Total deposits	1,049,273	1,063,696

Interest payable and other liabilities	10,329	10,769

Total Liabilities	1,059,602	1,074,465

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 11,170,816 shares issued and outstanding at June 30, 2017 and 11,148,446 shares issued and outstanding at December 31, 2016	79,486	79,114
Additional paid-in capital	977	977
Retained earnings	19,401	14,557
Accumulated other comprehensive loss, net	(2,283)	(2,350)
Total Stockholders' Equity	97,581	92,298

Total Liabilities and Stockholders' Equity	$1,157,183	$1,166,763

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Interest and dividend income:
Loans	$8,211	$7,649	$16,172	$15,031
Due from banks interest bearing accounts	291	192	623	461
Investment securities
Taxable	1,191	882	2,293	1,664
Non-taxable	73	66	148	136
Other earning assets	83	93	191	177
Total interest and dividend income	9,849	8,882	19,427	17,469
Interest expense:
Deposits	255	273	520	559
Total interest expense	255	273	520	559
Net interest income	9,594	8,609	18,907	16,910
Provision for loan losses	—	450	600	900
Net interest income after provision for loan losses	9,594	8,159	18,307	16,010
Non-interest income:
Service charges on deposit accounts	495	506	913	1,026
Gains on sales of other real estate owned	—	—	—	4
Gains on sales of loans held-for-sale	148	252	295	362
Investment and brokerage services income	145	137	288	262
Mortgage brokerage income	30	22	43	22
Loan servicing income	116	104	266	220
Fiduciary activities income	118	105	243	218
Debit card income	501	503	968	968
(Losses) gains on sales/calls of available-for-sale securities	—	—	(16)	14
Gain on sale-leaseback of real estate	—	—	1,187	—
Other income	202	226	413	444
Total non-interest income	1,755	1,855	4,600	3,540
Non-interest expenses:
Salaries and employee benefits	4,453	4,099	9,204	8,284
Occupancy and equipment	693	766	1,389	1,489
Data processing	437	373	839	759
Stationery and supplies	108	91	178	184
Advertising	80	58	146	143
Directors' fees	76	76	135	135
Other real estate owned expense	—	—	(1)	1
Other expense	1,373	1,345	2,833	2,632
Total non-interest expenses	7,220	6,808	14,723	13,627
Income before provision for income taxes	4,129	3,206	8,184	5,923
Provision for income taxes	1,581	1,171	3,123	2,157

Net income	$2,548	$2,035	$5,061	$3,766

Basic earnings per common share	$0.23	$0.18	$0.46	$0.34
Diluted earnings per common share	$0.23	$0.18	$0.45	$0.34

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Net income	$2,548	$2,035	$5,061	$3,766
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax effect of $64 and $172 for the three months ended June 30, 2017 and June 30, 2016, respectively, and $70 and $613 for the six months ended June 30, 2017 and June 30, 2016, respectively	93	259	103	919
Less: reclassification adjustment due to losses (gains) realized on sales of securities, net of tax effect of $0 for the three months ended June 30, 2017 and June 30, 2016, respectively, and $6 and $(6) for the six months ended June 30, 2017 and June 30, 2016, respectively	—	—	10	(8)
Directors' and officers' retirement plan equity adjustments, net of tax effect of $0 for the three months ended June 30, 2017 and June 30, 2016, and $(31) and $0 for the six months ended June 30, 2017 and June 30, 2016, respectively	—	—	(46)	—
Other comprehensive income	$93	$259	$67	$911

Comprehensive income	$2,641	$2,294	$5,128	$4,677

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2015	10,676,557	$73,764	$977	$11,603	$(495)	$85,849
Net income				8,051		8,051
Other comprehensive loss					(1,855)	(1,855)
Stock dividend adjustment	505	4		(4)		—
4% stock dividend declared in 2017	428,786	5,088		(5,088)		—
Cash in lieu of fractional shares	(101)			(5)		(5)
Stock-based compensation		286				286
Tax deficiency related to expired, vested non-qualified stock options		(114)				(114)
Common shares issued related to restricted stock grants	34,976	61				61
Stock options exercised	7,723	25				25
Balance at December 31, 2016	11,148,446	$79,114	$977	$14,557	$(2,350)	$92,298
Net income				5,061		5,061
Other comprehensive income					67	67
Stock dividend adjustment	289	207		(207)		—
Cash in lieu of fractional shares	(129)			(10)		(10)
Stock-based compensation		165				165
Common shares issued related to restricted stock grants, net of restricted stock reversals	22,210	—				—
Balance at June 30, 2017	11,170,816	$79,486	$977	$19,401	$(2,283)	$97,581

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows From Operating Activities
Net income	$5,061	$3,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	295	303
Accretion and amortization of investment securities premiums and discounts, net	1,853	1,326
Valuation adjustment on mortgage servicing rights	(21)	13
Increase (decrease) in deferred loan origination fees and costs, net	133	(90)
Provision for loan losses	600	900
Stock-based compensation	165	135
Losses (gain) on sales/calls of available-for-sale securities	16	(14)
Gain on sale-leaseback of real estate	(1,187)	—
Gains on sales of other real estate owned	—	(4)
Gains on sales of loans held-for-sale	(295)	(362)
Proceeds from sales of loans held-for-sale	15,699	16,470
Originations of loans held-for-sale	(12,886)	(17,643)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(673)	(1,012)
Decrease increase in interest payable and other liabilities	(517)	(1,114)
Net cash provided by operating activities	8,243	2,674

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	2,275	20,704
Proceeds from sales of available-for-sale securities	462	—
Principal repayments on available-for-sale securities	23,694	15,260
Purchase of available-for-sale securities	(55,419)	(87,640)
Net decrease (increase) in certificates of deposit	12,245	(60)
Net increase in loans	(5,980)	(28,932)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(1,158)	(475)
Proceeds from sale of other real estate owned	—	221
Proceeds from sale of bank premises and equipment	2,868	—
Purchases of bank premises and equipment, net	(930)	(773)
Net cash used in investing activities	(21,943)	(81,695)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(14,423)	21,748
Cash dividends paid in lieu of fractional shares	(10)	(5)
Net cash (used in) provided by financing activities	(14,433)	21,743

Net decrease in Cash and Cash Equivalents	(28,133)	(57,278)
Cash and Cash Equivalents, beginning of period	159,643	200,797
Cash and Cash Equivalents, end of period	$131,510	$143,519

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$518	$543
Income taxes	$3,265	$2,380
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$5,295	$3,351
Transfer of loans held-for-investment to other real estate owned	$—	$217
Decrease in directors' & officers' retirement plan equity adjustment, net of tax	$(46)	$—
Change in unrealized holding gains (losses) on available for sale securities, net of taxes	$113	$911
 See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 and December 31, 2016

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

Recently Issued Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which defers the effective date by one year.  For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 Technical Corrections and Improvements to Topic 606. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams; however, we do not expect these changes to have a material impact on our financial statements. We continue to evaluate the impact of ASU 2014-09 on other components of non-interest income. We expect to adopt the standard beginning January 1, 2018 under the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

In May 2017, FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.  The amendments provide guidance on determing which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  These amendments simplify the accounting for certain financial instruments with down round features.  The amendments are effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those periods.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

3.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2017 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$28,660	$—	$(94)	$28,566
Securities of U.S. government agencies and corporations	22,370	7	(154)	22,223
Obligations of states and political subdivisions	30,345	263	(114)	30,494
Collateralized mortgage obligations	67,465	10	(940)	66,535
Mortgage-backed securities	158,154	218	(1,803)	156,569

Total debt securities	$306,994	$498	$(3,105)	$304,387

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

The Company had $0 and $2,737,000 in proceeds from sales/calls of available-for-sale securities for the three and six months ended June 30, 2017, respectively.  The Company had $16,726,000 and $20,704,000 in proceeds from calls of available-for-sale securities for the three and six months ended June 30, 2016.  There were no gross realized gains on sales of available-for-sale securities for the three and six months ended June 30, 2017.  Gross realized gains from sales of available-for-sale securities were $0 and $14,000 for the three and six months ended June 30, 2016.  Gross realized losses from sales/calls of available-for-sale securities were $0 and $(16,000) for the three and six months ended June 30, 2017.  There were no gross realized losses on sales of available-for-sale securities for the three and six months ended June 30, 2016.

The amortized cost and estimated market value of debt and other securities at June 30, 2017, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$32,376	$32,341
Due after one year through five years	42,042	41,811
Due after five years through ten years	6,957	7,130
Due after ten years	—	—
Subtotal	81,375	81,282
MBS & CMO	225,619	223,105
Total	$306,994	$304,387

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2017, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$28,566	$(94)	$—	$—	$28,566	$(94)
Securities of U.S. government agencies and corporations	20,215	(154)	—	—	20,215	(154)
Obligations of states and political subdivisions	16,860	(110)	993	(4)	17,853	(114)
Collateralized Mortgage obligations	55,931	(940)	—	—	55,931	(940)
Mortgage-backed securities	116,730	(1,459)	18,211	(344)	134,941	(1,803)

Total	$238,302	$(2,757)	$19,204	$(348)	$257,506	$(3,105)

No decline in value was considered "other-than-temporary" during the first six months of 2017.  One hundred seventy securities, all considered investment grade, which had a fair value of $238,302,000 and a total unrealized loss of $2,757,000, have been in an unrealized loss position for less than twelve months as of June 30, 2017.  Nineteen securities, all considered investment grade, which had a fair value of $19,204,000 and a total unrealized loss of $348,000, have been in an unrealized loss position for more than twelve months as of June 30, 2017.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio was other-than-temporarily impaired as of June 30, 2017. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $34,406,000 and $38,152,000 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.  LOANS

The composition of the Company's loan portfolio, by loan class, as of June 30, 2017 and December 31, 2015 was as follows:

($ in thousands)	June 30, 2017	December 31, 2016

Commercial	$122,803	$126,311
Commercial Real Estate	355,060	344,210
Agriculture	101,340	101,905
Residential Mortgage	41,347	40,237
Residential Construction	24,802	23,650
Consumer	40,412	43,250

	685,764	679,563
Allowance for loan losses	(11,720)	(10,899)
Net deferred origination fees and costs	973	1,106

Loans, net	$675,017	$669,770

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

As of June 30, 2017, approximately 51% in principal amount of the Company's loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 6% in principal amount of the Company's loans were residential mortgage loans.  Approximately 4% in principal amount of the Company's loans were residential construction loans.  Approximately 15% in principal amount of the Company's loans were for agriculture and 18% in principal amount of the Company's loans were for general commercial uses including professional, retail and small businesses.  Approximately 6% in principal amount of the Company's loans were consumer loans.

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

At June 30, 2017 and December 31, 2016, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's loans by delinquency and non-accrual status, as of June 30, 2017 and December 31, 2016, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
June 30, 2017
Commercial	$119,766	$535	$102	$—	$2,400	$122,803
Commercial Real Estate	353,805	—	755	—	500	355,060
Agriculture	101,340	—	—	—	—	101,340
Residential Mortgage	41,220	—	—	—	127	41,347
Residential Construction	24,387	415	—	—	—	24,802
Consumer	39,512	899	1	—	—	40,412
Total	$680,030	$1,849	$858	$—	$3,027	$685,764

December 31, 2016
Commercial	$121,311	$—	$—	$—	$5,000	$126,311
Commercial Real Estate	343,186	484	—	—	540	344,210
Agriculture	101,905	—	—	—	—	101,905
Residential Mortgage	39,463	—	120	—	654	40,237
Residential Construction	23,650	—	—	—	—	23,650
Consumer	43,106	—	41	—	103	43,250
Total	$672,621	$484	$161	$—	$6,297	$679,563

Non-accrual loans amounted to $3,027,000 at June 30, 2017 and were comprised of one commercial loan totaling $2,400,000, two commercial real estate loans totaling $500,000 and two residential mortgage loans totaling $127,000.  Non-accrual loans amounted to $6,297,000 at December 31, 2016 and were comprised of one commercial loan totaling $5,000,000, two commercial real estate loans totaling $540,000, three residential mortgage loans totaling $654,000, and one consumer loan totaling $103,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at June 30, 2017.

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

Impaired loans, segregated by loan class, as of June 30, 2017 and December 31, 2016 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2017
Commercial	$4,003	$—	$3,541	$3,541	$827
Commercial Real Estate	1,614	500	1,033	1,533	48
Agriculture	—	—	—	—	—
Residential Mortgage	2,676	127	2,323	2,450	571
Residential Construction	805	—	805	805	87
Consumer	591	—	591	591	25
Total	$9,689	$627	$8,293	$8,920	$1,558

December 31, 2016
Commercial	$5,578	$—	$5,578	$5,578	$898
Commercial Real Estate	885	540	283	823	39
Agriculture	—	—	—	—	—
Residential Mortgage	3,392	654	2,380	3,034	584
Residential Construction	820	—	820	820	98
Consumer	708	103	601	704	25
Total	$11,383	$1,297	$9,662	$10,959	$1,644

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended June 30, 2017 and June 30, 2016 was as follows:

($ in thousands)	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$4,542	$8	$940	$10
Commercial Real Estate	1,164	4	880	4
Agriculture	—	—	—	—
Residential Mortgage	2,736	23	3,265	23
Residential Construction	808	10	992	11
Consumer	592	9	739	9
Total	$9,842	$54	$6,816	$57

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the six months ended June 30, 2017 and June 30, 2016 was as follows:

($ in thousands)	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$4,887	$17	$933	$22
Commercial Real Estate	1,050	8	1,006	8
Agriculture	—	—	—	—
Residential Mortgage	2,835	54	3,369	47
Residential Construction	812	19	996	23
Consumer	630	17	933	53
Total	$10,214	$115	$7,237	$153

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

The Company had $6,900,529 and $9,663,000 in TDR loans as of June 30, 2017 and December 31, 2016, respectively.  Specific reserves for TDR loans totaled $1,543,141 and $1,644,000 as of June 30, 2017 and December 31, 2016, respectively.  TDR loans performing in compliance with modified terms totaled $4,500,529 and $4,662,000 as of June 30, 2017 and December 31, 2016, respectively.  There were no commitments to advance additional funds on existing TDR loans as of June 30, 2017.

There were no loans modified as TDRs during the three and six months ended June 30, 2017.

There were no loans modified as TDRs during the three months ended June 30, 2016.

Loans modified as TDRs during the six months ended June 30, 2016 were as follows:

($ in thousands)	Six Months Ended June 30, 2016
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$180	$180
Total	1	$180	$180

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  There were no loans modified as a TDR within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2017 and June 30, 2016.

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

The following table presents the risk ratings by loan class as of June 30, 2017 and December 31, 2016:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Commercial	$111,835	$7,690	$3,278	$—	$—	$122,803
Commercial Real Estate	341,999	11,806	1,255	—	—	355,060
Agriculture	101,295	—	45	—	—	101,340
Residential Mortgage	40,111	1,107	129	—	—	41,347
Residential Construction	24,802	—	—	—	—	24,802
Consumer	39,393	500	519	—	—	40,412
Total	$659,435	$21,103	$5,226	$—	$—	$685,764

December 31, 2016
Commercial	$112,656	$7,294	$6,361	$—	$—	$126,311
Commercial Real Estate	331,653	11,058	1,499	—	—	344,210
Agriculture	101,820	—	85	—	—	101,905
Residential Mortgage	37,831	1,751	655	—	—	40,237
Residential Construction	23,070	436	144	—	—	23,650
Consumer	41,826	547	877	—	—	43,250
Total	$648,856	$21,086	$9,621	$—	$—	$679,563

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2017.

Three months ended June 30, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2017	$3,808	$4,723	$1,287	$701	$454	$381	$145	$11,499
Provision for loan losses	(869)	160	88	(114)	22	(12)	725	—

Charge-offs	—	—	—	—	—	(5)	—	(5)
Recoveries	121	—	—	90	1	14	—	226
Net recoveries	121	—	—	90	1	9	—	221
Balance as of June 30, 2017	$3,060	$4,883	$1,375	$677	$477	$378	$870	$11,720

Six months ended June 30, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for loan losses	(634)	973	113	(73)	35	(126)	312	600

Charge-offs	—	—	—	—	—	(16)	—	(16)
Recoveries	123	—	—	90	2	22	—	237
Net recoveries	123	—	—	90	2	6	—	221
Balance as of June 30, 2017	$3,060	$4,883	$1,375	$677	$477	$378	$870	$11,720

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2017.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$827	$48	$—	$571	$87	$25	$—	$1,558
Loans collectively evaluated for impairment	2,233	4,835	1,375	106	390	353	870	10,162
Ending Balance	$3,060	$4,883	$1,375	$677	$477	$378	$870	$11,720

The following table details activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2016.

Three months ended June 30, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2016	$2,980	$3,636	$965	$702	$401	$589	$334	$9,607
Provision for loan losses	315	(52)	104	(12)	(12)	(45)	152	450

Charge-offs	(130)	—	—	—	—	(15)	—	(145)
Recoveries	10	—	81	—	1	26	—	118
Net charge-offs	(120)	—	81	—	1	11	—	(27)
Balance as of June 30, 2016	$3,175	$3,584	$1,150	$690	$390	$555	$486	$10,030

Six months ended June 30, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for loan losses	280	256	9	(50)	54	(98)	449	900

Charge-offs	(230)	(15)	—	—	—	(35)	—	(280)
Recoveries	28	—	81	1	2	47	—	159
Net charge-offs	(202)	(15)	81	1	2	12	—	(121)
Balance as of June 30, 2016	$3,175	$3,584	$1,150	$690	$390	$555	$486	$10,030

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

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2016.

Year ended December 31, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for loan losses	883	582	121	(67)	101	(341)	521	1,800

Charge-offs	(446)	(15)	—	(13)	—	(65)	—	(539)
Recoveries	37	—	81	1	5	263	—	387
Net charge-offs	(409)	(15)	81	(12)	5	198	—	(152)
Ending Balance	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Period-end amount allocated to:
Loans individually evaluated for impairment	$898	$39	$—	$584	$98	$25	$—	$1,644
Loans collectively evaluated for impairment	2,673	3,871	1,262	76	342	473	558	9,255
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899

The Company's investment in loans as of June 30, 2017, June 30, 2016, and December 31, 2016 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company's impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2017
Loans individually evaluated for impairment	$3,541	$1,533	$—	$2,450	$805	$591	$8,920
Loans collectively evaluated for impairment	119,262	353,527	101,340	38,897	23,997	39,821	676,844
Ending Balance	$122,803	$355,060	$101,340	$41,347	$24,802	$40,412	$685,764

June 30, 2016
Loans individually evaluated for impairment	$818	$869	$—	$2,986	$987	$773	$6,433
Loans collectively evaluated for impairment	131,529	312,664	92,766	40,684	16,567	42,046	636,256
Ending Balance	$132,347	$313,533	$92,766	$43,670	$17,554	$42,819	$642,689

December 31, 2016
Loans individually evaluated for impairment	$5,578	$823	$—	$3,034	$820	$704	$10,959
Loans collectively evaluated for impairment	120,733	343,387	101,905	37,203	22,830	42,546	668,604
Ending Balance	$126,311	$344,210	$101,905	$40,237	$23,650	$43,250	$679,563

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2017 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016

Constant prepayment rate	10.84%	12.67%
Discount rate	10.02%	10.02%
Weighted average life (years)	6.03	5.51

At June 30, 2017 and December 31, 2016, the Company's mortgage loans held-for-sale were $808,000 and $3,326,000, respectively.  At June 30, 2017, and December 31, 2016, the Company serviced real estate mortgage loans for others totaling $228,261,000 and $231,310,000, respectively.

The following table summarizes the Company's mortgage servicing rights assets as of June 30, 2017 and December 31, 2016.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2016	Additions	Reductions	June 30, 2017

Mortgage servicing rights	$1,815	$122	$(168)	$1,769
Valuation allowance	(21)	—	21	—
Mortgage servicing rights, net of valuation allowance	$1,794	$122	$(147)	$1,769

At June 30, 2017 and December 31, 2016, the estimated fair market value of the Company's mortgage servicing rights asset was $1,897,000 and $1,794,000, respectively.

The Company received contractually specified servicing fees of $145,000 and $149,000 for the three months ended June 30, 2017 and June 30, 2016, respectively.  The Company received contractually specified servicing fees of $291,000 and $298,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	(in thousands)
June 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$28,566	$28,566	$—	$—
Securities of U.S. government agencies and corporations	22,223	—	22,223	—
Obligations of states and political subdivisions	30,494	—	30,494	—
Collateralized mortgage obligations	66,535	—	66,535	—
Mortgage-backed securities	156,569	—	156,569	—
Total investments at fair value	$304,387	$28,566	$275,821	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	(in thousands)
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$28,652	$28,652	$—	$—
Securities of U.S. government agencies and corporations	24,197	—	24,197	—
Obligations of states and political subdivisions	30,888	—	30,888	—
Collateralized mortgage obligations	49,938	—	49,938	—
Mortgage-backed securities	143,404	—	143,404	—
Total investments at fair value	$277,079	$28,652	$248,427	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2017:

	(in thousands)
June 30, 2017	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$1,600	$—	$—	$1,600
Total assets at fair value	$1,600	$—	$—	$1,600

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2016:

	(in thousands)
December 31, 2016	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$4,128	$—	$—	$4,128
Loan servicing rights	1,794	—	—	1,794
Total assets at fair value	$5,922	$—	$—	$5,922

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2017 and December 31, 2016.

Key methods and assumptions used in measuring the fair value of impaired loans and other real estate owned as of June 30, 2017 and December 31, 2016 were as follows:

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

The following section describes the valuation methodologies used for assets recorded at fair value.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At June 30, 2017 and December 31, 2016, there were no loans held-for-sale that required a write-down.

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

At June 30, 2017, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Other Real Estate Owned

Other real estate assets ("OREO") acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses.  Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy.  At June 30, 2017 and December 31, 2016, there were no OREO that required a write-down.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments for the periods ended June 30, 2017 and December 31, 2016 were approximately as follows:

		June 30, 2017		December 31, 2016
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$131,510	$131,510	$159,643	$159,643
Certificates of deposit	2	3,968	3,972	16,213	16,230
Stock in Federal Home Loan Bank and other equity securities	3	5,567	5,567	4,409	4,409
Loans receivable:
Net loans	3	675,017	674,331	669,770	669,437
Loans held-for-sale	2	808	822	3,326	3,363
Interest receivable	2	3,760	3,760	3,996	3,996
Mortgage servicing rights	3	1,769	1,897	1,794	1,794
Financial liabilities:
Deposits	3	1,049,273	970,559	1,063,696	1,001,460
Interest payable	2	80	80	78	78

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2017	December 31, 2016

Undisbursed loan commitments	$213,065	$207,207
Standby letters of credit	3,030	3,518
Commitments to sell loans	2,428	1,848

	$218,523	$212,573

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2017 and December 31, 2016, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $3,030,000 and $3,518,000 at June 30, 2017 and December 31, 2016, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet, however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $850,000 at June 30, 2017 and December 31, 2016, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets .

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2017 and December 31, 2016, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

8.  STOCK PLANS

On January 26, 2017, the Board of Directors of the Company declared a 4% stock dividend payable as of March 31, 2017.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2017.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	250,594	$7.72
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	250,594	$7.72	$1,063,197	7.24
Exercisable (vested) at End of Period	118,731	$6.03	$705,811	5.46

The following table presents the activity related to stock options for the six months ended June 30, 2017.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	227,549	$8.12
Granted	60,520	$11.54
Expired	(37,475)	$16.31
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	250,594	$7.72	$1,063,197	7.24
Exercisable (vested) at End of Period	118,731	$6.03	$705,811	5.46

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2017 was $2.78 per share.

As of June 30, 2017, there was $285,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.94 years.

There was $53,000 of recognized compensation cost related to stock options granted for the six months ended June 30, 2017.

A summary of the weighted average assumptions used in valuing stock options during the three and six months ended June 30, 2017 is presented below:

	Three Months Ended June 30, 2017*	Six Months Ended June 30, 2017
Risk Free Interest Rate	—	1.89%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	22.88%

* There were no stock options granted during the three months ended June 30, 2017.

The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2017.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	108,461	$8.01
Granted	—	—
Cancelled / Forfeited	(1,463)	$6.92
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	106,998	$8.03	$1,278,626	2.87

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2017.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	99,184	$6.70
Granted	24,617	$11.46
Cancelled / Forfeited	(1,463)	$6.92
Exercised/Released/Vested	(15,340)	$5.08
Non-vested restricted stock outstanding at End of Period	106,998	$8.03	$1,278,626	2.87

The weighted average fair value of restricted stock granted during the six months ended June 30, 2017 was $11.46 per share.

As of June 30, 2017, there was $501,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.87 years.  There was $103,000 of recognized compensation cost related to restricted stock awards for the six months ended June 30, 2017.

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

As of June 30, 2017, there was $9,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $9,000 of recognized compensation cost related to ESPP issuances for the six months ended June 30, 2017.

The weighted average fair value at issuance date during the six months ended June 30, 2017 was $1.74 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2017 is presented below.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Risk Free Interest Rate	0.85%	0.85%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	8.18%	8.18%

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2017.

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of March 31, 2017	$(1,658)	$(732)	$14	$(2,376)
Current period other comprehensive income	93	—	—	93
Balance as of June 30, 2017	$(1,565)	$(732)	$14	$(2,283)

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2017.

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)
Current period other comprehensive income	113	(46)	—	67
Balance as of June 30, 2017	$(1,565)	$(732)	$14	$(2,283)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2016.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of March 31, 2016	$802	$(662)	$17	$157
Current period other comprehensive income	259	—	—	259
Balance as of June 30, 2016	$1,061	$(662)	$17	$416

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2016.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)
Current period other comprehensive income	911	—	—	911
Balance as of June 30, 2016	$1,061	$(662)	$17	$416

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2017 and 2016 (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income	$2,548	$2,035	$5,061	$3,766

Weighted average common shares outstanding	11,064,306	11,032,697	11,059,122	11,025,961
Basic EPS	$0.23	$0.18	$0.46	$0.34

Diluted earnings per share:
Net income	$2,548	$2,035	$5,061	$3,766

Weighted average common shares outstanding	11,064,306	11,032,697	11,059,122	11,025,961

Effect of dilutive shares	139,053	70,306	138,407	70,063

Adjusted weighted average common shares outstanding	11,203,359	11,103,003	11,197,529	11,096,024
Diluted EPS	$0.23	$0.18	$0.45	$0.34

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 68,398 shares and 169,530 shares for the three months ended June 30, 2017 and 2016, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 68,398 shares and 169,530 shares for the six months ended June 30, 2017 and 2016, respectively.

11.  GAIN ON SALE-LEASEBACK OF REAL ESTATE

On January 6, 2017, the Company executed a sale-leaseback transaction related to land and building which is partially occupied by our Auburn Branch. The lease carries an initial lease term of six years and is classified as an operating lease. The sale resulted in a total gain of $1,682, of which $495 has been deferred as a component of Other Liabilities and will be accounted for as a reduction of Occupancy and equipment expense over the initial lease term.  The Company recognized $21 and $35 as a reduction of Occupancy and equipment expense for the three and six month periods ended June 30, 2017, respectively.

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

Significant results and developments during the second quarter and year-to-date 2017 included:

•
Net income of $5.1 million for the six months ended June 30, 2017, up 34.2% from $3.8 million earned for the same period last year.  Net income of $2.5 million for the three months ended June 30, 2017, up 25.0% from $2.0 million for the same period last year.

•
Diluted income per share of $0.45 for the six months ended June 30, 2017, up 32.4% from diluted income per share of $0.34 in the same period last year.  Diluted income per share of $0.23 for the three months ended June 30, 2017, up 27.8% from diluted income per share of $0.18 in the same period last year.

•
Net interest income of $18.9 million for the six months ended June 30, 2017, up 11.8% from $16.9 million in the same period last year.  The increase in net interest income was primarily due to an increase in interest income on loans and investment securities.  The increase in interest income on loans and investment securities was primarily a result of increased average balances of both loans and investment securities.

•	Net interest margin of 3.46% for the six months ended June 30, 2017, up 0.08% from 3.38% for the same period ended June 30, 2016.

•	Provision for loan losses of $0.6 million for the six months ended June 30, 2017, down 33.3% from $0.9 million for the same period ended June 30, 2016.

•	Total assets of $1.16 billion as of June 30, 2017, down 0.8% from $1.17 billion as of December 31, 2016.

•	Total net loans of $675.8 million as of June 30, 2017 (including loans held-for-sale), up 0.4% from $673.1 million as of December 31, 2016.

•	Total investment securities of $304.4 million as of June 30, 2017, up 9.9% from $277.1 million as of December 31, 2016.

•	Total deposits of $1.05 billion as of June 30, 2017, down 1.4% from $1.06 billion as of December 31, 2016.

SUMMARY FINANCIAL DATA

The Company recorded net income of $5,061,000 for the six months ended June 30, 2017, representing an increase of $1,295,000 or 34.4% from net income of $3,766,000 for the same period in 2016.  The Company recorded net income of $2,548,000 for the three months ended June 30, 2017, representing an increase of $513,000 or 25.2% from net income of $2,035,000 for the same period in 2016.

The following tables present a summary of the results for the three and six months ended June 30, 2017 and 2016, and a summary of financial condition at June 30, 2017 and December 31, 2016.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(in thousands except for per share amounts)
For the Period:
Net Income	$2,548	$2,035	$5,061	$3,766
Basic Earnings Per Common Share	$0.23	$0.18	$0.46	$0.34
Diluted Earnings Per Common Share	$0.23	$0.18	$0.45	$0.34
Net Income to Average Total Assets (annualized)	0.88%	0.76%	0.87%	0.71%
Net Income to Average Common Shareholders' Equity (annualized)	10.51%	9.07%	10.57%	8.50%

	June 30, 2017	December 31, 2016

(in thousands except for ratios)
At Period End:
Total Assets	$1,157,183	$1,166,763
Total Loans, Net (including loans held-for-sale)	$675,825	$673,096
Total Investment Securities	$304,387	$277,079
Total Deposits	$1,049,273	$1,063,696
Loan-To-Deposit Ratio	64.4%	63.3%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$672,786	$8,211	4.90%	$628,001	$7,649	4.89%
Certificate of deposits	4,852	15	1.24%	16,709	38	0.91%
Interest bearing due from banks	114,494	276	0.97%	129,480	154	0.48%
Investment securities, taxable	281,357	1,191	1.70%	219,501	882	1.61%
Investment securities, non-taxable (2)	19,080	73	1.53%	11,406	66	2.32%
Other interest earning assets	5,313	83	6.27%	4,299	93	8.68%
Total average interest-earning assets	1,097,882	9,849	3.60%	1,009,396	8,882	3.53%
Non-interest-earning assets:
Cash and due from banks	24,786			24,323
Premises and equipment, net	6,065			7,372
Other real estate owned	—			-
Interest receivable and other assets	28,361			26,623
Total average assets	$1,157,094			$1,067,714

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	291,423	61	0.08%	266,387	74	0.11%
Savings and MMDA's	324,552	117	0.14%	297,891	114	0.15%
Time, $250,000 or less	58,333	54	0.37%	65,039	64	0.39%
Time, over $250,000	20,800	23	0.44%	20,069	21	0.42%
Total average interest-bearing liabilities	695,108	255	0.15%	649,386	273	0.17%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	354,590			319,999
Interest payable and other liabilities	10,387			8,625
Total liabilities	1,060,085			978,010
Total average stockholders' equity	97,009			89,704
Total average liabilities and stockholders' equity	$1,157,094			$1,067,714
Net interest income and net interest margin (3)		$9,594	3.51%		$8,609	3.42%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $10 and $(16) for the three months ended June 30, 2017 and 2016, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$666,443	$16,172	4.89%	$617,892	$15,031	4.88%
Certificate of deposits	10,475	50	0.96%	16,679	71	0.85%
Interest bearing due from banks	127,062	573	0.91%	150,728	390	0.52%
Investment securities, taxable	272,592	2,293	1.70%	202,272	1,664	1.65%
Investment securities, non-taxable (2)	19,094	148	1.56%	11,927	136	2.29%
Other interest earning assets	4,863	191	7.92%	4,117	177	8.62%
Total average interest-earning assets	1,100,529	19,427	3.56%	1,003,615	17,469	3.49%
Non-interest-earning assets:
Cash and due from banks	24,619			24,329
Premises and equipment, net	6,079			7,258
Other real estate owned	0			13
Interest receivable and other assets	28,069			26,277
Total average assets	$1,159,296			$1,061,492

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	290,180	121	0.08%	265,642	150	0.11%
Savings and MMDA's	329,570	244	0.15%	294,304	238	0.16%
Time, $250,000 or less	58,131	113	0.39%	66,019	129	0.39%
Time, over $250,000	20,729	42	0.41%	20,371	42	0.41%
Total average interest-bearing liabilities	698,610	520	0.15%	646,336	559	0.17%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	354,646			317,666
Interest payable and other liabilities	10,257			8,828
Total liabilities	1,063,513			972,830
Total average stockholders' equity	95,783			88,662
Total average liabilities and stockholders' equity	$1,159,296			$1,061,492
Net interest income and net interest margin (3)		$18,907	3.46%		$16,910	3.38%

(1)           Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is exculded. Loan interest income includes loan fees of approximately $26 and $(108) for the six months ended June 30, 2017 and 2016, respectively.
(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)           Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2017			Three months ended March 31, 2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$672,786	$8,211	4.90%	$660,028	$7,961	4.89%
Certificates of deposit	4,852	15	1.24%	16,161	36	0.90%
Interest bearing due from banks	114,494	276	0.97%	139,768	296	0.86%
Investment securities, taxable	281,357	1,191	1.70%	263,729	1,102	1.69%
Investment securities, non-taxable (2)	19,080	73	1.53%	19,108	75	1.59%
Other interest earning assets	5,313	83	6.27%	4,409	108	9.93%
Total average interest-earning assets	1,097,882	9,849	3.60%	1,103,203	9,578	3.52%
Non-interest-earning assets:
Cash and due from banks	24,786			24,451
Premises and equipment, net	6,065			6,095
Interest receivable and other assets	28,361			27,773
Total average assets	$1,157,094			$1,161,522

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	291,423	61	0.08%	288,923	60	0.08%
Savings and MMDA's	324,552	117	0.14%	334,643	127	0.15%
Time, $250,000 and under	58,333	54	0.37%	58,717	59	0.41%
Time, over $250,000	20,800	23	0.44%	19,866	19	0.39%
Total average interest-bearing liabilities	695,108	255	0.15%	702,149	265	0.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	354,590			354,759
Interest payable and other liabilities	10,387			10,128
Total liabilities	1,060,085			1,067,036
Total average stockholders' equity	97,009			94,486
Total average liabilities and stockholders' equity	$1,157,094			$1,161,522
Net interest income and net interest margin (3)		$9,594	3.51%		$9,313	3.42%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $10 and $16 for the three months ended June 30, 2017 and March 31, 2017, respectively.
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

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended June 30, 2017 over the three months ended June 30, 2016, the six months ended June 30, 2017 over the six months ended June 30, 2016, and the three months ended June 30, 2017 over the three months ended March 31, 2017.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017			Three Months Ended June 30, 2017
	Over			Over			Over
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016			Three Months Ended March 31, 2017
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$552	$(16)	$536	$1,075	$(68)	$1,007	$231	$25	$256
Loan Fees	26	—	26	134	—	134	(6)	—	(6)
Due From Banks	(20)	142	122	(70)	253	183	(57)	37	(20)
Certificates of Deposit	(34)	11	(23)	(29)	8	(21)	(32)	11	(21)
Investment Securities	292	24	316	652	(11)	641	73	14	87
Other Assets	19	(29)	(10)	30	(16)	14	20	(45)	(25)
	$835	$132	$967	$1,792	$166	$1,958	$229	$42	$271

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$7	$(20)	$(13)	$13	$(42)	$(29)	$1	$—	$1
Savings & MMDAs	11	(8)	3	24	(18)	6	(3)	(7)	(10)
Time Certificates	(8)	—	(8)	(16)	—	(16)	—	(1)	(1)

	$10	$(28)	$(18)	$21	$(60)	$(39)	$(2)	$(8)	$(10)

Increase in Net Interest Income:	$825	$160	$985	$1,771	$226	$1,997	$231	$50	$281

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $28,133,000 or 17.6% decrease in cash and cash equivalents, a $12,245,000 or 75.5% decrease in certificates of deposit, a $27,308,000 or 9.9% increase in investment securities available-for-sale, a $5,247,000 or 0.8% increase in net loans held-for-investment, a $2,518,000 or 75.7% decrease in loans held-for-sale, a $1,158,000 or 26.3% increase in stock in Federal Home Loan Bank and other equity securities, and a $1,046,000 or 14.3% decrease in premises and equipment from December 31, 2016 to June 30, 2017.  The decrease in cash and cash equivalents was primarily due to a decrease in interest bearing due from Federal Reserve Bank accounts, which was mainly due to the purchase of investment securities.  The increase in investment securities available-for-sale was primarily the result of the purchases of mortgage-backed securities and collateralized mortgage obligations, which was partially offset by sales and calls of U.S. government agencies and mortgage-backed securities and maturities of municipal securities.  The increase in net loans held-for-investment was primarily due to increased demand for commercial real estate, residential mortgage, and residential construction loans, which was partially offset by decreased demand for commercial, agriculture, and consumer loans.  The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The increase in stock in Federal Home Loan Bank and other equity securities was due to the purchase of Federal Home Loan Bank stock.  The decrease in premises and equipment was due to a sale-leaseback of land and building partially occupied by a Bank branch.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $14,423,000 or 1.4% from December 31, 2016 to June 30, 2017.  The decrease in deposits was due to decreases in demand accounts, money market accounts, and time deposits $250,000 or less, which were partially offset by increases in interest-bearing transaction deposits, savings accounts, and time deposits over $250,000.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate 50 basis points from 0.75% to 1.25% during the six months ended June 30, 2017.

Interest income on loans for the six months ended June 30, 2017 was up 7.6% from the same period in 2016, increasing from $15,031,000 to $16,172,000, and was up 7.4% for the three months ended June 30, 2017 over the same period in 2016, increasing from $7,649,000 to $8,211,000.  The increase in interest income on loans for the three and six months ended June 30, 2017 as compared to the same periods a year ago was primarily due to an increase in average loans.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on investment securities available-for-sale for the six months ended June 30, 2017 was up 35.6% from the same period in 2016, increasing from $1,800,000 to $2,441,000, and was up 33.3% for the three months ended June 30, 2017 over the same period in 2016, increasing from $948,000 to $1,264,000.  The increase in interest income on investment securities for the six months ended June 30, 2017 as compared to the same period a year ago was due to an increase in average investment securities.  The increase in interest income on investment securities for the three months ended June 30, 2017 as compared to the same period a year ago was primarily due to an increase in average investment securities.

Interest income on interest-bearing due from banks for the six months ended June 30, 2017 was up 35.1% from the same period in 2016, increasing from $461,000 to $623,000, and was up 51.6% for the three months ended June 30, 2017 over the same period in 2016, increasing from $192,000 to $291,000.  The increase in interest income on interest-bearing due from banks for the six months ended June 30, 2017 as compared to the same period a year ago was due to an increase in yield on certificates of deposit of 11 basis points, and an increase in yield on interest-bearing due from banks of 39 basis points, which was partially offset by decreases in average balances of certificates of deposit and interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended June 30, 2017 as compared to the same period a year ago was due to an increase in yield on certificates of deposit of 33 basis points, and an increase in yield on interest-bearing due from banks of 49 basis points, which was partially offset by decreases in average balances of certificates of deposit and interest-bearing due from banks.

The Company had no Federal Funds sold balances during the three and six months ended June 30, 2017 and June 30, 2016.

Interest Expense

Interest expense on deposits and other borrowings for the six months ended June 30, 2017 was down 7.0% from the same period in 2016, decreasing from $559,000 to $520,000, and was down 6.6% for the three months ended June 30, 2017 over the same period in 2016, decreasing from $273,000 to $255,000.  The decrease in interest expense during the three and six months ended June 30, 2017 was primarily due to a 2 basis point decrease in the Company's average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.

The Company had no FHLB advances and related interest expense during the three and six months ended June 30, 2017 and June 30, 2016.

Provision for Loan Losses

There was a provision for loan losses of $600,000 for the six months ended June 30, 2017 compared to $900,000 for the same period in 2016.  There was no provision for loan losses for the three months ended June 30, 2017 compared to $450,000 for the same period in 2016.  The allowance for loan losses was approximately $11,720,000 or 1.71% of total loans, at June 30, 2017, compared to $10,899,000, or 1.60% of total loans, at December 31, 2016.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three and six months ended June 30, 2017 was primarily due to a decrease in specific reserves on impaired loans coupled with decreased charge-offs and increased recoveries, which was partially offset by an increase in loan balances compared to the same periods in 2016.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $57,000 for the three and six months ended June 30, 2017 compared to $0 for the three and six months ended June 30, 2016.  The increase in provision for unfunded lending commitment losses was primarily due to an increase in qualitative risk factors compared to the same periods in 2016.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-Interest income was up 29.9% for the six months ended June 30, 2017 from the same period in 2016, increasing from $3,540,000 to $4,600,000.

The increase was primarily due to the recognition of a pre-tax gain of $1,187,000 on a sale-leaseback transaction related to land and building which is partially occupied by a Bank branch.  The lease carries an initial lease term of six years and is classified as an operating lease.  The sale resulted in a total gain of $1,682,000, of which $495,000 was deferred as a component of Other Liabilities and is being accounted for as a reduction of occupancy & equipment expense over the initial lease term.

In addition, there were increases in investment and brokerage services income, mortgage brokerage income, loan servicing income, and fiduciary activities income, which was partially offset by decreases in service charges on deposit accounts, gains on sales of loans held-for-sale, and gains on sales of available-for-sale securities.  The increase in investment and brokerage income, mortgage brokerage income, and fiduciary activities income was primarily due to an increase in demand for those services.  The increase in loan servicing income was primarily due to the reversal of impairment expense in the current period.  The decrease in service charges on deposit accounts was primarily due to decreases in fees charged.  The decrease in gains on sales of loans held-for-sale is primarily due to a decrease in the volume of loans-held-for-sale.  The decrease in gains on sales of available-for-sale securities was primarily due to decreased values of securities sold and current market pricing at the time of sale.

Non-Interest income was down 5.4% for the three months ended June 30, 2017 from the same period in 2016, decreasing from $1,855,000 to $1,755,000.

The decrease was primarily due to decreases in gains on sales of loans held-for-sale and service charges on deposit accounts, which was partially offset by increases in investment and brokerage services income, mortgage brokerage income, loan servicing income, and fiduciary activities income.  The decrease in gains on sales of loans held-for-sale is primarily due to a decrease in the volume of loans-held-for-sale.  The decrease in service charges on deposit accounts was primarily due to decreases in fees charged.  The increase in investment and brokerage income, mortgage brokerage income, and fiduciary activities income was primarily due to an increase in demand for those services.  The increase in loan servicing income was primarily due to the reversal of impairment expense in the current period.

Non-Interest Expenses

Total non-interest expenses were up 8.0% for the six months ended June 30, 2017 from the same period in 2016, increasing from $13,627,000 to $14,723,000.

The increase was primarily due to increases in salaries and employee benefits, data processing, and other expenses, which was partially offset by a decrease in occupancy and equipment expense.  The increase in salaries and employee benefits was primarily due to an increase in staffing and associated salary expense and profit sharing.  The increase in data processing was primarily due to increases in general data processing costs.  The increase in other expenses was primarily due to increases in provision for unfunded loan commitments, contributions, consulting fees, and sundry losses, which was partially offset by decreases in FDIC assessments and legal fees.  The decrease in occupancy and equipment expense was primarily due to a decrease in rent expense due to the expiration of a lease and the amortization of the deferred portion of the gain on sale of lease-back transaction discussed in Non-Interest Income above.

Total non-interest expenses were up 6.1% for the three months ended June 30, 2017 from the same period in 2016, increasing from $6,808,000 to $7,220,000.

The increase was primarily due to increases in salaries and employee benefits and data processing, which was partially offset by a decrease in occupancy and equipment expense.  The increase in salaries and employee benefits was primarily due to an increase in staffing and associated salary expense and profit sharing.  The increase in data processing was primarily due to increases in general data processing costs.  The decrease in occupancy and equipment expense was primarily due to a decrease in rent expense due to the expiration of a lease and the amortization of the deferred portion of the gain on sale of lease-back transaction discussed in Non-Interest Income above.

The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2017 and 2016.

	(in thousands)
	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Other non-interest expenses
Provision for unfunded loan commitments	$57	$—	$57	$—
FDIC assessments	135	155	270	310
Contributions	50	29	95	54
Legal fees	58	55	104	138
Accounting and audit fees	97	97	190	185
Consulting fees	112	150	361	302
Postage expense	67	76	135	154
Telephone expense	32	36	65	72
Public relations	23	21	47	55
Training expense	28	34	76	71
Loan origination expense	55	52	90	90
Computer software depreciation	36	38	74	63
Sundry losses	50	49	148	81
Loan collection expense	33	22	59	42
Other non-interest expense	540	531	1,062	1,015

Total other non-interest expenses	$1,373	$1,345	$2,833	$2,632

Income Taxes

The Company's tax rate, the Company's income before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company's provision for income taxes.

In the six months ended June 30, 2017, the Company's expense for income taxes increased $966,000 or 44.8% from the same period last year, from $2,157,000 to $3,123,000.

In the three months ended June 30, 2017, the Company's expense for income taxes increased $410,000 or 35.0% from the same period last year, from $1,171,000 to $1,581,000.

The increase in provision for income taxes for the period presented is primarily attributable to the respective levels of taxable earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2017	December 31, 2016

Undisbursed loan commitments	$213,065	$207,207
Standby letters of credit	3,030	3,518
Commitments to sell loans	2,428	1,848
	$218,523	$212,573

The reserve for unfunded lending commitments amounted to $850,000 and $793,000 as of June 30, 2017 and December 31, 2016, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company's non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2017 and December 31, 2016:

	At June 30, 2017			At December 31, 2016
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$2,400	$—	$2,400	$5,000	$2,000	$3,000
Commercial real estate	500	75	425	540	81	459
Agriculture	—	—	—	—	—	—
Residential mortgage	127	—	127	654	—	654
Residential construction	—	—	—	—	—	—
Consumer	—	—	—	103	—	103
Total non-accrual loans	$3,027	$75	$2,952	$6,297	$2,081	$4,216

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

Non-accrual loans amounted to $3,027,000 at June 30, 2017 and were comprised of one commercial loan totaling $2,400,000, two commercial real estate loans totaling $500,000, and two residential mortgage loans totaling $127,000.  Non-accrual loans amounted to $6,297,000 at December 31, 2016 and were comprised of one commercial loan totaling $5,000,000, two commercial real estate loans totaling $540,000, three residential mortgage loans totaling $654,000, and one consumer loan totaling $103,000. If the loan is collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Non-accrual loans included one commercial loan totaling $2,400,000, or 79% of total non-accrual loans at June 30, 2017 and December 31, 2016.  This loan is supported by the loan's guarantor.  The collateral securing all non-accrual loans is generally appraised at least annually but may be appraised more frequently depending on the collateral type.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at June 30, 2017 and December 31, 2016 consisting of loans on non-accrual status totaled $3,027,000 and $6,297,000, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans totaled $5,892,000 and $4,662,000 at June 30, 2017 and December 31, 2016, respectively.  Performing impaired loans consist of loans modified as TDRs totaling $4,500,000 and other impaired loans totaling $1,392,000.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See "Allowance for Loan Losses" below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,264,000, or 30.0% to $2,952,000 during the first six months of 2017.  Non-performing assets, net of guarantees, represented 0.3% of total assets at June 30, 2017.

	At June 30, 2017			At December 31, 2016
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$3,027	$75	$2,952	$6,297	$2,081	$4,216
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	3,027	75	2,952	6,297	2,081	4,216
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$3,027	$75	$2,952	$6,297	$2,081	$4,216

Non-performing loans (net of guarantees) to total loans			0.4%			0.6%
Non-performing assets (net of guarantees) to total assets			0.3%			0.4%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			397.0%			258.5%

The Company had no loans 90 days or more past due and still accruing at June 30, 2017 and December 31, 2016.

Excluding the non-performing loans cited previously, loans totaling $2,199,000 and $3,324,000 were classified as substandard or doubtful loans, representing potential problem loans at June 30, 2017 and December 31, 2016, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at June 30, 2017 and December 31, 2016.  The ratio of the Allowance for Loan Losses to total loans at June 30, 2017 and December 31, 2016 was 1.71% and 1.60%, respectively.

Other real estate owned ("OREO") consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of June 30, 2017 and December 31, 2016.

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

The following table summarizes the Allowance for Loan Losses of the Company during the six months ended June 30, 2017 and 2016, and for the year ended December 31, 2016:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2017	2016	2016

Balance at beginning of period	$10,899	$9,251	$9,251
Provision for loan losses	600	900	1,800
Loans charged-off:
Commercial	—	(230)	(446)
Commercial Real Estate	—	(15)	(15)
Agriculture	—	—	—
Residential Mortgage	—	—	(13)
Residential Construction	—	—	—
Consumer	(16)	(35)	(65)

Total charged-off	(16)	(280)	(539)

Recoveries:
Commercial	123	28	37
Commercial Real Estate	—	—	—
Agriculture	—	81	81
Residential Mortgage	90	1	1
Residential Construction	2	2	5
Consumer	22	47	263

Total recoveries	237	159	387

Net recoveries (charge-offs)	221	(121)	(152)

Balance at end of period	$11,720	$10,030	$10,899

Ratio of net recoveries(charge-offs) to average loans outstanding during the period (annualized)	0.07%	(0.04%)	-0.02%
Allowance for loan losses
To total loans at the end of the period	1.71%	1.56%	1.60%
To non-performing loans, net of guarantees at the end of the period	397.0%	794.1%	258.5%

The allowance for loan losses to non-performing loans, net of guarantees was 397.0% and 794.1% as of June 30, 2017 and June 30, 2016, respectively.  The decrease in allowance for loan losses to non-performing loans, net of guarantees was primarily due to an increase in non-performing loans.  The increase in allowance for loan losses during the six months in 2017 was due to an increase in qualitative risk factors primarily for commercial and commercial real estate loans.

Deposits

Deposits are one of the Company's primary sources of funds.  At June 30, 2017, the Company had the following deposit mix: 30.2% in savings and MMDA deposits, 7.5% in time deposits, 28.1% in interest-bearing transaction deposits and 34.2% in non-interest-bearing transaction deposits.  At December 31, 2016, the Company had the following deposit mix: 31.2% in savings and MMDA deposits, 7.1% in time deposits, 27.6% in interest-bearing transaction deposits and 34.1% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.

Maturities of time certificates of deposits of over $250,000 outstanding at June 30, 2017 and December 31, 2016 are summarized as follows:

	(in thousands)
	June 30, 2017	December 31, 2016
Three months or less	$3,177	$2,676
Over three to twelve months	10,404	10,058
Over twelve months	6,998	2,524
Total	$20,579	$15,258

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios; in management's opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 64.4% on June 30, 2017.  In addition, on June 30, 2017, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $32,701,000 in securities due within one year or less; and $48,941,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $77,000,000 at June 30, 2017.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at June 30, 2017 of $265,684,000; credit availability is subject to certain collateral requirements.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of June 30, 2017, the Bank's capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2017.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$97,296	8.41%	5.0%
Common Equity Tier 1	$97,296	12.50%	6.5%
Tier 1 Risk-Based	$97,296	12.50%	8.0%
Total Risk-Based	$107,062	13.75%	10.0%

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

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2017, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2017.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2017, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2016 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At June 30, 2017, approximately 75% of the Bank's loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At June 30, 2017, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 70% and 5%, respectively, of the total loans in the Bank's portfolio.  At June 30, 2017, all of the Bank's real estate mortgage and construction loans and approximately 12% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  California markets have experienced a strong recovery in home prices since the housing market crisis; however, home price growth has begun to moderate and some fundamentals of the housing market have remained soft through the recovery. A renewed downturn and deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.  For additional information, see "Business – Certain CFPB Rules" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At June 30, 2017, approximately 75% of the Bank's loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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

Potential Volatility of Deposits May Increase Our Cost of Funds

At June 30, 2017 and December 31, 2016, 2% and 1% of the dollar value of the Company's total deposits was represented by time certificates of deposit in excess of $250,000, respectively.  Although we have adopted a pricing strategy designed to reduce the level of time deposits, these deposits are also considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company's liquidity, profitability, business prospects, results of operations and cash flows.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 2, 2017	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Senior Executive Vice President / Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)