Form 10-Q
period 2017-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2017-11-01
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares of Common Stock outstanding as of October 27, 2017  was 11,172,640.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2017	December 31, 2016

Assets

Cash and cash equivalents	$150,156	$159,643
Certificates of deposit	3,968	16,213
Investment securities – available-for-sale	302,255	277,079
Loans, net of allowance for loan losses of $11,563 at September 30, 2017 and $10,899 at December 31, 2016	693,066	669,770
Loans held-for-sale	1,811	3,326
Stock in Federal Home Loan Bank and other equity securities, at cost	5,567	4,409
Premises and equipment, net	6,383	7,304
Interest receivable and other assets	29,644	29,019

Total Assets	$1,192,850	$1,166,763

Liabilities and Stockholders' Equity

Liabilities:

Demand deposits	$361,969	$362,688
Interest-bearing transaction deposits	303,075	293,343
Savings and MMDA's	338,220	331,730
Time, $250,000 or less	57,554	60,677
Time, over $250,000	20,014	15,258
Total deposits	1,080,832	1,063,696

Interest payable and other liabilities	11,374	10,769

Total Liabilities	1,092,206	1,074,465

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 11,172,640 shares issued and outstanding at September 30, 2017 and 11,148,446 shares issued and outstanding at December 31, 2016	79,574	79,114
Additional paid-in capital	977	977
Retained earnings	22,201	14,557
Accumulated other comprehensive loss, net	(2,108)	(2,350)
Total Stockholders' Equity	100,644	92,298

Total Liabilities and Stockholders' Equity	$1,192,850	$1,166,763

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Interest and dividend income:
Loans	$8,394	$7,771	$24,566	$22,802
Due from banks interest bearing accounts	419	215	1,042	676
Investment securities
Taxable	1,252	913	3,545	2,577
Non-taxable	61	66	209	202
Other earning assets	93	97	284	274
Total interest and dividend income	10,219	9,062	29,646	26,531
Interest expense:
Deposits	272	289	792	848
Total interest expense	272	289	792	848
Net interest income	9,947	8,773	28,854	25,683
Provision for loan losses	—	450	600	1,350
Net interest income after provision for loan losses	9,947	8,323	28,254	24,333
Non-interest income:
Service charges on deposit accounts	532	510	1,445	1,536
Gains on sales of other real estate owned	—	—	—	4
Gains on sales of loans held-for-sale	123	234	418	596
Investment and brokerage services income	157	139	445	401
Mortgage brokerage income	32	9	75	31
Loan servicing income	98	(49)	364	171
Fiduciary activities income	122	108	365	326
Debit card income	508	499	1,476	1,467
Gains (losses) on sales/calls of available-for-sale securities	2	(21)	(14)	(7)
Gain on sale-leaseback of real estate	—	—	1,187	—
Other income	206	228	619	672
Total non-interest income	1,780	1,657	6,380	5,197
Non-interest expenses:
Salaries and employee benefits	4,445	4,039	13,649	12,323
Occupancy and equipment	747	758	2,136	2,247
Data processing	430	421	1,269	1,180
Stationery and supplies	85	91	263	275
Advertising	80	90	226	233
Directors' fees	86	77	221	212
Other real estate owned expense	4	—	3	1
Other expense	1,284	1,123	4,117	3,755
Total non-interest expenses	7,161	6,599	21,884	20,226
Income before provision for income taxes	4,566	3,381	12,750	9,304
Provision for income taxes	1,766	1,362	4,889	3,519

Net income	$2,800	$2,019	$7,861	$5,785

Basic earnings per common share	$0.25	$0.18	$0.71	$0.52
Diluted earnings per common share	$0.25	$0.18	$0.70	$0.52

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net income	$2,800	$2,019	$7,861	$5,785
Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during the period, net of tax effect of $116 and $(265) for the three months ended September 30, 2017 and September 30, 2016, respectively, and $186 and $347 for the nine months ended September 30, 2017 and September 30, 2016, respectively	176	(401)	280	519
Less: reclassification adjustment due to (gains) losses realized on sales of securities, net of tax effect of $(1) and $8 for the three months ended September 30, 2017 and September 30, 2016, respectively, and $6 and $3 for the nine months ended September 30, 2017 and September 30, 2016, respectively	(1)	13	8	4
Directors' and officers' retirement plan equity adjustments, net of tax effect of $0 for the three months ended September 30, 2017 and September 30, 2016, and $(31) and $0 for the nine months ended September 30, 2017 and September 30, 2016, respectively	—	—	(46)	—
Other comprehensive income (loss), net of tax	$175	$(388)	$242	$523

Comprehensive income	$2,975	$1,631	$8,103	$6,308

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2015	10,676,557	$73,764	$977	$11,603	$(495)	$85,849
Net income				8,051		8,051
Other comprehensive loss, net of taxes					(1,855)	(1,855)
Stock dividend adjustment	505	4		(4)		—
4% stock dividend declared in 2017	428,786	5,088		(5,088)		—
Cash in lieu of fractional shares	(101)			(5)		(5)
Stock-based compensation		286				286
Tax deficiency related to expired, vested non-qualified stock options		(114)				(114)
Common shares issued related to restricted stock grants	34,976	61				61
Stock options exercised	7,723	25				25
Balance at December 31, 2016	11,148,446	$79,114	$977	$14,557	$(2,350)	$92,298
Net income				7,861		7,861
Other comprehensive income, net of taxes					242	242
Stock dividend adjustment	289	207		(207)		—
Cash in lieu of fractional shares	(129)			(10)		(10)
Stock-based compensation		253				253
Common shares issued related to restricted stock grants, net of restricted stock reversals	24,034	—				—
Balance at September 30, 2017	11,172,640	$79,574	$977	$22,201	$(2,108)	$100,644

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash Flows From Operating Activities
Net income	$7,861	$5,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	449	469
Accretion and amortization of investment securities premiums and discounts, net	2,751	2,197
Valuation adjustment on mortgage servicing rights	(21)	169
Increase in deferred loan origination fees and costs, net	237	14
Provision for loan losses	600	1,350
Stock-based compensation	253	208
Losses (gain) on sales/calls of available-for-sale securities	14	7
Gain on sale-leaseback of real estate	(1,187)	—
Gains on sales of other real estate owned	—	(4)
Gains on sales of loans held-for-sale	(418)	(596)
Proceeds from sales of loans held-for-sale	21,823	28,423
Originations of loans held-for-sale	(19,890)	(29,668)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(765)	(1,283)
Increase (decrease) in interest payable and other liabilities	528	(429)
Net cash provided by operating activities	12,235	6,642

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	8,075	31,464
Proceeds from sales of available-for-sale securities	462	756
Principal repayments on available-for-sale securities	37,130	25,409
Purchase of available-for-sale securities	(73,128)	(133,414)
Net decrease (increase) in certificates of deposit	12,245	(60)
Net increase in loans	(24,133)	(39,974)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(1,158)	(475)
Proceeds from sale of other real estate owned	—	221
Proceeds from sale of bank premises and equipment	2,868	—
Purchases of bank premises and equipment, net	(1,209)	(888)
Net cash used in investing activities	(38,848)	(116,961)

Cash Flows From Financing Activities
Net increase in deposits	17,136	68,411
Cash dividends paid in lieu of fractional shares	(10)	(5)
Stock options exercised	—	25
Net cash provided by financing activities	17,126	68,431

Net decrease in Cash and Cash Equivalents	(9,487)	(41,888)
Cash and Cash Equivalents, beginning of period	159,643	200,797
Cash and Cash Equivalents, end of period	$150,156	$158,909

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$775	$819
Income taxes	$5,115	$3,940
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$5,295	$3,351
Transfer of loans held-for-investment to other real estate owned	$—	$217
Decrease in directors' & officers' retirement plan equity adjustment, net of tax	$(46)	$—
Change in unrealized holding gains (losses) on available for sale securities, net of taxes	$288	$523
 See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 and December 31, 2016

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

Recently Issued Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date by one year.  For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams; however, we do not expect these changes to have a material impact on non-interest income. We are finalizing the adoption of ASU 2014-09 and do not expect a material impact on our financial statements. We expect to adopt the standard beginning January 1, 2018 under the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business.  The amendments in ASU 2017-01 clarify the definition and provide a more robust framework to use in determining when a set of assets and activities constitutes a business.  ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

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

In March 2017, FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.  The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  These amendments simplify the accounting for certain financial instruments with down round features.  The amendments are effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The Company currently does not have any financial instruments with down round features and therefore does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

3.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2017 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$28,621	$—	$(81)	$28,540
Securities of U.S. government agencies and corporations	22,363	3	(142)	22,224
Obligations of states and political subdivisions	24,438	275	(88)	24,625
Collateralized mortgage obligations	71,385	2	(1,011)	70,376
Mortgage-backed securities	157,764	209	(1,483)	156,490

Total debt securities	$304,571	$489	$(2,805)	$302,255

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

The Company had $5,800,000 and $8,537,000 in proceeds from sales/calls of available-for-sale securities for the three and nine months ended September 30, 2017, respectively.  The Company had $10,760,000 and $31,464,000 in proceeds from sales/calls of available-for-sale securities for the three and nine months ended September 30, 2016.  Gross realized gains on sales of available-for-sale securities were $2,000 for the three and nine months ended September 30, 2017.  Gross realized gains from sales of available-for-sale securities were $1,000 and $15,000 for the three and nine months ended September 30, 2016, respectively.  Gross realized losses from sales/calls of available-for-sale securities were $0 and $(16,000) for the three and nine months ended September 30, 2017, respectively.  Gross realized losses on sales/calls of available-for-sale securities were $(22,000) for the three and nine months ended September 30, 2016.

The amortized cost and estimated market value of debt and other securities at September 30, 2017, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$28,811	$28,792
Due after one year through five years	41,325	41,114
Due after five years through ten years	5,286	5,483
Due after ten years	—	—
Subtotal	75,422	75,389
MBS & CMO	229,149	226,866
Total	$304,571	$302,255

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2017, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$28,539	$(81)	$—	$—	$28,539	$(81)
Securities of U.S. government agencies and corporations	20,221	(142)	—	—	20,221	(142)
Obligations of states and political subdivisions	12,051	(80)	2,668	(8)	14,719	(88)
Collateralized Mortgage obligations	60,649	(865)	7,216	(146)	67,865	(1,011)
Mortgage-backed securities	88,329	(722)	40,835	(761)	129,164	(1,483)

Total	$209,789	$(1,890)	$50,719	$(915)	$260,508	$(2,805)

No decline in value was considered "other-than-temporary" during the first nine months of 2017.  One hundred fifty securities, all considered investment grade, which had a fair value of $209,789,000 and a total unrealized loss of $1,890,000, have been in an unrealized loss position for less than twelve months as of September 30, 2017.  Thirty nine securities, all considered investment grade, which had a fair value of $50,719,000 and a total unrealized loss of $915,000, have been in an unrealized loss position for more than twelve months as of September 30, 2017.  The declines in fair value were attributable to changes in interest rates.  We have evaluated the credit ratings of our investment securities and their issuer and/or insurers, and based on this evaluation have determined that no investment security in our investment portfolio was other-than-temporarily impaired as of September 30, 2017. As the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to their anticipated recovery, these investments are not considered other-than-temporarily impaired.

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

Investment securities carried at $34,428,000 and $38,152,000 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.  LOANS

The composition of the Company's loan portfolio, by loan class, as of September 30, 2017  and December 31, 2016 was as follows:

($ in thousands)	September 30, 2017	December 31, 2016

Commercial	$123,656	$126,311
Commercial Real Estate	366,350	344,210
Agriculture	109,140	101,905
Residential Mortgage	42,844	40,237
Residential Construction	21,969	23,650
Consumer	39,801	43,250

	703,760	679,563
Allowance for loan losses	(11,563)	(10,899)
Net deferred origination fees and costs	869	1,106

Loans, net	$693,066	$669,770

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

As of September 30, 2017, approximately 52% in principal amount of the Company's loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 6% in principal amount of the Company's loans were residential mortgage loans.  Approximately 3% in principal amount of the Company's loans were residential construction loans.  Approximately 15% in principal amount of the Company's loans were for agriculture and 18% in principal amount of the Company's loans were for general commercial uses including professional, retail and small businesses.  Approximately 6% in principal amount of the Company's loans were consumer loans.

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

At September 30, 2017 and December 31, 2016, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's loans by delinquency and non-accrual status, as of September 30, 2017 and December 31, 2016, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
September 30, 2017
Commercial	$122,624	$515	$—	$—	$517	$123,656
Commercial Real Estate	363,725	105	—	755	1,765	366,350
Agriculture	109,140	—	—	—	—	109,140
Residential Mortgage	42,368	351	—	—	125	42,844
Residential Construction	21,969	—	—	—	—	21,969
Consumer	39,383	42	2	—	374	39,801
Total	$699,209	$1,013	$2	$755	$2,781	$703,760

December 31, 2016
Commercial	$121,311	$—	$—	$—	$5,000	$126,311
Commercial Real Estate	343,186	484	—	—	540	344,210
Agriculture	101,905	—	—	—	—	101,905
Residential Mortgage	39,463	—	120	—	654	40,237
Residential Construction	23,650	—	—	—	—	23,650
Consumer	43,106	—	41	—	103	43,250
Total	$672,621	$484	$161	$—	$6,297	$679,563

Non-accrual loans amounted to $2,781,000 at September 30, 2017 and were comprised of two commercial loans totaling $517,000, three commercial real estate loans totaling $1,765,000, two residential mortgage loans totaling $125,000, and one consumer loan totaling $374,000.  Non-accrual loans amounted to $6,297,000 at December 31, 2016 and were comprised of one commercial loan totaling $5,000,000, two commercial real estate loans totaling $540,000, three residential mortgage loans totaling $654,000, and one consumer loan totaling $103,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at September 30, 2017.

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

Impaired loans, segregated by loan class, as of September 30, 2017 and December 31, 2016 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2017
Commercial	$3,297	$517	$2,660	$3,177	$59
Commercial Real Estate	2,888	1,765	1,031	2,796	40
Agriculture	—	—	—	—	—
Residential Mortgage	2,653	125	2,300	2,425	564
Residential Construction	659	—	659	659	79
Consumer	589	374	215	589	4
Total	$10,086	$2,781	$6,865	$9,646	$746

December 31, 2016
Commercial	$5,578	$—	$5,578	$5,578	$898
Commercial Real Estate	885	540	283	823	39
Agriculture	—	—	—	—	—
Residential Mortgage	3,392	654	2,380	3,034	584
Residential Construction	820	—	820	820	98
Consumer	708	103	601	704	25
Total	$11,383	$1,297	$9,662	$10,959	$1,644

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended September 30, 2017 and September 30, 2016 was as follows:

($ in thousands)	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,359	$91	$3,232	$6
Commercial Real Estate	2,164	4	857	4
Agriculture	—	—	—	—
Residential Mortgage	2,438	23	2,973	24
Residential Construction	732	9	982	12
Consumer	590	3	768	9
Total	$9,283	$130	$8,812	$55

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the nine months ended September 30, 2017 and September 30, 2016 was as follows:

($ in thousands)	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$4,460	$108	$2,111	$28
Commercial Real Estate	1,487	12	966	12
Agriculture	—	—	—	—
Residential Mortgage	2,733	77	3,267	71
Residential Construction	774	28	991	35
Consumer	620	20	890	62
Total	$10,074	$245	$8,225	$208

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

The Company had $6,484,000 and $9,663,000 in TDR loans as of September 30, 2017 and December 31, 2016, respectively.  Specific reserves for TDR loans totaled $743,000 and $1,644,000 as of September 30, 2017 and December 31, 2016, respectively.  TDR loans performing in compliance with modified terms totaled $6,110,000 and $4,662,000 as of September 30, 2017 and December 31, 2016, respectively.  There were no commitments to advance additional funds on existing TDR loans as of September 30, 2017.

Loans modified as TDRs during the three months ended September 30, 2017 were as follows:

($ in thousands)	Three Months Ended September 30, 2017
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$2,410	$2,410
Total	1	$2,410	$2,410

There were no loans modified as TDRs during the three months ended September 30, 2016.

Loans modified as TDRs during the nine months ended September 30, 2017 and September 30, 2016 were as follows:

($ in thousands)	Nine Months Ended September 30, 2017
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$2,410	$2,410
Total	1	$2,410	$2,410

($ in thousands)	Nine Months Ended September 30, 2016
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$180	$180
Total	1	$180	$180

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  The commercial loan that was modified as TDR during the three and nine month periods ended September 30, 2017 involved a payment extension.  The commercial loan that was modified as TDR during the three and nine month periods ended September 30, 2016 involved a reduction of the loan amount.  There were no loans modified as a TDR within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2017 and September 30, 2016.

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

The following table presents the risk ratings by loan class as of September 30, 2017 and December 31, 2016:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2017
Commercial	$115,345	$7,518	$793	$—	$—	$123,656
Commercial Real Estate	352,396	11,434	2,520	—	—	366,350
Agriculture	105,941	3,154	45	—	—	109,140
Residential Mortgage	41,132	1,579	133	—	—	42,844
Residential Construction	21,969	—	—	—	—	21,969
Consumer	38,888	500	413	—	—	39,801
Total	$675,671	$24,185	$3,904	$—	$—	$703,760

December 31, 2016
Commercial	$112,656	$7,294	$6,361	$—	$—	$126,311
Commercial Real Estate	331,653	11,058	1,499	—	—	344,210
Agriculture	101,820	—	85	—	—	101,905
Residential Mortgage	37,831	1,751	655	—	—	40,237
Residential Construction	23,070	436	144	—	—	23,650
Consumer	41,826	547	877	—	—	43,250
Total	$648,856	$21,086	$9,621	$—	$—	$679,563

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2017.

Three months ended September 30, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2017	$3,060	$4,883	$1,375	$677	$477	$378	$870	$11,720
Provision for loan losses	(547)	577	101	(21)	(56)	40	(94)	—

Charge-offs	(220)	—	—	—	—	(9)	—	(229)
Recoveries	26	—	—	6	2	38	—	72
Net (charge-offs) recoveries	(194)	—	—	6	2	29	—	(157)
Balance as of September 30, 2017	$2,319	$5,460	$1,476	$662	$423	$447	$776	$11,563

Nine months ended September 30, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for loan losses	(1,181)	1,550	214	(94)	(21)	(86)	218	600

Charge-offs	(220)	—	—	—	—	(25)	—	(245)
Recoveries	149	—	—	96	4	60	—	309
Net (charge-offs) recoveries	(71)	—	—	96	4	35	—	64
Balance as of September 30, 2017	$2,319	$5,460	$1,476	$662	$423	$447	$776	$11,563

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2017.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$59	$40	$—	$564	$79	$4	$—	$746
Loans collectively evaluated for impairment	2,260	5,420	1,476	98	344	443	776	10,817
Ending Balance	$2,319	$5,460	$1,476	$662	$423	$447	$776	$11,563

The following table details activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2016.

Three months ended September 30, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2016	$3,175	$3,584	$1,150	$690	$390	$555	$486	$10,030
Provision for loan losses	556	92	56	(25)	7	(36)	(200)	450

Charge-offs	(187)	—	—	—	—	(17)	—	(204)
Recoveries	6	—	—	—	2	11	—	19
Net (charge-offs) recoveries	(181)	—	—	—	2	(6)	—	(185)
Balance as of September 30, 2016	$3,550	$3,676	$1,206	$665	$399	$513	$286	$10,295

Nine months ended September 30, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for loan losses	836	348	65	(75)	61	(134)	249	1,350

Charge-offs	(417)	(15)	—	—	—	(52)	—	(484)
Recoveries	34	—	81	1	4	58	—	178
Net (charge-offs) recoveries	(383)	(15)	81	1	4	6	—	(306)
Balance as of September 30, 2016	$3,550	$3,676	$1,206	$665	$399	$513	$286	$10,295

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

Year ended December 31, 2016
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for loan losses	883	582	121	(67)	101	(341)	521	1,800

Charge-offs	(446)	(15)	—	(13)	—	(65)	—	(539)
Recoveries	37	—	81	1	5	263	—	387
Net (charge-offs) recoveries	(409)	(15)	81	(12)	5	198	—	(152)
Ending Balance	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Period-end amount allocated to:
Loans individually evaluated for impairment	$898	$39	$—	$584	$98	$25	$—	$1,644
Loans collectively evaluated for impairment	2,673	3,871	1,262	76	342	473	558	9,255
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899

The Company's investment in loans as of September 30, 2017, September 30, 2016, and December 31, 2016 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company's impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2017
Loans individually evaluated for impairment	$3,177	$2,796	$—	$2,425	$659	$589	$9,646
Loans collectively evaluated for impairment	120,479	363,554	109,140	40,419	21,310	39,212	694,114
Ending Balance	$123,656	$366,350	$109,140	$42,844	$21,969	$39,801	$703,760

September 30, 2016
Loans individually evaluated for impairment	$5,647	$845	$—	$2,961	$976	$763	$11,192
Loans collectively evaluated for impairment	122,192	321,777	97,257	38,719	19,620	42,789	642,354
Ending Balance	$127,839	$322,622	$97,257	$41,680	$20,596	$43,552	$653,546

December 31, 2016
Loans individually evaluated for impairment	$5,578	$823	$—	$3,034	$820	$704	$10,959
Loans collectively evaluated for impairment	120,733	343,387	101,905	37,203	22,830	42,546	668,604
Ending Balance	$126,311	$344,210	$101,905	$40,237	$23,650	$43,250	$679,563

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2017 for cash proceeds equal to the fair value of the loans.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016

Constant prepayment rate	11.11%	12.67%
Discount rate	10.02%	10.02%
Weighted average life (years)	5.91	5.51

At September 30, 2017 and December 31, 2016, the Company's mortgage loans held-for-sale were $1,811,000 and $3,326,000, respectively.  At September 30, 2017, and December 31, 2016, the Company serviced real estate mortgage loans for others totaling $224,961,000 and $231,310,000, respectively.

The following table summarizes the Company's mortgage servicing rights assets as of September 30, 2017 and December 31, 2016.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2016	Additions	Reductions	September 30, 2017

Mortgage servicing rights	$1,815	$161	$(252)	$1,724
Valuation allowance	(21)	—	21	—
Mortgage servicing rights, net of valuation allowance	$1,794	$161	$(231)	$1,724

At September 30, 2017 and December 31, 2016, the estimated fair market value of the Company's mortgage servicing rights asset was $1,825,000 and $1,794,000, respectively.

The Company received contractually specified servicing fees of $142,000 and $147,000 for the three months ended September 30, 2017 and September 30, 2016, respectively.  The Company received contractually specified servicing fees of $434,000 and $444,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	(in thousands)
September 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$28,540	$28,540	$—	$—
Securities of U.S. government agencies and corporations	22,224	—	22,224	—
Obligations of states and political subdivisions	24,625	—	24,625	—
Collateralized mortgage obligations	70,376	—	70,376	—
Mortgage-backed securities	156,490	—	156,490	—
Total investments at fair value	$302,255	$28,540	$273,715	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	(in thousands)
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$28,652	$28,652	$—	$—
Securities of U.S. government agencies and corporations	24,197	—	24,197	—
Obligations of states and political subdivisions	30,888	—	30,888	—
Collateralized mortgage obligations	49,938	—	49,938	—
Mortgage-backed securities	143,404	—	143,404	—
Total investments at fair value	$277,079	$28,652	$248,427	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2017:

	(in thousands)
September 30, 2017	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$517	$—	$—	$517
Total assets at fair value	$517	$—	$—	$517

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2016:

	(in thousands)
December 31, 2016	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$4,128	$—	$—	$4,128
Loan servicing rights	1,794	—	—	1,794
Total assets at fair value	$5,922	$—	$—	$5,922

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2017 and December 31, 2016.

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of September 30, 2017 and December 31, 2016 were as follows:

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At September 30, 2017 and December 31, 2016, there were no loans held-for-sale that required a write-down.

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

At September 30, 2017, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Other Real Estate Owned

Other real estate assets ("OREO") acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses.  Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy.  At September 30, 2017 and December 31, 2016, there were no OREO that required a write-down.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments for the periods ended September 30, 2017 and December 31, 2016 were approximately as follows:

		September 30, 2017		December 31, 2016
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$150,156	$150,156	$159,643	$159,643
Certificates of deposit	2	3,968	3,970	16,213	16,230
Stock in Federal Home Loan Bank and other equity securities	3	5,567	5,567	4,409	4,409
Loans receivable:
Net loans	3	693,066	693,497	669,770	669,437
Loans held-for-sale	2	1,811	1,846	3,326	3,363
Interest receivable	2	4,083	4,083	3,996	3,996
Mortgage servicing rights	3	1,724	1,825	1,794	1,794
Financial liabilities:
Deposits	3	1,080,832	997,316	1,063,696	1,001,460
Interest payable	2	95	95	78	78

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

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The allowance for loan losses is considered to be a reasonable estimate of loan discount due to credit risks.  Given that the estimation of expected credit losses involves management estimates for assumptions that are not directly observable in a market, the Company believes the fair value of loans receivable is derived from Level 3 inputs.

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2017	December 31, 2016

Undisbursed loan commitments	$223,807	$207,207
Standby letters of credit	2,331	3,518
Commitments to sell loans	488	1,848

	$226,626	$212,573

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2017 and December 31, 2016, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,331,000 and $3,518,000 at September 30, 2017 and December 31, 2016, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet, however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $850,000 at September 30, 2017 and December 31, 2016, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2017 and December 31, 2016, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

The following table presents the activity related to stock options for the three months ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	250,594	$7.72
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	250,594	$7.72	$1,099,604	6.99
Exercisable (vested) at End of Period	118,731	$6.03	$722,439	5.21

The following table presents the activity related to stock options for the nine months ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	227,549	$8.12
Granted	60,520	$11.54
Expired	(37,475)	$16.31
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	250,594	$7.72	$1,099,604	6.99
Exercisable (vested) at End of Period	118,731	$6.03	$722,439	5.21

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2017 was $2.78 per share.

As of September 30, 2017, there was $256,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.74 years.

There was $29,000 and $82,000 of recognized compensation cost related to stock options granted for the three and nine months ended September 30, 2017, respectively.

A summary of the weighted average assumptions used in valuing stock options during the three and nine months ended September 30, 2017 is presented below:

	Three Months Ended September 30, 2017*	Nine Months Ended September 30, 2017
Risk Free Interest Rate	—	1.89%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	22.88%

* There were no stock options granted during the three months ended September 30, 2017.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2017.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	106,998	$8.03
Granted	1,824	11.96
Cancelled / Forfeited	—	$—
Exercised/Released/Vested	(1,735)	5.15
Non-vested restricted stock outstanding at End of Period	107,087	$8.14	$1,295,753	2.71

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2017.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	99,184	$6.70
Granted	26,441	$11.50
Cancelled / Forfeited	(1,463)	$6.92
Exercised/Released/Vested	(17,075)	$5.08
Non-vested restricted stock outstanding at End of Period	107,087	$8.14	$1,295,753	2.71

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2017 was $11.50 per share.

As of September 30, 2017, there was $470,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.71 years.  There was $53,000 and $156,000 of recognized compensation cost related to restricted stock awards for the three and nine months ended September 30, 2017, respectively.

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

As of September 30, 2017, there was $4,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $6,000 and $15,000 of recognized compensation cost related to ESPP issuances for the three and nine months ended September 30, 2017.

The weighted average fair value at issuance date during the nine months ended September 30, 2017 was $1.74 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2017 is presented below.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Risk Free Interest Rate	0.85%	0.85%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	8.18%	8.18%

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2017.

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of June 30, 2017	$(1,565)	$(732)	$14	$(2,283)
Current period other comprehensive income (loss)	175	—	—	175
Balance as of September 30, 2017	$(1,390)	$(732)	$14	$(2,108)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2017.

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)
Current period other comprehensive income (loss)	288	(46)	—	242
Balance as of September 30, 2017	$(1,390)	$(732)	$14	$(2,108)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2016.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of June 30, 2016	$1,061	$(662)	$17	$416
Current period other comprehensive income (loss)	(388)	—	—	(388)
Balance as of September 30, 2016	$673	$(662)	$17	$28

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2016.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)
Current period other comprehensive income (loss)	523	—	—	523
Balance as of September 30, 2016	$673	$(662)	$17	$28

10.  OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 26, 2017, the Board of Directors of the Company declared a 4% stock dividend payable March 31, 2017 to shareholders of record as of February 28, 2017.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income	$2,800	$2,019	$7,861	$5,785

Weighted average common shares outstanding	11,064,695	11,036,711	11,060,920	11,030,473
Basic EPS	$0.25	$0.18	$0.71	$0.52

Diluted earnings per share:
Net income	$2,800	$2,019	$7,861	$5,785

Weighted average common shares outstanding	11,064,695	11,036,711	11,060,920	11,030,473

Effect of dilutive shares	143,347	72,627	140,071	70,924

Adjusted weighted average common shares outstanding	11,208,042	11,109,338	11,200,991	11,101,397
Diluted EPS	$0.25	$0.18	$0.70	$0.52

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 68,398 shares and 148,199 shares for the three months ended September 30, 2017 and 2016, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 68,398 shares and 162,367 shares for the nine months ended September 30, 2017 and 2016, respectively.

11.  GAIN ON SALE-LEASEBACK OF REAL ESTATE

On January 6, 2017, the Company executed a sale-leaseback transaction related to land and building which is partially occupied by our Auburn Branch. The lease carries an initial lease term of six years and is classified as an operating lease. The sale resulted in a total gain of $1,682, of which $495 has been deferred as a component of Other Liabilities and will be accounted for as a reduction of Occupancy and equipment expense over the initial lease term.  The Company recognized $21 and $56 as a reduction of Occupancy and equipment expense for the three and nine month periods ended September 30, 2017, respectively.

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

Significant results and developments during the third quarter and year-to-date 2017 included:

•
Net income of $7.9 million for the nine months ended September 30, 2017, up 36.2% from $5.8 million earned for the same period last year.  Net income of $2.8 million for the three months ended September 30, 2017, up 40.0% from $2.0 million for the same period last year.

•
Diluted income per share of $0.70 for the nine months ended September 30, 2017, up 34.6% from diluted income per share of $0.52 in the same period last year.  Diluted income per share of $0.25 for the three months ended September 30, 2017, up 38.9% from diluted income per share of $0.18 for the same period last year.

•
Net interest income of $28.9 million for the nine months ended September 30, 2017, up 12.5% from $25.7 million for the same period last year.  The increase in net interest income was primarily due to an increase in interest income on loans and investment securities.  The increase in interest income on loans and investment securities was primarily a result of increased yields and increased average balances of both loans and investment securities.

•	Net interest margin of 3.49% for the nine months ended September 30, 2017, up 3.6% from 3.37% for the same period ended September 30, 2016.

•	Provision for loan losses of $0.6 million for the nine months ended September 30, 2017, down 57.1% from $1.4 million for the same period ended September 30, 2016.

•	Total assets of $1.19 billion as of September 30, 2017, up 2.2% from $1.17 billion as of December 31, 2016.

•	Total net loans of $694.9 million as of September 30, 2017 (including loans held-for-sale), up 3.2% from $673.1 million as of December 31, 2016.

•	Total investment securities of $302.3 million as of September 30, 2017, up 9.1% from $277.1 million as of December 31, 2016.

•	Total deposits of $1.08 billion as of September 30, 2017, up 1.6% from $1.06 billion as of December 31, 2016.

SUMMARY FINANCIAL DATA

The Company recorded net income of $7,861,000 for the nine months ended September 30, 2017, representing an increase of $2,076,000 or 35.9% from net income of $5,785,000 for the same period in 2016.  The Company recorded net income of $2,800,000 for the three months ended September 30, 2017, representing an increase of $781,000 or 38.7% from net income of $2,019,000 for the same period in 2016.

The following tables present a summary of the results for the three and nine months ended September 30, 2017 and 2016, and a summary of financial condition at September 30, 2017 and December 31, 2016.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(in thousands except for per share amounts)
For the Period:
Net Income	$2,800	$2,019	$7,861	$5,785
Basic Earnings Per Common Share	$0.25	$0.18	$0.71	$0.52
Diluted Earnings Per Common Share	$0.25	$0.18	$0.70	$0.52
Net Income to Average Total Assets (annualized)	0.95%	0.73%	0.90%	0.72%
Net Income to Average Common Shareholders' Equity (annualized)	11.23%	8.76%	10.79%	8.58%

	September 30, 2017	December 31, 2016

(in thousands except for ratios)
At Period End:
Total Assets	$1,192,850	$1,166,763
Total Loans, Net (including loans held-for-sale)	$694,877	$673,096
Total Investment Securities	$302,255	$277,079
Total Deposits	$1,080,832	$1,063,696
Loan-To-Deposit Ratio	64.3%	63.3%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$677,295	$8,394	4.92%	$640,262	$7,771	4.82%
Certificate of deposits	3,968	12	1.20%	16,709	37	0.88%
Interest bearing due from banks	121,681	407	1.33%	133,399	178	0.53%
Investment securities, taxable	292,051	1,252	1.70%	231,511	913	1.56%
Investment securities, non-taxable (2)	16,915	61	1.43%	13,886	66	1.89%
Other interest earning assets	5,567	93	6.63%	4,409	97	8.73%
Total average interest-earning assets	1,117,477	10,219	3.63%	1,040,176	9,062	3.46%
Non-interest-earning assets:
Cash and due from banks	25,225			24,535
Premises and equipment, net	6,256			7,488
Interest receivable and other assets	28,798			26,629
Total average assets	$1,177,756			$1,098,828

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	293,682	63	0.09%	268,419	76	0.11%
Savings and MMDA's	333,154	133	0.16%	316,164	129	0.16%
Time, $250,000 or less	57,941	54	0.37%	63,330	64	0.40%
Time, over $250,000	20,149	22	0.43%	18,927	20	0.42%
Total average interest-bearing liabilities	704,926	272	0.15%	666,840	289	0.17%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	362,329			330,420
Interest payable and other liabilities	10,764			9,390
Total liabilities	1,078,019			1,006,650
Total average stockholders' equity	99,737			92,178
Total average liabilities and stockholders' equity	$1,177,756			$1,098,828
Net interest income and net interest margin (3)		$9,947	3.53%		$8,773	3.35%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $(5) and $(17) for the three months ended September 30, 2017 and 2016, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$670,100	$24,566	4.90%	$625,403	$22,802	4.86%
Certificate of deposits	8,282	63	1.02%	16,689	108	0.86%
Interest bearing due from banks	125,247	979	1.05%	144,909	568	0.52%
Investment securities, taxable	279,149	3,545	1.70%	212,090	2,577	1.62%
Investment securities, non-taxable (2)	18,360	209	1.52%	12,585	202	2.14%
Other interest earning assets	5,100	284	7.45%	4,214	274	8.66%
Total average interest-earning assets	1,106,238	29,646	3.58%	1,015,890	26,531	3.48%
Non-interest-earning assets:
Cash and due from banks	24,825			24,398
Premises and equipment, net	6,139			7,336
Other real estate owned	0			9
Interest receivable and other assets	28,315			26,395
Total average assets	$1,165,517			$1,074,028

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	291,360	184	0.08%	266,574	226	0.11%
Savings and MMDA's	330,778	378	0.15%	301,644	367	0.16%
Time, $250,000 or less	58,320	167	0.38%	65,445	193	0.39%
Time, over $250,000	20,280	63	0.42%	19,558	62	0.42%
Total average interest-bearing liabilities	700,738	792	0.15%	653,221	848	0.17%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	357,192			321,900
Interest payable and other liabilities	10,429			9,017
Total liabilities	1,068,359			984,138
Total average stockholders' equity	97,158			89,890
Total average liabilities and stockholders' equity	$1,165,517			$1,074,028
Net interest income and net interest margin (3)		$28,854	3.49%		$25,683	3.37%

(1)           Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $21 and $(125) for the nine months ended September 30, 2017 and 2016, respectively.
(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)           Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2017			Three months ended June 30, 2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$677,295	$8,394	4.92%	$672,786	$8,211	4.90%
Certificates of deposit	3,968	12	1.20%	4,852	15	1.24%
Interest bearing due from banks	121,681	407	1.33%	114,494	276	0.97%
Investment securities, taxable	292,051	1,252	1.70%	281,357	1,191	1.70%
Investment securities, non-taxable (2)	16,915	61	1.43%	19,080	73	1.53%
Other interest earning assets	5,567	93	6.63%	5,313	83	6.27%
Total average interest-earning assets	1,117,477	10,219	3.63%	1,097,882	9,849	3.60%
Non-interest-earning assets:
Cash and due from banks	25,225			24,786
Premises and equipment, net	6,256			6,065
Interest receivable and other assets	28,798			28,361
Total average assets	$1,177,756			$1,157,094

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	293,682	63	0.09%	291,423	61	0.08%
Savings and MMDA's	333,154	133	0.16%	324,552	117	0.14%
Time, $250,000 and under	57,941	54	0.37%	58,333	54	0.37%
Time, over $250,000	20,149	22	0.43%	20,800	23	0.44%
Total average interest-bearing liabilities	704,926	272	0.15%	695,108	255	0.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	362,329			354,590
Interest payable and other liabilities	10,764			10,387
Total liabilities	1,078,019			1,060,085
Total average stockholders' equity	99,737			97,009
Total average liabilities and stockholders' equity	$1,177,756			$1,157,094
Net interest income and net interest margin (3)		$9,947	3.53%		$9,594	3.51%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $(5) and $10 for the three months ended September 30, 2017 and June 30, 2017, respectively.
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

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended September 30, 2017 over the three months ended September 30, 2016, the nine months ended September 30, 2017 over the nine months ended September 30, 2016, and the three months ended September 30, 2017 over the three months ended June 30, 2017.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017			Three Months Ended September 30, 2017
	Over			Over			Over
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016			Three Months Ended June 30, 2017
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$462	$149	$611	$1,591	$27	$1,618	$57	$141	$198
Loan Fees	12	—	12	146	—	146	(15)	—	(15)
Due From Banks	(17)	246	229	(87)	498	411	19	112	131
Certificates of Deposit	(35)	10	(25)	(62)	17	(45)	(3)	—	(3)
Investment Securities	269	65	334	918	57	975	35	14	49
Other Assets	22	(26)	(4)	52	(42)	10	4	6	10
	$713	$444	$1,157	$2,558	$557	$3,115	$97	$273	$370

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$5	$(18)	$(13)	$20	$(62)	$(42)	$—	$2	$2
Savings & MMDAs	4	—	4	35	(24)	11	3	13	16
Time Certificates	(5)	(3)	(8)	(21)	(4)	(25)	(1)	—	(1)

	$4	$(21)	$(17)	$34	$(90)	$(56)	$2	$15	$17

Increase in Net Interest Income:	$709	$465	$1,174	$2,524	$647	$3,171	$95	$258	$353

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $9,487,000 or 5.9% decrease in cash and cash equivalents, a $12,245,000 or 75.5% decrease in certificates of deposit, a $25,176,000 or 9.1% increase in investment securities available-for-sale, a $23,296,000 or 3.5% increase in net loans held-for-investment, a $1,515,000 or 45.6% decrease in loans held-for-sale, a $1,158,000 or 26.3% increase in stock in Federal Home Loan Bank and other equity securities, and a $921,000 or 12.6% decrease in premises and equipment from December 31, 2016 to September 30, 2017.  The decrease in cash and cash equivalents was primarily due to a decrease in interest bearing due from Federal Reserve Bank accounts, which was mainly due to the purchase of investment securities.  The increase in investment securities available-for-sale was primarily the result of the purchases of mortgage-backed securities and collateralized mortgage obligations, which was partially offset by sales, calls and maturities of U.S. government agencies, mortgage-backed securities, and municipal securities.  The increase in net loans held-for-investment was primarily due to increased demand for commercial real estate, agriculture, and residential mortgage, which was partially offset by decreased demand for commercial, residential construction, and consumer loans.  The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The increase in stock in Federal Home Loan Bank and other equity securities was due to the purchase of Federal Home Loan Bank stock.  The decrease in premises and equipment was due to a sale-leaseback of land and building partially occupied by a Bank branch.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $17,136,000 or 1.6% from December 31, 2016 to September 30, 2017.  The increase in deposits was due to increases in interest-bearing transaction deposits, savings accounts, and time deposits over $250,000, which were partially offset by decreases in demand accounts, money market accounts, and time deposits $250,000 or less.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate 50 basis points from 0.75% to 1.25% during the nine months ended September 30, 2017.

Interest income on loans for the nine months ended September 30, 2017 was up 7.7% from the same period in 2016, increasing from $22,802,000 to $24,566,000, and was up 8.0% for the three months ended September 30, 2017 over the same period in 2016, increasing from $7,771,000 to $8,394,000.  The increase in interest income on loans for the nine months ended September 30, 2017 as compared to the same period a year ago was primarily due to an increase in average loans and a 4 basis point increase in loan yields.  The increase in interest income on loans for the three months ended September 30, 2017 as compared to the same period a year ago was primarily due to an increase in average loans and a 10 basis point increase in loan yields.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on investment securities available-for-sale for the nine months ended September 30, 2017 was up 35.1% from the same period in 2016, increasing from $2,779,000 to $3,754,000, and was up 34.1% for the three months ended September 30, 2017 over the same period in 2016, increasing from $979,000 to $1,313,000.  The increase in interest income on investment securities for the nine months ended September 30, 2017 as compared to the same period a year ago was due to an increase in average investment securities and a 4 basis point increase in investment yields.  The increase in interest income on investment securities for the three months ended September 30, 2017 as compared to the same period a year ago was primarily due to an increase in average investment securities and an 11 basis point increase in investment yields.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2017 was up 72.4% from the same period in 2016, increasing from $568,000 to $979,000, and was up 128.7% for the three months ended September 30, 2017 over the same period in 2016, increasing from $178,000 to $407,000.  The increase in interest income on interest-bearing due from banks for the nine months ended September 30, 2017 as compared to the same period a year ago was due to a 53 basis point increase in yield on interest-bearing due from banks due to an increase in the Federal Funds rate, which was partially offset by a decrease in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended September 30, 2017 as compared to the same period a year ago was due to an 80 basis point increase in yield on interest-bearing due from banks due to an increase in the Federal Funds rate, which was partially offset by a decrease in average balances of interest-bearing due from banks.

Interest income on certificates of deposit for the nine months ended September 30, 2017 was down 41.7% from the same period in 2016, decreasing from $108,000 to $63,000, and was down 67.6% for the three months ended September 30, 2017 over the same period in 2016, decreasing from $37,000 to $12,000.  The decrease in interest income on certificates of deposit for the nine months ended September 30, 2017 as compared to the same period a year ago was due to a decrease in average balances of certificates of deposit due to maturities, which was partially offset by a 16 basis point increase in yield on certificates of deposit.  The decrease in interest income on certificates of deposit for the three months ended September 30, 2017 as compared to the same period a year ago was due to a decrease in average balances of certificates of deposit due to maturities, which was partially offset by a 32 basis point increase in yield on certificates of deposit.

Interest income on other earning assets for the nine months ended September 30, 2017 was up 3.7% from the same period in 2016, increasing from $274,000 to $284,000, and was down 4.1% for the three months ended September 30, 2017 over the same period in 2016, decreasing from $97,000 to $93,000.  The increase in interest income on other assets for the nine months ended September 30, 2017 as compared to the same period a year ago was due to an increase in average balances of other earning assets, which was partially offset by a 121 basis point decrease in yield on other earning assets.  The decrease in interest income on other earning assets for the three months ended September 30, 2017 as compared to the same period a year ago was due to a 210 basis point decrease in yield on other earning assets, which was partially offset by an increase in average balances of other earning assets.

The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2017 and September 30, 2016.

Interest Expense

Interest expense on deposits and other borrowings for the nine months ended September 30, 2017 was down 6.6% from the same period in 2016, decreasing from $848,000 to $792,000, and was down 5.9% for the three months ended September 30, 2017 over the same period in 2016, decreasing from $289,000 to $272,000.  The decrease in interest expense during the three and nine months ended September 30, 2017 was primarily due to a 2 basis point decrease in the Company's average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.

The Company had no FHLB advances and related interest expense during the three and nine months ended September 30, 2017 and September 30, 2016.

Provision for Loan Losses

There was a provision for loan losses of $600,000 for the nine months ended September 30, 2017 compared to $1,350,000 for the same period in 2016.  There was no provision for loan losses for the three months ended September 30, 2017 compared to $450,000 for the same period in 2016.  The allowance for loan losses was approximately $11,563,000 or 1.64% of total loans, at September 30, 2017, compared to $10,899,000, or 1.60% of total loans, at December 31, 2016.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three and nine months ended September 30, 2017 was primarily due to decreased charge-offs and increased recoveries coupled with a decrease in specific reserves on impaired loans, which was partially offset by an increase in loan balances as well as an increase in qualitative risk factors compared to the same periods in 2016.  The increase in qualitative risk factors were primarily for commercial, commercial real estate and consumer loans and were primarily due to increased concentration risk, personnel changes and various economic factors.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $0 and $57,000 for the three and nine months ended September 30, 2017, respectively, compared to $0 for the three and nine months ended September 30, 2016.  The increase in provision for unfunded lending commitment losses was primarily due to an increase in qualitative risk factors compared to the same periods in 2016.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-Interest income was up 22.8% for the nine months ended September 30, 2017 from the same period in 2016, increasing from $5,197,000 to $6,380,000.

The increase was primarily due to the recognition of a pre-tax gain of $1,187,000 on a sale-leaseback transaction related to land and building which is partially occupied by a Bank branch.  The lease carries an initial lease term of six years and is classified as an operating lease.  The sale resulted in a total gain of $1,682,000, of which $495,000 was deferred as a component of Other Liabilities and is being accounted for as a reduction of Occupancy and equipment expense over the initial lease term.

In addition, there were increases in investment and brokerage services income, mortgage brokerage income, loan servicing income, and fiduciary activities income, which was partially offset by decreases in service charges on deposit accounts, gains on sales of loans held-for-sale, and other income.  The increase in investment and brokerage income, mortgage brokerage income, and fiduciary activities income was primarily due to an increase in demand for those services.  The increase in loan servicing income was primarily due to the reversal of impairment expense in the current period.  The decrease in service charges on deposit accounts was primarily due to decreases in fees charged.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in the volume of loans-held-for-sale.  The decrease in other income was primarily due to a decrease in rental income due to the sale of land and building in the current period.

Non-Interest income was up 7.4% for the three months ended September 30, 2017 from the same period in 2016, increasing from $1,657,000 to $1,780,000.

The increase was primarily due to increases in service charges on deposit accounts, investment and brokerage services income, mortgage brokerage income, loan servicing income and gains on sales of available-for-sale securities, which was partially offset by decreases in gains on sales of loans held-for-sale and other income.  The increase in service charges on deposit accounts was primarily due to increases in fees charged.  The increase in investment and brokerage services and mortgage brokerage income was primarily due to an increase in demand for those services.  The increase in loan servicing income was primarily due to the recognition of impairment expense in the prior period.  The increase in gains on sales of available-for-sale securities was primarily due to increased values of securities sold and current market pricing at the time of sale.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in the volume of loans-held-for-sale.  The decrease in other income is primarily due to a decrease in rental income due to the sale of land and building in the current period.

Non-Interest Expenses

Total non-interest expenses were up 8.2% for the nine months ended September 30, 2017 from the same period in 2016, increasing from $20,226,000 to $21,884,000.

The increase was primarily due to increases in salaries and employee benefits, data processing, and other expenses, which was partially offset by a decrease in occupancy and equipment expense.  The increase in salaries and employee benefits was primarily due to an increase in staffing and associated salary expense and profit sharing.  The increase in data processing was primarily due to increases in general data processing costs.  The increase in other expenses was primarily due to increases in provision for unfunded loan commitments, and consulting fees, which was partially offset by decreases in FDIC assessments and postage expense.  The decrease in occupancy and equipment expense was primarily due to a decrease in rent expense due to the expiration of a lease and the amortization of the deferred portion of the gain on sale of lease-back transaction discussed in Non-Interest Income above.

Total non-interest expenses were up 8.5% for the three months ended September 30, 2017 from the same period in 2016, increasing from $6,599,000 to $7,161,000.

The increase was primarily due to increases in salaries and employee benefits and other expenses, which was partially offset by a decrease in occupancy and equipment expense.  The increase in salaries and employee benefits was primarily due to an increase in staffing and associated salary expense and profit sharing.  The increase in other expenses was primarily due to an increase in consulting fees, which were partially offset by a decrease in FDIC assessments.  The decrease in occupancy and equipment expense was primarily due to a decrease in rent expense due to the expiration of a lease and the amortization of the deferred portion of the gain on sale of lease-back transaction discussed in Non-Interest Income above.

The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2017 and 2016.

	(in thousands)
	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Other non-interest expenses
Provision for unfunded loan commitments	$—	$—	$57	$—
FDIC assessments	95	140	365	450
Contributions	32	37	127	92
Legal fees	85	66	189	204
Accounting and audit fees	102	84	285	269
Consulting fees	169	63	530	364
Postage expense	56	63	185	217
Telephone expense	32	37	97	109
Public relations	44	41	147	172
Training expense	31	45	107	117
Loan origination expense	40	12	131	102
Computer software depreciation	40	40	114	103
Sundry losses	41	(34)	189	46
Loan collection expense	15	13	75	56
Other non-interest expense	502	516	1,519	1,454

Total other non-interest expenses	$1,284	$1,123	$4,117	$3,755

Income Taxes

The Company's tax rate, the Company's income before taxes and the amount of tax relief provided by non-taxable earnings primarily affect the Company's provision for income taxes.

In the nine months ended September 30, 2017, the Company's expense for income taxes increased $1,370,000 or 38.9% from the same period last year, from $3,519,000 to $4,889,000.

In the three months ended September 30, 2017, the Company's expense for income taxes increased $404,000 or 29.7% from the same period last year, from $1,362,000 to $1,766,000.

The increase in provision for income taxes for the period presented is primarily attributable to the respective levels of taxable earnings combined with the interim effective tax rate and the incidence of allowable deductions, in particular non-taxable municipal bond income, tax credits generated from low-income housing investments, solar tax credits, and excludable interest income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2017	December 31, 2016

Undisbursed loan commitments	$223,807	$207,207
Standby letters of credit	2,331	3,518
Commitments to sell loans	488	1,848
	$226,626	$212,573

The reserve for unfunded lending commitments amounted to $850,000 and $793,000 as of September 30, 2017 and December 31, 2016, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company's non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2017 and December 31, 2016:

	At September 30, 2017			At December 31, 2016
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$517	$—	$517	$5,000	$2,000	$3,000
Commercial real estate	1,765	72	1,693	540	81	459
Agriculture	—	—	—	—	—	—
Residential mortgage	125	—	125	654	—	654
Residential construction	—	—	—	—	—	—
Consumer	374	—	374	103	—	103
Total non-accrual loans	$2,781	$72	$2,709	$6,297	$2,081	$4,216

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

Non-accrual loans amounted to $2,781,000 at September 30, 2017 and were comprised of two commercial loans totaling $517,000, three commercial real estate loans totaling $1,765,000, two residential mortgage loans totaling $125,000 and one consumer loan totaling $374,000.  Non-accrual loans amounted to $6,297,000 at December 31, 2016 and were comprised of one commercial loan totaling $5,000,000, two commercial real estate loans totaling $540,000, three residential mortgage loans totaling $654,000, and one consumer loan totaling $103,000. If the loan is collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at September 30, 2017 and December 31, 2016 consisting of loans on non-accrual status totaled $2,781,000 and $6,297,000, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans totaled $6,865,000 and $4,662,000 at September 30, 2017 and December 31, 2016, respectively.  Performing impaired loans consist of loans modified as TDRs totaling $6,110,000 and other impaired loans totaling $755,000.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See "Allowance for Loan Losses" below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $752,000, or 17.8%, to $3,464,000 during the first nine months of 2017.  Non-performing assets, net of guarantees, represented 0.3% of total assets at September 30, 2017.

	At September 30, 2017			At December 31, 2016
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$2,781	$72	$2,709	$6,297	$2,081	$4,216
Loans 90 days past due and still accruing	755	—	755	—	—	—

Total non-performing loans	3,536	72	3,464	6,297	2,081	4,216
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$3,536	$72	$3,464	$6,297	$2,081	$4,216

Non-performing loans (net of guarantees) to total loans			0.5%			0.6%
Non-performing assets (net of guarantees) to total assets			0.3%			0.4%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			333.8%			258.5%

The Company had one loan totaling $755,000 that was 90 days or more past due and still accruing at September 30, 2017 and no loans 90 days or more past due and still accruing at December 31, 2016.

Excluding the non-performing loans cited previously, loans totaling $368,000 and $3,324,000 were classified as substandard or doubtful loans, representing potential problem loans at September 30, 2017 and December 31, 2016, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at September 30, 2017 and December 31, 2016.  The ratio of the Allowance for Loan Losses to total loans at September 30, 2017 and December 31, 2016 was 1.64% and 1.60%, respectively.

Other real estate owned ("OREO") consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of September 30, 2017 and December 31, 2016.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine months ended September 30, 2017 and 2016, and for the year ended December 31, 2016:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2017	2016	2016

Balance at beginning of period	$10,899	$9,251	$9,251
Provision for loan losses	600	1,350	1,800
Loans charged-off:
Commercial	(220)	(417)	(446)
Commercial Real Estate	—	(15)	(15)
Agriculture	—	—	—
Residential Mortgage	—	—	(13)
Residential Construction	—	—	—
Consumer	(25)	(52)	(65)

Total charged-off	(245)	(484)	(539)

Recoveries:
Commercial	149	34	37
Commercial Real Estate	—	—	—
Agriculture	—	81	81
Residential Mortgage	96	1	1
Residential Construction	4	4	5
Consumer	60	58	263

Total recoveries	309	178	387

Net recoveries (charge-offs)	64	(306)	(152)

Balance at end of period	$11,563	$10,295	$10,899

Ratio of net recoveries (charge-offs) to average loans outstanding during the period (annualized)	0.01%	(0.06%)	(0.02%)
Allowance for loan losses
To total loans at the end of the period	1.64%	1.58%	1.60%
To non-performing loans, net of guarantees at the end of the period	333.8%	243.5%	258.5%

The allowance for loan losses to non-performing loans, net of guarantees was 333.8% and 243.5% as of September 30, 2017 and September 30, 2016, respectively.  The increase in allowance for loan losses to non-performing loans, net of guarantees, was due to an increase in allowance for loan losses and a decrease in non-performing loans.  The increase in allowance for loan losses during the nine months ended September 30, 2017 was due to an increase in total loans as well as an increase in qualitative risk factors primarily for commercial, commercial real estate and consumer loans.  The increase in qualitative risk factors were primarily due to increased concentration risk, personnel changes and various economic factors.

Deposits

Deposits are one of the Company's primary sources of funds.  At September 30, 2017, the Company had the following deposit mix: 31.3% in savings and MMDA deposits, 7.2% in time deposits, 28.0% in interest-bearing transaction deposits and 33.5% in non-interest-bearing transaction deposits.  At December 31, 2016, the Company had the following deposit mix: 31.2% in savings and MMDA deposits, 7.1% in time deposits, 27.6% in interest-bearing transaction deposits and 34.1% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.

Maturities of time certificates of deposits of over $250,000 outstanding at September 30, 2017 and December 31, 2016 are summarized as follows:

	(in thousands)
	September 30, 2017	December 31, 2016
Three months or less	$5,281	$2,676
Over three to twelve months	6,972	10,058
Over twelve months	7,761	2,524
Total	$20,014	$15,258

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios; in management's opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 64.3% on September 30, 2017.  In addition, on September 30, 2017, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $29,319,000 in securities due within one year or less; and $44,881,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $80,000,000 at September 30, 2017.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at September 30, 2017 of $293,833,000; credit availability is subject to certain collateral requirements.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

As of September 30, 2017, the Bank's capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2017.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$100,120	8.50%	5.0%
Common Equity Tier 1	$100,120	12.38%	6.5%
Tier 1 Risk-Based	$100,120	12.38%	8.0%
Total Risk-Based	$110,256	13.64%	10.0%

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules replaced the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The Bank became subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer began on January 1, 2016, and will be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in through December 31, 2017.

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2017, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2017.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2017, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2016 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At September 30, 2017, approximately 75% of the Bank's loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At September 30, 2017, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 70% and 4%, respectively, of the total loans in the Bank's portfolio.  At September 30, 2017, all of the Bank's real estate mortgage and construction loans and approximately 15% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  California markets have experienced a strong recovery in home prices since the housing market crisis; however, home price growth has begun to moderate and some fundamentals of the housing market have remained soft through the recovery. A renewed downturn and deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

The Bank provides financing to, and receives deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial, and commercial industries.  The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, which has lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio.  Continued increases in fuel prices and energy costs and the continuation of the drought in California could adversely affect businesses in several of these industries.  Recent wildfires across California and in our market area have resulted in significant damage and destruction of property and equipment. The fire damage caused may result in adverse economic impacts to those affected markets and beyond. Industry specific risks are beyond the Bank's control and could adversely affect the Bank's portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At September 30, 2017, approximately 75% of the Bank's loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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

Potential Volatility of Deposits May Increase Our Cost of Funds

At September 30, 2017 and December 31, 2016, 2% and 1% of the dollar value of the Company's total deposits was represented by time certificates of deposit in excess of $250,000, respectively.  Although we have adopted a pricing strategy designed to reduce the level of time deposits, these deposits are also considered volatile and could be subject to withdrawal.  Withdrawal of a material amount of such deposits could adversely impact the Company's liquidity, profitability, business prospects, results of operations and cash flows.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

None.

ITEM 6.   – EXHIBITS

Exhibit Number	Description of Document

10.26	Amended and Restated Executive Deferral Plan of First Northern Bank effective July 20, 2017.

10.27	Executive Retirement/Retention Participation Agreement for Joe Danelson, Executive Vice President and Chief Credit Officer.

10.28	Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith, Senior Executive Vice President and Chief Financial Officer & Chief Operating Officer.

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statement of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 1, 2017	By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith, Senior Executive Vice President / Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)