Form 10-K
period 2017-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2018-03-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____ _____
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017
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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if smaller reporting company)
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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on June 30, 2017 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2017) was $122,072,716.

The number of shares of the registrant's Common Stock outstanding as of March 1, 2018 was 11,213,576.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2018 Annual Meeting of Shareholders.

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

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

●	Possible changes in the initiatives and policies of the federal bank regulatory agencies

•	Tax rates and the possible impact of changes in the U.S. tax laws

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

•	The possible impact of weather related conditions, including drought or flooding, and related governmental responses on economic conditions, especially in the agricultural sector

•	Maintenance of insurance coverages appropriate for our operations

•	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

•	Descriptions of assumptions underlying or relating to any of the foregoing

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include but are not limited to those listed in this "Note Regarding Forward-Looking Statements," Part I, Item 1A "Risk Factors," Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

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

The Bank has ten full service branches located in the cities of Auburn, Davis, Dixon, Fairfield, Roseville, Sacramento, Vacaville, West Sacramento, Winters and Woodland. The Bank has one satellite banking office inside a retirement community in the city of Davis and a residential mortgage loan office in Davis. The Bank's Asset Management & Trust Department is headquartered in Downtown Sacramento and serves the Bank's entire market area. Similarly, the Bank engages financial advisors, through Raymond James Financial Services, Inc., who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in West Sacramento, Davis and Auburn. The Bank also has a commercial loan office in the Contra Costa County city of Walnut Creek that serves the East Bay Area's small to medium-sized business lending needs. The Bank's operations center is located in Dixon and provides back-office support including information services, central operations, and the central loan department.

The Bank is in the commercial banking business and generates most of its revenue by providing a wide range of products and services to small and middle sized businesses and individuals including accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans. It also issues cashier's checks, sells travelers' checks, rents safe deposit boxes, and provides other customary banking services.

First Northern offers a broad range of alternative investment products and services through Raymond James Financial Services, Inc.   First Northern also offers equipment leasing, credit cards, merchant card processing, payroll services, and limited international banking services through third parties.

Fiduciary services are offered to individuals, businesses, governments, and charitable organizations in the Solano, Yolo, Sacramento, Placer, El Dorado and Contra Costa County regions.

The Bank's principal source of revenue comes from interest income. Interest income is primarily derived from interest and fees on loans and leases, interest on investments, and due from banks interest bearing accounts. For the year ended December 31, 2017, these sources comprised 83%, 13% and 4%, respectively of the Company's interest income.

The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and all deposit accounts are insured by the FDIC to the maximum amount permitted by law, currently $250,000 per depositor. Most of the Bank's deposits are attracted from the market of northern and central Solano County and southern and central Yolo County. The Bank's deposits are not received from a single depositor or group of affiliated depositors, the loss of any one which would have a materially adverse impact on the business of the Bank. A material portion of the Bank's deposits are not concentrated within a single industry group of related industries.

As of December 31, 2017, the Company had consolidated assets of approximately $1.2 billion, deposits of approximately $1.1 billion and shareholder's equity of $100.0 million. The Company and its subsidiaries employed 191 full-time equivalent employees as of December 31, 2017.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both member and non-member financial institutions' deposits.  Such actions significantly affect the overall growth and distribution of loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits.  Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in an effort to stimulate economic growth and reduce levels of unemployment, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  In December 2016, the FRB raised the target range for the federal funds rate to 0.50% to 0.75%.  In 2017, the FRB raised the federal funds rate by 25 bps three times in March, June, and December.  In December 2017, the target range for the federal funds rate was 1.25% to 1.50%.  The FRB has also begun to gradually reduce its balance sheet as part of its movement away from its accommodative monetary policy.  The FRB has indicated that it expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate. However, the actual path of the federal funds rate and other aspects of the FRB's monetary policy will depend on the economic outlook as informed by incoming data. We cannot predict with any certainty the degree to which the FRB will continue its accommodative monetary policies, nor the timing of further easing of these policies.

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

During 2017, the Trump Administration appointed new leadership in key positions at the FRB, FDIC and other federal banking agencies.  New leadership at the FRB has expressed its intentions to explore opportunities to improve the efficiency, transparency and simplicity of its regulatory supervision.   This initiative may involve small bank capital simplification, resolution planning burden reduction, and increasing submission cycles from one to two years, leverage ratio recalibration, and have as its objective to reconsider the effects of these existing regulatory frameworks on the resiliency of the financial system, credit availability, economic growth and their respective and collective costs and benefits.  Whether and to what extent these leadership changes will result in new regulatory initiatives and policies, or modifications of existing regulations and policies, which may impact our business, cannot be predicted at this time.
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

Supervision and Regulation of the Bank

The Bank is subject to regulation, supervision and regular examination by the Financial Institutions Division of the California Department of Business Oversight ("DBO") and the FDIC.  The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements.  While the Bank is not a member of the FRB, it is directly subject to certain regulations of the FRB dealing with such matters as check clearing activities, establishment of banking reserves, Truth-in-Lending ("Regulation Z"), and Equal Credit Opportunity ("Regulation B").  The Bank is also subject to regulations of (although not direct supervision and examination by) the Consumer Financial Protection Bureau ("CFPB"), which was created by the Dodd-Frank Act. Among the CFPB's responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.

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

Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, and investment and lending activities.

California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the DBO.  Federal banking laws, however, impose limitations on the activities and equity investments of state chartered, federally insured banks.  The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank.  FDIC rules also prohibit a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund.  The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those activities that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto.  Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

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
Banks, such as First Northern, became subject to the new rules on January 1, 2015.  The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  When fully phased in by January 1, 2019, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets when fully phased in).  The phase-in of the capital conservation buffer begins January 1, 2016 and must be completed by January 1, 2019.  The U.S. Basel III capital rules also provide for various adjustments and deductions to the definitions of regulatory capital that phased in from January 1, 2014 to December 31, 2017.

The following tables present the capital ratios for the Company and the Bank as of December 31, 2017 (calculated in accordance with the Basel III capital rules):

	The Company
	2017		Adequately Capitalized
	Capital	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$104,441	8.6%	4.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	104,441	12.3%	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	104,441	12.3%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	115,082	13.5%	8.0%

	The Bank
	2017		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$101,631	8.4%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	101,631	12.0%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	101,631	12.0%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	112,272	13.2%	8.0%	10.0%

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

In January 2014, the Basel Committee issued an updated version of its leverage ratio and disclosure guidance.  The Basel Committee guidance continues to set a minimum Basel III leverage ratio of 3%.  The Basel III leverage ratio will be subject to further calibration until 2017, with final implementation expected in 2018.  The Basel Committee is expected to collect data during this observation period to assess whether a minimum leverage ratio of 3% is appropriate over a full credit cycle and for various types of business models and to assess the impact of using common equity tier 1 capital or total regulatory capital as the numerator.

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

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "under-capitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2017, the Company and the Bank exceeded the required ratios for classification as "well capitalized."  Institutions that are "under-capitalized" or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital.  An "under-capitalized" bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits.

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

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank's net income for its last three fiscal years (less any distributions to shareholders during such period).  In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the DBO in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.

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

Certain CFPB Rules

The Consumer Financial Protection Bureau (CFPB) has adopted an Ability-to-Repay rule that all newly originated residential mortgages must meet. The Ability-to-Repay rule establishes guidelines that the lender must follow when reviewing an applicant's income, obligations, assets, liabilities, and credit history and requires that the lender make a reasonable and good faith determination of an applicant's ability to repay the loan according to its terms. Lenders will be presumed to have met the Ability-to-Repay rule by originating loans that meet the criteria for "Qualified Mortgages", which are set forth in detail in the rule. The mortgage loans originated by the Bank with the intent to sell them to Freddie Mac meet the Qualified Mortgage criteria.

The CFPB has also adopted a rule on simplified and improved mortgage loan disclosures, otherwise known as Know Before You Owe.  The rule provides that mortgage borrowers receive a loan estimate three business days after application and a closing disclosure three days before closing.  These forms will replace disclosure forms previously provided to borrowers under other provisions of federal law.  The rule provides for limitations on application fees and increases in closing costs.

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

Overdraft and Interchange Fees

The FRB's Regulation E imposes restrictions on banks' abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the FRB to establish standards for interchange fees that are "reasonable and proportional" to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the rule, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation.  The FRB's regulation is resulting in decreased revenues and increased compliance costs for the banking industry and the Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments.

Interest on Demand Deposits

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

In the past decade, adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for us. These developments include a general recession both globally and in the U.S. accompanied by substantial volatility in the financial markets.

In response, various significant economic and monetary stimulus measures were enacted by the U.S. Congress.  The FRB also pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the FRB has begun to modify certain aspects of this policy by gradually increasing short-term interest rates and reducing its balance sheet.  U.S. economic activity has shown substantial improvement, but there can be no assurance that this progress will continue or will not reverse.  If, notwithstanding the government's fiscal and monetary measures, the U.S. economy were to become subject to a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for us.
The Bank is Subject to Lending Risks of Loss and Repayment Associated with Commercial Banking Activities which could Adversely Affect the Bank's Financial Condition and Results of Operations

The Bank's business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans, and commercial and multi-family real estate loans.  The principal factors affecting the Bank's risk of loss in connection with commercial business loans include the borrower's ability to manage its business affairs and cash flows, general economic conditions and, with respect to agricultural loans, weather and climate conditions.  In recent years, California has experienced severe drought conditions.  While rainfall levels have improved considerably since 2015, there can be no assurance that the drought will not return with consequent difficulties for the California economy and our commercial loan customers, particularly in the agricultural sector.  Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank's Financial Condition and Results of Operations

The Bank's allowance for estimated losses on loans was approximately $11.1 million, or 1.49% of total loans, at December 31, 2017, compared to $10.9 million, or 1.60% of total loans, at December 31, 2016, and 300.1% of total non-performing loans net of guaranteed portions at December 31, 2017, compared to 258.5% of total non-performing loans, net of guaranteed portions at December 31, 2016.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank's loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank's other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank's foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DBO, as an integral part of their examination process, periodically review the Bank's allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank's financial condition and results of operations.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience" below.

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2017, approximately 75% of the Bank's loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2017, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 71% and 4%, respectively, of the total loans in the Bank's portfolio.  At December 31, 2017, all of the Bank's real estate mortgage and construction loans and approximately 2% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  Deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2017, approximately 75% of the Bank's loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on "interest rate differentials" and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank's interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank's interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank's control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  The Bank is generally adversely affected by declining interest rates.  In response to the financial crisis which began in 2008 and the ensuing recession, the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank. In December 2016, the FRB raised the target range for the federal funds rate to 0.50% to 0.75%.  In 2017, the FRB raised the federal funds rate by 25 bps three times in March, June, and December.  In December 2017, the target range for the federal funds rate was 1.25% to 1.50%.  The FRB also began to reduce its balance sheet.  The FRB expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data. We cannot predict with any certainty the degree to which the FRB will continue its accommodative monetary policies, nor the timing of further easing of these policies.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company's business, financial condition, and results of operations.  See Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

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
In July of 2015, the Federal bank regulators announced the issuance of a cybersecurity assessment tool, the output of which can assist a financial institution's senior management and board of directors in assessing the institution's cybersecurity risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution's level of cybersecurity risk. The second part of the assessment tool is cybersecurity maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators plan to utilize the assessment tool as part of their examination process when evaluating financial institutions' cybersecurity preparedness in information technology and safety and soundness examinations and inspections.  Failure to effectively utilize this tool would result in regulatory criticism.  Significant resources may be required to adequately implement the tool and address any assessment concerns regarding preparedness. Management has conducted cyber-security assessments using this tool and expects to perform additional periodic assessments to facilitate the identification and remediation of any concerns regarding our cyber-security preparedness.

Even if cyber-attacks and similar tactics are not directed specifically at the Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including the Bank.  A data security breach at a large U.S. retailer resulted in the compromise of data related to credit and debit cards of large numbers of customers requiring many banks, including the Bank, to reissue credit and debit cards for affected customers and reimburse these customers for losses sustained.

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

The Changes in the U.S. tax laws which generally became effective on January 1, 2018, will have both positive and negative effects on our business and results of operations.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act ("TCJA") which made sweeping changes to the U.S. federal tax laws generally effective as of January 1, 2018.  Certain of these changes will have positive effects on our business and results of operations and others will have negative effects.  The TCJA reduces the corporate tax rate to 21 percent from 35 percent which we expect will result in a net reduction in our annual income tax expense and which should also benefit many of our corporate and other small business borrowers.  However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments may be constrained by the lower tax rate.  Also, the new law required us to re-measure the value of our deferred tax asset resulting in a reduction of the value of such asset by $1.4 million or $0.14 per diluted share.  The new law also led to new accounting pronouncement which caused us to reclassify $599,000 from retained earnings to other comprehensive income, thus reducing regulatory capital.  For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impact of Recently Issued Accounting Standards" and "Income Taxes."

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

The following table summarizes the range of reported high and low bid quotations of the Company's Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2017	$12.79	$11.63
3rd Quarter 2017	$11.68	$11.44
2nd Quarter 2017	$11.73	$11.20
1st Quarter 2017	$11.96	$9.23

4th Quarter 2016	$8.97	$7.44
3rd Quarter 2016	$7.53	$7.27
2nd Quarter 2016	$7.34	$7.10
1st Quarter 2016	$7.61	$7.10

*  Price adjusted for stock dividends in the indicated periods for the 4% stock dividends payable March 29, 2018 and March 31, 2017, as described below.

As of March 1, 2018, there were approximately 1,354 holders of record of the Company's common stock, no par value.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 29, 2016	4%	March 31, 2016
February 28, 2017	4%	March 31, 2017
February 28, 2018	4%	March 29, 2018

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See "Business – Restrictions on Dividends and Other Distributions" above.  The Company made no repurchases of common stock in the twelve months ended December 31, 2017.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this report on Form 10-K.

Stock performance

The following chart compares the cumulative return on the Company's stock during the five years ended December 31, 2017 with the cumulative return on the S&P 500 composite stock index, SNL Micro Cap U.S. Bank Index and KBW Nasdaq Bank Index.  The comparison assumes $100 invested in each on December 31, 2012 and reinvestment of all dividends.

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
First Northern Community Bancorp	100.00	141.23	160.01	172.09	209.78	302.26
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
SNL Micro Cap U.S. Bank Index	100.00	129.02	146.32	162.71	200.04	244.72
KBW Nasdaq Bank Index	100.00	137.75	150.65	151.39	194.56	230.73

Source: S&P Global Market Intelligence
© 2017

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company's audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2014, and 2013 have been derived from the Company's historical consolidated financial statements not included in this Report.  The financial information for 2017, 2016, and 2015 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is in Part II (Item 7) of this Report and with the Company's audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2017	2016	2015	2014	2013

Interest and Dividend Income	$40,017	$35,967	$31,440	$29,585	$27,537
Interest Expense	(1,079)	(1,157)	(1,154)	(1,291)	(1,265)
Net Interest Income	38,938	34,810	30,286	28,294	26,272
Provision for Loan Losses	(600)	(1,800)	(650)	(1,800)	(1,200)
Net Interest Income after Provision for Loan Losses	38,338	33,010	29,636	26,494	25,072
Non-Interest Income	8,128	7,278	7,596	7,480	9,300
Non-Interest Expense	(29,400)	(27,352)	(26,571)	(25,314)	(26,134)
Income before Taxes	17,066	12,936	10,661	8,660	8,238
Provision for Taxes	(8,318)	(4,885)	(3,740)	(2,790)	(2,854)
Net Income	$8,748	$8,051	$6,921	$5,870	$5,384

Preferred Stock Dividend and Accretion	—	—	(105)	(129)	(677)

Net Income available to common shareholders	$8,748	$8,051	$6,816	$5,741	$4,707

Basic Income Per Share	$0.76	$0.70	$0.60	$0.50	$0.41

Diluted Income Per Share	$0.75	$0.70	$0.59	$0.50	$0.41

Total Assets	$1,217,658	$1,166,763	$1,044,625	$957,884	$897,669

Total Investments	$280,741	$277,079	$183,351	$151,226	$173,269

Total Loans, including Loans Held-for-Sale, net	$740,152	$673,096	$606,204	$538,470	$508,113

Total Deposits	$1,104,740	$1,063,696	$948,114	$857,052	$803,787

Total Equity	$100,044	$92,298	$85,849	$92,051	$84,908

Weighted Average Shares of Common Stock outstanding used for Basic Income Per Share Computation (1)	11,505,108	11,475,942	11,444,066	11,400,251	11,375,569

Weighted Average Shares of Common Stock outstanding used for Diluted Income Per Share Computation (1)	11,651,331	11,549,803	11,507,459	11,459,678	11,418,925

Return on Average Total Assets	0.74%	0.74%	0.69%	0.62%	0.62%

Net Income/Average Equity	8.88%	8.87%	7.41%	6.59%	6.36%

Net Income/Average Deposits	0.82%	0.81%	0.76%	0.69%	0.70%

Average Loans/Average Deposits	63.40%	63.57%	62.18%	60.71%	61.06%

Average Equity to Average Total Assets	8.36%	8.31%	9.25%	9.46%	9.83%

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

Financial highlights for 2017 include:

The Company reported net income of $8.7 million for 2017, a 7.4% increase compared to net income of $8.1 million for 2016. Net income per common share for 2017 was $0.76 and resulted in an increase in net income per common share of 8.6% compared to net income per common share of $0.70 for 2016.  Net income per common share on a fully diluted basis was $0.75 for 2017, an increase of 7.1% compared to net income per common share on a fully diluted basis of $0.70 for 2016.

Net interest income totaled $38.9 million for 2017, an increase of 11.8% from $34.8 million in 2016, primarily due to increased average loan volumes, increased loan rates, increased average investment securities volumes, increased investment securities rates, increased interest bearing due from rates and decreased rates on interest-bearing deposits, which was partially offset by decreased average due from banks and increased average interest-bearing transaction, savings and money market account volumes.

The provision for loan losses in 2017 totaled $0.6 million, a decrease of 66.7% from $1.8 million in 2016.  Net charge-offs were $366 thousand in 2017 compared to $152 thousand in 2016.  The decrease in the provision for loan losses was primarily due to a decrease in specific reserves on impaired loans and improved credit quality, which was partially offset by an increase in loan balances as well as increases in qualitative risk factors compared to the same periods in 2016.  The increase in qualitative risk factors were primarily for residential mortgage, commercial real estate, agriculture and commercial loans and were primarily due to the nature and volume of the portfolio, concentrations of credit risk, competition and regulatory requirements and various economic factors.

Non-interest income totaled $8.1 million for 2017, an increase of 11.0% from $7.3 million in 2016.  The increase was primarily due to the recognition of a pre-tax gain of $1.2 million on a sale-leaseback transaction related to land and building which was partially occupied by a Bank branch.

Non-interest expenses totaled $29.4 million for 2017, up 7.3% from $27.4 million in 2016.  The increase was primarily due to increases in salaries and employee benefits, data processing expense, and other operating expenses.

The Company reported total assets of $1.22 billion as of December 31, 2017, up 4.4% from $1.17 billion as of December 31,2016.

Investments increased to $280.7 million as of December 31, 2017, a 1.3% increase from $277.1 million as of December 31, 2016.  U.S. Treasury securities totaled $18.4 million as of December 31,  2017, down 35.6% from $28.7 million as of December 31, 2016; securities of U.S. government agencies and corporations totaled $21.1 million, down 12.8% from $24.2 million as of December 31, 2016; obligations of state and political subdivisions totaled $23.2 million, down 24.9% from $30.9 million as of December 31,  2016; collateralized mortgage obligations totaled $66.1 million, up 32.3% from $49.9 million as of December 31, 2016; and mortgage-backed securities totaled $151.9 million, up 5.9% from $143.4 million as of December 31, 2016.

Loans (including loans held-for-sale), net of allowance, increased to $740.2 million as of December 31, 2017, a 10.0% increase from $673.1 million as of December 31, 2016.  Commercial loans totaled $135.0 million as of December 31, 2017, up 6.9% from $126.3 million as of December 31, 2016; commercial real estate loans were $398.3 million, up 15.7% from $344.2 million as of December 31, 2016; agriculture loans were $113.6 million, up 11.5% from $101.9 million as of December 31, 2016; residential mortgage loans were $42.1 million, up 4.73% from $40.2 million as of December 31, 2016; residential construction loans were $21.3 million, down 10.1% from $23.7 million as of December 31, 2016; and consumer loans totaled $38.9 million, down 10.2% from $43.3 million as of December 31, 2016.

Deposits increased to $1.10 billion as of December 31, 2017, a 3.9% increase from $1.06 billion as of December 31, 2016.

Stockholders' equity increased to $100.0 million as of December 31, 2017, an 8.4% increase from $92.3 million as of December 31, 2016.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law.  Among other changes, the new law provides a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, the Company re-measured its net deferred tax asset in December 2017 (as was required given the law was enacted in 2017 even though the tax rate reduction did not take effect until 2018). This re-measurement resulted in a reduction in the value of our net deferred tax asset of $1,700,000, or $0.14 per diluted share, which was recorded as additional income tax expense for 2017.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Loan Losses

The Company believes the allowance for loan losses accounting policy is critical because the loan portfolio represents the largest asset type on the consolidated balance sheet, and there is significant judgment used in determining the adequacy of the allowance for loan losses.  The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is based on the Company's periodic evaluation of the factors mentioned below, as well as other pertinent factors.  The allowance for loan losses consists of an allocated component and a general component.  The components of the allowance for loan losses represent an estimate.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification.  These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loan loss element is determined using analysis that examines loss experience.

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

Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets.  These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company's quarterly valuation process.  For additional discussion, see Note 12 to the Consolidated Financial Statements in this Form 10-K.

Share-Based Payment

The Company determines the fair value of stock options at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility, and the risk-free interest rate over the expected life of the option.  The Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of Management's judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements.  The fair value of non-vested restricted common shares generally equals the stock price at grant date.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion, see Note 14 to the Consolidated Financial Statements in this Form 10-K.

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

A "more-likely-than-not" recognition threshold must be met before a tax benefit can be recognized in the financial statements.  For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.  For additional discussion, see Note 17 to the Consolidated Financial Statements in this Form 10-K.

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

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date by one year.  For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams; however, we do not expect these changes to have a material impact on non-interest income.  We adopted the standard on January 1, 2018, which resulted in no material adjustment.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and
●	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company currently leases ten properties.  The effect to the Company's financial statements will result in the recording of a lease liability and a related right-of-use asset.  Management has not yet quantified the lease liability and right-of-use asset and is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently gathering data required to measure expected credit losses in accordance with this ASU and will then evaluate the impact of this ASU on the Company's consolidated financial statements.  While the Company has not quantified the impact of this ASU, it does expect changing from the current loss model to an expected loss model to result in an earlier recognition of losses.

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

In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  These amendments apply to ASU 2014-09 (Revenue from Contracts with Customers), ASU 2016-02 (Leases), and ASU 2016-13 (Financial Instruments - Credit Losses).  These amendments add paragraph 250-10-S99-6 which includes the text of "SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin [SAB] Topic 11.M)."  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

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

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  The amendments in this update allow a reclassification from retained earnings to accumulated other comprehensive income for stranded tax effects resulting from the Tax Cuts and Jobs Act.  However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company elected the early adoption of ASU 2018-02 as of and for the period ending December 31, 2017.  As a result, the Company reclassified $599 from retained earnings to accumulated other comprehensive income as a result of the stranded tax effects resulting from the Tax Cuts and Jobs Act.  The reclassification amount of $599 is comprised of a $473 unrealized loss on investment securities and $126 unrealized loss on retirement plans.

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

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2017		2016		2015

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$156,638	13.3%	$169,823	15.5%	$242,556	24.0%
Certificates of Deposit	6,923	0.6%	16,615	1.5%	12,704	1.3%
Investment Securities	296,924	25.2%	237,127	21.7%	153,340	15.2%
Loans (1)	677,522	57.5%	631,181	57.8%	564,275	55.9%
Stock in Federal Home Loan Bank and other equity securities, at cost	5,218	0.4%	4,263	0.4%	3,934	0.4%
Other Real Estate Owned	—	0.0%	7	0.0%	173	0.0%
Other Assets	34,759	2.9%	33,958	3.1%	32,556	3.2%
Total Assets	$1,177,984	100.0%	$1,092,974	100.0%	$1,009,538	100.0%

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand	$361,729	30.7%	$329,933	30.2%	$303,760	30.1%
Interest-Bearing Transaction Deposits	293,464	24.9%	269,197	24.6%	243,063	24.1%
Savings & MMDAs	335,709	28.5%	309,638	28.3%	276,561	27.4%
Time Certificates	77,705	6.6%	84,087	7.7%	84,038	8.3%
Borrowed Funds	—	0.0%	—	0.0%	—	0.0%
Other Liabilities	10,860	0.9%	9,309	0.9%	8,706	0.9%
Stockholders' Equity	98,517	8.4%	90,810	8.3%	93,410	9.3%
Total Liabilities & Stockholders' Equity	$1,177,984	100.0%	$1,092,974	100.0%	$1,009,538	100.0%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
 Average Balances, Yields and Rates
(Dollars in thousands)

	2017			2016			2015
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Total Loans, Including Loan Fees(1)	$677,522	$33,115	4.89%	$631,181	$30,697	4.86%	$564,275	$27,304	4.84%

Due From Banks	131,478	1,428	1.09%	144,996	746	0.51%	220,119	566	0.26%

Certificates of Deposit	6,923	72	1.04%	16,615	145	0.87%	12,704	93	0.73%

Investment Securities:
Taxable	279,711	4,762	1.70%	223,011	3,582	1.61%	144,849	2,725	1.88%

Non-taxable (2)	17,213	257	1.49%	14,116	276	1.96%	8,491	271	3.19%

Total Investment Securities	296,924	5,019	1.69%	237,127	3,858	1.63%	153,340	2,996	1.95%

Other Earning Assets	5,218	383	7.34%	4,263	521	12.22%	3,934	481	12.23%

Total Earning Assets	$1,118,065	$40,017	3.58%	$1,034,182	$35,967	3.48%	$954,372	$31,440	3.29%

Cash and Due from Banks	25,160			24,827			22,437

Other Real Estate Owned	—			7			173

Interest Receivable and Other Assets	34,759			33,958			32,556

Total Assets	$1,177,984			$1,092,974			$1,009,538

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Includes amortization of deferred loan fees and costs.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2017			2016			2015

Liabilities and Stockholders' Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$293,464	$246	0.08%	$269,197	$309	0.11%	$243,063	$294	0.12%

Savings & MMDAs	335,709	530	0.16%	309,638	511	0.17%	276,561	521	0.19%

Time Certificates	77,705	303	0.39%	84,087	337	0.40%	84,038	339	0.40%

Total Interest-Bearing Deposits	706,878	1,079	0.15%	662,922	1,157	0.17%	603,662	1,154	0.19%

Borrowed Funds	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total Interest-Bearing
Deposits and Funds	706,878	1,079	0.15%	662,922	1,157	0.17%	603,662	1,154	0.19%

Demand Deposits	361,729	—	0.00%	329,933	—	0.00%	303,760	—	0.00%

Total Deposits and Borrowed Funds	1,068,607	$1,079	0.10%	992,855	$1,157	0.12%	907,422	$1,154	0.13%

Interest payable and Other Liabilities	10,860			9,309			8,706

Stockholders' Equity	98,517			90,810			93,410

Total Liabilities and Stockholders' Equity	$1,177,984			$1,092,974			$1,009,538

Net Interest Income and
Net Interest Margin (1)		$38,938	3.48%		$34,810	3.37%		$30,286	3.17%

Net Interest Spread (2)			3.43%			3.31%			3.10%

(1)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2017 over 2016 and 2016 over 2015.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2017 Over 2016			2016 Over 2015
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$2,481	$(63)	$2,418	$3,338	$55	$3,393

Due From Banks	(76)	758	682	(241)	421	180

Certificates of Deposit	(97)	24	(73)	32	20	52

Investment Securities - Taxable	967	213	1,180	1,294	(437)	857

Investment Securities - Non-taxable	54	(73)	(19)	135	(130)	5

Other Earning Assets	100	(238)	(138)	40	—	40

	$3,429	$621	$4,050	$4,598	$(71)	$4,527

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	$25	$(88)	$(63)	$36	$(21)	$15

Savings & MMDAs	48	(29)	19	53	(63)	(10)

Time Certificates	(26)	(8)	(34)	(2)	—	(2)

Borrowed Funds	—	—	—	—	—	—

	$47	$(125)	$(78)	$87	$(84)	$3

Increase in Net Interest Income:	$3,382	$746	$4,128	$4,511	$13	$4,524

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, of the previous three fiscal years is as follows (dollars in thousands):

	2017	2016	2015
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$18,464	$28,652	$20,186
Securities of U.S. Government Agencies and Corporations	21,109	24,197	33,997
Obligations of State & Political Subdivisions	23,208	30,888	25,709
Collateralized Mortgage Obligations	66,083	49,938	10,932
Mortgage-Backed Securities	151,877	143,404	92,527

Total Investments	$280,741	$277,079	$183,351

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and projected yields of the Company's investment securities as of December 31, 2017.  The yields on tax-exempt securities are shown on a tax equivalent basis.

Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$10,004	0.97%	$8,460	1.15%	$—	—
Securities of U.S. Government Agencies and Corporations	7,554	1.05%	13,555	1.37%	—	—
Obligations of State & Political Subdivisions	6,239	1.49%	12,744	2.19%	4,225	4.20%
Collateralized Mortgage Obligations	6	5.00%	66,077	1.82%	—	—
Mortgage-Backed Securities	1,094	2.56%	148,660	1.78%	—	—

TOTAL	$24,897	1.19%	$249,496	1.77%	$4,225	4.20%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$18,464	1.05%
Securities of U.S. Government Agencies and Corporations	—	—	21,109	1.26%
Obligations of State & Political Subdivisions	—	—	23,208	2.37%
Collateralized Mortgage Obligations	—	—	66,083	1.82%
Mortgage-Backed Securities	2,123	3.19%	151,877	1.81%

TOTAL	$2,123	3.19%	$280,741	1.77%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2017		2016		2015

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$135,015	18.0%	$126,311	18.6%	$136,095	22.2%
Commercial Real Estate	398,346	53.2%	344,210	50.6%	292,316	47.6%
Agriculture	113,555	15.2%	101,905	15.0%	84,813	13.8%
Residential Mortgage	42,081	5.6%	40,237	5.9%	43,375	7.0%
Residential Construction	21,299	2.8%	23,650	3.5%	12,110	2.0%
Consumer	38,900	5.2%	43,250	6.4%	45,386	7.4%
	749,196	100.0%	679,563	100.0%	614,095	100.0%
Allowance for loan losses	(11,133)		(10,899)		(9,251)
Net deferred origination fees and costs	1,049		1,106		1,009
TOTAL	$739,112		$669,770		$605,853

	2014		2013

	Balance	Percent	Balance	Percent

Commercial	$120,751	22.1%	$110,644	21.5%
Commercial Real Estate	256,955	47.1%	235,296	45.7%
Agriculture	61,144	11.2%	51,730	10.0%
Residential Mortgage	50,511	9.3%	52,809	10.3%
Residential Construction	5,963	1.1%	10,444	2.0%
Consumer	49,911	9.2%	54,079	10.5%
	545,235	100.0%	515,002	100.0%
Allowance for loan losses	(8,583)		(9,353)
Net deferred origination fees and costs	1,327		1,201
TOTAL	$537,979		$506,850

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

As shown in the comparative figures for loan mix during 2017 and 2016, total loans increased as a result of increases in commercial loans, commercial real estate, agriculture loans, and residential mortgage loans, which were partially offset by decreases in residential construction and consumer loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2017 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$11,369	$78,645	$90,014
After one year through five years	94,132	51,112	145,244
After five years	103,738	410,200	513,938

Total	$209,239	$539,957	$749,196

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

The following tables summarize the Company's non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2017, 2016, 2015, 2014, and 2013.

	At December 31, 2017			At December 31, 2016
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$1,057	$32	$1,025	$5,000	$2,000	$3,000
Commercial real estate	1,724	70	1,654	540	81	459
Agriculture	—	—	—	—	—	—
Residential mortgage	781	—	781	654	—	654
Residential construction	—	—	—	—	—	—
Consumer	205	—	205	103	—	103
Total non-accrual loans	$3,767	$102	$3,665	$6,297	$2,081	$4,216

	At December 31, 2015			At December 31, 2014
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$112	$57	$55	$2,151	$82	$2,069
Commercial real estate	964	95	869	672	—	672
Agriculture	—	—	—	—	—	—
Residential mortgage	1,092	—	1,092	1,691	—	1,691
Residential construction	—	—	—	71	—	71
Consumer	560	—	560	652	—	652
Total non-accrual loans	$2,728	$152	$2,576	$5,237	$82	$5,155

	At December 31, 2013
	Gross	Guaranteed	Net

Commercial	$2,609	$202	$2,407
Commercial real estate	2,607	200	2,407
Agriculture	1,590	—	1,590
Residential mortgage	2,166	—	2,166
Residential construction	93	—	93
Consumer	505	23	482
Total non-accrual loans	$9,570	$425	$9,145

Non-accrual loans amounted to $3,767,000 at December 31, 2017 and were comprised of three residential mortgage loans totaling $781,000, three commercial real estate loans totaling $1,724,000, three commercial loans totaling $1,057,000, and one consumer loan totaling $205,000.  Non-accrual loans amounted to $6,297,000 at December 31, 2016 and were comprised of three residential mortgage loans totaling $654,000, two commercial real estate loans totaling $540,000, one commercial loan totaling $5,000,000, and one consumer loan totaling $103,000.  Non-accrual loans amounted to $2,728,000 at December 31, 2015 and were comprised of four residential mortgage loans totaling $1,092,000, four commercial real estate loans totaling $964,000, four commercial loans totaling $112,000, and four consumer loans totaling $560,000.

If interest on non-accrual loans had been accrued, such interest income would have approximated $158,000, $270,000 and $268,000 during the years ended December 31, 2017, 2016, and 2015, respectively.  Income actually recognized for these loans approximated $50,000, $38,000 and $39,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2017, 2016, and 2015 consisting of loans on non-accrual status totaled $3,767,000, $6,297,000 and $2,728,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $5,234,000, $4,662,000 and $5,350,000 at December 31, 2017, 2016, and 2015, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had one loan totaling $45,000 that was 90 days past due and still accruing at December 31, 2017.  The Company had no loans 90 days past due and still accruing as of December 31, 2016.  The Company had one loan totaling $2,000 that was 90 days past due and still accruing at December 31, 2015.

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $506,000, or 12.0%, to $3,710,000 from December 31, 2016 and increased $1,638,000 or 63.5%, at December 31, 2016 from December 31, 2015.  Non-performing assets net of guarantees represent 0.3%, 0.4% and 0.3% of total assets at December 31, 2017, 2016, and 2015, respectively.  The Bank's management believes that the $3,767,000 in non-accrual loans were appropriately reflected at their fair value at December 31, 2017.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2017			At December 31, 2016
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$3,767	$102	$3,665	$6,297	$2,081	$4,216
Loans 90 days past due and still accruing	45	—	45	—	—	—
Total non-performing loans	3,812	102	3,710	6,297	2,081	4,216
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	3,812	102	3,710	6,297	2,081	4,216
Non-performing loans (net of guarantees) to total loans			0.5%			0.6%
Non-performing assets (net of guarantees) to total assets			0.3%			0.4%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			300.1%			258.5%

	At December 31, 2015			At December 31, 2014
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$2,728	$152	$2,576	$5,237	$82	$5,155
Loans 90 days past due and still accruing	2	—	2	—	—	—
Total non-performing loans	2,730	152	2,578	5,237	82	5,155
Other real estate owned	—	—	—	736	—	736
Total non-performing assets	2,730	152	2,578	5,973	82	5,891
Non-performing loans (net of guarantees) to total loans			0.4%			0.9%
Non-performing assets (net of guarantees) to total assets			0.3%			0.6%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			358.8%			166.5%

	At December 31, 2013
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$9,570	$425	$9,145
Loans 90 days past due and still accruing	—	—	—
Total non-performing loans	9,570	425	9,145
Other real estate owned	-	—	-
Total non-performing assets	9,570	425	9,145
Non-performing loans (net of guarantees) to total loans			1.8%
Non-performing assets (net of guarantees) to total assets			1.0%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			102.3%

OREO consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of the periods ended December 31, 2017, 2016, and 2015.

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

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Problem commercial real estate loans are generally identified by periodic review of financial information that may include financial statements, tax returns, payment history of the borrower, and site inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Losses on loans secured by owner-occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resultant over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

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

Once a loan becomes delinquent or repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment of principal and interest in accordance with the contractual terms of the loan agreement becomes unlikely, the Company will consider the loan to be impaired and will estimate its probable loss, using the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  For collateral dependent loans, the Company will utilize a recent valuation of the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Company may periodically revalue the estimated loss and take additional charge-offs or specific reserves as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when the collateral is liquidated and the actual loss is confirmed.  Unpaid balances on loans after or during collection and liquidation may also be pursued through legal action and attachment of wages or judgment liens on the borrower's other assets.

Excluding the non-performing loans cited previously, loans totaling $2,045,000 and $3,324,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2017 and 2016, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at December 31, 2017 and 2016.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2017 and 2016 was 1.49% and 1.60%, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considered the $11,133,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2017.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2017	2016	2015	2014	2013

Balance at Beginning of Year	$10,899	$9,251	$8,583	$9,353	$8,554
Provision for Loan Losses	600	1,800	650	1,800	1,200
Loans Charged-Off:
Commercial	(681)	(446)	(44)	(2,288)	(168)
Commercial Real Estate	—	(15)	(7)	(69)	(17)
Agriculture	—	—	—	—	(1)
Residential Mortgage	(121)	(13)	(211)	(71)	(333)
Residential Construction	—	—	—	—	(127)
Consumer	(33)	(65)	(175)	(393)	(572)

Total Charged-Off	(835)	(539)	(437)	(2,821)	(1,218)

Recoveries:
Commercial	302	37	102	58	377
Commercial Real Estate	—	—	18	—	51
Agriculture	—	81	—	—	3
Residential Mortgage	96	1	219	—	157
Residential Construction	5	5	60	86	45
Consumer	66	263	56	107	184

Total Recoveries	469	387	455	251	817

Net (Charge-offs) Recoveries	(366)	(152)	18	(2,570)	(401)

Balance at End of Year	$11,133	$10,899	$9,251	$8,583	$9,353

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(0.05%)	(0.02%)	0.00%	(0.49%)	(0.09%)
Allowance as a percentage of Total Loans	1.49%	1.60%	1.51%	1.57%	1.81%
Allowance as a percentage of Non-performing loans, net of guarantees	300.1%	258.5%	358.8%	166.5%	102.3%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2017			December 31, 2016			December 31, 2015

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$2,625	23.7%	18.0%	$3,571	32.8%	18.3%	$3,097	33.5%	22.0%
Commercial Real Estate	5,460	49.0%	53.2%	3,910	35.9%	50.9%	3,343	36.1%	47.8%
Agriculture	1,547	13.9%	15.2%	1,262	11.6%	15.0%	1,060	11.5%	13.9%
Residential Mortgage	628	5.6%	5.6%	660	6.0%	5.9%	739	8.0%	7.0%
Residential Construction	360	3.2%	2.8%	440	4.0%	3.5%	334	3.6%	1.9%
Consumer	342	3.1%	5.2%	498	4.6%	6.4%	641	6.9%	7.4%
Unallocated	171	1.5%	—	558	5.1%	—	37	0.4%	—

Total	$11,133	100.0%	100.0%	$10,899	100.0%	100.0%	$9,251	100.0%	100.0%

	December 31, 2014			December 31, 2013

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$3,581	41.7%	21.8%	$3,199	34.2%	21.2%
Commercial Real Estate	1,825	21.2%	47.5%	2,290	24.5%	46.0%
Agriculture	580	6.8%	11.3%	557	6.0%	10.1%
Residential Mortgage	1,181	13.8%	9.2%	1,216	13.0%	10.2%
Residential Construction	161	1.9%	1.1%	441	4.7%	2.0%
Consumer	886	10.3%	9.1%	1,023	10.9%	10.5%
Unallocated	369	4.3%	—	627	6.7%	—

Total	$8,583	100.0%	100.0%	$9,353	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2017		2016		2015
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$361,729	—	$329,933	—	$303,760	—

Interest-Bearing Demand (NOW)	$293,464	0.08%	$269,197	0.11%	$243,063	0.12%

Savings and MMDAs	$335,709	0.16%	$309,638	0.17%	$276,561	0.19%

Time	$77,705	0.39%	$84,087	0.40%	$84,038	0.40%

The following table sets forth by time remaining to maturity the Bank's time deposits over $250,000 (dollars in thousands) as of December 31, 2017:

Three months or less	$2,093

Over three months through twelve months	9,454

Over twelve months	7,344

Total	$18,891

Short-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2017 and December 31, 2016.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank ("FHLB") secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2017, the Company had collateral borrowing capacity from the FHLB of $308,657,000 and at such date, also had unsecured Federal Funds lines of credit totaling $80,000,000 with correspondent banks.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2017 and 2016.  Average outstanding balances of long-term borrowings, were $0 during 2017 and 2016.

Supplemental Compensation Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan ("Salary Continuation Plan") and related split dollar plan for a select group of highly compensated employees.  Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.  Additionally, the Company and the Bank adopted a supplemental executive retirement plan ("SERP") in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently three participants in the SERP.  At December 31, 2017 and 2016, the accrued benefit obligation was $3,450,000 and $3,381,000, respectively, and is recorded in interest payable and other liabilities in the Consolidated Statements of Condition.

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan ("Directors' Retirement Plan") and related split dollar plan for the directors of the Bank.  At December 31, 2017 and 2016, the accrued benefit obligation was $860,000 and $852,000, respectively, and is recorded in interest payable and other liabilities in the Consolidated Statements of Condition.

For additional information, see Note 16 to the Consolidated Financial Statements in this Form 10-K.

Overview

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net income for the year ended December 31, 2017, was $8.7 million, representing an increase of $0.6 million, or 7.4%, compared to net income of $8.1 million for the year ended December 31, 2016.  The increase in net income was principally attributable to a $4.1 million increase in interest income, a $1.2 million decrease in provision for loan loss, and a $0.9 million increase in non-interest income, which was partially offset by a $2.0 million increase in non-interest expense and a $3.4 million increase in provision for income tax.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law.  Among other changes, the new law provides a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, the Company re-measured its net deferred tax asset in December 2017 (as was required given the law was enacted in 2017 even though the tax rate reduction did not take effect until 2018). This re-measurement resulted in a reduction in the value of our net deferred tax asset of $1.7 million, or $0.14 per diluted share, which was recorded as additional income tax expense for 2017.

Total assets increased by $50.9 million, or 4.4%, to $1.218 billion as of December 31, 2017, compared to $1.167 billion at December 31, 2016.  The increase in total assets was mainly due to a $67.1 million increase in net loans (including loans held-for-sale) and a $3.7 million increase in investment securities, which was partially offset by a $14.2 million decrease in certificates of deposit and a $6.8 million decrease in cash and cash equivalents.  Total deposits increased $41.0 million, or 3.9%, to $1.105 billion as of December 31, 2017, compared to $1.064 billion at December 31, 2016.

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

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank's loans, investment securities, federal funds sold and banker's acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds.  It is primarily affected by the yields on the Bank's interest-earning assets and loan fees and interest-bearing liabilities outstanding during the period.  The $4,128,000 increase in the Bank's net interest income in 2017 from 2016 was due primarily to the effects of higher loan and investment securities volumes and higher interest rates on both loan and investment securities.  The $4,524,000 increase in the Bank's net interest income in 2016 from 2015 was due primarily to the effects of higher loan and investment securities volumes, and higher loan interest rates, which was partially offset by lower return on investment securities.
Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the FRB has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in an effort to stimulate economic growth and reduce levels of unemployment, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate.  These policies of the FRB for the past several years have placed a downward pressure on the net interest margins of banks in the United States, including that of the Bank.  In December 2016, the FRB raised the target range for the federal funds rate to 0.50% to 0.75%.  In 2017, the FRB raised the federal funds rate by 25 bps three times in March, June, and December.  In December 2017, the target range for the federal funds rate was 1.25% to 1.50%.  The FRB also began to reduce its balance sheet.  The FRB expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.  See "Analysis of Changes in Interest Income and Interest Expense" set forth on page 34 of this Annual Report on Form 10-K for a discussion of the effects of interest rates and loan/deposit volume on net interest income.  Another factor that affected net interest income was the average earning asset to average total asset ratio.  This ratio was 94.9% in 2017, 94.6% in 2016, and 94.5% in 2015.
The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.  Additionally, state and federal tax policies can impact banking organizations.

Interest income on loans for 2017 was up 7.9% from 2016, increasing from $30,697,000 to $33,115,000, and was up 12.4% from 2016 to 2015, increasing from $27,304,000 to $30,697,000.  The increase in interest income on loans for 2017 as compared to 2016 was the result of a 7.3% increase in average loan volume and a 3 basis point increase in loan yields.  The increase in interest income on loans for 2016 as compared to 2015 was the result of an 11.9% increase in average loan volume and a 2 basis point increase in loan yields.

Interest income on investment securities for 2017 was up 30.1% from 2016, increasing from $3,858,000 to $5,019,000, and was up 28.8% from 2016 to 2015, increasing from $2,996,000 to $3,858,000.  The increase in interest income on investment securities for 2017 as compared to 2016 was the result of a 25.2% increase in average investment securities volume and a 6 basis point increase in investment securities yields.  The increase in interest income on investment securities for 2016 as compared to 2015 was the result of a 54.6% increase in average investment securities volume, which was partially offset by a 32 basis point decrease in investment securities yields.  The Bank's strategy in 2017 was to use its excess cash to purchase investment securities and increase the investment portfolio.  Investment securities yields were 1.69%, 1.63%, and 1.95% for 2017, 2016, and 2015, respectively.

Interest income on interest-bearing due from banks for 2017 was up 91.4% from 2016, increasing from $746,000 to $1,428,000, and was up 31.8% from 2016 to 2015, increasing from $566,000 to $746,000.  The increase in interest income on interest-bearing due from banks for 2017 as compared to 2016 was the result of a 58 basis point increase in yield on interest-bearing due from banks, which was partially offset by a 9.3% decrease in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for 2016 as compared to 2015 was the result of a 25 basis point increase in yield on interest-bearing due from banks, which was partially offset by a 34.1% decrease in average balances of interest-bearing due from banks.

Interest income on certificates of deposit for 2017 was down 50.3% from 2016, decreasing from $145,000 to $72,000, and was up 55.9% from 2016 to 2015, increasing from $93,000 to $145,000.  The decrease in interest income on certificates of deposit for 2017 as compared to 2016 was the result of a 58.3% decrease in average balances of certificates of deposit, which was partially offset by a 17 basis point increase in yield on certificates of deposit.  The increase in interest income on interest-bearing due from banks for 2016 as compared to 2015 was the result of a 14 basis point increase in yield on certificates of deposit and a 30.8% increase in average balances of certificates of deposit.

Interest expense on deposits for 2017 was down 6.7% from 2016, decreasing from $1,157,000 to $1,079,000, and was up 0.3% from 2016 to 2015, increasing from $1,154,000 to $1,157,000.  The decrease in interest expense on deposits for 2017 as compared to 2016 was the result of a 2 basis point decrease in interest rates paid on interest-bearing deposits, which was partially offset by a 6.6% increase in average balances of interest-bearing deposits.  The increase in interest expense on deposits for 2016 as compared to 2015 was the result of a 9.8% increase in average balances of interest-bearing deposits, which was partially offset by a 2 basis point decrease in interest rates paid on interest-bearing deposits.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2017		2016		2015

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$361,729	33.8%	$329,933	33.2%	$303,760	33.5%

Interest-Bearing Demand (NOW)	293,464	27.5%	269,197	27.1%	243,063	26.8%

Savings and MMDAs	335,709	31.4%	309,638	31.2%	276,561	30.5%

Time	77,705	7.3%	84,087	8.5%	84,038	9.2%

Total	$1,068,607	100.0%	$992,855	100.0%	$907,422	100.0%

Loan rates decreased in 2015 and increased in 2016 and 2017.  Deposit rates decreased in 2017, 2016, and 2015.  The Bank's net interest margin (net interest income divided by average earning assets) was 3.48% in 2017, 3.37% in 2016 and 3.17% in 2015.  The net spread between the rate for total earning assets and the rate for interest-bearing deposits and borrowed funds increased 12 basis points in the period from 2016 to 2017 and increased 21 basis point in the period from 2015 to 2016.  The increase in 2017 from 2016 was primarily due to an overall increase in interest rates on earning assets coupled with a decrease in interest paid on interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management's overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses decreased to $600,000 in 2017 from $1,800,000 in 2016, primarily as a result of a decrease in specific reserves on impaired loans and improved credit quality, which was partially offset by an increase in loan balances as well as an increase in qualitative risk factors.  The amount of loans charged-off increased in 2017 to $835,000 from $539,000 in 2016, and recoveries increased to $469,000 in 2017 from $387,000 in 2016.  The increase in charge-offs was due to an increase in charge-offs on commercial and residential mortgage loans, which was partially offset by a decrease in charge-offs of commercial real estate and consumer loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2017 was 1.49% compared to 1.60% at December 31, 2016.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 300.1% at December 31, 2017, compared to 258.5% at December 31, 2016.

The provision for loan losses increased to $1,800,000 in 2016 from $650,000 in 2015, primarily as a result of increased charge-offs and loan volumes, which was offset by improved credit quality.  The amount of loans charged-off increased in 2016 to $539,000 from $437,000 in 2015, and recoveries decreased to $387,000 in 2016 from $455,000 in 2015.  The increase in charge-offs was due to an increase in charge-offs of commercial loans, which was partially offset by a decrease in charge-offs of residential mortgage and consumer loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2016 was 1.60% compared to 1.51% at December 31, 2015.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 258.5% at December 31, 2016, compared to 358.8% at December 31, 2015.

Non-Interest Income and Expenses

Non-interest income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held-for-sale, and other income.  In 2017, the Company recognized a pre-tax gain of $1,187,000 on a sale-leaseback transaction related to land and building which is partially occupied by a Bank branch.  The lease carries an initial term of six years and is classified as an operating lease.  The sale resulted in a total gain of $1,682,000, of which $495,000 was deferred as a component of Other Liabilities and is being accounted for as a reduction of Occupancy and equipment expense over the initial lease term.  Service charges on deposit accounts decreased $54,000 in 2017 over 2016 and increased $5,000 in 2016 over 2015.  Realized gains on sale of investment securities decreased $13,000 in 2017 over 2016 and decreased $30,000 in 2016 over 2015.  The decrease in 2017 was primarily due to a decrease in fair value of securities sold.  Net realized gains on loans held-for-sale decreased $330,000 in 2017 over 2016 and increased $57,000 in 2016 over 2015.  The decrease in 2017 was primarily due to a decrease in the volume of loan sales.  Gains on sales of other real estate owned decreased $4,000 in 2017 over 2016 and decreased $212,000 in 2016 over 2015.  The decrease in 2017 was due to no sales of other real estate owned in 2017.  Other income increased $64,000 in 2017 over 2016 and decreased $138,000 in 2016 over 2015.  The increase in 2017 was due, for the most part, to increases in investment and brokerage income, mortgage brokerage income, fiduciary activities income, and debit card income, which was partially offset by a decrease in loan servicing income.

Non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising and other expenses.  Non-interest expenses increased to $29,400,000 in 2017 from $27,352,000 in 2016, and increased to $27,352,000 in 2016 from $26,571,000 in 2015, representing an increase of $2,048,000, or 7.5%, in 2017 over 2016, and an increase of $781,000, or 2.9%, in 2016 over 2015.

Following is an analysis of the increase or decrease in the components of non-interest expenses (dollars in thousands) during the periods specified:
	2017 over 2016		2016 over 2015

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$1,513	9.0%	$574	3.5%
Occupancy and Equipment	(81)	(2.8%)	113	4.0%
Data Processing	238	15.2%	(96)	(5.8%)
Stationery and Supplies	(13)	(3.8%)	(1)	(0.3%)
Advertising	20	6.5%	(3)	(1.0%)
Directors Fees	18	6.2%	(6)	(2.0%)
OREO Expense and Impairment	4	200.0%	1	100.0%
(Recovery) Impairment on Equity Investment	—	0.0%	12	(100.0%)
Other Expense	349	6.8%	187	3.8%

Total	$2,048	7.5%	$781	2.9%

The increase in salaries and employee benefits in 2017 was primarily due to a 6% increase in regular salaries, 4% increase in payroll taxes, and 34% increase in profit sharing expense.   The increase in regular salaries expense and related payroll tax expense was due to current year salary increases and increases in staffing levels.  The increase in profit sharing expense was due to increased performance results of the Company.  The decrease in occupancy and equipment expense in 2017 was primarily due to decreases in rent expense and depreciation expense.  The decrease in rent expense was primarily due to the amortization of the deferred portion of the gain on sale of lease-back transaction discussed in Non-Interest Income above.  The increase in other expenses in 2017 was primarily due to an increase in amortization expense on housing tax credits, sundry losses, and off-balance sheet loan losses.

The increase in salaries and employee benefits in 2016 was primarily due to increases in regular salaries, contingent compensation expense, and profit sharing expense.   The increase in regular salaries expense was due to current year salary increases and an increase in staffing.  The increase in contingent compensation was due to the increased performance results of the Company when compared with budgeted goals for the year.  The increase in profit sharing expense was due to increased performance results of the Company.  The increase in occupancy and equipment expense in 2016 was primarily due to increases in rent expense, utilities expense, and branch relocation expenses.  The increase in rent expense was primarily due to the addition of new leases.  The increase in other expenses in 2016 was primarily due to an increase in debit card expenses, which was partially offset by a decrease in legal expenses.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the level of tax-exempt income.  In 2017, tax expense increased $3,433,000 to $8,318,000 from $4,885,000 for 2016.  In 2016, tax expense increased $1,145,000 to $4,885,000 from $3,740,000 for 2015.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law.  Among other changes, the new law provides a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, the Company re-measured its net deferred tax asset in December 2017 (as was required given the law was enacted in 2017 even though the tax rate reduction did not take effect until 2018). This re-measurement resulted in a reduction in the value of our net deferred tax asset of $1,700,000, or $0.14 per diluted share, which was recorded as additional income tax expense for 2017.  In addition to the increase due to tax reform, the increase in taxable income contributed to the increase in provision in 2017.  The increase in 2016 was primarily attributable to an increase in taxable income.  Non-taxable municipal bond income was $257,000, $276,000, and $271,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Liquidity

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank's principal sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available-for-sale investment portfolio.  The Company held $280,741,000 in total investment securities at December 31, 2017.  Under certain deposit, borrowing, and other arrangements, the Company must hold and pledge investment securities as collateral.  At December 31, 2017, such collateral requirements totaled approximately $32,399,000.  As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Home Loan Bank, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank's real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2017, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 67.0% on December 31, 2017, 63.3% on December 31, 2016, and 63.9% on December 31, 2015.  At December 31, 2017 and 2016, the Bank's ratio of core deposits to total assets was 89.2% and 89.9%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits $250,000 or less.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  Management believes that the Bank's liquidity position was adequate in 2017.  This is best illustrated by the change in the Bank's net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2017, the Bank's net core funding dependence ratio, the difference between non-core funds, time deposits $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (12.22%) as of December 31, 2017 and (15.54%) as of December 31, 2016.  This ratio indicated at December 31, 2017, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank's long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank's liquidity.

Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that will require future cash payments.  The following table presents, as of December 31, 2017, the Company's significant fixed and determinable contractual obligations to third parties by payment date (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without a stated maturity (a)	$1,031,318	$1,031,318	$—	$—	$—
Certificates of Deposit (a)	73,422	55,209	15,227	2,986	—
Operating Leases	5,523	934	1,596	1,406	1,587
Purchase Obligations	1,932	1,932	—	—	—
Total	$1,112,195	$1,089,393	$16,823	$4,392	$1,587

(a)	Excludes interest

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

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2017 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$89,023	$67,113	$12,828	$6,998	$2,084
Commercial Real Estate	17,667	6,949	—	8	10,710
Agriculture	26,575	13,981	6,988	—	5,606
Residential Mortgage	885	750	—	—	135
Residential Construction	27,875	16,625	11,250	—	—
Consumer	58,857	16,533	5,905	6,282	30,137
Commitments to sell loans	1,283	1,283	—	—	—
Standby Letters of Credit	2,635	2,497	138	—	—
Total	$224,800	$125,731	$37,109	$13,288	$48,672

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2017	2016

Undisbursed loan commitments	$220,882	$207,207
Standby letters of credit	2,635	3,518
Commitments to sell loans	1,283	1,848

	$224,800	$212,573

The Bank expects its liquidity position to remain strong in 2018 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year, but with the overall trend being favorable.  While the Bank did not experience an outflow of deposits in 2017, the potential of outflows still exists if the stock market values continue to improve.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2018.

Capital

The Company believes a strong capital position is essential to the Company's continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Company to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2017, stockholders' equity totaled $100.0 million, an increase of $8.4 million from $92.3 million at December 31, 2016.  The increase was primarily due to net income of $8.7 million, which was partially offset by other comprehensive income, net of tax from unrealized loss on sale of securities and retirement plans adjustments of $2.0 million.  Also affecting capital in 2017 was paid in capital in the amount of $0.5 million resulting from employee stock purchases and stock plan accruals.  The Company's Tier 1 Leverage Capital ratio was 8.6% and 8.2% at December 31, 2017 and December 31, 2016, respectively.  See the section entitled "Business – Supervision and Regulation of Bank" for additional information.

The capital of the Company and the Bank historically have been maintained at a level that is in excess of regulatory guidelines for a "well capitalized" institution.  The policy of annual stock dividends has, over time, allowed the Company to match capital and asset growth through retained earnings and a managed program of geographic growth.

Quarterly Financial Data

	2017 Quarters Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31

Interest and Dividend Income	$10,371	$10,219	$9,849	$9,578
Interest Expense	287	272	255	265
Net Interest Income	10,084	9,947	9,594	9,313
Provision for Loan Losses	—	—	—	600
Net Interest Income after Provision for Loan Losses	10,084	9,947	9,594	8,713
Non-Interest Income	1,748	1,780	1,755	2,845
Non-Interest Expense	7,516	7,161	7,220	7,503
Income before Taxes	4,316	4,566	4,129	4,055
Provision for Taxes	(3,429)	(1,766)	(1,581)	(1,542)
Net Income	$887	$2,800	$2,548	$2,513

Basic Income Per Share	$0.08	$0.24	$0.22	$0.22
Diluted Income Per Share	$0.08	$0.23	$0.22	$0.22

	2016 Quarters Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31

Interest and Dividend Income	$9,436	$9,062	$8,882	$8,587
Interest Expense	309	289	273	286
Net Interest Income	9,127	8,773	8,609	8,301
Provision for Loan Losses	450	450	450	450
Net Interest Income after Provision for Loan Losses	8,677	8,323	8,159	7,851
Non-Interest Income	2,081	1,657	1,855	1,685
Non-Interest Expense	7,126	6,599	6,808	6,819
Income before Taxes	3,632	3,381	3,206	2,717
Provision for Taxes	(1,366)	(1,362)	(1,171)	(986)
Net Income	$2,266	$2,019	$2,035	$1,731

Basic Income Per Share	$0.19	$0.18	$0.18	$0.15
Diluted Income Per Share	$0.20	$0.17	$0.18	$0.15

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018, to shareholders of record as of February 28, 2018.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the possibility of experiencing losses due to factors that affect the overall performance of financial markets. In the normal course of business, the Company is exposed to market risk.  Credit risk, liquidity risk and interest rate risk are the most significant market risks affecting the Company. Credit risk is described in the preceding sections regarding "Loan Portfolio – Potential Problem Loans." Liquidity risk is described in the preceding section regarding "Liquidity". Interest rate risk is further described below. Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company's business activities.

Interest Rate Risk
Interest rate risk is a significant market risk affecting the Company. Many factors affect the Company's exposure to interest rates such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. Assets and liabilities may mature of re-price at different times. Assets and liabilities may re-price at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The timing and amount of cash flows of various assets or liabilities may shorten or lengthen as interest rates change.  In addition, changing levels of interest rates may have an impact on loan demand, demand for various deposit products, credit losses, and other elements of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.

The Company's earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve Board (the "FRB"). The monetary policies of the FRB can influence the overall growth of loans, investment securities, deposits and level of interest rates earned on assets and paid for liabilities. The nature and impact of future changes in monetary policies are generally not predictable.

The Company's success is largely dependent upon its ability to manage interest rate risk. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital. The Company relies primarily on its asset liability structure to control interest rate risk. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors. In the opinion of management, the Company is currently asset sensitive. An asset sensitive position results in a slightly larger change in interest income that in interest expense resulting from application of assumed interest rate changes.

Exposure to interest rate risk is reviewed at least quarterly by the Asset/Liability Committee ("ALCO") which reports to the Board of Directors and is charged with determining overall interest rate risk limits.  Simulation models are used to measure interest rate risk and to evaluate strategies to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the ALCO, Management may adjust the asset and liability mix to bring the risk position within approved limits.

The following table estimates the effect of interest rate changes in all points of the yield curve as measured against a flat rate scenario. For modeling purposes, the likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2017 was considered to be remote given prevailing low interest rate levels. The interest rate risk at December 31, 2017 was within policy guidelines established by the ALCO.

Effect of Interest Rate Change on Net Interest Income (NII) at December 31, 2017

Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year 1 (as a percent of NII)	Estimated Change in NII in Year 2 (as a percent of NII)

up 400	12.6%	24.1%
up 300	5.5%	14.1%
up 200	4.2%	10.7%
up 100	2.9%	6.9%
down 100	(2.2)%	(6.6)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits that are currently non-interest bearing, causing these deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Further, the actual rates and timing of prepayments on loans and investment securities, and the behavior of depositors, could vary significantly from the assumptions applied in the various scenarios. Lastly, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting	Page 57

Report of Independent Registered Public Accounting Firm	Page 58

Consolidated Balance Sheets as of December 31, 2017 and 2016	Page 60

Consolidated Statements of Income for Years Ended December 31, 2017, 2016, and 2015	Page 61

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2017, 2016, and 2015	Page 62

Consolidated Statement of Stockholders' Equity for Years Ended December 31, 2017, 2016, and 2015	Page 63

Consolidated Statements of Cash Flows for Years Ended December 31, 2017, 2016, and 2015	Page 64

Notes to Consolidated Financial Statements	Page 65

Management's Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Northern Community Bancorp and subsidiary (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to ensure that material information regarding our operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time so too may the effectiveness of internal controls.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management has evaluated our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Kevin Spink

Kevin Spink
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

March 8, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
First Northern Community Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ MOSS ADAMS LLP

Los Angeles, California
March 8, 2018

We have served as the Company's auditor since 2006.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2017 and 2016
(in thousands, except shares and share amounts)

	2017	2016
Assets
Cash and cash equivalents	$152,892	$159,643
Certificates of deposit	1,984	16,213
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $32,399 at December 31, 2017 and $38,152 at December 31, 2016)	280,741	277,079
Loans (net of allowance for loan losses of $11,133 at December 31, 2017 and $10,899 at December 31, 2016)	739,112	669,770
Loans held-for-sale	1,040	3,326
Stock in Federal Home Loan Bank and other equity securities, at cost	5,567	4,409
Premises and equipment, net	6,248	7,304
Interest receivable and other assets	30,074	29,019

Total Assets	$1,217,658	$1,166,763

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$382,157	$362,688
Interest-bearing transaction deposits	312,569	293,343
Savings and MMDAs	336,592	331,730
Time, $250,000 or less	54,531	60,677
Time, over $250,000	18,891	15,258

Total Deposits	1,104,740	1,063,696

Interest payable and other liabilities	12,874	10,769

Total Liabilities	1,117,614	1,074,465

Commitments and contingencies

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 11,630,129 and 11,148,446 shares issued and outstanding at December 31, 2017 and 2016, respectively	85,583	79,114
Additional paid-in capital	977	977
Retained earnings	17,881	14,557
Accumulated other comprehensive loss, net	(4,397)	(2,350)
Total Stockholders' Equity	100,044	92,298

Total Liabilities and Stockholders' Equity	$1,217,658	$1,166,763

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except per share amounts)

	2017	2016	2015
Interest and dividend income:
Interest and fees on loans	$33,115	$30,697	$27,304
Due from banks interest bearing accounts	1,500	891	659
Investment securities:
Taxable	4,762	3,582	2,725
Non-taxable	257	276	271
Other earning assets	383	521	481
Total interest and dividend income	40,017	35,967	31,440
Interest expense:
Time deposits over $250,000	78	67	81
Other deposits	1,001	1,090	1,073
Total interest expense	1,079	1,157	1,154
Net interest income	38,938	34,810	30,286
Provision for loan losses	600	1,800	650
Net interest income after provision for loan losses	38,338	33,010	29,636
Non-interest income:
Service charges on deposit accounts	1,957	2,011	2,006
Net (loss) gain on sale of available-for-sale securities	(14)	(1)	29
Net gain on sale of loans held-for-sale	512	842	785
Net gain on sale of other real estate owned	—	4	216
Gain on sale-leaseback of real estate	1,187	—	—
Other income	4,486	4,422	4,560
Total non-interest income	8,128	7,278	7,596
Non-interest expenses:
Salaries and employee benefits	18,284	16,771	16,197
Occupancy and equipment	2,862	2,943	2,830
Data processing	1,808	1,570	1,666
Stationery and supplies	332	345	346
Advertising	328	308	311
Directors fees	309	291	297
Other real estate owned expense and impairment	6	2	1
(Recovery) loss on disposal of other equity investment	—	—	(12)
Other expense	5,471	5,122	4,935
Total non-interest expenses	29,400	27,352	26,571
Income before provision for income tax	17,066	12,936	10,661
Provision for income tax	(8,318)	(4,885)	(3,740)
Net income	8,748	8,051	6,921
Preferred stock dividends	—	—	(105)
Net income available to common shareholders	$8,748	$8,051	$6,816
Basic income per share	$0.76	$0.70	$0.60
Diluted income per share	$0.75	$0.70	$0.59

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Net income	$8,748	$8,051	$6,921
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the current period, net of tax effect of ($570), ($1,218), and ($356) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively	(854)	(1,829)	(536)
Reclassification adjustment due to losses (gains) realized on sales of securities, net of tax effect of $6, $0, and ($12) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively	8	1	(17)
Officers' retirement plan equity adjustments, net of tax effect of ($236), ($16), and $11 for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively	(591)	(24)	16
Directors' retirement plan equity adjustments, net of tax effect of ($7), ($2), and (16) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively	(11)	(3)	(24)
Total other comprehensive loss, net of tax effect of ($807), ($1,236), and ($373) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively	(1,448)	(1,855)	(561)
Comprehensive income	$7,300	$6,196	$6,360

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2014	12,847	$12,847	10,207,043	$70,015	$977	$8,146	$66	$92,051
Net income						6,921		6,921
Other comprehensive loss, net of tax							(561)	(561)
Redemption of preferred stock	(12,847)	(12,847)						(12,847)
Stock dividend adjustment			682	6		(6)		—
4% stock dividend declared in 2016			410,636	3,347		(3,347)		—
Dividend on preferred stock						(105)		(105)
Cash in lieu of fractional shares			(128)			(6)		(6)
Stock-based compensation				230				230
Common shares issued related to restricted stock grants, net of restricted stock reversals			38,603	82				82
Stock options exercised			19,721	84				84
Balance at December 31, 2015	—	$—	10,676,557	$73,764	$977	$11,603	$(495)	$85,849
Net income						8,051		8,051
Other comprehensive loss, net of tax							(1,855)	(1,855)
Stock dividend adjustment			505	4		(4)		—
4% stock dividend declared in 2017			428,786	5,088		(5,088)		—
Cash in lieu of fractional shares			(101)			(5)		(5)
Stock-based compensation				286				286
Tax deficiency related to expired, vested non-qualified stock options				(114)				(114)
Common shares issued related to restricted stock grants, net of restricted stock reversals			34,976	61				61
Stock options exercised			7,723	25				25
Balance at December 31, 2016	—	$—	11,148,446	$79,114	$977	$14,557	$(2,350)	$92,298
Net income						8,748		8,748
Other comprehensive loss, net of tax							(1,448)	(1,448)
Stock dividend adjustment			289	207		(207)		—
Tax Rate Change Reclassification						599	(599)	—
4% stock dividend declared in 2018			447,312	5,806		(5,806)		—
Cash in lieu of fractional shares			(129)			(10)		(10)
Stock-based compensation				378				378
Common shares issued related to restricted stock grants, net of restricted stock reversals			34,211	78				78
Balance at December 31, 2017	—	$—	11,630,129	$85,583	$977	$17,881	$(4,397)	$100,044
See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$8,748	$8,051	$6,921
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	1,800	650
Stock plan accruals	378	286	230
Gain on sale-leaseback of real estate	(1,187)	—	—
Depreciation and amortization of bank premises and equipment	600	633	640
Accretion and amortization of securities, net	3,587	3,158	2,083
Net loss (gain) on sale/call of available-for-sale securities	14	1	(29)
Net gain on sale of loans held-for-sale	(512)	(842)	(785)
Net gain on sale of other real estate owned	—	(4)	(216)
Net loss on sale of bank premises and equipment	—	—	63
Provision for deferred income taxes	1,919	(437)	688
Valuation adjustment on mortgage servicing rights	(21)	21	—
Proceeds from sales of loans held-for-sale	27,596	41,822	45,644
Originations of loans held-for-sale	(24,798)	(43,955)	(44,719)
Increase (decrease) in deferred loan origination fees and costs, net	57	(97)	318
(Increase) decrease in interest receivable and other assets	(2,147)	(793)	195
Net increase in interest payable and other liabilities	1,261	62	1,868
Net cash provided by operating activities	16,095	9,706	13,551
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	21,290	37,464	4,575
Proceeds from sales of available-for-sale securities	462	1,945	17,798
Principal repayments on available-for-sale securities	50,354	36,698	25,934
Purchase of available-for-sale securities	(80,779)	(176,041)	(83,408)
Net decrease (increase) in Certificates of Deposit	14,229	436	(3,789)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(1,158)	(475)	—
Net increase in loans	(69,999)	(65,837)	(69,249)
Purchases of bank premises and equipment, net	(1,225)	(926)	(436)
Proceeds from the sale of bank premises and equipment	2,868	—	—
Proceeds from sales of other real estate owned	—	221	1,359
Net cash used in investing activities	(63,958)	(166,515)	(107,216)
Cash flows from financing activities:
Net increase in deposits	41,044	115,582	91,062
Redemption of preferred stock	—	—	(12,847)
Dividends on preferred stock	—	—	(105)
Cash dividends paid in lieu of fractional shares	(10)	(5)	(6)
Common stock issued	78	61	82
Stock options exercised	—	21	84
Tax benefit for stock options	—	(4)	—
Net cash provided by financing activities	41,112	115,655	78,270
Net decrease in cash and cash equivalents	(6,751)	(41,154)	(15,395)
Cash and cash equivalents at beginning of year	159,643	200,797	216,192
Cash and cash equivalents at end of year	$152,892	$159,643	$200,797

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp ("Company") is a bank holding company whose only subsidiary, First Northern Bank of Dixon ("Bank"), a California state-chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, and Contra Costa Counties.  All intercompany transactions between the Company and the Bank have been eliminated in consolidation.  The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank.  Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties.  Yolano Realty Corporation was an inactive subsidiary in 2017.

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

For purposes of the consolidated statements of cash flows, the Company considers due from banks, federal funds sold for one-day periods and short-term bankers acceptances to be cash equivalents.  At times, the Company maintains deposits with other financial institutions in amounts that may exceed federal deposit insurance coverage.  Management regularly evaluates the credit risk associated with correspondent banks.

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

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term.  Management believes that the allowance for loan losses was adequate at December 31, 2017.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

(h)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets and certain identifiable intangibles are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company currently has no identifiable intangible assets.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2017, 2016, and 2015 for cash proceeds equal to the fair value of the loans.

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

	2017	2016	2015
Constant prepayment rate	10.80%	12.67%	10.94%
Discount rate	10.02%	10.02%	10.03%
Weighted average life (years)	6.02	5.51	6.17

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

(l)	Earnings Per Share ("EPS")

Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted shares.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  The number of potential common shares included in annual diluted EPS is a year to date average of the number of potential common shares included in each quarter's diluted EPS computation under the treasury stock method.  The calculation of weighted average shares includes two classes of the Company's outstanding common stock:  common stock and restricted stock awards.  Holders of restricted stock also receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.  See Note 13 of Notes to Consolidated Financial Statements.

(m)	Advertising Costs

Advertising costs were $328, $308, and $311 for the years ended December 31, 2017, 2016, and 2015, respectively.  Advertising costs are expensed as incurred.

(n)	Comprehensive Income

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

(o)	Fiduciary Powers

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

(p)	Stock Dividend

On January 26, 2017, the Company announced that its Board of Directors had declared a 4 % stock dividend which resulted in 429,075 shares, which was paid on March 31, 2017 to shareholders of record as of February 28, 2017.  On January 25, 2018, the Company announced that its Board of Directors had declared a 4% stock dividend which will result in an estimate of 447,312 shares, which will be paid on March 29, 2018 to shareholders of record as of February 28, 2018.

The earnings per share data for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018.  December 31, 2017 figures included in the Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders' Equity have been adjusted to reflect the estimated impact of the 2018 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, Common stock balance and Retained earnings balance.  The December 31, 2016, 2015 and 2014 balances included in the Consolidated Balance Sheets and Statement of Changes in Stockholders' Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

(q)	Segment Reporting

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

(r)       Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date by one year.  For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams; however, we do not expect these changes to have a material impact on non-interest income.  We adopted the standard on January 1, 2018, which resulted in no material adjustment.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and
●	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company currently leases ten properties.  The effect to the Company's financial statements will result in the recording of a lease liability and a related right-of-use asset.  Management has not yet quantified the lease liability and right-of-use asset and is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently gathering data required to measure expected credit losses in accordance with this ASU and will then evaluate the impact of this ASU on the Company's consolidated financial statements.  While the Company has not quantified the impact of this ASU, it does expect changing from the current loss model to an expected loss model to result in an earlier recognition of losses.

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

In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  These amendments apply to ASU 2014-09 (Revenue from Contracts with Customers), ASU 2016-02 (Leases), and ASU 2016-13 (Financial Instruments - Credit Losses).  These amendments add paragraph 250-10-S99-6 which includes the text of "SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin [SAB] Topic 11.M)."  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

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

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  The amendments in this update allow a reclassification from retained earnings to accumulated other comprehensive income for stranded tax effects resulting from the Tax Cuts and Jobs Act.  However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company elected the early adoption of ASU 2018-02 as of and for the period ending December 31, 2017.  As a result, the Company reclassified $599 from retained earnings to accumulated other comprehensive income as a result of the stranded tax effects resulting from the Tax Cuts and Jobs Act.  The reclassification amount of $599 is comprised of a $473 unrealized loss on investment securities and $126 unrealized loss on retirement plans.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2017 and 2016.  The Bank has met its average reserve requirements during 2017, 2016, and 2015 and the minimum required balance at December 31, 2017 and 2016.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2017 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Investment securities available-for-sale:
U.S. Treasury securities	$18,589	$—	$(125)	$18,464
Securities of U.S. government agencies and corporations	21,353	—	(244)	21,109
Obligations of states and political subdivisions	23,138	216	(146)	23,208
Collateralized mortgage obligations	67,724	—	(1,641)	66,083
Mortgage-backed securities	154,143	95	(2,361)	151,877

Total debt securities	$284,947	$311	$(4,517)	$280,741

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

Gross realized gains from sales and calls of available-for-sale securities were $2, $24, and $56 for the years ended December 31, 2017, 2016, and 2015, respectively.  Gross realized losses from sales of available-for-sale securities were $16, $25, and $27 for the years ended December 31, 2017, 2016, and 2015, respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2017, by contractual and expected maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$23,854	$23,796
Due after one year through five years	35,178	34,759
Due after five years through ten years	4,048	4,226
Due after ten years	—	—
Subtotal	63,080	62,781
MBS and CMO	221,867	217,960
Total	$284,947	$280,741

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2017, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$10,004	$(2)	$8,460	$(123)	$18,464	$(125)
Securities of U.S. government agencies and corporations	6,049	(50)	15,060	(194)	21,109	(244)
Obligations of states and political subdivisions	7,677	(34)	7,116	(112)	14,793	(146)
Collateralized mortgage obligations	31,679	(576)	34,404	(1,065)	66,083	(1,641)
Mortgage-backed securities	62,320	(650)	76,478	(1,711)	138,798	(2,361)

Total	$117,729	$(1,312)	$141,518	$(3,205)	$259,247	$(4,517)

No decline in value was considered "other-than-temporary" during 2017.  Eighty-eight securities, all considered investment grade, which had a fair value of $117,729 and a total unrealized loss of $1,312 have been in an unrealized loss position for less than twelve months as of December 31, 2017.  One hundred twenty-two securities, all considered investment grade, which had a fair value of $141,518 and a total unrealized loss of $3,205, have been in an unrealized loss position for more than twelve months as of December 31, 2017.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that we will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of December 31, 2017.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer's financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2016, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$23,564	$(88)	$—	$—	$23,564	$(88)
Securities of U.S. government agencies and corporation	22,195	(187)	—	—	22,195	(187)
Obligations of states and political subdivision	16,168	(245)	996	(8)	17,164	(253)
Collateralized mortgage obligations	49,805	(1,065)	—	—	49,805	(1,065)
Mortgage-backed securities	109,092	(1,678)	4,829	(81)	113,921	(1,759)

Total	$220,824	$(3,263)	$5,825	$(89)	$226,649	$(3,352)

Investment securities carried at $32,399 and $38,152 at December 31, 2017 and 2016, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company's loan portfolio, by loan class, at December 31, is as follows:

	2017	2016
Commercial	$135,015	$126,311
Commercial Real Estate	398,346	344,210
Agriculture	113,555	101,905
Residential Mortgage	42,081	40,237
Residential Construction	21,299	23,650
Consumer	38,900	43,250

	749,196	679,563
Allowance for loan losses	(11,133)	(10,899)
Net deferred origination fees and costs	1,049	1,106

Loans, net	$739,112	$669,770

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

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner-occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles. These same risks apply to Commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Problem commercial real estate loans are generally identified by periodic review of financial information that may include financial statements, tax returns, payment history of the borrower, and site inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Losses on loans secured by owner occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resulting over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.

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

As of December 31, 2017, approximately 53% in principal amount of the Company's loans were secured by commercial real estate, which consists primarily of loans secured by commercial properties and construction and land development loans.  Approximately 6% in principal amount of the Company's loans were residential mortgage loans.  Approximately 3% in principal amount of the Company's loans were residential construction loans.  Approximately 15% in principal amount of the Company's loans were for agriculture and 18% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses.  Approximately 5% in principal amount of the Company's loans were consumer loans.

Once a loan becomes delinquent or repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment of principal and interest in accordance with the contractual terms of the loan agreement becomes unlikely, the Company will consider the loan to be impaired and will estimate its probable loss, using the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  For collateral dependent loans, the Company will utilize a recent valuation of the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Company may periodically revalue the estimated loss and take additional charge-offs or specific reserves as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when the collateral is liquidated and the actual loss is confirmed.  Unpaid balances on loans after or during collection and liquidation may also be pursued through legal action and attachment of wages or judgment liens on the borrower's other assets.

At December 31, 2017 and December 31, 2016, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Non-accrual and Past Due Loans

The Company's loans by delinquency and non-accrual status, as of December 31, 2017 and December 31, 2016 was as follows:

	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
December 31, 2017
Commercial	$133,913	$—	$—	$45	$1,057	$135,015
Commercial Real Estate	396,521	101	—	—	1,724	398,346
Agriculture	113,555	—	—	—	—	113,555
Residential Mortgage	40,354	349	597	—	781	42,081
Residential Construction	21,299	—	—	—	—	21,299
Consumer	38,656	1	38	—	205	38,900
Total	$744,298	$451	$635	$45	$3,767	$749,196

December 31, 2016
Commercial	$121,311	$—	$—	$—	$5,000	$126,311
Commercial Real Estate	343,186	484	—	—	540	344,210
Agriculture	101,905	—	—	—	—	101,905
Residential Mortgage	39,463	—	120	—	654	40,237
Residential Construction	23,650	—	—	—	—	23,650
Consumer	43,106	—	41	—	103	43,250
Total	$672,621	$484	$161	$—	$6,297	$679,563

Non-accrual loans amounted to $3,767 at December 31, 2017 and were comprised of three residential mortgage loans totaling $781, three commercial real estate loans totaling $1,724, three commercial loans totaling $1,057, and one consumer loan totaling $205.  Non-accrual loans amounted to $6,297 at December 31, 2016 and were comprised of three residential mortgage loans totaling $654, two commercial real estate loans totaling $540, one commercial loan totaling $5,000 and one consumer loan totaling $103.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2017.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans to be considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 5 (special mention) or worse and an aggregate exposure of five hundred thousand or greater.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan's effective interest rate; the loan's observable market price; or fair value of collateral if the loan is collateral dependent.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of December 31, 2017 and December 31, 2016 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2017
Commercial	$3,882	$1,057	$2,603	$3,660	$53
Commercial Real Estate	2,114	1,724	272	1,996	36
Agriculture	—	—	—	—	—
Residential Mortgage	2,628	781	1,496	2,277	302
Residential Construction	651	—	650	650	76
Consumer	418	205	213	418	3
Total	$9,693	$3,767	$5,234	$9,001	$470

December 31, 2016
Commercial	$5,578	$—	$5,578	$5,578	$898
Commercial Real Estate	885	540	283	823	39
Agriculture	—	—	—	—	—
Residential Mortgage	3,392	654	2,380	3,034	584
Residential Construction	820	—	820	820	98
Consumer	708	103	601	704	25
Total	$11,383	$1,297	$9,662	$10,959	$1,644

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the years ended December 31, 2017, 2016, and 2015 was as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,980	$157	$3,276	$33	$1,794	$46
Commercial Real Estate	1,780	15	857	16	1,251	42
Agriculture	—	—	—	—	—	—
Residential Mortgage	2,543	92	3,131	93	3,836	123
Residential Construction	732	37	945	44	906	37
Consumer	548	26	736	71	1,376	39
Total	$9,583	$327	$8,945	$257	$9,163	$287

None of the interest on impaired loans was recognized using a cash basis of accounting for the years ended December 31, 2017, 2016, and 2015.

Troubled Debt Restructurings

The Company's loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring ("TDR"), which are loans on which concessions in terms have been granted because of the borrowers' financial difficulties and, as a result, the Company receives less than the current market-based compensation for the loan.  These concessions may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are placed on non-accrual status at the time of restructure and may be returned to accruing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

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

The Company had $5,896 and $9,663 in TDR loans as of December 31, 2017 and December 31, 2016, respectively.  Specific reserves for TDR loans totaled $470 and $1,644 as of December 31, 2017 and December 31, 2016, respectively.  TDR loans performing in compliance with modified terms totaled $5,234 and $4,662 as of December 31, 2017 and December 31, 2016, respectively.  There were no commitments to advance additional funds on existing TDR loans as of December 31, 2017.

Loans modified as troubled debt restructurings during the year ended December 31, 2017, 2016, and 2015 were as follows:

	Year Ended December 31, 2017
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$2,410	$2,410
Total	1	$2,410	$2,410

	Year Ended December 31, 2016
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$5,180	$5,180
Total	2	$5,180	$5,180

	Year Ended December 31, 2015
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$419	$419
Consumer	1	109	109
Total	2	$528	$528

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance. There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2017.  There was one commercial loan with a recorded investment of $5,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the year ended December 31, 2016.  There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2015.  The Company considers a loan to be in payment default when it is 90 days or more past due.

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
The following table presents the risk ratings by loan class as of December 31, 2017 and December 31, 2016.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017
Commercial	$132,846	$1,050	$1,119	$—	$—	$135,015
Commercial Real Estate	378,632	16,101	3,613	—	—	398,346
Agriculture	110,370	3,140	45	—	—	113,555
Residential Mortgage	39,142	2,147	792	—	—	42,081
Residential Construction	21,299	-	-	—	—	21,299
Consumer	38,157	500	243	—	—	38,900
Total	$720,446	$22,938	$5,812	$—	$—	$749,196

December 31, 2016
Commercial	$112,656	$7,294	$6,361	$—	$—	$126,311
Commercial Real Estate	331,653	11,058	1,499	—	—	344,210
Agriculture	101,820	—	85	—	—	101,905
Residential Mortgage	37,831	1,751	655	—	—	40,237
Residential Construction	23,070	436	144	—	—	23,650
Consumer	41,826	547	877	—	—	43,250
Total	$648,856	$21,086	$9,621	$—	$—	$679,563

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2017, 2016 and 2015.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for loan losses	(567)	1,550	285	(7)	(85)	(189)	(387)	600

Charge-offs	(681)	—	—	(121)	—	(33)	—	(835)
Recoveries	302	—	—	96	5	66	—	469
Net charge-offs	(379)	—	—	(25)	5	33	—	(366)
Ending Balance	2,625	5,460	1,547	628	360	342	171	11,133
Period-end amount allocated to:
Loans individually evaluated for impairment	53	36	—	302	76	3	—	470
Loans collectively evaluated for impairment	2,572	5,424	1,547	326	284	339	171	10,663
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for loan losses	883	582	121	(67)	101	(341)	521	1,800

Charge-offs	(446)	(15)	—	(13)	—	(65)	—	(539)
Recoveries	37	—	81	1	5	263	—	387
Net charge-offs	(409)	(15)	81	(12)	5	198	—	(152)
Ending Balance	3,571	3,910	1,262	660	440	498	558	10,899
Period-end amount allocated to:
Loans individually evaluated for impairment	898	39	—	584	98	25	—	1,644
Loans collectively evaluated for impairment	2,673	3,871	1,262	76	342	473	558	9,255
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2014	$3,581	$1,825	$580	$1,181	$161	$886	$369	$8,583
Provision for loan losses	(542)	1,507	480	(450)	113	(126)	(332)	650

Charge-offs	(44)	(7)	—	(211)	—	(175)	—	(437)
Recoveries	102	18	—	219	60	56	—	455
Net recoveries	58	11	—	8	60	(119)	—	18
Ending Balance	3,097	3,343	1,060	739	334	641	37	9,251
Period-end amount allocated to:
Loans individually evaluated for impairment	43	42	—	615	119	33	—	852
Loans collectively evaluated for impairment	3,054	3,301	1,060	124	215	608	37	8,399
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251

The Company's investment in loans as of December 31, 2017, 2016, and 2015 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company's impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2017
Loans individually evaluated for impairment	$3,660	$1,996	$—	$2,277	$650	$418	$9,001
Loans collectively evaluated for impairment	131,355	396,350	113,555	39,804	20,649	38,482	740,195
Ending Balance	$135,015	$398,346	$113,555	$42,081	$21,299	$38,900	$749,196

December 31, 2016
Loans individually evaluated for impairment	$5,578	$823	$—	$3,034	$820	$704	$10,959
Loans collectively evaluated for impairment	120,733	343,387	101,905	37,203	22,830	42,546	668,604
Ending Balance	$126,311	$344,210	$101,905	$40,237	$23,650	$43,250	$679,563
December 31, 2015
Loans individually evaluated for impairment	$918	$1,258	$—	$3,576	$1,005	$1,321	$8,078
Loans collectively evaluated for impairment	135,177	291,058	84,813	39,799	11,105	44,065	606,017
Ending Balance	$136,095	$292,316	$84,813	$43,375	$12,110	$45,386	$614,095

(5)	Mortgage Operations

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

The Company had $1,040 and $3,326 of mortgage loans held-for-sale at December 31, 2017 and December 31, 2016, respectively.  At December 31, 2017 and 2016, the Company serviced real estate mortgage loans for others totaling $221,591 and $231,310, respectively.

The following table summarizes the activity related to the Company's mortgage servicing rights assets for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	December 31, 2016	Additions	Reductions	December 31, 2017
Mortgage servicing rights	$1,815	$229	$(332)	$1,712
Valuation allowance	(21)	—	21	—
Mortgage servicing rights, net of valuation allowance	$1,794	$229	$(311)	$1,712

	December 31, 2015	Additions	Reductions	December 31, 2016
Mortgage servicing rights	$1,862	$348	$(395)	$1,815
Valuation allowance	—	(169)	148	(21)
Mortgage servicing rights, net of valuation allowance	$1,862	$179	$(247)	$1,794

	December 31, 2014	Additions	Reductions	December 31, 2015
Mortgage servicing rights	$1,862	$361	$(361)	$1,862
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,862	$361	$(361)	$1,862

The Company received contractually specified servicing fees of $575, $598, and $598 for the years ended December 31, 2017, 2016, and 2015, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

(6)    Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2017	2016
Land	$2,679	$3,003
Buildings	5,006	6,017
Furniture and equipment	11,206	11,214
Leasehold improvements	1,987	2,033

	20,878	22,267
Less accumulated depreciation and amortization	14,630	14,963

	$6,248	$7,304

Depreciation and amortization expense, included in occupancy and equipment expense, was $600, $633, and $640 for the years ended December 31, 2017, 2016, and 2015, respectively.

(7)	Interest Receivable and other assets

Interest receivable and other assets consisted of the following at December 31 of the indicated years:

	2017	2016
Interest receivable	$4,117	$3,996
Mortgage servicing rights asset	1,712	1,794
Officer's Life Insurance	15,821	15,372
Investment in Limited Partnerships	291	581
Deferred tax assets, net (see Note 17)	4,548	5,660
Prepaid and other	3,585	1,616

	$30,074	$29,019

(8)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2017 and December 31, 2016.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank ("FHLB") secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans.  At December 31, 2017, the Company had a current collateral borrowing capacity with the FHLB of $308,657 and, at such date, also had unsecured formal lines of credit totaling $80,000 with correspondent banks.

The Company had no long-term borrowings at December 31, 2017 and 2016.  Average outstanding balances of long-term borrowings consisting of FHLB advances were $0 during 2017, 2016, and 2015.  The weighted average interest rate paid was 0% in 2017, 2016, and 2015.

(9)	Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2017	2016
Undisbursed loan commitments	$220,882	$207,207
Standby letters of credit	2,635	3,518
Commitments to sell loans	1,283	1,848

	$224,800	$212,573

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2017, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2017, there was $2,635 issued in performance standby letters of credit and the Bank carried no liability.  The Bank has experienced no draws on these letters of credit and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $850 and $793 at December 31, 2017 and 2016, respectively, which is recorded in "interest payable and other liabilities" on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2017, the Company had no off-balance sheet derivatives requiring additional disclosure.

Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards.  In the past two years, the Company has not had to repurchase any loans due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

(10) Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $868, $1,078, and $980 for the years ended December 31, 2017, 2016, and 2015, respectively.  At December 31, 2017, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2018	$934
2019	805
2020	791
2021	735
2022	671
Thereafter	1,587

$5,523

At December 31, 2017, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2018	$55,209
2019	10,347
2020	4,880
2021	2,599
2022	387
Thereafter	—

$73,422

The Company is subject to various legal proceedings in the normal course of its business.  In the opinion of management, after having consulted with legal counsel, the outcome of the pending legal proceedings should not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(11)	Capital Adequacy and Restriction on Dividends

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

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules replaced the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The Bank became subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer began on January 1, 2016 and will be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that was phased in through December 31, 2017.

Management believes, as of December 31, 2017, that the Bank met all capital adequacy requirements to which it is subject.  As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution's category.

The Company and the Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the "well capitalized" levels at December 31, 2017 and 2016, respectively, as set forth in the following tables (calculated in accordance with the Basel III capital rules):

	The Company
	2017		2016		Adequately Capitalized
	Capital	Ratio	Capital	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$104,441	8.6%	$94,648	8.2%	4.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	104,441	12.3%	94,648	12.1%	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	104,441	12.3%	94,648	12.1%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	115,082	13.5%	104,486	13.3%	8.0%

	The Bank
	2017		2016		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$101,631	8.4%	$92,153	8.0%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	101,631	12.0%	92,153	11.7%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	101,631	12.0%	92,153	11.7%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	112,272	13.2%	101,991	13.0%	8.0%	10.0%

Cash dividends declared by the Bank are restricted under California State banking laws to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period.

(12) Fair Value Measurement

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,464	$18,464	$—	$—
Securities of U.S. government agencies and corporations	21,109	—	21,109	—
Obligations of states and political subdivisions	23,208	—	23,208	—
Collateralized mortgage obligations	66,083	—	66,083	—
Mortgage-backed securities	151,877	—	151,877	—

Total investments at fair value	$280,741	$18,464	$262,277	$—

December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$28,652	$28,652	$—	$—
Securities of U.S. government agencies and corporations	24,197	—	24,197	—
Obligations of states and political subdivisions	30,888	—	30,888	—
Collateralized mortgage obligations	49,938	—	49,938	—
Mortgage-backed securities	143,404	—	143,404	—

Total investments at fair value	$277,079	$28,652	$248,427	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2017 and 2016.

December 31, 2017	Total	Level 1	Level 2	Level 3
Impaired loans	$1,468	$—	$—	$1,468

Total assets at fair value	$1,468	$—	$—	$1,468

December 31, 2016	Total	Level 1	Level 2	Level 3
Impaired loans	$4,128	$—	$—	$4,128
Loan servicing rights	1,794	—	—	1,794

Total assets at fair value	$5,922	$—	$—	$5,922

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2017 and 2016.

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of December 31, 2017 and 2016 were as follows:

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.  The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.  At December 31, 2017 and 2016, there were no loans held-for-sale that required a write-down.

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

At December 31, 2017, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Other Real Estate Owned

Other real estate assets ("OREO") acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses.  Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy.  At December 31, 2017 and 2016, there were no OREO that required a write-down.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments for the years ended December 31 were as follows:

		2017		2016
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$152,892	$152,892	$159,643	$159,643
Certificates of deposit	2	1,984	1,983	16,213	16,230
Other equity securities	3	5,567	5,567	4,409	4,409
Loans receivable:
Net loans	3	739,112	736,292	669,770	669,437
Loans held-for-sale	2	1,040	1,060	3,326	3,363
Interest receivable	2	4,117	4,117	3,996	3,996
Mortgage servicing rights	3	1,712	1,876	1,794	1,794
Financial liabilities:
Deposits	3	1,104,740	993,425	1,063,696	1,001,460
Interest payable	2	72	72	78	78

The following section describes the valuation methodologies used by the Company for estimating fair value of financial instruments not recorded at fair value on the Balance Sheet.

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalent short-term instruments are a reasonable estimate of fair value.  The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization.  Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

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

Deposit Liabilities

The Company measures fair value of deposits using both observable and unobservable inputs.  The fair value of deposits was derived by discounting their expected future cash flows back to their present values based on the FHLB yield curve, and their expected decay rates for non-maturing deposits.  The Company is able to obtain FHLB yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy.  Decay rates were developed through internal analysis and are supported by recent years of the Bank's transaction history.  The inputs used by the Company to derive the decay rate assumptions are unobservable inputs, and therefore fall under Level 3 of the fair value hierarchy.

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

(13)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018, to shareholders of record as of February 28, 2018.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	(in thousands, except per share amounts)
	2017	2016	2015
Basic earnings per share:
Net income	$8,748	$8,051	$6,921
Preferred stock dividend	—	—	(105)
Net income available to common shareholders	$8,748	$8,051	$6,816

Weighted average common shares outstanding	11,505,108	11,475,942	11,444,066

Basic earnings per share	$0.76	$0.70	$0.60

Diluted earnings per share:
Net income	$8,748	$8,051	$6,921
Preferred stock dividend	—	—	(105)
Net income available to common shareholders	$8,748	$8,051	$6,816

Weighted average common shares outstanding	11,505,108	11,475,942	11,444,066

Effect of dilutive shares	146,223	73,861	63,393

Adjusted weighted average common shares outstanding	11,651,331	11,549,803	11,507,459

Diluted earnings per share	$0.75	$0.70	$0.59

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 67,023 shares, 160,296 shares, and 179,906 shares for the years ended December 31, 2017, 2016, and 2015, respectively.

(14)	Stock Compensation Plans

The Company has one stock option plan. Under the 2006 Stock Incentive Plan, the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 25,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the 2006 Stock Incentive Plan, no outside director can receive option grants, stock appreciation rights, restricted stock, or stock units in excess of 3,000 total shares in any calendar year.  There were 982,926 shares authorized under the 2006 Stock Incentive Plan.  The 2006 Stock Incentive Plan terminated on January 28, 2016.

On May 19, 2015, the Company's shareholders approved the 2016 Stock Incentive Plan, which became effective on January 28, 2016 concurrent with the termination of the 2006 Stock Incentive Plan.  There are 700,528 shares authorized under the 2016 Stock Incentive Plan.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018.  The 2016 Stock Incentive Plan will terminate on March 15, 2026.

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

Stock option activity for the Company's Stock Incentive Plan during the year ended December 31, 2017 is as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2016	236,651	$7.81
Granted	62,941	11.10
Exercised	—	—
Cancelled	—	—
Expired	(38,974)	15.68

Balance at December 31, 2017	260,618	$7.42

All number of shares and weighted average exercise price amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018.

The following table presents information on stock options for the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Stock options outstanding and expected to vest:	260,618	$7.42	$1,398	6.73

Stock options vested and currently exercisable:	123,480	$5.80	$863	4.96

The weighted average grant date fair value per share of options granted during the years ended December 31 was $2.67 in 2017, $1.97 in 2016, and $2.37 in 2015.  All weighted average grant date fair value per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018.

The intrinsic value of options exercised during the years ended December 31 was $0 in 2017, $37 in 2016, and $65 in 2015.  The fair value of awards vested during December 31 was $85 in 2017, $67 in 2016, and $48 in 2015.

At December 31, 2017, the range of exercise prices for all outstanding options ranged from $3.43 to $11.90.  The range of exercise prices have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018.

As of December 31, 2017, there was $227 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

For the years ended December 31, 2017, 2016, and 2015 there was $111, $85, and $63, respectively, of recognized compensation related to stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2017	2016	2015
Risk-Free Interest Rate	1.89%	1.23%	1.61%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	22.88%	28.41%	37.38%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2017:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2016	103,151	$6.44
Granted	27,499	11.06
Vested	(17,758)	4.88
Cancelled/Forfeited	(1,522)	6.65

Balance at December 31, 2017	111,370	$7.83

All number of shares and weighted average grant date fair value amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018.

The aggregate intrinsic value of restricted stock awards vested in calendar year 2017, 2016, and 2015 was $200, $141, and $139, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $11.06 in 2017, $7.23 in 2016, and $6.75 in 2015.  All weighted average grant date fair value per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018.

As of December 31, 2017, there was $415 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

For the year ended December 31, 2017, 2016, and 2015, there was $211, $177, and $142, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP").  Under the 2006 Amended ESPP, the Company is authorized to issue to an eligible employee shares of common stock.  There are 322,385 shares authorized under the 2006 Amended ESPP. The 2006 Amended ESPP was terminated on November 19, 2015.  On May 19, 2015, the Company's shareholders approved the 2016 ESPP, which became effective on November 19, 2015.  There are 281,216 shares authorized under the 2016 ESPP, which include authorized but unissued shares under the 2006 Amended ESPP.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018. The 2016 ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company's common stock each participation period.  The purchase price of the stock is 85 percent  of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period.  Approximately 30 percent  of eligible employees are participating in the Plan in the current participation period, which began November 24, 2017 and will end November 23, 2018.

Under the Plan, at the annual stock purchase date of November 24, 2017, there were $78 in contributions, and 10,584 shares were purchased at an average price of $7.36.  The total number of shares purchased and average price have been adjusted to give retroactive effect to the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018.  For the year ended December 31, 2017, 2016, and 2015, there was $56, $24, and $25, respectively, of recognized compensation related to ESPP issuances.  Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

(15) Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank's profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $2,050, $1,525 and $1,259 in 2017, 2016, and 2015, respectively.

(16)	Supplemental Compensation Plans

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2017	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$4,523	$4,261	$4,076
Service cost	99	104	140
Interest cost	171	161	143
Plan loss (gain)	948	177	127
Benefits Paid	(322)	(180)	(225)
Benefit obligation at end of year	$5,419	$4,523	$4,261

Change in plan assets
Employer Contribution	322	180	225
Benefits Paid	(322)	(180)	(225)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(5,419)	$(4,523)	$(4,261)
Unrecognized net plan loss	1,929	1,065	937
Unrecognized prior service cost	40	77	165
Net amount recognized	$(3,450)	$(3,381)	$(3,159)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(5,419)	$(4,523)	$(4,261)
Accumulated other comprehensive loss	1,969	1,142	1,102
Net amount recognized	$(3,450)	$(3,381)	$(3,159)

	For the Year Ended December 31,
	2017	2016	2015
Components of net periodic benefit cost
Service cost	$99	$104	$140
Interest cost	171	161	143
Amortization of prior service cost	61	88	88
Recognized actuarial loss	58	50	67
Net periodic benefit cost	389	403	438
Additional amounts recognized	—	—	13
Total benefit cost	$389	$403	$451

Additional Information
Minimum benefit obligation at year end	$5,419	$4,523	$4,261
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$827	$40	$(27)

Assumptions used to determine benefit obligations at December 31	2017	2016	2015
Discount rate used to determine net periodic benefit cost for years ended December 31	3.80%	3.80%	3.50%

Discount rate used to determine benefit obligations at December 31	3.40%	3.80%	3.80%

Future salary increases	5.20%	4.00%	4.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $322 in benefit payments during fiscal 2017. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2018	$272
2019	272
2020	272
2021	276
2022	324
2023-2027	1,634

Disclosure of settlements and curtailments:

There were no events during fiscal 2017 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors' Retirement Plan.

	For the Year Ended December 31,
	2017	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$830	$816	$752
Service cost	11	11	14
Interest cost	27	27	26
Plan loss (gain)	18	6	40
Benefits paid	(30)	(30)	(16)
Benefit obligation at end of year	$856	$830	$816

Change in plan assets
Employer contribution	$30	$30	$16
Benefits paid	(30)	(30)	(16)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(856)	$(830)	$(816)
Unrecognized net plan gain	(4)	(22)	(27)
Net amount recognized	$(860)	$(852)	$(843)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(856)	$(830)	$(816)
Accumulated other comprehensive income	(4)	(22)	(27)
Net amount recognized	$(860)	$(852)	$(843)

	For the Year Ended December 31,
	2017	2016	2015
Components of net periodic benefit cost
Service cost	$11	$11	$14
Interest cost	27	27	26
Recognized actuarial gain	—	—	—
Net periodic benefit cost	38	38	40
Additional amounts recognized	—	—	—
Total benefit cost	$38	$38	$40

Additional Information
Minimum benefit obligation at year end	$856	$830	$816
Increase in minimum liability included in other comprehensive income (loss)	$18	$5	$40

Assumptions used to determine benefit obligations at December 31	2017	2016	2015
Discount rate used to determine net periodic benefit cost for years ended December 31	3.30%	3.40%	3.20%

Discount rate used to determine benefit obligations at December 31	3.00%	3.30%	3.40%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors' Retirement Plan are the benefit payments made to participants. The Bank paid $30 in benefit payments during fiscal 2017. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2018	$69
2019	60
2020	60
2021	75
2022	76
2023-2027	384

Disclosure of settlements and curtailments:

There were no events during fiscal 2017 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan ("2001 Executive Deferral Plan") for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank's Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2017 and 2016 totaled $2,484 and $2,414, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan during the years ended December 31, 2017 and 2016 totaled $14 and $13, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2017, 2016, and 2015 totaled $14, $13, and $18, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan ("2001 Director Deferral Plan") for directors to provide them the ability to make elective deferrals of director's fees.  Deferred amounts earn interest at an annual rate determined by the Bank's Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2017 and 2016 totaled $136 and $132, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan totaled $1 during each of the years ended December 31, 2017 and 2016.  The expenses for the 2001 Director Deferral Plan totaled $1 for each of the years ended December 31, 2017, 2016, and 2015.

(17)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2017	2016	2015
Current:
Federal	$4,611	$3,903	$1,973
State	1,788	1,419	1,079

	6,399	5,322	3,052
Deferred:
Federal	1,914	(354)	681
State	5	(83)	7

	1,919	(437)	688

	$8,318	$4,885	$3,740

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other things, the Act reduces the Company's corporate federal tax rate from 34% to 21% effective January 1, 2018.  As a result, the Company is required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which management expects them to be recovered or settled. The re-measurement of the Company's net deferred tax asset resulted in additional income tax expense of approximately $1,680.

The Company early adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) as of and for the period ending December 31, 2017.  As a result, the Company reclassified from retained earnings to accumulated other comprehensive income the stranded tax effects resulting from the newly enacted federal corporate tax rate of 21%.  See Note (1)(r) for more information.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 consisted of:

	2017	2016
Deferred tax assets:
Allowance for loan losses	$3,543	$4,812
Deferred compensation	125	190
Retirement compensation	1,273	1,741
Stock option compensation	67	81
Postretirement benefits	565	448
Current state franchise taxes	381	489
Non-accrual interest	41	85
Other	129	46
Sale-Leaseback	124	—
Investment securities unrealized loss	1,209	1,119

Deferred tax assets	7,457	9,011

Deferred tax liabilities:
Fixed assets depreciation	1,461	1,660
FHLB dividends	187	260
Tax credit – loss on pass-through	176	261
Deferred loan costs	941	1,158
Mortgage servicing rights	129	—
Other	15	12

Total deferred tax liabilities	2,909	3,351

Net deferred tax assets (see Note 7)	$4,548	$5,660

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2017, the Company had no state net operating loss carry forwards and no federal tax credit carry forwards.

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Federal statutory income tax rate	34.0%	34.0%	34.0%

Increase (decrease) in tax rate due to:
State franchise tax, net of federal benefit	6.9%	6.8%	6.7%
Reduction for tax exempt interest	(0.6)%	(0.9)%	(1.1)%
Cash surrender value of life insurance	(0.9)%	(1.2)%	(1.5)%
Tax rate change	9.8%	0.0%	0.0%
Other tax credits	(1.1)%	(1.1)%	(1.5)%
Other	0.6%	0.1%	(1.6)%

Effective income tax rate	48.7%	37.7%	35.0%

Accounting for Uncertainty in Income Taxes

The Company had unrecognized tax benefits of $0 and $5 for the years ended December 31, 2017 and December 31, 2016, respectively.  The Company recognized a change in unrecognized tax benefits during 2017 and 2016 of $5 and $7 due to the expiration of a statute of limitations and other gross decreases, respectively.  The Company had no significant uncertain tax positions as of December 31, 2017.  The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2018.  If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2017, there were no unrecognized interest and penalties.  The tax years ended December 31, 2016, 2015, and 2014 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2016, 2015, 2014, and 2013 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

(18) Accumulated Other Comprehensive Income/(Loss)

The following table details activity in accumulated other comprehensive income (loss) for the year ended December 31, 2017.

	Unrealized Gains (Losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)
Current period other comprehensive loss, net of tax	(846)	(591)	(11)	(1,448)
Tax rate change reclassification	(473)	(126)	—	(599)
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2016.

	Unrealized Gains (Losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)
Current period other comprehensive loss, net of tax	(1,828)	(24)	(3)	(1,855)
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2015.

	Unrealized Gains (Losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2014	$703	$(678)	$41	$66
Current period other comprehensive (loss) income, net of tax	(553)	16	(24)	(561)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)

(19) Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,085	$1,152	$1,151

Income taxes	$7,265	$5,450	$3,745

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	$5,295	$3,351	$3,103
Fair value adjustment of securities available for sale, net of tax of $(564), ($1,218), and $(368) for the years ended December 31, 2017, 2016, and 2015, respectively	$(846)	$(1,828)	$(553)
Loans held-for-investment transferred to other real estate owned	$—	$217	$407
Tax deficiency related to expired, vested non-qualified stock options	$—	$(114)	$—

(20)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2017	2016
Assets
Cash	$2,810	$2,496
Investment in wholly owned subsidiary	97,234	89,802

Total assets	$100,044	$92,298
Liabilities and stockholders' equity
Liabilities	—	—
Stockholders' equity	100,044	92,298

Total liabilities and stockholders' equity	$100,044	$92,298

Statements of Income	2017	2016	2015
Dividends from subsidiary	$—	$—	$11,000
Other operating expenses	(224)	(203)	(153)
Income tax benefit	92	88	63
Income (loss) before undistributed earnings of subsidiary	(132)	(115)	10,910
Equity in undistributed earnings of subsidiary	8,880	8,166	(3,989)

Net income	$8,748	$8,051	$6,921

Statements of Cash Flows	2017	2016	2015
Net income	$8,748	$8,051	$6,921
Adjustments to reconcile net income to net cash provided by operating activities
Stock plan accruals	378	286	230
Decrease in other liabilities	—	—	(32)
Equity in undistributed earnings of subsidiary	(8,880)	(8,166)	3,989

Net cash provided by operating activities	246	171	11,108

Cash flows from financing activities:
Redemption of preferred stock	—	—	(12,847)
Dividend on preferred stock	—	—	(105)
Common stock issued	78	61	82
Stock options exercised	—	25	84
Cash in lieu of fractional shares	(10)	(5)	(6)

Net cash provided by (used in) financing activities	68	81	(12,792)

Net change in cash	314	252	(1,684)

Cash at beginning of year	2,496	2,244	3,928

Cash at end of year	$2,810	$2,496	$2,244

(21) Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management's opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $5,283, $5,858 and $5,534 at December 31, 2017, 2016, and 2015, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2017	2016	2015
Outstanding balance, beginning of year	$2,373	$2,340	$2,364
Credit granted	3,014	4,970	4,236
Repayments / Reductions	(2,915)	(4,937)	(4,260)

Outstanding balance, end of year	$2,472	$2,373	$2,340

(22)	Gain on Sale-leaseback of Real Estate

On January 6, 2017, the Company executed a sale-leaseback transaction related to land and building which is partially occupied by our Auburn Branch. The lease carries an initial lease term of six years and is classified as an operating lease. The sale resulted in a total gain of $1,682, of which $495 has been deferred as a component of Other Liabilities and will be accounted for as a reduction of Occupancy and equipment expense over the initial lease term.  The Company recognized $76 as a reduction of Occupancy and equipment expense for the year ended December 31, 2017.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company's proxy statement for its 2018 Annual Meeting of Shareholders entitled "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management," "Executive Compensation" "Report of Audit Committee," "Section 16(a) Beneficial Ownership Compliance" and "Nomination and Election of Directors."

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company's proxy statement for its 2018 Annual Meeting of Shareholders entitled "Nomination and Election of Directors," "Transactions with Related Persons," "Director Compensation," and "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company's proxy statement for the 2018 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management" and "Nomination and Election of Directors."

Stock Purchase Equity Compensation Plan Information

The following table shows the Company's equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company's equity compensation plans as of December 31, 2017.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018.  The plans included in this table are the Company's 2006 Stock Incentive Plan and 2016 Stock Incentive Plan.  See "Stock Compensation Plans" in Note 14 of Notes to Consolidated Financial Statements included in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted-average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	260,618	$7.42	111,370	$7.83	519,293
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	260,618	$7.42	111,370	$7.83	519,293

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company's proxy statement for its 2018 Annual Meeting of Shareholders entitled "Director Independence" and "Transactions with Related Persons."

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company's proxy statement for its 2018 Annual Meeting of Shareholders entitled "Audit and Non-Audit Fees."

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

10.26
Amended and Restated Executive Deferral Plan of First Northern Bank effective July 20, 2017 – incorporated herein by reference to Exhibit 10.26 of the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.27
Executive Retirement/Retention Participation Agreement for Joe Danelson, Executive Vice President and Chief Credit Officer – incorporated herein by reference to Exhibit 10.27 of the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.28
Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith, Senior Executive Vice President and Chief Financial Officer & Chief Operating Officer – incorporated herein by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

11.1	Statement of Computation of Per Share Earnings (See FN 13 of this Form 10-K)

21.1	Subsidiaries of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company's Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company's Chief Financial Officer – provided herewith

32.1**	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2**	Section 1350 Certification of the Chief Financial Officer – provided herewith

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Annual Report on Form 10-K for the twelve months ended December 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2018.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 8, 2018
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Senior Executive Vice President/Chief Operating Officer	March 8, 2018
Jeremiah Z. Smith	(Principal Operating Officer)

/s/ Kevin Spink	Executive Vice President/Chief Financial Officer	March 8, 2018
Kevin Spink	(Principal Financial Officer)

/s/ LORI J. ALDRETE	Director and Chairman of the Board	March 8, 2018
Lori J. Aldrete

/s/ FRANK J. ANDREWS, JR.	Director	March 8, 2018
Frank J. Andrews, Jr.

/s/ PATRICK R. BRADY	Director	March 8, 2018
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director	March 8, 2018
John M. Carbahal

/s/ GREGORY DUPRATT	Director	March 8, 2018
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 8, 2018
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director and Vice Chairman of the Board	March 8, 2018
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 8, 2018
Foy S. McNaughton

/s/ SEAN P. QUINN	Director	March 8, 2018
Sean P. Quinn

/s/ MARK C. SCHULZE	Director	March 8, 2018
Mark C. Schulze