Form 10-Q
period 2018-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2018-05-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of Common Stock outstanding as of May 1, 2018 was 11,661,857.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except shares amounts)	March 31, 2018	December 31, 2017

Assets

Cash and cash equivalents	$148,511	$152,892
Certificates of deposit	1,984	1,984
Investment securities – available-for-sale	291,166	280,741
Loans, net of allowance for loan losses of $11,715 at March 31, 2018 and $11,133 at December 31, 2017	720,559	739,112
Loans held-for-sale	430	1,040
Stock in Federal Home Loan Bank and other equity securities, at cost	5,567	5,567
Premises and equipment, net	6,077	6,248
Interest receivable and other assets	29,975	30,074

Total Assets	$1,204,269	$1,217,658

Liabilities and Stockholders' Equity

Liabilities:

Demand deposits	$382,166	$382,157
Interest-bearing transaction deposits	307,155	312,569
Savings and MMDA's	333,669	336,592
Time, $250,000 or less	51,287	54,531
Time, over $250,000	18,517	18,891
Total deposits	1,092,794	1,104,740

Interest payable and other liabilities	10,411	12,874

Total Liabilities	1,103,205	1,117,614

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 11,661,857 shares issued and outstanding at March 31, 2018 and 11,630,129 shares issued and outstanding at December 31, 2017	85,931	85,583
Additional paid-in capital	977	977
Retained earnings	20,364	17,881
Accumulated other comprehensive loss, net	(6,208)	(4,397)
Total Stockholders' Equity	101,064	100,044

Total Liabilities and Stockholders' Equity	$1,204,269	$1,217,658

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended March 31, 2018	Three months ended March 31, 2017
Interest and dividend income:
Loans	$8,806	$7,961
Due from banks interest bearing accounts	517	332
Investment securities
Taxable	1,308	1,102
Non-taxable	39	75
Other earning assets	105	108
Total interest and dividend income	10,775	9,578
Interest expense:
Deposits	263	265
Total interest expense	263	265
Net interest income	10,512	9,313
Provision for loan losses	525	600
Net interest income after provision for loan losses	9,987	8,713
Non-interest income:
Service charges on deposit accounts	488	418
Gains on sales of loans held-for-sale	69	147
Investment and brokerage services income	161	143
Mortgage brokerage income	6	13
Loan servicing income	106	150
Fiduciary activities income	156	125
Debit card income	502	467
Losses on sales/calls of available-for-sale securities	—	(16)
Gain on sale-leaseback of real estate	—	1,187
Other income	316	211
Total non-interest income	1,804	2,845
Non-interest expenses:
Salaries and employee benefits	5,317	4,751
Occupancy and equipment	715	696
Data processing	530	402
Stationery and supplies	99	70
Advertising	88	66
Directors' fees	65	59
Other real estate owned recovery	—	(1)
Other expense	1,180	1,460
Total non-interest expenses	7,994	7,503
Income before provision for income taxes	3,797	4,055
Provision for income taxes	1,064	1,542

Net income	$2,733	$2,513

Basic earnings per common share	$0.24	$0.22
Diluted earnings per common share	$0.23	$0.22

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended March 31, 2018	Three months ended March 31, 2017
Net income	$2,733	$2,513
Other comprehensive loss, net of tax:
Unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period, net of tax effect of $(731) and $6 for the three-month periods ended March 31, 2018 and March 31, 2017, respectively	(1,811)	10
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $0 and $6 for the three-month periods ended March 31, 2018 and March 31, 2017, respectively	—	10
Directors' and officer's retirement plan equity adjustments, net of tax effect of $0 and $(31) for the three-month periods ended March 31, 2018 and March 31, 2017, respectively	—	(46)
Other comprehensive loss	$(1,811)	$(26)
Comprehensive income	$922	$2,487

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)
	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2016	11,148,446	$79,114	$977	$14,557	$(2,350)	$92,298
Net income				8,748		8,748
Other comprehensive loss, net of tax					(1,448)	(1,448)
Stock dividend adjustment	289	207		(207)		—
Tax rate change reclassification				599	(599)	—
4% stock dividend declared in 2018	447,312	5,806		(5,806)		—
Cash in lieu of fractional shares	(129)			(10)		(10)
Stock-based compensation		378				378
Common shares issued related to restricted stock grants, net of restricted stock reversals	34,211	78				78
Balance at December 31, 2017	11,630,129	$85,583	$977	$17,881	$(4,397)	$100,044
Net income				2,733		2,733
Other comprehensive loss, net of tax					(1,811)	(1,811)
Stock dividend adjustment	628	240		(240)		—
Cash in lieu of fractional shares	(159)			(10)		(10)
Stock-based compensation		108				108
Common shares issued related to restricted stock grants	25,281	—				—
Stock options exercised, net	5,978	—				—
Balance at March 31, 2018	11,661,857	$85,931	$977	$20,364	$(6,208)	$101,064

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows From Operating Activities
Net income	$2,733	$2,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	144	152
Accretion and amortization of investment securities premiums and discounts, net	722	918
Valuation adjustment on mortgage servicing rights	—	(21)
Increase (decrease) in deferred loan origination fees and costs, net	10	77
Provision for loan losses	525	600
Stock-based compensation	108	77
Loss (gain) on calls of available-for-sale securities	—	16
Gain on sale-leaseback of real estate	—	(1,187)
Gain on sales of loans held-for-sale	(69)	(147)
Proceeds from sales of loans held-for-sale	5,148	10,045
Originations of loans held-for-sale	(4,469)	(7,815)
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	830	(122)
Net (decrease) increase in interest payable and other liabilities	(2,463)	281
Net cash provided by operating activities	3,219	5,387

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	11,115	2,275
Proceeds from sales of available-for-sale securities	—	462
Principal repayments on available-for-sale securities	12,193	11,153
Purchase of available-for-sale securities	(36,997)	(31,156)
Net decrease in certificates of deposit	—	496
Net decrease in loans	18,018	15,640
Sales/disposals of premises and equipment, net	27	2,319
Net cash used in investing activities	4,356	1,189

Cash Flows From Financing Activities
Net decrease in deposits	(11,946)	(2,962)
Cash dividends paid in lieu of fractional shares	(10)	(10)
Net cash provided by financing activities	(11,956)	(2,972)

Net (decrease) increase in Cash and Cash Equivalents	(4,381)	3,604
Cash and Cash Equivalents, beginning of period	152,892	159,643
Cash and Cash Equivalents, end of period	$148,511	$163,247

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$261	$263
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,046	$5,295
Decrease in directors' & officer's retirement plan equity adjustment, net of tax	$—	$(46)
Unrealized holding (losses) gains on available for sale securities, net of taxes	$(1,811)	$20

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 and December 31, 2017

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

2.	ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses is included in the "Asset Quality" and "Allowance for Loan Loss" discussions below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Recently Issued Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  The Company adopted ASU 2014-09 on January 1, 2018.  The Company adopted the new guidance using the modified retrospective transition approach, in which the guidance would only be applied to existing contracts in effect at January 1, 2018 and new contracts entered into after this date.  ASU 2014-09 requires entities to recognize revenues when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Most of the Company's revenue is comprised of net interest income on loans and investment securities, which are explicitly out of scope of the new revenue recognition guidance.  Management conducted an assessment of the revenue streams that were potentially affected by the new guidance and reviewed contracts in scope to ensure compliance with the new guidance.  The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements.

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

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  The amendments in this update allow a reclassification from retained earnings to accumulated other comprehensive income for certain income tax effects resulting from the Tax Cuts and Jobs Act.  However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company elected the early adoption of ASU 2018-02 as of and for the period ended December 31, 2017.  As a result, the Company reclassified $599 from retained earnings to accumulated other comprehensive income as a result of certain income tax effects resulting from the Tax Cuts and Jobs Act.  The reclassification amount of $599 is comprised of a $473 unrealized loss on investment securities and $126 unrealized loss on retirement plans.

In March 2018, FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  These amendments add SEC guidance, among other things, to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act.  The amendments are effective upon addition to the FASB Codification.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

3.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2018 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$25,444	$—	$(219)	$25,225
Securities of U.S. government agencies and corporations	35,326	—	(342)	34,984
Obligations of states and political subdivisions	21,942	137	(181)	21,898
Collateralized mortgage obligations	67,219	—	(2,338)	64,881
Mortgage-backed securities	147,983	50	(3,855)	144,178
Total debt securities	$297,914	$187	$(6,935)	$291,166

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

The Company had $11,115,000 and $2,737,000 proceeds from sales, calls and maturities of available-for-sale securities for the three months ended March 31, 2018 and March 31, 2017, respectively.  There were no gross realized gains from sales/calls of available-for-sale securities for the three months ended March 31, 2018 and March 31, 2017, respectively.  There were $0 and $(16,000) gross realized losses from sales/calls of available-for-sale securities for the three months ended March 31, 2018 and March 31, 2017, respectively.

The amortized cost and estimated market value of debt and other securities at March 31, 2018, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$27,624	$27,548
Due after one year through five years	51,047	50,402
Due after five years through ten years	4,041	4,157
Due after ten years	—	—
Subtotal	82,712	82,107
MBS & CMO	215,202	209,059
Total	$297,914	$291,166

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2018, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$16,811	$(59)	$8,414	$(160)	$25,225	$(219)
Securities of U.S. government agencies and corporations	19,960	(119)	15,024	(223)	34,984	(342)
Obligations of states and political subdivisions	5,610	(50)	7,273	(131)	12,883	(181)
Collateralized Mortgage obligations	28,440	(776)	36,441	(1,562)	64,881	(2,338)
Mortgage-backed securities	48,802	(915)	89,836	(2,940)	138,638	(3,855)
Total	$119,623	$(1,919)	$156,988	$(5,016)	$276,611	$(6,935)

No decline in value was considered "other-than-temporary" during the first three months of 2018.  Ninety seven securities, all considered investment grade, which had a fair value of $119,623,000 and a total unrealized loss of $1,919,000 have been in an unrealized loss position for less than twelve months as of March 31, 2018.  One hundred thirty nine securities, all considered investment grade, which had a fair value of $156,988,000 and a total unrealized loss of $5,016,000 have been in an unrealized loss position for more than twelve months as of March 31, 2018.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that we will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of March 31, 2018.

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

Investment securities carried at $32,957,000 and $32,399,000 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.  LOANS

The composition of the Company's loan portfolio, by loan class, as of March 31, 2018 and December 31, 2017 was as follows:

($ in thousands)	March 31, 2018	December 31, 2017

Commercial	$130,749	$135,015
Commercial Real Estate	393,910	398,346
Agriculture	104,104	113,555
Residential Mortgage	44,788	42,081
Residential Construction	20,754	21,299
Consumer	36,930	38,900
	731,235	749,196
Allowance for loan losses	(11,715)	(11,133)
Net deferred origination fees and costs	1,039	1,049
Loans, net	$720,559	$739,112

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

As of March 31, 2018, approximately 54% in principal amount of the Company's loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 6% in principal amount of the Company's loans were residential mortgage loans.  Approximately 3% in principal amount of the Company's loans were residential construction loans.  Approximately 14% in principal amount of the Company's loans were for agriculture and 18% in principal amount of the Company's loans were for general commercial uses including professional, retail and small businesses.  Approximately 5% in principal amount of the Company's loans were consumer loans.

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

At March 31, 2018 and December 31, 2017, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's loans by delinquency and non-accrual status, as of March 31, 2018 and December 31, 2017, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
March 31, 2018
Commercial	$129,831	$39	$—	$—	$879	$130,749
Commercial Real Estate	392,137	97	—	—	1,676	393,910
Agriculture	104,104	—	—	—	—	104,104
Residential Mortgage	44,080	—	—	—	708	44,788
Residential Construction	20,754	—	—	—	—	20,754
Consumer	36,406	212	—	—	312	36,930
Total	$727,312	$348	$—	$—	$3,575	$731,235

December 31, 2017
Commercial	$133,913	$—	$—	$45	$1,057	$135,015
Commercial Real Estate	396,521	101	—	—	1,724	398,346
Agriculture	113,555	—	—	—	—	113,555
Residential Mortgage	40,354	349	597	—	781	42,081
Residential Construction	21,299	—	—	—	—	21,299
Consumer	38,656	1	38	—	205	38,900
Total	$744,298	$451	$635	$45	$3,767	$749,196

Non-accrual loans amounted to $3,575,000 at March 31, 2018 and were comprised of three commercial loans totaling $879,000, three commercial real estate loans totaling $1,676,000, three residential mortgage loans totaling $708,000 and two consumer loans totaling $312,000.  Non-accrual loans amounted to $3,767,000 at December 31, 2017 and were comprised of three commercial loans totaling $1,057,000, three commercial real estate loans totaling $1,724,000, three residential mortgage loans totaling $781,000, and one consumer loan totaling $205,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at March 31, 2018.

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

Impaired loans, segregated by loan class, as of March 31, 2018 and December 31, 2017 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2018
Commercial	$3,420	$879	$2,312	$3,191	$47
Commercial Real Estate	2,088	1,676	270	1,946	36
Agriculture	—	—	—	—	—
Residential Mortgage	2,424	708	1,484	2,192	309
Residential Construction	644	—	644	644	71
Consumer	523	312	211	523	4
Total	$9,099	$3,575	$4,921	$8,496	$467

December 31, 2017
Commercial	$3,882	$1,057	$2,603	$3,660	$53
Commercial Real Estate	2,114	1,724	272	1,996	36
Agriculture	—	—	—	—	—
Residential Mortgage	2,628	781	1,496	2,277	302
Residential Construction	651	—	650	650	76
Consumer	418	205	213	418	3
Total	$9,693	$3,767	$5,234	$9,001	$470

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended March 31, 2018 and March 31, 2017 was as follows:

($ in thousands)	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,425	$46	$5,561	$9
Commercial Real Estate	1,971	4	809	15
Agriculture	—	—	—	—
Residential Mortgage	2,234	15	3,028	31
Residential Construction	647	9	816	9
Consumer	470	3	649	9
Total	$8,747	$77	$10,863	$73

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

The Company had $4,921,000 and $5,896,000 in TDR loans as of March 31, 2018 and December 31, 2017, respectively.  Specific reserves for TDR loans totaled $467,000 and $470,000 as of March 31, 2018 and December 31, 2017, respectively.  TDR loans performing in compliance with modified terms totaled $4,921,000 and $5,234,000 as of March 31, 2018 and December 31, 2017, respectively.  There were no commitments to advance additional funds on existing TDR loans as of March 31, 2018.

There were no loans modified as TDRs during the three months ended March 31, 2018 and March 31, 2017.

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  There were no loans modified as a TDR within the previous twelve months and for which there was a payment default during the three months ended March 31, 2018 and March 31, 2017.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table presents the risk ratings by loan class as of March 31, 2018 and December 31, 2017:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2018
Commercial	$126,596	$3,022	$1,131	$—	$—	$130,749
Commercial Real Estate	363,867	16,733	13,310	—	—	393,910
Agriculture	101,887	2,217	—	—	—	104,104
Residential Mortgage	42,534	1,533	721	—	—	44,788
Residential Construction	20,754	—	—	—	—	20,754
Consumer	35,635	945	350	—	—	36,930
Total	$691,273	$24,450	$15,512	$—	$—	$731,235

December 31, 2017
Commercial	$132,846	$1,050	$1,119	$—	$—	$135,015
Commercial Real Estate	378,632	16,101	3,613	—	—	398,346
Agriculture	110,370	3,140	45	—	—	113,555
Residential Mortgage	39,142	2,147	792	—	—	42,081
Residential Construction	21,299	—	—	—	—	21,299
Consumer	38,157	500	243	—	—	38,900
Total	$720,446	$22,938	$5,812	$—	$—	$749,196

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three months ended March 31, 2018 and March 31, 2017:

Three months ended March 31, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for (reversal of) loan losses	(85)	(46)	(124)	(1)	(13)	(68)	862	525

Charge-offs	—	—	—	—	—	(6)	—	(6)
Recoveries	9	—	—	16	1	37	—	63
Net charge-offs	9	—	—	16	1	31	—	57
Balance as of March 31, 2018	$2,549	$5,414	$1,423	$643	$348	$305	$1,033	$11,715
Period-end amount allocated to:
Loans individually evaluated for impairment	47	36	—	309	71	4	—	467
Loans collectively evaluated for impairment	2,502	5,378	1,423	334	277	301	1,033	11,248
Balance as of March 31, 2018	$2,549	$5,414	$1,423	$643	$348	$305	$1,033	$11,715

Three months ended March 31, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for (reversal of) loan losses	235	813	25	41	13	(114)	(413)	600

Charge-offs	—	—	—	—	—	(11)	—	(11)
Recoveries	2	—	—	—	1	8	—	11
Net charge-offs	2	—	—	—	1	(3)	—	—
Balance as of March 31, 2017	$3,808	$4,723	$1,287	$701	$454	$381	$145	$11,499
Period-end amount allocated to:
Loans individually evaluated for impairment	1,341	38	—	578	98	24	—	2,079
Loans collectively evaluated for impairment	2,467	4,685	1,287	123	356	357	145	9,420
Balance as of March 31, 2017	$3,808	$4,723	$1,287	$701	$454	$381	$145	$11,499

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the period ended December 31, 2017.

Year ended December 31, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for (reversal of) loan losses	(567)	1,550	285	(7)	(85)	(189)	(387)	600

Charge-offs	(681)	—	—	(121)	—	(33)	—	(835)
Recoveries	302	—	—	96	5	66	—	469
Net charge-offs	(379)	—	—	(25)	5	33	—	(366)
Ending Balance	2,625	5,460	1,547	628	360	342	171	11,133
Period-end amount allocated to:
Loans individually evaluated for impairment	53	36	—	302	76	3	—	470
Loans collectively evaluated for impairment	2,572	5,424	1,547	326	284	339	171	10,663
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133

The Company's investment in loans as of March 31, 2018, March 31, 2017, and December 31, 2017 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company's impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2018
Loans individually evaluated for impairment	$3,191	$1,946	$—	$2,192	$644	$523	$8,496
Loans collectively evaluated for impairment	127,558	391,964	104,104	42,596	20,110	36,407	722,739
Ending Balance	$130,749	$393,910	$104,104	$44,788	$20,754	$36,930	$731,235

March 31, 2017
Loans individually evaluated for impairment	$5,544	$795	$—	$3,022	$812	$593	$10,766
Loans collectively evaluated for impairment	115,509	341,385	94,652	40,154	21,926	39,531	653,157
Ending Balance	$121,053	$342,180	$94,652	$43,176	$22,738	$40,124	$663,923

December 31, 2017
Loans individually evaluated for impairment	$3,660	$1,996	$—	$2,277	$650	$418	$9,001
Loans collectively evaluated for impairment	131,355	396,350	113,555	39,804	20,649	38,482	740,195
Ending Balance	$135,015	$398,346	$113,555	$42,081	$21,299	$38,900	$749,196

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2018 for cash proceeds equal to the fair value of the loans.  At March 31, 2018, and December 31, 2017, the Company serviced real estate mortgage loans for others totaling $219,939,000 and $221,591,000, respectively.

The recorded value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues.  The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates.  Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions.  The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.  Impairment, if any, is recognized through a valuation allowance for each individual stratum.  Changes in the carrying amount of mortgage servicing rights are reported in earnings under other operating income on the condensed consolidated statements of income.

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017

Constant prepayment rate	9.50%	10.80%
Discount rate	10.02%	10.02%
Weighted average life (years)	6.56	6.02

The following table summarizes the Company's mortgage servicing rights assets as of March 31, 2018 and December 31, 2017.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2017	Additions	Reductions	March 31, 2018

Mortgage servicing rights	$1,712	$40	$(73)	$1,679
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,712	$40	$(73)	$1,679

At March 31, 2018 and December 31, 2017, the estimated fair market value of the Company's mortgage servicing rights asset was $2,040,000 and $1,876,000, respectively.

The Company received contractually specified servicing fees of $139,000 and $146,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	(in thousands)
March 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$25,225	$25,225	$—	$—
Securities of U.S. government agencies and corporations	34,984	—	34,984	—
Obligations of states and political subdivisions	21,898	—	21,898	—
Collateralized mortgage obligations	64,881	—	64,881	—
Mortgage-backed securities	144,178	—	144,178	—
Total investments at fair value	$291,166	$25,225	$265,941	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	(in thousands)
December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,464	$18,464	$—	$—
Securities of U.S. government agencies and corporations	21,109	—	21,109	—
Obligations of states and political subdivisions	23,208	—	23,208	—
Collateralized mortgage obligations	66,083	—	66,083	—
Mortgage-backed securities	151,877	—	151,877	—
Total investments at fair value	$280,741	$18,464	$262,277	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

There were no assets measured at fair value on a non-recurring basis as of March 31, 2018.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2017:

	(in thousands)
December 31, 2017	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$1,468	$—	$—	$1,468
Total assets at fair value	$1,468	$—	$—	$1,468

There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2018 and December 31, 2017.

Key methods and assumptions used in measuring the fair value of impaired loans as of December 31, 2017 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation and discounted Cash Flows	External appraised values, management assumptions regarding market trends or other relevant factors; selling costs ranging from 6% to 7%.

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

At March 31, 2018, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments for the periods ended March 31, 2018 and December 31, 2017 were approximately as follows:

		March 31, 2018		December 31, 2017
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$148,511	$148,511	$152,892	$152,892
Certificates of deposit	2	1,984	1,981	1,984	1,983
Stock in Federal Home Loan Bank and other equity securities	3	5,567	5,567	5,567	5,567
Loans receivable:
Net loans	3	720,559	679,423	739,112	736,292
Loans held-for-sale	2	430	443	1,040	1,060
Interest receivable	2	3,917	3,917	4,117	4,117
Mortgage servicing rights	3	1,679	2,040	1,712	1,876
Financial liabilities:
Deposits	3	1,092,794	963,567	1,104,740	993,425
Interest payable	2	75	75	72	72

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2018	December 31, 2017

Undisbursed loan commitments	$213,079	$220,882
Standby letters of credit	3,093	2,635
Commitments to sell loans	2,484	1,283
	$218,656	$224,800

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2018 and December 31, 2017, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $3,093,000 and $2,635,000 at March 31, 2018 and December 31, 2017, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $850,000 at March 31, 2018 and December 31, 2017, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2018 and December 31, 2017, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

8.  STOCK PLANS

On January 25, 2018, the Board of Directors of the Company declared a 4% stock dividend payable as of March 29, 2018 to shareholders of record as of February 28, 2018.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	260,592	$7.42
Granted	69,868	$13.03
Expired	(3,412)	$11.90
Cancelled / Forfeited	—	—
Exercised	(13,539)	$7.05
Options outstanding at End of Period	313,509	$8.64	$1,488,836	7.52
Exercisable (vested) at End of Period	154,508	$6.32	$1,091,848	6.02

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2018 was $2.48 per share.

The intrinsic value of options exercised was $88,000 and $0 during the three months ended March 31, 2018 and March 31, 2017, respectively.  The fair value of awards vested was $114,000 and $85,000 during the three months ended March 31, 2018 and March 31, 2017, respectively.

As of March 31, 2018, there was $368,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.94 years.

There was $33,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2018.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2018 is presented below:

Three Months Ended March 31, 2018
Risk Free Interest Rate	2.57%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	14.44%

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	111,848	$7.85
Granted	25,769	$13.03
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(23,908)	$6.22
Non-vested restricted stock outstanding at End of Period	113,709	$9.37	$1,522,564	3.07

The weighted average fair value of restricted stock granted during the three months ended March 31, 2018 was $13.03 per share.

As of March 31, 2018, there was $695,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.07 years.

There was $61,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2018.

The Company has an Employee Stock Purchase Plan ("ESPP").  There are 281,216 shares authorized under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018.  The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2017 to November 23, 2018.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company's common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2018, there was $42,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $14,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2018.

The weighted average fair value at issuance date during the three months ended March 31, 2018 was $2.69.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2018 is presented below:

Three Months Ended March 31, 2018
Risk Free Interest Rate	1.61%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	12.50%

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2018:

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)
Current period other comprehensive income/(loss)	(1,811)	—	—	(1,811)
Balance as of March 31, 2018	$(4,808)	$(1,403)	$3	$(6,208)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2017:

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)
Current period other comprehensive income/(loss)	20	(46)	—	(26)
Balance as of March 31, 2017	$(1,658)	$(732)	$14	$(2,376)

10.  OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 25, 2018, the Board of Directors of the Company declared a 4% stock dividend payable as of March 29, 2018 to shareholders of record as of February 28, 2018.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2018 and 2017 (dollars in thousands except per share amounts):

	Three months ended March 31,
	2018	2017
Basic earnings per share:
Net income	$2,733	$2,513

Weighted average common shares outstanding	11,532,769	11,496,082
Basic EPS	$0.24	$0.22

Diluted earnings per share:
Net income	$2,733	$2,513

Weighted average common shares outstanding	11,532,769	11,496,082
Effect of dilutive shares	162,654	143,263
Adjusted weighted average common shares outstanding	11,695,423	11,639,345
Diluted EPS	$0.23	$0.22

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 132,805 shares and 71,134 shares for the three months ended March 31, 2018 and March 31, 2017, respectively.

11. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) on January 1, 2018.  The following are descriptions of the Company's sources of Non-interest income within the scope of ASC 606:

Service charges on deposit accounts

Service charges on deposit accounts include account maintenance and analysis fees and transaction-based fees.  Account maintenance and analysis fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed.  Transaction-based fees consist of non-sufficient funds fees, wire fees, overdraft fees and fees on other products and services and are charged to deposit customers for specific services provided to the customer.  The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Investment and brokerage services income

The Bank earns investment and brokerage services fees for providing a broad range of alternative investment products and services through Raymond James Financial Services, Inc.  Brokerage fees are generally earned in two ways.  Brokerage fees for managed accounts charge a set annual percentage fee based on the underlying portfolio value and are earned on a quarterly basis.  Brokerage fees for a standard commission account are charged on a per transaction fee and are earned at the time of the transaction.

Mortgage brokerage income

The Bank earns a brokerage fee for underwriting mortgage loans for other institutions.  The loans are not funded by the Bank but are funded by other institutions.  The brokerage fee is a percentage of the total loan amount.  The performance obligation is satisfied and fees are recognized once underwriting is completed.

Fiduciary activities income

The Bank partners with Trust Management Network to provide Asset Management & Trust services.  Fiduciary activities income is primarily standard monthly trustee fees.  The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed.

Debit card income

Debit card income represent fees earned on Bank-issued debit card transactions.  The Bank earns interchange fees from debit cardholder transactions through the related payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' account.  Certain expenses directly associated with the debit card are recorded on a net basis with the interchange income.

Gains (losses) on sales of available-for-sale securities

Gains and losses on sales of available-for-sale securities are from the sale of investment securities.  The gain or loss is recognized upon settlement of the sale transaction.

Other income

Other income within the scope of ASC 606 include check sales fees, bankcard fees, merchant fees and increase in cash surrender value of life insurance policies.  Check sales fees, based on check sales volume, are received from check printing companies and are recognized monthly.  Bankcard fees are earned from the Bank's credit card program and are recognized monthly as the service period is completed.  Merchant fees are earned for card payment services provided to its merchant customers.  The Bank has a contract with a third party to provide card payment services to merchants that contract for those services.  Merchant fees are recognized monthly as the service period is completed.  The Bank owns life insurance policies on certain officers and directors of the Bank.  The increase in cash surrender value of life insurance policies is recognized on a monthly basis based upon the current expected cash surrender value of the underlying life insurance policies.

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. "Risk Factors," and the other risks described in our 2017 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

•
Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, the adequacy of the allowance for loan losses, underwriting standards, and risk grading

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

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

●	Possible changes in the initiatives and policies of the federal bank regulatory agencies

•	Tax rates and the possible impact of changes in the U.S. tax laws

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

•	The possible impact of weather related conditions, including drought, fire or flooding, and related governmental responses on economic conditions, especially in the agricultural sector

•	Maintenance of insurance coverages appropriate for our operations

•	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

•	Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management's belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A "Risk Factors" of Part II of this Form 10-Q, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q and "Risk Factors" and "Supervision and Regulation" in our 2017 Annual Report on Form 10-K, and in our other reports to the SEC.

INTRODUCTION

This overview of Management's Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission ("SEC"), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Significant results and developments during the first quarter and year-to-date 2018 included:

•	Net income of $2.7 million for the three months ended March 31, 2018, up 8.7% from $2.5 million earned for the same period last year.

•	Diluted earnings per share of $0.23 for the three months ended March 31, 2018, up 4.6% from diluted income per share of $0.22 in the same period last year.

•	Net interest income of $10.5 million for the three months ended March 31, 2018, up 12.9% from $9.3 million in the same period last year.

●	Net interest margin of 3.74% for the three months ended March 31, 2018, up 9.4% from 3.42% for the same period last year.

•	Provision for loan losses of $0.5 million for the three months ended March 31, 2018, down 12.5% from $0.6 million for the same period last year.

•	Total assets of $1.2 billion as of March 31, 2018, down 1.1% from $1.2 billion as of December 31, 2017.

•	Total net loans (including loans held-for-sale) of $721.0 million as of March 31, 2018, down 2.6% from $740.2 million as of December 31, 2017.

•	Total investment securities of $291.2 million as of March 31, 2018, up 3.7% from $280.7 million as of December 31, 2017.

•	Total deposits of $1.1 billion as of March 31, 2018, down 1.1% from $1.1 billion as of December 31, 2017.

SUMMARY

The Company recorded net income of $2,733,000 for the three months ended March 31, 2018, representing an increase of $220,000 from net income of $2,513,000 for the same period in 2017.

The following tables present a summary of the results for the three months ended March 31, 2018 and 2017, and a summary of our financial condition at March 31, 2018 and December 31, 2017:

	Three months ended March 31, 2018	Three months ended March 31, 2017

(in thousands except for per share amounts)
For the Period:
Net Income	$2,733	$2,513
Basic Earnings Per Common Share	$0.24	$0.22
Diluted Earnings Per Common Share	$0.23	$0.22
Net Income to Average Assets (annualized)	0.91%	0.87%
Net Income to Average Equity (annualized)	10.85%	10.64%
Average Equity to Average Assets	8.39%	8.13%

	March 31, 2018	December 31, 2017

(in thousands except for ratios)
At Period End:
Total Assets	$1,204,269	$1,217,658
Total Investment Securities	$291,166	$280,741
Total Loans, Net (including loans held-for-sale)	$720,989	$740,152
Total Deposits	$1,092,794	$1,104,740
Loan-To-Deposit Ratio	66.0%	67.0%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$717,675	$8,806	4.98%	$660,028	$7,961	4.89%
Certificates of deposit	1,984	6	1.23%	16,161	36	0.90%
Interest bearing due from banks	123,235	511	1.68%	139,768	296	0.86%
Investment securities, taxable	280,552	1,308	1.89%	263,729	1,102	1.69%
Investment securities, non-taxable (2)	12,259	39	1.29%	19,108	75	1.59%
Other interest earning assets	5,567	105	7.65%	4,409	108	9.93%
Total average interest-earning assets	1,141,272	10,775	3.83%	1,103,203	9,578	3.52%
Non-interest-earning assets:
Cash and due from banks	24,267			24,451
Premises and equipment, net	6,154			6,095
Interest receivable and other assets	29,683			27,773
Total average assets	1,201,376			1,161,522

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	303,755	67	0.09%	288,923	60	0.08%
Savings and MMDA's	337,901	129	0.15%	334,643	127	0.15%
Time, $250,000 and under	52,184	47	0.37%	58,717	59	0.41%
Time, over $250,000	18,841	20	0.43%	19,866	19	0.39%
Total average interest-bearing liabilities	712,681	263	0.15%	702,149	265	0.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	376,428			354,759
Interest payable and other liabilities	11,486			10,128
Total liabilities	1,100,595			1,067,036
Total average stockholders' equity	100,781			94,486
Total average liabilities and stockholders' equity	$1,201,376			$1,161,522
Net interest income and net interest margin (3)		$10,512	3.74%		$9,313	3.42%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $28 and $16 for the three months ended March 31, 2018 and 2017, respectively.
(2)  Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)  For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2018			Three months ended December 31, 2017
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$717,675	$8,806	4.98%	$699,547	$8,549	4.85%
Certificates of deposit	1,984	6	1.23%	2,890	9	1.24%
Interest bearing due from banks	123,235	511	1.68%	149,960	449	1.19%
Investment securities, taxable	280,552	1,308	1.89%	281,377	1,217	1.72%
Investment securities, non-taxable (2)	12,259	39	1.29%	13,811	48	1.38%
Other interest earning assets	5,567	105	7.65%	5,567	99	7.06%
Total average interest-earning assets	1,141,272	10,775	3.83%	1,153,152	10,371	3.57%
Non-interest-earning assets:
Cash and due from banks	24,267			26,163
Premises and equipment, net	6,154			6,344
Interest receivable and other assets	29,683			29,321
Total average assets	1,201,376			1,214,980

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	303,755	67	0.09%	299,706	63	0.08%
Savings and MMDA's	337,901	129	0.15%	350,341	152	0.17%
Time, $250,000 and under	52,184	47	0.37%	55,740	57	0.41%
Time, over $250,000	18,841	20	0.43%	19,310	15	0.31%
Total average interest-bearing liabilities	712,681	263	0.15%	725,097	287	0.16%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	376,428			375,570
Interest payable and other liabilities	11,486			12,141
Total liabilities	1,100,595			1,112,808
Total average stockholders' equity	100,781			102,172
Total average liabilities and stockholders' equity	$1,201,376			$1,214,980
Net interest income and net interest margin (3)		$10,512	3.74%		$10,084	3.47%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $28 and $40 for the three months ended March 31, 2018 and December 31, 2017, respectively.
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

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended March 31, 2018 over the three months ended March 31, 2017 and the three months ended March 31, 2018 over the three months ended December 31, 2017.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended March 31, 2018 Over Three Months Ended March 31, 2017			Three Months Ended March 31, 2018 Over Three Months Ended December 31, 2017
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase in Interest Income:

Loans	$711	$134	$845	$126	$131	$257
Certificates of Deposit	(40)	10	(30)	(3)	—	(3)
Due From Banks	(40)	255	215	(93)	155	62
Investment Securities - Taxable	74	132	206	(4)	95	91
Investment Securities - Non-taxable	(24)	(12)	(36)	(5)	(4)	(9)
Other Assets	25	(28)	(3)	—	6	6

	$706	$491	$1,197	$21	$383	$404

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$2	$5	$7	$—	$4	$4
Savings & MMDAs	2	—	2	(5)	(18)	(23)
Time Certificates	(11)	—	(11)	(11)	6	(5)

	$(7)	$5	$(2)	$(16)	$(8)	$(24)

Increase in Net Interest Income:	$713	$486	$1,199	$37	$391	$428

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $4,381,000 decrease in cash and cash equivalents, a $10,425,000 increase in investment securities available-for-sale, a $18,553,000 decrease in net loans held-for-investment, a $610,000 decrease in loans held-for-sale, and a $171,000 decrease in premises & equipment from December 31, 2017 to March 31, 2018.  The decrease in cash and cash equivalents was due to a decrease in non-interest bearing accounts, which was partially offset by an increase in interest bearing due from Federal Reserve Bank accounts.  The increase in investment securities available-for-sale was primarily the result of the purchases of U.S. Treasury, agency and mortgage-backed securities.  The decrease in net loans held-for-investment was primarily due to decreased demand for commercial, commercial real estate, agriculture, residential construction, and consumer loans.  The decrease in net loans held-for-investment was partially offset by an increase in residential mortgage loans. The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The decrease in premises & equipment was primarily due to depreciation expense recorded for the three months ended March 31, 2018.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $11,946,000 from December 31, 2017 to March 31, 2018.  The decrease in deposits was due to decreases in interest-bearing deposit accounts, money market accounts, and time deposits, which were partially offset by increases in demand deposits and savings accounts.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate 25 basis points from 1.50% to 1.75% during the three months ended March 31, 2018.

Interest income on loans for the three months ended March 31, 2018 was up 10.6% from the same period in 2017, increasing from $7,961,000 to $8,806,000.  The increase in interest income on loans for the three months ended March 31, 2018 as compared to the same period a year ago was primarily due to an increase in average loans and a nine basis point increase in loan yields.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on investment securities available-for-sale for the three months ended March 31, 2018 was up 14.4% from the same period in 2017, increasing from $1,177,000 to $1,347,000. The increase in interest income on investment securities for the three months ended March 31, 2018 as compared to the same period a year ago was primarily due to an increase in average investment securities and an 18 basis point increase in yields on investment securities.  The increase in yields on investment securities is primarily due to the reinvestment of cash flows into higher yielding investment securities.

Interest income on interest-bearing due from banks for the three months ended March 31, 2018 was up 72.6% from the same period in 2017, increasing from $296,000 to $511,000.  The increase in interest income on interest-bearing due from banks for the three months ended March 31, 2018 as compared to the same period a year ago was due to an 82 basis point increase in interest-bearing due from yields, which was partially offset by a decrease in average interest-bearing due from banks balance.

Interest income on certificates of deposit for the three months ended March 31, 2018 was down 83.3% from the same period in 2017, decreasing from $36,000 to $6,000.  The decrease in interest income on certificates of deposit for the three months ended March 31, 2018 as compared to the same period a year ago was primarily due to a decrease in average balance of certificates of deposit, which was partially offset by a 33 basis point increase in certificates of deposit yields.

The Company had no Federal Funds sold balances during the three months ended March 31, 2018 and March 31, 2017.

Interest Expense

Interest expense on deposits for the three months ended March 31, 2018 was down 0.8% from the same period in 2017, decreasing from $265,000 to $263,000.

The Company had no FHLB advances or other borrowing balances during the three months ended March 31, 2018 and March 31, 2017.

Provision for Loan Losses

There was a provision for loan losses of $525,000 for the three months ended March 31, 2018 compared to a provision for loan losses of $600,000 for the same period in 2017.  The allowance for loan losses was approximately $11,715,000, or 1.60% of total loans, at March 31, 2018, compared to $11,133,000, or 1.49% of total loans, at December 31, 2017.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three months ended March 31, 2018 and March 31, 2017.

Provisions for unfunded lending commitment losses are included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was down 36.6% for the three months ended March 31, 2018 from the same period in 2017, decreasing from $2,845,000 to $1,804,000.

The decrease was primarily due to the $1,187,000 gain on sale leaseback of real estate recognized in the three months ended March 31, 2017.  This sale was related to the sale of land and building which is partially occupied by a Bank branch.  Other changes included decreases on gains on sales of loans held-for-sale and loan servicing income, which were partially offset by increases in service charges on deposit accounts, investment and brokerage services income, fiduciary activities income, debit card income and other income.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in loans being serviced.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets recorded.  The increase in service charges on deposit accounts was primarily due to an increase in non-sufficient funds fees and account analysis fees.  The increase in investment and brokerage services income and fiduciary activities income was primarily due to an increase in demand for those services.  The increase in debit card income was primarily due to an increase in the volume of transactions.

Non-Interest Expenses

Total non-interest expenses were up 6.5% for the three months ended March 31, 2018 from the same period in 2017, increasing from $7,503,000 to $7,994,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment expense, data processing, stationery and supplies and advertising, which was partially offset by a decrease in other expenses.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries and bonus expense.  The increase in occupancy and equipment expense was primarily due to an increase in service contracts.  The increase in data processing was primarily due to increases in general data processing costs.  The decrease in other expenses was primarily due to a decrease in consulting fees.

The following table sets forth other non-interest expenses by category for the three months ended March 31, 2018 and 2017.

	(in thousands)
	Three months ended March 31, 2018	Three months ended March 31, 2017
Other non-interest expenses
FDIC assessments	$110	$135
Contributions	49	45
Legal fees	54	46
Accounting and audit fees	105	93
Consulting fees	96	250
Postage expense	26	69
Telephone expense	30	32
Public relations	61	51
Training expense	27	48
Loan origination expense	51	35
Computer software depreciation	36	38
Operational losses	40	98
Loan collection expense	12	26
Other non-interest expense	483	494
Total other non-interest expenses	$1,180	$1,460

Income Taxes

The Company's tax rate, the Company's income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company's provision for income taxes.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law.  Among other changes, the new law provides a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  Provision for income taxes was down 31.0% for the three months ended March 31, 2018 from the same period in 2017, decreasing from $1,542,000 to $1,064,000 primarily as a result of the reduction in the federal corporate income tax rate coupled with a decrease in pre-tax income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	(in thousands)
	March 31, 2018	December 31, 2017

Undisbursed loan commitments	$213,079	$220,882
Standby letters of credit	3,093	2,635
Commitments to sell loans	2,484	1,283
	$218,656	$224,800

The reserve for unfunded lending commitments amounted to $850,000 at each of March 31, 2018 and December 31, 2017, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company's non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2018 and December 31, 2017:

	At March 31, 2018			At December 31, 2017
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$879	$316	$563	$1,057	$32	$1,025
Commercial real estate	1,676	129	1,547	1,724	70	1,654
Agriculture	—	—	—	—	—	—
Residential mortgage	708	—	708	781	—	781
Residential construction	—	—	—	—	—	—
Consumer	312	—	312	205	—	205
Total non-accrual loans	$3,575	$445	$3,130	$3,767	$102	$3,665

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

Non-accrual loans amounted to $3,575,000 at March 31, 2018 and were comprised of three commercial loans totaling $879,000, three commercial real estate loans totaling $1,676,000, three residential mortgage loans totaling $708,000 and two consumer loans totaling $312,000.  Non-accrual loans amounted to $3,767,000 at December 31, 2017 and were comprised of three commercial loans totaling $1,057,000, three commercial real estate loans totaling $1,724,000, three residential mortgage loans totaling $781,000, and one consumer loan totaling $205,000. If the loan is collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at March 31, 2018 and December 31, 2017 consisting of loans on non-accrual status totaled $3,575,000 and $3,767,000, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $4,921,000 and $5,234,000 at March 31, 2018 and December 31, 2017, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See "Allowance for Loan Losses" below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $580,000 or 15.6% to $3,130,000 during the first three months of 2018.  Non-performing assets, net of guarantees, represented 0.3% of total assets at March 31, 2018.

	At March 31, 2018			At December 31, 2017
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$3,575	$445	$3,130	$3,767	$102	$3,665
Loans 90 days past due and still accruing	—	—	—	45	—	45

Total non-performing loans	3,575	445	3,130	3,812	102	3,710
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	3,575	445	3,130	3,812	102	3,710

Non-performing loans (net of guarantees) to total loans			0.4%			0.5%
Non-performing assets (net of guarantees) to total assets			0.3%			0.3%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			374.3%			300.1%

The Company had loans totaling $0 and $45,000 that were 90 days or more past due and still accruing at March 31, 2018 and December 31, 2017.

Excluding the non-performing loans cited previously, loans totaling $11,937,000 and $2,045,000 were classified as substandard or doubtful loans, representing potential problem loans at March 31, 2018 and December 31, 2017, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at March 31, 2018 and December 31, 2017.  The ratio of the Allowance for Loan Losses to total loans at March 31, 2018 and December 31, 2017 was 1.60% and 1.49%, respectively.

Other real estate owned ("OREO") consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of March 31, 2018 and December 31, 2017, respectively.

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

The following table summarizes the Allowance for Loan Losses of the Company during the three months ended March 31, 2018 and 2017, and for the year ended December 31, 2017:

 Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2018	2017	2017

Balance at beginning of period	$11,133	$10,899	$10,899
Provision for loan losses	525	600	600
Loans charged-off:
Commercial	—	—	(681)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	(121)
Residential Construction	—	—	—
Consumer	(6)	(11)	(33)
Total charged-off	(6)	(11)	(835)

Recoveries:
Commercial	9	2	302
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	16	—	96
Residential Construction	1	1	5
Consumer	37	8	66
Total recoveries	63	11	469

Net charge-offs	57	—	(366)

Balance at end of period	$11,715	$11,499	$11,133

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.03%	0.00%	(0.05%)
Allowance for loan losses
To total loans at the end of the period	1.60%	1.73%	1.49%
To non-performing loans, net of guarantees at the end of the period	374.3%	280.2%	300.1%

The allowance for loan losses to non-performing loans, net of guarantees was 374.3% and 280.2% as of March 31, 2018 and March 31, 2017, respectively.  The increase in allowance for loan losses to non-performing loans, net of guarantees was primarily due to an decrease in non-performing loans, net of guarantees.  The increase in allowance for loan losses during the first three months in 2018 was due to an increase in unallocated reserves.  The increase in unallocated reserves was driven by a decrease in loans outstanding due to seasonal fluctuations associated with Agricultural production loans and reductions in Commercial Real Estate loans outstanding.

Deposits

Deposits are one of the Company's primary sources of funds.  At March 31, 2018, the Company had the following deposit mix: 30.5% in savings and MMDA deposits, 6.4% in time deposits, 28.1% in interest-bearing transaction deposits and 35.0% in non-interest-bearing transaction deposits.  At December 31, 2017, the Company had the following deposit mix: 30.5% in savings and MMDA deposits, 6.6% in time deposits, 28.3% in interest-bearing transaction deposits and 34.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 or more outstanding at March 31, 2018 and December 31, 2017 are summarized as follows:

	(in thousands)
	March 31, 2018	December 31, 2017
Three months or less	$4,791	$2,093
Over three to twelve months	8,451	9,454
Over twelve months	5,275	7,344
Total	$18,517	$18,891

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management's opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 66.0% on March 31, 2018.  In addition, on March 31, 2018, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $20,488,000 in securities due within one year or less; and $62,938,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $80,000,000 at March 31, 2018.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at March 31, 2018 of $312,421,000; credit availability is subject to certain collateral requirements.  The Company had no borrowings outstanding as of March 31, 2018.

The Company's primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the guidelines published by the Basel Committee on Banking Supervision (Basel Committee) known as the Basel III Global Regulatory Framework for Capital and Liquidity.  These rules adopted by the FRB and the other federal banking agencies (the U.S. Basel III Capital Rules) replaced the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The Bank became subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in by January 1, 2019, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets when fully phased in). The phase-in of the capital conservation buffer began on January 1, 2016, and must be completed by January 1, 2019. The U.S. Basel III Capital Rules also provide for various adjustments and deductions to the definitions of regulatory capital that phased in from January 1, 2014 through December 31, 2017.

As of March 31, 2018, the Bank's capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2018.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$104,401	8.69%	5.0%
Common Equity Tier 1	$104,401	12.43%	6.5%
Tier 1 Risk-Based	$104,401	12.43%	8.0%
Total Risk-Based	$114,922	13.69%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2018, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2018.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2018, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2017 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At March 31, 2018, approximately 78% of the Bank's loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At March 31, 2018, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 73% and 5%, respectively, of the total loans in the Bank's portfolio.  At March 31, 2018, all of the Bank's real estate mortgage and construction loans and approximately 2% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  Deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.  For additional information, see "Business – Certain CFPB Rules" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At March 31, 2018, approximately 78% of the Bank's loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. – OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit Number	Description of Document

10.29	Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Jeremiah Z. Smith, Senior Executive Vice President and Chief Operating Officer.

10.30	Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Kevin Spink, Executive Vice President and Chief Financial Officer.

10.31	Change of Control Agreement between First Northern Bank of Dixon and Joe Danelson, Executive Vice President and Chief Credit Officer.

10.32	Change of Control Agreement between First Northern Bank of Dixon and Jeffrey Adamski, Executive Vice President and Senior Loan Officer.

10.33	Executive Retirement/Retention Participation Agreement for Jeffrey Adamski, Executive Vice President and Senior Loan Officer.

10.34	Amended Form of Salary Continuation Agreement between First Northern Bank of Dixon and Bruce Orris, Executive Vice President and Chief Information Officer.

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 9, 2018	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)