Form 10-Q
period 2018-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2018-08-01
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of Common Stock outstanding as of July 30, 2018  was 11,661,857.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2018	December 31, 2017

Assets

Cash and cash equivalents	$121,220	$152,892
Certificates of deposit	4,165	1,984
Investment securities – available-for-sale	285,909	280,741
Loans, net of allowance for loan losses of $11,807 at June 30, 2018 and $11,133 at December 31, 2017	730,831	739,112
Loans held-for-sale	1,436	1,040
Stock in Federal Home Loan Bank and other equity securities, at cost	6,019	5,567
Premises and equipment, net	5,991	6,248
Interest receivable and other assets	30,953	30,074

Total Assets	$1,186,524	$1,217,658

Liabilities and Stockholders' Equity

Liabilities:

Demand deposits	$386,083	$382,157
Interest-bearing transaction deposits	307,523	312,569
Savings and MMDA's	310,515	336,592
Time, $250,000 or less	50,307	54,531
Time, over $250,000	17,200	18,891
Total deposits	1,071,628	1,104,740

Interest payable and other liabilities	11,322	12,874

Total Liabilities	1,082,950	1,117,614

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 11,661,857 shares issued and outstanding at June 30, 2018 and 11,630,129 shares issued and outstanding at December 31, 2017	86,048	85,583
Additional paid-in capital	977	977
Retained earnings	23,367	17,881
Accumulated other comprehensive loss, net	(6,818)	(4,397)
Total Stockholders' Equity	103,574	100,044

Total Liabilities and Stockholders' Equity	$1,186,524	$1,217,658

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Interest and dividend income:
Loans	$9,146	$8,211	$17,952	$16,172
Due from banks interest bearing accounts	427	291	944	623
Investment securities
Taxable	1,314	1,191	2,622	2,293
Non-taxable	34	73	73	148
Other earning assets	98	83	203	191
Total interest and dividend income	11,019	9,849	21,794	19,427
Interest expense:
Deposits	281	255	544	520
Total interest expense	281	255	544	520
Net interest income	10,738	9,594	21,250	18,907
Provision for loan losses	525	—	1,050	600
Net interest income after provision for loan losses	10,213	9,594	20,200	18,307
Non-interest income:
Service charges on deposit accounts	490	495	978	913
Gains on sales of loans held-for-sale	85	148	154	295
Investment and brokerage services income	159	145	320	288
Mortgage brokerage income	6	30	12	43
Loan servicing income	100	116	206	266
Fiduciary activities income	155	118	311	243
Debit card income	536	501	1,038	968
Gains (losses) on sales of available-for-sale securities	—	—	—	(16)
Gain on sale-leaseback of real estate	—	—	—	1,187
Other income	214	202	530	413
Total non-interest income	1,745	1,755	3,549	4,600
Non-interest expenses:
Salaries and employee benefits	5,063	4,453	10,380	9,204
Occupancy and equipment	697	693	1,412	1,389
Data processing	489	437	1,019	839
Stationery and supplies	106	108	205	178
Advertising	97	80	185	146
Directors' fees	75	76	140	135
Other real estate owned expense	—	—	—	(1)
Other expense	1,292	1,373	2,472	2,833
Total non-interest expenses	7,819	7,220	15,813	14,723
Income before provision for income taxes	4,139	4,129	7,936	8,184
Provision for income taxes	1,136	1,581	2,200	3,123

Net income	$3,003	$2,548	$5,736	$5,061

Basic earnings per common share	$0.26	$0.22	$0.50	$0.44
Diluted earnings per common share	$0.26	$0.22	$0.49	$0.43

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Net income	$3,003	$2,548	$5,736	$5,061
Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gains arising during the period, net of tax effect of $(246) and $64 for the three months ended June 30, 2018 and June 30, 2017, respectively, and $(977) and $70 for the six months ended June 30, 2018 and June 30, 2017, respectively	(610)	93	(2,421)	103
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $0 for each of the three months ended June 30, 2018 and June 30, 2017 and $0 and $6 for the six months ended June 30, 2018 and June 30, 2017, respectively	—	—	—	10
Directors' and officers' retirement plan equity adjustments, net of tax effect of $0 for the three months ended June 30, 2018 and June 30, 2017, and $0 and $(31) for the six months ended June 30, 2018 and June 30, 2017, respectively	—	—	—	(46)
Other comprehensive (loss) income, net of tax	$(610)	$93	$(2,421)	$67

Comprehensive income	$2,393	$2,641	$3,315	$5,128

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total

Balance at December 31, 2016	11,148,446	$79,114	$977	$14,557	$(2,350)	$92,298
Net income				8,748		8,748
Other comprehensive loss, net of taxes					(1,448)	(1,448)
Stock dividend adjustment	289	207		(207)		—
Tax rate change reclassification				599	(599)	—
4% stock dividend declared in 2018	447,312	5,806		(5,806)		—
Cash in lieu of fractional shares	(129)			(10)		(10)
Stock-based compensation		378				378
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	34,211	78				78
Balance at December 31, 2017	11,630,129	$85,583	$977	$17,881	$(4,397)	$100,044
Net income				5,736		5,736
Other comprehensive loss, net of taxes					(2,421)	(2,421)
Stock dividend adjustment	628	240		(240)		—
Cash in lieu of fractional shares	(159)			(10)		(10)
Stock-based compensation		225				225
Common shares issued related to restricted stock grants, net of restricted stock reversals	25,281	—				—
Stock options exercised, net	5,978	—				—
Balance at June 30, 2018	11,661,857	$86,048	$977	$23,367	$(6,818)	$103,574

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows From Operating Activities
Net income	$5,736	$5,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285	295
Accretion and amortization of investment securities premiums and discounts, net	1,393	1,853
Valuation adjustment on mortgage servicing rights	—	(21)
Increase in deferred loan origination fees and costs, net	70	133
Provision for loan losses	1,050	600
Stock-based compensation	225	165
Losses on sales of available-for-sale securities	—	16
Gain on sale-leaseback of real estate	—	(1,187)
Gains on sales of loans held-for-sale	(154)	(295)
Proceeds from sales of loans held-for-sale	10,194	15,699
Originations of loans held-for-sale	(10,436)	(12,886)
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	98	(673)
Decrease in interest payable and other liabilities	(1,552)	(517)
Net cash provided by operating activities	6,909	8,243

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	14,580	2,275
Proceeds from sales of available-for-sale securities	—	462
Principal repayments on available-for-sale securities	25,081	23,694
Purchase of available-for-sale securities	(49,620)	(55,419)
Net (increase) decrease in certificates of deposit	(2,181)	12,245
Net decrease (increase) in loans	7,161	(5,980)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(452)	(1,158)
Proceeds from sale of bank premises and equipment	—	2,868
Purchases of bank premises and equipment, net	(28)	(930)
Net cash used in investing activities	(5,459)	(21,943)

Cash Flows From Financing Activities
Net decrease in deposits	(33,112)	(14,423)
Cash dividends paid in lieu of fractional shares	(10)	(10)
Net cash provided by financing activities	(33,122)	(14,433)

Net decrease in Cash and Cash Equivalents	(31,672)	(28,133)
Cash and Cash Equivalents, beginning of period	152,892	159,643
Cash and Cash Equivalents, end of period	$121,220	$131,510

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$536	$518
Income taxes	$1,655	$3,265
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,046	$5,295
Decrease in directors' and officers' retirement plan equity adjustment, net of tax	$—	$(46)
Change in unrealized holding (losses) gains on available for sale securities, net of taxes	$(2,421)	$113
 See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 and December 31, 2017

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

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such the accounting area that could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses is included in the "Asset Quality" and "Allowance for Loan Loss" discussions below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Recently Adopted Accounting Standards:

In May 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 specifies a standardized approach for revenue recognition across industries and transactions.  The scope of this ASU does not include revenue streams covered by other ASU topics.  Our revenue is comprised of net interest income on financial assets and financial liabilities and non-interest income.  All of our net interest income and a portion of our non-interest income is excluded from the scope of Topic 606.  The contracts that are in scope are primarily related to service charges and fees on deposit accounts, debit card income, investment and brokerage income and fiduciary activities income.  We adopted the requirements of ASU 2014-09 on January 1, 2018.  We have analyzed all revenue streams and determined our revenue recognition practices in scope of Topic 606 did not change in any material regard upon adoption of this ASU.  See Note 11, Revenue from Contracts with Customers, for a description of the Company's sources of Non-interest income within the scope of ASC 606.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01, among other things:

●
Require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

●	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
●	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).
●
Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

We adopted the requirements of ASU 2016-01 effective January 1, 2018.  The fair value of our loans held for investment, which is recorded at amortized cost, now incorporates the exit price notion.  See Note 6, Fair Value Measurements.

Recently Issued Accounting Standards:

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

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company currently leases ten properties.  This ASU will result in the recording of a lease liability and a related right-of-use asset on the Company's financial statements.  Management has not yet quantified the lease liability and right-of-use asset and is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently gathering data required to measure expected credit losses in accordance with this ASU and will then evaluate the impact of this ASU on the Company's consolidated financial statements.  While the Company has not quantified the impact of this ASU, it does expect changing from the current loss model to an expected loss model will result in an earlier recognition of losses.

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

3.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2018 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$30,433	$—	$(242)	$30,191
Securities of U.S. government agencies and corporations	38,318	—	(360)	37,958
Obligations of states and political subdivisions	18,414	124	(167)	18,371
Collateralized mortgage obligations	66,296	—	(2,659)	63,637
Mortgage-backed securities	140,052	33	(4,333)	135,752

Total debt securities	$293,513	$157	$(7,761)	$285,909

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

The Company had $3,465,000 and $14,580,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three and six months ended June 30, 2018, respectively.  The Company had $0 and $2,737,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three and six months ended June 30, 2017, respectively.  There were no gross realized gains on sales of available-for-sale securities for the three and six months ended June 30, 2018 and June 30, 2017.  There were no gross realized losses from sales of available-for-sale securities for the three and six months ended June 30, 2018.  Gross realized losses from sales of available-for-sale securities were $0 and $(16,000) for the three and six months ended June 30, 2017, respectively.

The amortized cost and estimated market value of debt and other securities at June 30, 2018, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$36,120	$36,000
Due after one year through five years	47,010	46,380
Due after five years through ten years	4,035	4,140
Subtotal	87,165	86,520
MBS & CMO	206,348	199,389
Total	$293,513	$285,909

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2018, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$21,788	$(80)	$8,403	$(162)	$30,191	$(242)
Securities of U.S. government agencies and corporations	20,841	(132)	17,117	(228)	37,958	(360)
Obligations of states and political subdivisions	6,179	(54)	6,075	(113)	12,254	(167)
Collateralized mortgage obligations	19,502	(576)	44,135	(2,083)	63,637	(2,659)
Mortgage-backed securities	45,840	(1,120)	84,797	(3,213)	130,637	(4,333)

Total	$114,150	$(1,962)	$160,527	$(5,799)	$274,677	$(7,761)

No decline in value was considered "other-than-temporary" during the first six months of 2018.  One hundred two securities, all considered investment grade, which had a fair value of $114,150,000 and a total unrealized loss of $1,962,000, have been in an unrealized loss position for less than twelve months as of June 30, 2018.  One hundred forty-five securities, all considered investment grade, which had a fair value of $160,527,000 and a total unrealized loss of $5,799,000, have been in an unrealized loss position for more than twelve months as of June 30, 2018.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that we will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of June 30, 2018.

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

Investment securities carried at $36,084,000 and $32,399,000 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.  LOANS

The composition of the Company's loan portfolio, by loan class, as of June 30, 2018  and December 31, 2017, was as follows:

($ in thousands)	June 30, 2018	December 31, 2017

Commercial	$131,471	$135,015
Commercial Real Estate	392,073	398,346
Agriculture	112,457	113,555
Residential Mortgage	45,767	42,081
Residential Construction	22,694	21,299
Consumer	37,197	38,900

	741,659	749,196
Allowance for loan losses	(11,807)	(11,133)
Net deferred origination fees and costs	979	1,049

Loans, net	$730,831	$739,112

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

Residential mortgage loans, which are secured by real estate, are primarily susceptible to four risks: non-payment due to diminished or lost income; over-extension of credit; a lack of borrower's cash flow to sustain payments; and shortfalls in collateral value.  In general, non-payment is usually due to loss of employment and follows general economic trends, particularly the upward movement in the unemployment rate, loss of collateral value, and demand shifts.

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

Consumer loans, whether unsecured or secured, are primarily susceptible to four risks: non-payment due to diminished or lost income; over-extension of credit; a lack of borrower's cash flow to sustain payments; and shortfall in collateral value for secured loans.  In general, non-payment is usually due to loss of employment and will follow general economic trends, particularly the upward movements in the unemployment rate, loss of collateral value, and demand shifts.

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

As of June 30, 2018, approximately 18% in principal amount of the Company's loans were for general commercial uses including professional, retail and small businesses.  Approximately 53% in principal amount of the Company's loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 15% in principal amount of the Company's loans were for agriculture, approximately 6% in principal amount of the Company's loans were residential mortgage loans, approximately 3% in principal amount of the Company's loans were residential construction loans and approximately 5% in principal amount of the Company's loans were consumer loans.

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

At June 30, 2018 and December 31, 2017, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's loans by delinquency and non-accrual status, as of June 30, 2018 and December 31, 2017, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
June 30, 2018
Commercial	$131,064	$—	$—	$12	$395	$131,471
Commercial Real Estate	390,325	93	—	—	1,655	392,073
Agriculture	112,448	9	—	—	—	112,457
Residential Mortgage	45,311	—	345	—	111	45,767
Residential Construction	22,694	—	—	—	—	22,694
Consumer	36,922	38	—	—	237	37,197
Total	$738,764	$140	$345	$12	$2,398	$741,659

December 31, 2017
Commercial	$133,913	$—	$—	$45	$1,057	$135,015
Commercial Real Estate	396,521	101	—	—	1,724	398,346
Agriculture	113,555	—	—	—	—	113,555
Residential Mortgage	40,354	349	597	—	781	42,081
Residential Construction	21,299	—	—	—	—	21,299
Consumer	38,656	1	38	—	205	38,900
Total	$744,298	$451	$635	$45	$3,767	$749,196

Non-accrual loans amounted to $2,398,000 at June 30, 2018 and were comprised of three commercial loans totaling $395,000, three commercial real estate loans totaling $1,655,000, two residential mortgage loans totaling $111,000, and two consumer loans totaling $237,000.  Non-accrual loans amounted to $3,767,000 at December 31, 2017 and were comprised of three commercial loans totaling $1,057,000, three commercial real estate loans totaling $1,724,000, three residential mortgage loans totaling $781,000, and one consumer loan totaling $205,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at June 30, 2018.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Loans to be considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 5 (special mention) or worse and an aggregate exposure of $500,000 or more.  Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan's effective interest rate; the loan's observable market price; or fair value of collateral if the loan is collateral dependent.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of June 30, 2018 and December 31, 2017 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2018
Commercial	$3,241	$395	$2,140	$2,535	$45
Commercial Real Estate	2,074	1,655	267	1,922	35
Agriculture	—	—	—	—	—
Residential Mortgage	1,819	111	1,474	1,585	304
Residential Construction	637	—	637	637	58
Consumer	455	237	209	446	4
Total	$8,226	$2,398	$4,727	$7,125	$446

December 31, 2017
Commercial	$3,882	$1,057	$2,603	$3,660	$53
Commercial Real Estate	2,114	1,724	272	1,996	36
Agriculture	—	—	—	—	—
Residential Mortgage	2,628	781	1,496	2,277	302
Residential Construction	651	—	650	650	76
Consumer	418	205	213	418	3
Total	$9,693	$3,767	$5,234	$9,001	$470

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended June 30, 2018 and June 30, 2017 was as follows:

($ in thousands)	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,863	$45	$4,542	$8
Commercial Real Estate	1,934	4	1,164	4
Agriculture	—	—	—	—
Residential Mortgage	1,888	15	2,736	23
Residential Construction	641	9	808	10
Consumer	484	3	592	9
Total	$7,810	$76	$9,842	$54

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the six months ended June 30, 2018 and June 30, 2017 was as follows:

($ in thousands)	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,129	$91	$4,887	$17
Commercial Real Estate	1,955	7	1,050	8
Agriculture	—	—	—	—
Residential Mortgage	2,018	30	2,835	54
Residential Construction	644	19	812	19
Consumer	462	6	630	17
Total	$8,208	$153	$10,214	$115

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

The Company had $4,727,000 and $5,896,000 in TDR loans as of June 30, 2018 and December 31, 2017, respectively.  Specific reserves for TDR loans totaled $446,000 and $470,000 as of June 30, 2018 and December 31, 2017, respectively.  TDR loans performing in compliance with modified terms totaled $4,727,000 and $5,234,000 as of June 30, 2018 and December 31, 2017, respectively.  There were no commitments to advance additional funds on existing TDR loans as of June 30, 2018.

There were no loans modified as TDRs during the three and six months ended June 30, 2018 and 2017.

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  There were no loans modified as a TDR within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2018 and June 30, 2017.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as current and expected future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table presents the risk ratings by loan class as of June 30, 2018 and December 31, 2017:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Commercial	$128,183	$845	$2,443	$—	$—	$131,471
Commercial Real Estate	369,512	7,071	15,490	—	—	392,073
Agriculture	107,254	5,203	—	—	—	112,457
Residential Mortgage	45,414	228	125	—	—	45,767
Residential Construction	22,694	—	—	—	—	22,694
Consumer	36,639	—	558	—	—	37,197
Total	$709,696	$13,347	$18,616	$—	$—	$741,659

December 31, 2017
Commercial	$132,846	$1,050	$1,119	$—	$—	$135,015
Commercial Real Estate	378,632	16,101	3,613	—	—	398,346
Agriculture	110,370	3,140	45	—	—	113,555
Residential Mortgage	39,142	2,147	792	—	—	42,081
Residential Construction	21,299	—	—	—	—	21,299
Consumer	38,157	500	243	—	—	38,900
Total	$720,446	$22,938	$5,812	$—	$—	$749,196

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2018.

Three months ended June 30, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2018	$2,549	$5,414	$1,423	$643	$348	$305	$1,033	$11,715
Provision for loan losses	654	(30)	112	(28)	12	—	(195)	525

Charge-offs	(475)	—	—	—	—	(5)	—	(480)
Recoveries	36	—	—	4	1	6	—	47
Net (charge-offs) recoveries	(439)	—	—	4	1	1	—	(433)
Balance as of June 30, 2018	$2,764	$5,384	$1,535	$619	$361	$306	$838	$11,807

Six months ended June 30, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for loan losses	569	(76)	(12)	(29)	(1)	(68)	667	1,050

Charge-offs	(475)	—	—	—	—	(11)	—	(486)
Recoveries	45	—	—	20	2	43	—	110
Net (charge-offs) recoveries	(430)	—	—	20	2	32	—	(376)
Balance as of June 30, 2018	$2,764	$5,384	$1,535	$619	$361	$306	$838	$11,807

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2018.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$45	$35	$—	$304	$58	$4	$—	$446
Loans collectively evaluated for impairment	2,719	5,349	1,535	315	303	302	838	11,361
Ending Balance	$2,764	$5,384	$1,535	$619	$361	$306	$838	$11,807

The following table details activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2017.

Three months ended June 30, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2017	$3,808	$4,723	$1,287	$701	$454	$381	$145	$11,499
Provision for loan losses	(869)	160	88	(114)	22	(12)	725	—

Charge-offs	—	—	—	—	—	(5)	—	(5)
Recoveries	121	—	—	90	1	14	—	226
Net (charge-offs) recoveries	121	—	—	90	1	9	—	221
Balance as of June 30, 2017	$3,060	$4,883	$1,375	$677	$477	$378	$870	$11,720

Six months ended June 30, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for loan losses	(634)	973	113	(73)	35	(126)	312	600

Charge-offs	—	—	—	—	—	(16)	—	(16)
Recoveries	123	—	—	90	2	22	—	237
Net (charge-offs) recoveries	123	—	—	90	2	6	—	221
Balance as of June 30, 2017	$3,060	$4,883	$1,375	$677	$477	$378	$870	$11,720

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

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2017.

Year ended December 31, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for loan losses	(567)	1,550	285	(7)	(85)	(189)	(387)	600

Charge-offs	(681)	—	—	(121)	—	(33)	—	(835)
Recoveries	302	—	—	96	5	66	—	469
Net (charge-offs) recoveries	(379)	—	—	(25)	5	33	—	(366)
Ending Balance	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Period-end amount allocated to:
Loans individually evaluated for impairment	$53	$36	$—	$302	$76	$3	$—	$470
Loans collectively evaluated for impairment	2,572	5,424	1,547	326	284	339	171	10,663
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133

The Company's investment in loans as of June 30, 2018, June 30, 2017, and December 31, 2017, related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company's impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2018
Loans individually evaluated for impairment	$2,535	$1,922	$—	$1,585	$637	$446	$7,125
Loans collectively evaluated for impairment	128,936	390,151	112,457	44,182	22,057	36,751	734,534
Ending Balance	$131,471	$392,073	$112,457	$45,767	$22,694	$37,197	$741,659

June 30, 2017
Loans individually evaluated for impairment	$3,541	$1,533	$—	$2,450	$805	$591	$8,920
Loans collectively evaluated for impairment	119,262	353,527	101,340	38,897	23,997	39,821	676,844
Ending Balance	$122,803	$355,060	$101,340	$41,347	$24,802	$40,412	$685,764

December 31, 2017
Loans individually evaluated for impairment	$3,660	$1,996	$—	$2,277	$650	$418	$9,001
Loans collectively evaluated for impairment	131,355	396,350	113,555	39,804	20,649	38,482	740,195
Ending Balance	$135,015	$398,346	$113,555	$42,081	$21,299	$38,900	$749,196

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2018 for cash proceeds equal to the fair value of the loans.  At June 30, 2018, and December 31, 2017, the Company serviced real estate mortgage loans for others totaling $216,266,000 and $221,591,000, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017

Constant prepayment rate	9.39%	10.80%
Discount rate	10.02%	10.02%
Weighted average life (years)	6.53	6.02

 The following table summarizes the Company's mortgage servicing rights assets as of June 30, 2018 and December 31, 2017.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2017	Additions	Reductions	June 30, 2018

Mortgage servicing rights	$1,712	$72	$(143)	$1,641
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,712	$72	$(143)	$1,641

At June 30, 2018 and December 31, 2017, the estimated fair market value of the Company's mortgage servicing rights asset was $2,011,000 and $1,876,000, respectively.

The Company received contractually specified servicing fees of $138,000 and $145,000 for the three months ended June 30, 2018 and June 30, 2017, respectively.  The Company received contractually specified servicing fees of $277,000 and $291,000 for the six months ended June 30, 2018 and June 30, 2017, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	(in thousands)
June 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$30,191	$30,191	$—	$—
Securities of U.S. government agencies and corporations	37,958	—	37,958	—
Obligations of states and political subdivisions	18,371	—	18,371	—
Collateralized mortgage obligations	63,637	—	63,637	—
Mortgage-backed securities	135,752	—	135,752	—
Total investments at fair value	$285,909	$30,191	$255,718	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	(in thousands)
December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,464	$18,464	$—	$—
Securities of U.S. government agencies and corporations	21,109	—	21,109	—
Obligations of states and political subdivisions	23,208	—	23,208	—
Collateralized mortgage obligations	66,083	—	66,083	—
Mortgage-backed securities	151,877	—	151,877	—
Total investments at fair value	$280,741	$18,464	$262,277	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2018:

	(in thousands)
June 30, 2018	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$300	$—	$—	$300
Total assets at fair value	$300	$—	$—	$300

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2017:

	(in thousands)
December 31, 2017	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$1,468	$—	$—	$1,468
Total assets at fair value	$1,468	$—	$—	$1,468

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2018 and December 31, 2017.

Key methods and assumptions used in measuring the fair value of impaired loans and loan servicing rights as of June 30, 2018 and December 31, 2017 were as follows:

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

At June 30, 2018, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments for the periods ended June 30, 2018 and December 31, 2017 were approximately as follows:

		June 30, 2018		December 31, 2017
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$121,220	$121,220	$152,892	$152,892
Certificates of deposit	2	4,165	4,165	1,984	1,983
Stock in Federal Home Loan Bank and other equity securities	3	6,019	6,019	5,567	5,567
Loans receivable:
Net loans	3	730,831	691,414	739,112	736,292
Loans held-for-sale	2	1,436	1,462	1,040	1,060
Interest receivable	2	4,173	4,173	4,117	4,117
Mortgage servicing rights	3	1,641	2,011	1,712	1,876
Financial liabilities:
Deposits	3	1,071,628	934,796	1,104,740	993,425
Interest payable	2	81	81	72	72

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2018	December 31, 2017

Undisbursed loan commitments	$212,199	$220,882
Standby letters of credit	3,053	2,635
Commitments to sell loans	1,839	1,283

	$217,091	$224,800

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2018 and December 31, 2017, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $3,053,000 and $2,635,000 at June 30, 2018 and December 31, 2017, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $850,000 at June 30, 2018 and December 31, 2017, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2018 and December 31, 2017, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

The following table presents the activity related to stock options for the three months ended June 30, 2018.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	313,509	$8.64
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	313,509	$8.64	$1,589,159	7.27
Exercisable (vested) at End of Period	154,508	$6.32	$1,141,290	5.77

The following table presents the activity related to stock options for the six months ended June 30, 2018.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	260,592	$7.42
Granted	69,868	$13.03
Expired	(3,412)	$11.90
Cancelled / Forfeited	—	—
Exercised	(13,539)	7.05
Options outstanding at End of Period	313,509	$8.64	$1,589,159	7.27
Exercisable (vested) at End of Period	154,508	$6.32	$1,141,290	5.77

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2018 was $2.48 per share.

The intrinsic value of options exercised was $81,000 and $0 during the six months ended June 30, 2018 and June 30, 2017, respectively.  The fair value of awards vested was $114,000 and $85,000 during the six months ended June 30, 2018 and June 30, 2017, respectively.

As of June 30, 2018, there was $333,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.75 years.

There was $35,000 and $68,000 of recognized compensation cost related to stock options granted for the three and six months ended June 30, 2018, respectively.

A summary of the weighted average assumptions used in valuing stock options during the three and six months ended June 30, 2018 is presented below:

	Three Months Ended June 30, 2018*	Six Months Ended June 30, 2018
Risk Free Interest Rate	—	2.57%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	14.44%

* There were no stock options granted during the three months ended June 30, 2018.

The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2018.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	113,709	$9.37
Granted	—	—
Cancelled/Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	113,709	$9.37	$1,558,950	2.87

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2018.
	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	111,848	$7.85
Granted	25,769	13.03
Cancelled/Forfeited	—	—
Exercised/Released/Vested	(23,908)	6.22
Non-vested restricted stock outstanding at End of Period	113,709	$9.37	$1,558,950	2.87

The weighted average fair value of restricted stock granted during the six months ended June 30, 2018 was $13.03 per share.

As of June 30, 2018, there was $629,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.87 years.

There was $68,000 and $129,000 of recognized compensation cost related to restricted stock awards for the three and six months ended June 30, 2018, respectively.

The Company has an Employee Stock Purchase Plan ("ESPP").  There are 281,216 shares of common stock authorized under the ESPP.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 4% stock dividend declared on January 25, 2018, payable March 29, 2018 to shareholders of record as of February 28, 2018.  The ESPP will expire on March 16, 2026.

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

As of June 30, 2018, there was $28,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $14,000 and $28,000 of recognized compensation cost related to ESPP issuances for the three and six months ended June 30, 2018, respectively.

The weighted average fair value at issuance date during the six months ended June 30, 2018 was $2.69 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2018 is presented below.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Risk Free Interest Rate	1.61%	1.61%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	12.50%	12.50%

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2018.

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Loss
Balance as of March 31, 2018	$(4,808)	$(1,403)	$3	$(6,208)
Current period other comprehensive income (loss)	(610)	—	—	(610)
Balance as of June 30, 2018	$(5,418)	$(1,403)	$3	$(6,818)

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2018.

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)
Current period other comprehensive income (loss)	(2,421)	—	—	(2,421)
Balance as of June 30, 2018	$(5,418)	$(1,403)	$3	$(6,818)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2017.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Loss
Balance as of March 31, 2017	$(1,658)	$(732)	$14	$(2,376)
Current period other comprehensive income (loss)	93	—	—	93
Balance as of June 30, 2017	$(1,565)	$(732)	$14	$(2,283)

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2017.

($ in thousands)	Unrealized Gains on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)
Current period other comprehensive income (loss)	113	(46)	—	67
Balance as of June 30, 2017	$(1,565)	$(732)	$14	$(2,283)

10.  OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 25, 2018, the Board of Directors of the Company declared a 4% stock dividend payable March 29, 2018 to shareholders of record as of February 28, 2018.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017 (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income	$3,003	$2,548	$5,736	$5,061

Weighted average common shares outstanding	11,548,148	11,507,913	11,540,458	11,502,729
Basic EPS	$0.26	$0.22	$0.50	$0.44

Diluted earnings per share:
Net income	$3,003	$2,548	$5,736	$5,061

Weighted average common shares outstanding	11,548,148	11,507,913	11,540,458	11,502,729

Effect of dilutive shares	160,695	144,615	161,669	143,943

Adjusted weighted average common shares outstanding	11,708,843	11,652,528	11,702,127	11,646,672
Diluted EPS	$0.26	$0.22	$0.49	$0.43

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 69,868 shares and 71,134 shares for the three months ended June 30, 2018 and 2017, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 101,163 shares and 71,134 shares for the six months ended June 30, 2018 and 2017, respectively.

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

Investment and brokerage services income

The Bank earns investment and brokerage services fees for providing a broad range of alternative investment products and services through Raymond James Financial Services, Inc.  Brokerage fees are generally earned in two ways.  Brokerage fees for managed accounts charge a set annual percentage fee based on the underlying portfolio value and are earned and recognized on a quarterly basis.  Brokerage fees for a standard commission account are charged on a per transaction fee and are earned and recognized at the time of the transaction.

Mortgage brokerage income

The Bank earns a brokerage fee for originating mortgage loans for other institutions.  The loans are underwritten and funded by other institutions.  The brokerage fee is a percentage of the total loan amount.  The performance obligation is satisfied and fees are recognized once underwriting is completed and the loan has been funded.

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

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current low-interest rate environment

•	Possible changes in the initiatives and policies of the federal bank regulatory agencies

•	Tax rates and the impact of changes in the U.S. tax laws

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

•
The possible impact of weather related conditions, including drought, fire or flooding, seismic events, and related governmental responses, on economic conditions, especially in the agricultural sector

•	Maintenance of insurance coverages appropriate for our operations

•	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

•	Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management's belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to, those listed in Item 1A "Risk Factors" of Part II of this Form 10-Q, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q and "Risk Factors" and "Supervision and Regulation" in our 2017 Annual Report on Form 10-K, and in our other reports to the SEC.

INTRODUCTION

This overview of Management's Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the SEC, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Significant results and developments during the second quarter and year-to-date 2018 included:

•
Net income of $5.7 million for the six months ended June 30, 2018, up 13.3% from $5.1 million earned for the same period last year.  Net income of $3.0 million for the three months ended June 30, 2018, up 17.9% from $2.5 million for the same period last year.

•
Diluted earnings per share of $0.49 for the six months ended June 30, 2018, up 14.0% from diluted earnings per share of $0.43 in the same period last year.  Diluted earnings per share of $0.26 for the three months ended June 30, 2018, up 18.2% from diluted earnings per share of $0.22 for the same period last year.

•
Net interest income of $21.3 million for the six months ended June 30, 2018, up 12.4% from $18.9 million for the same period last year.  Net interest income of $10.7 million for the three months ended June 30, 2018, up 11.9% from $9.6 million for the same period last year.

•
Net interest margin of 3.78% for the six months ended June 30, 2018, up 9.3% from 3.46% for the same period last year.  Net interest margin of 3.83% for the three months ended June 30, 2018, up 9.1% from 3.51% for the same period last year.

•
Provision for loan losses of $1.1 million for the six months ended June 30, 2018, up 75.0% from $0.6 million for the same period last year.  Provision for loan losses of $0.5 million for the three months ended June 30, 2018, compared to no provision for loan losses for the same period last year.

•
Provision for income taxes of $2.2 million for the six months ended June 30, 2018, down 29.6% from $3.1 million for the same period last year.  Provision for income taxes of $1.1 million for the three months ended June 30, 2018, down 28.2% from $1.6 million for the same period last year.  The decrease was primarily a result of the reduction in the federal corporate income tax rate.

•	Total assets of $1.19 billion as of June 30, 2018, down 2.6% from $1.22 billion as of December 31, 2017.

•	Total net loans of $732.3 million as of June 30, 2018 (including loans held-for-sale), down 1.1% from $740.2 million as of December 31, 2017.

•	Total investment securities of $285.9 million as of June 30, 2018, up 1.8% from $280.7 million as of December 31, 2017.

•	Total deposits of $1.07 billion as of June 30, 2018, down 3.0% from $1.1 billion as of December 31, 2017.

SUMMARY FINANCIAL DATA

The Company recorded net income of $5,736,000 for the six months ended June 30, 2018, representing an increase of $675,000 or 13.3% from net income of $5,061,000 for the same period in 2017.  The Company recorded net income of $3,003,000 for the three months ended June 30, 2018, representing an increase of $455,000 or 17.9% from net income of $2,548,000 for the same period in 2017.

The following tables present a summary of the results for the three and six months ended June 30, 2018 and 2017, and a summary of financial condition at June 30, 2018 and December 31, 2017.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
(in thousands except for per share amounts)
For the Period:
Net Income	$3,003	$2,548	$5,736	$5,061
Basic Earnings Per Common Share	$0.26	$0.22	$0.50	$0.44
Diluted Earnings Per Common Share	$0.26	$0.22	$0.49	$0.43
Net Income to Average Assets (annualized)	1.01%	0.88%	0.96%	0.87%
Net Income to Average Equity (annualized)	11.74%	10.51%	11.29%	10.57%
Average Equity to Average Assets	8.62%	8.38%	8.51%	8.26%

	June 30, 2018	December 31, 2017

(in thousands except for ratios)
At Period End:
Total Assets	$1,186,524	$1,217,658
Total Investment Securities	$285,909	$280,741
Total Loans, Net (including loans held-for-sale)	$732,267	$740,152
Total Deposits	$1,071,628	$1,104,740
Loan-To-Deposit Ratio	68.3%	67.0%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$728,625	$9,146	5.03%	$672,786	$8,211	4.90%
Certificate of deposits	3,064	14	1.83%	4,852	15	1.24%
Interest bearing due from banks	98,032	413	1.69%	114,494	276	0.97%
Investment securities, taxable	279,931	1,314	1.88%	281,357	1,191	1.70%
Investment securities, non-taxable (2)	9,428	34	1.45%	19,080	73	1.53%
Other interest-earning assets	5,924	98	6.64%	5,313	83	6.27%
Total average interest-earning assets	1,125,004	11,019	3.93%	1,097,882	9,849	3.60%
Non-interest-earning assets:
Cash and due from banks	25,397			24,786
Premises and equipment, net	6,052			6,065
Interest receivable and other assets	30,129			28,361
Total average assets	$1,186,582			$1,157,094

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	299,471	87	0.12%	291,423	61	0.08%
Savings and MMDA's	329,465	130	0.16%	324,552	117	0.14%
Time, $250,000 or less	51,262	45	0.35%	58,333	54	0.37%
Time, over $250,000	17,526	19	0.43%	20,800	23	0.44%
Total average interest-bearing liabilities	697,724	281	0.16%	695,108	255	0.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	375,772			354,590
Interest payable and other liabilities	10,781			10,387
Total liabilities	1,084,277			1,060,085
Total average stockholders' equity	102,305			97,009
Total average liabilities and stockholders' equity	$1,186,582			$1,157,094
Net interest income and net interest margin (3)		$10,738	3.83%		$9,594	3.51%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $17 and $10 for the three months ended June 30, 2018 and 2017, respectively.

(2) Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)  For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$723,180	$17,952	5.01%	$666,443	$16,172	4.89%
Certificate of deposits	2,527	20	1.60%	10,475	50	0.96%
Interest bearing due from banks	110,563	924	1.69%	127,062	573	0.91%
Investment securities, taxable	280,240	2,622	1.89%	272,592	2,293	1.70%
Investment securities, non-taxable (2)	10,836	73	1.36%	19,094	148	1.56%
Other interest-earning assets	5,747	203	7.12%	4,863	191	7.92%
Total average interest-earning assets	1,133,093	21,794	3.88%	1,100,529	19,427	3.56%
Non-interest-earning assets:
Cash and due from banks	24,836			24,619
Premises and equipment, net	6,102			6,079
Interest receivable and other assets	29,907			28,069
Total average assets	$1,193,938			$1,159,296

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	301,601	154	0.10%	290,180	121	0.08%
Savings and MMDA's	333,659	259	0.16%	329,570	244	0.15%
Time, $250,000 or less	52,091	92	0.36%	58,131	113	0.39%
Time, over $250,000	17,810	39	0.44%	20,729	42	0.41%
Total average interest-bearing liabilities	705,161	544	0.16%	698,610	520	0.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	376,057			354,646
Interest payable and other liabilities	11,132			10,257
Total liabilities	1,092,350			1,063,513
Total average stockholders' equity	101,588			95,783
Total average liabilities and stockholders' equity	$1,193,938			$1,159,296
Net interest income and net interest margin (3)		$21,250	3.78%		$18,907	3.46%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $45 and $26 for the six months ended June 30, 2018 and 2017, respectively.

(2)  Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)  For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2018			Three months ended March 31, 2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$728,625	$9,146	5.03%	$717,675	$8,806	4.98%
Certificates of deposit	3,064	14	1.83%	1,984	6	1.23%
Interest bearing due from banks	98,032	413	1.69%	123,235	511	1.68%
Investment securities, taxable	279,931	1,314	1.88%	280,552	1,308	1.89%
Investment securities, non-taxable (2)	9,428	34	1.45%	12,259	39	1.29%
Other interest-earning assets	5,924	98	6.64%	5,567	105	7.65%
Total average interest-earning assets	1,125,004	11,019	3.93%	1,141,272	10,775	3.83%
Non-interest-earning assets:
Cash and due from banks	25,397			24,267
Premises and equipment, net	6,052			6,154
Interest receivable and other assets	30,129			29,683
Total average assets	$1,186,582			$1,201,376

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	299,471	87	0.12%	303,755	67	0.09%
Savings and MMDA's	329,465	130	0.16%	337,901	129	0.15%
Time, $250,000 and under	51,262	45	0.35%	52,184	47	0.37%
Time, over $250,000	17,526	19	0.43%	18,841	20	0.43%
Total average interest-bearing liabilities	697,724	281	0.16%	712,681	263	0.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	375,772			376,428
Interest payable and other liabilities	10,781			11,486
Total liabilities	1,084,277			1,100,595
Total average stockholders' equity	102,305			100,781
Total average liabilities and stockholders' equity	$1,186,582			$1,201,376
Net interest income and net interest margin (3)		$10,738	3.83%		$10,512	3.74%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $17 and $28 for the three months ended June 30, 2018 and March 31, 2018, respectively.

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

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended June 30, 2018 over the three months ended June 30, 2017, the six months ended June 30, 2018 over the six months ended ended June 30, 2017, and the three months ended June 30, 2018 over the three months ended March 31, 2018.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018			Three Months Ended June 30, 2018
	Over			Over			Over
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017			Three Months Ended March 31, 2018

	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$695	$240	$935	$1,435	$345	$1,780	$176	$164	$340
Certificate of Deposit	(6)	5	(1)	(52)	22	(30)	4	4	8
Due From Banks	(45)	182	137	(85)	436	351	(101)	3	(98)
Investment securities - Taxable	(6)	129	123	65	264	329	(4)	10	6
Investment Securities - Non-taxable	(35)	(4)	(39)	(57)	(18)	(75)	(10)	5	(5)
Other Assets	10	5	15	33	(21)	12	7	(14)	(7)

	$613	$557	$1,170	$1,339	$1,028	$2,367	$72	$172	$244

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$2	$24	$26	$4	$29	$33	$(1)	$21	$20
Savings & MMDAs	2	11	13	3	12	15	(5)	6	1
Time Certificates	(10)	(3)	(13)	(24)	—	(24)	(2)	(1)	(3)

	$(6)	$32	$26	$(17)	$41	$24	$(8)	$26	$18

Increase in Net Interest Income:	$619	$525	$1,144	$1,356	$987	$2,343	$80	$146	$226

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $31,672,000 or 20.7% decrease in cash and cash equivalents, a $2,181,000 or 109.9% increase in certificates of deposit, a $5,168,000 or 1.8% increase in investment securities available-for-sale, a $8,281,000 or 1.1% decrease in net loans held-for-investment, a $396,000 or 38.1% increase in loans held-for-sale, a $452,000 or 8.1% increase in stock in Federal Home Loan Bank and other equity securities and a $257,000 or 4.1% decrease in premises and equipment from December 31, 2017 to June 30, 2018.  The decrease in cash and cash equivalents was primarily due to a decrease in interest bearing due from Federal Reserve Bank accounts.  The increase in certificates of deposit was primarily due to purchases of certificates of deposit, which was partially offset by sales of certificates of deposit.  The increase in investment securities available-for-sale was primarily the result of the purchases of U.S. Treasury, agency and mortgage-backed securities, which was partially offset by maturities of U.S. Treasury and municipal securities.  The decrease in net loans held-for-investment was primarily due to decreased demand for commercial, commercial real estate, agriculture, and consumer loans, which was partially offset by increased demand for residential mortgage and residential construction loans.  The increase in loans held-for-sale was due to timing of sales of loans held-for-sale.  The increase in stock in Federal Home Loan Bank and other equity securities was due to the purchase of Federal Home Loan Bank stock.  The decrease in premises & equipment was primarily due to depreciation expense recorded for the six months ended June 30, 2018.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $33,112,000 or 3.0% from December 31, 2017 to June 30, 2018.  The decrease in deposits was due to decreases in interest-bearing transaction deposits, money market accounts and time deposits, which was partially offset by increases in demand deposits and savings accounts.  The decrease in deposits was largely due to seasonal fluctuations.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate 50 basis points from 1.50% to 2.00% during the six months ended June 30, 2018.

Interest income on loans for the six months ended June 30, 2018 was up 11.0% from the same period in 2017, increasing from $16,172,000 to $17,952,000, and was up 11.4% for the three months ended June 30, 2018 over the same period in 2017, increasing from $8,211,000 to $9,146,000.  The increase in interest income on loans for the six months ended June 30, 2018 as compared to the same period a year ago was primarily due to an increase in average loans and a 12 basis point increase in loan yields.  The increase in interest income on loans for the three months ended June 30, 2018 as compared to the same period a year ago was primarily due to an increase in average loans and a 13 basis point increase in loan yields.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on investment securities available-for-sale for the six months ended June 30, 2018 was up 10.4% from the same period in 2017, increasing from $2,441,000 to $2,695,000, and was up 6.7% for the three months ended June 30, 2018 over the same period in 2017, increasing from $1,264,000 to $1,348,000.  The increase in interest income on investment securities for the six months ended June 30, 2018 as compared to the same period a year ago was due to an 18 basis point increase in investment yields.  The increase in interest income on investment securities for the three months ended June 30, 2018 as compared to the same period a year ago was primarily due to an 18 basis point increase in investment yields, which was partially offset by a decrease in average investment securities.

Interest income on certificates of deposit for the six months ended June 30, 2018 was down 60.0% from the same period in 2017, decreasing from $50,000 to $20,000, and was down 6.7% for the three months ended June 30, 2018 over the same period in 2017, decreasing from $15,000 to $14,000.  The decrease in interest income on certificates of deposit for the six months ended June 30, 2018 as compared to the same period a year ago was due to a decrease in average balances of certificates of deposit, which was partially offset by a 64 basis point increase in yield on certificates of deposit. The decrease in interest income on certificates of deposit for the three months ended June 30, 2018 as compared to the same period a year ago was due to a decrease in average balances of certificates of deposit, which was partially offset by a 59 basis point increase in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the six months ended June 30, 2018 was up 61.3% from the same period in 2017, increasing from $573,000 to $924,000, and was up 49.7% for the three months ended June 30, 2018 over the same period in 2017, increasing from $276,000 to $413,000.  The increase in interest income on interest-bearing due from banks for the six months ended June 30, 2018 as compared to the same period a year ago was due to a 78 basis point increase in yield on interest-bearing due from banks due to an increase in the Federal Funds rate, which was partially offset by a decrease in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended June 30, 2018 as compared to the same period a year ago was due to a 72 basis point increase in yield on interest-bearing due from banks due to an increase in the Federal Funds rate, which was partially offset by a decrease in average balances of interest-bearing due from banks.

Interest income on other earning assets for the six months ended June 30, 2018 was up 6.3% from the same period in 2017, increasing from $191,000 to $203,000, and was up 18.1% for the three months ended June 30, 2018 over the same period in 2017, increasing from $83,000 to $98,000.  The increase in interest income on other assets for the six months ended June 30, 2018 as compared to the same period a year ago was due to an increase in average balances of other earning assets, which was partially offset by an 80 basis point decrease in yield on other earning assets.  The increase in interest income on other earning assets for the three months ended June 30, 2018 as compared to the same period a year ago was due to a 37 basis point increase in yield on other earning assets and an increase in average balances of other earning assets.

The Company had no Federal Funds sold balances during the three and six months ended June 30, 2018 and June 30, 2017.

Interest Expense

Interest expense on deposits and other borrowings for the six months ended June 30, 2018 was up 4.6% from the same period in 2017, increasing from $520,000 to $544,000, and was up 10.2% for the three months ended June 30, 2018 over the same period in 2017, increasing from $255,000 to $281,000.  The increase in interest expense during the three and six months ended June 30, 2018 was primarily due to a 1 basis point increase in the Company's average cost of funds due to increases in rates paid on various deposit products and an increase in the average balance of interest-bearing liabilities.

The Company had no borrowings or associated interest expense during the three and six months ended June 30, 2018 and June 30, 2017.

Provision for Loan Losses

Provision for loan losses for the six months ended June 30, 2018 was up 75.0% from the same period in 2017, increasing from $600,000 to $1,050,000.  Provision for loan losses for the three months ended June 30, 2018 was $525,000, compared to provision for loan losses of $0 for the same period in 2017.  The allowance for loan losses was approximately $11,807,000 or 1.59% of total loans, at June 30, 2018, compared to $11,133,000, or 1.49% of total loans, at December 31, 2017.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the three and six months ended June 30, 2018 was primarily due to increased charge-offs, increase in loan balances and an increase in qualitative risk factors compared to the same periods in 2017.  The increase in qualitative risk factors was primarily for residential mortgage loans and was primarily due to changes in lending policy and procedure and credit quality.

Provision for Unfunded Lending Commitment Losses

There was no provision for unfunded lending commitment losses for the three and six months ended June 30, 2018, compared to a provision for unfunded lending commitment losses of $57,000 for the three and six months ended June 30, 2017.

Provisions for unfunded lending commitment losses are included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-Interest income was down 22.9% for the six months ended June 30, 2018 from the same period in 2017, decreasing from $4,600,000 to $3,549,000.  The decrease was primarily due to the $1,187,000 gain on sale leaseback of real estate recognized in the six months ended June 30, 2017.  This sale was related to the sale of land and building which is partially occupied by a Bank branch.  Other changes include decreases on gains on sales of loans held-for-sale, mortgage brokerage income and loan servicing income, which was partially offset by increases in service charges on deposit accounts, investment and brokerage services income, fiduciary activities income and debit card income.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in the volume of sales.  The decrease in mortgage brokerage income was primarily due to a decrease in demand for those services.  The decrease in loan servicing income was primarily due to a decrease in loans being serviced.  The increase in service charges on deposit accounts was primarily due to an increase in account analysis fees.  The increase in investment and brokerage services income and fiduciary activities income was primarily due to an increase in demand for those services.  The increase in debit card income was primarily due to an increase in volume of transactions.

Non-Interest income was down 0.6% for the three months ended June 30, 2018 from the same period in 2017, decreasing from $1,755,000 to $1,745,000.  The decrease was primarily due to decreases on gains on sales of loans held-for-sale, mortgage brokerage income and loan servicing income, which was partially offset by increases in investment and brokerage services income, fiduciary activities income and debit card income.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in the volume of sales.  The decrease in mortgage brokerage income was primarily due to a decrease in demand for those services.  The decrease in loan servicing income was primarily due to a decrease in loans being serviced.  The increase in investment and brokerage services income and fiduciary activities income was primarily due to an increase in demand for those services.  The increase in debit card income was primarily due to an increase in volume of transactions.

Non-Interest Expenses

Total non-interest expenses were up 7.4% for the six months ended June 30, 2018 from the same period in 2017, increasing from $14,723,000 to $15,813,000.  The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing, stationery and supplies and advertising, which was partially offset by a decrease in other expenses.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries and bonus expense.  The increase in occupancy and equipment expense was primarily due to an increase in service contracts.  The increase in data processing was primarily due to increases in general data processing costs.  The decrease in other expenses was primarily due to decreases in consulting fees, allowance for unfunded commitments and FDIC assessments.

Total non-interest expenses were up 8.3% for the three months ended June 30, 2018 from the same period in 2017, increasing from $7,220,000 to $7,819,000.  The increase was primarily due to increases in salaries and employee benefits, data processing and advertising, which was partially offset by a decrease in other expenses.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries and bonus expense.  The increase in data processing was primarily due to increases in general data processing costs.  The decrease in other expenses was primarily due to decreases in allowance for unfunded commitments, FDIC assessments and loan origination expenses.

The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2018 and 2017.

	(in thousands)
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Other non-interest expenses
Provision for unfunded loan commitments	$—	$57	$—	$57
FDIC assessments	100	135	210	270
Contributions	31	50	80	95
Legal fees	98	58	152	104
Accounting and audit fees	107	97	211	190
Consulting fees	116	112	212	361
Postage expense	68	67	94	135
Telephone expense	28	32	57	65
Public relations	58	51	119	102
Training expense	38	28	65	76
Loan origination expense	22	55	73	90
Computer software depreciation	33	36	69	74
Sundry losses	53	50	93	148
Loan collection expense	30	33	43	59
Other non-interest expense	510	512	994	1,007

Total other non-interest expenses	$1,292	$1,373	$2,472	$2,833

Income Taxes

The Company's tax rate, the Company's income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company's provision for income taxes.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law.  Among other changes, the new law provided a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Provision for income taxes was down 29.6% for the six months ended June 30, 2018 from the same period in 2017, decreasing from $3,123,000 to $2,200,000 and was down 28.2% for the three months ended June 30, 2018 from the same period in 2017, decreasing from $1,581,000 to $1,136,000.  The decrease was primarily a result of the reduction in the federal corporate income tax rate.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2018	December 31, 2017

Undisbursed loan commitments	$212,199	$220,882
Standby letters of credit	3,053	2,635
Commitments to sell loans	1,839	1,283
	$217,091	$224,800

The reserve for unfunded lending commitments amounted to $850,000 at each of June 30, 2018 and December 31, 2017.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company's non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2018 and December 31, 2017:

	At June 30, 2018			At December 31, 2017
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$395	$314	$81	$1,057	$32	$1,025
Commercial real estate	1,655	125	1,530	1,724	70	1,654
Agriculture	—	—	—	—	—	—
Residential mortgage	111	—	111	781	—	781
Residential construction	—	—	—	—	—	—
Consumer	237	—	237	205	—	205
Total non-accrual loans	$2,398	$439	$1,959	$3,767	$102	$3,665

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

Non-accrual loans amounted to $2,398,000 at June 30, 2018 and were comprised of three commercial loans totaling $395,000, three commercial real estate loans totaling $1,655,000, two residential mortgage loans totaling $111,000 and two consumer loans totaling $237,000.  Non-accrual loans amounted to $3,767,000 at December 31, 2017 and were comprised of three commercial loans totaling $1,057,000, three commercial real estate loans totaling $1,724,000, three residential mortgage loans totaling $781,000, and one consumer loan totaling $205,000.  If the loan is collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at June 30, 2018 and December 31, 2017 consisting of loans on non-accrual status totaled $2,398,000 and $3,767,000, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $4,727,000 and $5,234,000 at June 30, 2018 and December 31, 2017, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See "Allowance for Loan Losses" below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,739,000, or 46.9%, to $1,971,000 during the first six months of 2018.  Non-performing assets, net of guarantees, represented 0.2% of total assets at June 30, 2018.

	At June 30, 2018			At December 31, 2017
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$2,398	$439	$1,959	$3,767	$102	$3,665
Loans 90 days past due and still accruing	12	—	12	45	—	45

Total non-performing loans	2,410	439	1,971	3,812	102	3,710
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$2,410	$439	$1,971	$3,812	$102	$3,710

Non-performing loans (net of guarantees) to total loans			0.3%			0.5%
Non-performing assets (net of guarantees) to total assets			0.2%			0.3%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			599.0%			300.1%

The Company had loans totaling $12,000 and $45,000 that were 90 days or more past due and still accruing at June 30, 2018 and December 31, 2017, respectively.

Excluding the non-performing loans cited previously, loans totaling $16,218,000 and $2,045,000 were classified as substandard or doubtful loans, representing potential problem loans at June 30, 2018 and December 31, 2017, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at June 30, 2018 and December 31, 2017.  The ratio of the Allowance for Loan Losses to total loans at June 30, 2018 and December 31, 2017 was 1.59% and 1.49%, respectively.

Other real estate owned ("OREO") consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of June 30, 2018 and December 31, 2017.

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

The following table summarizes the Allowance for Loan Losses of the Company during the six months ended June 30, 2018 and 2017, and for the year ended December 31, 2017:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2018	2017	2017

Balance at beginning of period	$11,133	$10,899	$10,899
Provision for loan losses	1,050	600	600
Loans charged-off:
Commercial	(475)	—	(681)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	(121)
Residential Construction	—	—	—
Consumer	(11)	(16)	(33)

Total charged-off	(486)	(16)	(835)

Recoveries:
Commercial	45	123	302
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	20	90	96
Residential Construction	2	2	5
Consumer	43	22	66

Total recoveries	110	237	469

Net charge-offs (recoveries)	(376)	221	(366)

Balance at end of period	$11,807	$11,720	$11,133

Ratio of net (charge-offs) recoveries to average loans outstanding during the period (annualized)	(0.10%)	0.07%	(0.05%)
Allowance for loan losses
To total loans at the end of the period	1.59%	1.71%	1.49%
To non-performing loans, net of guarantees at the end of the period	599.0%	397.0%	300.1%

The allowance for loan losses to non-performing loans, net of guarantees was 599.0% and 397.0% as of June 30, 2018 and June 30, 2017, respectively.  The increase in allowance for loan losses to non-performing loans, net of guarantees was primarily due to a decrease in non-performing loans, net of guarantees.  The increase in allowance for loan losses during the six months ended June 30, 2018 was due to an increase in unallocated reserves as well as an increase in qualitative risk factors primarily for residential mortgage loans.  The increase in unallocated reserves was driven by a decrease in loans outstanding primarily due to a reduction in Commercial Real Estate loans outstanding.  The increase in qualitative risk factors for residential mortgage loans was primarily due to changes in lending policy and procedure and credit quality.

Deposits

Deposits are one of the Company's primary sources of funds.  At June 30, 2018, the Company had the following deposit mix: 29.0% in savings and MMDA deposits, 6.3% in time deposits, 28.7% in interest-bearing transaction deposits and 36.0% in non-interest-bearing transaction deposits.  At December 31, 2017, the Company had the following deposit mix: 30.5% in savings and MMDA deposits, 6.6% in time deposits, 28.3% in interest-bearing transaction deposits and 34.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company accepts deposits in excess of $250,000 from customers and believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.

Maturities of time certificates of deposits of over $250,000 outstanding at June 30, 2018 and December 31, 2017 are summarized as follows:

	(in thousands)
	June 30, 2018	December 31, 2017
Three months or less	$2,822	$2,093
Over three to twelve months	8,773	9,454
Over twelve months	5,605	7,344
Total	$17,200	$18,891

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios; in management's opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 68.3% on June 30, 2018.  In addition, on June 30, 2018, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $36,124,000 in securities due within one year or less; and $51,118,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $80,000,000 at June 30, 2018.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at June 30, 2018 of $305,347,000; credit availability is subject to certain collateral requirements.

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

As of June 30, 2018, the Bank's capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2018.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$107,455	9.06%	5.0%
Common Equity Tier 1	$107,455	12.66%	6.5%
Tier 1 Risk-Based	$107,455	12.66%	8.0%
Total Risk-Based	$118,086	13.92%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2018, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2018.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2018, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2017 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At June 30, 2018, approximately 78% of the Bank's loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At June 30, 2018, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 72% and 6%, respectively, of the total loans in the Bank's portfolio.  At June 30, 2018, all of the Bank's real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  Deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.  For additional information, see "Business – Certain CFPB Rules" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At June 30, 2018, approximately 78% of the Bank's loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statement of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 1, 2018	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)