Form 10-Q
period 2018-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2018-11-07
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

The number of shares of Common Stock outstanding as of November 2, 2018  was 11,661,857.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2018	December 31, 2017

Assets

Cash and cash equivalents	$139,659	$152,892
Certificates of deposit	5,635	1,984
Investment securities – available-for-sale	290,986	280,741
Loans, net of allowance for loan losses of $12,339 at September 30, 2018 and $11,133 at December 31, 2017	762,815	739,112
Loans held-for-sale	1,005	1,040
Stock in Federal Home Loan Bank and other equity securities, at cost	6,019	5,567
Premises and equipment, net	5,994	6,248
Interest receivable and other assets	31,805	30,074

Total Assets	$1,243,918	$1,217,658

Liabilities and Stockholders' Equity

Liabilities:

Demand deposits	$405,635	$382,157
Interest-bearing transaction deposits	315,584	312,569
Savings and MMDA's	338,339	336,592
Time, $250,000 or less	48,642	54,531
Time, over $250,000	16,416	18,891
Total deposits	1,124,616	1,104,740

Interest payable and other liabilities	12,713	12,874

Total Liabilities	1,137,329	1,117,614

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 11,661,857 shares issued and outstanding at September 30, 2018 and 11,630,129 shares issued and outstanding at December 31, 2017	86,165	85,583
Additional paid-in capital	977	977
Retained earnings	26,834	17,881
Accumulated other comprehensive loss, net	(7,387)	(4,397)
Total Stockholders' Equity	106,589	100,044

Total Liabilities and Stockholders' Equity	$1,243,918	$1,217,658

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Interest and dividend income:
Loans	$9,648	$8,394	$27,600	$24,566
Due from banks interest bearing accounts	650	419	1,594	1,042
Investment securities
Taxable	1,360	1,252	3,982	3,545
Non-taxable	32	61	105	209
Other earning assets	110	93	313	284
Total interest and dividend income	11,800	10,219	33,594	29,646
Interest expense:
Deposits	341	272	885	792
Total interest expense	341	272	885	792
Net interest income	11,459	9,947	32,709	28,854
Provision for loan losses	525	—	1,575	600
Net interest income after provision for loan losses	10,934	9,947	31,134	28,254
Non-interest income:
Service charges on deposit accounts	509	532	1,487	1,445
Gains on sales of loans held-for-sale	116	123	270	418
Investment and brokerage services income	157	157	477	445
Mortgage brokerage income	14	32	26	75
Loan servicing income	109	98	315	364
Fiduciary activities income	138	122	449	365
Debit card income	541	508	1,579	1,476
Gains (losses) on sales of available-for-sale securities	—	2	—	(14)
Gain on sale-leaseback of real estate	—	—	—	1,187
Other income	202	206	732	619
Total non-interest income	1,786	1,780	5,335	6,380
Non-interest expenses:
Salaries and employee benefits	5,117	4,445	15,497	13,649
Occupancy and equipment	715	747	2,127	2,136
Data processing	490	430	1,509	1,269
Stationery and supplies	88	85	293	263
Advertising	79	80	264	226
Directors' fees	74	86	214	221
Other real estate owned expense	5	4	5	3
Other expense	1,347	1,284	3,819	4,117
Total non-interest expenses	7,915	7,161	23,728	21,884
Income before provision for income taxes	4,805	4,566	12,741	12,750
Provision for income taxes	1,338	1,766	3,538	4,889

Net income	$3,467	$2,800	$9,203	$7,861

Basic earnings per common share	$0.30	$0.24	$0.80	$0.68
Diluted earnings per common share	$0.30	$0.24	$0.79	$0.67

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Net income	$3,467	$2,800	$9,203	$7,861
Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gains arising during the period, net of tax effect of $(230) and $116 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $(1,207) and $186 for the nine months ended September 30, 2018 and September 30, 2017, respectively	(569)	176	(2,990)	280
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $0 and $(1) for the three months ended September 30, 2018 and September 30, 2017, respectively, and $0 and $6 for the nine months ended September 30, 2018 and September 30, 2017, respectively	—	(1)	—	8
Directors' and officers' retirement plan equity adjustments, net of tax effect of $0 for the three months ended September 30, 2018 and September 30, 2017, and $0 and $(31) for the nine months ended September 30, 2018 and September 30, 2017, respectively	—	—	—	(46)
Other comprehensive (loss) income, net of tax	$(569)	$175	$(2,990)	$242

Comprehensive income	$2,898	$2,975	$6,213	$8,103

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total

Balance at December 31, 2016	11,148,446	$79,114	$977	$14,557	$(2,350)	$92,298
Net income				8,748		8,748
Other comprehensive loss, net of taxes					(1,448)	(1,448)
Stock dividend adjustment	289	207		(207)		—
Tax rate change reclassification				599	(599)	—
4% stock dividend declared in 2018	447,312	5,806		(5,806)		—
Cash in lieu of fractional shares	(129)			(10)		(10)
Stock-based compensation		378				378
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	34,211	78				78
Balance at December 31, 2017	11,630,129	$85,583	$977	$17,881	$(4,397)	$100,044
Net income				9,203		9,203
Other comprehensive loss, net of taxes					(2,990)	(2,990)
Stock dividend adjustment	628	240		(240)		—
Cash in lieu of fractional shares	(159)			(10)		(10)
Stock-based compensation		342				342
Common shares issued related to restricted stock grants, net of restricted stock reversals	25,281	—				—
Stock options exercised, net	5,978	—				—
Balance at September 30, 2018	11,661,857	$86,165	$977	$26,834	$(7,387)	$106,589

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash Flows From Operating Activities
Net income	$9,203	$7,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	425	449
Accretion and amortization of investment securities premiums and discounts, net	2,007	2,751
Valuation adjustment on mortgage servicing rights	—	(21)
Increase in deferred loan origination fees and costs, net	39	237
Provision for loan losses	1,575	600
Stock-based compensation	342	253
Losses on sales of available-for-sale securities	—	14
Gain on sale-leaseback of real estate	—	(1,187)
Gains on sales of loans held-for-sale	(270)	(418)
Proceeds from sales of loans held-for-sale	17,636	21,823
Originations of loans held-for-sale	(17,331)	(19,890)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(524)	(765)
(Decrease) increase in interest payable and other liabilities	(161)	528
Net cash provided by operating activities	12,941	12,235

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	16,390	8,075
Proceeds from sales of available-for-sale securities	—	462
Principal repayments on available-for-sale securities	38,058	37,130
Purchase of available-for-sale securities	(70,897)	(73,128)
Net (increase) decrease in certificates of deposit	(3,651)	12,245
Net increase in loans	(25,317)	(24,133)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(452)	(1,158)
Proceeds from sale of bank premises and equipment	—	2,868
Purchases of bank premises and equipment, net	(171)	(1,209)
Net cash used in investing activities	(46,040)	(38,848)

Cash Flows From Financing Activities
Net increase in deposits	19,876	17,136
Cash dividends paid in lieu of fractional shares	(10)	(10)
Net cash provided by financing activities	19,866	17,126

Net decrease in Cash and Cash Equivalents	(13,233)	(9,487)
Cash and Cash Equivalents, beginning of period	152,892	159,643
Cash and Cash Equivalents, end of period	$139,659	$150,156

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$861	$775
Income taxes	$2,605	$5,115
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,046	$5,295
Decrease in directors' and officers' retirement plan equity adjustment, net of tax	$—	$(46)
Change in unrealized holding (losses) gains on available for sale securities, net of taxes	$(2,990)	$288

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 and December 31, 2017

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

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such the accounting area that could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses is included in the "Asset Quality" and "Allowance for Loan Losses" discussions below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Recently Adopted Accounting Standards:

In May 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 specifies a standardized approach for revenue recognition across industries and transactions.  The scope of this ASU does not include revenue streams covered by other ASU topics.  Our revenue is comprised of net interest income on financial assets and financial liabilities and non-interest income.  All of our net interest income and a portion of our non-interest income is excluded from the scope of Topic 606.  The contracts that are in scope are primarily related to service charges and fees on deposit accounts, debit card income, investment and brokerage income and fiduciary activities income.  We adopted the requirements of ASU 2014-09 on January 1, 2018.  We have analyzed all revenue streams and determined our revenue recognition practices in scope of Topic 606 did not change in any material regard upon adoption of this ASU.  See Note 11, Revenue from Contracts with Customers, for a description of the Company's sources of Non-interest income within the scope of Topic 606.

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

The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company currently leases ten properties.  This ASU will result in the recording of a lease liability and a related right-of-use asset on the Company's financial statements.  Management is currently in the process of quantifying the lease liability and right-of-use asset and evaluating the impact of this ASU on the Company's consolidated financial statements.

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

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements.  These amendments provide entities with an additional (and optional) transition method to adopt the new leases standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).  The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met.  For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.  The Company expects to adopt the optional transition method.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  These amendments modify various disclosure requirements in Topic 820.  For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In August 2018, FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.  These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  For public business entities, amendments are effective for fiscal years ending after December 15, 2020.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

3.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt securities at September 30, 2018 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$32,912	$—	$(257)	$32,655
Securities of U.S. government agencies and corporations	39,822	—	(366)	39,456
Obligations of states and political subdivisions	19,258	111	(206)	19,163
Collateralized mortgage obligations	64,964	—	(2,937)	62,027
Mortgage-backed securities	142,433	17	(4,765)	137,685

Total debt securities	$299,389	$128	$(8,531)	$290,986

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt securities at December 31, 2017 are summarized as follows:

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

The Company had $1,810,000 and $16,390,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three and nine months ended September 30, 2018, respectively.  The Company had $5,800,000 and $8,537,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three and nine months ended September 30, 2017, respectively.  There were no gross realized gains on sales of available-for-sale securities for the three and nine months ended September 30, 2018.  Gross realized gains on sales of available-for-sale securities were $2,000 for the three and nine months ended September 30, 2017.  There were no gross realized losses on sales of available-for-sale securities for the three and nine months ended September 30, 2018.  Gross realized losses from sales/calls of available-for-sale securities were $0 and $(16,000) for the three and nine months ended September 30, 2017, respectively.

The amortized cost and estimated market value of debt securities at September 30, 2018, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$42,443	$42,278
Due after one year through five years	43,810	43,169
Due after five years through ten years	5,739	5,827
Subtotal	91,992	91,274
MBS & CMO	207,397	199,712
Total	$299,389	$290,986

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2018, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$24,258	$(98)	$8,397	$(159)	$32,655	$(257)
Securities of U.S. government agencies and corporations	22,332	(152)	17,124	(214)	39,456	(366)
Obligations of states and political subdivisions	5,466	(54)	7,523	(152)	12,989	(206)
Collateralized mortgage obligations	9,104	(149)	52,923	(2,788)	62,027	(2,937)
Mortgage-backed securities	36,680	(689)	96,391	(4,076)	133,071	(4,765)

Total	$97,840	$(1,142)	$182,358	$(7,389)	$280,198	$(8,531)

No decline in value was considered "other-than-temporary" during the first nine months of 2018.  Ninety-three securities, all considered investment grade, which had a fair value of $97,840,000 and a total unrealized loss of $1,142,000, have been in an unrealized loss position for less than twelve months as of September 30, 2018.  One hundred sixty-four securities, all considered investment grade, which had a fair value of $182,358,000 and a total unrealized loss of $7,389,000, have been in an unrealized loss position for more than twelve months as of September 30, 2018.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that we will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of September 30, 2018.

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

Investment securities carried at $37,170,000 and $32,399,000 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.  LOANS

The composition of the Company's loan portfolio, by loan class, as of September 30, 2018  and December 31, 2017, was as follows:

($ in thousands)	September 30, 2018	December 31, 2017

Commercial	$129,381	$135,015
Commercial Real Estate	414,311	398,346
Agriculture	123,753	113,555
Residential Mortgage	47,641	42,081
Residential Construction	23,039	21,299
Consumer	36,019	38,900

	774,144	749,196
Allowance for loan losses	(12,339)	(11,133)
Net deferred origination fees and costs	1,010	1,049

Loans, net	$762,815	$739,112

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

As of September 30, 2018, approximately 17% in principal amount of the Company's loans were for general commercial uses including professional, retail and small businesses.  Approximately 53% in principal amount of the Company's loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 16% in principal amount of the Company's loans were for agriculture, approximately 6% in principal amount of the Company's loans were residential mortgage loans, approximately 3% in principal amount of the Company's loans were residential construction loans and approximately 5% in principal amount of the Company's loans were consumer loans.

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

At September 30, 2018 and December 31, 2017, all loans were pledged under blanket collateral liens to secure actual and potential borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank.

Non-accrual and Past Due Loans

The Company's loans by delinquency and non-accrual status, as of September 30, 2018 and December 31, 2017, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
September 30, 2018
Commercial	$128,813	$234	$—	$33	$301	$129,381
Commercial Real Estate	412,675	—	—	—	1,636	414,311
Agriculture	123,753	—	—	—	—	123,753
Residential Mortgage	47,357	180	—	—	104	47,641
Residential Construction	23,039	—	—	—	—	23,039
Consumer	35,595	211	—	—	213	36,019
Total	$771,232	$625	$—	$33	$2,254	$774,144

December 31, 2017
Commercial	$133,913	$—	$—	$45	$1,057	$135,015
Commercial Real Estate	396,521	101	—	—	1,724	398,346
Agriculture	113,555	—	—	—	—	113,555
Residential Mortgage	40,354	349	597	—	781	42,081
Residential Construction	21,299	—	—	—	—	21,299
Consumer	38,656	1	38	—	205	38,900
Total	$744,298	$451	$635	$45	$3,767	$749,196

Non-accrual loans amounted to $2,254,000 at September 30, 2018 and were comprised of two commercial loans totaling $301,000, three commercial real estate loans totaling $1,636,000, two residential mortgage loans totaling $104,000, and two consumer loans totaling $213,000.  Non-accrual loans amounted to $3,767,000 at December 31, 2017 and were comprised of three commercial loans totaling $1,057,000, three commercial real estate loans totaling $1,724,000, three residential mortgage loans totaling $781,000, and one consumer loan totaling $205,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at September 30, 2018.

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

Impaired loans, segregated by loan class, as of September 30, 2018 and December 31, 2017 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2018
Commercial	$3,344	$301	$2,343	$2,644	$41
Commercial Real Estate	2,060	1,636	264	1,900	22
Agriculture	—	—	—	—	—
Residential Mortgage	1,803	104	1,462	1,566	300
Residential Construction	568	—	568	568	48
Consumer	431	213	205	418	2
Total	$8,206	$2,254	$4,842	$7,096	$413

December 31, 2017
Commercial	$3,882	$1,057	$2,603	$3,660	$53
Commercial Real Estate	2,114	1,724	272	1,996	36
Agriculture	—	—	—	—	—
Residential Mortgage	2,628	781	1,496	2,277	302
Residential Construction	651	—	650	650	76
Consumer	418	205	213	418	3
Total	$9,693	$3,767	$5,234	$9,001	$470

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended September 30, 2018 and September 30, 2017 was as follows:

($ in thousands)	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,918	$43	$3,359	$91
Commercial Real Estate	1,923	4	2,164	4
Agriculture	—	—	—	—
Residential Mortgage	1,879	15	2,438	23
Residential Construction	606	2	732	9
Consumer	470	3	590	3
Total	$7,796	$67	$9,283	$130

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the nine months ended September 30, 2018 and September 30, 2017 was as follows:

($ in thousands)	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,007	$134	$4,460	$108
Commercial Real Estate	1,941	11	1,487	12
Agriculture	—	—	—	—
Residential Mortgage	1,905	45	2,733	77
Residential Construction	625	21	774	28
Consumer	451	9	620	20
Total	$7,929	$220	$10,074	$245

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

The Company had $5,036,000 and $5,896,000 in TDR loans as of September 30, 2018 and December 31, 2017, respectively.  Specific reserves for TDR loans totaled $413,000 and $470,000 as of September 30, 2018 and December 31, 2017, respectively.  TDR loans performing in compliance with modified terms totaled $4,842,000 and $5,234,000 as of September 30, 2018 and December 31, 2017, respectively.  There were no commitments to advance additional funds on existing TDR loans as of September 30, 2018.

Loans modified as TDRs during the three months ended September 30, 2018 and September 30, 2017 were as follows:

($ in thousands)	Three Months Ended September 30, 2018
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$194	$194
Total	1	$194	$194

($ in thousands)	Three Months Ended September 30, 2017
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$2,410	$2,410
Total	1	$2,410	$2,410

Loans modified as TDRs during the nine months ended September 30, 2018 and September 30, 2017 were as follows:

($ in thousands)	Nine Months Ended September 30, 2018
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$194	$194
Total	1	$194	$194

($ in thousands)	Nine Months Ended September 30, 2017
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial	1	$2,410	$2,410
Total	1	$2,410	$2,410

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  During the three and nine months ended September 30, 2018 and 2017, no TDR loans defaulted within 12 months of the modification date.

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

The following table presents the risk ratings by loan class as of September 30, 2018 and December 31, 2017:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2018
Commercial	$126,268	$282	$2,831	$—	$—	$129,381
Commercial Real Estate	389,763	8,770	15,778	—	—	414,311
Agriculture	118,377	5,368	8	—	—	123,753
Residential Mortgage	46,979	220	442	—	—	47,641
Residential Construction	23,039	—	—	—	—	23,039
Consumer	35,462	—	557	—	—	36,019
Total	$739,888	$14,640	$19,616	$—	$—	$774,144

December 31, 2017
Commercial	$132,846	$1,050	$1,119	$—	$—	$135,015
Commercial Real Estate	378,632	16,101	3,613	—	—	398,346
Agriculture	110,370	3,140	45	—	—	113,555
Residential Mortgage	39,142	2,147	792	—	—	42,081
Residential Construction	21,299	—	—	—	—	21,299
Consumer	38,157	500	243	—	—	38,900
Total	$720,446	$22,938	$5,812	$—	$—	$749,196

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2018.

Three months ended September 30, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2018	$2,764	$5,384	$1,535	$619	$361	$306	$838	$11,807
Provision for loan losses	2	287	153	1	(6)	(22)	110	525

Charge-offs	—	—	—	—	—	(8)	—	(8)
Recoveries	—	—	—	6	2	7	—	15
Net (charge-offs) recoveries	—	—	—	6	2	(1)	—	7
Balance as of September 30, 2018	$2,766	$5,671	$1,688	$626	$357	$283	$948	$12,339

Nine months ended September 30, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for loan losses	571	211	141	(28)	(7)	(90)	777	1,575

Charge-offs	(475)	—	—	—	—	(19)	—	(494)
Recoveries	45	—	—	26	4	50	—	125
Net (charge-offs) recoveries	(430)	—	—	26	4	31	—	(369)
Balance as of September 30, 2018	$2,766	$5,671	$1,688	$626	$357	$283	$948	$12,339

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2018.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$41	$22	$—	$300	$48	$2	$—	$413
Loans collectively evaluated for impairment	2,725	5,649	1,688	326	309	281	948	11,926
Ending Balance	$2,766	$5,671	$1,688	$626	$357	$283	$948	$12,339

The following table details activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2017.

Three months ended September 30, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2017	$3,060	$4,883	$1,375	$677	$477	$378	$870	$11,720
Provision for loan losses	(547)	577	101	(21)	(56)	40	(94)	—

Charge-offs	(220)	—	—	—	—	(9)	—	(229)
Recoveries	26	—	—	6	2	38	—	72
Net (charge-offs) recoveries	(194)	—	—	6	2	29	—	(157)
Balance as of September 30, 2017	$2,319	$5,460	$1,476	$662	$423	$447	$776	$11,563

Nine months ended September 30, 2017
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for loan losses	(1,181)	1,550	214	(94)	(21)	(86)	218	600

Charge-offs	(220)	—	—	—	—	(25)	—	(245)
Recoveries	149	—	—	96	4	60	—	309
Net (charge-offs) recoveries	(71)	—	—	96	4	35	—	64
Balance as of September 30, 2017	$2,319	$5,460	$1,476	$662	$423	$447	$776	$11,563

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

The Company's investment in loans as of September 30, 2018, September 30, 2017, and December 31, 2017, related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company's impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2018
Loans individually evaluated for impairment	$2,644	$1,900	$—	$1,566	$568	$418	$7,096
Loans collectively evaluated for impairment	126,737	412,411	123,753	46,075	22,471	35,601	767,048
Ending Balance	$129,381	$414,311	$123,753	$47,641	$23,039	$36,019	$774,144

September 30, 2017
Loans individually evaluated for impairment	$3,177	$2,796	$—	$2,425	$659	$589	$9,646
Loans collectively evaluated for impairment	120,479	363,554	109,140	40,419	21,310	39,212	694,114
Ending Balance	$123,656	$366,350	$109,140	$42,844	$21,969	$39,801	$703,760

December 31, 2017
Loans individually evaluated for impairment	$3,660	$1,996	$—	$2,277	$650	$418	$9,001
Loans collectively evaluated for impairment	131,355	396,350	113,555	39,804	20,649	38,482	740,195
Ending Balance	$135,015	$398,346	$113,555	$42,081	$21,299	$38,900	$749,196

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2018 for cash proceeds equal to the fair value of the loans.  At September 30, 2018, and December 31, 2017, the Company serviced real estate mortgage loans for others totaling $215,006,000 and $221,591,000, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017

Constant prepayment rate	9.30%	10.80%
Discount rate	10.01%	10.02%
Weighted average life (years)	6.56	6.02

 The following table summarizes the Company's mortgage servicing rights assets as of September 30, 2018 and December 31, 2017.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2017	Additions	Reductions	September 30, 2018

Mortgage servicing rights	$1,712	$113	$(210)	$1,615
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,712	$113	$(210)	$1,615

At September 30, 2018 and December 31, 2017, the estimated fair market value of the Company's mortgage servicing rights asset was $2,052,000 and $1,876,000, respectively.

The Company received contractually specified servicing fees of $136,000 and $142,000 for the three months ended September 30, 2018 and September 30, 2017, respectively.  The Company received contractually specified servicing fees of $412,000 and $434,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	(in thousands)
September 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$32,655	$32,655	$—	$—
Securities of U.S. government agencies and corporations	39,456	—	39,456	—
Obligations of states and political subdivisions	19,163	—	19,163	—
Collateralized mortgage obligations	62,027	—	62,027	—
Mortgage-backed securities	137,685	—	137,685	—
Total investments at fair value	$290,986	$32,655	$258,331	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	(in thousands)
December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,464	$18,464	$—	$—
Securities of U.S. government agencies and corporations	21,109	—	21,109	—
Obligations of states and political subdivisions	23,208	—	23,208	—
Collateralized mortgage obligations	66,083	—	66,083	—
Mortgage-backed securities	151,877	—	151,877	—
Total investments at fair value	$280,741	$18,464	$262,277	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2018:

	(in thousands)
September 30, 2018	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$300	$—	$—	$300
Total assets at fair value	$300	$—	$—	$300

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2017:

	(in thousands)
December 31, 2017	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$1,468	$—	$—	$1,468
Total assets at fair value	$1,468	$—	$—	$1,468

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2018 and December 31, 2017.

Key methods and assumptions used in measuring the fair value of impaired loans as of September 30, 2018 and December 31, 2017 were as follows:

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

At September 30, 2018, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3.

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments for the periods ended September 30, 2018 and December 31, 2017 were approximately as follows:

		September 30, 2018		December 31, 2017
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$139,659	$139,659	$152,892	$152,892
Certificates of deposit	2	5,635	5,629	1,984	1,983
Stock in Federal Home Loan Bank and other equity securities	3	6,019	6,019	5,567	5,567
Loans receivable:
Net loans	3	762,815	724,450	739,112	736,292
Loans held-for-sale	2	1,005	1,023	1,040	1,060
Interest receivable	2	4,493	4,493	4,117	4,117
Mortgage servicing rights	3	1,615	2,052	1,712	1,876
Financial liabilities:
Deposits	3	1,124,616	968,861	1,104,740	993,425
Interest payable	2	97	97	72	72

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2018	December 31, 2017

Undisbursed loan commitments	$205,609	$220,882
Standby letters of credit	2,125	2,635
Commitments to sell loans	1,268	1,283

	$209,002	$224,800

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2018 and December 31, 2017, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,125,000 and $2,635,000 at September 30, 2018 and December 31, 2017, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on their balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $800,000 and $850,000 at September 30, 2018 and December 31, 2017, respectively, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2018 and December 31, 2017, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

8.  STOCK PLANS

On January 25, 2018, the Board of Directors of the Company declared a 4% stock dividend payable as of March 29, 2018 to shareholders of record as of February 28, 2018.  All outstanding stock options and restricted stock have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2018.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	313,509	$8.64
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	313,509	$8.64	$1,579,753	7.02
Exercisable (vested) at End of Period	154,508	$6.32	$1,136,655	5.51

The following table presents the activity related to stock options for the nine months ended September 30, 2018.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	260,592	$7.42
Granted	69,868	$13.03
Expired	(3,412)	$11.90
Cancelled / Forfeited	—	—
Exercised	(13,539)	7.05
Options outstanding at End of Period	313,509	$8.64	$1,579,753	7.02
Exercisable (vested) at End of Period	154,508	$6.32	$1,136,655	5.51

The 2016 Stock Incentive Plan permits stock-for-stock exercises of shares.  During the nine months ended September 30, 2018, employees tendered 7,043 mature shares in stock-for-stock exercises.  Matured shares are those held by employees longer than six months.

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2018 was $2.48 per share.

The intrinsic value of options exercised was $81,000 and $0 during the nine months ended September 30, 2018 and September 30, 2017, respectively.  The fair value of awards vested was $114,000 and $85,000 during the nine months ended September 30, 2018 and September 30, 2017, respectively.

As of September 30, 2018, there was $297,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.57 years.

There was $36,000 and $104,000 of recognized compensation cost related to stock options granted for the three and nine months ended September 30, 2018, respectively.

A summary of the weighted average assumptions used in valuing stock options during the three and nine months ended September 30, 2018 is presented below:

	Three Months Ended September 30, 2018*	Nine Months Ended September 30, 2018
Risk Free Interest Rate	—	2.57%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	14.44%

* There were no stock options granted during the three months ended September 30, 2018.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2018.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	113,709	$9.37
Granted	—	—
Cancelled / Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested Restricted stock outstanding at End of Period	113,709	$9.37	$1,555,539	2.68

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2018.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	111,848	$7.85
Granted	25,769	13.03
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(23,908)	6.22
Non-vested Restricted stock outstanding at End of Period	113,709	$9.37	$1,555,539	2.68

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2018 was $13.03 per share.

As of September 30, 2018, there was $563,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.68 years.

There was $67,000 and $196,000 of recognized compensation cost related to restricted stock awards for the three and nine months ended September 30, 2018, respectively.

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

As of September 30, 2018, there was $14,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $14,000 and $42,000 of recognized compensation cost related to ESPP issuances for the three and nine months ended September 30, 2018, respectively.

The weighted average fair value at issuance date during the nine months ended September 30, 2018 was $2.69 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2018 is presented below.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Risk Free Interest Rate	1.61%	1.61%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	12.50%	12.50%

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2018.

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Loss
Balance as of June 30, 2018	$(5,418)	$(1,403)	$3	$(6,818)
Current period other comprehensive income (loss)	(569)	—	—	(569)
Balance as of September 30, 2018	$(5,987)	$(1,403)	$3	$(7,387)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2018.

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)
Current period other comprehensive income (loss)	(2,990)	—	—	(2,990)
Balance as of September 30, 2018	$(5,987)	$(1,403)	$3	$(7,387)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2017.

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Loss
Balance as of June 30, 2017	$(1,565)	$(732)	$14	$(2,283)
Current period other comprehensive income (loss)	175	—	—	175
Balance as of September 30, 2017	$(1,390)	$(732)	$14	$(2,108)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2017.

($ in thousands)	Unrealized Gains (losses) on Securities	Officers' retirement plan	Directors' retirement plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)
Current period other comprehensive income (loss)	288	(46)	—	242
Balance as of September 30, 2017	$(1,390)	$(732)	$14	$(2,108)

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income	$3,467	$2,800	$9,203	$7,861

Weighted average common shares outstanding	11,548,148	11,508,302	11,543,022	11,504,527
Basic EPS	$0.30	$0.24	$0.80	$0.68

Diluted earnings per share:
Net income	$3,467	$2,800	$9,203	$7,861

Weighted average common shares outstanding	11,548,148	11,508,302	11,543,022	11,504,527

Effect of dilutive shares	171,141	149,081	164,861	145,674

Adjusted weighted average common shares outstanding	11,719,289	11,657,383	11,707,883	11,650,201
Diluted EPS	$0.30	$0.24	$0.79	$0.67

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 69,868 shares and 71,134 shares for the three months ended September 30, 2018 and 2017, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 90,616 shares and 71,134 shares for the nine months ended September 30, 2018 and 2017, respectively.

11. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) on January 1, 2018.  The following are descriptions of the Company's sources of Non-interest income within the scope of Topic 606:

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

Other income

Other income within the scope of Topic 606 include check sales fees, bankcard fees, merchant fees and increase in cash surrender value of life insurance policies.  Check sales fees, based on check sales volume, are received from check printing companies and are recognized monthly.  Bankcard fees are earned from the Bank's credit card program and are recognized monthly as the service period is completed.  Merchant fees are earned for card payment services provided to its merchant customers.  The Bank has a contract with a third party to provide card payment services to merchants that contract for those services.  Merchant fees are recognized monthly as the service period is completed.  The Bank owns life insurance policies on certain officers and directors of the Bank.  The increase in cash surrender value of life insurance policies is recognized on a monthly basis based upon the current expected cash surrender value of the underlying life insurance policies.

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part II, Item 1A. "Risk Factors," and the other risks described in our 2017 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current interest rate environment

●	Possible changes in the initiatives and policies of the federal bank regulatory agencies

•	Tax rates and the impact of changes in the U.S. tax laws, including the Tax Cuts and Jobs Act

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

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

Our subsidiary, First Northern Bank of Dixon (the "Bank"), is a California state-chartered non-member bank that derives most of its revenues from lending and deposit taking in the Sacramento Valley region of Northern California.  Interest rates, business conditions and customer confidence all affect our ability to generate revenues.  In addition, the regulatory and compliance environment and competition can present challenges to our ability to generate those revenues.

Significant results and developments during the third quarter and year-to-date 2018 included:

•
Net income of $9.2 million for the nine months ended September 30, 2018, up 17.1% from $7.9 million earned for the same period last year.  Net income of $3.5 million for the three months ended September 30, 2018, up 23.8% from $2.8 million for the same period last year.

•
Diluted earnings per share of $0.79 for the nine months ended September 30, 2018, up 17.9% from diluted earnings per share of $0.67 in the same period last year.  Diluted earnings per share of $ 0.30 for the three months ended September 30, 2018, up 25.0% from diluted earnings per share of $0.24 for the same period last year.

•
Net interest income of $32.7 million for the nine months ended September 30, 2018, up 13.4% from $28.9 million for the same period last year.  Net interest income of $11.5 million for the three months ended September 30, 2018, up 15.2% from $9.9 million for the same period last year.

•
Net interest margin of 3.82% for the nine months ended September 30, 2018, up 9.46% from 3.49% for the same period last year.  Net interest margin of 3.90% for the three months ended September 30, 2018, up 10.5% from 3.53% for the same period last year.

•
Provision for loan losses of $1.6 million for the nine months ended September 30, 2018, up 162.5% from $0.6 million for the same period last year.  Provision for loan losses of $0.5 million for the three months ended September 30, 2018, compared to no provision for loan losses for the same period last year.

•
Provision for income taxes of $3.5 million for the nine months ended September 30, 2018, down 27.6% from $4.9 million for the same period last year.  Provision for income taxes of $1.3 million for the three months ended September 30, 2018, down 24.2% from $1.8 million for the same period last year.  The decrease was primarily a result of the reduction in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act.

•	Total assets of $1.24 billion as of September 30, 2018, up 2.2% from $1.22 billion as of December 31, 2017.

•	Total net loans of $763.8 million as of September 30, 2018 (including loans held-for-sale), up 3.2% from $740.2 million as of December 31, 2017.

•	Total investment securities of $291.0 million as of September 30, 2018, up 3.7% from $280.7 million as of December 31, 2017.

•	Total deposits of $1.12 billion as of September 30, 2018, up 1.8% from $1.10 billion as of December 31, 2017.

SUMMARY FINANCIAL DATA

The Company recorded net income of $9,203,000 for the nine months ended September 30, 2018, representing an increase of $1,342,000 or 17.1% from net income of $7,861,000 for the same period in 2017.  The Company recorded net income of $3,467,000 for the three months ended September 30, 2018, representing an increase of $667,000 or 23.8% from net income of $2,800,000 for the same period in 2017.

The following tables present a summary of the results for the three and nine months ended September 30, 2018 and 2017, and a summary of financial condition at September 30, 2018 and December 31, 2017.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
(in thousands except for per share amounts)
For the Period:
Net Income	$3,467	$2,800	$9,203	$7,861
Basic Earnings Per Common Share	$0.30	$0.24	$0.80	$0.68
Diluted Earnings Per Common Share	$0.30	$0.24	$0.79	$0.67
Net Income to Average Assets (annualized)	1.12%	0.95%	1.02%	0.90%
Net Income to Average Equity (annualized)	12.97%	11.23%	11.93%	10.79%
Average Equity to Average Assets	8.63%	8.47%	8.56%	8.34%

	September 30, 2018	December 31, 2017

(in thousands except for ratios)
At Period End:
Total Assets	$1,243,918	$1,217,658
Total Investment Securities	$290,986	$280,741
Total Loans, Net (including loans held-for-sale)	$763,820	$740,152
Total Deposits	$1,124,616	$1,104,740
Loan-To-Deposit Ratio	67.9%	67.0%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$745,624	$9,648	5.13%	$677,295	$8,394	4.92%
Certificate of deposits	5,339	39	2.90%	3,968	12	1.20%
Interest bearing due from banks	118,107	611	2.05%	121,681	407	1.33%
Investment securities, taxable	281,879	1,360	1.91%	292,051	1,252	1.70%
Investment securities, non-taxable (2)	8,467	32	1.50%	16,915	61	1.43%
Other interest-earning assets	6,019	110	7.25%	5,567	93	6.63%
Total average interest-earning assets	1,165,435	11,800	4.02%	1,117,477	10,219	3.63%
Non-interest-earning assets:
Cash and due from banks	26,153			25,225
Premises and equipment, net	6,043			6,256
Interest receivable and other assets	30,473			28,798
Total average assets	$1,228,104			$1,177,756

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	311,861	132	0.17%	293,682	63	0.09%
Savings and MMDA's	326,197	137	0.17%	333,154	133	0.16%
Time, $250,000 or less	49,034	53	0.43%	57,941	54	0.37%
Time, over $250,000	16,548	19	0.46%	20,149	22	0.43%
Total average interest-bearing liabilities	703,640	341	0.19%	704,926	272	0.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	406,621			362,329
Interest payable and other liabilities	11,805			10,764
Total liabilities	1,122,066			1,078,019
Total average stockholders' equity	106,038			99,737
Total average liabilities and stockholders' equity	$1,228,104			$1,177,756
Net interest income and net interest margin (3)		$11,459	3.90%		$9,947	3.53%

(1)    Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approxiamtely $64 and $(5) for the three months ended September 30, 2018 and 2017, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)                For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$730,744	$27,600	5.05%	$670,100	$24,566	4.90%
Certificate of deposits	3,475	59	2.27%	8,282	63	1.02%
Interest bearing due from banks	113,106	1,535	1.81%	125,247	979	1.05%
Investment securities, taxable	280,792	3,982	1.90%	279,149	3,545	1.70%
Investment securities, non-taxable (2)	10,038	105	1.40%	18,360	209	1.52%
Other interest-earning assets	5,838	313	7.17%	5,100	284	7.45%
Total average interest-earning assets	1,143,993	33,594	3.93%	1,106,238	29,646	3.58%
Non-interest-earning assets:
Cash and due from banks	25,279			24,825
Premises and equipment, net	6,083			6,139
Interest receivable and other assets	30,097			28,315
Total average assets	$1,205,452			$1,165,517

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	305,059	285	0.12%	291,360	184	0.08%
Savings and MMDA's	331,144	397	0.16%	330,778	378	0.15%
Time, $250,000 or less	51,174	145	0.38%	58,320	167	0.38%
Time, over $250,000	17,271	58	0.45%	20,280	63	0.42%
Total average interest-bearing liabilities	704,648	885	0.17%	700,738	792	0.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	386,305			357,192
Interest payable and other liabilities	11,359			10,429
Total liabilities	1,102,312			1,068,359
Total average stockholders' equity	103,140			97,158
Total average liabilities and stockholders' equity	$1,205,452			$1,165,517
Net interest income and net interest margin (3)		$32,709	3.82%		$28,854	3.49%

(1)    Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded.  Loan interest income includes loan fees of approximately $109 and $21 for the nine months ended September 30, 2018 and 2017, respectively.
(2)  Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)  For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2018			Three months ended June 30, 2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$745,624	$9,648	5.13%	$728,625	$9,146	5.03%
Certificates of deposit	5,339	39	2.90%	3,064	14	1.83%
Interest bearing due from banks	118,107	611	2.05%	98,032	413	1.69%
Investment securities, taxable	281,879	1,360	1.91%	279,931	1,314	1.88%
Investment securities, non-taxable (2)	8,467	32	1.50%	9,428	34	1.45%
Other interest-earning assets	6,019	110	7.25%	5,924	98	6.64%
Total average interest-earning assets	1,165,435	11,800	4.02%	1,125,004	11,019	3.93%
Non-interest-earning assets:
Cash and due from banks	26,153			25,397
Premises and equipment, net	6,043			6,052
Interest receivable and other assets	30,473			30,129
Total average assets	$1,228,104			$1,186,582

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	311,861	132	0.17%	299,471	87	0.12%
Savings and MMDA's	326,197	137	0.17%	329,465	130	0.16%
Time, $250,000 and under	49,034	53	0.43%	51,262	45	0.35%
Time, over $250,000	16,548	19	0.46%	17,526	19	0.43%
Total average interest-bearing liabilities	703,640	341	0.19%	697,724	281	0.16%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	406,621			375,772
Interest payable and other liabilities	11,805			10,781
Total liabilities	1,122,066			1,084,277
Total average stockholders' equity	106,038			102,305
Total average liabilities and stockholders' equity	$1,228,104			$1,186,582
Net interest income and net interest margin (3)		$11,459	3.90%		$10,738	3.83%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $64 and $17 for the three months ended September 30, 2018 and June 30, 2018, respectively.

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

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended September 30, 2018 over the three months ended September 30, 2017, the nine months ended September 30, 2018 over the nine months ended September 30, 2017, and the three months ended September 30, 2018 over the three months ended June 30, 2018 .  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018			Three Months Ended September 30, 2018
	Over			Over			Over
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017			Three Months Ended June 30, 2018

	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$920	$334	$1,254	$2,347	$687	$3,034	$314	$188	$502
Certificate of Deposit	5	22	27	(51)	47	(4)	14	11	25
Due From Banks	(12)	216	204	(103)	659	556	97	101	198
Investment Securities - Taxable	(46)	154	108	21	416	437	10	36	46
Investment Securities - Non-taxable	(32)	3	(29)	(88)	(16)	(104)	(4)	2	(2)
Other Assets	8	9	17	40	(11)	29	2	10	12

	$843	$738	$1,581	$2,166	$1,782	$3,948	$433	$348	$781

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$4	$65	$69	$8	$93	$101	$5	$40	$45
Savings & MMDAs	(3)	7	4	—	19	19	(1)	8	7
Time Certificates	(23)	19	(4)	(49)	22	(27)	(7)	15	8

	$(22)	$91	$69	$(41)	$134	$93	$(3)	$63	$60

Increase in Net Interest Income:	$865	$647	$1,512	$2,207	$1,648	$3,855	$436	$285	$721

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $13,233,000 or 8.7% decrease in cash and cash equivalents, a $3,651,000 or 184.0% increase in certificates of deposit, a $10,245,000 or 3.7% increase in investment securities available-for-sale, a $23,703,000 or 3.2% increase in net loans held-for-investment, a $35,000 or 3.4% decrease in loans held-for-sale and a $452,000 or 8.1% increase in stock in Federal Home Loan Bank and other equity securities from December 31, 2017 to September 30, 2018.  The decrease in cash and cash equivalents was primarily due to a decrease in interest bearing due from Federal Reserve Bank accounts.  The increase in certificates of deposit was primarily due to purchases of certificates of deposit.  The increase in investment securities available-for-sale was primarily the result of the purchases of U.S. Treasury, agency and mortgage-backed securities, which was partially offset by maturities of U.S. Treasury, agency and municipal securities.  The increase in net loans held-for-investment was primarily due to increased demand for commercial real estate, agriculture, residential mortgage and residential construction loans, which was partially offset by decreased demand for commercial and consumer loans.  The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The increase in stock in Federal Home Loan Bank and other equity securities was due to the purchase of Federal Home Loan Bank stock.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $19,876,000 or 1.8% from December 31, 2017 to September 30, 2018.  The increase in deposits was due to increases in demand deposits, interest-bearing transaction deposits and savings accounts, which was partially offset by decreases in money market accounts and time deposits.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate 75 basis points from 1.50% to 2.25% during the nine months ended September 30, 2018.

Interest income on loans for the nine months ended September 30, 2018 was up 12.4% from the same period in 2017, increasing from $24,566,000 to $27,600,000, and was up 14.9% for the three months ended September 30, 2018 over the same period in 2017, increasing from $8,394,000 to $9,648,000.  The increase in interest income on loans for the nine months ended September 30, 2018 as compared to the same period a year ago was primarily due to an increase in average loans and a 15 basis point increase in loan yields.  The increase in interest income on loans for the three months ended September 30, 2018 as compared to the same period a year ago was primarily due to an increase in average loans and a 21 basis point increase in loan yields.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates as a result of increases in market rates.

Interest income on investment securities available-for-sale for the nine months ended September 30, 2018 was up 8.9% from the same period in 2017, increasing from $3,754,000 to $4,087,000, and was up 6.0% for the three months ended September 30, 2018 over the same period in 2017, increasing from $1,313,000 to $1,392,000.  The increase in interest income on investment securities for the nine months ended September 30, 2018 as compared to the same period a year ago was due to a 19 basis point increase in investment yields, which was partially offset by a decrease in average investment securities.  The increase in interest income on investment securities for the three months ended September 30, 2018 as compared to the same period a year ago was primarily due to a 21 basis point increase in investment yields, which was partially offset by a decrease in average investment securities.

Interest income on certificates of deposit for the nine months ended September 30, 2018 was down 6.4% from the same period in 2017, decreasing from $63,000 to $59,000, and was up 225.0% for the three months ended September 30, 2018 over the same period in 2017, increasing from $12,000 to $39,000.  The decrease in interest income on certificates of deposit for the nine months ended September 30, 2018 as compared to the same period a year ago was due to a decrease in average balances of certificates of deposit, which was partially offset by a 125 basis point increase in yield on certificates of deposit. The increase in interest income on certificates of deposit for the three months ended September 30, 2018 as compared to the same period a year ago was due to an increase in average balances of certificates of deposit and a 170 basis point increase in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2018 was up 56.8% from the same period in 2017, increasing from $979,000 to $1,535,000, and was up 50.1% for the three months ended September 30, 2018 over the same period in 2017, increasing from $407,000 to $611,000.  The increase in interest income on interest-bearing due from banks for the nine months ended September 30, 2018 as compared to the same period a year ago was due to a 76 basis point increase in yield on interest-bearing due from banks due to an increase in the Federal Funds rate, which was partially offset by a decrease in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended September 30, 2018 as compared to the same period a year ago was due to a 72 basis point increase in yield on interest-bearing due from banks due to an increase in the Federal Funds rate, which was partially offset by a decrease in average balances of interest-bearing due from banks.

Interest income on other earning assets for the nine months ended September 30, 2018 was up 10.2% from the same period in 2017, increasing from $284,000 to $313,000, and was up 18.3% for the three months ended September 30, 2018 over the same period in 2017, increasing from $93,000 to $110,000.  The increase in interest income on other assets for the nine months ended September 30, 2018 as compared to the same period a year ago was due to an increase in average balances of other earning assets, which was partially offset by a 28 basis point decrease in yield on other earning assets.  The increase in interest income on other earning assets for the three months ended September 30, 2018 as compared to the same period a year ago was due to a 62 basis point increase in yield on other earning assets and an increase in average balances of other earning assets.

The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2018 and September 30, 2017.

Interest Expense

Interest expense on deposits and other borrowings for the nine months ended September 30, 2018 was up 11.7% from the same period in 2017, increasing from $792,000 to $885,000, and was up 25.4% for the three months ended September 30, 2018 over the same period in 2017, increasing from $272,000 to $341,000.  The increase in interest expense for the nine months ended September 30, 2018 as compared to the same period a year ago was due to a 2 basis point increase in the Company's average cost of funds due to increases in rates paid on various deposit products and an increase in the average balance of interest-bearing liabilities.  The increase in interest expense for the three months ended September 30, 2018 as compared to the same period a year ago was due to a 4 basis point increase in the Company's average cost of funds due to increases in rates paid on various deposit products, which was partially offset by a decrease in the average balance of interest-bearing liabilities.

The Company had no borrowings or associated interest expense during the three and nine months ended September 30, 2018 and September 30, 2017.

Provision for Loan Losses

Provision for loan losses for the nine months ended September 30, 2018 was up 162.5% from the same period in 2017, increasing from $600,000 to $1,575,000.  Provision for loan losses for the three months ended September 30, 2018 was $525,000, compared to provision for loan losses of $0 for the same period in 2017.  The allowance for loan losses was approximately $12,339,000, or 1.59% of total loans, at September 30, 2018, compared to $11,133,000, or 1.49% of total loans, at December 31, 2017.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The increase in the provision for loan losses during the nine months ended September 30, 2018 was due to increases in both allocated and unallocated reserves.  Allocated reserves increased by $429,000 and were primarily driven by increases in outstanding loan balances and adjustments in qualitative risk factors. Unallocated reserves increased by $777,000 and were primarily driven by loans classified as Substandard increasing from $5,812,000 at December 31, 2017 to $19,616,000 at September 30, 2018, an increase of $13,804,000 or 237.5% in additional to various macro-economic factors such as the recent increase in short-term interest rates and the flattening of the yield curve as well as increasing inflationary and global trade concerns.

Provision for Unfunded Lending Commitment Losses

Provision for unfunded lending commitments for the nine months ended September 30, 2018 was down 187.7% from the same period in 2017, decreasing from $57,000 to a reversal of provision of $50,000.  Reversal of provision for unfunded lending commitments for the three months ended September 30, 2018 was $50,000, compared to provision for unfunded lending commitments of $0 for the same period in 2017.  The reversal of provision for the three and nine months ended September 30, 2018 was primarily due to changes in qualitative factors for residential construction and consumer loans.

Provisions for unfunded lending commitment losses are included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-Interest income was down 16.4% for the nine months ended September 30, 2018 from the same period in 2017, decreasing from $6,380,000 to $5,335,000.  The decrease was primarily due to the $1,187,000 gain on sale leaseback of real estate recognized in the nine months ended September 30, 2017.  This sale was related to the sale of land and building which is partially occupied by a Bank branch.  Other changes include decreases on gains on sales of loans held-for-sale, mortgage brokerage income and loan servicing income, which was partially offset by increases in service charges on deposit accounts, investment and brokerage services income, fiduciary activities income and debit card income.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in the volume of sales.  The decrease in mortgage brokerage income was primarily due to a decrease in demand for those services.  The decrease in loan servicing income was primarily due to a decrease in loans being serviced.  The increase in service charges on deposit accounts was primarily due to an increase in account analysis fees.  The increase in investment and brokerage services income and fiduciary activities income was primarily due to an increase in demand for those services.  The increase in debit card income was primarily due to an increase in volume of transactions.

Non-Interest income was up 0.3% for the three months ended September 30, 2018 from the same period in 2017, increasing from $1,780,000 to $1,786,000.  The increase was primarily due to an increase in loan servicing income, fiduciary activities income and debit card income, which was partially offset by decreases in service charges on deposit accounts, gains on sales of loans held for sale and mortgage brokerage income.  The increase in loan servicing income was primarily due to a decrease in amortization of mortgage servicing asset.  The increase in fiduciary activities income was primarily due to an increase in demand for those services.  The increase in debit card income was primarily due to an increase in volume of transactions.  The decrease in service charges on deposit accounts was primarily due to a decrease in non-sufficient funds fees.  The decrease in gains on sales of loans held for sale was primarily due to a decrease in the volume of sales.  The decrease in mortgage brokerage income was primarily due to a decrease in demand for those services.

Non-Interest Expenses

Total non-interest expenses were up 8.4% for the nine months ended September 30, 2018 from the same period in 2017, increasing from $21,884,000 to $23,728,000.  The increase was primarily due to increases in salaries and employee benefits, data processing, stationery and supplies and advertising, which was partially offset by a decrease in other expenses.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries and bonus expense.  The increase in data processing was primarily due to increases in general data processing costs.  The decrease in other expenses was primarily due to decreases in consulting fees and provision for unfunded commitments.

Total non-interest expenses were up 10.5% for the three months ended September 30, 2018 from the same period in 2017, increasing from $7,161,000 to $7,915,000.  The increase was primarily due to increases in salaries and employee benefits and data processing, which was partially offset by a decrease in occupancy and equipment expense.  The increase in salaries and employee benefits was primarily due to an increase in regular salaries and bonus expense.  The increase in data processing was primarily due to increases in general data processing costs.  The decrease in occupancy and equipment expense was primarily due to a decrease in depreciation expense.

The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2018 and 2017.

	(in thousands)
	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Other non-interest expenses
(Reversal) provision for unfunded loan commitments	$(50)	$—	$(50)	$57
FDIC assessments	100	95	310	365
Contributions	133	32	213	127
Legal fees	91	85	243	189
Accounting and audit fees	105	102	309	285
Consulting fees	123	169	335	530
Postage expense	69	56	155	185
Telephone expense	21	32	78	97
Public relations	72	44	191	147
Training expense	23	31	88	107
Loan origination expense	3	40	77	131
Computer software depreciation	32	40	101	114
Sundry losses	59	41	152	189
Loan collection expense	52	15	95	75
Other non-interest expense	514	502	1,522	1,519

Total other non-interest expenses	$1,347	$1,284	$3,819	$4,117

Income Taxes

The Company's tax rate, the Company's income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company's provision for income taxes.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law.  Among other changes, the new law provided a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Provision for income taxes was down 27.6% for the nine months ended September 30, 2018 from the same period in 2017, decreasing from $4,889,000 to $3,538,000, and was down 24.2% for the three months ended September 30, 2018 from the same period in 2017, decreasing from $1,766,000 to $1,338,000.  The decrease was primarily a result of the reduction in the federal corporate income tax rate.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2018	December 31, 2017

Undisbursed loan commitments	$205,609	$220,882
Standby letters of credit	2,125	2,635
Commitments to sell loans	1,268	1,283
	$209,002	$224,800

The reserve for unfunded lending commitments amounted to $800,000 and $850,000 at each of September 30, 2018 and December 31, 2017, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company's non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2018 and December 31, 2017:

	At September 30, 2018			At December 31, 2017
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$301	$301	$—	$1,057	$32	$1,025
Commercial real estate	1,636	123	1,513	1,724	70	1,654
Agriculture	—	—	—	—	—	—
Residential mortgage	104	—	104	781	—	781
Residential construction	—	—	—	—	—	—
Consumer	213	—	213	205	—	205
Total non-accrual loans	$2,254	$424	$1,830	$3,767	$102	$3,665

It is generally the Company's policy to discontinue interest accruals once a loan is past due for a period of 90 days as to interest or principal payments unless the loan is well secured and in process of collection.  When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income.  Payments received on non-accrual loans are applied against principal.  A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected or there is an extended period of positive performance and a high probability that the loan will continue to pay according to original terms.

Non-accrual loans amounted to $2,254,000 at September 30, 2018 and were comprised of two commercial loans totaling $301,000, three commercial real estate loans totaling $1,636,000, two residential mortgage loans totaling $104,000 and two consumer loans totaling $213,000.  Non-accrual loans amounted to $3,767,000 at December 31, 2017 and were comprised of three commercial loans totaling $1,057,000, three commercial real estate loans totaling $1,724,000, three residential mortgage loans totaling $781,000, and one consumer loan totaling $205,000.  If the loan is collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Nonaccrual loans are non-performing impaired loans totaling $2,254,000 and $3,767,000 as of September 30, 2018 and December 31, 2017, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $4,842,000 and $5,234,000 at September 30, 2018 and December 31, 2017, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See "Allowance for Loan Losses" below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,847,000, or 49.8%, to $1,863,000 during the first nine months of 2018.  Non-performing assets, net of guarantees, represented 0.1% of total assets at September 30, 2018.

	At September 30, 2018			At December 31, 2017
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$2,254	$424	$1,830	$3,767	$102	$3,665
Loans 90 days past due and still accruing	33	—	33	45	—	45

Total non-performing loans	2,287	424	1,863	3,812	102	3,710
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$2,287	$424	$1,863	$3,812	$102	$3,710

Non-performing loans (net of guarantees) to total loans			0.2%			0.5%
Non-performing assets (net of guarantees) to total assets			0.1%			0.3%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			662.3%			300.1%

The Company had loans totaling $33,000 and $45,000 that were 90 days or more past due and still accruing at September 30, 2018 and December 31, 2017, respectively.

Excluding the non-accrual loans cited previously, loans totaling $17,362,000 and $2,045,000 were classified as substandard or doubtful loans, representing potential problem loans at September 30, 2018 and December 31, 2017, respectively.  In Management's opinion, the potential loss related to these problem loans was sufficiently covered by the Bank's existing loan loss reserve (Allowance for Loan Losses) at September 30, 2018 and December 31, 2017.  The ratio of the Allowance for Loan Losses to total loans at September 30, 2018 and December 31, 2017 was 1.59% and 1.49%, respectively.

Other real estate owned ("OREO") consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of September 30, 2018 and December 31, 2017.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine months ended September 30, 2018 and 2017, and for the year ended December 31, 2017:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2018	2017	2017

Balance at beginning of period	$11,133	$10,899	$10,899
Provision for loan losses	1,575	600	600
Loans charged-off:
Commercial	(475)	(220)	(681)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	(121)
Residential Construction	—	—	—
Consumer	(19)	(25)	(33)

Total charged-off	(494)	(245)	(835)

Recoveries:
Commercial	45	149	302
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	26	96	96
Residential Construction	4	4	5
Consumer	50	60	66

Total recoveries	125	309	469

Net (charge-offs) recoveries	(369)	64	(366)

Balance at end of period	$12,339	$11,563	$11,133

Ratio of net (charge-offs) recoveries to average loans outstanding during the period (annualized)	(0.07%)	0.01%	(0.05%)
Allowance for loan losses
To total loans at the end of the period	1.59%	1.64%	1.49%
To non-performing loans, net of guarantees at the end of the period	662.3%	333.8%	300.1%

The allowance for loan losses to non-performing loans, net of guarantees was 662.3% and 333.8% as of September 30, 2018 and September 30, 2017, respectively. The increase in allowance for loan losses to non-performing loans, net of guarantees was primarily due to a decrease in non-performing loans, net of guarantees as well as an overall increase in the allowance for loan losses. The increase in allowance for loan losses during the nine months ended September 30, 2018 was due to increases in both allocated and unallocated reserves. Allocated reserves increased by $429,000 and were primarily driven by increases in outstanding loan balances and adjustments in qualitative risk factors. Unallocated reserves increased by $777,000 and were primarily driven by loans classified as Substandard increasing from $5,812,000 at December 31, 2017 to $19,616,000 at September 30, 2018, an increase of $13,804,000 or 237.5% in additional to various macro-economic factors such as the recent increase in short-term interest rates and the flattening of the yield curve as well as increasing inflationary and global trade concerns.

Deposits

Deposits are one of the Company's primary sources of funds.  At September 30, 2018, the Company had the following deposit mix: 30.1% in savings and MMDA deposits, 5.8% in time deposits, 28.1% in interest-bearing transaction deposits and 36.0% in non-interest-bearing transaction deposits.  At December 31, 2017, the Company had the following deposit mix: 30.5% in savings and MMDA deposits, 6.6% in time deposits, 28.3% in interest-bearing transaction deposits and 34.6% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company accepts deposits in excess of $250,000 from customers and believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.

Maturities of time certificates of deposits of over $250,000 outstanding at September 30, 2018 and December 31, 2017 are summarized as follows:

	(in thousands)
	September 30, 2018	December 31, 2017
Three months or less	$3,616	$2,093
Over three to twelve months	7,389	9,454
Over twelve months	5,411	7,344
Total	$16,416	$18,891

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios; in management's opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 67.9% on September 30, 2018.  In addition, on September 30, 2018, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $42,378,000 in securities due within one year or less; and $48,414,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $80,000,000 at September 30, 2018.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at September 30, 2018 of $307,263,000; credit availability is subject to certain collateral requirements.

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

As of September 30, 2018, the Bank's capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2018.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$110,960	8.99%	5.0%
Common Equity Tier 1	$110,960	12.68%	6.5%
Tier 1 Risk-Based	$110,960	12.68%	8.0%
Total Risk-Based	$121,925	13.93%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2018, from those presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2018.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2018, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2017 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank's Dependence on Real Estate Lending Increases Our Risk of Losses

At September 30, 2018, approximately 78% of the Bank's loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank's real estate collateral has been, and could in the future be, adversely affected by an economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank's primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At September 30, 2018, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 73% and 5%, respectively, of the total loans in the Bank's portfolio.  At September 30, 2018, all of the Bank's real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its51 holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  Deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.  For additional information, see "Business – Certain CFPB Rules" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Adverse California Economic Conditions Could Adversely Affect the Bank's Business

The Bank's operations and a substantial majority of the Bank's assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At September 30, 2018, approximately 78% of the Bank's loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statement of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 7, 2018	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)