Form 10-K
period 2018-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2019-03-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____ _____
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2018 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2018) was $146,417,439.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2019 was 11,710,356.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2018 Annual Meeting of Shareholders.

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

•
The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of increases in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans

•
Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding troubled debt restructurings (“TDRs”), delinquency rates and our underwriting standards

•	Our deposit base including renewal of time deposits

•	The impact on our net interest income and net interest margin from the current interest rate environment

•	Possible changes in the initiatives and policies of the federal bank regulatory agencies

•	Tax rates and the impact of changes in the U.S. tax laws, including the Tax Cuts and Jobs Act

•	Our pension and retirement plan costs

•	Our liquidity position

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

•	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

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

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include but are not limited to those listed in this “Note Regarding Forward-Looking Statements,” Part I, Item 1A “Risk Factors,” Part II and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1 - BUSINESS

General

First Northern Community Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters and principal administrative offices are located at 195 N. First Street, Dixon, CA 95620 and its telephone number is (707) 678-3041. The Company provides a full range of community banking services to individual and corporate customers throughout the California Counties of Solano, Yolo, Placer and Sacramento as well as portions of El Dorado and Contra Costa Counties through its wholly owned subsidiary bank, First Northern Bank of Dixon (“First Northern” or the “Bank”). The Company’s operating policy since inception has emphasized the banking needs of individuals and small to medium sized businesses. In addition, the Bank owns 100% of the capital stock of Yolano Realty Corporation, a subsidiary created for the purpose of managing selected other real estate owned properties.

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

The Bank has ten full service branches located in the cities of Auburn, Davis, Dixon, Fairfield, Roseville, Sacramento, Vacaville, West Sacramento, Winters and Woodland. The Bank has one satellite banking office inside a retirement community in the city of Davis and residential mortgage loan offices in Davis and Sonoma. The Bank engages financial advisors, through Raymond James Financial Services, Inc., who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in West Sacramento, Davis and Auburn. The Bank also has a commercial loan office in the Contra Costa County city of Walnut Creek that serves the East Bay Area's small to medium-sized business lending needs. The Bank’s operations center is located in Dixon and provides back-office support including information services, central operations, and the central loan department.

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

First Northern offers a broad range of alternative investment products, fiduciary and other financial services through Raymond James Financial Services, Inc.   First Northern also offers equipment leasing, credit cards, merchant card processing, payroll services, and limited international banking services through third parties.

The Bank’s principal source of revenue comes from interest income. Interest income is primarily derived from interest and fees on loans and leases, interest on investments, and due from banks interest bearing accounts. For the year ended December 31, 2018, these sources comprised 82%, 12% and 5%, respectively of the Company’s interest income.

The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and all deposit accounts are insured by the FDIC to the maximum amount permitted by law, currently $250,000 per depositor. Most of the Bank's deposits are attracted from the market of northern and central Solano County and southern and central Yolo County. The Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one which would have a materially adverse impact on the business of the Bank. A material portion of the Bank’s deposits are not concentrated within a single industry group of related industries.

As of December 31, 2018, the Company had consolidated assets of approximately $1.25 billion, deposits of approximately $1.12 billion and stockholder’s equity of $112.5 million. The Company and its subsidiaries employed 201 full-time equivalent employees as of December 31, 2018.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Because of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions.  Any change in applicable laws, regulations, or policies may have a material adverse effect on the business, financial condition, or results of operations, or prospects of the Company.

During 2017 and 2018, the Trump Administration appointed new leadership in key positions at the FRB, FDIC, CFPB and other federal banking agencies.  New leadership at the FRB has expressed its intentions to explore opportunities to improve the efficiency, transparency and simplicity of its regulatory supervision.  On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes, and generally authorized the FRB to tailor regulation to better reflect the character of the different banking firms that the FRB supervises.  In August 2018, the FRB began implementing the EGRRCPA with several interim final rules which, among other things, revised the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to raise the consolidated assets threshold from $1 billion to $3 billion, allowing the Company to qualify under the policy statement.  This policy statement applies only to bank holding companies with pro forma consolidated assets of less than $3 billion that (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC.  This policy statement permits qualifying bank holding companies, such as the Company, to operate with higher levels of debt, facilitating the ability of community banks to issue debt and raise capital.  Qualifying bank holding companies, such as the Company, also are permitted to be examined by a Federal banking agency every 18 months (as opposed to every 12 months) and are eligible to use shorter call report forms.  Whether and to what extent the EGRRCPA or new legislation, or these leadership changes, will result in additional regulatory initiatives and policies, or modifications of existing regulations and policies, which may impact our business, cannot be predicted at this time.

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

Supervision and Regulation of the Bank

The Bank is subject to regulation, supervision and regular examination by the Financial Institutions Division of the California Department of Business Oversight (“DBO”) and the FDIC.  The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements.  While the Bank is not a member of the FRB, it is directly subject to certain regulations of the FRB dealing with such matters as check clearing activities, establishment of banking reserves, Truth-in-Lending (“Regulation Z”), and Equal Credit Opportunity (“Regulation B”).  The Bank is also subject to regulations of (although not direct supervision and examination by) the Consumer Financial Protection Bureau (“CFPB”), which was created by the Dodd-Frank Act. Among the CFPB’s responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.

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

California and other state legislatures have adopted privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission.  These laws may make it more difficult for the Company to share information with its marketing partners, reduce the effectiveness of marketing programs, and increase the cost of marketing programs.  In June 2018, the State of California enacted, effective January 1, 2020, The California Consumer Privacy Act of 2018.  The new law provides consumers with expansive rights and controls over their personal information which is obtained by or shared with “covered businesses”, which will include the Bank and most other banking institutions.  Included will be enhanced rights to obtain disclosure of information collected about consumers and the sharing of that information and the rights to request deletion of the information and to opt out of the sale of such information.  The Act provides for monetary penalties for violations of its requirements and for its enforcement by the California Attorney General or consumers.  The Act does defer to federal law where conflicts may exist.  The impact of the Act on our business and that of other banks cannot be determined at this time.
Capital Standards

The FRB and the federal banking agencies have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks.  In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the guidelines published by the Basel Committee on Banking Supervision (Basel Committee) known as the Basel III Global Regulatory Framework for Capital and Liquidity.  The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.   These rules adopted by the FRB and the other federal banking agencies (the U.S. Basel III Capital Rules) replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules, in accordance with certain transition provisions.
Banks, such as First Northern, became subject to the new rules on January 1, 2015.  The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  When fully phased in by January 1, 2019, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets when fully phased in).  The phase-in of the capital conservation buffer began January 1, 2016 and was required to be completed by January 1, 2019.  First Northern believes that it was in compliance with these requirements at Decmber 31, 2018.

The following tables present the capital ratios for the Company and the Bank as of December 31, 2018 (calculated in accordance with the Basel III capital rules):

	The Company
	2018		Adequately Capitalized
	Capital	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$117,497	9.3%	4.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	117,497	13.5%	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	117,497	13.5%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	128,442	14.7%	8.0%

	The Bank
	2018		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$114,342	9.0%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	114,342	13.1%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	114,342	13.1%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	125,287	14.4%	8.0%	10.0%

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

In January 2014, the Basel Committee issued an updated version of its leverage ratio and disclosure guidance.  The Basel Committee guidance continues to set a minimum Basel III leverage ratio of 3%.  The Basel III leverage ratio was subject to further calibration until 2017, with final implementation expected in 2018.  The Basel Committee collected data during this observation period to assess whether a minimum leverage ratio of 3% is appropriate over a full credit cycle and for various types of business models and to assess the impact of using common equity tier 1 capital or total regulatory capital as the numerator.  The Basel Committee, in December 2017, adopted further revisions to the Basel III capital standards which have not yet been adopted by the U.S. bank regulation.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “under-capitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  Management believes that at December 31, 2018, the Company and the Bank exceeded the required ratios for classification as “well capitalized."  Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital.  An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits.

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

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period).  In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the DBO in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category.  The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures.  The FDIC also has the authority to impose special assessments at any time it estimates that DIF reserves could fall to a level that would adversely affect public confidence.  In October 2010, the FDIC adopted a comprehensive, long-range “restoration” plan for the DIF to better ensure the adequacy of the ratio of the fund’s reserves to insured deposits.  There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.

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

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. This sweeping legislation has affected U.S. financial institutions, including us, in many ways, some of which have increased, or may increase in the future, the cost of doing business and have presented other challenges to the financial services industry. Many of the law’s provisions have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented and, therefore, the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The law contains many provisions which may have particular relevance to our business, including provisions that have resulted in adjustments to our FDIC deposit insurance premiums and that can be expected to result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits.

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

Overdraft and Interchange Fees

The FRB's Regulation E imposes restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the FRB to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the rule, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation.  The FRB’s regulation is resulting in decreased revenues and increased compliance costs for the banking industry and the Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments.

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

In the past decade, adverse financial developments impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for us. These developments included a general recession both globally and in the U.S. accompanied by substantial volatility in the financial markets.

In response, various significant economic and monetary stimulus measures were enacted by the U.S. Congress.  The FRB also pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the FRB has begun to modify certain aspects of this policy by gradually increasing short-term interest rates and reducing its balance sheet.  U.S. economic activity has shown substantial improvement, but there can be no assurance that this progress will continue or will not reverse.  If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to become subject to a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for us.  In the U.S. federal budget deficits have continued to increase and the national debt has reached historically high levels in absolute terms.  Disagreements between the Administration and the Congress have continued to occur regarding the funding of the federal government.  The long-term impact of this situation cannot be predicted.
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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $12.8 million, or 1.65% of total loans, at December 31, 2018, compared to $11.1 million, or 1.49% of total loans, at December 31, 2017, and 250.4% of total non-performing loans net of guaranteed portions at December 31, 2018, compared to 300.1% of total non-performing loans, net of guaranteed portions at December 31, 2017.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DBO, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2018, approximately 78% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2018, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 74% and 4%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2018, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The Bank provides financing to, and receives deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial, and commercial industries.  The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, which has lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio.  Continued increases in fuel prices and energy costs and the continuation of the drought in California could adversely affect businesses in several of these industries.  Recent wildfires across California and in our market area have resulted in significant damage and destruction of property and equipment. The fire damage caused may result in adverse economic impacts to those affected markets and beyond and on our customers. Industry specific risks are beyond the Bank’s control and could adversely affect the Bank’s portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry.  Many provisions of the law have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented by the federal banking agencies and therefore the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The law contains many provisions that may have particular relevance to the business of the Bank. While the full effect of these provisions of the Dodd-Frank Act on the Bank cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums, and have resulted in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, some or all of which may be material.

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

In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see “Business-Capital Standards” in Item 1 of this Form 10-K.
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

Refer to “Business – Supervision and Regulation of Bank Holding Companies" and "Business – Supervision and Regulation of the Bank” in Item 1 of this Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2018, approximately 78% of the Bank’s loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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
In addition, until 2013, the State government of California experienced budget shortfalls or deficits that led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap.  The California electorate approved, in the 2012 general elections, certain increases in the rate of income taxation in California.  However, there can be no assurance that the state’s fiscal and budgetary challenges will not recur. In addition, the impact of increased rates of income taxation on the level of economic activity in California cannot be predicted at this time.
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

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).  These rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB.  We cannot predict with any certainty the nature and impact of such policies.  Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can also impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Our Ability to Pay Dividends is Subject to Legal Restrictions

As a bank holding company, our cash flow typically comes from dividends of the Bank.  Various statutory and regulatory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.  The ability of the Company to pay cash dividends in the future also depends on the Company’s profitability, growth, and capital needs.  In addition, California law restricts the ability of the Company to pay dividends.  For a number of years, the Company has paid stock dividends, but not cash dividends, to its customers.  No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued.  See “Business - Restrictions on Dividends and Other Distributions” above.

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

Government Regulation and Legislation Could Adversely Affect the Company

The Company and the Bank are subject to extensive state and federal regulation, supervision, and legislation, which govern almost all aspects of the operations of the Company and the Bank.  The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.  Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund and not for the benefit of shareholders of the Company.  Regulatory authorities may also change their interpretation of these laws and regulations.  The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse.  See “Business – Supervision and Regulation of the Bank” and "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" above.

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

Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

As discussed above in Part I under the caption “Business – Premiums for Deposit Insurance,” the FDIC adopted a comprehensive, long-range “restoration” plan for the Deposit Insurance Fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act.  The FDIC could further increase deposit premiums or impose special assessments in the future.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

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

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment and retention of qualified employees.  Executive compensation in the financial services sector has been controversial and the subject of regulation.  The FDIC has proposed rules which would increase deposit premiums for institutions with compensation practices deemed to increase risk to the institution. Over time, this guidance and the proposed rules, upon their adoption, could have the effect of making it more difficult for banks to attract and retain skilled personnel.

We may be adversely affected by unpredictable catastrophic events or terrorist attacks and our business continuity and disaster recovery plans may not adequeately protect us from serious disaster.

The occurrence of catastrophic events such as wildfires, earthquakes, flooding or other large-scale catastrophes and terrorist attacks could adversely affect our business, financial condition or results of operations if a catastrophe rendered both our production data center in Sacramento and our recovery data center in Las Vegas unusable. Although we enhanced our disaster recovery capabilities in 2017 through the completion of the new, out of region backup center in Las Vegas, there can be no assurance that our current disaster recovery plans and capabilities will protect us from serious disaster.

Changes in Accounting Standards Could Materially Impact Our Financial Statements

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, called GAAP.  The financial information contained within our consolidated financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical loss factors that we use.  Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets.  We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices.  From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), that will, effective January 1, 2020, substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address this upcoming change to the treatment of credit expense and allowances. The final rule provides an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The impact of this final rule on the Company will depend on whether we elect to phase in the impact of the standard over a three-year period. The standard may have a negative impact, potentially materially, to the allowance and capital at adoption in 2020; however, the Company is still evaluating the potential impact. It is also possible that the Company’s ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.

There is a Limited Public Market for the Company’s Common Stock Which May Make It Difficult for Shareholders to Dispose of Their Shares

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol “FNRN”.  The Company is aware that D.A Davidson, Raymond James, Wedbush Morgan Securities, and Monroe Securities all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock.  However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

Advances and Changes in Technology, and the Company’s Ability to Adapt Its Technology, could Impact Its Ability to Compete and Its Business and Operations

Advances and changes in technology can significantly impact the business and operations of the Company.  The Company faces many challenges including the increased demand for providing computer access to Bank accounts and the systems to perform banking transactions electronically.  The Company’s merchant processing services require the use of advanced computer hardware and software technology and rapidly changing customer and regulatory requirements.  The Company’s ability to compete effectively depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements.  In addition, the Company’s business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption, and unethical individuals with the technological ability to cause disruptions or failures of the Company’s data processing systems.

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
In July of 2015, the Federal bank regulators announced the issuance of a cybersecurity assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cybersecurity risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution’s level of cybersecurity risk. The second part of the assessment tool is cybersecurity maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators plan to utilize the assessment tool as part of their examination process when evaluating financial institutions’ cybersecurity preparedness in information technology and safety and soundness examinations and inspections.  Failure to effectively utilize this tool would result in regulatory criticism.   Management has conducted cyber-security assessments using this tool and expects to perform additional periodic assessments to facilitate the identification and remediation of any concerns regarding our cyber-security preparedness.

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

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third-party’s systems failing or experiencing attack.

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

In the future the Company may be required to recognize impairment with respect to investment securities which may adversely affect our Results of Operations

The Company’s securities portfolio currently includes securities with unrecognized losses.  The Company may continue to observe declines in the fair market value of these securities.  Management evaluates the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize impairment charges with respect to these and other holdings.

The Changes in the U.S. tax laws which generally became effective on January 1, 2018, will have both positive and negative effects on our business and results of operations.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (“TCJA”) which made sweeping changes to the U.S. federal tax laws generally effective as of January 1, 2018.  Certain of these changes will have positive effects on our business and results of operations and others will have negative effects.  The TCJA reduces the corporate tax rate to 21 percent from 35 percent which resulted in a net reduction in our annual income tax expense and which should also benefit many of our corporate and other small business borrowers.  However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments may be constrained by the lower tax rate.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through fifteen offices in six counties in Northern California operating out of three offices in Solano County, six in Yolo County, two in Sacramento County, two in Placer County, one in Sonoma County and one in Contra Costa County.  In addition, the Company owns four vacant lots, three in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

The Bank owns three branch office locations and two administrative facilities and leases eleven facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

See Item 1 “Business - General” in this report for more information regarding our properties.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol “FNRN”.  The Company is aware that D.A. Davidson, Raymond James, Wedbush Morgan Securities, and Monroe Securities, all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock, and the data set forth below may not reflect all such transactions.

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by Stone & Youngberg.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2018	$13.05	$10.29
3rd Quarter 2018	$13.14	$13.00
2nd Quarter 2018	$13.08	$12.52
1st Quarter 2018	$12.95	$12.41

4th Quarter 2017	$12.18	$11.08
3rd Quarter 2017	$11.12	$10.90
2nd Quarter 2017	$11.17	$10.67
1st Quarter 2017	$11.39	$8.79

*  Price adjusted for stock dividends in the indicated periods for the 5% stock dividends payable March 29, 2019 and March 29, 2018, as described below.

As of March 1, 2019, there were approximately 1,326 holders of record of the Company’s common stock, no par value.

In the last two fiscal years the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 28, 2017	4%	March 31, 2017
February 28, 2018	4%	March 29, 2018
February 28, 2019	5%	March 29, 2019

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.  The Company made no repurchases of common stock in the twelve months ended December 31, 2018.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2015, and 2014 have been derived from the Company’s historical consolidated financial statements not included in this Report.  The financial information for 2018, 2017, and 2016 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2018	2017	2016	2015	2014

Interest and Dividend Income	$45,617	$40,017	$35,967	$31,440	$29,585
Interest Expense	(1,268)	(1,079)	(1,157)	(1,154)	(1,291)
Net Interest Income	44,349	38,938	34,810	30,286	28,294
Provision for Loan Losses	(2,100)	(600)	(1,800)	(650)	(1,800)
Net Interest Income after Provision for Loan Losses	42,249	38,338	33,010	29,636	26,494
Non-Interest Income	7,209	8,128	7,278	7,596	7,480
Non-Interest Expense	(32,163)	(29,400)	(27,352)	(26,571)	(25,314)
Income before Taxes	17,295	17,066	12,936	10,661	8,660
Provision for Taxes	(4,744)	(8,318)	(4,885)	(3,740)	(2,790)
Net Income	$12,551	$8,748	$8,051	$6,921	$5,870

Preferred Stock Dividend and Accretion	—	—	—	(105)	(129)

Net Income available to common shareholders	$12,551	$8,748	$8,051	$6,816	$5,741

Basic Income Per Share	$1.04	$0.72	$0.67	$0.58	$0.49

Diluted Income Per Share	$1.02	$0.71	$0.66	$0.57	$0.49

Total Assets	$1,249,845	$1,217,658	$1,166,763	$1,044,625	$957,884

Total Investments	$314,637	$280,741	$277,079	$183,351	$151,226

Total Loans, including Loans Held-for-Sale, net	$765,688	$740,152	$673,096	$606,204	$538,470

Total Deposits	$1,124,612	$1,104,740	$1,063,696	$948,114	$857,052

Total Equity	$112,461	$100,044	$92,298	$85,849	$92,051

Weighted Average Shares of Common Stock outstanding used for Basic Income Per Share Computation (1)	12,123,801	12,082,983	12,058,728	12,026,852	11,983,037

Weighted Average Shares of Common Stock outstanding used for Diluted Income Per Share Computation (1)	12,291,695	12,236,517	12,136,282	12,093,316	12,045,343

Return on Average Total Assets	1.03%	0.74%	0.74%	0.69%	0.62%

Net Income/Average Equity	12.00%	8.88%	8.87%	7.41%	6.59%

Net Income/Average Deposits	1.14%	0.82%	0.81%	0.76%	0.69%

Average Loans/Average Deposits	67.03%	63.40%	63.57%	62.18%	60.71%

Average Equity to Average Total Assets	8.58%	8.36%	8.31%	9.25%	9.46%

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

Financial highlights for 2018 include:

The Company reported net income of $12.6 million for 2018, a 43.5% increase compared to net income of $8.7 million for 2017. Net income per common share for 2018 was $1.04, an increase of 44.4% compared to net income per common share of $0.72 for 2017.  Net income per common share on a fully diluted basis was $1.02 for 2018, an increase of 43.7% compared to net income per common share on a fully diluted basis of $0.71 for 2017.

Net interest income totaled $44.3 million for 2018, an increase of 13.9% from $38.9 million in 2017, primarily due to increased average loan volumes and rates, increased investment securities rates, increased rates on interest bearing due from banks, which was partially offset by decreased average investment securities volumes, decreased average due from banks and increased average interest-bearing transaction, savings and money market account volumes and rates.

The provision for loan losses in 2018 totaled $2.1 million, an increase of 250.0% from $0.6 million in 2017.  Net charge-offs were $411 thousand in 2018 compared to $366 thousand in 2017.  The increase in the provision for loan losses was primarily due to an increase in specific reserves on impaired loans, increases in classified and criticized loans as well as an overall increase in loan balances outstanding.

Non-interest income totaled $7.2 million for 2018, a decrease of 11.3% from $8.1 million in 2017.  The decrease was primarily due to the 2017 gain on sale-leaseback transaction related to land and building which was partially occupied by a Bank branch.  The total gain was $1.7 million, of which $0.5 million was deferred as a component of Other Liabilities and is being accounted for as a reduction of Occupancy and equipment expense over the initial lease term.  The Company recognized $82,000 and $76,000 as a reduction of Occupancy and equipment expense for the years ended December 31, 2018 and 2017, respectively.

Non-interest expenses totaled $32.2 million for 2018, up 9.4% from $29.4 million in 2017.  The increase was primarily due to increases in salaries and employee benefits due to increased staffing levels and data processing expenses as a result of core processing migration related costs and enhanced IT infrastructure.

The Company reported total assets of $1.25 billion as of December 31, 2018, up 2.6% from $1.22 billion as of December 31, 2017.

Investments increased to $314.6 million as of December 31, 2018, a 12.1% increase from $280.7 million as of December 31, 2017.  U.S. Treasury securities totaled $50.7 million as of December 31,  2018, up 174.5% from $18.4 million as of December 31, 2017; securities of U.S. government agencies and corporations totaled $42.1 million, up 99.3% from $21.1 million as of December 31, 2017; obligations of state and political subdivisions totaled $19.2 million, down 17.4% from $23.2 million as of December 31, 2017; collateralized mortgage obligations totaled $63.8 million, down 3.5% from $66.1 million as of December 31, 2017; and mortgage-backed securities totaled $138.9 million, down 8.5% from $151.9 million as of December 31, 2017.

Loans (including loans held-for-sale), net of allowance, increased to $765.7 million as of December 31, 2018, a 3.5% increase from $740.2 million as of December 31, 2017.  Commercial loans totaled $125.2 million as of December 31, 2018, down 7.3% from $135.0 million as of December 31, 2017; commercial real estate loans were $420.1 million, up 5.5% from $398.3 million as of December 31, 2017; agriculture loans were $123.6 million, up 8.9% from $113.6 million as of December 31, 2017; residential mortgage loans were $51.1 million, up 21.3% from $42.1 million as of December 31, 2017; residential construction loans were $20.1 million, down 5.5% from $21.3 million as of December 31, 2017; and consumer loans totaled $35.4 million, down 9.0% from $38.9 million as of December 31, 2017.

Deposits increased to $1.12 billion as of December 31, 2018, a 1.8% increase from $1.10 billion as of December 31, 2017.

Stockholders' equity increased to $112.5 million as of December 31, 2018, an 12.4% increase from $100.0 million as of December 31, 2017.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Loan Losses

The Company believes the allowance for loan losses accounting policy is critical because the loan portfolio represents the largest asset type on the consolidated balance sheet, and there is significant judgment used in determining the adequacy of the allowance for loan losses.  The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is based on the Company’s periodic evaluation of the factors mentioned below, as well as other pertinent factors.  The allowance for loan losses consists of an allocated component and a general component.  The components of the allowance for loan losses represent an estimate.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification.  These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loan loss element is determined using analysis that examines loss experience.

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

Other-than-temporary Impairment in Debt Securities

Debt securities with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate debt securities, from rising interest rates.  At each consolidated financial statement date, management assesses each debt security to determine if impaired debt securities are temporarily impaired or if the impairment is other than temporary. This assessment includes consideration regarding the duration and severity of impairment, the credit quality of the issuer and a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.  Other-than-temporary impairment is recognized in earnings if one of the following conditions exists:  1) the Company’s intent is to sell the security; 2) it is more likely than not that the Company will be required to sell the security before the impairment is recovered; or 3) the Company does not expect to recover its amortized cost basis.  If, by contrast, the Company does not intend to sell the security and will not be required to sell the security prior to recovery of the amortized cost basis, the Company recognizes only the credit loss component of other-than-temporary impairment in earnings.  The credit loss component is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

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

Impact of Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

• A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and
• A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements.  These amendments provide entities with an additional (and optional) transition method to adopt the new leases standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).  The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met.  For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.  The Company applied this optional transition method upon adoption of ASU 2016-02 on January 1, 2019.

The amendments in these ASU’s are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019.  As a result, the Company recognized a lease liability and right-of-use asset of approximately $4.8 million and $4.4 million, which were recognized in other liabilities and other assets, respectively.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit risk, finance and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In August 2018, FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for the Company on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on its financial statements.

In November 2018, FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  The guidance clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather should be accounted for in accordance with the leases standard.  The effective date and transition requirements are the same as the effective dates and transition requirements in the credit losses standard, ASU 2016-13.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2018		2017		2016

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$139,957	11.5%	$156,638	13.3%	$169,823	15.5%
Certificates of Deposit	4,160	0.3%	6,923	0.6%	16,615	1.5%
Investment Securities	293,259	24.1%	296,924	25.2%	237,127	21.7%
Loans (1)	739,243	60.6%	677,522	57.5%	631,181	57.8%
Stock in Federal Home Loan Bank and other equity securities, at cost	5,884	0.5%	5,218	0.4%	4,263	0.4%
Other Real Estate Owned	185	0.0%	—	—	7	0.0%
Other Assets	36,460	3.0%	34,759	3.0%	33,958	3.1%
Total Assets	$1,219,148	100.0%	$1,177,984	100.0%	$1,092,974	100.0%

LIABILITIES &
STOCKHOLDERS’ EQUITY
Deposits:
Demand	$394,106	32.3%	$361,729	30.7%	$329,933	30.2%
Interest-Bearing Transaction Deposits	307,727	25.2%	293,464	24.9%	269,197	24.6%
Savings & MMDAs	333,788	27.4%	335,709	28.5%	309,638	28.3%
Time Certificates	67,177	5.5%	77,705	6.6%	84,087	7.7%
Borrowed Funds	—	0.0%	—	0.0%	—	0.0%
Other Liabilities	11,743	1.0%	10,860	0.9%	9,309	0.9%
Stockholders’ Equity	104,607	8.6%	98,517	8.4%	90,810	8.3%
Total Liabilities & Stockholders’ Equity	$1,219,148	100.0%	$1,177,984	100.0%	$1,092,974	100.0%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
 Average Balances, Yields and Rates
(Dollars in thousands)

	2018				2017			2016
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Total Loans, Including Loan Fees(1)	$739,243	$37,189	5.03%	$677,522	$33,115	4.89%	$631,181	$30,697	4.86%

Due From Banks	114,350	2,163	1.89%	131,478	1,428	1.09%	144,996	746	0.51%

Certificates of Deposit	4,160	104	2.50%	6,923	72	1.04%	16,615	145	0.87%

Investment Securities:
Taxable	283,500	5,500	1.94%	279,711	4,762	1.70%	223,011	3,582	1.61%

Non-taxable (2)	9,759	143	1.47%	17,213	257	1.49%	14,116	276	1.96%

Total Investment Securities	293,259	5,643	1.92%	296,924	5,019	1.69%	237,127	3,858	1.63%

Other Earning Assets	5,884	518	8.80%	5,218	383	7.34%	4,263	521	12.22%

Total Earning Assets	$1,156,896	$45,617	3.94%	$1,118,065	$40,017	3.58%	$1,034,182	$35,967	3.48%

Cash and Due from Banks	25,607			25,160			24,827

Other Real Estate Owned	185			—			7

Interest Receivable and Other Assets	36,460			34,759			33,958

Total Assets	$1,219,148			$1,177,984			$1,092,974

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Includes amortization of deferred loan fees and costs.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2018			2017			2016

Liabilities and Stockholders' Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$307,727	$428	0.14%	$293,464	$246	0.08%	$269,197	$309	0.11%

Savings & MMDAs	333,788	559	0.17%	335,709	530	0.16%	309,638	511	0.17%

Time Certificates	67,177	281	0.42%	77,705	303	0.39%	84,087	337	0.40%

Total Interest-Bearing Deposits	708,692	1,268	0.18%	706,878	1,079	0.15%	662,922	1,157	0.17%

Demand Deposits	394,106			361,729			329,933

Total Deposits	1,102,798	$1,268	0.11%	1,068,607	$1,079	0.10%	992,855	$1,157	0.12%

Interest payable and Other Liabilities	11,743			10,860			9,309

Stockholders’ Equity	104,607			98,517			90,810

Total Liabilities and Stockholders’ Equity	$1,219,148			$1,177,984			$1,092,974

Net Interest Income and
Net Interest Margin (1)		$44,349	3.83%		$38,938	3.48%		$34,810	3.37%

Net Interest Spread (2)			3.76%			3.43%			3.31%

(1) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2018 over 2017 and 2017 over 2016.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2018 Over 2017			2017 Over 2016
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$3,099	$975	$4,074	$2,481	$(63)	$2,418

Due From Banks	(207)	942	735	(76)	758	682

Certificates of Deposit	(38)	70	32	(97)	24	(73)

Investment Securities - Taxable	64	674	738	967	213	1,180

Investment Securities - Non-taxable	(111)	(3)	(114)	54	(73)	(19)

Other Earning Assets	53	82	135	100	(238)	(138)

	$2,860	$2,740	$5,600	$3,429	$621	$4,050

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	$11	$171	$182	$25	$(88)	$(63)

Savings & MMDAs	(3)	32	29	48	(29)	19

Time Certificates	(44)	22	(22)	(26)	(8)	(34)

Borrowed Funds	—	—	—	—	—	—

	$(36)	$225	$189	$47	$(125)	$(78)

Increase in Net Interest Income:	$2,896	$2,515	$5,411	$3,382	$746	$4,128

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31, of the previous three fiscal years is as follows (dollars in thousands):

	2018	2017	2016
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$50,682	$18,464	$28,652
Securities of U.S. Government Agencies and Corporations	42,076	21,109	24,197
Obligations of State & Political Subdivisions	19,168	23,208	30,888
Collateralized Mortgage Obligations	63,799	66,083	49,938
Mortgage-Backed Securities	138,912	151,877	143,404

Total Investments	$314,637	$280,741	$277,079

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and projected yields of the Company’s investment securities as of December 31, 2018.  The yields on tax-exempt securities are shown on a tax equivalent basis.

Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$21,404	1.92%	$29,278	2.49%	$—	—
Securities of U.S. Government Agencies and Corporations	23,131	1.90%	18,945	2.37%	—	—
Obligations of State & Political Subdivisions	2,579	2.11%	10,425	2.21%	5,628	4.12%
Collateralized Mortgage Obligations	—	—	62,743	2.08%	1,056	2.86%
Mortgage-Backed Securities	1,231	2.34%	135,913	2.01%	1,768	2.73%

TOTAL	$48,345	1.93%	$257,304	2.12%	$8,452	3.67%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$50,682	2.25%
Securities of U.S. Government Agencies and Corporations	—	—	42,076	2.11%
Obligations of State & Political Subdivisions	536	3.90%	19,168	2.81%
Collateralized Mortgage Obligations	—	—	63,799	2.09%
Mortgage-Backed Securities	—	—	138,912	2.02%

TOTAL	$536	3.90%	$314,637	2.13%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2018		2017		2016

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$125,177	16.1%	$135,015	18.0%	$126,311	18.6%
Commercial Real Estate	420,106	54.2%	398,346	53.2%	344,210	50.6%
Agriculture	123,626	15.9%	113,555	15.2%	101,905	15.0%
Residential Mortgage	51,064	6.6%	42,081	5.6%	40,237	5.9%
Residential Construction	20,124	2.6%	21,299	2.8%	23,650	3.5%
Consumer	35,397	4.6%	38,900	5.2%	43,250	6.4%
	775,494	100.0%	749,196	100.0%	679,563	100.0%
Allowance for loan losses	(12,822)		(11,133)		(10,899)
Net deferred origination fees and costs	721		1,049		1,106
TOTAL	$763,393		$739,112		$669,770

	2015		2014

	Balance	Percent	Balance	Percent

Commercial	$136,095	22.2%	$120,751	22.1%
Commercial Real Estate	292,316	47.6%	256,955	47.1%
Agriculture	84,813	13.8%	61,144	11.2%
Residential Mortgage	43,375	7.0%	50,511	9.3%
Residential Construction	12,110	2.0%	5,963	1.1%
Consumer	45,386	7.4%	49,911	9.2%
	614,095	100.0%	545,235	100.0%
Allowance for loan losses	(9,251)		(8,583)
Net deferred origination fees and costs	1,009		1,327
TOTAL	$605,853		$537,979

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

As shown in the comparative figures for loan mix during 2018 and 2017, total loans increased as a result of increases in commercial real estate loans, agriculture loans and residential mortgage loans, which were partially offset by decreases in commercial loans, residential construction loans and consumer loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2018 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$14,362	$100,566	$114,928
After one year through five years	96,434	32,679	129,113
After five years	101,534	429,919	531,453

Total	$212,330	$563,164	$775,494

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

The following tables summarize the Company’s non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2018, 2017, 2016, 2015, and 2014.

	At December 31, 2018			At December 31, 2017
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$750	$300	$450	$1,057	$32	$1,025
Commercial real estate	381	56	325	1,724	70	1,654
Agriculture	4,830	776	4,054	—	—	—
Residential mortgage	100	—	100	781	—	781
Residential construction	—	—	—	—	—	—
Consumer	191	—	191	205	—	205
Total non-accrual loans	$6,252	$1,132	$5,120	$3,767	$102	$3,665

	At December 31, 2016			At December 31, 2015
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$5,000	$2,000	$3,000	$112	$57	$55
Commercial real estate	540	81	459	964	95	869
Agriculture	—	—	—	—	—	—
Residential mortgage	654	—	654	1,092	—	1,092
Residential construction	—	—	—	—	—	—
Consumer	103	—	103	560	—	560
Total non-accrual loans	$6,297	$2,081	$4,216	$2,728	$152	$2,576

	At December 31, 2014
	Gross	Guaranteed	Net

Commercial	$2,151	$82	$2,069
Commercial real estate	672	—	672
Agriculture	—	—	—
Residential mortgage	1,691	—	1,691
Residential construction	71	—	71
Consumer	652	—	652
Total non-accrual loans	$5,237	$82	$5,155
Non-accrual loans amounted to $6,252,000 at December 31, 2018 and were comprised of two commercial loans totaling $750,000, two commercial real estate loans totaling $381,000, five agriculture loans totaling $4,830,000, two residential mortgage loans totaling $100,000, and one consumer loan totaling $191,000.  Non-accrual loans amounted to $3,767,000 at December 31, 2017 and were comprised of three commercial loans totaling $1,057,000, three commercial real estate loans totaling $1,724,000, three residential mortgage loans totaling $781,000, and one consumer loan totaling $205,000.  Non-accrual loans amounted to $6,297,000 at December 31, 2016 and were comprised of three residential mortgage loans totaling $654,000, two commercial real estate loans totaling $540,000, one commercial loan totaling $5,000,000, and one consumer loan totaling $103,000.

If interest on non-accrual loans had been accrued, such interest income would have approximated $377,000, $158,000 and $270,000 during the years ended December 31, 2018, 2017, and 2016, respectively.  Income actually recognized for these loans approximated $23,000, $50,000 and $38,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2018, 2017, and 2016 consisting of loans on non-accrual status totaled $6,252,000, $3,767,000 and $6,297,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $4,622,000, $5,234,000 and $4,662,000 at December 31, 2018, 2017, and 2016, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing as of December 31, 2018.  The Company had one loan totaling $45,000 that was 90 days past due and still accruing at December 31, 2017.  The Company had no loans 90 days past due and still accruing as of December 31, 2016.

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $2,502,000, or 67.4%, to $6,212,000 from December 31, 2017 and decreased $506,000 or 12.0%, at December 31, 2017 from December 31, 2016.  Non-performing assets net of guarantees represent 0.5%, 0.3% and 0.4% of total assets at December 31, 2018, 2017, and 2016, respectively.  The Bank’s management believes that the $6,252,000 in non-accrual loans were appropriately reflected at their fair value at December 31, 2018.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2018			At December 31, 2017
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$6,252	$1,132	$5,120	$3,767	$102	$3,665
Loans 90 days past due and still accruing	—	—	—	45	—	45
Total non-performing loans	6,252	1,132	5,120	3,812	102	3,710
Other real estate owned	1,092	—	1,092	—	—	—
Total non-performing assets	7,344	1,132	6,212	3,812	102	3,710
Non-performing loans (net of guarantees) to total loans			0.7%			0.5%
Non-performing assets (net of guarantees) to total assets			0.5%			0.3%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			250.4%			300.1%

	At December 31, 2016			At December 31, 2015
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$6,297	$2,081	$4,216	$2,728	$152	$2,576
Loans 90 days past due and still accruing	—	—	—	2	—	2
Total non-performing loans	6,297	2,081	4,216	2,730	152	2,578
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	6,297	2,081	4,216	2,730	152	2,578
Non-performing loans (net of guarantees) to total loans			0.6%			0.4%
Non-performing assets (net of guarantees) to total assets			0.4%			0.3%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			258.5%			358.8%

	At December 31, 2014
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$5,237	$82	$5,155
Loans 90 days past due and still accruing	—	—	—
Total non-performing loans	5,237	82	5,155
Other real estate owned	736	—	736
Total non-performing assets	5,973	82	5,891
Non-performing loans (net of guarantees) to total loans			0.9%
Non-performing assets (net of guarantees) to total assets			0.6%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			166.5%

OREO consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had one commercial real estate property classified as OREO totaling $1,092,000 as of the period ended December 31, 2018.  The Company had no OREO as of the periods ended December 31, 2017 and 2016.

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3-12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Problem commercial real estate loans are generally identified by periodic review of financial information that may include financial statements, tax returns, payment history of the borrower, and site inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Losses on loans secured by owner-occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resultant over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3-12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as changing weather conditions.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3-12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

Residential mortgage loans, which are secured by real estate, are primarily susceptible to three risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfalls in collateral value.  In general, non-payment is due to loss of employment and follows general economic trends in the marketplace, particularly the upward movement in the unemployment rate, loss of collateral value, and demand shifts. Problem residential mortgage loans are generally idenfied via payment default. Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3-12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

Construction loans, whether owner occupied or non-owner occupied residential development loans, are not only susceptible to the related risks described above but the added risks of construction itself, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Again, losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3-12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

Consumer loans, whether unsecured or secured, are primarily susceptible to four risks: non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfall in collateral value.  In general, non-payment is due to loss of employment and will follow general economic trends in the marketplace, particularly the upward movements in the unemployment rate, loss of collateral value, and demand shifts.  Problem consumer loans are generally idenfied via payment default. Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3-12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

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

Excluding the non-performing loans cited previously, loans totaling $15,926,000 and $2,045,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2018 and 2017, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2018 and 2017.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2018 and 2017 was 1.65% and 1.49%, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considered the $12,822,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2018.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2018	2017	2016	2015	2014

Balance at Beginning of Year	$11,133	$10,899	$9,251	$8,583	$9,353
Provision for Loan Losses	2,100	600	1,800	650	1,800
Loans Charged-Off:
Commercial	(509)	(681)	(446)	(44)	(2,288)
Commercial Real Estate	(142)	—	(15)	(7)	(69)
Agriculture	—	—	—	—	—
Residential Mortgage	—	(121)	(13)	(211)	(71)
Residential Construction	—	—	—	—	—
Consumer	(34)	(33)	(65)	(175)	(393)

Total Charged-Off	(685)	(835)	(539)	(437)	(2,821)

Recoveries:
Commercial	46	302	37	102	58
Commercial Real Estate	—	—	—	18	—
Agriculture	—	—	81	—	—
Residential Mortgage	34	96	1	219	—
Residential Construction	131	5	5	60	86
Consumer	63	66	263	56	107

Total Recoveries	274	469	387	455	251

Net (Charge-offs) Recoveries	(411)	(366)	(152)	18	(2,570)

Balance at End of Year	$12,822	$11,133	$10,899	$9,251	$8,583

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(0.05%)	(0.05%)	(0.02%)	0.00%	(0.49%)
Allowance as a percentage of Total Loans	1.65%	1.49%	1.60%	1.51%	1.57%
Allowance as a percentage of Non-performing loans, net of guarantees	250.4%	300.1%	258.5%	358.8%	166.5%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2018			December 31, 2017			December 31, 2016

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$3,198	25.0%	16.1%	$2,625	23.7%	18.0%	$3,571	32.8%	18.3%
Commercial Real Estate	5,890	45.9%	54.2%	5,460	49.0%	53.2%	3,910	35.9%	50.9%
Agriculture	1,632	12.7%	15.9%	1,547	13.9%	15.2%	1,262	11.6%	15.0%
Residential Mortgage	643	5.0%	6.6%	628	5.6%	5.6%	660	6.0%	5.9%
Residential Construction	318	2.5%	2.6%	360	3.2%	2.8%	440	4.0%	3.5%
Consumer	279	2.2%	4.6%	342	3.1%	5.2%	498	4.6%	6.4%
Unallocated	862	6.7%	—	171	1.5%	—	558	5.1%	—

Total	$12,822	100.0%	100.0%	$11,133	100.0%	100.0%	$10,899	100.0%	100.0%

	December 31, 2015			December 31, 2014

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$3,097	33.5%	22.0%	$3,581	41.7%	21.8%
Commercial Real Estate	3,343	36.1%	47.8%	1,825	21.2%	47.5%
Agriculture	1,060	11.5%	13.9%	580	6.8%	11.3%
Residential Mortgage	739	8.0%	7.0%	1,181	13.8%	9.2%
Residential Construction	334	3.6%	1.9%	161	1.9%	1.1%
Consumer	641	6.9%	7.4%	886	10.3%	9.1%
Unallocated	37	0.4%	—	369	4.3%	—

Total	$9,251	100.0%	100.0%	$8,583	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2018		2017		2016
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$394,106	—	$361,729	—	$329,933	—

Interest-Bearing Demand (NOW)	$307,727	0.14%	$293,464	0.08%	$269,197	0.11%

Savings and MMDAs	$333,788	0.17%	$335,709	0.16%	$309,638	0.17%

Time	$67,177	0.42%	$77,705	0.39%	$84,087	0.40%

The following table sets forth by time remaining to maturity the Bank’s time deposits over $250,000 (dollars in thousands) as of December 31, 2018:

Three months or less	$3,848

Over three months through twelve months	6,414

Over twelve months	5,741

Total	$16,003

Short-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2018 and December 31, 2017.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2018, the Company had collateral borrowing capacity from the FHLB of $325,150,000 and at such date, also had unsecured Federal Funds lines of credit totaling $67,000,000 with correspondent banks.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2018 and 2017.  Average outstanding balances of long-term borrowings were $0 during 2018 and 2017.

Supplemental Compensation Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.  Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently three participants in the SERP.  At December 31, 2018, the accrued benefit liability was $5,322,000, of which $3,640,000 was recorded in interest payable and other liabilities and $1,682,000 was recorded in accumulated other comprehensive loss, net in the Consolidated Statements of Condition.  At December 31, 2017, the accrued benefit liability was $5,419,000, of which $3,450,000 was recorded in interest payable and other liabilities and $1,969,000 was recorded in accumulated other comprehensive loss, net, in the Consolidated Statements of Condition.

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the Bank.  At December 31, 2018 the accrued benefit liability was $787,000, of which $827,000 was recorded in interest payable and other liabilities and ($40,000) was recorded in accumulated other comprehensive loss, net in the Consolidated Statements of Condition.  At December 31, 2017, the accrued benefit liability was $856,000, of which $860,000 was recorded in interest payable and other liabilities and ($4,000) was recorded in accumulated other comprehensive loss, net, in the Consolidated Statements of Condition.

For additional information, see Note 16 to the Consolidated Financial Statements in this Form 10-K.

Overview

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net income for the year ended December 31, 2018, was $12.6 million, representing an increase of $3.9 million, or 43.5%, compared to net income of $8.7 million for the year ended December 31, 2017.  The increase in net income was principally attributable to a $5.6 million increase in interest income and a $3.6 million decrease in provision for income taxes, which was partially offset by a $1.5 million increase in provision for loan loss, a $0.9 million decrease in non-interest income and a $2.8 million increase in non-interest expense.

Total assets increased by $32.2 million, or 2.6%, to $1.250 billion as of December 31, 2018, compared to $1.218 billion at December 31, 2017.  The increase in total assets was mainly due to a $25.5 million increase in net loans (including loans held-for-sale), a $33.9 million increase in investment securities and a $5.6 million increase in certificates of deposit, which was partially offset by a $36.9 million decrease in cash and cash equivalents.  Total deposits increased $19.9 million, or 1.8%, to $1.125 billion as of December 31, 2018, compared to $1.105 billion at December 31, 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net income for the year ended December 31, 2017, was $8.7 million, representing an increase of $0.6 million, or 8.7%, compared to net income of $8.1 million for the year ended December 31, 2016.  The increase in net income was principally attributable to a $4.1 million increase in interest income, a $1.2 million decrease in provision for loan loss, and a $0.9 million increase in non-interest income, which was partially offset by a $2.0 million increase in non-interest expense and a $3.4 million increase in provision for income tax.  On December 22, 2017, the TCJA was signed into law.  Among other changes, the new law provides a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, the Company re-measured its net deferred tax asset in December 2017 (as was required given the law was enacted in 2017 even though the tax rate reduction did not take effect until 2018). This re-measurement resulted in a reduction in the value of our net deferred tax asset of $1.7 million, or $0.14 per diluted share, which was recorded as additional income tax expense for 2017.

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

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds which are used to fund those assets.  Net interest income is primarily affected by the yields on the Bank’s interest-earning assets and interest-bearing liabilities outstanding during the period.  The $5,411,000 increase in the Bank's net interest income in 2018 from 2017 was driven by both increased volumes and interest rates.  Average loan growth was the primary driver from a volume perspective, contributing $3,099,000 in additional interest income vs, 2017. Increasing interest rates drove increases in income primarily from loans, due from banks and investments by $975,000, $942,000 and $671,000 respectively while the rates on interest bearing deposit accounts only increased by $225,000.  The $4,128,000 increase in the Bank's net interest income in 2017 from 2016 was driven primarily by increased volumes. Average loan and investment growth were the primary drivers from a volume perspective, contributing $2,481,000 and $1,024,000 in additional interest income vs. 2016, respectively. Increasing interest rates drove increases in income primarily impacting due from banks and investment securities by $758,000 and $140,000 respectively while the rates on interest bearing deposit accounts decreased by $125,000.  See “Analysis of Changes in Interest Income and Interest Expense” set forth on page 32 of this Annual Report on Form 10-K for a discussion of the effects of interest rates and loan/deposit volume on net interest income.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.50% during most of 2016. In December 2016, the prime rate increased 25 basis points to end the year at 3.75%. During 2017, the prime rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at 4.50%. During 2018, the prime rate increased 100 basis points (25 basis points in each of March, June, September, and December) to end the year at 5.50%. The effective federal funds rate, which is the cost of immediately available overnight funds, remained at 0.50% during most of 2016. In December 2016, the effective federal funds rate increased 25 basis points to end the year at 0.75%. During 2017, the effective federal funds rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at 1.50%. During 2018, the effective federal funds rate increased 100 basis points (25 basis points in each of March, June, September and December) to end the period at 2.50%.

We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment. Federal prohibitions on the payment of interest on demand deposits were repealed in 2011. Nonetheless, we have not experienced any significant additional costs as a result. However, as market interest rates have increased, we have increased the interest rates we pay on most of our interest-bearing deposit products.

The nature and impact of future changes in interest rates and monetary policy on the business and earnings of the Company cannot be predicted.

Interest income on loans for 2018 was up 12.3% from 2017, increasing from $33,115,000 to $37,189,000, and was up 7.9% from 2017 to 2016, increasing from $30,697,000 to $33,115,000.  The increase in interest income on loans for 2018 as compared to 2017 was the result of a 9.1% increase in average loan volume and a 14 basis point increase in loan yields.  The increase in interest income on loans for 2017 as compared to 2016 was the result of a 7.3% increase in average loan volume and a 3 basis point increase in loan yields.

Interest income on investment securities for 2018 was up 12.4% from 2017, increasing from $5,019,000 to $5,643,000, and was up 30.1% from 2017 to 2016, increasing from $3,858,000 to $5,019,000.  The increase in interest income on investment securities for 2018 as compared to 2017 was the result of a 23 basis point increase in investment securities yields, which was partially offset by a 1.2% decrease in investment securities volume.  The increase in interest income on investment securities for 2017 as compared to 2016 was the result of a 25.2% increase in average investment securities volume and a 6 basis point increase in investment securities yields.  The Bank’s strategy in 2018 was to use its excess cash to purchase investment securities and increase the investment portfolio.  Investment securities yields were 1.92%, 1.69% and 1.63% for 2018, 2017, and 2016, respectively.

Interest income on interest-bearing due from banks for 2018 was up 51.5% from 2017, increasing from $1,428,000 to $2,163,000, and was up 91.4% from 2017 to 2016, increasing from $746,000 to $1,428,000.  The increase in interest income on interest-bearing due from banks for 2018 as compared to 2017 was the result of an 80 basis point increase in yield on interest-bearing due from banks, which was partially offset by a 13.0% decrease in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for 2017 as compared to 2016 was the result of a 58 basis point increase in yield on interest-bearing due from banks, which was partially offset by a 9.3% decrease in average balances of interest-bearing due from banks.

Interest income on certificates of deposit for 2018 was up 44.4% from 2017, increasing from $72,000 to $104,000, and was down 50.3% from 2017 to 2016, decreasing from $145,000 to $72,000.  The increase in interest income on certificates of deposit for 2018 as compared to 2017 was the result of a 146 basis point increase in yield on certificates of deposit, which was partially offset by a 39.9% decrease in average balances of certificates of deposit.  The decrease in interest income on certificates of deposit for 2017 as compared to 2016 was the result of a 58.3% decrease in average balances of certificates of deposit, which was partially offset by a 17 basis point increase in yield on certificates of deposit.

Interest expense on deposits for 2018 was up 17.5% from 2017, increasing from $1,079,000 to $1,268,000, and was down 6.7% from 2017 to 2016, decreasing from $1,157,000 to $1,079,000.  The increase in interest expense on deposits for 2018 as compared to 2017 was the result of a 3 basis point increase in interest rates paid on interest-bearing deposits and a 0.3% increase in average balances of interest-bearing deposits.  The decrease in interest expense on deposits for 2017 as compared to 2016 was the result of a 2 basis point decrease in interest rates paid on interest-bearing deposits, which was partially offset by a 6.6% increase in average balances of interest-bearing deposits.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2018		2017		2016

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$394,106	35.7%	$361,729	33.8%	$329,933	33.2%

Interest-Bearing Demand (NOW)	307,727	27.9%	293,464	27.5%	269,197	27.1%

Savings and MMDAs	333,788	30.3%	335,709	31.4%	309,638	31.2%

Time	67,177	6.1%	77,705	7.3%	84,087	8.5%

Total	$1,102,798	100.0%	$1,068,607	100.0%	$992,855	100.0%

Loan rates increased in 2018, 2017 and 2016.  Deposit rates increased in 2018 and decreased in 2017 and 2016.  The Bank’s net interest margin (net interest income divided by average earning assets) was 3.83% in 2018, 3.48% in 2017 and 3.37% in 2016.  The net spread between the rate for total earning assets and the rate for interest-bearing deposits and borrowed funds increased 33 basis points in the period from 2018 to 2017 and increased 12 basis points in the period from 2016 to 2017.  The increase in 2018 from 2017 was primarily due to an overall increase in interest rates on earning assets, which was partially offset by an increase in interest rates on interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses increased to $2,100,000 in 2018 from $600,000 in 2017, primarily as a result of an increase in specific reserves on impaired loans and an increase in loan balances.  The amount of loans charged-off decreased in 2018 to $685,000 from $835,000 in 2017, and recoveries decreased to $274,000 in 2018 from $469,000 in 2017.  The decrease in charge-offs was due to a decrease in charge-offs on commercial and residential mortgage loans, which was partially offset by an increase in charge-offs on commercial real estate loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2018 was 1.65% compared to 1.49% at December 31, 2017.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 250.4% at December 31, 2018, compared to 300.1% at December 31, 2017.

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

Non-Interest Income and Expenses

Non-interest income consisted primarily of service charges on deposit accounts, net gains on sales of investment securities, net realized gains on loans held-for-sale, and other income.  Service charges on deposit accounts increased $37,000 in 2018 over 2017 and decreased $54,000 in 2017 over 2016.  Realized gains on sale of investment securities decreased $6,000 in 2018 over 2017 and decreased $13,000 in 2017 over 2016.  The decrease in 2018 was primarily due to a decrease in fair value of securities sold.  Net realized gains on loans held-for-sale decreased $175,000 in 2018 over 2017 and decreased $330,000 in 2017 over 2016.  The decrease in 2018 was primarily due to a decrease in the volume of loan sales.  Other income increased $412,000 in 2018 over 2017 and increased $64,000 in 2017 over 2016.  The increase in 2018 was due, for the most part, to increases in investment and brokerage income, fiduciary activities income and debit card income, which was partially offset by decreases in mortgage brokerage income and loan servicing income.  In 2017, the Company recognized a pre-tax gain of $1,187,000 on a sale-leaseback transaction related to land and building which is partially occupied by a Bank branch.

Non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising and other expenses.  Non-interest expenses increased to $32,163,000 in 2018 from $29,400,000 in 2017, and increased to $29,400,000 in 2017 from $27,352,000 in 2016, representing an increase of $2,763,000, or 9.4%, in 2018 over 2017, and an increase of $2,048,000, or 7.5%, in 2017 over 2016.

Following is an analysis of the increase or decrease in the components of non-interest expenses (dollars in thousands) during the periods specified:
	2018 over 2017		2017 over 2016

	Amount	Percent	Amount	Percent

Salaries and Employee Benefits	$2,511	13.7%	$1,513	9.0%
Occupancy and Equipment	(87)	(3.0%)	(81)	(2.8%)
Data Processing	382	21.1%	238	15.2%
Stationery and Supplies	57	17.2%	(13)	(3.8%)
Advertising	45	13.7%	20	6.5%
Directors Fees	(13)	(4.2%)	18	6.2%
OREO Expense and Impairment	17	283.3%	4	200.0%
Other Expense	(149)	(2.7%)	349	6.8%

Total	$2,763	9.4%	$2,048	7.5%

The increase in salaries and employee benefits in 2018 was primarily due to a 12% increase in regular salaries and 6% increase in payroll taxes.  The increase in regular salaries expense and related payroll tax expense was due to current year salary increases and increases in staffing levels.  The increase in data processing expense was a result of core processing migration related costs and enhanced IT infrastructure. The decrease in occupancy and equipment expense in 2018 was primarily due to decreases in depreciation expense and utilities expense.  The decrease in other expenses in 2018 was primarily due to decrease in provision for off-balance sheet loan losses, consulting fees, loan and lease expense, which was partially offset by increases in contributions expense and loan collection expense

The increase in salaries and employee benefits in 2017 was primarily due to a 6% increase in regular salaries, 4% increase in payroll taxes, and 34% increase in profit sharing expense.   The increase in regular salaries expense and related payroll tax expense was due to current year salary increases and increases in staffing levels.  The increase in profit sharing expense was due to increased performance results of the Company.  The decrease in occupancy and equipment expense in 2017 was primarily due to decreases in rent expense and depreciation expense.  The decrease in rent expense was primarily due to the amortization of the deferred portion of the gain on sale of lease-back transaction discussed in Non-Interest Income above.  The increase in data processing expense was a result of enhanced IT infrastructure costs. The increase in other expenses in 2017 was primarily due to an increase in amortization expense on housing tax credits, sundry losses, and off-balance sheet loan losses.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the level of tax-exempt income.  In 2018, tax expense decreased to $4,744,000 from $8,318,000 in 2017.  In 2017, tax expense increased to $8,318,000 from $4,885,000 in 2016.  On December 22, 2017, the TCJA was signed into law.  Among other changes, the new law provided a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and required the Company to re-measure its net deferred tax asset in December 2017.  In 2018, the decrease in tax expense was primarily due to a decrease in the federal corporate income tax rate.  In addition, in 2017 the Company recorded additional tax expense of $1,700,000 for the reduction in the value of the Company’s net deferred tax assets.  In 2017, the increase in tax expense was primarily due to the re-measurement of net deferred tax asset and an increase in taxable income.  Non-taxable municipal bond income was $143,000, $257,000, and $276,000, for the years ended December 31, 2018, 2017, and 2016, respectively.

Liquidity

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available-for-sale investment portfolio.  The Company held $314,637,000 in total investment securities at December 31, 2018.  Under certain deposit, borrowing, and other arrangements, the Company must hold and pledge investment securities as collateral.  At December 31, 2018, such collateral requirements totaled approximately $36,781,000.  As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, the Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Home Loan Bank, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2018, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 68.1% on December 31, 2018, 67.0% on December 31, 2017, and 63.3% on December 31, 2016.  At December 31, 2018 and 2017, the Bank’s ratio of core deposits to total assets was 88.7% and 89.2%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits $250,000 or less.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  Management believes that the Bank’s liquidity position was adequate in 2018.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2018, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (12.14%) as of December 31, 2018 and (12.22%) as of December 31, 2017.  This ratio indicated at December 31, 2018, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2018 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$79,508	$59,689	$15,641	$3,302	$876
Commercial Real Estate	20,955	5,790	540	—	14,625
Agriculture	23,992	15,737	1,829	216	6,210
Residential Mortgage	1,961	750	—	55	1,156
Residential Construction	21,032	20,434	—	—	598
Consumer	54,535	15,012	3,990	9,059	26,474
Commitments to sell loans	570	570	—	—	—
Standby Letters of Credit	2,974	2,229	745	—	—
Total	$205,527	$120,211	$22,745	$12,632	$49,939

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2018	2017

Undisbursed loan commitments	$201,983	$220,882
Standby letters of credit	2,974	2,635
Commitments to sell loans	570	1,283

	$205,527	$224,800

The Bank expects its liquidity position to remain strong in 2019 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year, but with the overall trend being favorable.  While the Bank did not experience an outflow of deposits in 2018, the potential of outflows still exists if the stock market values continue to improve.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2019.

Capital

The Company believes a strong capital position is essential to the Company’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Company to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2018, stockholders’ equity totaled $112.5 million, an increase of $12.5 million from $100.0 million at December 31, 2017.  The increase was primarily due to net income of $12.6 million.  Also affecting capital in 2018 was paid in capital in the amount of $0.5 million resulting from employee stock purchases and stock plan accruals.  The Company’s Tier 1 Leverage Capital ratio was 9.0% and 8.6% at December 31, 2018 and December 31, 2017, respectively.  See the section entitled “Business – Capital Standards” for additional information.

The capital of the Company and the Bank historically have been maintained at a level that is in excess of regulatory guidelines for a “well capitalized” institution.  The policy of annual stock dividends has, over time, allowed the Company to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting	Page 52

Report of Independent Registered Public Accounting Firm	Page 53

Consolidated Balance Sheets as of December 31, 2018 and 2017	Page 55

Consolidated Statements of Income for Years Ended December 31, 2018, 2017, and 2016	Page 56

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2018, 2017, and 2016	Page 57

Consolidated Statement of Stockholders’ Equity for Years Ended December 31, 2018, 2017, and 2016	Page 58

Consolidated Statements of Cash Flows for Years Ended December 31, 2018, 2017, and 2016	Page 59

Notes to Consolidated Financial Statements	Page 60

Management’s Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Northern Community Bancorp and subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to ensure that material information regarding our operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time so too may the effectiveness of internal controls.

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

Our management has evaluated our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Kevin Spink

Kevin Spink
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

March 8, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
First Northern Community Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ MOSS ADAMS LLP

Los Angeles, California
March 8, 2019

We have served as the Company’s auditor since 2006.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2018 and 2017
(in thousands, except shares and share amounts)

	2018	2017
Assets
Cash and cash equivalents	$116,032	$152,892
Certificates of deposit	7,595	1,984
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $36,781 at December 31, 2018 and $32,399 at December 31, 2017)	314,637	280,741
Loans (net of allowance for loan losses of $12,822 at December 31, 2018 and $11,133 at December 31, 2017)	763,393	739,112
Loans held-for-sale	2,295	1,040
Stock in Federal Home Loan Bank and other equity securities, at cost	6,019	5,567
Premises and equipment, net	6,646	6,248
Other real estate owned	1,092	—
Interest receivable and other assets	32,136	30,074

Total Assets	$1,249,845	$1,217,658

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$416,493	$382,157
Interest-bearing transaction deposits	312,697	312,569
Savings and MMDAs	332,514	336,592
Time, $250,000 or less	46,905	54,531
Time, over $250,000	16,003	18,891

Total Deposits	1,124,612	1,104,740

Interest payable and other liabilities	12,772	12,874

Total Liabilities	1,137,384	1,117,614

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Common stock, no par value; 16,000,000 shares authorized; 12,253,812 and 11,630,129 shares issued and outstanding at December 31, 2018 and 2017, respectively	92,618	85,583
Additional paid-in capital	977	977
Retained earnings	23,902	17,881
Accumulated other comprehensive loss, net	(5,036)	(4,397)
Total Stockholders’ Equity	112,461	100,044

Total Liabilities and Stockholders’ Equity	$1,249,845	$1,217,658

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except per share amounts)

	2018	2017	2016
Interest and dividend income:
Interest and fees on loans	$37,189	$33,115	$30,697
Due from banks interest bearing accounts	2,267	1,500	891
Investment securities:
Taxable	5,500	4,762	3,582
Non-taxable	143	257	276
Other earning assets	518	383	521
Total interest and dividend income	45,617	40,017	35,967
Interest expense:
Time deposits over $250,000	78	78	67
Other deposits	1,190	1,001	1,090
Total interest expense	1,268	1,079	1,157
Net interest income	44,349	38,938	34,810
Provision for loan losses	2,100	600	1,800
Net interest income after provision for loan losses	42,249	38,338	33,010
Non-interest income:
Service charges on deposit accounts	1,994	1,957	2,011
Net loss on sale of available-for-sale securities	(20)	(14)	(1)
Net gain on sale of loans held-for-sale	337	512	842
Net gain on sale of other real estate owned	—	—	4
Gain on sale-leaseback of real estate	—	1,187	—
Other income	4,898	4,486	4,422
Total non-interest income	7,209	8,128	7,278
Non-interest expenses:
Salaries and employee benefits	20,795	18,284	16,771
Occupancy and equipment	2,775	2,862	2,943
Data processing	2,190	1,808	1,570
Stationery and supplies	389	332	345
Advertising	373	328	308
Directors fees	296	309	291
Other real estate owned expense and impairment	23	6	2
Other expense	5,322	5,471	5,122
Total non-interest expenses	32,163	29,400	27,352
Income before provision for income tax	17,295	17,066	12,936
Provision for income tax	(4,744)	(8,318)	(4,885)
Net income	$12,551	$8,748	$8,051
Basic income per share	$1.04	$0.72	$0.67
Diluted income per share	$1.02	$0.71	$0.66

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Net income	$12,551	$8,748	$8,051
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the current period, net of tax effect of ($355), ($570), and ($1,218) for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively	(884)	(854)	(1,829)
Reclassification adjustment due to losses realized on sales of securities, net of tax effect of $6, $6, and $0 for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively	14	8	1
Officers’ retirement plan equity adjustments, net of tax effect of $82, ($236), and ($16) for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively	205	(591)	(24)
Directors’ retirement plan equity adjustments, net of tax effect of $10, ($7), and (2) for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively	26	(11)	(3)
Total other comprehensive loss, net of tax effect of ($257), ($807), and ($1,236) for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively	(639)	(1,448)	(1,855)
Comprehensive income	$11,912	$7,300	$6,196

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2015	10,676,557	$73,764	$977	$11,603	$(495)	$85,849
Net income				8,051		8,051
Other comprehensive loss, net of tax					(1,855)	(1,855)
Stock dividend adjustment	505	4		(4)		—
4% stock dividend declared in 2017	428,786	5,088		(5,088)		—
Cash in lieu of fractional shares	(101)			(5)		(5)
Stock-based compensation		286				286
Tax deficiency related to expired, vested non-qualified stock options		(114)				(114)
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	34,976	61				61
Stock options exercised	7,723	25				25
Balance at December 31, 2016	11,148,446	$79,114	$977	$14,557	$(2,350)	$92,298
Net income				8,748		8,748
Other comprehensive loss, net of tax					(1,448)	(1,448)
Stock dividend adjustment	289	207		(207)		—
Tax Rate Change Reclassification				599	(599)	—
4% stock dividend declared in 2018	447,312	5,806		(5,806)		—
Cash in lieu of fractional shares	(129)			(10)		(10)
Stock-based compensation		378				378
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	34,211	78				78
Balance at December 31, 2017	11,630,129	$85,583	$977	$17,881	$(4,397)	$100,044
Net income				12,551		12,551
Other comprehensive loss, net of tax					(639)	(639)
Stock dividend adjustment	628	240		(240)		—
5% stock dividend declared in 2019	583,514	6,280		(6,280)		—
Cash in lieu of fractional shares	(159)			(10)		(10)
Stock-based compensation		424				424
Common shares issued related to restricted stock grants and ESPP	33,722	91				91
Stock options exercised, net	5,978					—
Balance at December 31, 2018	12,253,812	$92,618	$977	$23,902	$(5,036)	$112,461

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$12,551	$8,748	$8,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	600	1,800
Stock based compensation	424	378	286
Gain on sale-leaseback of real estate	-	(1,187)	—
Depreciation and amortization of bank premises and equipment	565	600	633
Accretion and amortization of securities, net	2,530	3,587	3,158
Net loss on sale/call of available-for-sale securities	20	14	1
Net gain on sale of loans held-for-sale	(337)	(512)	(842)
Net gain on sale of other real estate owned	—	—	(4)
(Reversal of) provision for deferred income taxes	(1,210)	1,919	(437)
Valuation adjustment on mortgage servicing rights	—	(21)	21
Proceeds from sales of loans held-for-sale	21,966	27,596	41,822
Originations of loans held-for-sale	(22,884)	(24,798)	(43,955)
Increase (decrease) in deferred loan origination fees and costs, net	328	57	(97)
(Increase) decrease in interest receivable and other assets	(596)	(2,147)	(793)
Net increase in interest payable and other liabilities	222	1,261	62
Net cash provided by operating activities	15,679	16,095	9,706
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	23,860	21,290	37,464
Proceeds from sales of available-for-sale securities	2,487	462	1,945
Principal repayments on available-for-sale securities	50,186	50,354	36,698
Purchase of available-for-sale securities	(114,198)	(80,779)	(176,041)
Net (increase) decrease in Certificates of Deposit	(5,611)	14,229	436
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(452)	(1,158)	(475)
Net increase in loans	(27,801)	(69,999)	(65,837)
Purchases of bank premises and equipment, net	(963)	(1,225)	(926)
Proceeds from the sale of bank premises and equipment	—	2,868	—
Proceeds from sales of other real estate owned	—	—	221
Net cash used in investing activities	(72,492)	(63,958)	(166,515)
Cash flows from financing activities:
Net increase in deposits	19,872	41,044	115,582
Cash dividends paid in lieu of fractional shares	(10)	(10)	(5)
Common stock issued	91	78	61
Stock options exercised	—	—	21
Tax benefit for stock options	—	—	(4)
Net cash provided by financing activities	19,953	41,112	115,655
Net decrease in cash and cash equivalents	(36,860)	(6,751)	(41,154)
Cash and cash equivalents at beginning of year	152,892	159,643	200,797
Cash and cash equivalents at end of year	$116,032	$152,892	$159,643

Supplemental Consolidated Statements of Cash Flows Information (Note 19)

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (“Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state-chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, and Contra Costa Counties.  All intercompany transactions between the Company and the Bank have been eliminated in consolidation.  The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank.  Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties.  Yolano Realty Corporation was an inactive subsidiary in 2018.

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

Investment securities consist of U.S. Treasury securities, U.S. Agency securities, obligations of states and political subdivisions, obligations of U.S. Corporations, collateralized mortgage obligations and mortgage-backed securities.  At the time of purchase of a security the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs, and intent to hold.  The Company does not purchase securities with the intent to engage in trading activity.

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

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term.  Management believes that the allowance for loan losses was adequate at December 31, 2018.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

The Bank held other real estate owned (“OREO”) in the amount of $1,092 and $0 as of December 31, 2018 and 2017, respectively.

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

(j)	Revenue from Contracts with Customers

In May 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 specifies a standardized approach for revenue recognition across industries and transactions.  The scope of this ASU does not include revenue streams covered by other ASU topics.  Our revenue is comprised of net interest income on financial assets and financial liabilities and non-interest income.  All of our net interest income and a portion of our non-interest income is excluded from the scope of Topic 606.  The contracts that are in scope are primarily related to service charges and fees on deposit accounts, debit card income, investment and brokerage income and fiduciary activities income.  We adopted the requirements of ASU 2014-09 on January 1, 2018.  We have analyzed all revenue streams and determined our revenue recognition practices in scope of Topic 606 did not change in any material regard upon adoption of this ASU. The following are descriptions of the Company’s sources of Non-interest income within the scope of Topic 606:

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

Debit card income

Debit card income represent fees earned on Bank-issued debit card transactions.  The Bank earns interchange fees from debit cardholder transactions through the related payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ account.  Certain expenses directly associated with the debit card are recorded on a net basis with the interchange income.

Gains (losses) on sales of available-for-sale securities

Gains and losses on sales of available-for-sale securities are from the sale of investment securities.  The gain or loss is recognized upon settlement of the sale transaction.

Other income

Other income within the scope of Topic 606 include check sales fees, bankcard fees, merchant fees and increase in cash surrender value of life insurance policies.  Check sales fees, based on check sales volume, are received from check printing companies and are recognized monthly.  Bankcard fees are earned from the Bank’s credit card program and are recognized monthly as the service period is completed.  Merchant fees are earned for card payment services provided to its merchant customers.  The Bank has a contract with a third party to provide card payment services to merchants that contract for those services.  Merchant fees are recognized monthly as the service period is completed.  The Bank owns life insurance policies on certain officers and directors of the Bank.  The increase in cash surrender value of life insurance policies is recognized on a monthly basis based upon the current expected cash surrender value of the underlying life insurance policies.

(k)	Gain or Loss on Sale of Loans and Servicing Rights

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2018, 2017, and 2016 for cash proceeds equal to the fair value of the loans.

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

	2018	2017
Constant prepayment rate	8.58%	10.80%
Discount rate	10.01%	10.02%
Weighted average life (years)	6.79	6.02

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

(l)	Income Taxes

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

(m) Share Based Compensation

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

(n)	Earnings Per Share (“EPS”)

Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted shares.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  The number of potential common shares included in annual diluted EPS is a year to date average of the number of potential common shares included in each quarter’s diluted EPS computation under the treasury stock method.  The calculation of weighted average shares includes two classes of the Company’s outstanding common stock:  common stock and restricted stock awards.  Holders of restricted stock also receive dividends at the same rate as common shareholders, subject to vesting restrictions, and they both share equally in undistributed earnings.  See Note 13 of Notes to Consolidated Financial Statements.

(o)	Advertising Costs

Advertising costs were $373, $328, and $308 for the years ended December 31, 2018, 2017, and 2016, respectively.  Advertising costs are expensed as incurred.

(p)	Comprehensive Income

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

(q)	Stock Dividend

On January 25, 2018, the Company announced that its Board of Directors had declared a 4% stock dividend which resulted in 447,940 shares, which was paid on March 29, 2018 to shareholders of record as of February 28, 2018.  On January 24, 2019, the Company announced that its Board of Directors had declared a 5% stock dividend which will result in an estimate of 583,514 shares, which will be paid on March 29, 2019 to shareholders of record as of February 28, 2019.

The earnings per share data for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019.  December 31, 2018 figures included in the Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders’ Equity have been adjusted to reflect the estimated impact of the 2019 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, Common stock balance and Retained earnings balance.  The December 31, 2017, 2016 and 2015 balances included in the Consolidated Balance Sheets and Statement of Changes in Stockholders’ Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

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

(s) Impact of Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements.  These amendments provide entities with an additional (and optional) transition method to adopt the new leases standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).  The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met.  For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.  The Company adopted this optional transition method upon adoption of ASU 2016-02 on January 1, 2019.

The amendments in these ASU’s are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019.  As a result, the Company recognized a lease liability and right-of-use asset of approximately $4,800 and $4,400, which were recognized in other liabilities and other assets, respectively.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit risk, finance and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In August 2018, FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for the Company on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on its financial statements.

In November 2018, FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  The guidance clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather should be accounted for in accordance with the leases standard.  The effective date and transition requirements are the same as the effective dates and transition requirements in the credit losses standard, ASU 2016-13.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2018 and 2017.  The Bank has met its average reserve requirements during 2018, 2017, and 2016 and the minimum required balance at December 31, 2018 and 2017.

(3) Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2018 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Investment securities available-for-sale:
U.S. Treasury securities	$50,825	$14	$(157)	$50,682
Securities of U.S. government agencies and corporations	42,215	89	(228)	42,076
Obligations of states and political subdivisions	19,110	181	(123)	19,168
Collateralized mortgage obligations	65,615	34	(1,850)	63,799
Mortgage-backed securities	142,297	147	(3,532)	138,912

Total debt securities	$320,062	$465	$(5,890)	$314,637

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

Gross realized gains from sales and calls of available-for-sale securities were $0, $2, and $24 for the years ended December 31, 2018, 2017, and 2016, respectively.  Gross realized losses from sales of available-for-sale securities were $20, $16, and $25 for the years ended December 31, 2018, 2017, and 2016, respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2018, by contractual and expected maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$47,277	$47,114
Due after one year through five years	58,881	58,648
Due after five years through ten years	5,462	5,628
Due after ten years	530	536
Subtotal	112,150	111,926
MBS and CMO	207,912	202,711
Total	$320,062	$314,637

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2018, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$37,805	$(67)	$5,951	$(90)	$43,756	$(157)
Securities of U.S. government agencies and corporations	16,959	(39)	13,540	(189)	30,499	(228)
Obligations of states and political subdivisions	847	(2)	9,134	(121)	9,981	(123)
Collateralized mortgage obligations	2,217	(6)	53,217	(1,844)	55,434	(1,850)
Mortgage-backed securities	16,358	(123)	105,361	(3,409)	121,719	(3,532)

Total	$74,186	$(237)	$187,203	$(5,653)	$261,389	$(5,890)

No decline in value was considered “other-than-temporary” during 2018.  Sixty-four securities, all considered investment grade, which had a fair value of $74,186 and a total unrealized loss of $237 have been in an unrealized loss position for less than twelve months as of December 31, 2018.  One hundred eighty-six securities, all considered investment grade, which had a fair value of $187,203 and a total unrealized loss of $5,653, have been in an unrealized loss position for more than twelve months as of December 31, 2018.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that we will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of December 31, 2018.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer's financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2017, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$10,004	$(2)	$8,460	$(123)	$18,464	$(125)
Securities of U.S. government agencies and corporation	6,049	(50)	15,060	(194)	21,109	(244)
Obligations of states and political subdivision	7,677	(34)	7,116	(112)	14,793	(146)
Collateralized mortgage obligations	31,679	(576)	34,404	(1,065)	66,083	(1,641)
Mortgage-backed securities	62,320	(650)	76,478	(1,711)	138,798	(2,361)

Total	$117,729	$(1,312)	$141,518	$(3,205)	$259,247	$(4,517)

Investment securities carried at $36,781 and $32,399 at December 31, 2018 and 2017, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, by loan class, at December 31, is as follows:

	2018	2017
Commercial	$125,177	$135,015
Commercial Real Estate	420,106	398,346
Agriculture	123,626	113,555
Residential Mortgage	51,064	42,081
Residential Construction	20,124	21,299
Consumer	35,397	38,900

	775,494	749,196
Allowance for loan losses	(12,822)	(11,133)
Net deferred origination fees and costs	721	1,049

Loans, net	$763,393	$739,112

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

As of December 31, 2018, approximately 16% in principal amount of the Company’s loans were for general commercial uses, including professional, retail and small businesses.  Approximately 54% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of loans secured by commercial properties and construction and land development loans.  Approximately 16% in principal amount of the Company’s loans were for agriculture, approximately 7% in principal amount of the Company’s loans were residential mortgage loans, approximately 3% in principal amount of the Company’s loans were residential construction loans and approximately 4% in principal amount of the Company’s loans were consumer loans.

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

At December 31, 2018 and December 31, 2017, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of December 31, 2018 and December 31, 2017 was as follows:

	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
December 31, 2018
Commercial	$123,765	$662	$—	$—	$750	$125,177
Commercial Real Estate	419,725	—	—	—	381	420,106
Agriculture	118,639	157	—	—	4,830	123,626
Residential Mortgage	50,964	—	—	—	100	51,064
Residential Construction	20,124	—	—	—	—	20,124
Consumer	35,054	114	38	—	191	35,397
Total	$768,271	$933	$38	$—	$6,252	$775,494

December 31, 2017
Commercial	$133,913	$—	$—	$45	$1,057	$135,015
Commercial Real Estate	396,521	101	—	—	1,724	398,346
Agriculture	113,555	—	—	—	—	113,555
Residential Mortgage	40,354	349	597	—	781	42,081
Residential Construction	21,299	—	—	—	—	21,299
Consumer	38,656	1	38	—	205	38,900
Total	$744,298	$451	$635	$45	$3,767	$749,196

Non-accrual loans amounted to $6,252 at December 31, 2018 and were comprised of two commercial loans totaling $750, two commercial real estate loans totaling $381, five agriculture loans totaling $4,830, two residential mortgage loans totaling $100, and one consumer loan totaling $191.  Non-accrual loans amounted to $3,767 at December 31, 2017 and were comprised of three commercial loans totaling $1,057, three commercial real estate loans totaling $1,724, three residential mortgage loans totaling $781, and one consumer loan totaling $205.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There was a $261 commitment to lend additional funds to a borrower whose loan was on non-accrual status at December 31, 2018.

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

Impaired loans, segregated by loan class, as of December 31, 2018 and December 31, 2017 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2018
Commercial	$3,591	$300	$2,602	$2,902	$496
Commercial Real Estate	780	381	261	642	21
Agriculture	4,830	4,830	—	4,830	—
Residential Mortgage	1,669	100	1,451	1,551	287
Residential Construction	560	—	560	560	49
Consumer	403	191	198	389	2
Total	$11,833	$5,802	$5,072	$10,874	$855

December 31, 2017
Commercial	$3,882	$1,057	$2,603	$3,660	$53
Commercial Real Estate	2,114	1,724	272	1,996	36
Agriculture	—	—	—	—	—
Residential Mortgage	2,628	781	1,496	2,277	302
Residential Construction	651	—	650	650	76
Consumer	418	205	213	418	3
Total	$9,693	$3,767	$5,234	$9,001	$470

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the years ended December 31, 2018, 2017, and 2016 was as follows:

	December 31, 2018		December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,986	$181	$3,980	$157	$3,276	$33
Commercial Real Estate	1,681	15	1,780	15	857	16
Agriculture	966	—	—	—	—	—
Residential Mortgage	1,834	72	2,543	92	3,131	93
Residential Construction	612	28	732	37	945	44
Consumer	439	27	548	26	736	71
Total	$8,518	$323	$9,583	$327	$8,945	$257

None of the interest on impaired loans was recognized using a cash basis of accounting for the years ended December 31, 2018, 2017, and 2016.

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

The Company had $4,813 and $5,896 in TDR loans as of December 31, 2018 and December 31, 2017, respectively.  Specific reserves for TDR loans totaled $405 and $470 as of December 31, 2018 and December 31, 2017, respectively.  TDR loans performing in compliance with modified terms totaled $4,622 and $5,234 as of December 31, 2018 and December 31, 2017, respectively.  There were no commitments to advance additional funds on existing TDR loans as of December 31, 2018.

Loans modified as troubled debt restructurings during the year ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31, 2018
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Consumer	1	$191	$191
Total	1	$191	$191

	Year Ended December 31, 2017
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	1	$2,410	$2,410
Total	1	$2,410	$2,410

	Year Ended December 31, 2016
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	2	$5,180	$5,180
Total	2	$5,180	$5,180

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance. There were no troubled debt restructurings modified within the previous 12 months and for which there was a payment default during the year ended December 31, 2018 and December 31, 2017.  There was one commercial loan with a recorded investment of $5,000 that was modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the year ended December 31, 2016.  The Company considers a loan to be in payment default when it is 90 days or more past due.

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

The following table presents the risk ratings by loan class as of December 31, 2018 and December 31, 2017.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018
Commercial	$121,848	$66	$2,813	$450	$—	$125,177
Commercial Real Estate	395,436	14,272	10,398	—	—	420,106
Agriculture	104,809	11,750	7,067	—	—	123,626
Residential Mortgage	50,149	—	915	—	—	51,064
Residential Construction	19,372	752	—	—	—	20,124
Consumer	34,272	590	535	—	—	35,397
Total	$725,886	$27,430	$21,728	$450	$—	$775,494

December 31, 2017
Commercial	$132,846	$1,050	$1,119	$—	$—	$135,015
Commercial Real Estate	378,632	16,101	3,613	—	—	398,346
Agriculture	110,370	3,140	45	—	—	113,555
Residential Mortgage	39,142	2,147	792	—	—	42,081
Residential Construction	21,299	—	—	—	—	21,299
Consumer	38,157	500	243	—	—	38,900
Total	$720,446	$22,938	$5,812	$—	$—	$749,196

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2018, 2017 and 2016.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for loan losses	1,036	572	85	(19)	(173)	(92)	691	2,100

Charge-offs	(509)	(142)	—	—	—	(34)	—	(685)
Recoveries	46	—	—	34	131	63	—	274
Net charge-offs	(463)	(142)	—	34	131	29	—	(411)
Ending Balance	3,198	5,890	1,632	643	318	279	862	12,822
Period-end amount allocated to:
Loans individually evaluated for impairment	496	21	—	287	49	2	—	855
Loans collectively evaluated for impairment	2,702	5,869	1,632	356	269	277	862	11,967
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for loan losses	(567)	1,550	285	(7)	(85)	(189)	(387)	600

Charge-offs	(681)	—	—	(121)	—	(33)	—	(835)
Recoveries	302	—	—	96	5	66	—	469
Net charge-offs	(379)	—	—	(25)	5	33	—	(366)
Ending Balance	2,625	5,460	1,547	628	360	342	171	11,133
Period-end amount allocated to:
Loans individually evaluated for impairment	53	36	—	302	76	3	—	470
Loans collectively evaluated for impairment	2,572	5,424	1,547	326	284	339	171	10,663
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2015	$3,097	$3,343	$1,060	$739	$334	$641	$37	$9,251
Provision for loan losses	883	582	121	(67)	101	(341)	521	1,800

Charge-offs	(446)	(15)	—	(13)	—	(65)	—	(539)
Recoveries	37	—	81	1	5	263	—	387
Net charge-offs	(409)	(15)	81	(12)	5	198	—	(152)
Ending Balance	3,571	3,910	1,262	660	440	498	558	10,899
Period-end amount allocated to:
Loans individually evaluated for impairment	898	39	—	584	98	25	—	1,644
Loans collectively evaluated for impairment	2,673	3,871	1,262	76	342	473	558	9,255
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899

The Company’s investment in loans as of December 31, 2018, 2017, and 2016 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2018
Loans individually evaluated for impairment	$2,902	$642	$4,830	$1,551	$560	$389	$10,874
Loans collectively evaluated for impairment	122,275	419,464	118,796	49,513	19,564	35,008	764,620
Ending Balance	$125,177	$420,106	$123,626	$51,064	$20,124	$35,397	$775,494

December 31, 2017
Loans individually evaluated for impairment	$3,660	$1,996	$—	$2,277	$650	$418	$9,001
Loans collectively evaluated for impairment	131,355	396,350	113,555	39,804	20,649	38,482	740,195
Ending Balance	$135,015	$398,346	$113,555	$42,081	$21,299	$38,900	$749,196
December 31, 2016
Loans individually evaluated for impairment	$5,578	$823	$—	$3,034	$820	$704	$10,959
Loans collectively evaluated for impairment	120,733	343,387	101,905	37,203	22,830	42,546	668,604
Ending Balance	$126,311	$344,210	$101,905	$40,237	$23,650	$43,250	$679,563

(5)	Mortgage Operations

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the year ended December 31, 2018 for cash proceeds equal to the fair value of the loans.  At December 31, 2018 and December 31, 2017, the Company serviced real estate mortgage loans for others totaling $211,845 and $221,591, respectively.

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

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	December 31, 2017	Additions	Reductions	December 31, 2018
Mortgage servicing rights	$1,712	$141	$(274)	$1,579
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,712	$141	$(274)	$1,579

	December 31, 2016	Additions	Reductions	December 31, 2017
Mortgage servicing rights	$1,815	$229	$(332)	$1,712
Valuation allowance	(21)	—	21	—
Mortgage servicing rights, net of valuation allowance	$1,794	$229	$(311)	$1,712

	December 31, 2015	Additions	Reductions	December 31, 2016
Mortgage servicing rights	$1,862	$348	$(395)	$1,815
Valuation allowance	—	(169)	148	(21)
Mortgage servicing rights, net of valuation allowance	$1,862	$179	$(247)	$1,794

At December 31, 2018 and December 31, 2017, the estimated fair market value of the Company's mortgage servicing rights asset was $2,091 and $1,876, respectively.

The Company received contractually specified servicing fees of $549, $575, and $598 for the years ended December 31, 2018, 2017, and 2016, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

(6)  Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2018	2017
Land	$2,679	$2,679
Buildings	5,103	5,006
Furniture and equipment	11,930	11,206
Leasehold improvements	2,002	1,987

	21,714	20,878
Less accumulated depreciation and amortization	15,068	14,630

	$6,646	$6,248
Depreciation and amortization expense, included in occupancy and equipment expense, was $565, $600, and $633 for the years ended December 31, 2018, 2017, and 2016, respectively.

(7)	Interest Receivable and other assets

Interest receivable and other assets consisted of the following at December 31 of the indicated years:

	2018	2017
Interest receivable	$4,158	$4,117
Mortgage servicing rights asset	1,579	1,712
Officer’s Life Insurance	16,262	15,821
Investment in Limited Partnerships	—	291
Deferred tax assets, net (see Note 17)	6,016	4,548
Prepaid and other	4,121	3,585

	$32,136	$30,074

(8)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2018 and December 31, 2017.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans.  At December 31, 2018, the Company had a current collateral borrowing capacity with the FHLB of $325,150 and, at such date, also had unsecured formal lines of credit totaling $67,000 with correspondent banks.

The Company had no long-term borrowings at December 31, 2018 and 2017.  Average outstanding balances of long-term borrowings consisting of FHLB advances were $0 during 2018, 2017, and 2016.  The weighted average interest rate paid was 0% in 2018, 2017, and 2016.

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2018	2017
Undisbursed loan commitments	$201,983	$220,882
Standby letters of credit	2,974	2,635
Commitments to sell loans	570	1,283

	$205,527	$224,800

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2018, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2018, there was $2,974 issued in performance standby letters of credit and the Bank carried no liability.  The Bank has experienced no draws on these letters of credit and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $800 and $850 at December 31, 2018 and 2017, respectively, which is recorded in “interest payable and other liabilities” on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2018, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

(10) Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $878, $868, and $1,078 for the years ended December 31, 2018, 2017, and 2016, respectively.  At December 31, 2018, the future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

Year ending December 31:
2019	$872
2020	858
2021	802
2022	737
2023	669
Thereafter	1,389

$5,327

At December 31, 2018, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2019	$49,051
2020	8,343
2021	3,505
2022	1,863
2023	146

$62,908

The Company is subject to various legal proceedings in the normal course of its business.  In the opinion of management, after having consulted with legal counsel, the outcome of the pending legal proceedings should not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(11) Capital Adequacy and Restriction on Dividends

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s and the Bank's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

Management believes, as of December 31, 2018, that the Bank met all capital adequacy requirements to which it is subject.  As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2018 and 2017, respectively, as set forth in the following tables (calculated in accordance with the Basel III capital rules):

	The Company
	2018		2017		Adequately Capitalized
	Capital	Ratio	Capital	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$117,497	9.3%	$104,441	8.6%	4.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	117,497	13.5%	104,441	12.3%	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	117,497	13.5%	104,441	12.3%	6.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	128,442	14.7%	115,082	13.5%	8.0%

	The Bank
	2018		2017		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$114,342	9.0%	$101,631	8.4%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	114,342	13.1%	101,631	12.0%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	114,342	13.1%	101,631	12.0%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	125,287	14.4%	112,272	13.2%	8.0%	10.0%

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.

December 31, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$50,682	$50,682	$—	$—
Securities of U.S. government agencies and corporations	42,076	—	42,076	—
Obligations of states and political subdivisions	19,168	—	19,168	—
Collateralized mortgage obligations	63,799	—	63,799	—
Mortgage-backed securities	138,912	—	138,912	—

Total investments at fair value	$314,637	$50,682	$263,955	$—

December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,464	$18,464	$—	$—
Securities of U.S. government agencies and corporations	21,109	—	21,109	—
Obligations of states and political subdivisions	23,208	—	23,208	—
Collateralized mortgage obligations	66,083	—	66,083	—
Mortgage-backed securities	151,877	—	151,877	—

Total investments at fair value	$280,741	$18,464	$262,277	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2018 and 2017.

December 31, 2018	Total	Level 1	Level 2	Level 3
Impaired loans	$300	$—	$—	$300
Other real estate owned	1,092	—	—	1,092

Total assets at fair value	$1,392	$—	$—	$1,392

December 31, 2017	Total	Level 1	Level 2	Level 3
Impaired loans	$1,468	$—	$—	$1,468

Total assets at fair value	$1,468	$—	$—	$1,468

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2018 and 2017.

Key methods and assumptions used in measuring the fair value of impaired loans and other real estate owned as of December 31, 2018 and 2017 were as follows:

	Method	Assumption Inputs
Impaired loans	Collateral, market, income, enterprise, liquidation and discounted cash flows
External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%, or the amount and timing of cash flows based on the loan's effective interest rate.

Other real estate owned	Collateral	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment.  The fair value of impaired loans is estimated using one of several methods, including the present value of expected cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  Those impaired loans not requiring charge-off or specific allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

At December 31, 2018, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Other Real Estate Owned

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses.  Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy given the valuation includes significant unobservable assumptions.

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments for the years ended December 31, 2018 and 2017, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note).

		2018		2017
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$116,032	$116,032	$152,892	$152,892
Certificates of deposit	2	7,595	7,573	1,984	1,983
Other equity securities	3	6,019	6,019	5,567	5,567
Loans receivable:
Net loans	3	763,393	726,179	739,112	736,292
Loans held-for-sale	2	2,295	2,345	1,040	1,060
Interest receivable	2	4,158	4,158	4,117	4,117
Mortgage servicing rights	3	1,579	2,091	1,712	1,876
Financial liabilities:
Deposits	3	1,124,612	966,464	1,104,740	993,425
Interest payable	2	74	74	72	72

Limitations

On January 1, 2018 the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which required the fair value of our loans held for investment, which is recorded at amortized cost, to incorprate the exit price notion.  As a result, the fair value of loans held for investment as of December 31, 2018 is not comparable to the fair value of loans held for investment as of December 31, 2017.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument and expected exit prices.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

(13)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019, to shareholders of record as of February 28, 2019.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	(in thousands, except per share amounts)
	2018	2017	2016
Basic earnings per share:
Net income	$12,551	$8,748	$8,051

Weighted average common shares outstanding	12,123,801	12,082,983	12,058,728

Basic earnings per share	$1.04	$0.72	$0.67

Diluted earnings per share:
Net income	$12,551	$8,748	$8,051

Weighted average common shares outstanding	12,123,801	12,082,983	12,058,728

Effect of dilutive shares	167,894	153,534	77,554

Adjusted weighted average common shares outstanding	12,291,695	12,236,517	12,136,282

Diluted earnings per share	$1.02	$0.71	$0.66

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 86,267 shares, 70,374 shares, and 168,311 shares for the years ended December 31, 2018, 2017, and 2016, respectively.

(14) Stock Compensation Plans

The Company has one stock option plan. Under the 2016 Stock Incentive Plan (the "Plan"), the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 25,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the Plan during the term of the Plan, the total number of shares of common stock which may be issued upon exercise or settlement of such awards is 100,000 shares and no outside director may receive option grants, stock appreciation rights, restricted stock or stock units for more than 3,000 shares total in any calendar year.  There are  735,555 shares authorized under the 2016 Stock Incentive Plan.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019.  The 2016 Stock Incentive Plan will terminate on March 15, 2026.

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

Stock option activity for the Company’s Stock Incentive Plan during the year ended December 31, 2018 is as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2017	273,622	$7.07
Granted	73,361	12.41
Exercised	(14,216)	6.71
Expired	(3,583)	11.33

Balance at December 31, 2018	329,184	$8.23

All number of shares and weighted average exercise price amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019.

The following table presents information on stock options for the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	14,216	$6.71	$81	—

Stock options outstanding and expected to vest:	329,184	$8.23	$915	6.76

Stock options vested and currently exercisable:	162,233	$6.02	$744	5.26

The weighted average grant date fair value per share of options granted during the years ended December 31 was $2.36 in 2018, $2.55 in 2017, and $1.88 in 2016.  All weighted average grant date fair value per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019.

The intrinsic value of options exercised during the years ended December 31 was $81 in 2018, $0 in 2017 and $37 in 2016.  The fair value of awards vested during the years ended December 31 was $114 in 2018, $85 in 2017 and $67 in 2016.

At December 31, 2018, the range of exercise prices for all outstanding options ranged from $3.27 to $12.41.  The range of exercise prices have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019.

As of December 31, 2018, there was $261 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.4 years.

For the years ended December 31, 2018, 2017, and 2016 there was $140, $111, and $85, respectively, of recognized compensation related to stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2018	2017	2016
Risk-Free Interest Rate	2.57%	1.89%	1.23%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	14.44%	22.88%	28.41%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2018:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2017	117,440	$7.48
Granted	27,057	12.41
Vested	(26,068)	5.95

Balance at December 31, 2018	118,429	$8.94

All number of shares and weighted average grant date fair value amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019.

The aggregate intrinsic value of restricted stock awards vested in calendar year 2018, 2017, and 2016 was $323, $200, and $141, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $12.41 in 2018, $10.53 in 2017, and $6.89 in 2016.  All weighted average grant date fair value per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019.

As of December 31, 2018, there was $493 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

For the year ended December 31, 2018, 2017, and 2016, there was $262, $211, and $177, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP").  Under the 2016 ESPP, the Company is authorized to issue to an eligible employee shares of common stock.  There are 295,277 shares authorized under the 2016 ESPP, which include authorized but unissued shares under the 2006 Amended ESPP.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019. The 2016 ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent  of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period.  Approximately 30 percent  of eligible employees are participating in the Plan in the current participation period, which began November 24, 2018 and will end November 23, 2019.

Under the Plan, at the annual stock purchase date of November 24, 2018, there were $90 in contributions, and 8,863 shares were purchased at an average price of $10.20.  The total number of shares purchased and average price have been adjusted to give retroactive effect to the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019.  For the year ended December 31, 2018, 2017, and 2016, there was $22, $56, and $24, respectively, of recognized compensation related to ESPP issuances.  Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

(15) Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $2,104, $2,050 and $1,525 in 2018, 2017, and 2016, respectively.

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2018	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$5,419	$4,523	$4,261
Service cost	174	99	104
Interest cost	185	171	161
Plan loss (gain)	(184)	948	177
Benefits Paid	(272)	(322)	(180)
Benefit obligation at end of year	$5,322	$5,419	$4,523

Change in plan assets
Employer Contribution	272	322	180
Benefits Paid	(272)	(322)	(180)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(5,322)	$(5,419)	$(4,523)
Unrecognized net plan loss	1,643	1,929	1,065
Unrecognized prior service cost	39	40	77
Net amount recognized	$(3,640)	$(3,450)	$(3,381)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(5,322)	$(5,419)	$(4,523)
Accumulated other comprehensive loss	1,682	1,969	1,142
Net amount recognized	$(3,640)	$(3,450)	$(3,381)

The Company expects to recognize approximately $89 of the unrecognized net actuarial loss and prior service cost as a component of net periodic benefit cost in 2019.

	For the Year Ended December 31,
	2018	2017	2016
Components of net periodic benefit cost
Service cost	$174	$99	$104
Interest cost	185	171	161
Amortization of prior service cost	2	61	88
Recognized actuarial loss	101	58	50
Net periodic benefit cost	462	389	403

Additional Information
Minimum benefit obligation at year end	$5,322	$5,419	$4,523
(Decrease) increase in minimum liability included in other comprehensive income (loss)	$(287)	$827	$40

Assumptions used to determine benefit obligations at December 31	2018	2017	2016
Discount rate used to determine net periodic benefit cost for years ended December 31	3.40%	3.80%	3.80%

Discount rate used to determine benefit obligations at December 31	4.10%	3.40%	3.80%

Future salary increases	5.70%	5.20%	4.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $272 in benefit payments during fiscal 2018. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2019	$272
2020	272
2021	276
2022	332
2023	332
2024-2028	1,824

Disclosure of settlements and curtailments:

There were no events during fiscal 2018 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2018	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$856	$830	$816
Service cost	12	11	11
Interest cost	25	27	27
Plan loss (gain)	(37)	18	6
Benefits paid	(69)	(30)	(30)
Benefit obligation at end of year	$787	$856	$830

Change in plan assets
Employer contribution	$69	$30	$30
Benefits paid	(69)	(30)	(30)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(787)	$(856)	$(830)
Unrecognized net plan gain	(40)	(4)	(22)
Net amount recognized	$(827)	$(860)	$(852)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(787)	$(856)	$(830)
Accumulated other comprehensive income	(40)	(4)	(22)
Net amount recognized	$(827)	$(860)	$(852)

	For the Year Ended December 31,
	2018	2017	2016
Components of net periodic benefit cost
Service cost	$12	$11	$11
Interest cost	25	27	27
Recognized actuarial gain	—	—	—
Net periodic benefit cost	37	38	38

Additional Information
Minimum benefit obligation at year end	$787	$856	$830
(Decrease) increase in minimum liability included in other comprehensive income (loss)	$(36)	$18	$5

Assumptions used to determine benefit obligations at December 31	2018	2017	2016
Discount rate used to determine net periodic benefit cost for years ended December 31	3.00%	3.30%	3.40%

Discount rate used to determine benefit obligations at December 31	3.70%	3.00%	3.30%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $69 in benefit payments during fiscal 2018. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2019	$60
2020	60
2021	75
2022	76
2023	75
2024-2028	374

Disclosure of settlements and curtailments:

There were no events during fiscal 2018 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2018 and 2017 totaled $2,548 and $2,484, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan during the years ended December 31, 2018 and 2017 totaled $12 and $14, respectively.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2018, 2017, and 2016 totaled $12, $14, and $13, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of director's fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2018 and 2017 totaled $140 and $136, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan totaled $1 during each of the years ended December 31, 2018 and 2017.  The expenses for the 2001 Director Deferral Plan totaled $1 for each of the years ended December 31, 2018, 2017, and 2016.

(17)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2018	2017	2016
Current:
Federal	$3,654	$4,611	$3,903
State	2,300	1,788	1,419

	5,954	6,399	5,322
Deferred:
Federal	(711)	1,914	(354)
State	(499)	5	(83)

	(1,210)	1,919	(437)

	$4,744	$8,318	$4,885

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 consisted of:

	2018	2017
Deferred tax assets:
Allowance for loan losses	$4,027	$3,543
Deferred compensation	116	125
Retirement compensation	1,313	1,273
Stock option compensation	127	67
Postretirement benefits	472	565
Current state franchise taxes	470	381
Non-accrual interest	118	41
Low income housing tax credit partnership	128	—
Other	282	129
Sale-Leaseback	100	124
Investment securities unrealized loss	1,560	1,209

Deferred tax assets	8,713	7,457

Deferred tax liabilities:
Fixed assets depreciation	1,478	1,461
FHLB dividends	187	187
Tax credit – loss on pass-through	—	176
Deferred loan costs	806	941
Mortgage servicing rights	142	129
Other	84	15

Total deferred tax liabilities	2,697	2,909

Net deferred tax assets (see Note 7)	$6,016	$4,548

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2018, the Company had no state net operating loss carry forwards and no federal tax credit carry forwards.

A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Federal statutory income tax rate	21.0%	34.0%	34.0%

Increase (decrease) in tax rate due to:
State franchise tax, net of federal benefit	8.2%	6.9%	6.8%
Reduction for tax exempt interest	(0.8)%	(0.6)%	(0.9)%
Cash surrender value of life insurance	(0.5)%	(0.9)%	(1.2)%
Tax rate change	0.0%	9.8%	0.0%
Other tax credits	(0.5)%	(1.1)%	(1.1)%
Other	0.0%	0.6%	0.1%

Effective income tax rate	27.4%	48.7%	37.7%

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2018 and December 31, 2017, respectively.  The Company recognized a change in unrecognized tax benefits during 2018 and 2017 of $0 and $5 due to the expiration of a statute of limitations and other gross decreases.  The Company had no significant uncertain tax positions as of December 31, 2018.  The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2019.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2018, there were no unrecognized interest and penalties.  The tax years ended December 31, 2017, 2016, and 2015 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2017, 2016, 2015, and 2014 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

(18) Accumulated Other Comprehensive Income/(Loss)

The following table details activity in accumulated other comprehensive income (loss) for the year ended December 31, 2018.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)
Current period other comprehensive income (loss), net of tax	(870)	205	26	(639)
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2017.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)
Current period other comprehensive income (loss), net of tax	(846)	(591)	(11)	(1,448)
Tax rate change reclassification	(473)	(126)	—	(599)
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2016.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2015	$150	$(662)	$17	$(495)
Current period other comprehensive (loss) income, net of tax	(1,828)	(24)	(3)	(1,855)
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)

(19) Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,266	$1,085	$1,152

Income taxes	$4,105	$7,265	$5,450

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	$6,046	$5,295	$3,351
Fair value adjustment of securities available for sale, net of tax of $(349), ($564), and $(1,218) for the years ended December 31, 2018, 2017, and 2016, respectively	$(870)	$(846)	$(1,828)
Loans held-for-investment transferred to other real estate owned	$1,092	$—	$217
Tax deficiency related to expired, vested non-qualified stock options	$—	$—	$(114)

(20)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2018	2017
Assets
Cash	$3,155	$2,810
Investment in wholly owned subsidiary	109,306	97,234

Total assets	$112,461	$100,044
Liabilities and stockholders’ equity
Liabilities	—	—
Stockholders’ equity	112,461	100,044

Total liabilities and stockholders’ equity	$112,461	$100,044

Statements of Income	2018	2017	2016
Dividends from subsidiary	$—	$—	$—
Other operating expenses	(226)	(224)	(203)
Income tax benefit	66	92	88
Loss before undistributed earnings of subsidiary	(160)	(132)	(115)
Equity in undistributed earnings of subsidiary	12,711	8,880	8,166

Net income	$12,551	$8,748	$8,051

Statements of Cash Flows	2018	2017	2016
Net income	$12,551	$8,748	$8,051
Adjustments to reconcile net income to net cash provided by operating activities
Stock plan accruals	424	378	286
Equity in undistributed earnings of subsidiary	(12,711)	(8,880)	(8,166)

Net cash provided by operating activities	264	246	171

Cash flows from financing activities:
Common stock issued	91	78	61
Stock options exercised	—	—	25
Cash in lieu of fractional shares	(10)	(10)	(5)

Net cash provided by financing activities	81	68	81

Net change in cash	345	314	252

Cash at beginning of year	2,810	2,496	2,244

Cash at end of year	$3,155	$2,810	$2,496

(21) Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $5,186, $5,283 and $5,858 at December 31, 2018, 2017, and 2016, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2018	2017	2016
Outstanding balance, beginning of year	$2,472	$2,373	$2,340
Credit granted	1,682	3,014	4,970
Repayments / Reductions	(2,425)	(2,915)	(4,937)

Outstanding balance, end of year	$1,729	$2,472	$2,373

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

Internal controls over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  See “Management’s Report” included in Item 8 for management’s report on the adequacy of internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2019 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” “Section 16(a) Beneficial Ownership Compliance” and “Nomination and Election of Directors.”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2019 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2019 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2018.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019.  The plans included in this table are the Company’s 2006 Stock Incentive Plan and 2016 Stock Incentive Plan.  See "Stock Compensation Plans" in Note 14 of Notes to Consolidated Financial Statements included in this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted-average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	329,184	$8.23	118,429	$8.94	444,331
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	329,184	$8.23	118,429	$8.94	444,331

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2019 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2019 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

(a)(3)Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
Exhibit Number

3.1	Amended Articles of Incorporation of the Company – provided herewith

3.2	Amended and Restated Bylaws of the Company (as amended) – provided herewith

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.2
First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement dated Form S-8 on May 25, 2000*

10.3
Amended First Northern Community Bancorp Employee Stock Purchase Plan – incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders*

10.4
First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.5
First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms “Non-statutory Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.6
First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” – incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.7
Amended and Restated Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Don Fish – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.8
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Owen J. Onsum – incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.9
Employment Agreement for Louise A. Walker, President and Chief Executive Officer – incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012*

10.10
Employment Agreement entered into as of July 23, 2001 by and between First Northern Bank of Dixon and Robert Walker – incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001*

10.11
Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001*

10.12
Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001*

10.13
Amended Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004*

10.14
Amended Form of Salary Continuation and Split Dollar Agreement between First Northern Bank of Dixon and Owen J. Onsum, Louise A. Walker, Don Fish, and Robert Walker – incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004*

10.15
Form of Salary Continuation Agreement between Pat Day and First Northern Bank of Dixon – incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006*

10.16
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Owen J. Onsum and Louise A. Walker – incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006*

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

First Northern Bancorp 2016 Stock Incentive Plan – incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for its 2015 Annual Meeting of Shareholders*.

First Northern Bancorp 2016 Employee Stock Purchase Plan – incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A for its 2015 Annual Meeting of Shareholders*.

10.26

Amended and Restated Executive Deferral Plan of First Northern Bank effective July 20, 2017 – incorporated herein by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.27
Executive Retirement/Retention Participation Agreement for Joe Danelson, Executive Vice President and Chief Credit Officer – incorporated herein by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.28
Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith, Senior Executive Vice President and Chief Financial Officer & Chief Operating Officer – incorporated herein by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.29
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Jeremiah Z. Smith, Senior Executive Vice President and Chief Operating Officer– incorporated herein by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.30
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Kevin Spink, Executive Vice President and Chief Financial Officer.– incorporated herein by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.31
Change of Control Agreement between First Northern Bank of Dixon and Joe Danelson, Executive Vice President and Chief Credit Officer.– incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.32
Change of Control Agreement between First Northern Bank of Dixon and Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.33
Executive Retirement/Retention Participation Agreement for Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.34
Amended Form of Salary Continuation Agreement between First Northern Bank of Dixon and Bruce Orris, Executive Vice President and Chief Information Officer.– incorporated herein by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

21.1	Subsidiary of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – provided herewith

32.1**	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2**	Section 1350 Certification of the Chief Financial Officer – provided herewith

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the twelve months ended December 31, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2019.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 8, 2019
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Senior Executive Vice President/Chief Operating Officer	March 8, 2019
Jeremiah Z. Smith	(Principal Operating Officer)

/s/ Kevin Spink	Executive Vice President/Chief Financial Officer	March 8, 2019
Kevin Spink	(Principal Financial Officer)

/s/ FRANK J. ANDREWS, JR.	Director	March 8, 2019
Frank J. Andrews, Jr.

/s/ PATRICK R. BRADY	Director	March 8, 2019
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director	March 8, 2019
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Vice Chairman of the Board	March 8, 2019
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 8, 2019
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director and Chairman of the Board	March 8, 2019
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 8, 2019
Foy S. McNaughton

/s/ SEAN P. QUINN	Director	March 8, 2019
Sean P. Quinn

/s/ MARK C. SCHULZE	Director	March 8, 2019
Mark C. Schulze