Form 10-Q
period 2019-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2019-05-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock outstanding as of May 3, 2019 was 12,295,355.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2019	December 31, 2018

Assets

Cash and cash equivalents	$128,094	$116,032
Certificates of deposit	10,045	7,595
Investment securities – available-for-sale	298,649	314,637
Loans, net of allowance for loan losses of $12,746 at March 31, 2019 and $12,822 at December 31, 2018	731,605	763,393
Loans held-for-sale	2,407	2,295
Stock in Federal Home Loan Bank and other equity securities, at cost	6,019	6,019
Premises and equipment, net	6,297	6,646
Other real estate owned	1,092	1,092
Interest receivable and other assets	34,760	32,136

Total Assets	$1,218,968	$1,249,845

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$388,381	$416,493
Interest-bearing transaction deposits	307,875	312,697
Savings and MMDA's	330,030	332,514
Time, $250,000 or less	43,730	46,905
Time, over $250,000	16,212	16,003
Total deposits	1,086,228	1,124,612

Interest payable and other liabilities	14,713	12,772

Total Liabilities	1,100,941	1,137,384

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 12,295,355 shares issued and outstanding at March 31, 2019 and 12,253,812 shares issued and outstanding at December 31, 2018	93,059	92,618
Additional paid-in capital	977	977
Retained earnings	27,549	23,902
Accumulated other comprehensive loss, net	(3,558)	(5,036)
Total Stockholders’ Equity	118,027	112,461

Total Liabilities and Stockholders’ Equity	$1,218,968	$1,249,845

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended March 31, 2019	Three months ended March 31, 2018
Interest and dividend income:
Loans	$9,612	$8,806
Due from banks interest bearing accounts	641	517
Investment securities
Taxable	1,633	1,308
Non-taxable	50	39
Other earning assets	115	105
Total interest and dividend income	12,051	10,775
Interest expense:
Deposits	371	263
Total interest expense	371	263
Net interest income	11,680	10,512
Provision for loan losses	—	525
Net interest income after provision for loan losses	11,680	9,987
Non-interest income:
Service charges on deposit accounts	480	488
Gains on sales of loans held-for-sale	115	69
Investment and brokerage services income	149	161
Mortgage brokerage income	59	6
Loan servicing income	90	106
Debit card income	491	502
Other income	475	472
Total non-interest income	1,859	1,804
Non-interest expenses:
Salaries and employee benefits	5,372	5,317
Occupancy and equipment	654	715
Data processing	603	530
Stationery and supplies	62	99
Advertising	68	88
Directors’ fees	45	65
Other real estate owned expense	56	—
Other expense	1,158	1,180
Total non-interest expenses	8,018	7,994
Income before provision for income taxes	5,521	3,797
Provision for income taxes	1,536	1,064

Net income	$3,985	$2,733

Basic earnings per common share	$0.33	$0.23
Diluted earnings per common share	$0.32	$0.22

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018
Net income	$3,985	$2,733
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax effect of $595 and $(731) for the three-month periods ended March 31, 2019 and March 31, 2018, respectively	1,478	(1,811)
Other comprehensive income (loss)	$1,478	$(1,811)
Comprehensive income	$5,463	$922

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)
	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	11,630,129	$85,583	$977	$17,881	$(4,397)	$100,044
Net income				2,733		2,733
Other comprehensive loss, net of tax					(1,811)	(1,811)
Stock dividend adjustment	628	240		(240)		—
Cash in lieu of fractional shares	(159)			(10)		(10)
Stock-based compensation		108				108
Common shares issued related to restricted stock grants	25,281	—				—
Stock options exercised, net	5,978	—				—
Balance at March 31, 2018	11,661,857	$85,931	$977	$20,364	$(6,208)	$101,064

Balance at December 31, 2018	12,253,812	92,618	977	23,902	(5,036)	112,461
Net income				3,985		3,985
Other comprehensive income, net of tax					1,478	1,478
Stock dividend adjustment	1,401	330		(330)		—
Cash in lieu of fractional shares	(116)			(8)		(8)
Stock-based compensation		111				111
Common shares issued related to restricted stock grants	40,258	—				—
Balance at March 31, 2019	12,295,355	$93,059	$977	$27,549	$(3,558)	$118,027

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2019	Three months ended March 31, 2018
Cash Flows From Operating Activities
Net income	$3,985	$2,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168	144
Accretion and amortization of investment securities premiums and discounts, net	425	722
(Decrease) increase in deferred loan origination fees and costs, net	(23)	10
Provision for loan losses	—	525
Stock-based compensation	111	108
Gain on sale of fixed assets	(281)	—
Operating lease payments	(217)	(209)
Gain on sales of loans held-for-sale	(115)	(69)
Proceeds from sales of loans held-for-sale	6,173	5,148
Originations of loans held-for-sale	(6,170)	(4,469)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(3,219)	830
Net increase (decrease) in interest payable and other liabilities	2,158	(2,254)
Net cash provided by operating activities	2,995	3,219

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	17,000	11,115
Principal repayments on available-for-sale securities	11,564	12,193
Purchase of available-for-sale securities	(10,928)	(36,997)
Net increase in certificates of deposit	(2,450)	—
Net decrease in loans	31,811	18,018
Sales/disposals of premises and equipment, net	462	27
Net cash used in investing activities	47,459	4,356

Cash Flows From Financing Activities
Net decrease in deposits	(38,384)	(11,946)
Cash dividends paid in lieu of fractional shares	(8)	(10)
Net cash provided by financing activities	(38,392)	(11,956)

Net increase (decrease) in Cash and Cash Equivalents	12,062	(4,381)
Cash and Cash Equivalents, beginning of period	116,032	152,892
Cash and Cash Equivalents, end of period	$128,094	$148,511

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$355	$261
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,610	$6,046
Unrealized holding gains (losses) on available for sale securities, net of taxes	$1,478	$(1,811)

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 and December 31, 2018

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

2.	ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such the accounting area that could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses is included in the “Asset Quality” and “Allowance for Loan Losses” discussions below. Certain amounts in prior periods have been reclassified to conform to the current presentation.
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

Recently Adopted Accounting Standards:

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842).  The Company adopted ASU 2016-02 on January 1, 2019.  The Company adopted the new guidance using the optional transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements.  This modified transition method allowed the Company to initially apply the new leases standard at the adoption date and allowed the Company to continue reporting comparative periods presented in the financial statements in accordance with legacy guidance in ASC 840.  See FN (11), Leases.

Recently Issued Accounting Pronouncements:

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit risk, finance and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In March 2019, FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements.  These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance (Issue 1).  This ASU also requires lessors within the scope of Topic 942, Financial Services - Depository and Lending, to present all "principal payments received under leases" within investing activities (Issue 2).  Finally, this ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard (Issue 3).  Issue 1 and Issue 2 are effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Issue 3 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company adopted Issue 3 of ASU 2019-01 on January 1, 2019, which did not have a significant impact on its consolidated financial statements.  See FN (11), Leases.

3.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2019 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$43,402	$258	$(100)	$43,560
Securities of U.S. government agencies and corporations	33,670	109	(154)	33,625
Obligations of states and political subdivisions	22,663	272	(72)	22,863
Collateralized mortgage obligations	66,511	67	(1,447)	65,131
Mortgage-backed securities	135,755	295	(2,580)	133,470
Total debt securities	$302,001	$1,001	$(4,353)	$298,649

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

The Company had $17,000,000 and $11,115,000 proceeds from calls and maturities of available-for-sale securities for the three months ended March 31, 2019 and March 31, 2018, respectively.  There were no gross realized gains from sales/calls of available-for-sale securities for each of the three months ended March 31, 2019 and March 31, 2018.  There were no gross realized losses from sales/calls of available-for-sale securities for each of the three months ended March 31, 2019 and March 31, 2018.

The amortized cost and estimated market value of debt and other securities at March 31, 2019, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$37,748	$37,645
Due after one year through five years	51,955	52,120
Due after five years through ten years	5,097	5,303
Due after ten years	4,935	4,980
Subtotal	99,735	100,048
MBS & CMO	202,266	198,601
Total	$302,001	$298,649

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2019, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$4,996	$(2)	$15,407	$(98)	$20,403	$(100)
Securities of U.S. government agencies and corporations	998	(1)	20,576	(153)	21,574	(154)
Obligations of states and political subdivisions	698	(1)	8,591	(71)	9,289	(72)
Collateralized Mortgage obligations	2,048	(2)	51,133	(1,445)	53,181	(1,447)
Mortgage-backed securities	1,929	(14)	106,343	(2,566)	108,272	(2,580)
Total	$10,669	$(20)	$202,050	$(4,333)	$212,719	$(4,353)

No decline in value was considered “other-than-temporary” during the first three months of 2019.  Twenty securities, all considered investment grade, which had a fair value of $10,669,000 and a total unrealized loss of $20,000 have been in an unrealized loss position for less than twelve months as of March 31, 2019.  Two hundred five securities, all considered investment grade, which had a fair value of $202,050,000 and a total unrealized loss of $4,333,000 have been in an unrealized loss position for more than twelve months as of March 31, 2019.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that we will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of March 31, 2019.

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

Investment securities carried at $34,363,000 and $36,781,000 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.  LOANS

The composition of the Company’s loan portfolio, by loan class, as of March 31, 2019 and December 31, 2018 was as follows:

($ in thousands)	March 31, 2019	December 31, 2018

Commercial	$113,575	$125,177
Commercial Real Estate	419,540	420,106
Agriculture	109,749	123,626
Residential Mortgage	51,682	51,064
Residential Construction	17,626	20,124
Consumer	31,435	35,397
	743,607	775,494
Allowance for loan losses	(12,746)	(12,822)
Net deferred origination fees and costs	744	721
Loans, net	$731,605	$763,393

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

As of March 31, 2019, approximately 15% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses.  Approximately 57% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 15% in principal amount of the Company's loans were for agriculture, approximately 7% in principal amount of the Company’s loans were residential mortgage loans, approximately 2% in principal amount of the Company’s loans were residential construction loans and approximately 4% in principal amount of the Company’s loans were consumer loans.

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

At March 31, 2019 and December 31, 2018, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”).

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of March 31, 2019 and December 31, 2018, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
March 31, 2019
Commercial	$111,929	$771	$—	$662	$213	$113,575
Commercial Real Estate	419,173	—	—	—	367	419,540
Agriculture	104,791	180	—	—	4,778	109,749
Residential Mortgage	51,408	177	—	—	97	51,682
Residential Construction	17,626	—	—	—	—	17,626
Consumer	30,983	150	110	—	192	31,435
Total	$735,910	$1,278	$110	$662	$5,647	$743,607

December 31, 2018
Commercial	$123,765	$662	$—	$—	$750	$125,177
Commercial Real Estate	419,725	—	—	—	381	420,106
Agriculture	118,639	157	—	—	4,830	123,626
Residential Mortgage	50,964	—	—	—	100	51,064
Residential Construction	20,124	—	—	—	—	20,124
Consumer	35,054	114	38	—	191	35,397
Total	$768,271	$933	$38	$—	$6,252	$775,494

Non-accrual loans amounted to $5,647,000 at March 31, 2019 and were comprised of one commercial loan totaling $213,000, two commercial real estate loans totaling $367,000, five agriculture loans totaling $4,778,000, two residential mortgage loans totaling $97,000 and two consumer loans totaling $192,000.  The Company had one commercial loan totaling $662,000 that was 90 days or more past due and still accruing at March 31, 2019.  Non-accrual loans amounted to $6,252,000 at December 31, 2018 and were comprised of two commercial loans totaling $750,000, two commercial real estate loans totaling $381,000, five agriculture loans totaling $4,830,000, two residential mortgage loans totaling $100,000, and one consumer loan totaling $191,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at March 31, 2019.

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

Impaired loans, segregated by loan class, as of March 31, 2019 and December 31, 2018 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2019
Commercial	$2,930	$213	$1,961	$2,174	$37
Commercial Real Estate	767	367	258	625	21
Agriculture	4,779	4,779	—	4,779	—
Residential Mortgage	1,471	96	1,255	1,351	267
Residential Construction	743	—	743	743	48
Consumer	400	192	191	383	2
Total	$11,090	$5,647	$4,408	$10,055	$375

December 31, 2018
Commercial	$3,591	$300	$2,602	$2,902	$496
Commercial Real Estate	780	381	261	642	21
Agriculture	4,830	4,830	—	4,830	—
Residential Mortgage	1,669	100	1,451	1,551	287
Residential Construction	560	—	560	560	49
Consumer	403	191	198	389	2
Total	$11,833	$5,802	$5,072	$10,874	$855

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended March 31, 2019 and March 31, 2018 was as follows:

($ in thousands)	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,538	$42	$3,425	$46
Commercial Real Estate	634	4	1,971	4
Agriculture	4,804	—	—	—
Residential Mortgage	1,451	12	2,234	15
Residential Construction	652	9	647	9
Consumer	386	3	470	3
Total	$10,465	$70	$8,747	$77

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

The Company had $4,591,000 and $4,813,000 in TDR loans as of March 31, 2019 and December 31, 2018, respectively.  Specific reserves for TDR loans totaled $375,000 and $405,000 as of March 31, 2019 and December 31, 2018, respectively.  TDR loans performing in compliance with modified terms totaled $4,408,000 and $4,622,000 as of March 31, 2019 and December 31, 2018, respectively.  There were no commitments to advance additional funds on existing TDR loans as of March 31, 2019.

Loans modified as TDRs during the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31, 2019
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential Construction	2	$189	$189
Total	2	$189	$189

There were no loans modified as TDRs during the three months ended March 31, 2018.

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  There were no loans modified as a TDR within the previous twelve months and for which there was a payment default during the three months ended March 31, 2019 and March 31, 2018.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table presents the risk ratings by loan class as of March 31, 2019 and December 31, 2018:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2019
Commercial	$110,899	$510	$2,166	$—	$—	$113,575
Commercial Real Estate	396,130	14,753	8,657	—	—	419,540
Agriculture	89,670	13,139	6,940	—	—	109,749
Residential Mortgage	51,121	—	561	—	—	51,682
Residential Construction	17,626	—	—	—	—	17,626
Consumer	30,595	538	302	—	—	31,435
Total	$696,041	$28,940	$18,626	$—	$—	$743,607

December 31, 2018
Commercial	$121,848	$66	$2,813	$450	$—	$125,177
Commercial Real Estate	395,436	14,272	10,398	—	—	420,106
Agriculture	104,809	11,750	7,067	—	—	123,626
Residential Mortgage	50,149	—	915	—	—	51,064
Residential Construction	19,372	752	—	—	—	20,124
Consumer	34,272	590	535	—	—	35,397
Total	$725,886	$27,430	$21,728	$450	$—	$775,494

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses and the amount allocated to individually and collectively evaluated for impairment by loan class for the three months ended March 31, 2019 and March 31, 2018:

Three months ended March 31, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Provision for (reversal of) loan losses	(568)	496	202	(197)	(102)	—	169	—

Charge-offs	(150)	—	—	—	—	(7)	—	(157)
Recoveries	19	—	—	56	1	5	—	81
Net charge-offs	(131)	—	—	56	1	(2)	—	(76)
Balance as of March 31, 2019	$2,499	$6,386	$1,834	$502	$217	$277	$1,031	$12,746
Period-end amount allocated to:
Loans individually evaluated for impairment	37	21	—	267	48	2	—	375
Loans collectively evaluated for impairment	2,462	6,365	1,834	235	169	275	1,031	12,371
Balance as of March 31, 2019	$2,499	$6,386	$1,834	$502	$217	$277	$1,031	$12,746

Three months ended March 31, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for (reversal of) loan losses	(85)	(46)	(124)	(1)	(13)	(68)	862	525

Charge-offs	—	—	—	—	—	(6)	—	(6)
Recoveries	9	—	—	16	1	37	—	63
Net recoveries	9	—	—	16	1	31	—	57
Balance as of March 31, 2018	$2,549	$5,414	$1,423	$643	$348	$305	$1,033	$11,715
Period-end amount allocated to:
Loans individually evaluated for impairment	47	36	—	309	71	4	—	467
Loans collectively evaluated for impairment	2,502	5,378	1,423	334	277	301	1,033	11,248
Balance as of March 31, 2018	$2,549	$5,414	$1,423	$643	$348	$305	$1,033	$11,715

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment by loan class as of and for the period ended December 31, 2018.

Year ended December 31, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for (reversal of) loan losses	1,036	572	85	(19)	(173)	(92)	691	2,100

Charge-offs	(509)	(142)	—	—	—	(34)	—	(685)
Recoveries	46	—	—	34	131	63	—	274
Net charge-offs	(463)	(142)	—	34	131	29	—	(411)
Ending Balance	3,198	5,890	1,632	643	318	279	862	12,822
Period-end amount allocated to:
Loans individually evaluated for impairment	496	21	—	287	49	2	—	855
Loans collectively evaluated for impairment	2,702	5,869	1,632	356	269	277	862	11,967
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822

The Company’s investment in loans as of March 31, 2019, March 31, 2018, and December 31, 2018 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2019
Loans individually evaluated for impairment	$2,174	$625	$4,779	$1,351	$743	$383	$10,055
Loans collectively evaluated for impairment	111,401	418,915	104,970	50,331	16,883	31,052	733,552
Ending Balance	$113,575	$419,540	$109,749	$51,682	$17,626	$31,435	$743,607

March 31, 2018
Loans individually evaluated for impairment	$3,191	$1,946	$—	$2,192	$644	$523	$8,496
Loans collectively evaluated for impairment	127,558	391,964	104,104	42,596	20,110	36,407	722,739
Ending Balance	$130,749	$393,910	$104,104	$44,788	$20,754	$36,930	$731,235

December 31, 2018
Loans individually evaluated for impairment	$2,902	$642	$4,830	$1,551	$560	$389	$10,874
Loans collectively evaluated for impairment	122,275	419,464	118,796	49,513	19,564	35,008	764,620
Ending Balance	$125,177	$420,106	$123,626	$51,064	$20,124	$35,397	$775,494

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2019 for cash proceeds equal to the fair value of the loans.  At March 31, 2019, and December 31, 2018, the Company serviced real estate mortgage loans for others totaling $211,229,000 and $211,845,000, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018

Constant prepayment rate	9.00%	8.58%
Discount rate	10.01%	10.01%
Weighted average life (years)	6.60	6.79

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2019 and December 31, 2018.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2018	Additions	Reductions	March 31, 2019

Mortgage servicing rights	$1,579	$25	$(68)	$1,536
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,579	$25	$(68)	$1,536

At March 31, 2019 and December 31, 2018, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,953,000 and $2,091,000, respectively.

The Company received contractually specified servicing fees of $133,000 and $139,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	(in thousands)
March 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$43,560	$43,560	$—	$—
Securities of U.S. government agencies and corporations	33,625	—	33,625	—
Obligations of states and political subdivisions	22,863	—	22,863	—
Collateralized mortgage obligations	65,131	—	65,131	—
Mortgage-backed securities	133,470	—	133,470	—
Total investments at fair value	$298,649	$43,560	$255,089	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	(in thousands)
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$50,682	$50,682	$—	$—
Securities of U.S. government agencies and corporations	42,076	—	42,076	—
Obligations of states and political subdivisions	19,168	—	19,168	—
Collateralized mortgage obligations	63,799	—	63,799	—
Mortgage-backed securities	138,912	—	138,912	—
Total investments at fair value	$314,637	$50,682	$263,955	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

	(in thousands)
March 31, 2019	Carrying Value	Level 1	Level 2	Level 3
Other real estate owned	$1,092	$—	$—	$1,092
Total assets at fair value	$1,092	$—	$—	$1,092

	(in thousands)
December 31, 2018	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$300	$—	$—	$300
Other real estate owned	1,092	—	—	1,092
Total assets at fair value	$1,392	$—	$—	$1,392

There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2019 and December 31, 2018.

Key methods and assumptions used in measuring the fair value of impaired loans and other real estate owned as of December 31, 2018 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation and discounted Cash Flows
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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2019 and December 31, 2018 were approximately as follows:

		March 31, 2019		December 31, 2018
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$128,094	$128,094	$116,032	$116,032
Certificates of deposit	2	10,045	10,118	7,595	7,573
Stock in Federal Home Loan Bank and other equity securities	3	6,019	6,019	6,019	6,019
Loans receivable:
Net loans	3	731,605	692,053	763,393	726,179
Loans held-for-sale	2	2,407	2,462	2,295	2,345
Interest receivable	2	4,410	4,410	4,158	4,158
Mortgage servicing rights	3	1,536	1,953	1,579	2,091
Financial liabilities:
Deposits	3	1,086,228	947,551	1,124,612	966,464
Interest payable	2	90	90	74	74

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2019	December 31, 2018

Undisbursed loan commitments	$204,184	$201,983
Standby letters of credit	2,447	2,974
Commitments to sell loans	1,078	570
	$207,709	$205,527

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2019 and December 31, 2018, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,447,000 and $2,974,000 at March 31, 2019 and December 31, 2018, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $880,000 and $800,000 at March 31, 2019 and December 31, 2018, respectively, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2019 and December 31, 2018, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

8.  STOCK PLANS

On January 24, 2019, the Board of Directors of the Company declared a 5% stock dividend payable on March 29, 2019 to shareholders of record as of February 28, 2019.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	329,160	$8.23
Granted	77,666	$10.86
Expired	—	$—
Cancelled / Forfeited	(1,689)	12.41
Exercised	—	$—
Options outstanding at End of Period	405,137	$8.72	$1,192,539	7.16
Exercisable (vested) at End of Period	224,595	$6.95	$1,038,576	5.71

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2019 was $1.82 per share.

The intrinsic value of options exercised was $0 and $88,000 during the three months ended March 31, 2019 and March 31, 2018, respectively.  The fair value of awards vested was $141,000 and $114,000 during the three months ended March 31, 2019 and March 31, 2018, respectively.

As of March 31, 2019, there was $365,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.74 years.

There was $35,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2019.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2019 is presented below:

Three Months Ended March 31, 2019
Risk Free Interest Rate	2.47%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	11.86%

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant - Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	118,391	$8.94
Granted	42,262	$10.86
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(33,922)	$6.64
Non-vested restricted stock outstanding at End of Period	126,731	$10.19	$1,457,407	3.13

The weighted average fair value of restricted stock granted during the three months ended March 31, 2019 was $10.86 per share.

As of March 31, 2019, there was $871,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.13 years.

There was $69,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2019.

The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 295,277 shares authorized under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019.  The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2018 to November 23, 2019.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2019, there was $19,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $6,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2019.

The weighted average fair value at issuance date during the three months ended March 31, 2019 was $2.57.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2019 is presented below:

Three Months Ended March 31, 2019
Risk Free Interest Rate	2.67%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	8.47%

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2019:

($ in thousands)	Unrealized Gains (losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)
Current period other comprehensive income/(loss)	1,478	—	—	1,478
Balance as of March 31, 2019	$(2,389)	$(1,198)	$29	$(3,558)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2018:

($ in thousands)	Unrealized Gains (losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)
Current period other comprehensive income/(loss)	(1,811)	—	—	(1,811)
Balance as of March 31, 2018	$(4,808)	$(1,403)	$3	$(6,208)

10.  OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 24, 2019, the Board of Directors of the Company declared a 5% stock dividend payable on March 29, 2019 to shareholders of record as of February 28, 2019.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2019 and 2018 (dollars in thousands except per share amounts):

	Three months ended March 31,
	2019	2018
Basic earnings per share:
Net income	$3,985	$2,733

Weighted average common shares outstanding	12,141,752	12,111,999
Basic EPS	$0.33	$0.23

Diluted earnings per share:
Net income	$3,985	$2,733

Weighted average common shares outstanding	12,141,752	12,111,999
Effect of dilutive shares	143,308	170,787
Adjusted weighted average common shares outstanding	12,285,060	12,282,786
Diluted EPS	$0.32	$0.22

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 215,415 shares and 139,445 shares for the three months ended March 31, 2019 and March 31, 2018, respectively.

11.  LEASES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  As a result, the Company recognized a right-of-use asset of $4,417,000 included in Interest receivable and other assets and lease liabilities of $4,812,000 included in Interest payable and other liabilities on the Balance Sheet.  The recognition of a cumulative-effect adjustment to the opening balance of retained earnings was not necessary as prior to the adoption of this ASU, the Company recognized lease expense on a straight-line basis over the life of the lease term.  As such, the difference between the right-of-use asset and lease liabilities was offset by accrued rent and tenant improvement receivables as of January 1, 2019.

The Bank leases nine branch and administrative locations.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Bank combines lease and nonlease components.  As of March 31, 2019, all of the Bank’s leases are operating leases.

Most leases include options to renew, with renewal terms that can extend the lease term from 3 to 10 years.  The exercise of lease renewal options is at the Bank’s sole discretion.  Most leases are currently in the extension period.  For the remaining leases with options to renew, the Bank has not included the extended lease terms in the calculation of lease liabilities as the options are not reasonably certain of being exercised.  Certain lease agreements include rental payments that are adjusted periodically for inflation.  The Bank's lease agreements do not contain any residual value guarantees or restrictive covenants.

The Bank uses its FHLB advance fixed rates, which are the Bank’s incremental borrowing rates for secured borrowings, as the discount rates to calculate lease liabilities.

As of March 31, 2019, the Company had right-of use assets and lease liabilities totaling $4,225,000 and $4,618,000, respectively.  For the three months ended March 31, 2019, the Company recognized lease expense totaling $223,000, which includes expenses related to short-term leases totaling $29,000 and a reduction of $21,000 for the recognition of deferred gain on sale-leaseback.  Lease expense is included in Occupancy and equipment expense on the Income Statement.

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	March 31, 2019
2019	$656
2020	858
2021	802
2022	738
2023	669
After 2023	1,387
Total lease payments	5,110
Less: interest	(492)
Present value of lease liabilities	$4,618

The table below summarizes other information related to our operating leases:

(in thousands except for percent and period data)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$217
Right-of-use assets obtained in exchange for new operating lease liabilities	4,417
Weighted-average remaining lease term - operating leases, in years	6.41
Weighted-average discount rate - operating leases	3.03%

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2018 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

This report and other reports or statements which we may release may include forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “strive,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.

In this document and in other SEC filings or other public statements, for example, we make forward-looking statements relating to the following topics, among others:

●
Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position and prospects, and the effect of competition on our business and strategies

●	Our assessment of significant factors and developments that have affected or may affect our results

●
Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) and other legislation and governmental measures introduced in response to the financial crisis which began in 2008 affecting the banking system, financial markets and the U.S. economy

●	Regulatory and compliance controls, processes and requirements and their impact on our business

●	The costs and effects of legal or regulatory actions

●	Expectations regarding draws on performance letters of credit and liabilities that may result from recourse provisions in standby letters of credit

●	Our intent to sell or hold, and the likelihood that we would be required to sell, various investment securities

●	Our regulatory capital requirements, including the capital rules after the financial crisis by the U.S. federal banking agencies

●	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

●	Credit quality and provision for credit losses and management of asset quality and credit risk, and expectations regarding collections

●
Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, the adequacy of the allowance for loan losses, underwriting standards, and risk grading

●	Our assessment of economic conditions and trends and credit cycles and their impact on our business

●	The seasonal nature of our business

●
The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of increases in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans

●
Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding troubled debt restructurings (“TDRs”), delinquency rates and our underwriting standards

●	Our deposit base including renewal of time deposits

●	The impact on our net interest income and net interest margin from the current interest rate environment

●	Possible changes in the initiatives and policies of the federal bank regulatory agencies

●	Tax rates and the impact of changes in the U.S. tax laws, including the Tax Cuts and Jobs Act

●	Our pension and retirement plan costs

●	Our liquidity position

●	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

●	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

●
The possible impact of weather related conditions, including drought, fire or flooding, seismic events, and related governmental responses, on economic conditions, especially in the agricultural sector

●	Maintenance of insurance coverages appropriate for our operations

●	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

●	Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and "Risk Factors" and “Supervision and Regulation” in our 2018 Annual Report on Form 10-K, and in our other reports to the SEC.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission (“SEC”), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Significant results and developments during the first quarter and year-to-date 2019 included:

●	Net income of $4.0 million for the three months ended March 31, 2019, up 45.8% from $2.7 million earned for the same period last year.

●	Diluted earnings per share of $0.32 for the three months ended March 31, 2019, up 45.5% from diluted earnings per share of $0.22 in the same period last year.

●	Net interest income of $11.7 million for the three months ended March 31, 2019, up 11.1% from $10.5 million in the same period last year.

●	Net interest margin of 4.09% for the three months ended March 31, 2019, up 9.4% from 3.74% for the same period last year.

●	No provision for loan losses for the three months ended March 31, 2019, compared to $0.5 million provision for the same period last year.

●	Total assets of $1.22 billion as of March 31, 2019, down 2.5% from $1.25 billion as of December 31, 2018.

●	Total net loans (including loans held-for-sale) of $734.0 million as of March 31, 2019, down 4.1% from $765.7 million as of December 31, 2018.

●	Total investment securities of $298.6 million as of March 31, 2019, down 5.1% from $314.6 million as of December 31, 2018.

●	Total deposits of $1.09 billion as of March 31, 2019, down 3.4% from $1.12 billion as of December 31, 2018.

SUMMARY

The Company recorded net income of $3,985,000 for the three months ended March 31, 2019, representing an increase of $1,252,000 from net income of $2,733,000 for the same period in 2018.

The following tables present a summary of the results for the three months ended March 31, 2019 and 2018, and a summary of our financial condition at March 31, 2019 and December 31, 2018:

	Three months ended March 31, 2019	Three months ended March 31, 2018

(in thousands except for per share amounts)
For the Period:
Net Income	$3,985	$2,733
Basic Earnings Per Common Share	$0.33	$0.23
Diluted Earnings Per Common Share	$0.32	$0.22
Net Income to Average Assets (annualized)	1.30%	0.91%
Net Income to Average Equity (annualized)	13.84%	10.85%
Average Equity to Average Assets	9.41%	8.39%

	March 31, 2019	December 31, 2018

(in thousands except for ratios)
At Period End:
Total Assets	$1,218,968	$1,249,845
Total Investment Securities	$298,649	$314,637
Total Loans, Net (including loans held-for-sale)	$734,012	$765,688
Total Deposits	$1,086,228	$1,124,612
Loan-To-Deposit Ratio	67.6%	68.1%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$744,045	$9,612	5.24%	$717,675	$8,806	4.98%
Certificates of deposit	8,994	66	2.98%	1,984	6	1.23%
Interest bearing due from banks	87,772	575	2.66%	123,235	511	1.68%
Investment securities, taxable	299,866	1,633	2.21%	280,552	1,308	1.89%
Investment securities, non-taxable (2)	10,621	50	1.91%	12,259	39	1.29%
Other interest earning assets	6,019	115	7.75%	5,567	105	7.65%
Total average interest-earning assets	1,157,317	12,051	4.22%	1,141,272	10,775	3.83%
Non-interest-earning assets:
Cash and due from banks	26,606			24,267
Premises and equipment, net	6,557			6,154
Other real estate owned	1,092			—
Interest receivable and other assets	32,587			29,683
Total average assets	1,224,159			1,201,376

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	309,859	127	0.17%	303,755	67	0.09%
Savings and MMDA’s	329,563	162	0.20%	337,901	129	0.15%
Time, $250,000 and under	44,759	56	0.51%	52,184	47	0.37%
Time, over $250,000	16,594	26	0.64%	18,841	20	0.43%
Total average interest-bearing liabilities	700,775	371	0.21%	712,681	263	0.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	395,329			376,428
Interest payable and other liabilities	12,920			11,486
Total liabilities	1,109,024			1,100,595
Total average stockholders’ equity	115,135			100,781
Total average liabilities and stockholders’ equity	$1,224,159			$1,201,376
Net interest income and net interest margin (3)		$11,680	4.09%		$10,512	3.74%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $(9) and $28 for the three months ended March 31, 2019 and 2018, respectively.
(2)  Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)  For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2019			Three months ended December 31, 2018
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$744,045	$9,612	5.24%	$764,464	$9,589	4.98%
Certificates of deposit	8,994	66	2.98%	6,192	44	2.82%
Interest bearing due from banks	87,772	575	2.66%	118,042	629	2.11%
Investment securities, taxable	299,866	1,633	2.21%	291,535	1,518	2.07%
Investment securities, non-taxable (2)	10,621	50	1.91%	8,932	38	1.69%
Other interest earning assets	6,019	115	7.75%	6,019	205	13.51%
Total average interest-earning assets	1,157,317	12,051	4.22%	1,195,184	12,023	3.99%
Non-interest-earning assets:
Cash and due from banks	26,606			26,581
Premises and equipment, net	6,557			5,995
Other real estate owned	1,092			736
Interest receivable and other assets	32,587			31,292
Total average assets	1,224,159			1,259,788

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	309,859	127	0.17%	315,644	144	0.18%
Savings and MMDA’s	329,563	162	0.20%	341,631	162	0.19%
Time, $250,000 and under	44,759	56	0.51%	47,281	57	0.48%
Time, over $250,000	16,594	26	0.64%	16,131	20	0.49%
Total average interest-bearing liabilities	700,775	371	0.21%	720,687	383	0.21%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	395,329			417,473
Interest payable and other liabilities	12,920			12,883
Total liabilities	1,109,024			1,151,043
Total average stockholders’ equity	115,135			108,745
Total average liabilities and stockholders’ equity	$1,224,159			$1,259,788
Net interest income and net interest margin (3)		$11,680	4.09%		$11,640	3.86%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $(9) and $(173) for the three months ended March 31, 2019 and December 31, 2018, respectively.
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

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended March 31, 2019 over the three months ended March 31, 2018 and the three months ended March 31, 2019 over the three months ended December 31, 2018.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended March 31, 2019 Over Three Months Ended March 31, 2018			Three Months Ended March 31, 2019 Over Three Months Ended December 31, 2018
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$318	$488	$806	$(278)	$301	$23
Certificates of Deposit	42	18	60	20	2	22
Due From Banks	(178)	242	64	(188)	134	(54)
Investment Securities - Taxable	93	232	325	43	72	115
Investment Securities - Non-taxable	(6)	17	11	8	4	12
Other Assets	8	2	10	—	(90)	(90)

	$277	$999	$1,276	$(395)	$423	$28

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$1	$59	$60	$(4)	$(13)	$(17)
Savings & MMDAs	(3)	36	33	(7)	7	—
Time Certificates	(26)	41	15	(8)	13	5

	$(28)	$136	$108	$(19)	$7	$(12)

Increase in Net Interest Income:	$305	$863	$1,168	$(376)	$416	$40

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $12,062,000 or 10.4% increase in cash and cash equivalents, a $15,988,000 or 5.1% decrease in investment securities available-for-sale, a $31,788,000 or 4.2% decrease in net loans held-for-investment, a $112,000 or 4.9% increase in loans held-for-sale, and a $349,000 or 5.3% decrease in premises & equipment from December 31, 2018 to March 31, 2019.  The increase in cash and cash equivalents was due to an increase in non-interest bearing accounts, which was partially offset by a decrease in interest bearing due from Federal Reserve Bank accounts.  The decrease in investment securities available-for-sale was primarily the result of maturities of agency, mortgage-backed, U.S. Treasury and municipal securities, which was partially offset by purchases of agency, municipal, collateralized mortgage obligations, and mortgage-backed securities.  The decrease in net loans held-for-investment was primarily due to principal paydowns and maturities of loans.  The increase in loans held-for-sale was due to timing of sales of loans held-for-sale.  The decrease in premises & equipment was primarily due the sale of land during the three months ended March 31, 2019.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $38,384,000 or 3.4% from December 31, 2018 to March 31, 2019.  The decrease in deposits was largely due to increased competition for low cost funding as short term rates rose during the period, coupled with seasonal fluctuations.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the three months ended March 31, 2019.

Interest income on loans for the three months ended March 31, 2019 was up 9.2% from the same period in 2018, increasing from $8,806,000 to $9,612,000.  The increase in interest income on loans for the three months ended March 31, 2019 as compared to the same period a year ago was primarily due to an increase in average loans and a 26 basis point increase in loan yields.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on investment securities available-for-sale for the three months ended March 31, 2019 was up 24.9% from the same period in 2018, increasing from $1,347,000 to $1,683,000. The increase in interest income on investment securities for the three months ended March 31, 2019 as compared to the same period a year ago was primarily due to an increase in average investment securities and a 33 basis point increase in yields on investment securities.  The increase in yields on investment securities is primarily due to the reinvestment of cash flows into higher yielding investment securities.

Interest income on certificates of deposit for the three months ended March 31, 2019 was up 1000.0% from the same period in 2018, increasing from $6,000 to $66,000.  The increase in interest income on certificates of deposit for the three months ended March 31, 2019 as compared to the same period a year ago was primarily due to an increase in average balance of certificates of deposit and a 175 basis point increase in certificates of deposit yields.

Interest income on interest-bearing due from banks for the three months ended March 31, 2019 was up 12.5% from the same period in 2018, increasing from $511,000 to $575,000.  The increase in interest income on interest-bearing due from banks for the three months ended March 31, 2019 as compared to the same period a year ago was due to a 98 basis point increase in interest-bearing due from yields, which was partially offset by a decrease in average interest-bearing due from banks balance.

The Company had no Federal Funds sold balances during the three months ended March 31, 2019 and March 31, 2018.

Interest Expense

Interest expense on deposits for the three months ended March 31, 2019 was up 41.4% from the same period in 2018, increasing from $263,000 to $371,000.  The increase in interest expense is primarily due to a 6 basis point increase in average interest-bearing deposits, which was partially offset by a decrease in average deposits.

The Company had no FHLB advances or other borrowing balances during the three months ended March 31, 2019 and March 31, 2018.

Provision for Loan Losses

There was no provision for loan losses for the three months ended March 31, 2019 compared to a provision for loan losses of $525,000 for the same period in 2018.  The allowance for loan losses was approximately $12,746,000, or 1.71% of total loans, at March 31, 2019, compared to $12,822,000, or 1.65% of total loans, at December 31, 2018.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $80,000 and $0 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Provisions for unfunded lending commitment losses are included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was up 3.1% for the three months ended March 31, 2019 from the same period in 2018, increasing from $1,804,000 to $1,859,000.

The increase was primarily due to increases on gains on sales of loans held-for-sale, mortgage brokerage income, and gain on sale of land, which were partially offset by decreases in investment and brokerage income, loan servicing income, debit card income and trust income.  The increase in gains on sales of loans held-for-sale was primarily due to an increase in originations of loans held-for-sale.  The increase in mortgage brokerage income was primarily due to an increase in demand for those services.  The Company recognized a gain on sale of land totaling $281,000 during the three months ended March 31, 2019.  The decrease in investment and brokerage income was primarily due to a decrease in demand for those services.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets recorded.  The decrease in debit card income was primarily due to a decrease in volume of transactions.  The decrease in trust income was due to the sale of the Company's Trust Department during the fourth quarter of 2018.

Non-Interest Expenses

Total non-interest expenses were up 0.3% for the three months ended March 31, 2019 from the same period in 2018, increasing from $7,994,000 to $8,018,000.

The increase was primarily due to increases in salaries and employee benefits, data processing, and other real estate owned expense, which was partially offset by decreases in occupancy and equipment expense, stationery and supplies, advertising and directors' fees.  The increase in salaries and employee benefits was primarily due to an increase in the number of full-time equivalent employees.  The increase in data processing expense was primarily due to enhanced IT infrastructure costs.  The increase in other real estate owned expense was primarily due to an increase in other real estate owned properties.  The decrease in occupancy and equipment expense was primarily due to a decrease in service contracts.  The decrease in directors' fees was partially due to a decrease in the number of directors and number of meetings.

The following table sets forth other non-interest expenses by category for the three months ended March 31, 2019 and 2018.

	(in thousands)
	Three months ended March 31, 2019	Three months ended March 31, 2018
Other non-interest expenses
Allowance for unfunded commitments expense	$80	$—
FDIC assessments	90	110
Contributions	66	49
Legal fees	73	54
Accounting and audit fees	110	105
Consulting fees	78	96
Postage expense	28	26
Telephone expense	33	30
Public relations	48	61
Training expense	33	27
Loan origination expense	51	51
Computer software depreciation	32	36
Operational losses	54	40
Loan collection (recovery) expense	(52)	12
Other non-interest expense	434	483
Total other non-interest expenses	$1,158	$1,180

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes increased 44.4% for the three months ended March 31, 2019 from the same period in 2018, increasing from $1,064,000 to $1,536,000 due to an increase in pre-tax income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)
	March 31, 2019	December 31, 2018

Undisbursed loan commitments	$204,184	$201,983
Standby letters of credit	2,447	2,974
Commitments to sell loans	1,078	570
	$207,709	$205,527

The reserve for unfunded lending commitments amounted to $880,000 and $800,000 as of March 31, 2019 and December 31, 2018, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2019 and December 31, 2018:

	At March 31, 2019			At December 31, 2018
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$213	$—	$213	$750	$300	$450
Commercial real estate	367	53	314	381	56	325
Agriculture	4,778	735	4,043	4,830	776	4,054
Residential mortgage	97	—	97	100	—	100
Residential construction	—	—	—	—	—	—
Consumer	192	—	192	191	—	191
Total non-accrual loans	$5,647	$788	$4,859	$6,252	$1,132	$5,120

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

Non-accrual loans amounted to $5,647,000 at March 31, 2019 and were comprised of one commercial loan totaling $213,000, two commercial real estate loans totaling $367,000, five agriculture loans totaling $4,778,000, two residential mortgage loans totaling $97,000, and two consumer loans totaling $192,000.  Non-accrual loans amounted to $6,252,000 at December 31, 2018 and were comprised of two commercial loans totaling $750,000, two commercial real estate loans totaling $381,000, five agriculture loans totaling $4,830,000, two residential mortgage loans totaling $100,000, and one consumer loan totaling $191,000. If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Nonaccrual loans are non-performing impaired loans totaling $5,647,000 and $6,252,000 as of March 31, 2019 and December 31, 2018, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured as a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $4,408,000 and $4,622,000 at March 31, 2019 and December 31, 2018, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $401,000 or 6.5% to $6,613,000 during the first three months of 2019.  Non-performing assets, net of guarantees, represented 0.5% of total assets at March 31, 2019.

	At March 31, 2019			At December 31, 2018
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$5,647	$788	$4,859	$6,252	$1,132	$5,120
Loans 90 days past due and still accruing	662	—	662	—	—	—

Total non-performing loans	6,309	788	5,521	6,252	1,132	5,120
Other real estate owned	1,092	—	1,092	1,092	—	1,092
Total non-performing assets	7,401	788	6,613	7,344	1,132	6,212

Non-performing loans (net of guarantees) to total loans			0.7%			0.7%
Non-performing assets (net of guarantees) to total assets			0.5%			0.5%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			230.9%			250.4%

The Company had one commercial loan totaling $662,000 that was 90 days or more past due and still accruing at March 31, 2019.  The Company had no loans 90 days or more past due and still accruing at December 31, 2018.

Excluding the non-performing loans cited previously, loans totaling $12,317,000 and $15,926,000 were classified as substandard or doubtful loans, representing potential problem loans at March 31, 2019 and December 31, 2018, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at March 31, 2019 and December 31, 2018.  The ratio of the Allowance for Loan Losses to total loans at March 31, 2019 and December 31, 2018 was 1.71% and 1.65%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had one commercial property classified as OREO totaling $1,092,000 as of March 31, 2019 and December 31, 2018.

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

The following table summarizes the Allowance for Loan Losses of the Company during the three months ended March 31, 2019 and 2018, and for the year ended December 31, 2018:

 Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2019	2018	2018

Balance at beginning of period	$12,822	$11,133	$11,133
Provision for loan losses	—	525	2,100
Loans charged-off:
Commercial	(150)	—	(509)
Commercial Real Estate	—	—	(142)
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	(7)	(6)	(34)
Total charged-off	(157)	(6)	(685)

Recoveries:
Commercial	19	9	46
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	56	16	34
Residential Construction	1	1	131
Consumer	5	37	63
Total recoveries	81	63	274

Net charge-offs	(76)	57	(411)

Balance at end of period	$12,746	$11,715	$12,822

Ratio of net charge-offs (recoveries) to average loans outstanding during the period (annualized)	(0.04%)	0.03%	(0.05%)
Allowance for loan losses
To total loans at the end of the period	1.71%	1.60%	1.65%
To non-performing loans, net of guarantees at the end of the period	230.9%	374.3%	250.4%

The allowance for loan losses to non-performing loans, net of guarantees was 230.9% and 374.3% as of March 31, 2019 and March 31, 2018, respectively, and 250.4% as of December 31, 2018.  The decrease in the ratio of allowance for loan losses to non-performing loans, net of guarantees from December 31, 2018 to March 31, 2019 was due to various factors which include the payoff of a $450,000 commercial loan that was fully reserved as of December 31, 2018, an increase in unallocated reserves driven by a decrease in loans outstanding primarily driven by seasonal fluctuations associated with agricultural production loans and reductions in commercial loans outstanding.

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2019, the Company had the following deposit mix: 30.4% in savings and MMDA deposits, 5.5% in time deposits, 28.3% in interest-bearing transaction deposits and 35.8% in non-interest-bearing transaction deposits.  At December 31, 2018, the Company had the following deposit mix: 29.6% in savings and MMDA deposits, 5.6% in time deposits, 27.8% in interest-bearing transaction deposits and 37.0% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 or more outstanding at March 31, 2019 and December 31, 2018 are summarized as follows:

	(in thousands)
	March 31, 2019	December 31, 2018
Three months or less	$3,492	$3,848
Over three to twelve months	6,603	6,414
Over twelve months	6,117	5,741
Total	$16,212	$16,003

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 67.6% on March 31, 2019.  In addition, on March 31, 2019, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $32,725,000 in securities due within one year or less; and $63,605,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $67,000,000 at March 31, 2019.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at March 31, 2019 of $330,553,000; credit availability is subject to certain collateral requirements.  The Company had no borrowings outstanding as of March 31, 2019.

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

As of March 31, 2019, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2019.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$118,367	9.65%	5.0%
Common Equity Tier 1	$118,367	13.81%	6.5%
Tier 1 Risk-Based	$118,367	13.81%	8.0%
Total Risk-Based	$129,114	15.07%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2019, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2019.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2019, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2018 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At March 31, 2019, approximately 80% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At March 31, 2019, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 77% and 3%, respectively, of the total loans in the Bank’s portfolio.  At March 31, 2019, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.  For additional information, see “Business – Certain CFPB Rules” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At March 31, 2019, approximately 80% of the Bank’s loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 8, 2019	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)