Form 10-Q
period 2019-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2019-08-07
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-30707

First Northern Community Bancorp
(Exact name of registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N. First Street, Dixon, California	95620
(Address of principal executive offices)	(Zip Code)

707-678-3041
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbols(s)	Name of each exchange on which registered
None	Not Applicable	Not Applicable

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
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
The number of shares of Common Stock outstanding as of August 5, 2019  was 12,294,386.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2019	December 31, 2018

Assets

Cash and cash equivalents	$124,285	$116,032
Certificates of deposit	14,210	7,595
Investment securities – available-for-sale	310,998	314,637
Loans, net of allowance for loan losses of $12,838 at June 30, 2019 and $12,822 at December 31, 2018	731,619	763,393
Loans held-for-sale	1,154	2,295
Stock in Federal Home Loan Bank and other equity securities, at cost	6,574	6,019
Premises and equipment, net	6,203	6,646
Other real estate owned	784	1,092
Interest receivable and other assets	36,391	32,136

Total Assets	$1,232,218	$1,249,845

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$408,462	$416,493
Interest-bearing transaction deposits	299,041	312,697
Savings and MMDA's	326,991	332,514
Time, $250,000 or less	40,975	46,905
Time, over $250,000	16,276	16,003
Total deposits	1,091,745	1,124,612

Interest payable and other liabilities	15,591	12,772

Total Liabilities	1,107,336	1,137,384

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 12,293,386 shares issued and outstanding at June 30, 2019 and 12,253,812 shares issued and outstanding at December 31, 2018	93,184	92,618
Additional paid-in capital	977	977
Retained earnings	30,955	23,902
Accumulated other comprehensive loss, net	(234)	(5,036)
Total Stockholders’ Equity	124,882	112,461

Total Liabilities and Stockholders’ Equity	$1,232,218	$1,249,845

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Interest and dividend income:
Loans	$9,856	$9,146	$19,468	$17,952
Due from banks interest bearing accounts	638	427	1,279	944
Investment securities
Taxable	1,597	1,314	3,230	2,622
Non-taxable	70	34	120	73
Other earning assets	108	98	223	203
Total interest and dividend income	12,269	11,019	24,320	21,794
Interest expense:
Deposits	452	281	823	544
Total interest expense	452	281	823	544
Net interest income	11,817	10,738	23,497	21,250
Provision for loan losses	—	525	—	1,050
Net interest income after provision for loan losses	11,817	10,213	23,497	20,200
Non-interest income:
Service charges on deposit accounts	487	490	967	978
Gains on sales of loans held-for-sale	70	85	185	154
Investment and brokerage services income	149	159	298	320
Mortgage brokerage income	79	6	138	12
Loan servicing income	96	100	186	206
Debit card income	567	536	1,058	1,038
Losses on sales of available-for-sale securities	(6)	—	(6)	—
Other income	229	369	704	841
Total non-interest income	1,671	1,745	3,530	3,549
Non-interest expenses:
Salaries and employee benefits	5,430	5,063	10,802	10,380
Occupancy and equipment	790	697	1,444	1,412
Data processing	640	489	1,243	1,019
Stationery and supplies	72	106	134	205
Advertising	108	97	176	185
Directors’ fees	85	75	130	140
Other real estate owned expense	315	—	371	—
Other expense	1,365	1,292	2,523	2,472
Total non-interest expenses	8,805	7,819	16,823	15,813
Income before provision for income taxes	4,683	4,139	10,204	7,936
Provision for income taxes	1,277	1,136	2,813	2,200

Net income	$3,406	$3,003	$7,391	$5,736

Basic earnings per common share	$0.28	$0.25	$0.61	$0.47
Diluted earnings per common share	$0.28	$0.24	$0.60	$0.47

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Net income	$3,406	$3,003	$7,391	$5,736
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax effect of $1,339 and $(246) for the three months ended June 30, 2019 and June 30, 2018, respectively, and $1,934 and $(977) for the six months ended June 30, 2019 and June 30, 2018, respectively	3,320	(610)	4,798	(2,421)
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $2 for the three and six months ended June 30, 2019, and $0 for the three and six months ended June 30, 2018.	4	—	4	—
Other comprehensive income (loss), net of tax	$3,324	$(610)	$4,802	$(2,421)

Comprehensive income	$6,730	$2,393	$12,193	$3,315

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	11,630,129	$85,583	$977	$17,881	$(4,397)	$100,044
Net income				2,733		2,733
Other comprehensive loss, net of taxes					(1,811)	(1,811)
Stock dividend adjustment	628	240		(240)		—
Cash in lieu of fractional shares	(159)			(10)		(10)
Stock-based compensation		108				108
Common shares issued related to restricted stock grants	25,281	—				—
Stock options exercised	5,978	—				—
Balance at March 31, 2018	11,661,857	$85,931	$977	$20,364	$(6,208)	$101,064
Net income				3,003		3,003
Other comprehensive loss, net of taxes					(610)	(610)
Stock-based compensation		117				117
Balance at June 30, 2018	11,661,857	$86,048	$977	$23,367	$(6,818)	$103,574

Balance at December 31, 2018	12,253,812	$92,618	$977	$23,902	$(5,036)	$112,461
Net income				3,985		3,985
Other comprehensive income, net of taxes					1,478	1,478
Stock dividend adjustment	1,401	330		(330)		—
Cash in lieu of fractional shares	(116)			(8)		(8)
Stock-based compensation		111				111
Common shares issued related to restricted stock grants	40,258	—				—
Balance at March 31, 2019	12,295,355	$93,059	$977	$27,549	$(3,558)	$118,027
Net income				3,406		3,406
Other comprehensive income, net of taxes					3,324	3,324
Stock-based compensation		125				125
Restricted stock reversal	(1,969)					—
Balance at June 30, 2019	12,293,386	$93,184	$977	$30,955	$(234)	$124,882

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash Flows From Operating Activities
Net income	$7,391	$5,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	335	285
Accretion and amortization of investment securities premiums and discounts, net	847	1,393
(Decrease) increase in deferred loan origination fees and costs, net	(90)	70
Provision for loan losses	—	1,050
Stock-based compensation	236	225
Gain on sale of fixed assets	(281)	—
Losses on sales of available-for-sale securities	6	—
Other real estate owned writedowns	308	—
Operating lease payments	(434)	(421)
Gains on sales of loans held-for-sale	(185)	(154)
Proceeds from sales of loans held-for-sale	10,280	10,194
Originations of loans held-for-sale	(8,954)	(10,436)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(6,191)	98
Increase (decrease) in interest payable and other liabilities	3,253	(1,131)
Net cash provided by operating activities	6,521	6,909

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	24,580	14,580
Proceeds from sales of available-for-sale securities	8,102	—
Principal repayments on available-for-sale securities	23,972	25,081
Purchase of available-for-sale securities	(47,130)	(49,620)
Net increase in certificates of deposit	(6,615)	(2,181)
Net decrease in loans	31,864	7,161
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(555)	(452)
Sales (purchases) of premises and equipment, net	389	(28)
Net cash provided by (used in) investing activities	34,607	(5,459)

Cash Flows From Financing Activities
Net decrease in deposits	(32,867)	(33,112)
Cash dividends paid in lieu of fractional shares	(8)	(10)
Net cash used in financing activities	(32,875)	(33,122)

Net increase (decrease) in Cash and Cash Equivalents	8,253	(31,672)
Cash and Cash Equivalents, beginning of period	116,032	152,892
Cash and Cash Equivalents, end of period	$124,285	$121,220

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$801	$536
Income taxes	$3,560	$1,655
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,610	$6,046
Change in unrealized holding gains (losses) on available for sale securities, net of taxes	$4,802	$(2,421)
 See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 and December 31, 2018

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

Recently Adopted Accounting Standards:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  The Company adopted ASU 2016-02 on January 1, 2019.  The Company adopted the new guidance using the optional transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements.  This modified transition method allowed the Company to initially apply the new leases standard at the adoption date and allowed the Company to continue reporting comparative periods presented in the financial statements in accordance with legacy guidance in ASC 840.  See Note 11, Leases.

Recently Issued Accounting Pronouncements:

In March 2019, FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements.  These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance (Issue 1).  This ASU also requires lessors within the scope of Topic 942, Financial Services - Depository and Lending, to present all "principal payments received under leases" within investing activities (Issue 2).  Finally, this ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard (Issue 3).  Issue 1 and Issue 2 are effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Issue 3 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company adopted Issue 3 of ASU 2019-01 on January 1, 2019, which did not have a significant impact on its consolidated financial statements.  See Note 11, Leases.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  On July 17, 2019 the FASB proposed a delay until January 1, 2023 on the adoption of ASU 2016-13 for small reporting companies with less than $250M in public float via the SEC's definition of these companies.  The Company would qualify for FASB's proposed delay if the delay is finalized.  We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit risk, finance and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In April 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  These amendments clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In May 2019, FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.  These amendments provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10.  The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

3.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2019 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$36,463	$636	$(29)	$37,070
Securities of U.S. government agencies and corporations	49,823	382	(57)	50,148
Obligations of states and political subdivisions	22,728	645	(9)	23,364
Collateralized mortgage obligations	67,618	358	(409)	67,567
Mortgage-backed securities	133,053	777	(981)	132,849

Total debt securities	$309,685	$2,798	$(1,485)	$310,998

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

The Company had $15,683,000 and $32,683,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three and six months ended June 30, 2019, respectively.  The Company had $3,465,000 and $14,580,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three and six months ended June 30, 2018, respectively.  Gross realized gains on sales of available-for-sale securities were $47,000 for the three and six months ended June 30, 2019.  There were no gross realized gains from sales of available-for-sale securities for the three and six months ended June 30, 2018.  Gross realized losses from sales of available-for-sale securities were $(53,000) for the three and six months ended June 30, 2019.  There were no gross realized losses on sales of available-for-sale securities for the three and six months ended June 30, 2018.

The amortized cost and estimated market value of debt and other securities at June 30, 2019, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$43,519	$43,519
Due after one year through five years	45,639	46,488
Due after five years through ten years	12,891	13,370
Due after ten years	6,965	7,205
Subtotal	109,014	110,582
MBS & CMO	200,671	200,416
Total	$309,685	$310,998

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2019, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$—	$—	$11,489	$(29)	$11,489	$(29)
Securities of U.S. government agencies and corporations	1,984	(1)	17,669	(56)	19,653	(57)
Obligations of states and political subdivisions	—	—	3,325	(9)	3,325	(9)
Collateralized Mortgage obligations	—	—	42,082	(409)	42,082	(409)
Mortgage-backed securities	1,234	(9)	83,995	(972)	85,229	(981)

Total	$3,218	$(10)	$158,560	$(1,475)	$161,778	$(1,485)

No decline in value was considered “other-than-temporary” during the first six months of 2019.  Eight securities, all considered investment grade, which had a fair value of $3,218,000 and a total unrealized loss of $10,000, have been in an unrealized loss position for less than twelve months as of June 30, 2019.  One hundred forty six securities, all considered investment grade, which had a fair value of $158,560,000 and a total unrealized loss of $1,475,000, have been in an unrealized loss position for more than twelve months as of June 30, 2019.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that we will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of June 30, 2019.

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

Investment securities carried at $33,066,000 and $36,781,000 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.  LOANS

The composition of the Company’s loan portfolio, by loan class, as of June 30, 2019  and December 31, 2018 was as follows:

($ in thousands)	June 30, 2019	December 31, 2018

Commercial	$111,042	$125,177
Commercial Real Estate	422,063	420,106
Agriculture	109,440	123,626
Residential Mortgage	56,108	51,064
Residential Construction	15,529	20,124
Consumer	29,464	35,397

	743,646	775,494
Allowance for loan losses	(12,838)	(12,822)
Net deferred origination fees and costs	811	721

Loans, net	$731,619	$763,393

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

As of June 30, 2019, approximately 15% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses.  Approximately 57% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 15% in principal amount of the Company's loans were for agriculture, approximately 7% in principal amount of the Company’s loans were residential mortgage loans, approximately 2% in principal amount of the Company’s loans were residential construction loans and approximately 4% in principal amount of the Company’s loans were consumer loans.

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

At June 30, 2019 and December 31, 2018, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”).

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of June 30, 2019 and December 31, 2018, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Non-Accrual	Total Loans
June 30, 2019
Commercial	$109,825	$—	$139	$490	$588	$111,042
Commercial Real Estate	421,715	—	—	—	348	422,063
Agriculture	109,342	98	—	—	—	109,440
Residential Mortgage	55,844	—	176	—	88	56,108
Residential Construction	15,529	—	—	—	—	15,529
Consumer	29,243	—	107	—	114	29,464
Total	$741,498	$98	$422	$490	$1,138	$743,646

December 31, 2018
Commercial	$123,765	$662	$—	$—	$750	$125,177
Commercial Real Estate	419,725	—	—	—	381	420,106
Agriculture	118,639	157	—	—	4,830	123,626
Residential Mortgage	50,964	—	—	—	100	51,064
Residential Construction	20,124	—	—	—	—	20,124
Consumer	35,054	114	38	—	191	35,397
Total	$768,271	$933	$38	$—	$6,252	$775,494

Non-accrual loans amounted to $1,138,000 at June 30, 2019 and were comprised of three commercial loans totaling $588,000, two commercial real estate loans totaling $348,000, one residential mortgage loans totaling $88,000, and two consumer loans totaling $114,000.  Non-accrual loans amounted to $6,252,000 at December 31, 2018 and were comprised of two commercial loans totaling $750,000, two commercial real estate loans totaling $381,000, five agriculture loans totaling $4,830,000, two residential mortgage loans totaling $100,000, and one consumer loan totaling $191,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at June 30, 2019.  There was a $261,000 commitment to lend additional funds to a borrower whose loan was on non-accrual status at December 31, 2018.

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

Impaired loans, segregated by loan class, as of June 30, 2019 and December 31, 2018 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2019
Commercial	$3,116	$588	$1,759	$2,347	$32
Commercial Real Estate	753	348	255	603	20
Agriculture	—	—	—	—	—
Residential Mortgage	1,102	88	927	1,015	179
Residential Construction	743	—	711	711	48
Consumer	203	114	88	202	2
Total	$5,917	$1,138	$3,740	$4,878	$281

December 31, 2018
Commercial	$3,591	$300	$2,602	$2,902	$496
Commercial Real Estate	780	381	261	642	21
Agriculture	4,830	4,830	—	4,830	—
Residential Mortgage	1,669	100	1,451	1,551	287
Residential Construction	560	—	560	560	49
Consumer	403	191	198	389	2
Total	$11,833	$5,802	$5,072	$10,874	$855

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended June 30, 2019 and June 30, 2018 was as follows:

($ in thousands)	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,260	$32	$2,863	$45
Commercial Real Estate	614	4	1,934	4
Agriculture	2,389	240	—	—
Residential Mortgage	1,183	22	1,888	15
Residential Construction	727	8	641	9
Consumer	293	18	484	3
Total	$7,466	$324	$7,810	$76

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the six months ended June 30, 2019 and June 30, 2018 was as follows:

($ in thousands)	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,474	$74	$3,129	$91
Commercial Real Estate	623	8	1,955	7
Agriculture	3,203	240	—	—
Residential Mortgage	1,306	34	2,018	30
Residential Construction	671	16	644	19
Consumer	325	21	462	6
Total	$8,602	$393	$8,208	$153

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

The Company had $3,851,000 and $4,813,000 in TDR loans as of June 30, 2019 and December 31, 2018, respectively.  Specific reserves for TDR loans totaled $281,000 and $405,000 as of June 30, 2019 and December 31, 2018, respectively.  TDR loans performing in compliance with modified terms totaled $3,740,000 and $4,622,000 as of June 30, 2019 and December 31, 2018, respectively.  There were no commitments to advance additional funds on existing TDR loans as of June 30, 2019 and December 31, 2018.

There were no loans modified as TDRs during the three-month periods ended June 30, 2019 and June 30, 2018.

Loans modified as TDRs during the six months ended June 30, 2019 were as follows:

($ in thousands)	Six Months Ended June 30, 2019
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Residential Construction	2	$189	$189
Total	2	$189	$189

There were no loans modified as TDRs during the six months ended June 30, 2018.

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  There were no loans modified as a TDR within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2019 and June 30, 2018.

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

The following table presents the risk ratings by loan class as of June 30, 2019 and December 31, 2018:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Commercial	$107,663	$947	$2,432	$—	$—	$111,042
Commercial Real Estate	394,747	18,746	8,570	—	—	422,063
Agriculture	99,438	7,606	2,396	—	—	109,440
Residential Mortgage	55,563	—	545	—	—	56,108
Residential Construction	15,529	—	—	—	—	15,529
Consumer	28,597	500	367	—	—	29,464
Total	$701,537	$27,799	$14,310	$—	$—	$743,646

December 31, 2018
Commercial	$121,848	$66	$2,813	$450	$—	$125,177
Commercial Real Estate	395,436	14,272	10,398	—	—	420,106
Agriculture	104,809	11,750	7,067	—	—	123,626
Residential Mortgage	50,149	—	915	—	—	51,064
Residential Construction	19,372	752	—	—	—	20,124
Consumer	34,272	590	535	—	—	35,397
Total	$725,886	$27,430	$21,728	$450	$—	$775,494

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2019.

Three months ended June 30, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2019	$2,499	$6,386	$1,834	$502	$217	$277	$1,031	$12,746
Provision for loan losses	(191)	43	79	(82)	(41)	(6)	198	—

Charge-offs	—	—	—	—	—	(8)	—	(8)
Recoveries	64	—	—	16	20	—	—	100
Net (charge-offs) recoveries	64	—	—	16	20	(8)	—	92
Balance as of June 30, 2019	$2,372	$6,429	$1,913	$436	$196	$263	$1,229	$12,838

Six months ended June 30, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Provision for loan losses	(759)	539	281	(279)	(143)	(6)	367	—

Charge-offs	(150)	—	—	—	—	(15)	—	(165)
Recoveries	83	—	—	72	21	5	—	181
Net (charge-offs) recoveries	(67)	—	—	72	21	(10)	—	16
Balance as of June 30, 2019	$2,372	$6,429	$1,913	$436	$196	$263	$1,229	$12,838

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2019.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$32	$20	$—	$179	$48	$2	$—	$281
Loans collectively evaluated for impairment	2,340	6,409	1,913	257	148	261	1,229	12,557
Ending Balance	$2,372	$6,429	$1,913	$436	$196	$263	$1,229	$12,838

The following table details activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2018.

Three months ended June 30, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2018	$2,549	$5,414	$1,423	$643	$348	$305	$1,033	$11,715
Provision for loan losses	654	(30)	112	(28)	12	—	(195)	525

Charge-offs	(475)	—	—	—	—	(5)	—	(480)
Recoveries	36	—	—	4	1	6	—	47
Net (charge-offs) recoveries	(439)	—	—	4	1	1	—	(433)
Balance as of June 30, 2018	$2,764	$5,384	$1,535	$619	$361	$306	$838	$11,807

Six months ended June 30, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for loan losses	569	(76)	(12)	(29)	(1)	(68)	667	1,050

Charge-offs	(475)	—	—	—	—	(11)	—	(486)
Recoveries	45	—	—	20	2	43	—	110
Net (charge-offs) recoveries	(430)	—	—	20	2	32	—	(376)
Balance as of June 30, 2018	$2,764	$5,384	$1,535	$619	$361	$306	$838	$11,807

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

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2018.

Year ended December 31, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for loan losses	1,036	572	85	(19)	(173)	(92)	691	2,100

Charge-offs	(509)	(142)	—	—	—	(34)	—	(685)
Recoveries	46	—	—	34	131	63	—	274
Net (charge-offs) recoveries	(463)	(142)	—	34	131	29	—	(411)
Ending Balance	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Period-end amount allocated to:
Loans individually evaluated for impairment	$496	$21	$—	$287	$49	$2	$—	$855
Loans collectively evaluated for impairment	2,702	5,869	1,632	356	269	277	862	11,967
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822

The Company’s investment in loans as of June 30, 2019, June 30, 2018, and December 31, 2018 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2019
Loans individually evaluated for impairment	$2,347	$603	$—	$1,015	$711	$202	$4,878
Loans collectively evaluated for impairment	108,695	421,460	109,440	55,093	14,818	29,262	738,768
Ending Balance	$111,042	$422,063	$109,440	$56,108	$15,529	$29,464	$743,646

June 30, 2018
Loans individually evaluated for impairment	$2,535	$1,922	$—	$1,585	$637	$446	$7,125
Loans collectively evaluated for impairment	128,936	390,151	112,457	44,182	22,057	36,751	734,534
Ending Balance	$131,471	$392,073	$112,457	$45,767	$22,694	$37,197	$741,659

December 31, 2018
Loans individually evaluated for impairment	$2,902	$642	$4,830	$1,551	$560	$389	$10,874
Loans collectively evaluated for impairment	122,275	419,464	118,796	49,513	19,564	35,008	764,620
Ending Balance	$125,177	$420,106	$123,626	$51,064	$20,124	$35,397	$775,494

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2019 for cash proceeds equal to the fair value of the loans.  The Company serviced real estate mortgage loans for others totaling $205,264,000 and $211,845,000 at June 30, 2019 and December 31, 2018, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018

Constant prepayment rate	9.97%	8.58%
Discount rate	10.01%	10.01%
Weighted average life (years)	6.20	6.79

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2019 and December 31, 2018.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2018	Additions	Reductions	June 30, 2019

Mortgage servicing rights	$1,579	$59	$(138)	$1,500
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,579	$59	$(138)	$1,500

At June 30, 2019 and December 31, 2018, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,775,000 and $2,091,000, respectively.

The Company received contractually specified servicing fees of $131,000 and $138,000 for the three months ended June 30, 2019 and June 30, 2018, respectively.  The Company received contractually specified servicing fees of $265,000 and $277,000 for the six months ended June 30, 2019 and June 30, 2018, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

(in thousands)
June 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$37,070	$37,070	$—	$—
Securities of U.S. government agencies and corporations	50,148	—	50,148	—
Obligations of states and political subdivisions	23,364	—	23,364	—
Collateralized mortgage obligations	67,567	—	67,567	—
Mortgage-backed securities	132,849	—	132,849	—
Total investments at fair value	$310,998	$37,070	$273,928	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

(in thousands)
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$50,682	$50,682	$—	$—
Securities of U.S. government agencies and corporations	42,076	—	42,076	—
Obligations of states and political subdivisions	19,168	—	19,168	—
Collateralized mortgage obligations	63,799	—	63,799	—
Mortgage-backed securities	138,912	—	138,912	—
Total investments at fair value	$314,637	$50,682	$263,955	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

(in thousands)
June 30, 2019	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$110	$—	$—	$110
Other real estate owned	784	—	—	784
Total assets at fair value	$894	$—	$—	$894

(in thousands)
December 31, 2018	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$300	$—	$—	$300
Other real estate owned	1,092	—	—	1,092
Total assets at fair value	$1,392	$—	$—	$1,392

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2019 and December 31, 2018.

Key methods and assumptions used in measuring the fair value of impaired loans and other real estate owned as of June 30, 2019 and December 31, 2018 were as follows:

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

At June 30, 2019 and December 31, 2018, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2019 and December 31, 2018 were approximately as follows:

(in thousands)		June 30, 2019		December 31, 2018
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$124,285	$124,285	$116,032	$116,032
Certificates of deposit	2	14,210	14,375	7,595	7,573
Stock in Federal Home Loan Bank and other equity securities	3	6,574	6,574	6,019	6,019
Loans receivable:
Net loans	3	731,619	688,332	763,393	726,179
Loans held-for-sale	2	1,154	1,177	2,295	2,345
Interest receivable	2	4,349	4,349	4,158	4,158
Mortgage servicing rights	3	1,500	1,775	1,579	2,091
Financial liabilities:
Deposits	3	1,091,745	973,718	1,124,612	966,464
Interest payable	2	96	96	74	74

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2019	December 31, 2018

Undisbursed loan commitments	$196,098	$201,983
Standby letters of credit	2,445	2,974
Commitments to sell loans	2,496	570

	$201,039	$205,527

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2019 and December 31, 2018, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,445,000 and $2,974,000 at June 30, 2019 and December 31, 2018, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $840,000 and $800,000  at June 30, 2019 and December 31, 2018, respectively, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2019 and December 31, 2018, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

8.  STOCK PLANS

On January 24, 2019, the Board of Directors of the Company declared a 5% stock dividend payable as of March 29, 2019.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2019.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	405,137	$8.72
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	405,137	$8.72	$1,192,539	6.91
Exercisable (vested) at End of Period	224,595	$6.95	$1,038,576	5.46

The following table presents the activity related to stock options for the six months ended June 30, 2019.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	329,160	$8.23
Granted	77,666	$10.86
Expired	—	$—
Cancelled / Forfeited	(1,689)	12.41
Exercised	—	—
Options outstanding at End of Period	405,137	$8.72	$1,192,539	6.91
Exercisable (vested) at End of Period	224,595	$6.95	$1,038,576	5.46

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2019 was $1.82 per share.

There were no options exercised during the six months ended June 30, 2019.  The intrinsic value of options exercised was $81,000 during the six months ended June 30, 2018.  The fair value of awards vested was $141,000 and $114,000 during the six months ended June 30, 2019 and June 30, 2018, respectively.

As of June 30, 2019, there was $327,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.56 years.

There was $38,000 and $73,000 of recognized compensation cost related to stock options granted for the three and six months ended June 30, 2019, respectively.

A summary of the weighted average assumptions used in valuing stock options during the three and six months ended June 30, 2019 is presented below:

	Three Months Ended June 30, 2019*	Six Months Ended June 30, 2019
Risk Free Interest Rate	—	2.47%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	11.86%

* There were no stock options granted during the three months ended June 30, 2019.

The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2019.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	126,731	$10.19
Granted	—	—
Cancelled / Forfeited	(1,969)	11.10
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	124,762	$10.18	$1,434,763	2.94

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2019.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	118,391	$8.94
Granted	42,262	10.86
Cancelled / Forfeited	(1,969)	11.10
Exercised/Released/Vested	(33,922)	6.64
Non-vested restricted stock outstanding at End of Period	124,762	$10.18	$1,434,763	2.94

The weighted average fair value of restricted stock granted during the six months ended June 30, 2019 was $10.86 per share.

As of June 30, 2019, there was $778,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.94 years.

There was $81,000 and $150,000 of recognized compensation cost related to restricted stock awards for the three and six months ended June 30, 2019, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 295,277 shares authorized for issuance under the ESPP.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 24, 2019, payable March 29, 2019 to shareholders of record as of February 28, 2019.  The ESPP will expire on March 16, 2026.

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

As of June 30, 2019, there was $13,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $6,000 and $13,000 of recognized compensation cost related to ESPP issuances for the three and six months ended June 30, 2019, respectively.

The weighted average fair value at issuance date during the six months ended June 30, 2019 was $2.57 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2019 is presented below.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Risk Free Interest Rate	2.67%	2.67%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	8.47%	8.47%

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2019.

(in thousands)	Unrealized Gains (losses) on Securities	Officers’ Retirement Plan	Directors’ Retirement Plan	Accumulated Other Comprehensive Income/(loss)
Balance as of March 31, 2019	$(2,389)	$(1,198)	$29	$(3,558)
Current period other comprehensive income	3,324	—	—	3,324
Balance as of June 30, 2019	$935	$(1,198)	$29	$(234)

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2019.

(in thousands)	Unrealized Gains (losses) on Securities	Officers’ Retirement Plan	Directors’ Retirement Plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)
Current period other comprehensive income	4,802	—	—	4,802
Balance as of June 30, 2019	$935	$(1,198)	$29	$(234)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2018.

(in thousands)	Unrealized Gains on Securities	Officers’ Retirement Plan	Directors’ Retirement Plan	Accumulated Other Comprehensive Income/(loss)
Balance as of March 31, 2018	$(4,808)	$(1,403)	$3	$(6,208)
Current period other comprehensive loss	(610)	—	—	(610)
Balance as of June 30, 2018	$(5,418)	$(1,403)	$3	$(6,818)

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2018.

(in thousands)	Unrealized Gains on Securities	Officers’ Retirement Plan	Directors’ Retirement Plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)
Current period other comprehensive loss	(2,421)	—	—	(2,421)
Balance as of June 30, 2018	$(5,418)	$(1,403)	$3	$(6,818)

10.  OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 24, 2019, the Board of Directors of the Company declared a 5% stock dividend payable March 29, 2019 to shareholders of record as of February 28, 2019.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018 (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income	$3,406	$3,003	$7,391	$5,736

Weighted average common shares outstanding	12,169,937	12,127,378	12,156,829	12,119,688
Basic EPS	$0.28	$0.25	$0.61	$0.47

Diluted earnings per share:
Net income	$3,406	$3,003	$7,391	$5,736

Weighted average common shares outstanding	12,169,937	12,127,378	12,156,829	12,119,688

Effect of dilutive shares	146,994	168,730	145,161	169,752

Adjusted weighted average common shares outstanding	12,316,931	12,296,108	12,301,990	12,289,440
Diluted EPS	$0.28	$0.24	$0.60	$0.47

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounting to 215,415 shares and 73,361 shares for the three months ended June 30, 2019 and 2018, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounting to 215,415 shares and 106,221 shares for the six months ended June 30, 2019 and 2018, respectively.

11.  LEASES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  As a result, the Company recognized a right-of-use asset of $4,417,000 included in Interest receivable and other assets and lease liabilities of $4,812,000 included in Interest payable and other liabilities on the Condensed Consolidated Balance Sheets.  The recognition of a cumulative-effect adjustment to the opening balance of retained earnings was not necessary as prior to the adoption of this ASU, the Company recognized lease expense on a straight-line basis over the life of the lease term.  As such, the difference between the right-of-use asset and lease liabilities was offset by accrued rent and tenant improvement receivables as of January 1, 2019.

The Bank leases nine branch and administrative locations.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Bank combines lease and nonlease components.  As of June 30, 2019, all of the Bank’s leases are operating leases.

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

As of June 30, 2019, the Company had right-of use assets and lease liabilities totaling $4,044,000 and $4,435,000, respectively.  For the six months ended June 30, 2019, the Company recognized lease expense totaling $447,000, which includes expenses related to short-term leases totaling $57,000 and a reduction of $41,000 for the recognition of deferred gain on sale-leaseback.  Lease expense is included in Occupancy and equipment expense on the Condensed Consolidated Statements of Income.

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	June 30, 2019
2019	$438
2020	858
2021	802
2022	738
2023	669
After 2023	1,387
Total lease payments	4,892
Less: interest	(457)
Present value of lease liabilities	$4,435

The tables below summarizes other information related to our operating leases:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$217	434
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	4,417

June 30, 2019
Weighted-average remaining lease term - operating leases, in years	6.21
Weighted-average discount rate - operating leases	3.03%

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

In this document and in other SEC filings or other public statements, for example, we make forward-looking statements relating to the following topics, among others:

•              Our business objectives, strategies and initiatives, our organizational structure, the growth of our business (including our plans to open new branch offices) and our competitive position and prospects, and the effect of competition on our business and strategies

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

•	Regulatory and compliance controls, processes and requirements and their impact on our business

•	The costs and effects of legal or regulatory actions

•	Expectations regarding draws on performance letters of credit and liabilities that may result from recourse provisions in standby letters of credit

•	Our intent to sell or hold, and the likelihood that we would be required to sell, various investment securities

•	Our regulatory capital requirements, including the capital rules after the financial crisis by the U.S. federal banking agencies

•	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

•	Credit quality and provision for credit losses and management of asset quality and credit risk, and expectations regarding collections

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

Significant results and developments during the second quarter and year-to-date 2019 included:

●
Net income of $7.4 million for the six months ended June 30, 2019, up 28.9% from $5.7 million earned for the same period last year.  Net income of $3.4 million for the three months ended June 30, 2019, up 13.4% from $3.0 million for the same period last year.

●
Diluted income per share of $0.60 for the six months ended June 30, 2019, up 27.7% from diluted income per share of $0.47 in the same period last year.  Diluted income per share of $0.28 for the three months ended June 30, 2019, up 16.7% from diluted income per share of $0.24 for the same period last year.

●
Net interest income of $23.5 million for the six months ended June 30, 2019, up 10.6% from $21.3 million for the same period last year.  Net interest income of $11.8 million for the three months ended June 30, 2019, up 10.1% from $10.7 for the same period last year.

●
Net interest margin of 4.10% for the six months ended June 30, 2019, up 8.5% from 3.78% for the same period last year.  Net interest margin of 4.11% for the three months ended June 30, 2019, up 7.3% from 3.83% for the same period last year.

●
No provision for loan losses for the six months ended June 30, 2019, compared to $1.1 million provision for the same period last year.  No provision for loan losses for the three months ended June 30, 2019, compared to $0.5 million provision for the same period last year.

●	Total assets of $1.23 billion as of June 30, 2019, down 1.4% from $1.25 billion as of December 31, 2018.

●	Total net loans (including loans held-for-sale) of $732.8 million as of June 30, 2019, down 4.3% from $765.7 million as of December 31, 2018.

●	Total investment securities of $311.0 million as of June 30, 2019, down 1.2% from $314.6 million as of December 31, 2018.

●	Total deposits of $1.09 billion as of June 30, 2019, down 2.9% from $1.12 billion as of December 31, 2018.

SUMMARY FINANCIAL DATA

The Company recorded net income of $7,391,000 for the six months ended June 30, 2019, representing an increase of $1,655,000 or 28.9% from net income of $5,736,000 for the same period in 2018.  The Company recorded net income of $3,406,000 for the three months ended June 30, 2019, representing an increase of $403,000 or 13.4% from net income of $3,003,000 for the same period in 2018.

The following tables present a summary of the results for the three and six months ended June 30, 2019 and 2018, and a summary of financial condition at June 30, 2019 and December 31, 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
(in thousands except for per share amounts)
For the Period:
Net Income	$3,406	$3,003	$7,391	$5,736
Basic Earnings Per Common Share	$0.28	$0.25	$0.61	$0.47
Diluted Earnings Per Common Share	$0.28	$0.24	$0.60	$0.47
Net Income to Average Assets (annualized)	1.11%	1.01%	1.21%	0.96%
Net Income to Average Equity (annualized)	11.31%	11.74%	12.54%	11.29%
Average Equity to Average Assets	9.86%	8.62%	9.63%	8.51%

	June 30, 2019	December 31, 2018

(in thousands except for ratios)
At Period End:
Total Assets	$1,232,218	$1,249,845
Total Investment Securities	310,998	314,637
Total Loans, Net (including loans held-for-sale)	$732,773	$765,688
Total Deposits	$1,091,745	$1,124,612
Loan-To-Deposit Ratio	67.1%	68.1%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$730,215	$9,856	5.41%	$728,625	$9,146	5.03%
Certificate of deposits	11,757	85	2.90%	3,064	14	1.83%
Interest bearing due from banks	99,589	553	2.23%	98,032	413	1.69%
Investment securities, taxable	292,656	1,597	2.19%	279,931	1,314	1.88%
Investment securities, non-taxable (2)	11,656	70	2.41%	9,428	34	1.45%
Other interest earning assets	6,446	108	6.72%	5,924	98	6.64%
Total average interest-earning assets	1,152,319	12,269	4.27%	1,125,004	11,019	3.93%
Non-interest-earning assets:
Cash and due from banks	27,271			25,397
Premises and equipment, net	6,262			6,052
Other real estate owned	1,081			—
Interest receivable and other assets	35,396			30,129
Total average assets	$1,222,329			$1,186,582

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	304,217	111	0.15%	299,471	87	0.12%
Savings and MMDA’s	327,631	246	0.30%	329,465	130	0.16%
Time, $250,000 or less	42,163	56	0.53%	51,262	45	0.35%
Time, over $250,000	16,748	39	0.93%	17,526	19	0.43%
Total average interest-bearing liabilities	690,759	452	0.26%	697,724	281	0.16%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	396,000			375,772
Interest payable and other liabilities	15,108			10,781
Total liabilities	1,101,867			1,084,277
Total average stockholders’ equity	120,462			102,305
Total average liabilities and stockholders’ equity	$1,222,329			$1,186,582
Net interest income and net interest margin (3)		$11,817	4.11%		$10,738	3.83%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $67 and $17 for the three months ended June 30, 2019 and 2018, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$737,092	$19,468	5.33%	$723,180	$17,952	5.01%
Certificate of deposits	10,383	151	2.93%	2,527	20	1.60%
Interest bearing due from banks	93,581	1,128	2.43%	110,563	924	1.69%
Investment securities, taxable	296,241	3,230	2.20%	280,240	2,622	1.89%
Investment securities, non-taxable (2)	11,141	120	2.17%	10,836	73	1.36%
Other interest earning assets	6,234	223	7.21%	5,747	203	7.12%
Total average interest-earning assets	1,154,672	24,320	4.25%	1,133,093	21,794	3.88%
Non-interest-earning assets:
Cash and due from banks	27,058			24,836
Premises and equipment, net	6,409			6,102
Other real estate owned	1,087			—
Interest receivable and other assets	33,999			29,907
Total average assets	$1,223,225			$1,193,938

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	307,022	237	0.16%	301,601	154	0.10%
Savings and MMDA’s	328,592	409	0.25%	333,659	259	0.16%
Time, $250,000 or less	43,033	112	0.52%	52,091	92	0.36%
Time, over $250,000	17,093	65	0.77%	17,810	39	0.44%
Total average interest-bearing liabilities	695,740	823	0.24%	705,161	544	0.16%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	395,628			376,057
Interest payable and other liabilities	14,006			11,132
Total liabilities	1,105,374			1,092,350
Total average stockholders’ equity	117,851			101,588
Total average liabilities and stockholders’ equity	$1,223,225			$1,193,938
Net interest income and net interest margin (3)		$23,497	4.10%		$21,250	3.78%

(1)   Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $57 and $45 for the six months ended June 30, 2019 and 2018, respectively.
(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)                Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2019			Three months ended March 31, 2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$730,215	$9,856	5.41%	$744,045	$9,612	5.24%
Certificates of deposit	11,757	85	2.90%	8,994	66	2.98%
Interest bearing due from banks	99,589	553	2.23%	87,772	575	2.66%
Investment securities, taxable	292,656	1,597	2.19%	299,866	1,633	2.21%
Investment securities, non-taxable (2)	11,656	70	2.41%	10,621	50	1.91%
Other interest earning assets	6,446	108	6.72%	6,019	115	7.75%
Total average interest-earning assets	1,152,319	12,269	4.27%	1,157,317	12,051	4.22%
Non-interest-earning assets:
Cash and due from banks	27,271			26,606
Premises and equipment, net	6,262			6,557
Other real estate owned	1,081			1,092
Interest receivable and other assets	35,396			32,587
Total average assets	$1,222,329			$1,224,159

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	304,217	111	0.15%	309,859	127	0.17%
Savings and MMDA’s	327,631	246	0.30%	329,563	162	0.20%
Time, $250,000 and under	42,163	56	0.53%	44,759	56	0.51%
Time, over $250,000	16,748	39	0.93%	16,594	26	0.64%
Total average interest-bearing liabilities	690,759	452	0.26%	700,775	371	0.21%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	396,000			395,329
Interest payable and other liabilities	15,108			12,920
Total liabilities	1,101,867			1,109,024
Total average stockholders’ equity	120,462			115,135
Total average liabilities and stockholders’ equity	$1,222,329			$1,224,159
Net interest income and net interest margin (3)		$11,817	4.11%		$11,680	4.09%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $67 and $(9) for the three months ended June 30, 2019 and March 31, 2019, respectively.
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

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended June 30, 2019 over the three months ended June 30, 2018, the six months ended June 30, 2019 over the six months ended June 30, 2018, and the three months ended June 30, 2019 over the three months ended March 31, 2019.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019			Three Months Ended June 30, 2019
	Over			Over			Over
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018			Three Months Ended March 31, 2019
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$22	$688	$710	$350	$1,166	$1,516	$(114)	$358	$244
Certificates of Deposit	59	12	71	103	28	131	21	(2)	19
Due From Banks	7	133	140	(159)	363	204	75	(97)	(22)
Investment Securities - Taxable	63	220	283	156	452	608	(36)	—	(36)
Investment Securities - Non-taxable	9	27	36	2	45	47	5	15	20
Other Assets	9	1	10	17	3	20	9	(16)	(7)
	$169	$1,081	$1,250	$469	$2,057	$2,526	$(40)	$258	$218

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$2	$22	$24	$3	$80	$83	$(3)	$(13)	$(16)
Savings & MMDAs	—	116	116	(4)	154	150	(1)	85	84
Time Certificates	(29)	60	31	(56)	102	46	(11)	24	13

	$(27)	$198	$171	$(57)	$336	$279	$(15)	$96	$81

Increase in Net Interest Income:	$196	$883	$1,079	$526	$1,721	$2,247	$(25)	$162	$137

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an $8,253,000 or 7.1% increase in cash and cash equivalents, a $6,615,000 or 87.1% increase in certificates of deposit, a $3,639,000 or 1.2% decrease in investment securities available-for-sale, a $31,774,000 or 4.2% decrease in net loans held-for-investment, a $1,141,000 or 49.7% decrease in loans held-for-sale, a $555,000 or 9.2% increase in stock in Federal Home Loan Bank and other equity securities, a $443,000 or 6.7% decrease in premises and equipment, a $308,000 or 28.2% decrease in other real estate owned, and a $4,255,000 or 13.2% increase in interest receivable and other assets from December 31, 2018 to June 30, 2019.  The increase in cash and cash equivalents was primarily due to an increase in retained earnings, net of a decrease in net loans, partially offset by a decrease in deposit balances.  The increase in certificates of deposit was due to a decrease in investment securities available-for-sale which was allocated towards additional certificates of deposit purchases.  The decrease in investment securities available-for-sale was primarily the result of maturities of agency, mortgage-backed, U.S. Treasury and municipal securities, which was partially offset by purchases of agency, municipal, collateralized mortgage obligations, and mortgage-backed securities.  The decrease in net loans held-for-investment was primarily due to principal paydowns and maturities of loans, coupled with soft growth primarily attributed to a very wet and cool spring that delayed crop planting, residential construction and commercial construction activity.  As a result, operating line advances on agricultural and commercial lines have been significantly lower than normal.  Additionally, residential developments have started later than expected, resulting in much lower loan balances than anticipated.  The decrease in loans held-for-sale was due to timing of sales of loans held-for-sale.  The increase in stock in Federal Home Loan Bank and other equity securities was due to the purchase of Federal Home Loan Bank stock.  The decrease in premises & equipment was primarily due the sale of land during the six months ended June 30, 2019.  The decrease in other real estate owned was due to a writedown on an existing commercial real estate property.  The increase in interest receivable and other assets was primarily due to the recognition of a right-of-use asset related to leases upon adoption of ASU 2016-02, Leases (Topic 842).

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $32,867,000 or 2.9% from December 31, 2018 to June 30, 2019.  The decrease in deposits was largely due to increased competition for low cost funding as short term rates rose during the period, coupled with seasonal fluctuations.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds rate during the six months ended June 30, 2019.

Interest income on loans for the six months ended June 30, 2019 was up 8.4% from the same period in 2018, increasing from $17,952,000 to $19,468,000, and was up 7.8% for the three months ended June 30, 2019 over the same period in 2018, increasing from $9,146,000 to $9,856,000.  The increase in interest income on loans for the six months ended June 30, 2019 as compared to the same period a year ago was primarily due to a 32 basis point increase in loan yields and an increase in average loans.  The increase in interest income on loans for the three months ended June 30, 2019 as compared to the same period a year ago was primarily due to a 38 basis point increase in loan yields and an increase in average loans.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on investment securities available-for-sale for the six months ended June 30, 2019 was up 24.3% from the same period in 2018, increasing from $2,695,000 to $3,350,000, and was up 23.7% for the three months ended June 30, 2019 over the same period in 2018, increasing from $1,348,000 to $1,667,000.  The increase in interest income on investment securities for the three and six months ended June 30, 2019 as compared to the same period a year ago was due to a 33 basis point increase in investment yields and an increase in average investment securities.

Interest income on certificates of deposit for the six months ended June 30, 2019 was up 655.0% from the same period in 2018, increasing from $20,000 to $151,000, and was up 507.1% for the three months ended June 30, 2019 over the same period in 2018, increasing from $14,000 to $85,000.  The increase in interest income on certificates of deposit for the six months ended June 30, 2019 as compared to the same period a year ago was due to an increase in average balances of certificates of deposit and a 133 basis point increase in yield on certificates of deposit.  The increase in interest income on certificates of deposit for the three months ended June 30, 2019 as compared to the same period a year ago was due to a 107 basis point increase in yield on certificates of deposit and an increase in average balances of certificates of deposit.

Interest income on interest-bearing due from banks for the six months ended June 30, 2019 was up 22.1% from the same period in 2018, increasing from $924,000 to $1,128,000, and was up 33.9% for the three months ended June 30, 2019 over the same period in 2018, increasing from $413,000 to $553,000.  The increase in interest income on interest-bearing due from banks for the six months ended June 30, 2019 as compared to the same period a year ago was due to a 74 basis point increase in yield on interest-bearing due from banks due to an increase in the Federal Funds rate, which was partially offset by a decrease in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended June 30, 2019 as compared to the same period a year ago was due to a 54 basis point increase in yield on interest-bearing due from banks due to an increase in the Federal Funds rate and an increase in average balances of interest-bearing due from banks.

Interest income on other earning assets for the six months ended June 30, 2019 was up 9.9% from the same period in 2018, increasing from $203,000 to $223,000, and was up 10.2% for the three months ended June 30, 2019 over the same period in 2018, increasing from $98,000 to $108,000.  The increase in interest income on other assets for the six months ended June 30, 2019 as compared to the same period a year ago was due to an increase in average balances of other earning assets and a 9 basis point increase in yield on other earning assets.  The increase in interest income on other earning assets for the three months ended June 30, 2019 as compared to the same period a year ago was due to an 8 basis point increase in yield on other earning assets and an increase in average balances of other earning assets.

The Company had no Federal Funds sold balances during the three and six months ended June 30, 2019 and June 30, 2018.

Interest Expense

Interest expense on deposits and other borrowings for the six months ended June 30, 2019 was up 51.3% from the same period in 2018, increasing from $544,000 to $823,000, and was up 60.9% for the three months ended June 30, 2019 over the same period in 2018, increasing from $281,000 to $452,000.  The increase in interest expense during the six months ended June 30, 2019 was primarily due to an 8 basis point increase in the Company’s average cost of funds, which was partially offset by a decrease in the average balance of interest-bearing liabilities.  The increase in interest expense during the three months ended June 30, 2019 was primarily due to a 10 basis point increase in the Company’s average cost of funds, which was partially offset by a decrease in the average balance of interest-bearing liabilities.  The decrease in average balance of interest-bearing liabilities was primarily due to increased competition for low cost funding.

The Company had no FHLB advances and related interest expense during the three and six months ended June 30, 2019 and June 30, 2018.

Provision for Loan Losses

There was no provision for loan losses for the six months ended June 30, 2019 compared to a provision for loan losses of $1,050,000 for the same period in 2018.  There was no provision for loan losses for the three months ended June 30, 2019 compared to a provision for loan losses of $525,000 for the same period in 2018.  The allowance for loan losses was approximately $12,838,000 or 1.72% of total loans, at June 30, 2019, compared to $12,822,000, or 1.65% of total loans, at December 31, 2018.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three and six months ended June 30, 2019 was primarily due to a lack of significant loan growth coupled with decreased charge-offs and increased recoveries and a decrease in specific reserves on impaired loans.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $40,000 and $0 for the six months ended June 30, 2019 and June 30, 2018, respectively.  There was a reversal of provision of $40,000 and $0 for the three months ended June 30, 2019 and June 30, 2018, respectively.

The provision for unfunded lending commitment losses is included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-Interest income was down 0.5% for the six months ended June 30, 2019 from the same period in 2018, decreasing from $3,549,000 to $3,530,000.

The decrease was primarily due to decreases in service charges on deposit accounts, investment and brokerage income, loan servicing income and other income, which was partially offset by increases in gains on sales of loans held-for-sale, mortgage brokerage income and debit card income.  The decrease in service charges on deposit accounts was primarily due to decreases in fees charged.  The decrease in investment and brokerage income was primarily due to a decrease in demand for those services.  The decrease in loan servicing income was primarily due to a decrease in mortgage servicing assets recorded and fee income earned.  The decrease in other income was partially due to a decrease in trust income due to the sale of the Company’s Trust Department during the fourth quarter of 2018.  This was partially offset by a gain on sale of land recorded in the first quarter of 2019.  The increase in gains on sales of loans held-for-sale was primarily due to improved pricing on sales of loans held-for-sale.  The increase in mortgage brokerage income was primarily due to an increase in the demand for those services.  The increase in debit card income was primarily due to an increase in volume of transactions.

Non-Interest income was down 4.2% for the three months ended June 30, 2019 from the same period in 2018, decreasing from $1,745,000 to $1,671,000.

The decrease was primarily due to decreases in gains on sales of loans held-for-sale, investment and brokerage income and other income, which was partially offset by increases in mortgage brokerage income and debit card income.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in volume of loans held-for-sale.  The decrease in investment and brokerage income was primarily due to a decrease in the demand for those services.  The decrease in other income was partially due to a decrease in trust income due to the sale of the Company’s Trust Department during the fourth quarter of 2018.  The increase in mortgage brokerage income was primarily due to an increase in the demand for those services.  The increase in debit card income was primarily due to an increase in volume of transactions.

Non-Interest Expenses

Total non-interest expenses were up 6.4% for the six months ended June 30, 2019 from the same period in 2018, increasing from $15,813,000 to $16,823,000.

The increase was primarily due to increases in salaries and employee benefits, data processing and other real estate owned expense, which was partially offset by decreases in stationery and supplies.  The increase in salaries and employee benefits was primarily due to an increase in staffing associated with a new branch which is targeted to open in the third quarter of 2019 and an increase in profit sharing, which was partially offset by a decrease in incentive compensation expense.  The increase in data processing expense was primarily due to costs associated with enhanced IT infrastructure.  The increase in other real estate owned expense was primarily due to a writedown on an existing commercial real estate property.

Total non-interest expenses were up 12.6% for the three months ended June 30, 2019 from the same period in 2018, increasing from $7,819,000 to $8,805,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment expense, data processing and other real estate owned expense, which was partially offset by decreases in stationery and supplies.  The increase in salaries and employee benefits was primarily due to an increase in staffing associated with a new branch which is targeted to open in the third quarter of 2019.  The increase in occupancy and equipment expense was primarily due to an increase in service contracts.  The increase in data processing expense was primarily due to enhanced IT infrastructure costs.  The increase in other real estate owned expense was primarily due to a writedown on an existing commercial real estate property.

The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2019 and 2018.

	(in thousands)
	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Other non-interest expenses
(Reversal) Provision for unfunded loan commitments	$(40)	$—	$40	$—
FDIC assessments	80	100	170	210
Contributions	61	31	127	80
Legal fees	159	98	231	152
Accounting and audit fees	114	107	224	211
Consulting fees	186	116	264	212
Postage expense	47	68	74	94
Telephone expense	31	28	64	57
Public relations	82	58	130	119
Training expense	47	38	81	65
Loan origination expense	32	22	82	73
Computer software depreciation	22	33	54	69
Sundry losses	63	53	117	93
Loan collection expense	7	30	(45)	43
Other non-interest expense	474	510	910	994

Total other non-interest expenses	$1,365	$1,292	$2,523	$2,472

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes increased 27.9% for the six months ended June 30, 2019 from the same period in 2018, increasing from $2,200,000 to $2,813,000 due to an increase in pre-tax income.  Provision for income taxes increased 12.4% for the three months ended June 30, 2019 from the same period in 2018, increasing from $1,136,000 to $1,277,000 due to an increase in pre-tax income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2019	December 31, 2018

Undisbursed loan commitments	$196,098	$201,983
Standby letters of credit	2,445	2,974
Commitments to sell loans	2,496	570
	$201,039	$205,527

The reserve for unfunded lending commitments amounted to $840,000 and $800,000 as of June 30, 2019 and December 31, 2018, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2019 and December 31, 2018:

	At June 30, 2019			At December 31, 2018
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$588	$—	$588	$750	$300	$450
Commercial real estate	348	51	297	381	56	325
Agriculture	—	—	—	4,830	776	4,054
Residential mortgage	88	—	88	100	—	100
Residential construction	—	—	—	—	—	—
Consumer	114	—	114	191	—	191
Total non-accrual loans	$1,138	$51	$1,087	$6,252	$1,132	$5,120

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

Non-accrual loans amounted to $1,138,000 at June 30, 2019 and were comprised of three commercial loans totaling $588,000, two commercial real estate loans totaling $348,000, one residential mortgage loan totaling $88,000, and two consumer loans totaling $114,000.  Non-accrual loans amounted to $6,252,000 at December 31, 2018 and were comprised of two commercial loans totaling $750,000, two commercial real estate loans totaling $381,000, five agriculture loans totaling $4,830,000, two residential mortgage loans totaling $100,000, and one consumer loan totaling $191,000.  If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans totaling $1,138,000 and $6,252,000 as of June 30, 2019 and December 31, 2018, respectively.  The decrease in non-performing impaired loans from December 31, 2018 to June 30, 2019 was primarily due to the payoff of four agriculture loans in one lending relationship.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured as a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $3,740,000 and $4,622,000 at June 30, 2019 and December 31, 2018, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $3,851,000 or 62.0% to $2,361,000 during the first six months of 2019.  Non-performing assets, net of guarantees, represented 0.2% of total assets at June 30, 2019.

	At June 30, 2019			At December 31, 2018
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$1,138	$51	$1,087	$6,252	$1,132	$5,120
Loans 90 days past due and still accruing	490	—	490	—	—	—

Total non-performing loans	1,628	51	1,577	6,252	1,132	5,120
Other real estate owned	784	—	784	1,092	—	1,092
Total non-performing assets	$2,412	$51	$2,361	$7,344	$1,132	$6,212

Non-performing loans (net of guarantees) to total loans			0.2%			0.7%
Non-performing assets (net of guarantees) to total assets			0.2%			0.5%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			814.1%			250.4%

The Company had one loan totaling $490,000 that was 90 days or more past due and still accruing at June 30, 2019.  The Company had no loans 90 days or more past due and still accruing at December 31, 2018.

Excluding the non-performing loans cited previously, loans totaling $12,682,000 and $15,926,000 were classified as substandard or doubtful loans, representing potential problem loans at June 30, 2019 and December 31, 2018, respectively.  In management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at June 30, 2019 and December 31, 2018.  The ratio of the Allowance for Loan Losses to total loans at June 30, 2019 and December 31, 2018 was 1.72% and 1.65%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had one commercial real estate property classified as OREO totaling $784,000 and $1,092,000 as of June 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes the Allowance for Loan Losses of the Company during the six months ended June 30, 2019 and 2018, and for the year ended December 31, 2018:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2019	2018	2018

Balance at beginning of period	$12,822	$11,133	$11,133
Provision for loan losses	—	1,050	2,100
Loans charged-off:
Commercial	(150)	(475)	(509)
Commercial Real Estate	—	—	(142)
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	(15)	(11)	(34)

Total charged-off	(165)	(486)	(685)

Recoveries:
Commercial	83	45	46
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	72	20	34
Residential Construction	21	2	131
Consumer	5	43	63

Total recoveries	181	110	274

Net recoveries (charge-offs)	16	(376)	(411)

Balance at end of period	$12,838	$11,807	$12,822

Ratio of net recoveries (charge-offs) to average loans outstanding during the period (annualized)	0.00%	(0.10%)	(0.05%)
Allowance for loan losses
To total loans at the end of the period	1.72%	1.59%	1.65%
To non-performing loans, net of guarantees at the end of the period	814.1%	599.0%	250.4%

The allowance for loan losses to non-performing loans, net of guarantees was 814.1% and 599.0% as of June 30, 2019 and June 30, 2018, respectively, and 250.4% as of December 31, 2018.  The increase in the ratio of allowance for loan losses to non-performing loans, net of guarantees from December 31, 2018 to June 30, 2019 was primarily due to a decrease in non-performing loans due to the payoff of four agriculture loans in one lending relationship.

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2019, the Company had the following deposit mix: 29.9% in savings and MMDA deposits, 5.3% in time deposits, 27.4% in interest-bearing transaction deposits and 37.4% in non-interest-bearing transaction deposits.  At December 31, 2018, the Company had the following deposit mix: 29.6% in savings and MMDA deposits, 5.6% in time deposits, 27.8% in interest-bearing transaction deposits and 37.0% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.

Maturities of time certificates of deposits of over $250,000 outstanding at June 30, 2019 and December 31, 2018 are summarized as follows:

	(in thousands)
	June 30, 2019	December 31, 2018
Three months or less	$2,426	$3,848
Over three to twelve months	8,348	6,414
Over twelve months	5,502	5,741
Total	$16,276	$16,003

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios; in management’s opinion, the most common is the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 67.1% on June 30, 2019.  In addition, on June 30, 2019, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $37,071,000 in securities due within one year or less; and $57,526,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $67,000,000 at June 30, 2019.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at June 30, 2019 of $326,908,000; credit availability is subject to certain collateral requirements.

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

As of June 30, 2019, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2019.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$121,839	9.98%	5.0%
Common Equity Tier 1	$121,839	14.34%	6.5%
Tier 1 Risk-Based	$121,839	14.34%	8.0%
Total Risk-Based	$132,496	15.60%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2019, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2019.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2019, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2018 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At June 30, 2019, approximately 80% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At June 30, 2019, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 77% and 3%, respectively, of the total loans in the Bank’s portfolio.  At June 30, 2019, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.  For additional information, see “Business – Certain CFPB Rules” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At June 30, 2019, the majority of the Bank’s loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 7, 2019	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)