Form 10-Q
period 2019-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2019-11-06
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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
Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares of Common Stock outstanding as of November 4, 2019  was 12,295,386.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2019	December 31, 2018

Assets

Cash and cash equivalents	$136,093	$116,032
Certificates of deposit	14,945	7,595
Investment securities – available-for-sale	325,310	314,637
Loans, net of allowance for loan losses of $12,287 at September 30, 2019 and $12,822 at December 31, 2018	755,004	763,393
Loans held-for-sale	3,506	2,295
Stock in Federal Home Loan Bank and other equity securities, at cost	6,574	6,019
Premises and equipment, net	6,386	6,646
Other real estate owned	784	1,092
Interest receivable and other assets	38,661	32,136

Total Assets	$1,287,263	$1,249,845

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$428,089	$416,493
Interest-bearing transaction deposits	312,948	312,697
Savings and MMDA's	339,972	332,514
Time, $250,000 or less	39,928	46,905
Time, over $250,000	17,097	16,003
Total deposits	1,138,034	1,124,612

Interest payable and other liabilities	19,707	12,772

Total Liabilities	1,157,741	1,137,384

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 12,295,386 shares issued and outstanding at September 30, 2019 and 12,253,812 shares issued and outstanding at December 31, 2018	93,308	92,618
Additional paid-in capital	977	977
Retained earnings	34,709	23,902
Accumulated other comprehensive gain (loss), net	528	(5,036)
Total Stockholders’ Equity	129,522	112,461

Total Liabilities and Stockholders’ Equity	$1,287,263	$1,249,845

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Interest and dividend income:
Loans	$9,642	$9,648	$29,110	$27,600
Due from banks interest bearing accounts	700	650	1,979	1,594
Investment securities
Taxable	1,660	1,360	4,890	3,982
Non-taxable	82	32	202	105
Other earning assets	114	110	337	313
Total interest and dividend income	12,198	11,800	36,518	33,594
Interest expense:
Deposits	487	341	1,310	885
Total interest expense	487	341	1,310	885
Net interest income	11,711	11,459	35,208	32,709
Provision for loan losses	—	525	—	1,575
Net interest income after provision for loan losses	11,711	10,934	35,208	31,134
Non-interest income:
Service charges on deposit accounts	514	509	1,481	1,487
Gains on sales of loans held-for-sale	155	116	340	270
Investment and brokerage services income	165	157	463	477
Mortgage brokerage income	68	14	206	26
Loan servicing income	88	109	274	315
Debit card income	568	541	1,626	1,579
Losses on sales of available-for-sale securities	—	—	(6)	—
Other income	231	340	935	1,181
Total non-interest income	1,789	1,786	5,319	5,335
Non-interest expenses:
Salaries and employee benefits	5,511	5,117	16,313	15,497
Occupancy and equipment	797	715	2,241	2,127
Data processing	718	490	1,961	1,509
Stationery and supplies	51	88	185	293
Advertising	106	79	282	264
Directors’ fees	76	74	206	214
Other real estate owned expense	17	5	388	5
Other expense	1,039	1,347	3,562	3,819
Total non-interest expenses	8,315	7,915	25,138	23,728
Income before provision for income taxes	5,185	4,805	15,389	12,741
Provision for income taxes	1,431	1,338	4,244	3,538

Net income	$3,754	$3,467	$11,145	$9,203

Basic earnings per common share	$0.31	$0.29	$0.92	$0.76
Diluted earnings per common share	$0.30	$0.28	$0.91	$0.75

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net income	$3,754	$3,467	$11,145	$9,203
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax effect of $307 and $(230) for the three months ended September 30, 2019 and September 30, 2018, respectively, and $2,241 and $(1,207) for the nine months ended September 30, 2019 and September 30, 2018, respectively	762	(569)	5,560	(2,990)
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $0 and $2 for the three and nine months ended September 30, 2019, respectively, and $0 for the three and nine months ended September 30, 2018.	—	—	4	—
Other comprehensive income (loss), net of tax	$762	$(569)	$5,564	$(2,990)

Comprehensive income	$4,516	$2,898	$16,709	$6,213

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total

Balance at December 31, 2017	11,630,129	$85,583	$977	$17,881	$(4,397)	$100,044
Net income				2,733		2,733
Other comprehensive loss, net of taxes					(1,811)	(1,811)
Stock dividend adjustment	628	240		(240)		—
Cash in lieu of fractional shares	(159)			(10)		(10)
Stock-based compensation		108				108
Common shares issued related to restricted stock grants	25,281	—				—
Stock options exercised	5,978	—				—
Balance at March 31, 2018	11,661,857	$85,931	$977	$20,364	$(6,208)	$101,064
Net income				3,003		3,003
Other comprehensive loss, net of taxes					(610)	(610)
Stock-based compensation		117				117
Balance at June 30, 2018	11,661,857	$86,048	$977	$23,367	$(6,818)	$103,574
Net income				3,467		3,467
Other comprehensive loss, net of taxes					(569)	(569)
Stock-based compensation		117				117
Balance at September 30, 2018	11,661,857	$86,165	$977	$26,834	$(7,387)	$106,589

Balance at December 31, 2018	12,253,812	$92,618	$977	$23,902	$(5,036)	$112,461
Net income				3,985		3,985
Other comprehensive income, net of taxes					1,478	1,478
Stock dividend adjustment	1,401	330		(330)		—
Cash in lieu of fractional shares	(116)			(8)		(8)
Stock-based compensation		111				111
Common shares issued related to restricted stock grants	40,258	—				—
Balance at March 31, 2019	12,295,355	$93,059	$977	$27,549	$(3,558)	$118,027
Net income				3,406		3,406
Other comprehensive income, net of taxes					3,324	3,324
Stock-based compensation		125				125
Restricted stock reversal	(1,969)					—
Balance at June 30, 2019	12,293,386	$93,184	$977	$30,955	$(234)	$124,882
Net income				3,754		3,754
Other comprehensive income, net of taxes					762	762
Stock-based compensation		124				124
Common shares issued related to restricted stock grants	2,000					—
Balance at September 30, 2019	12,295,386	$93,308	$977	$34,709	$528	$129,522

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash Flows From Operating Activities
Net income	$11,145	$9,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	512	425
Accretion and amortization of investment securities premiums and discounts, net	1,269	2,007
(Decrease) increase in deferred loan origination fees and costs, net	(17)	39
Provision for loan losses	—	1,575
Stock-based compensation	360	342
Gain on sale of fixed assets	(281)	—
Losses on sales of available-for-sale securities	6	—
Other real estate owned writedowns	308	—
Gains on sales of loans held-for-sale	(340)	(270)
Proceeds from sales of loans held-for-sale	19,749	17,636
Originations of loans held-for-sale	(20,620)	(17,331)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(8,768)	(524)
Increase (decrease) in interest payable and other liabilities	6,935	(161)
Net cash provided by operating activities	10,258	12,941

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	35,555	16,390
Proceeds from sales of available-for-sale securities	8,102	—
Principal repayments on available-for-sale securities	37,297	38,058
Purchase of available-for-sale securities	(85,095)	(70,897)
Net increase in certificates of deposit	(7,350)	(3,651)
Net decrease (increase) in loans	8,406	(25,317)
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(555)	(452)
Proceeds from the sale of premises and equipment	668	—
Purchases of premises and equipment, net	(639)	(171)
Net cash used in investing activities	(3,611)	(46,040)

Cash Flows From Financing Activities
Net increase in deposits	13,422	19,876
Cash dividends paid in lieu of fractional shares	(8)	(10)
Net cash provided by financing activities	13,414	19,866

Net increase (decrease) in Cash and Cash Equivalents	20,061	(13,233)
Cash and Cash Equivalents, beginning of period	116,032	152,892
Cash and Cash Equivalents, end of period	$136,093	$139,659

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,275	$861
Income taxes	$4,160	$2,605
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,610	$6,046
Change in unrealized holding gains (losses) on available for sale securities, net of taxes	$5,564	$(2,990)
 See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 and December 31, 2018

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  On October 16, 2019, the FASB voted to delay the adoption of ASU 2016-13 until January 1, 2023 for small reporting companies with less than $250 million in public float as defined in the SEC's rules.  The Company qualifies for this delay in adoption.  We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit risk, finance and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In April 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  These amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

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

3.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2019 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$31,519	$671	$(17)	$32,173
Securities of U.S. government agencies and corporations	58,967	537	(55)	59,449
Obligations of states and political subdivisions	25,439	860	(14)	26,285
Collateralized mortgage obligations	71,755	431	(299)	71,887
Mortgage-backed securities	135,248	903	(635)	135,516

Total debt securities	$322,928	$3,402	$(1,020)	$325,310

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

The Company had $10,974,000 and $43,657,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three and nine months ended September 30, 2019, respectively.  The Company had $1,810,000 and $16,390,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three and nine months ended September 30, 2018, respectively.  Gross realized gains on sales of available-for-sale securities were $0 and $47,000 for the three and nine months ended September 30, 2019, respectively.  There were no gross realized gains from sales of available-for-sale securities for the three and nine months ended September 30, 2018.  Gross realized losses from sales of available-for-sale securities were $0 and $53,000 for the three and nine months ended September 30, 2019, respectively.  There were no gross realized losses on sales of available-for-sale securities for the three and nine months ended September 30, 2018.

The amortized cost and estimated market value of debt and other securities at September 30, 2019, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$40,108	$40,216
Due after one year through five years	54,956	55,999
Due after five years through ten years	12,379	12,907
Due after ten years	8,482	8,785
Subtotal	115,925	117,907
MBS & CMO	207,003	207,403
Total	$322,928	$325,310

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2019, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$—	$—	$4,009	$(17)	$4,009	$(17)
Securities of U.S. government agencies and corporations	9,228	(31)	10,081	(24)	19,309	(55)
Obligations of states and political subdivisions	1,611	(9)	860	(5)	2,471	(14)
Collateralized Mortgage obligations	10,125	(15)	22,571	(284)	32,696	(299)
Mortgage-backed securities	12,533	(37)	59,056	(598)	71,589	(635)

Total	$33,497	$(92)	$96,577	$(928)	$130,074	$(1,020)

No decline in value was considered “other-than-temporary” as of September 30, 2019.  Thirty-one securities, all considered investment grade, which had an aggregate fair value of $33,497,000 and a total unrealized loss of $92,000, have been in an unrealized loss position for less than twelve months as of September 30, 2019.  One hundred seven securities, all considered investment grade, which had an aggregate fair value of $96,577,000 and a total unrealized loss of $928,000, have been in an unrealized loss position for more than twelve months as of September 30, 2019.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that we will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of September 30, 2019.

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

Investment securities carried at $38,846,000 and $36,781,000 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.  LOANS

The composition of the Company’s loan portfolio, by loan class, as of September 30, 2019  and December 31, 2018 was as follows:

($ in thousands)	September 30, 2019	December 31, 2018

Commercial	$104,913	$125,177
Commercial Real Estate	433,698	420,106
Agriculture	118,516	123,626
Residential Mortgage	60,840	51,064
Residential Construction	20,214	20,124
Consumer	28,372	35,397

	766,553	775,494
Allowance for loan losses	(12,287)	(12,822)
Net deferred origination fees and costs	738	721

Loans, net	$755,004	$763,393

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

As of September 30, 2019, approximately 14% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses.  Approximately 57% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 15% in principal amount of the Company's loans were for agriculture, approximately 8% in principal amount of the Company’s loans were residential mortgage loans, approximately 2% in principal amount of the Company’s loans were residential construction loans and approximately 4% in principal amount of the Company’s loans were consumer loans.

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

At September 30, 2019 and December 31, 2018, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of September 30, 2019 and December 31, 2018, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
September 30, 2019
Commercial	$102,706	$1,842	$84	$—	$281	$104,913
Commercial Real Estate	432,948	—	406	—	344	433,698
Agriculture	118,516	—	—	—	—	118,516
Residential Mortgage	60,666	—	—	—	174	60,840
Residential Construction	20,214	—	—	—	—	20,214
Consumer	27,918	16	—	—	438	28,372
Total	$762,968	$1,858	$490	$—	$1,237	$766,553

December 31, 2018
Commercial	$123,765	$662	$—	$—	$750	$125,177
Commercial Real Estate	419,725	—	—	—	381	420,106
Agriculture	118,639	157	—	—	4,830	123,626
Residential Mortgage	50,964	—	—	—	100	51,064
Residential Construction	20,124	—	—	—	—	20,124
Consumer	35,054	114	38	—	191	35,397
Total	$768,271	$933	$38	$—	$6,252	$775,494

Non-accrual loans amounted to $1,237,000 at September 30, 2019 and were comprised of two commercial loans totaling $281,000, two commercial real estate loans totaling $344,000, one residential mortgage loan totaling $174,000, and five consumer loans totaling $438,000.  Non-accrual loans amounted to $6,252,000 at December 31, 2018 and were comprised of two commercial loans totaling $750,000, two commercial real estate loans totaling $381,000, five agriculture loans totaling $4,830,000, two residential mortgage loans totaling $100,000, and one consumer loan totaling $191,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There was a $1,000 commitment to lend additional funds to a borrower whose loan was on non-accrual status at September 30, 2019.  There was a $261,000 commitment to lend additional funds to a borrower whose loan was on non-accrual status at December 31, 2018.

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

Impaired loans, segregated by loan class, as of September 30, 2019 and December 31, 2018 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2019
Commercial	$2,619	$281	$1,568	$1,849	$30
Commercial Real Estate	747	344	252	596	20
Agriculture	—	—	—	—	—
Residential Mortgage	1,162	174	919	1,093	175
Residential Construction	732	—	700	700	53
Consumer	525	438	82	520	1
Total	$5,785	$1,237	$3,521	$4,758	$279

December 31, 2018
Commercial	$3,591	$300	$2,602	$2,902	$496
Commercial Real Estate	780	381	261	642	21
Agriculture	4,830	4,830	—	4,830	—
Residential Mortgage	1,669	100	1,451	1,551	287
Residential Construction	560	—	560	560	49
Consumer	403	191	198	389	2
Total	$11,833	$5,802	$5,072	$10,874	$855

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended September 30, 2019 and September 30, 2018 was as follows:

($ in thousands)	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,098	$28	$2,918	$43
Commercial Real Estate	600	4	1,923	4
Agriculture	—	—	—	—
Residential Mortgage	1,054	29	1,879	15
Residential Construction	705	9	606	2
Consumer	361	1	470	3
Total	$4,818	$71	$7,796	$67

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the nine months ended September 30, 2019 and September 30, 2018 was as follows:

($ in thousands)	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,318	$102	$3,007	$134
Commercial Real Estate	617	12	1,941	11
Agriculture	2,402	240	—	—
Residential Mortgage	1,253	63	1,905	45
Residential Construction	678	26	625	21
Consumer	374	23	451	9
Total	$7,642	$466	$7,929	$220

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

The Company had $3,624,000 and $4,813,000 in TDR loans as of September 30, 2019 and December 31, 2018, respectively.  Specific reserves for TDR loans totaled $279,000 and $405,000 as of September 30, 2019 and December 31, 2018, respectively.  TDR loans performing in compliance with modified terms totaled $3,521,000 and $4,622,000 as of September 30, 2019 and December 31, 2018, respectively.  There were no commitments to advance additional funds on existing TDR loans as of September 30, 2019 and December 31, 2018.

There were no loans modified as TDRs during the three months ended September 30, 2019.

Loans modified as TDRs during the three months ended September 30, 2018 were as follows:

($ in thousands)	Three Months Ended September 30, 2018
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$194	$194
Total	1	$194	$194

Loans modified as TDRs during the nine months ended September 30, 2019 were as follows:

($ in thousands)	Nine Months Ended September 30, 2019
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Residential Construction	2	$189	$189
Total	2	$189	$189

Loans modified as TDRs during the nine months ended September 30, 2018 were as follows:

($ in thousands)	Nine Months Ended September 30, 2018
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$194	$194
Total	1	$194	$194

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2019 and September 30, 2018.

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

The following table presents the risk ratings by loan class as of September 30, 2019 and December 31, 2018:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2019
Commercial	$103,672	$201	$1,040	$—	$—	$104,913
Commercial Real Estate	408,716	18,567	6,415	—	—	433,698
Agriculture	108,117	8,040	2,359	—	—	118,516
Residential Mortgage	60,219	—	621	—	—	60,840
Residential Construction	20,214	—	—	—	—	20,214
Consumer	27,312	500	560	—	—	28,372
Total	$728,250	$27,308	$10,995	$—	$—	$766,553

December 31, 2018
Commercial	$121,848	$66	$2,813	$450	$—	$125,177
Commercial Real Estate	395,436	14,272	10,398	—	—	420,106
Agriculture	104,809	11,750	7,067	—	—	123,626
Residential Mortgage	50,149	—	915	—	—	51,064
Residential Construction	19,372	752	—	—	—	20,124
Consumer	34,272	590	535	—	—	35,397
Total	$725,886	$27,430	$21,728	$450	$—	$775,494

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2019.

Three months ended September 30, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2019	$2,372	$6,429	$1,913	$436	$196	$263	$1,229	$12,838
Provision for loan losses	384	154	280	17	52	(6)	(881)	—

Charge-offs	(446)	—	(98)	—	—	(14)	—	(558)
Recoveries	2	—	—	—	—	5	—	7
Net (charge-offs) recoveries	(444)	—	(98)	—	—	(9)	—	(551)
Balance as of September 30, 2019	$2,312	$6,583	$2,095	$453	$248	$248	$348	$12,287

Nine months ended September 30, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Provision for loan losses	(375)	693	561	(262)	(91)	(12)	(514)	—

Charge-offs	(596)	—	(98)	—	—	(29)	—	(723)
Recoveries	85	—	—	72	21	10	—	188
Net (charge-offs) recoveries	(511)	—	(98)	72	21	(19)	—	(535)
Balance as of September 30, 2019	$2,312	$6,583	$2,095	$453	$248	$248	$348	$12,287

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2019.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$30	$20	$—	$175	$53	$1	$—	$279
Loans collectively evaluated for impairment	2,282	6,563	2,095	278	195	247	348	12,008
Ending Balance	$2,312	$6,583	$2,095	$453	$248	$248	$348	$12,287

The following table details activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2018.

Three months ended September 30, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2018	$2,764	$5,384	$1,535	$619	$361	$306	$838	$11,807
Provision for loan losses	2	287	153	1	(6)	(22)	110	525

Charge-offs	—	—	—	—	—	(8)	—	(8)
Recoveries	—	—	—	6	2	7	—	15
Net (charge-offs) recoveries	—	—	—	6	2	(1)	—	7
Balance as of September 30, 2018	$2,766	$5,671	$1,688	$626	$357	$283	$948	$12,339

Nine months ended September 30, 2018
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for loan losses	571	211	141	(28)	(7)	(90)	777	1,575

Charge-offs	(475)	—	—	—	—	(19)	—	(494)
Recoveries	45	—	—	26	4	50	—	125
Net (charge-offs) recoveries	(430)	—	—	26	4	31	—	(369)
Balance as of September 30, 2018	$2,766	$5,671	$1,688	$626	$357	$283	$948	$12,339

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

The Company’s investment in loans as of September 30, 2019, September 30, 2018, and December 31, 2018 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2019
Loans individually evaluated for impairment	$1,849	$596	$—	$1,093	$700	$520	$4,758
Loans collectively evaluated for impairment	103,064	433,102	118,516	59,747	19,514	27,852	761,795
Ending Balance	$104,913	$433,698	$118,516	$60,840	$20,214	$28,372	$766,553

September 30, 2018
Loans individually evaluated for impairment	$2,644	$1,900	$—	$1,566	$568	$418	$7,096
Loans collectively evaluated for impairment	126,737	412,411	123,753	46,075	22,471	35,601	767,048
Ending Balance	$129,381	$414,311	$123,753	$47,641	$23,039	$36,019	$774,144

December 31, 2018
Loans individually evaluated for impairment	$2,902	$642	$4,830	$1,551	$560	$389	$10,874
Loans collectively evaluated for impairment	122,275	419,464	118,796	49,513	19,564	35,008	764,620
Ending Balance	$125,177	$420,106	$123,626	$51,064	$20,124	$35,397	$775,494

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2019 for cash proceeds equal to the fair value of the loans.  The Company serviced real estate mortgage loans for others totaling $204,128,000 and $211,845,000 at September 30, 2019 and December 31, 2018, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018

Constant prepayment rate	12.73%	8.58%
Discount rate	10.01%	10.01%
Weighted average life (years)	5.31	6.79

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2019 and December 31, 2018.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2018	Additions	Reductions	September 30, 2019

Mortgage servicing rights	$1,579	$99	$(218)	$1,460
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,579	$99	$(218)	$1,460

At September 30, 2019 and December 31, 2018, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,509,000 and $2,091,000, respectively.

The Company received contractually specified servicing fees of $129,000 and $136,000 for the three months ended September 30, 2019 and September 30, 2018, respectively.  The Company received contractually specified servicing fees of $393,000 and $412,000 for the nine months ended September 30, 2019 and September 30, 2018, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

(in thousands)
September 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$32,173	$32,173	$—	$—
Securities of U.S. government agencies and corporations	59,449	—	59,449	—
Obligations of states and political subdivisions	26,285	—	26,285	—
Collateralized mortgage obligations	71,887	—	71,887	—
Mortgage-backed securities	135,516	—	135,516	—
Total investments at fair value	$325,310	$32,173	$293,137	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

(in thousands)
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$50,682	$50,682	$—	$—
Securities of U.S. government agencies and corporations	42,076	—	42,076	—
Obligations of states and political subdivisions	19,168	—	19,168	—
Collateralized mortgage obligations	63,799	—	63,799	—
Mortgage-backed securities	138,912	—	138,912	—
Total investments at fair value	$314,637	$50,682	$263,955	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

(in thousands)
September 30, 2019	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$103	$—	$—	$103
Other real estate owned	784	—	—	784
Total assets at fair value	$887	$—	$—	$887

(in thousands)
December 31, 2018	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$300	$—	$—	$300
Other real estate owned	1,092	—	—	1,092
Total assets at fair value	$1,392	$—	$—	$1,392

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2019 and December 31, 2018.

Key methods and assumptions used in measuring the fair value of impaired loans and other real estate owned as of September 30, 2019 and December 31, 2018 were as follows:

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

At September 30, 2019 and December 31, 2018, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2019 and December 31, 2018 were approximately as follows:

(in thousands)		September 30, 2019		December 31, 2018
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$136,093	$136,093	$116,032	$116,032
Certificates of deposit	2	14,945	15,247	7,595	7,573
Stock in Federal Home Loan Bank and other equity securities	3	6,574	6,574	6,019	6,019
Loans receivable:
Net loans	3	755,004	711,483	763,393	726,179
Loans held-for-sale	2	3,506	3,573	2,295	2,345
Interest receivable	2	4,490	4,490	4,158	4,158
Mortgage servicing rights	3	1,460	1,509	1,579	2,091
Financial liabilities:
Deposits	3	1,138,034	1,023,011	1,124,612	966,464
Interest payable	2	109	109	74	74

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2019	December 31, 2018

Undisbursed loan commitments	$192,502	$201,983
Standby letters of credit	1,269	2,974
Commitments to sell loans	4,571	570

	$198,342	$205,527

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2019 and December 31, 2018, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $1,269,000 and $2,974,000 at September 30, 2019 and December 31, 2018, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $840,000 and $800,000  at September 30, 2019 and December 31, 2018, respectively, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2019 and December 31, 2018, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

The following table presents the activity related to stock options for the three months ended September 30, 2019.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	405,137	$8.72
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	405,137	$8.72	$1,042,478	6.65
Exercisable (vested) at End of Period	224,595	$6.95	$945,508	5.21

The following table presents the activity related to stock options for the nine months ended September 30, 2019.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	329,160	$8.23
Granted	77,666	$10.86
Expired	—	$—
Cancelled / Forfeited	(1,689)	12.41
Exercised	—	—
Options outstanding at End of Period	405,137	$8.72	$1,042,478	6.65
Exercisable (vested) at End of Period	224,595	$6.95	$945,508	5.21

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2019 was $1.82 per share.

There were no options exercised during the nine months ended September 30, 2019.  The intrinsic value of options exercised was $81,000 during the nine months ended September 30, 2018.  The fair value of awards vested was $141,000 and $114,000 during the nine months ended September 30, 2019 and September 30, 2018, respectively.

As of September 30, 2019, there was $289,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.39 years.

There was $38,000 and $111,000 of recognized compensation cost related to stock options granted for the three and nine months ended September 30, 2019, respectively.

A summary of the weighted average assumptions used in valuing stock options during the three and nine months ended September 30, 2019 is presented below:

	Three Months Ended September 30, 2019*	Nine Months Ended September 30, 2019
Risk Free Interest Rate	—	2.47%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	11.86%

* There were no stock options granted during the three months ended September 30, 2019.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2019.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	124,762	$10.18
Granted	2,000	$11.31
Cancelled / Forfeited	—	$—
Exercised / Released / Vested	—	—
Non-vested restriced stock outstanding at End of Period	126,762	$10.20	$1,400,720	2.77

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2019.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	118,391	$8.94
Granted	44,262	$10.88
Cancelled / Forfeited	(1,969)	$11.10
Exercised / Released / Vested	(33,922)	6.64
Non-vested restricted stock outstanding at End of Period	126,762	$10.20	$1,400,720	2.77

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2019 was $10.88 per share.

As of September 30, 2019, there was $720,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.77 years.

There was $80,000 and $230,000 of recognized compensation cost related to restricted stock awards for the three and nine months ended September 30, 2019, respectively.

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

As of September 30, 2019, there was $6,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $6,000 and $19,000 of recognized compensation cost related to ESPP issuances for the three and nine months ended September 30, 2019, respectively.

The weighted average fair value at issuance date during the nine months ended September 30, 2019 was $2.57 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2019 is presented below.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Risk Free Interest Rate	2.67%	2.67%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	8.47%	8.47%

9. ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2019.

(in thousands)	Unrealized Gains (losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of June 30, 2019	$935	$(1,198)	$29	$(234)
Current period other comprehensive income	762	—	—	762
Balance as of September 30, 2019	$1,697	$(1,198)	$29	$528

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2019.

(in thousands)	Unrealized Gains (losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)
Current period other comprehensive income	5,564	—	—	5,564
Balance as of September 30, 2019	$1,697	$(1,198)	$29	$528

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2018.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of June 30, 2018	$(5,418)	$(1,403)	$3	$(6,818)
Current period other comprehensive loss	(569)	—	—	(569)
Balance as of September 30, 2018	$(5,987)	$(1,403)	$3	$(7,387)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2018.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)
Current period other comprehensive loss	(2,990)	—	—	(2,990)
Balance as of September 30, 2018	$(5,987)	$(1,403)	$3	$(7,387)

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income	$3,754	$3,467	$11,145	$9,203

Weighted average common shares outstanding	12,167,957	12,127,378	12,159,205	12,122,252
Basic EPS	$0.31	$0.29	$0.92	$0.76

Diluted earnings per share:
Net income	$3,754	$3,467	$11,145	$9,203

Weighted average common shares outstanding	12,167,957	12,127,378	12,159,205	12,122,252

Effect of dilutive shares	150,056	179,698	146,810	173,104

Adjusted weighted average common shares outstanding	12,318,013	12,307,076	12,306,015	12,295,356
Diluted EPS	$0.30	$0.28	$0.91	$0.75

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounting to 215,415 shares and 73,361 shares for the three months ended September 30, 2019 and 2018, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounting to 215,415 shares and 95,147 shares for the nine months ended September 30, 2019 and 2018, respectively.

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

The Bank leases nine branch and administrative locations.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Bank combines lease and nonlease components.  As of September 30, 2019, all of the Bank’s leases are operating leases.

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

As of September 30, 2019, the Company had right-of use assets and lease liabilities totaling $7,224,000 and $7,663,000, respectively.  For the nine months ended September 30, 2019, the Company recognized lease expense totaling $724,000, which includes expenses related to short-term leases totaling $86,000 and a reduction of $62,000 for the recognition of deferred gain on sale-leaseback.  Lease expense is included in Occupancy and equipment expense on the Condensed Consolidated Statements of Income.

The table below summarizes the maturity of remaining lease liabilities at September 30, 2019:

(in thousands)	September 30, 2019
2019	$219
2020	1,116
2021	1,118
2022	1,064
2023	1,005
After 2023	3,991
Total lease payments	8,513
Less: interest	(850)
Present value of lease liabilities	$7,663

The following table presents supplemental cash flow information related to leases for the three and nine months ended September 30, 2019:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$219	$653
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,410	$7,827

The following table presents the weighted average operating lease term and discount rate at September 30, 2019:

September 30, 2019
Weighted-average remaining lease term - operating leases, in years	8.19
Weighted-average discount rate - operating leases	2.53%

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

●	Regulatory and compliance controls, processes and requirements and their impact on our business

●	The costs and effects of legal or regulatory actions

●	Expectations regarding draws on performance letters of credit and liabilities that may result from recourse provisions in standby letters of credit

●	Our intent to sell or hold, and the likelihood that we would be required to sell, various investment securities

●	Our regulatory capital requirements, including the capital rules established after the financial crisis by the U.S. federal banking agencies

●	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

●	Credit quality and provision for credit losses and management of asset quality and credit risk, and expectations regarding collections

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

●	Maintenance of insurance coverages appropriate for our operations

●	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

●	Our expectations regarding the adoption of the expected loss model for determining the allowance for loan losses

●	Descriptions of assumptions underlying or relating to any of the foregoing

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

Significant results and developments during the third quarter and year-to-date 2019 included:

●
Net income of $11.1 million for the nine months ended September 30, 2019, up 21.1% from $9.2 million earned for the same period last year.  Net income of $3.8 million for the three months ended September 30, 2019, up 8.3% from $3.5 million for the same period last year.

●
Diluted income per share of $0.91 for the nine months ended September 30, 2019, up 21.3% from diluted income per share of $0.75 in the same period last year.  Diluted income per share of $0.30 for the three months ended September 30, 2019, up 7.1% from diluted income per share of $0.28 for the same period last year.

●
Net interest income of $35.2 million for the nine months ended September 30, 2019, up 7.6% from $32.7 million for the same period last year.  Net interest income of $11.7 million for the three months ended September 30, 2019, up 2.2% from $11.5 for the same period last year.

●
Net interest margin of 4.05% for the nine months ended September 30, 2019, up 6.0% from 3.82% for the same period last year.  Net interest margin of 3.93% for the three months ended September 30, 2019, up 0.8% from 3.90% for the same period last year.

●
No provision for loan losses for the nine months ended September 30, 2019, compared to $1.6 million provision for the same period last year.  No provision for loan losses for the three months ended September 30, 2019, compared to $0.5 million provision for the same period last year.

●	Total assets of $1.29 billion as of September 30, 2019, up 3.0% from $1.25 billion as of December 31, 2018.

●	Total net loans (including loans held-for-sale) of $758.5 million as of September 30, 2019, down 0.9% from $765.7 million as of December 31, 2018.

●	Total investment securities of $325.3 million as of September 30, 2019, up 3.4% from $314.6 million as of December 31, 2018.

●	Total deposits of $1.14 billion as of September 30, 2019, up 1.2% from $1.12 billion as of December 31, 2018.

SUMMARY FINANCIAL DATA

The Company recorded net income of $11,145,000 for the nine months ended September 30, 2019, representing an increase of $1,942,000 or 21.1% from net income of $9,203,000 for the same period in 2018.  The Company recorded net income of $3,754,000 for the three months ended September 30, 2019, representing an increase of $287,000 or 8.3% from net income of $3,467,000 for the same period in 2018.

The following tables present a summary of the results for the three and nine months ended September 30, 2019 and 2018, and a summary of financial condition at September 30, 2019 and December 31, 2018.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
(in thousands except for per share amounts)
For the Period:
Net Income	$3,754	$3,467	$11,145	$9,203
Basic Earnings Per Common Share	$0.31	$0.29	$0.92	$0.76
Diluted Earnings Per Common Share	$0.30	$0.28	$0.91	$0.75
Net Income to Average Assets (annualized)	1.20%	1.13%	1.20%	1.02%
Net Income to Average Equity (annualized)	11.76%	13.08%	12.26%	11.90%
Average Equity to Average Assets	10.18%	8.63%	9.83%	8.56%

	September 30, 2019	December 31, 2018

(in thousands except for ratios)
At Period End:
Total Assets	$1,287,263	$1,249,845
Total Investment Securities	325,310	314,637
Total Loans, Net (including loans held-for-sale)	$758,510	$765,688
Total Deposits	$1,138,034	$1,124,612
Loan-To-Deposit Ratio	66.7%	68.1%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$737,722	$9,642	5.19%	$745,624	$9,648	5.13%
Certificate of deposits	14,420	101	2.78%	5,339	39	2.90%
Interest bearing due from banks	101,375	599	2.34%	118,107	611	2.05%
Investment securities, taxable	307,581	1,660	2.14%	281,879	1,360	1.91%
Investment securities, non-taxable (2)	13,440	82	2.42%	8,467	32	1.50%
Other interest earning assets	6,574	114	6.88%	6,019	110	7.25%
Total average interest-earning assets	1,181,112	12,198	4.10%	1,165,435	11,800	4.02%
Non-interest-earning assets:
Cash and due from banks	29,398			26,153
Premises and equipment, net	6,272			6,043
Other real estate owned	784			—
Interest receivable and other assets	36,547			30,473
Total average assets	$1,254,113			$1,228,104

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	305,573	124	0.16%	311,861	132	0.17%
Savings and MMDA’s	334,228	264	0.31%	326,197	137	0.17%
Time, $250,000 or less	39,964	58	0.58%	49,034	53	0.43%
Time, over $250,000	17,113	41	0.95%	16,548	19	0.46%
Total average interest-bearing liabilities	696,878	487	0.28%	703,640	341	0.19%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	412,547			406,621
Interest payable and other liabilities	17,007			11,805
Total liabilities	1,126,432			1,122,066
Total average stockholders’ equity	127,681			106,038
Total average liabilities and stockholders’ equity	$1,254,113			$1,228,104
Net interest income and net interest margin (3)		$11,711	3.93%		$11,459	3.90%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $(70) and $64 for the three months ended September 30, 2019 and 2018, respectively.
(2) Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$737,304	$29,110	5.28%	$730,744	$27,600	5.05%
Certificate of deposits	11,744	252	2.87%	3,475	59	2.27%
Interest bearing due from banks	96,207	1,727	2.40%	113,106	1,535	1.81%
Investment securities, taxable	300,063	4,890	2.18%	280,792	3,982	1.90%
Investment securities, non-taxable (2)	11,916	202	2.27%	10,038	105	1.40%
Other interest earning assets	6,348	337	7.10%	5,838	313	7.17%
Total average interest-earning assets	1,163,582	36,518	4.20%	1,143,993	33,594	3.93%
Non-interest-earning assets:
Cash and due from banks	27,847			25,279
Premises and equipment, net	6,363			6,083
Other real estate owned	985			—
Interest receivable and other assets	34,857			30,097
Total average assets	$1,233,634			$1,205,452

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	306,534	361	0.16%	305,059	285	0.12%
Savings and MMDA’s	330,491	673	0.27%	331,144	397	0.16%
Time, $250,000 or less	41,379	170	0.55%	51,174	145	0.38%
Time, over $250,000	17,719	106	0.80%	17,271	58	0.45%
Total average interest-bearing liabilities	696,123	1,310	0.25%	704,648	885	0.17%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	401,269			386,305
Interest payable and other liabilities	15,016			11,359
Total liabilities	1,112,408			1,102,312
Total average stockholders’ equity	121,226			103,140
Total average liabilities and stockholders’ equity	$1,233,634			$1,205,452
Net interest income and net interest margin (3)		$35,208	4.05%		$32,709	3.82%

(1) Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $(13) and $109 for the nine months ended September 30, 2019 and 2018, respectively.
(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2019			Three months ended June 30, 2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$737,722	$9,642	5.19%	$730,215	$9,856	5.41%
Certificates of deposit	14,420	101	2.78%	11,757	85	2.90%
Interest bearing due from banks	101,375	599	2.34%	99,589	553	2.23%
Investment securities, taxable	307,581	1,660	2.14%	292,656	1,597	2.19%
Investment securities, non-taxable (2)	13,440	82	2.42%	11,656	70	2.41%
Other interest earning assets	6,574	114	6.88%	6,446	108	6.72%
Total average interest-earning assets	1,181,112	12,198	4.10%	1,152,319	12,269	4.27%
Non-interest-earning assets:
Cash and due from banks	29,398			27,271
Premises and equipment, net	6,272			6,262
Other real estate owned	784			1,081
Interest receivable and other assets	36,547			35,396
Total average assets	$1,254,113			$1,222,329

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	305,573	124	0.16%	304,217	111	0.15%
Savings and MMDA’s	334,228	264	0.31%	327,631	246	0.30%
Time, $250,000 and under	39,964	58	0.58%	42,163	56	0.53%
Time, over $250,000	17,113	41	0.95%	16,748	39	0.93%
Total average interest-bearing liabilities	696,878	487	0.28%	690,759	452	0.26%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	412,547			396,000
Interest payable and other liabilities	17,007			15,108
Total liabilities	1,126,432			1,101,867
Total average stockholders’ equity	127,681			120,462
Total average liabilities and stockholders’ equity	$1,254,113			$1,222,329
Net interest income and net interest margin (3)		$11,711	3.93%		$11,817	4.11%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $(70) and $67 for the three months ended September 30, 2019 and June 30, 2019, respectively.
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

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended September 30, 2019 over the three months ended September 30, 2018, the nine months ended September 30, 2019 over the nine months ended September 30, 2018, and the three months ended September 30, 2019 over the three months ended June 30, 2019.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019			Three Months Ended September 30, 2019
	Over			Over			Over
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018			Three Months Ended June 30, 2019
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$(141)	$135	$(6)	$231	$1,279	$1,510	$95	$(309)	$(214)
Certificates of Deposit	64	(2)	62	173	20	193	20	(4)	16
Due From Banks	(92)	80	(12)	(254)	446	192	13	33	46
Investment Securities - Taxable	130	170	300	285	623	908	79	(16)	63
Investment Securities - Non-taxable	24	26	50	22	75	97	11	1	12
Other Assets	10	(6)	4	27	(3)	24	3	3	6
	$(5)	$403	$398	$484	$2,440	$2,924	$221	$(292)	$(71)

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$(2)	$(6)	$(8)	$2	$74	$76	$1	$12	$13
Savings & MMDAs	4	123	127	(1)	277	276	7	11	18
Time Certificates	(28)	55	27	(83)	156	73	(6)	10	4

	$(26)	$172	$146	$(82)	$507	$425	$2	$33	$35

Increase (decrease) in Net Interest Income:	$21	$231	$252	$566	$1,933	$2,499	$219	$(325)	$(106)

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $20,061,000 or 17.3% increase in cash and cash equivalents, a $7,350,000 or 96.8% increase in certificates of deposit, a $10,673,000 or 3.4% increase in investment securities available-for-sale, a $8,389,000 or 1.1% decrease in net loans held-for-investment, a $1,211,000 or 52.8% increase in loans held-for-sale, a $555,000 or 9.2% increase in stock in Federal Home Loan Bank and other equity securities, a $260,000 or 3.9% decrease in premises and equipment, a $308,000 or 28.2% decrease in other real estate owned, and a $6,525,000 or 20.3% increase in interest receivable and other assets from December 31, 2018 to September 30, 2019.  The increase in cash and cash equivalents was primarily due to an increase in retained earnings and deposit balances, net of a decrease in net loans.  The increase in certificates of deposit and investment securities was due to allocating the cash flows from payments on and maturities of available-for-sale securities and loans, coupled with deposit inflows, towards additional purchases of certificates of deposit and investment securities.  The decrease in net loans held-for-investment was primarily due to principal paydowns and maturities of loans.  The increase in loans held-for-sale was due to an increase in refinancing activity as a result of the decrease in interest rates and the timing of funding and sale of the loans held-for-sale pipeline.  The increase in stock in Federal Home Loan Bank and other equity securities was due to the purchase of Federal Home Loan Bank stock.  The decrease in premises & equipment was primarily due the sale of land during the first quarter of 2019.  The decrease in other real estate owned was due to a writedown on an existing commercial real estate property.  The increase in interest receivable and other assets was primarily due to the recognition of right-of-use assets related to leases upon adoption of ASU 2016-02, Leases (Topic 842).

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $13,422,000 or 1.2% from December 31, 2018 to September 30, 2019.  The increase in deposits was primarily due to increases in demand and money market accounts, which was partially offset by a decrease in time deposits $250,000 or less.  The overall increase in total deposits was primarily attributable to new customers coupled with seasonal fluctuations.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee decreased the Federal Funds rate 50 basis points from a range of 2.25% - 2.50% to 1.75% - 2.00% during the nine months ended September 30, 2019.

Interest income on loans for the nine months ended September 30, 2019 was up 5.5% from the same period in 2018, increasing from $27,600,000 to $29,110,000, and was down 0.1% for the three months ended September 30, 2019 over the same period in 2018, decreasing from $9,648,000 to $9,642,000.  The increase in interest income on loans for the nine months ended September 30, 2019 as compared to the same period a year ago was primarily due to a 23 basis point increase in loan yields and an increase in average loans.  The decrease in interest income on loans for the three months ended September 30, 2019 as compared to the same period a year ago was primarily due to a decrease in average loans, which was partially offset by a 6 basis point increase in loan yields.  The increase in loan yields was primarily due to the origination of new loans and the repricing of existing loans at higher rates.

Interest income on certificates of deposit for the nine months ended September 30, 2019 was up 327.1% from the same period in 2018, increasing from $59,000 to $252,000, and was up 159.0% for the three months ended September 30, 2019 over the same period in 2018, increasing from $39,000 to $101,000.  The increase in interest income on certificates of deposit for the nine months ended September 30, 2019 as compared to the same period a year ago was due to an increase in average balances of certificates of deposit and a 60 basis point increase in yield on certificates of deposit.  The increase in interest income on certificates of deposit for the three months ended September 30, 2019 as compared to the same period a year ago was primarily due to an increase in average certificates of deposit, which was partially offset by a 12 basis point decrease in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2019 was up 12.5% from the same period in 2018, increasing from $1,535,000 to $1,727,000, and was down 2.0% for the three months ended September 30, 2019 over the same period in 2018, decreasing from $611,000 to $599,000.  The increase in interest income on interest-bearing due from banks for the nine months ended September 30, 2019 as compared to the same period a year ago was due to a 59 basis point increase in yield on interest-bearing due from banks, which was partially offset by a decrease in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended September 30, 2019 as compared to the same period a year ago was due to a 29 basis point increase in yield on interest-bearing due from banks, which was partially offset by a decrease in average balances of interest-bearing due from banks.

Interest income on investment securities available-for-sale for the nine months ended September 30, 2019 was up 24.6% from the same period in 2018, increasing from $4,087,000 to $5,092,000, and was up 25.1% for the three months ended September 30, 2019 over the same period in 2018, increasing from $1,392,000 to $1,742,000.  The increase in interest income on investment securities for the nine months ended September 30, 2019 as compared to the same period a year ago was due to a 30 basis point increase in investment yields and an increase in average investment securities.  The increase in interest income on investment securities for the three months ended September 30, 2019 as compared to the same period a year ago was due to a 25 basis point increase in investment yields and an increase in average investment securities.

Interest income on other earning assets for the nine months ended September 30, 2019 was up 7.7% from the same period in 2018, increasing from $313,000 to $337,000, and was up 3.6% for the three months ended September 30, 2019 over the same period in 2018, increasing from $110,000 to $114,000.  The increase in interest income on other assets for the nine months ended September 30, 2019 as compared to the same period a year ago was due to an increase in average balances of other earning assets, which was partially offset by a 7 basis point decrease in yield on other earning assets.  The increase in interest income on other earning assets for the three months ended September 30, 2019 as compared to the same period a year ago was due to an increase in average balances of other earning assets, which was partially offset by a 37 basis point decrease in yield on other earning assets.

The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2019 and September 30, 2018.

Interest Expense

Interest expense on deposits for the nine months ended September 30, 2019 was up 48.0% from the same period in 2018, increasing from $885,000 to $1,310,000, and was up 42.8% for the three months ended September 30, 2019 over the same period in 2018, increasing from $341,000 to $487,000.  The increase in interest expense during the nine months ended September 30, 2019 was primarily due to an 8 basis point increase in the Company’s average cost of funds, which was partially offset by a decrease in the average balance of interest-bearing liabilities.  The increase in interest expense during the three months ended September 30, 2019 was primarily due to a 9 basis point increase in the Company’s average cost of funds, which was partially offset by a decrease in the average balance of interest-bearing liabilities.  The decrease in average balance of interest-bearing liabilities was primarily due to increased competition for low cost funding coupled with seasonal fluctuations.

The Company had no FHLB advances and related interest expense during the three and nine months ended September 30, 2019 and September 30, 2018.

Provision for Loan Losses

There was no provision for loan losses for the nine months ended September 30, 2019 compared to a provision for loan losses of $1,575,000 for the same period in 2018.  There was no provision for loan losses for the three months ended September 30, 2019 compared to a provision for loan losses of $525,000 for the same period in 2018.  The allowance for loan losses was approximately $12,287,000 or 1.60% of total loans, at September 30, 2019, compared to $12,822,000, or 1.65% of total loans, at December 31, 2018.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three and nine months ended September 30, 2019 was primarily due to a lack of loan growth coupled with improvements in credit quality and decreased non-performing assets and associated specific reserves.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $40,000 and a reversal of unfunded lending commitment losses of $50,000 for the nine months ended September 30, 2019 and September 30, 2018, respectively.  The increase in provision for unfunded lending commitment losses during the nine months ended September 30, 2019 was primarily due to an increase in qualitative factors, which was partially offset by a reduction in undisbursed loan commitments.  There was no provision for unfunded lending commitment losses for the three months ended September 30, 2019 and a reversal of unfunded lending commitment losses of $50,000 for the three months ended September 30, 2018.  The reversal for unfunded commitment losses during the three months ended September 30, 2018 was primarily due to a reduction in undisbursed loan commitments.

The provision for unfunded lending commitment losses is included in other non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was down 0.3% for the nine months ended September 30, 2019 from the same period in 2018, decreasing from $5,335,000 to $5,319,000.

The decrease was primarily due to decreases in investment and brokerage services, loan servicing income and other income, which was partially offset by increases in gains on sales of loans held-for-sale, mortgage brokerage income and debit card income.  The decrease in investment and brokerage income was primarily due to a decrease in demand for those services.  The decrease in loan servicing income was primarily due to a decrease in serviced mortgage loans.  The decrease in other income was partially due to a decrease in trust income of $449,000 due to the sale of the Company’s Trust Department during the fourth quarter of 2018, partially offset by a gain on sale of land recorded in the first quarter of 2019.  The increase in gains on sales of loans held-for-sale and mortgage brokerage income was primarily due to  increased volume of loans held-for-sale.  The increase in debit card income was primarily due to an increase in transaction volume.

Non-interest income was up 0.2% for the three months ended September 30, 2019 from the same period in 2018, increasing from $1,786,000 to $1,789,000.

The increase was primarily due to increases in gains on sales of loans held-for-sale, mortgage brokerage income and debit card income, which was partially offset by decreases in loan servicing income and other income.  The increase in gains on sales of loans held-for-sale and mortgage brokerage income was primarily due to increased volume of loans held-for-sale.  The increase in debit card income was primarily due to an increase in transaction volume.  The decrease in loan servicing income was primarily due to a decrease in serviced mortgage loans.  The decrease in other income was partially due to a decrease in trust income of $138,000 due to the sale of the Company’s Trust Department during the fourth quarter of 2018.

Non-Interest Expenses

Total non-interest expenses were up 5.9% for the nine months ended September 30, 2019 from the same period in 2018, increasing from $23,728,000 to $25,138,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing and other real estate owned expense, which was partially offset by a decrease in stationery and supplies and other expenses.  The increase in salaries and employee benefits was primarily due to an increase in the number of full-time equivalent employees, which was partially due to staffing hired in advance for a new branch which opened in the fourth quarter of 2019.  The increase in occupancy and equipment expense was primarily due to rent expense and other expenses associated with the opening of an administrative office space in the third quarter of 2019.  The increase in data processing expense was primarily due to costs associated with enhanced IT infrastructure as a result of a decision to outsource core processing and network infrastructure to third parties.  The increase in other real estate owned expense was primarily due to a writedown on an existing commercial real estate property.  The decrease in other expenses was primarily due to a reversal of FDIC assessments expense due to the receipt of credits applied in the third quarter of 2019.

Total non-interest expenses were up 5.1% for the three months ended September 30, 2019 from the same period in 2018, increasing from $7,915,000 to $8,315,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment expense and data processing, which was partially offset by a decrease in other expenses.  The increase in salaries and employee benefits was primarily due to an increase in the number of full-time equivalent employees, which was partially due to staffing hired in advance for a new branch which opened in the fourth quarter of 2019.  The increase in occupancy and equipment expense was primarily due to rent expense and other expenses associated with the opening of an administrative office space in the third quarter of 2019.  The increase in data processing expense was primarily due to enhanced IT infrastructure costs as a result of a decision to outsource core processing and network infrastructure to third parties.  The decrease in other expenses was primarily due to a reversal of FDIC assessments expense due to the receipt of credits applied in the third quarter of 2019.

The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2019 and 2018.

	(in thousands)
	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Other non-interest expenses
(Reversal) Provision for unfunded loan commitments	$—	$(50)	$40	$(50)
FDIC assessments	(98)	100	72	310
Contributions	27	133	154	213
Legal fees	51	91	282	243
Accounting and audit fees	115	105	339	309
Consulting fees	133	123	398	335
Postage expense	30	69	104	155
Telephone expense	42	21	106	78
Public relations	95	72	225	191
Training expense	54	23	135	88
Loan origination expense	59	3	141	77
Computer software depreciation	18	32	72	101
Sundry losses	35	59	153	152
Loan collection expense	26	52	(19)	95
Minibank interchange fees	101	116	360	301
Other non-interest expense	351	398	1,000	1,221

Total other non-interest expenses	$1,039	$1,347	$3,562	$3,819

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by tax-exempt earnings affect the Company’s provision for income taxes.  Provision for income taxes increased 20.0% for the nine months ended September 30, 2019 from the same period in 2018, increasing from $3,538,000 to $4,244,000 due to an increase in pre-tax income.  Provision for income taxes increased 7.0% for the three months ended September 30, 2019 from the same period in 2018, increasing from $1,338,000 to $1,431,000 due to an increase in pre-tax income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2019	December 31, 2018

Undisbursed loan commitments	$192,502	$201,983
Standby letters of credit	1,269	2,974
Commitments to sell loans	4,571	570
	$198,342	$205,527

The reserve for unfunded lending commitments amounted to $840,000 and $800,000 as of September 30, 2019 and December 31, 2018, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2019 and December 31, 2018:

	At September 30, 2019			At December 31, 2018
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$281	$—	$281	$750	$300	$450
Commercial real estate	344	48	296	381	56	325
Agriculture	—	—	—	4,830	776	4,054
Residential mortgage	174	—	174	100	—	100
Residential construction	—	—	—	—	—	—
Consumer	438	—	438	191	—	191
Total non-accrual loans	$1,237	$48	$1,189	$6,252	$1,132	$5,120

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

Non-accrual loans amounted to $1,237,000 at September 30, 2019 and were comprised of two commercial loans totaling $281,000, two commercial real estate loans totaling $344,000, one residential mortgage loan totaling $174,000, and five consumer loans totaling $438,000.  Non-accrual loans amounted to $6,252,000 at December 31, 2018 and were comprised of two commercial loans totaling $750,000, two commercial real estate loans totaling $381,000, five agriculture loans totaling $4,830,000, two residential mortgage loans totaling $100,000, and one consumer loan totaling $191,000.  If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans totaled $1,237,000 and $6,252,000 as of September 30, 2019 and December 31, 2018, respectively.  The decrease in non-performing impaired loans from December 31, 2018 to September 30, 2019 was primarily due to the payoff of four agriculture loans in one lending relationship.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured as a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $3,521,000 and $4,622,000 at September 30, 2019 and December 31, 2018, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $4,239,000 or 68.2% to $1,973,000 during the first nine months of 2019.  Non-performing assets, net of guarantees, represented 0.2% of total assets at September 30, 2019.

	At September 30, 2019			At December 31, 2018
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$1,237	$48	$1,189	$6,252	$1,132	$5,120
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	1,237	48	1,189	6,252	1,132	5,120
Other real estate owned	784	—	784	1,092	—	1,092
Total non-performing assets	$2,021	$48	$1,973	$7,344	$1,132	$6,212

Non-performing loans (net of guarantees) to total loans			0.2%			0.7%
Non-performing assets (net of guarantees) to total assets			0.2%			0.5%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			1,033.4%			250.4%

The Company had no loans 90 days or more past due and still accruing at September 30, 2019 and December 31, 2018.

Excluding the non-performing loans cited previously, loans totaling $9,758,000 and $15,926,000 were classified as substandard or doubtful loans, representing potential problem loans at September 30, 2019 and December 31, 2018, respectively.  In management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at September 30, 2019 and December 31, 2018.  The ratio of the Allowance for Loan Losses to total loans at September 30, 2019 and December 31, 2018 was 1.60% and 1.65%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had one commercial real estate property classified as OREO totaling $784,000 and $1,092,000 as of September 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine months ended September 30, 2019 and 2018, and for the year ended December 31, 2018:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2019	2018	2018

Balance at beginning of period	$12,822	$11,133	$11,133
Provision for loan losses	—	1,575	2,100
Loans charged-off:
Commercial	(596)	(475)	(509)
Commercial Real Estate	—	—	(142)
Agriculture	(98)	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	(29)	(19)	(34)

Total charged-off	(723)	(494)	(685)

Recoveries:
Commercial	85	45	46
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	72	26	34
Residential Construction	21	4	131
Consumer	10	50	63

Total recoveries	188	125	274

Net charge-offs	(535)	(369)	(411)

Balance at end of period	$12,287	$12,339	$12,822

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.10%)	(0.07%)	(0.05%)
Allowance for loan losses
To total loans at the end of the period	1.60%	1.59%	1.65%
To non-performing loans, net of guarantees at the end of the period	1,033.4%	662.3%	250.4%

The allowance for loan losses to non-performing loans, net of guarantees was 1,033.4% and 662.3% as of September 30, 2019 and September 30, 2018, respectively, and 250.4% as of December 31, 2018.  The increase in the ratio of allowance for loan losses to non-performing loans, net of guarantees from December 31, 2018 to September 30, 2019 was primarily due to a decrease in non-performing loans due to the payoff of four non-performing agriculture loans comprising one lending relationship.

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2019, the Company had the following deposit mix: 29.9% in savings and MMDA deposits, 5.0% in time deposits, 27.5% in interest-bearing transaction deposits and 37.6% in non-interest-bearing transaction deposits.  At December 31, 2018, the Company had the following deposit mix: 29.6% in savings and MMDA deposits, 5.6% in time deposits, 27.8% in interest-bearing transaction deposits and 37.0% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.

Maturities of time certificates of deposits of over $250,000 outstanding at September 30, 2019 and December 31, 2018 are summarized as follows:

	(in thousands)
	September 30, 2019	December 31, 2018
Three months or less	$3,127	$3,848
Over three to twelve months	7,944	6,414
Over twelve months	6,026	5,741
Total	$17,097	$16,003

Liquidity and Capital Resources

In order to serve our market area, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios; in management’s opinion, the most common is the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 66.7% on September 30, 2019.  In addition, on September 30, 2019, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $29,268,000 in securities due within one year or less; and $68,886,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $67,000,000 at September 30, 2019.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at September 30, 2019 of $329,738,000; credit availability is subject to certain collateral requirements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the guidelines published by the Basel Committee on Banking Supervision (Basel Committee) known as the Basel III Global Regulatory Framework for Capital and Liquidity.  These rules adopted by the FRB and the other federal banking agencies (the U.S. Basel III Capital Rules) replaced the federal banking agencies' general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The Bank became subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. Fully phased in by January 1, 2019, the final rules provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under the new rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk based capital requirements (equal to 2.5% of total risk-weighted assets when fully phased in).

As of September 30, 2019, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2019.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$125,625	10.03%	5.0%
Common Equity Tier 1	$125,625	13.99%	6.5%
Tier 1 Risk-Based	$125,625	13.99%	8.0%
Total Risk-Based	$136,875	15.24%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2019, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2019.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2019, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2018 Form 10-K, which is incorporated by reference herein, and to the following:

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At September 30, 2019, approximately 81% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At September 30, 2019, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 77% and 4%, respectively, of the total loans in the Bank’s portfolio.  At September 30, 2019, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The Bank provides financing to, and receives deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial, and commercial industries.  The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, which has lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio.  Continued increases in fuel prices and energy costs and the continuation of the drought in California could adversely affect businesses in several of these industries.  Recent wildfires across California and in our market area have resulted in significant damage and destruction of property and equipment. The fire damage caused may result in adverse economic impacts to those affected markets and beyond and on our customers. Industry specific risks are beyond the Bank’s control and could adversely affect the Bank’s portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.  In addition, the major electric utility company in our region has adopted a policy of electrical power shut-offs, possibly for multiple days, in wide areas of Northern California during periods of high winds and high fire danger.  Recent shut-offs of power by this utility have adversely impacted the business of some of our customers and also have resulted in some of our branches being temporarily closed.  The long-term impact of these developments on the markets we serve cannot be predicted at this time.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At September 30, 2019, the majority of the Bank’s loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 6, 2019	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)