Form 10-K
period 2019-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2020-03-05
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____ _____
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019
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

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2019 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2019) was $129,413,065.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2020 was 12,342,160.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2020 Annual Meeting of Shareholders.

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

In this document, for example, we make forward-looking statements, which discuss our expectations about:

●
Our Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position and prospects, and the effect of competition on our business and strategies

●	Our assessment of significant factors and developments that have affected or may affect our results

●
Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), and other legislation and governmental measures introduced in response to the financial crisis which began in 2008 and the ensuing recession affecting the banking system, financial markets and the U.S. economy

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

●
Our regulatory capital requirements, including the capital rules established after the financial crisis by the U.S. federal banking agencies and our current intention not to elect to use the recently enacted community bank leverage framework

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

●
The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of changes in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans

●
Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding troubled debt restructurings (“TDRs”), delinquency rates and our underwriting standards

●	Our deposit base including renewal of time deposits

●	The impact on our net interest income and net interest margin from the current interest rate environment

●	Possible changes in the initiatives and policies of the federal bank regulatory agencies

●	Tax rates and the impact of changes in the U.S. tax laws, including the Tax Cuts and Jobs Act

●	Our pension and retirement plan costs

●	Our liquidity strategies and beliefs concerning the adequacy of our liquidity position

●	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

●	Expected rates of return, maturities, loss exposure, growth rates, yields and projected results

●
The possible impact of weather-related conditions, including drought, fire or flooding, seismic events, and related governmental responses, including related electrical power outages, on economic conditions, especially in the agricultural sector

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

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include but are not limited to those listed in this “Note Regarding Forward-Looking Statements,” Part I, Item 1A “Risk Factors,” Part II and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in our other reports to the SEC.

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

PART I

ITEM 1 - BUSINESS

General

First Northern Community Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters and principal administrative offices are located at 195 N. First Street, Dixon, CA 95620 and its telephone number is (707) 678-3041. The Company provides a full range of community banking services to individual and corporate customers throughout the California Counties of Solano, Yolo, Placer and Sacramento as well as portions of El Dorado and Contra Costa Counties through its wholly owned subsidiary bank, First Northern Bank of Dixon (“First Northern” or the “Bank”). The Company’s operating policy since inception has emphasized the banking needs of individuals and small- to medium-sized businesses. In addition, the Bank owns 100% of the capital stock of Yolano Realty Corporation, a subsidiary created for the purpose of managing selected other real estate owned properties.

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

The Bank has eleven full service branches located in the cities of Auburn, Davis, Dixon, Fairfield, Rancho Cordova, Roseville, Sacramento, Vacaville, West Sacramento, Winters and Woodland. The Bank has one satellite banking office inside a retirement community in the city of Davis and residential mortgage loan offices in Davis and Sonoma. The Bank engages financial advisors, through Raymond James Financial Services, Inc., who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in West Sacramento, Davis and Auburn. The Bank also has a commercial loan office in the Contra Costa County city of Walnut Creek that serves the East Bay Area's small- to medium-sized business lending needs. The Bank’s operations center is located in Dixon and provides back-office support including information services, central operations, and the central loan department.  In 2019, the Bank opened an additional administrative office in Sacramento.

The Bank is in the commercial banking business and generates most of its revenue by providing a wide range of products and services to small- and medium-sized businesses and individuals including accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans. It also issues cashier's checks, rents safe deposit boxes, and provides other customary banking services.

First Northern offers a broad range of alternative investment products, fiduciary and other financial services through Raymond James Financial Services, Inc.  First Northern also offers equipment leasing, credit cards, merchant card processing, payroll services, and limited international banking services through third parties.

The Bank’s principal source of revenue comes from interest income. Interest income is primarily derived from interest and fees on loans and leases, interest on investments, and due from banks interest bearing accounts. For the year ended December 31, 2019, these sources comprised approximately 80%, 14%, and 5%, respectively, of the Company’s interest income.

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

As of December 31, 2019, the Company had consolidated assets of approximately $1.29 billion, liabilities of approximately $1.16 billion and stockholder’s equity of approximately $132.9 million. The Company and its subsidiaries employed 214 full-time-equivalent employees as of December 31, 2019.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

In May 2018, the President signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes, and generally authorized the FRB to tailor regulation to better reflect the character of the different banking firms that the FRB supervises.  In August 2018, the FRB began implementing the EGRRCPA with several interim final rules which, among other things, revised the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to raise the consolidated assets threshold from $1 billion to $3 billion, allowing the Company to qualify under the policy statement.  This policy statement applies only to bank holding companies with pro forma consolidated assets of less than $3 billion that (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC.  This policy statement permits qualifying bank holding companies, such as the Company, to operate with higher levels of debt, facilitating the ability of community banks to issue debt and raise capital.  Qualifying bank holding companies, such as the Company, also are permitted to be examined by a Federal banking agency every 18 months (as opposed to every 12 months) and are eligible to use shorter call report forms.  Whether and to what extent the EGRRCPA or new legislation will result in additional regulatory initiatives and policies, or modifications of existing regulations and policies, which may impact our business, cannot be predicted at this time.

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

The FRB has significant supervisory, regulatory and enforcement authority over the Company and its affiliates.  The FRB requires the Company to maintain certain levels of capital.  See “Capital Standards” below for more information.  The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB.  See “Prompt Corrective Action and Other Enforcement Mechanisms” below for more information.  Such enforcement powers include the power to assess civil money penalties against any bank holding company violating any provision of the BHCA or any regulation or order of the FRB under the BHCA. Knowing violations of the BHCA or regulations or orders of the FRB can also result in criminal penalties for the company and any individuals participating in such conduct.  Under long-standing FRB policy and provisions of the Dodd-Frank Act, bank holding companies are required to act as a source of financial and managerial strength to their subsidiary banks, and to commit resources to support their subsidiary banks.  This support may be required at times when a bank holding company may not have the resources to provide such support, or may not be inclined to provide such support under the then-existing circumstances.

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

The banking industry is also subject to significantly increased regulatory controls and processes regarding the Bank Secrecy Act and anti-money laundering laws.  In recent years, a number of banks and bank holding companies announced the imposition of regulatory sanctions, including regulatory agreements and cease and desist orders and, in some cases, fines and penalties, by the bank regulators due to failures to comply with the Bank Secrecy Act and other anti-money laundering legislation.  In a number of these cases, the fines and penalties have been significant.  Failure to comply with these additional requirements may also adversely affect the Bank's ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions.

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

Privacy Restrictions

The Gramm-Leach-Bliley Act (“GLBA”), which became law in 1999, in addition to the previous described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also requires financial institutions in the U.S. to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties.  In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks’ policies and procedures and applicable law. These regulations also allow consumers to opt-out of the sharing of certain information between affiliates, and impose other requirements.

Certain state laws and regulations designed to protect the privacy and security of customer information also apply to us and our other subsidiaries., including laws requiring notification to affected individuals and regulators of data security breaches. For additional information, see “Information security breaches or other technological difficulties could adversely affect the Company” in Part I, Item 1A. “Risk Factors” in this report.

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
In June 2018, the State of California enacted The California Consumer Privacy Act of 2018 (“CCPA”).  This new law became effective on January 1, 2020, and provides consumers with expansive rights and controls over their personal information which is obtained by or shared with “covered businesses”, which includes the Bank and most other banking institutions subject to California law. The CCPA gives consumers the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information subject to certain exceptions, the right to opt out of the sale of the consumer’s personal information and the right not to be discriminated against because of choices regarding the consumer’s personal information. The CCPA provides for certain monetary penalties and for its enforcement by the California Attorney General or consumers whose rights under the law are not observed. It also provides for damages as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA. The impact of the CCPA on the business of the Bank is yet to be determined, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers.
Capital Standards

The FRB and the federal banking agencies have in place risk-based capital standards applicable to U.S. bank holding companies and banks.  In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the guidelines published by the Basel Committee on Banking Supervision ("Basel Committee") known as the Basel III Global Regulatory Framework for Capital and Liquidity.  The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.   These rules adopted by the FRB and the other federal banking agencies ("the U.S. Basel III Capital Rules") replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules, in accordance with certain transition provisions.

Banks, such as First Northern, became subject to the new rules on January 1, 2015.  The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  The final rules provide for increased minimum capital ratios as follows: (a) a common equity Tier1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  First Northern believes that it was in compliance with these requirements at December 31, 2019.

Pursuant to the EGRRCPA, the FRB adopted a final rule, effective August 31, 2018, amending the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to increase the consolidated assets threshold to qualify to utilize the provisions of the policy statement from $1 billion to $3 billion. Bank holding companies, such as the Company, are subject to capital adequacy requirements of the FRB; however, bank holding companies which are subject to the policy statement are not subject to compliance with the regulatory capital requirements until they hold $3 billion or more in consolidated total assets. As a consequence, as of December 31, 2018, the Company was not required to comply with the FRB’s regulatory capital requirements until such time that its consolidated total assets equal $3 billion or more or if the FRB determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to these regulatory capital requirements, it would have exceeded all regulatory requirements.

In November 2019, the bank regulatory agencies jointly adopted a final rule, that became effective January 1, 2020, that provides for a simple measure of capital adequacy for certain community banking organizations, consistent with the EGRRCPA.  Under the final rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets, such as the Company and the Bank, and that meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio framework. These qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of the Federal Deposit Insurance Act ("FDIA").  At the present time, the Company does not intend to elect to use the community bank leverage framework.

The following table presents the capital ratios for the Bank as of December 31, 2019 (calculated in accordance with the Basel III capital rules):

	The Bank
	2019		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$129,237	9.9%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	129,237	14.6%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	129,237	14.6%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	140,342	15.8%	8.0%	10.0%

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

In January 2014, the Basel Committee issued an updated version of its leverage ratio and disclosure guidance.  The Basel Committee guidance continues to set a minimum Basel III leverage ratio of 3%.  The Basel III leverage ratio was subject to further calibration until 2017, with final implementation expected in 2018.  The Basel Committee collected data during this observation period to assess whether a minimum leverage ratio of 3% is appropriate over a full credit cycle and for various types of business models and to assess the impact of using common equity tier 1 capital or total regulatory capital as the numerator.  The Basel Committee, in December 2017, adopted further revisions to the Basel III capital standards which refined the definition of the leverage ratio “exposure measures” (the Basel III term for non risk-weighted assets).  Beginning January 1, 2022, the updates to the leverage ratio will be implemented.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “under-capitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to increased restrictions on its operations.  Management believes that at December 31, 2019, the Company and the Bank exceeded the required ratios for classification as “well capitalized."  Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital.  An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must generally guarantee compliance with the plan.

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

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category.  The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures.  The FDIC also has the authority to impose special assessments at any time it estimates that DIF reserves could fall to a level that would adversely affect public confidence.  In October 2010, the FDIC adopted a comprehensive, long-range “restoration” plan for the DIF to better ensure the adequacy of the ratio of the fund’s reserves to insured deposits.  Deposit insurance assessments and assessment rates are subject to change by the FDIC and can be impacted by the overall economy and the stability of the banking industry as a whole.  There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.  The ultimate effect on our business of legislative, regulatory and economic developments on the DIF cannot be predicted with certainty.

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

On January 9, 2020, the FDIC and the Office of the Comptroller of the Currency published a notice of proposed rule-making intended to modernize and strengthen the CRA regulations to better achieve their underlying statutory purpose by clarifying which activities qualify for CRA credit, updating where activities count for CRA credit, creating a more transparent and objective method for measuring CRA performance, and providing for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. This rule, if enacted, is likely to have a significant impact on the CRA implementation framework; however, the final form of this rule and its impact on the financial services industry in general, and on the Bank in particular, cannot be predicted at this time.

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

The CFPB has also adopted a rule on simplified and improved mortgage loan disclosures, otherwise known as Know Before You Owe.  The rule provides that mortgage borrowers receive a loan estimate three business days after application and a closing disclosure three days before closing.  These forms replace disclosure forms previously provided to borrowers under other provisions of federal law.  The rule provides for limitations on application fees and increases in closing costs.

Any new regulatory requirements promulgated by the CFPB could have an adverse impact on our residential mortgage lending business as the industry adapts to the additional regulations.  Our business strategy, product offerings and profitability may change as the market adjusts to any additional regulations and as these requirements are interpreted by the regulators and courts.

California Governor Gavin Newsom’s proposed 2020-2021 state budget includes a new California Consumer Financial Protection Law which, if adopted, would reorganize the existing DBO as the Department of Financial Protection and Innovation. The new agency would be charged with protecting financial consumers from predatory business practices and would extend state supervision to important financial services providers not currently subject to state supervision. If this proposal becomes law in California, it could subject the California banking industry, including the Bank, to additional regulation and oversight by the new agency.

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

The Dodd-Frank Act

The Dodd-Frank Act, enacted in 2010, has resulted in sweeping changes to the U.S. financial system and financial institutions, including us.  Many of the law’s provisions have been implemented by rules and regulations of the federal banking agencies.  The law contains many provisions which have particular relevance to our business, including provisions that have resulted in adjustments to our FDIC deposit insurance premiums and that resulted in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits.  In May 2018, the President signed into law the EGRRCPA, which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes.  See “The Effect of Government Policy on Banking” above for additional information.

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

Overdraft and Interchange Fees

The FRB's Regulation E imposes restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the FRB to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the rule, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation.  This regulation has resulted in decreased revenues and increased compliance costs for the banking industry and the Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments.

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

Possible Future Legislation and Regulatory Initiatives

The economic and political environment of the past several years has led to a number of proposed legislative, governmental and regulatory initiatives, at both the federal and state levels, certain of which are described above, that may significantly impact our industry. These and other initiatives could significantly change the competitive and operating environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial condition or results of operations.

Competition

In the past, an independent bank’s principal competitors for deposits and loans have been other banks, savings and loan associations, and credit unions.  Many of these competitors are large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours, although these larger institutions may be required to hold more regulatory capital and as a result, achieve lower returns on equity.  For agricultural loans, the Bank also competes with constituent entities with the Federal Farm Credit System.  To a lesser extent, competition is also provided by thrift and loans, mortgage brokerage companies and insurance companies.  Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business.  Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems.  We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a presence in our market footprint and have grown rapidly in recent years.

Current federal law has made it easier for out-of-state banks to enter and compete in California.  Competition in our principal markets may further intensify as a result of the Dodd-Frank Act which, among other things, permits out-of-state de novo branching by national banks, state banks and foreign banks from other states.  While the impact of these changes cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

Competition in our industry is likely to further intensify as a result of continued consolidation of financial services companies, including consolidations of significance in our market area.  In order to compete with major financial institutions and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees.

For customers whose loan demand exceeds the Bank’s legal lending limit, the Bank may arrange for such loans on a participation basis with correspondent banks.  In the past, the seasonal swings, discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity”, have had some impact on the Bank’s liquidity.  The management of investment maturities, sale of loan participations, federal fund borrowings, qualification for funds under the Federal Reserve Bank’s seasonal credit program, and the ability to sell mortgages in the secondary market is intended to allow the Bank to satisfactorily manage its liquidity.

ITEM 1A – RISK FACTORS

In addition to factors mentioned elsewhere in this Report, the factors contained below, among others, could cause our financial condition and results of operations to be materially and adversely affected.  If this were to happen, the value of our common stock could decline, perhaps significantly, and you could lose all or part of your investment.

Economic Conditions in the U.S. are Likely to Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank

Following the financial crisis of 2008, adverse financial and economic developments impacted U.S. and global economies and financial markets and presented challenges for the banking and financial services industry and for us. These developments included a general recession both globally and in the U.S. accompanied by substantial volatility in the financial markets.

In response, various significant economic and monetary stimulus measures were implemented by the U.S. government.  The FRB also pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the FRB has more recently modified certain aspects of this policy by gradually increasing short-term interest rates and reducing its balance sheet.  The U.S. economy has experienced a period of significant expansion in recent years; however, this expansion is not likely to continue indefinitely and, at some point, economic conditions in the U.S. are likely to soften or become recessionary. We, and other financial services companies, are impacted to a significant degree by current economic conditions. The U.S. government continues to face significant fiscal and budgetary challenges which, if not resolved, could result in renewed adverse U.S. economic conditions. These challenges may be intensified over time if federal budget deficits were to increase and Congress and the Administration cannot effectively work to address them.
The overall level of the federal government's debt, the extensive political disagreements regarding the government's statutory debt limit and the continuing substantial federal budget deficits led to a downgrade from “AAA” to “AA+” of the long-term sovereign credit rating of United States debt by one credit rating agency, although other credit rating agencies did not take such action. This risk, and other risks associated with the divided control of the federal government, could be exacerbated over time.
If substantial federal budget deficits were to continue in the years ahead, further downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. It is also possible that the federal government’s fiscal and budgetary challenges could be intensified over time as a result of the federal tax legislation signed into law in December of 2017 if the reductions in tax rates along with greater government spending result in increased federal budget deficits.  The long-term impact of this situation cannot be predicted.
The Bank is Subject to Lending Risks of Loss and Repayment Associated with Commercial Banking Activities which could Adversely Affect the Bank's Financial Condition and Results of Operations

The Bank’s business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans, and commercial and multi-family real estate loans.  The principal factors affecting the Bank’s risk of loss in connection with commercial business loans include the borrower’s ability to manage its business affairs and cash flows, general economic conditions, and, with respect to agricultural loans, weather and climate conditions.  For a number of years in the past decade, California has experienced severe drought conditions.  There can be no assurance that the drought will not return with consequent difficulties for the California economy and the Bank's commercial loan customers, particularly in the agricultural sector.  Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $12.4 million, or 1.58% of total loans, at December 31, 2019, compared to $12.8 million, or 1.65% of total loans, at December 31, 2018, and 1,311.7% of total non-performing loans net of guaranteed portions at December 31, 2019, compared to 250.4% of total non-performing loans, net of guaranteed portions at December 31, 2018.  Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank’s loan portfolio deteriorates.  In addition, an allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DBO, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Loan Loss Experience” below.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

At December 31, 2019, approximately 82% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and resulting adverse impact on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2019, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 79% and 3%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2019, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future.  Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.  For additional information, see “Business – Certain CFPB Rules” in Item 1 of this Report on Form 10-K.

See “Economic Conditions in the U.S. are Likely to Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank” above, and “Adverse California Economic Conditions Could Adversely Affect the Bank’s Business” below.

Adverse Economic Factors Affecting Certain Industries the Bank Serves Could Adversely Affect Our Business

The Bank is subject to certain industry specific economic factors.  For example, a portion of the Bank’s total loan portfolio is related to residential and commercial real estate, especially in California.  Increases in residential mortgage loan interest rates could have an adverse effect on the Bank’s operations by depressing new mortgage loan originations, which in turn could negatively impact the Bank’s title and escrow deposit levels.  Additionally, a downturn in the residential real estate and housing industries in California could have an adverse effect on the Bank’s operations and the quality of its real estate and construction loan portfolio.  Although the Bank does not engage in subprime or negative amortization lending, we are not immune to volatility in the real estate market. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates.  These factors could adversely impact the quality of the Bank’s residential construction, residential mortgage and construction related commercial portfolios in various ways, including by decreasing the value of the collateral for our loans.  These factors could also negatively affect the economy in general and thereby the Bank’s overall loan portfolio.

The Bank provides financing to, and receives deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial, and commercial industries.  Following the financial crisis of 2008, the home building industry in California was especially adversely impacted by the deterioration in residential real estate markets, which lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio.  Continued increases in fuel prices and energy costs and the return of the drought in California could adversely affect businesses in several of these industries.  Industry specific risks are beyond the Bank’s control and could adversely affect the Bank’s portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.  Recent wildfires across California and in our market area have resulted in significant damage and destruction of property and equipment. The fire damage caused has resulted in adverse economic impacts to those affected markets and beyond and on the Bank's customers.  In addition, the major electric utility company in our region has adopted programs of electrical power shut-offs, often for multiple days, in wide areas of Northern California during periods of high winds and high fire danger.  Recent shut-offs of power by this utility have adversely impacted the business of some of our customers and also have resulted in some of our branches being temporarily closed.  It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.  The long-term impact of these developments on the markets we serve cannot be predicted at this time.

The Effects of Changes or Increases in, or Supervisory Enforcement of, Banking or Other Laws and Regulations or Governmental Fiscal or Monetary Policies Could Adversely Affect Us

We are subject to significant federal and state banking regulation and supervision, which is primarily for the benefit and protection of our customers and the Deposit Insurance Fund and not for the benefit of investors in our securities.  In the past, our business has been materially affected by these regulations. This will continue and likely intensify in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us may change at any time. Regulatory authorities may also change their interpretation of and intensify their examination of compliance with these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance, which could result in the imposition of significant civil money penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may divert management attention from our business operations.

Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, include reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process.

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

In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel III Global Regulatory Framework for Capital and Liquidity.  For additional information, see “Business-Capital Standards” in Item 1 of this Form 10-K.
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

Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the FRB, a bank holding company is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB can be expected to have a material effect on our business, prospects, results of operations and financial condition.

Refer to “Business – Supervision and Regulation of Bank Holding Companies" and "Business – Supervision and Regulation of the Bank” in Item 1 of this Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

Adverse California Economic Conditions Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2019, the majority of the Bank’s loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry.

At times, in past years, economic conditions in California, and especially the regional markets we serve, have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties.  While California home prices and the California economy in general have experienced a recovery in recent years, there can be no assurance that the recovery will continue.  Recent growth in home prices in some California markets may be unsustainable relative to market fundamentals, and home price declines may occur.
In addition, although the State of California has historically experienced budget shortfalls or deficits, more recently, California’s budgetary situation has improved considerably (with a budget surplus being forecast for the coming year by the nonpartisan legislative analyst.  However, there can be no assurance that the state’s fiscal and budgetary challenges will not recur.
Also, municipalities and other governmental units within California have experienced budgetary difficulties, and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the State of California’s governmental obligations, as well as those of California municipalities and other governmental units.

If the budgetary and fiscal difficulties of the California state government and California municipalities and other governmental units were to recur or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

For a number of years in the past decade, California has experienced severe drought, wildfires or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.

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

Our Ability to Pay Dividends is Subject to Legal Restrictions

As a bank holding company, our cash flow typically comes from dividends of the Bank.  Various statutory and regulatory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.  The ability of the Company to pay cash dividends in the future also depends on the Company’s profitability, growth, and capital needs.  In addition, California law restricts the ability of the Company to pay dividends.  For a number of years, the Company has paid stock dividends, but not cash dividends, to its shareholders.  No assurance can be given that the Company will pay any dividends in the future or, if paid, such dividends will not be discontinued.  See “Business - Restrictions on Dividends and Other Distributions” above.

Competition Adversely Affects our Profitability

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry.  By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank.  Competition is likely to further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our market area resulting from various economic and market conditions.  In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations, credit unions and member institutions of the Farm Credit System, which offer many services that traditionally were offered only by banks.  Using the financial holding company structure, insurance companies, and securities firms may compete more directly with banks and bank holding companies.  In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market.  Current federal law has also made it easier for out-of-state banks to enter and compete in the states in which we operate. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act which, among other things, permits out-of-state de novo branching by national banks, state banks and foreign banks from other states. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years.  Also, technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks.  For example, consumers can pay bills and transfer funds over the internet and by telephone without banks.  Non-bank financial service providers may have lower overhead costs and are subject to fewer regulatory constraints.  If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.  During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans.  Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans.  No assurance can be given that the Bank will be able to compete with these lenders.  See “Business - Competition” above.

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

Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

As discussed above in Part I under the caption “Business – Premiums for Deposit Insurance,” the FDIC adopted a comprehensive, long-range “restoration” plan for the Deposit Insurance Fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35% by 2020, as required by the Dodd-Frank Act.  The FDIC could further increase deposit premiums or impose special assessments in the future.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

Negative Public Opinion Could Damage Our Reputation and Adversely Affect Our Earnings

Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business.  Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, management of actual or potential conflicts of interest and ethical issues, lending practices, governmental enforcement actions, corporate governance deficiencies, use  of social media, cyber-security breaches and our protection of confidential client information, or from actions taken by regulators or community organizations in response to such actions.  Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to claims and litigation and regulatory action and increased liquidity risk.

We May Not Be Able to Hire or Retain Additional Qualified Personnel and Recruiting and Compensation Costs May Increase as a Result of Turnover, Both of Which May Increase Costs and Reduce Profitability and May Adversely Impact Our Ability to Implement Our Business Strategy

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment and retention of qualified employees.  Executive compensation in the financial services sector has been controversial and the subject of regulation.  The FDIC has proposed rules which would increase deposit premiums for institutions with compensation practices deemed to increase risk to the institution. Over time, this guidance and the proposed rules, upon their adoption, could have the effect of making it more difficult for banks to attract and retain skilled personnel.

We May Be Adversely Affected by Unpredictable Catastrophic Events or Terrorist Attacks and Our Business Continuity and Disaster Recovery Plans May Not Adequately Protect Us from Serious Disaster

The occurrence of catastrophic events such as wildfires (including programs of public utility public safety power outages when weather conditions and fire danger warrant), earthquakes, flooding or other large-scale catastrophes and terrorist attacks could adversely affect our business, financial condition or results of operations if a catastrophe rendered both our production data center in Sacramento and our recovery data center in Las Vegas unusable. Although we enhanced our disaster recovery capabilities in 2017 through the completion of the new, out of region backup center in Las Vegas, there can be no assurance that our current disaster recovery plans and capabilities will protect us from serious disaster.

Changes in Accounting Standards Could Materially Impact Our Financial Statements

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, called GAAP.  The financial information contained within our consolidated financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical loss factors that we use.  Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets.  We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices.  From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be difficult to predict and operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  On October 16, 2019, the FASB voted to delay the adoption of ASU 2016-13 until January 1, 2023 for small reporting companies with less than $250 million in public float as defined in the SEC's rules.  The Company qualifies for this delay in adoption.  ASU 2016-13 will substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The adoption of ASU 2016-13 could result in an increase in our allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

There is a Limited Public Market for the Company’s Common Stock Which May Make It Difficult for Shareholders to Dispose of Their Shares

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol “FNRN.”  The Company is aware that D.A Davidson, Raymond James, Wedbush Morgan Securities, and Monroe Securities all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock.  However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

Advances and Changes in Technology, and the Company’s Ability to Adapt Its Technology, May Strain Our Available Resources and Could Adversely Impact Our Ability to Compete and the Company’s Business and Operations

Advances and changes in technology can significantly impact the business and operations of the Company. The financial services industry is undergoing rapid technological change which regularly involves the introduction of new products and services based on new or enhanced technologies. Examples include cloud computing, artificial intelligence and machine learning, biometric authentication and data protection enhancements, as well as increased online and mobile device interaction with customers and increased demand for providing computer access to Bank accounts and the systems to perform banking transactions electronically.  The Company’s merchant processing services require the use of advanced computer hardware and software technology and rapidly changing customer and regulatory requirements.  The Company’s ability to compete effectively depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements. Our continued success and the maintenance of our competitive position depends, in part, upon our ability to meet the needs of our customers through the application of new technologies. If we fail to maintain or enhance our competitive position with regard to technology, whether because we fail to anticipate customer needs and expectations or because our technological initiatives fail to perform as desired or are not timely implemented, we may lose market share or incur additional expense.  Our ability to execute our core operations and to implement technology and other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively.

In addition, the Company’s business and operations are susceptible to negative impacts from computer system failures, communication and power disruption, and unethical individuals with the technological ability to cause disruptions or failures of the Company’s data processing systems.

Information Security Breaches or Other Technological Difficulties Could Adversely Affect the Company

Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information in our computer systems, networks and business applications. Although we take protective measures, our computer systems, as well as the systems of our third-party providers, may be vulnerable to breaches or attacks, unauthorized access, misuse, computer viruses or other malicious code, operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems, and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our or our customers’ operations, interception, misuse or mishandling of personal or confidential information, or processing of unauthorized transactions or loss of funds. These events could result in litigation, regulatory enforcement actions, and financial losses that are either not insured against or not fully covered by our insurance, or result in regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. We maintain cyber insurance, but this insurance may not cover all costs associated with cyber incidents or the consequences of personal or confidential information being compromised.  These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cybersecurity risks.

We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our increasing dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure. Failures in our internal control or operational systems, security breaches or service interruptions could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.

We may also be subject to disruptions of our operating systems arising from other events that are wholly or partially beyond our control, such as outages related to electrical, internet or telecommunications, natural disasters (such as major seismic events), or unexpected difficulties with the implementation of our technology enhancement and replacement projects, which may give rise to disruption of service to customers and to financial loss or liability. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

In recent years, it has been reported that several of the larger U.S. banking institutions have been the target of various denial-of-service or other cyberattacks (including attempts to inject malicious code and viruses into computer systems) that have, for limited periods, resulted in the disruption of various operations of the targeted banks. These cyber-attacks originate from a variety of sophisticated sources who may be involved with organized crime, linked to terrorist organizations or hostile countries and have extensive resources to disrupt the operations of the Bank or the financial system more generally. The potential for denial-of-service and other attacks requires substantial resources to defend and may affect customer satisfaction and behavior. To date we have not experienced any material losses relating to cyberattacks or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. A successful cyber-attack could result in a material disruption of the Bank’s operations, exposure of confidential information and financial loss to the Bank, its clients, customers and counterparties and could lead to significant exposure to litigation and regulatory fines, penalties and other sanctions as well as reputational damage. While we have a variety of cyber-security measures in place, the consequences to our business, if we were to become a target of such attacks, cannot be predicted with any certainty.

In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and though mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation and could lead to a material loss.

We, and other banking institutions, are also at risk of increased losses from fraudulent conduct of criminals using increasingly sophisticated techniques which, in some cases, are part of larger criminal organizations which allow them to be more effective. This criminal activity is taking many forms, including information theft, debit/credit card fraud, check fraud, mechanical devices affixed to ATM’s, social engineering, phishing attacks to obtain personal information, or impersonation of customers through falsified or stolen credentials, business email compromise, and other criminal endeavors. We, and other banking institutions are also at risk of fraudulent or criminal activities by employees, contractors, vendors and others with whom we do business. There is also the risk of errors by our employees and others responsible for the systems and controls on which we depend and any resulting failures of these systems and controls could significantly harm the Company, including customer remediation costs, regulatory fines and penalties, litigation or enforcement actions, or limitations on our business activities.

Under the applicable Federal regulatory guidance, financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes that enable recovery of data and business operations and that address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial sanctions.
The Federal bank regulators have also issued a cybersecurity assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cybersecurity risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution’s level of cybersecurity risk. The second part of the assessment tool is cybersecurity maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators plan to utilize the assessment tool as part of their examination process when evaluating financial institutions’ cybersecurity preparedness in information technology and safety and soundness examinations and inspections.  Failure to effectively utilize this tool would result in regulatory criticism. Significant resources are required to adequately implement the tool and address any assessment concerns regarding preparedness.  Management has conducted cyber-security assessments using this tool and expects to perform additional periodic assessments to facilitate the identification and remediation of any concerns regarding our cyber-security preparedness.

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

In the Future, the Company May Be Required to Recognize Impairment With Respect to Investment Securities, Which May Adversely Affect our Results of Operations

The Company’s securities portfolio currently includes securities with unrecognized losses.  The Company may continue to observe declines in the fair market value of these securities.  Management evaluates the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize impairment charges with respect to these and other holdings, which could adversely affect our results of operations.

The Changes in the U.S. Tax Laws, the Majority of Which Were Effective January 1, 2018, Will Impact Our Business and Results of Operations in a Variety of Ways, Some of Which Are Positive, and Others Which May Be Negative

The Tax Cuts and Jobs Act (“TCJA”), signed into law on December 22, 2017, enacted sweeping changes to the U.S. federal tax laws generally effective January 1, 2018.  These changes can be expected to impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative.  The TCJA reduced the corporate tax rate to 21% from 35%, which resulted in a net reduction in our annual income tax expense and which should also benefit many of our corporate and other small business borrowers.  However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments, may be constrained by the lower tax rate.

We are continuing to monitor the full impact of these changes in the tax law on our tax positions, which may not be fully known until interpretive guidance is issued by the IRS.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through 17 offices in six counties in Northern California operating out of three offices in Solano County, six in Yolo County, four in Sacramento County, two in Placer County, one in Sonoma County and one in Contra Costa County.  In addition, the Company owns three vacant lots, two in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol “FNRN.”  The Company is aware that D.A. Davidson, Raymond James, Wedbush Morgan Securities, and Monroe Securities, all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock, and the data set forth below may not reflect all such transactions.

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by D.A. Davidson.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2019	$10.95	$10.52
3rd Quarter 2019	$10.95	$10.49
2nd Quarter 2019	$11.33	$10.53
1st Quarter 2019	$10.96	$9.80

4th Quarter 2018	$12.43	$9.80
3rd Quarter 2018	$12.51	$12.38
2nd Quarter 2018	$12.46	$11.92
1st Quarter 2018	$12.33	$11.82

*  Price adjusted for stock dividends in the indicated periods for the 5% stock dividends payable March 25, 2020 and March 29, 2019, as described below.

As of March 1, 2020, there were approximately 1,366 holders of record of the Company’s common stock, no par value.

In the prior two fiscal years and to date, the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 28, 2018	4%	March 29, 2018
February 28, 2019	5%	March 29, 2019
February 28, 2020	5%	March 25, 2020

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.  The Company made no repurchases of common stock in the 12 months ended December 31, 2019.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2016 and 2015 have been derived from the Company’s historical consolidated financial statements not included in this Report.  The financial information for 2019, 2018, and 2017 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2019	2018	2017	2016	2015

Interest and Dividend Income	$48,993	$45,617	$40,017	$35,967	$31,440
Interest Expense	(1,859)	(1,268)	(1,079)	(1,157)	(1,154)
Net Interest Income	47,134	44,349	38,938	34,810	30,286
Provision for Loan Losses	—	(2,100)	(600)	(1,800)	(650)
Net Interest Income after Provision for Loan Losses	47,134	42,249	38,338	33,010	29,636
Non-Interest Income	7,197	7,209	8,128	7,278	7,596
Non-Interest Expense	(33,940)	(32,163)	(29,400)	(27,352)	(26,571)
Income before Taxes	20,391	17,295	17,066	12,936	10,661
Provision for Taxes	(5,670)	(4,744)	(8,318)	(4,885)	(3,740)
Net Income	$14,721	$12,551	$8,748	$8,051	$6,921

Preferred Stock Dividend and Accretion	—	—	—	—	(105)

Net Income available to common shareholders	$14,721	$12,551	$8,748	$8,051	$6,816

Basic Income Per Share	$1.15	$0.99	$0.69	$0.64	$0.55

Diluted Income Per Share	$1.14	$0.97	$0.68	$0.63	$0.54

Total Assets	$1,292,591	$1,249,845	$1,217,658	$1,166,763	$1,044,625

Total Investments	$342,897	$314,637	$280,741	$277,079	$183,351

Total Loans, including Loans Held-for-Sale, net	$773,003	$765,688	$740,152	$673,096	$606,204

Total Deposits	$1,138,632	$1,124,612	$1,104,740	$1,063,696	$948,114

Total Equity	$132,915	$112,461	$100,044	$92,298	$85,849

Weighted Average Shares of Common Stock outstanding used for Basic Income Per Share Computation (1)	12,772,528	12,732,726	12,698,948	12,674,693	12,642,817

Weighted Average Shares of Common Stock outstanding used for Diluted Income Per Share Computation (1)	12,929,650	12,909,015	12,860,159	12,755,975	12,712,481

Return on Average Total Assets	1.18%	1.03%	0.74%	0.74%	0.69%

Net Income/Average Equity	11.88%	12.00%	8.88%	8.87%	7.41%

Net Income/Average Deposits	1.33%	1.14%	0.82%	0.81%	0.76%

Average Loans/Average Deposits	66.78%	67.03%	63.40%	63.57%	62.18%

Average Equity to Average Total Assets	9.91%	8.58%	8.36%	8.31%	9.25%

(1)  All years have been restated to give retroactive effect for stock dividends issued and stock splits.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

This overview highlights selected information in this Annual Report on Form 10-K and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire Annual Report on Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2018 and 2017 for the Company and its subsidiary, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019.

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

Financial highlights for 2019 include:

The Company reported net income of $14.7 million for 2019, a 17.3% increase compared to net income of $12.6 million for 2018. Net income per common share for 2019 was $1.15, an increase of 16.2% compared to net income per common share of $0.99 for 2018.  Net income per common share on a fully diluted basis was $1.14 for 2019, an increase of 17.5% compared to net income per common share on a fully diluted basis of $0.97 for 2018.

Net interest income totaled $47.1 million for 2019, an increase of 6.3% from $44.3 million in 2018, primarily due to increased average loan volumes and rates, increased investment securities volumes and rates, increased rates on interest bearing due from banks, increased average certificates of deposit volumes and rates, which was partially offset by decreased average due from banks volume and increased average interest-bearing transaction, savings and money market account volumes and rates.

There was no provision for loan losses in 2019 compared to provision for loan loss of $2.1 million in 2018.  Net charge-offs were $466 thousand in 2019 compared to $411 thousand in 2018.  The decrease in the provision for loan losses was primarily due to limited loan growth coupled with improvements in credit quality and decreased non-performing assets and associated specific reserves.

Non-interest income totaled $7.2 million for each of the periods ended in 2019 and 2018.  Gain on sale of loans held-for sale and mortgage brokerage income increased in 2019 compared to 2018, which was partially offset by a decrease in other non-interest income.

Non-interest expenses totaled $33.9 million for 2019, up 5.5% from $32.2 million in 2018.  The increase was primarily due to increases in salaries and employee benefits due to increased staffing levels, occupancy and equipment expense due to the opening of an administrative office space and a branch in the second half of 2019, data processing expenses as a result of enhanced IT infrastructure and outsourcing of core processing and other real estate owned expense primarily due to a write-down on other real estate owned.  The increase in non-interest expenses was partially offset by a reversal of FDIC assessments expense due to the receipt of credits applied in the second half of 2019.

The Company reported total assets of $1.29 billion as of December 31, 2019, up 3.4% from $1.25 billion as of December 31, 2018.

Investments increased to $342.9 million as of December 31, 2019, a 9.0% increase from $314.6 million as of December 31, 2018.  U.S. Treasury securities totaled $43.3 million as of December 31,  2019, down 14.7% from $50.7 million as of December 31, 2018; securities of U.S. government agencies and corporations totaled $53.9 million, up 28.1% from $42.1 million as of December 31, 2018; obligations of state and political subdivisions totaled $27.0 million, up 41.0% from $19.2 million as of December 31, 2018; collateralized mortgage obligations totaled $79.4 million, up 24.5% from $63.8 million as of December 31, 2018; and mortgage-backed securities totaled $139.3 million, up 0.3% from $138.9 million as of December 31, 2018.

Loans (including loans held-for-sale), net of allowance, increased to $773.0 million as of December 31, 2019, a 1.0% increase from $765.7 million as of December 31, 2018.  Commercial loans totaled $106.1 million as of December 31, 2019, down 15.2% from $125.2 million as of December 31, 2018; commercial real estate loans were $451.8 million, up 7.5% from $420.1 million as of December 31, 2018; agriculture loans were $115.8 million, down 6.4% from $123.6 million as of December 31, 2018; residential mortgage loans were $64.9 million, up 27.2% from $51.1 million as of December 31, 2018; residential construction loans were $15.2 million, down 24.4% from $20.1 million as of December 31, 2018; and consumer loans totaled $26.8 million, down 24.2% from $35.4 million as of December 31, 2018.

Deposits increased to $1.14 billion as of December 31, 2019, a 1.3% increase from $1.12 billion as of December 31, 2018.

Stockholders' equity increased to $132.9 million as of December 31, 2019, an 18.2% increase from $112.5 million as of December 31, 2018.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the allowance for loan losses, other real estate owned, investments, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Loan Losses

The Company believes the allowance for loan losses accounting policy is critical because the loan portfolio represents the largest asset on the consolidated balance sheet, and there is significant judgment used in determining the adequacy of the allowance for loan losses.  The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is based on the Company’s periodic evaluation of the factors mentioned below, as well as other pertinent factors.  The allowance for loan losses consists of an allocated component and a general component.  The components of the allowance for loan losses represent an estimate.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification.  These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loan loss element is determined using analysis that examines loss experience.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  For a loan that has been restructured in a troubled debt restructuring, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.  An impaired loan is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent.  If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by a charge to the allowance for loan losses.

Other-than-temporary Impairment in Debt Securities

Debt securities with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate debt securities, from rising interest rates.  At each consolidated financial statement date, management assesses each debt security in an unrealized loss position to determine if impaired debt securities are temporarily impaired or if the impairment is other than temporary. This assessment includes consideration regarding the duration and severity of impairment, the credit quality of the issuer and a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.  Other-than-temporary impairment is recognized in earnings if one of the following conditions exists:  1) the Company’s intent is to sell the security; 2) it is more likely than not that the Company will be required to sell the security before the impairment is recovered; or 3) the Company does not expect to recover its amortized cost basis.  If, by contrast, the Company does not intend to sell the security and will not be required to sell the security prior to recovery of the amortized cost basis, the Company recognizes only the credit loss component of other-than-temporary impairment in earnings.  The credit loss component is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

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

Share-Based Payment

The Company determines the fair value of stock options at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility, and the risk-free interest rate over the expected life of the option.  The Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of Management’s judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements.  The fair value of non-vested restricted common shares generally equals the stock price at grant date.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion, see Note 15 to the Consolidated Financial Statements in this Form 10-K.

Accounting for Income Taxes

Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach.  We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We record net deferred tax assets to the extent it is more-likely-than-not that they will be realized.  In evaluating our ability to recover the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business.  The Company files consolidated federal and combined state income tax returns.

A "more-likely-than-not" recognition threshold must be met before a tax benefit can be recognized in the consolidated financial statements.  For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.  For additional discussion, see Note 18 to the Consolidated Financial Statements in this Form 10-K.

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

Impact of Recently Issued Accounting Standards

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements.  These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance (Issue 1).  This ASU also requires lessors within the scope of Topic 942, Financial Services - Depository and Lending, to present all "principal payments received under leases" within investing activities (Issue 2).  Finally, this ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard (Issue 3).  Issue 1 and Issue 2 are effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Issue 3 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company adopted Issue 3 of ASU 2019-01 on January 1, 2019, which did not have a significant impact on its consolidated financial statements.  See Note 9 to the Consolidated Financial Statements in this Form 10-K.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  The guidance clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather should be accounted for in accordance with the leases standard.  The effective date and transition requirements are the same as the effective dates and transition requirements in the credit losses standard, ASU 2016-13.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  On October 16, 2019, the FASB voted to delay the adoption of ASU 2016-13 until January 1, 2023 for small reporting companies with less than $250 million in public float as defined in the SEC's rules.  The Company qualifies for this delay in adoption.  The Company is currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, the Company has formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit risk, finance and information technology, among others. The Company is currently working through its implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. The Company is also in the process of implementing a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 could result in an increase in the Company’s allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the Company expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of its loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  These amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.  These amendments provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10.  The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates.  This ASU amends the effective dates of ASU 2017-12 (Hedging); ASU 2016-13 (Credit Losses) and ASU 2016-02 (Leases). It pushes back by one year the effective date for all other entities, and also distinguishes that smaller reporting companies as defined by the SEC are considered for purposes of ASU No. 2016-13 only, as an other entity.  This standard was effective immediately.  ASU 2017-12, Derivatives and Hedging (Topic 815) was effective for the Company on January 1, 2019 and did not have a significant impact on its consolidated financial statements.  The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019, which resulted in the Company's recognition of a right-of-use asset of $4,417,000 included in Interest receivable and other assets and lease liabilities of $4,812,000 included in Interest payable and other liabilities on the Condensed Consolidated Balance Sheets.  The Company qualifies as a smaller reporting company as defined by the SEC and as such, the Company is allowed to delay the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) to January 1, 2023.  See discussion above on the expected impact of ASU 2016-13.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses.  This ASU, among other narrow-scope improvements, clarifies guidance around how to report expected recoveries.  This ASU permits organizations to record expected recoveries on assets purchased with credit deterioration.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities.  The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This ASU removes specific exceptions to the general principles in Topic 740 in GAAP.  It eliminates the need for an organization to analyze whether certain exceptions apply in a given period.  This ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: a) Franchise taxes that are partially based on income; b) Transactions with a government that result in a step up in the tax basis of goodwill; c) Separate financial statements of legal entities that are not subject to tax; and d) Enacted changes in tax laws in interim periods.  For public business entities, ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2019		2018		2017

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$127,977	10.2%	$139,957	11.5%	$156,638	13.3%
Certificates of Deposit	12,538	1.0%	4,160	0.3%	6,923	0.6%
Investment Securities	319,418	25.5%	293,259	24.1%	296,924	25.2%
Loans (1)	741,466	59.3%	739,243	60.6%	677,522	57.5%
Stock in Federal Home Loan Bank and other equity securities, at cost	6,405	0.5%	5,884	0.5%	5,218	0.4%
Other Real Estate Owned	840	0.1%	185	0.0%	—	—
Other Assets	41,899	3.4%	36,460	3.0%	34,759	3.0%
Total Assets	$1,250,543	100.0%	$1,219,148	100.0%	$1,177,984	100.0%

LIABILITIES &
STOCKHOLDERS’ EQUITY
Deposits:
Demand	$408,551	32.7%	$394,106	32.3%	$361,729	30.7%
Interest-Bearing Transaction Deposits	308,917	24.7%	307,727	25.2%	293,464	24.9%
Savings and MMDAs	334,672	26.8%	333,788	27.4%	335,709	28.5%
Time Certificates	58,128	4.6%	67,177	5.5%	77,705	6.6%
Other Liabilities	16,313	1.3%	11,743	1.0%	10,860	0.9%
Stockholders’ Equity	123,962	9.9%	104,607	8.6%	98,517	8.4%
Total Liabilities and Stockholders’ Equity	$1,250,543	100.0%	$1,219,148	100.0%	$1,177,984	100.0%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
 Average Balances, Yields and Rates
(Dollars in thousands)

	2019			2018			2017
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Total Loans, Including Loan Fees(1)	$741,466	$39,097	5.27%	$739,243	$37,189	5.03%	$677,522	$33,115	4.89%

Due From Banks	98,593	2,148	2.18%	114,350	2,163	1.89%	131,478	1,428	1.09%

Certificates of Deposit	12,538	355	2.83%	4,160	104	2.50%	6,923	72	1.04%

Investment Securities:
Taxable	306,473	6,637	2.17%	283,500	5,500	1.94%	279,711	4,762	1.70%

Non-taxable (2)	12,945	300	2.32%	9,759	143	1.47%	17,213	257	1.49%

Total Investment Securities	319,418	6,937	2.17%	293,259	5,643	1.92%	296,924	5,019	1.69%

Other Earning Assets	6,405	456	7.12%	5,884	518	8.80%	5,218	383	7.34%

Total Earning Assets	$1,178,420	$48,993	4.16%	$1,156,896	$45,617	3.94%	$1,118,065	$40,017	3.58%

Cash and Due from Banks	29,384			25,607			25,160

Other Real Estate Owned	840			185			—

Interest Receivable and Other Assets	41,899			36,460			34,759

Total Assets	$1,250,543			$1,219,148			$1,177,984

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Includes amortization of deferred loan fees and costs.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2019			2018			2017

Liabilities and Stockholders' Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$308,917	$505	0.16%	$307,727	$428	0.14%	$293,464	$246	0.08%

Savings and MMDAs	334,672	981	0.29%	333,788	559	0.17%	335,709	530	0.16%

Time Certificates	58,128	373	0.64%	67,177	281	0.42%	77,705	303	0.39%

Total Interest-Bearing Deposits	701,717	1,859	0.26%	708,692	1,268	0.18%	706,878	1,079	0.15%

Demand Deposits	408,551			394,106			361,729

Total Deposits	1,110,268	$1,859	0.17%	1,102,798	$1,268	0.11%	1,068,607	$1,079	0.10%

Interest payable and Other Liabilities	16,313			11,743			10,860

Stockholders’ Equity	123,962			104,607			98,517

Total Liabilities and Stockholders’ Equity	$1,250,543			$1,219,148			$1,177,984

Net Interest Income and
Net Interest Margin (1)		$47,134	4.00%		$44,349	3.83%		$38,938	3.48%

Net Interest Spread (2)			3.90%			3.76%			3.43%

(1)       Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2019 over 2018.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2019 Over 2018
	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$113	$1,795	$1,908

Due From Banks	(321)	306	(15)

Certificates of Deposit	235	16	251

Investment Securities - Taxable	462	675	1,137

Investment Securities - Non-taxable	57	100	157

Other Earning Assets	43	(105)	(62)

	589	2,787	3,376

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	2	75	77

Savings and MMDAs	2	420	422

Time Certificates	(42)	134	92

	(38)	629	591
Increase in Net Interest Income:	$627	$2,158	$2,785

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31 of the previous three fiscal years is as follows (dollars in thousands):

	2019	2018	2017
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$43,255	$50,682	$18,464
Securities of U.S. Government Agencies and Corporations	53,912	42,076	21,109
Obligations of State and Political Subdivisions	27,031	19,168	23,208
Collateralized Mortgage Obligations	79,420	63,799	66,083
Mortgage-Backed Securities	139,279	138,912	151,877

Total Investments	$342,897	$314,637	$280,741

Maturities of Investment Securities

The following table is a summary of the relative maturities (dollars in thousands) and projected yields of the Company’s investment securities as of December 31, 2019.  The yields on tax-exempt securities are shown on a tax equivalent basis.

Period to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$15,495	2.09%	$27,760	2.32%	$—	—
Securities of U.S. Government Agencies and Corporations	19,575	2.39%	25,429	1.98%	8,415	2.08%
Obligations of State and Political Subdivisions	778	4.43%	7,185	3.12%	8,149	3.35%
Collateralized Mortgage Obligations	1,867	3.60%	74,727	2.09%	2,826	2.72%
Mortgage-Backed Securities	336	1.67%	137,339	2.10%	1,604	2.82%

TOTAL	$38,051	2.36%	$272,440	2.14%	$20,994	2.72%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$43,255	2.24%
Securities of U.S. Government Agencies and Corporations	493	3.58%	53,912	2.16%
Obligations of State & Political Subdivisions	10,919	3.26%	27,031	3.28%
Collateralized Mortgage Obligations	—	—	79,420	2.15%
Mortgage-Backed Securities	—	—	139,279	2.11%

TOTAL	$11,412	3.28%	$342,897	2.23%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31 for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2019		2018		2017

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$106,140	13.6%	$125,177	16.1%	$135,015	18.0%
Commercial Real Estate	451,774	58.0%	420,106	54.2%	398,346	53.2%
Agriculture	115,751	14.8%	123,626	15.9%	113,555	15.2%
Residential Mortgage	64,943	8.3%	51,064	6.6%	42,081	5.6%
Residential Construction	15,212	1.9%	20,124	2.6%	21,299	2.8%
Consumer	26,825	3.4%	35,397	4.6%	38,900	5.2%
	780,645	100.0%	775,494	100.0%	749,196	100.0%
Allowance for loan losses	(12,356)		(12,822)		(11,133)
Net deferred origination fees and costs	584		721		1,049
TOTAL	$768,873		$763,393		$739,112

	2016		2015

	Balance	Percent	Balance	Percent

Commercial	$126,311	18.6%	$136,095	22.2%
Commercial Real Estate	344,210	50.6%	292,316	47.6%
Agriculture	101,905	15.0%	84,813	13.8%
Residential Mortgage	40,237	5.9%	43,375	7.0%
Residential Construction	23,650	3.5%	12,110	2.0%
Consumer	43,250	6.4%	45,386	7.4%
	679,563	100.0%	614,095	100.0%
Allowance for loan losses	(10,899)		(9,251)
Net deferred origination fees and costs	1,106		1,009
TOTAL	$669,770		$605,853

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

As shown in the comparative figures for loan mix during 2019 and 2018, total loans increased as a result of increases in commercial real estate loans and residential mortgage loans, which were partially offset by decreases in commercial loans, agriculture loans, residential construction loans and consumer loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2019 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$8,317	$64,807	$73,124
After one year through five years	94,495	49,836	144,331
After five years	136,931	426,259	563,190

Total	$239,743	$540,902	$780,645

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

The following tables summarize the Company’s non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2019, 2018, 2017, 2016, and 2015.

	At December 31, 2019			At December 31, 2018
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$266	$170	$96	$750	$300	$450
Commercial real estate	466	45	421	381	56	325
Agriculture	—	—	—	4,830	776	4,054
Residential mortgage	172	—	172	100	—	100
Residential construction	—	—	—	—	—	—
Consumer	253	—	253	191	—	191
Total non-accrual loans	$1,157	$215	$942	$6,252	$1,132	$5,120

	At December 31, 2017			At December 31, 2016
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$1,057	$32	$1,025	$5,000	$2,000	$3,000
Commercial real estate	1,724	70	1,654	540	81	459
Agriculture	—	—	—	—	—	—
Residential mortgage	781	—	781	654	—	654
Residential construction	—	—	—	—	—	—
Consumer	205	—	205	103	—	103
Total non-accrual loans	$3,767	$102	$3,665	$6,297	$2,081	$4,216

	At December 31, 2015
	Gross	Guaranteed	Net

Commercial	$112	$57	$55
Commercial real estate	964	95	869
Agriculture	—	—	—
Residential mortgage	1,092	—	1,092
Residential construction	—	—	—
Consumer	560	—	560
Total non-accrual loans	$2,728	$152	$2,576

Non-accrual loans amounted to $1,157,000 at December 31, 2019 and were comprised of three commercial loans totaling $266,000, two commercial real estate loans totaling $466,000, one residential mortgage loan totaling $172,000 and four consumer loans totaling $253,000.  Non-accrual loans amounted to $6,252,000 at December 31, 2018 and were comprised of two commercial loans totaling $750,000, two commercial real estate loans totaling $381,000, five agriculture loans totaling $4,830,000, two residential mortgage loans totaling $100,000, and one consumer loan totaling $191,000.

If interest on non-accrual loans had been accrued, such interest income would have approximated $139,000 and $377,000 during the years ended December 31, 2019 and 2018, respectively.  Income actually recognized for these loans approximated $475,000 and $23,000 for the years ended December 31, 2019 and 2018, respectively.  The increase in nonaccrual interest was primarily due to payoffs received on five loans during 2019 which resulted in recoveries of contractually due interest.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2019 and 2018, consisting of loans on non-accrual status totaled $1,157,000 and $6,252,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $3,318,000 and $4,622,000 at December 31, 2019 and 2018, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing as of the periods ended December 31, 2019 and 2018.

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $5,270,000, or 84.8%, to $942,000 from December 31, 2018 to December 31, 2019.  Non-performing assets net of guarantees represent 0.1% and 0.5% of total assets at December 31, 2019 and 2018, respectively.  The Bank’s management believes that the $1,157,000 in non-accrual loans were appropriately reflected at their fair value at December 31, 2019.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2019			At December 31, 2018
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$1,157	$215	$942	$6,252	$1,132	$5,120
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	1,157	215	942	6,252	1,132	5,120
Other real estate owned	—	—	—	1,092	—	1,092
Total non-performing assets	1,157	215	942	7,344	1,132	6,212
Non-performing loans (net of guarantees) to total loans			0.1%			0.7%
Non-performing assets (net of guarantees) to total assets			0.1%			0.5%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			1,311.7%			250.4%

	At December 31, 2017			At December 31, 2016
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$3,767	$102	$3,665	$6,297	$2,081	$4,216
Loans 90 days past due and still accruing	45	—	45	—	—	—
Total non-performing loans	3,812	102	3,710	6,297	2,081	4,216
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	3,812	102	3,710	6,297	2,081	4,216
Non-performing loans (net of guarantees) to total loans			0.5%			0.6%
Non-performing assets (net of guarantees) to total assets			0.3%			0.4%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			300.1%			258.5%

	At December 31, 2015
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$2,728	$152	$2,576
Loans 90 days past due and still accruing	2	—	2
Total non-performing loans	2,730	152	2,578
Other real estate owned	-	—	-
Total non-performing assets	2,730	152	2,578
Non-performing loans (net of guarantees) to total loans			0.4%
Non-performing assets (net of guarantees) to total assets			0.3%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			358.8%

OREO consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of the year ended December 31, 2019.  The Company had one commercial real estate property classified as OREO totaling $1,092,000 as of the year ended December 31, 2018.

Potential Problem Loans

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for loan losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal banking regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes: “Substandard Assets: a substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.” “Doubtful Assets: An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.” Other Real Estate Owned” and loans rated Substandard and Doubtful are deemed “classified assets.”  This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

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

Residential mortgage loans, which are secured by real estate, are primarily susceptible to three risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfalls in collateral value.  In general, non-payment is due to loss of employment and follows general economic trends in the marketplace, particularly the upward movement in the unemployment rate, loss of collateral value, and demand shifts. Problem residential mortgage loans are generally identified via payment default. Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3-12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

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

Consumer loans, whether unsecured or secured, are primarily susceptible to four risks: non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfall in collateral value.  In general, non-payment is due to loss of employment and will follow general economic trends in the marketplace, particularly the upward movements in the unemployment rate, loss of collateral value, and demand shifts.  Problem consumer loans are generally identified via payment default. Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3-12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

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

Excluding the non-performing loans cited previously, loans totaling $8,749,000 and $15,926,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2019 and 2018, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2019 and 2018.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2019 and 2018 was 1.58% and 1.65%, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considered the $12,356,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2019.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2019	2018	2017	2016	2015

Balance at Beginning of Year	$12,822	$11,133	$10,899	$9,251	$8,583
Provision for Loan Losses	—	2,100	600	1,800	650
Loans Charged-Off:
Commercial	(638)	(509)	(681)	(446)	(44)
Commercial Real Estate	—	(142)	—	(15)	(7)
Agriculture	(98)	—	—	—	—
Residential Mortgage	—	—	(121)	(13)	(211)
Residential Construction	—	—	—	—	—
Consumer	(43)	(34)	(33)	(65)	(175)

Total Charged-Off	(779)	(685)	(835)	(539)	(437)

Recoveries:
Commercial	209	46	302	37	102
Commercial Real Estate	—	—	—	—	18
Agriculture	—	—	—	81	—
Residential Mortgage	74	34	96	1	219
Residential Construction	21	131	5	5	60
Consumer	9	63	66	263	56

Total Recoveries	313	274	469	387	455

Net (Charge-offs) Recoveries	(466)	(411)	(366)	(152)	18

Balance at End of Year	$12,356	$12,822	$11,133	$10,899	$9,251

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(0.06%)	(0.05%)	(0.05%)	(0.02%)	0.00%
Allowance as a percentage of Total Loans	1.58%	1.65%	1.49%	1.60%	1.51%
Allowance as a percentage of Non-performing loans, net of guarantees	1,311.7%	250.4%	300.1%	258.5%	358.8%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2019			December 31, 2018			December 31, 2017

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$2,354	19.1%	13.6%	$3,198	25.0%	16.1%	$2,625	23.7%	18.0%
Commercial Real Estate	6,846	55.4%	58.0%	5,890	45.9%	54.2%	5,460	49.0%	53.2%
Agriculture	2,054	16.6%	14.8%	1,632	12.7%	15.9%	1,547	13.9%	15.2%
Residential Mortgage	466	3.8%	8.3%	643	5.0%	6.6%	628	5.6%	5.6%
Residential Construction	201	1.6%	1.9%	318	2.5%	2.6%	360	3.2%	2.8%
Consumer	236	1.9%	3.4%	279	2.2%	4.6%	342	3.1%	5.2%
Unallocated	199	1.6%	—	862	6.7%	—	171	1.5%	—

Total	$12,356	100.0%	100.0%	$12,822	100.0%	100.0%	$11,133	100.0%	100.0%

	December 31, 2016			December 31, 2015

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$3,571	32.8%	18.3%	$3,097	33.5%	22.0%
Commercial Real Estate	3,910	35.9%	50.9%	3,343	36.1%	47.8%
Agriculture	1,262	11.6%	15.0%	1,060	11.5%	13.9%
Residential Mortgage	660	6.0%	5.9%	739	8.0%	7.0%
Residential Construction	440	4.0%	3.5%	334	3.6%	1.9%
Consumer	498	4.6%	6.4%	641	6.9%	7.4%
Unallocated	558	5.1%	—	37	0.4%	—

Total	$10,899	100.0%	100.0%	$9,251	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2019		2018		2017
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$408,551	—	$394,106	—	$361,729	—

Interest-Bearing Demand (NOW)	$308,917	0.16%	$307,727	0.14%	$293,464	0.08%

Savings and MMDAs	$334,672	0.29%	$333,788	0.17%	$335,709	0.16%

Time	$58,128	0.64%	$67,177	0.42%	$77,705	0.39%

The following table sets forth by time remaining to maturity the Bank’s time deposits over $250,000 (dollars in thousands) as of December 31, 2019:

Three months or less	$4,738

Over three months through twelve months	5,104

Over twelve months	6,035

Total	$15,877

Short-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2019 and 2018.

Additional short-term borrowings available to the Company consist of a line of credit and advances from the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  At December 31, 2019, the Company had collateral borrowing capacity from the FHLB of $349,068,000 and at such date, also had unsecured Federal Funds lines of credit totaling $82,000,000 with correspondent banks.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2019 and 2018.  Average outstanding balances of long-term borrowings were $0 during 2019 and 2018.

Supplemental Compensation Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.  Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently three participants in the SERP.  At December 31, 2019, the accrued benefit liability was $5,871,000, of which $3,891,000 was recorded in interest payable and other liabilities and $1,980,000 was recorded in accumulated other comprehensive income (loss), net, in the Consolidated Balance Sheets.  At December 31, 2018, the accrued benefit liability was $5,322,000, of which $3,640,000 was recorded in interest payable and other liabilities and $1,682,000 was recorded in accumulated other comprehensive income (loss), net, in the Consolidated Balance Sheets.

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the Bank.  At December 31, 2019, the accrued benefit liability was $820,000, of which $798,000 was recorded in interest payable and other liabilities and $22,000 was recorded in accumulated other comprehensive income (loss), net, in the Consolidated Balance Sheets.  At December 31, 2018, the accrued benefit liability was $787,000, of which $827,000 was recorded in interest payable and other liabilities and ($40,000) was recorded in accumulated other comprehensive income (loss), net, in the Consolidated Balance Sheets.

For additional information, see Note 17 to the Consolidated Financial Statements in this Form 10-K.

Overview

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net income for the year ended December 31, 2019, was $14.7 million, representing an increase of $2.2 million, or 17.3%, compared to net income of $12.6 million for the year ended December 31, 2018.  The increase in net income was principally attributable to a $3.4 million increase in interest income and $2.1 million decrease in provision for loan loss, which was partially offset by a $0.6 million increase in interest expense, $1.8 million increase in non-interest expense and a $0.9 million increase in provision for income taxes.

Total assets increased by $42.7 million, or 3.4%, to $1.29 billion as of December 31, 2019, compared to $1.25 billion at December 31, 2018.  The increase in total assets was mainly due to a $28.3 million increase in investment securities, $7.3 million increase in net loans (including loans held-for-sale), a $7.1 million increase in certificates of deposit and a $5.2 million increase in interest receivable and other assets, which was partially offset by a $4.5 million decrease in cash and cash equivalents and $1.1 million decrease in other real estate owned.  Total deposits increased $14.0 million, or 1.3%, to $1.14 billion as of December 31, 2019, compared to $1.12 billion at December 31, 2018.

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds which are used to fund those assets.  Net interest income is primarily affected by the yields on the Bank’s interest-earning assets and interest-bearing liabilities outstanding during the period.  The $2,785,000 increase in the Bank's net interest income in 2019 from 2018 was driven by both increased volumes and interest rates.  Average investment securities growth was the primary driver from a volume perspective, contributing $519,000 in additional interest income compared to 2018.  This was partially offset by a decrease of $321,000 in interest income due to a decrease in average due from bank balances.  Increasing interest rates drove increases in interest income from loans and investments by $1,795,000 and $775,000, respectively, while the rates paid on interest bearing deposit accounts increased interest expense by $629,000.  See “Analysis of Changes in Interest Income and Interest Expense” set forth on page 34 of this Annual Report on Form 10-K for a discussion of the effects of interest rates and loan/deposit volume on net interest income.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 4.50% at December 31, 2017.  During 2018, the prime rate increased 100 basis points (25 basis points in each of March, June, September, and December) to end the year at 5.50%.  During 2019, the prime rate decreased 75 basis points (25 basis points in each of August, September, and October) to end the year at 4.75%.  The effective federal funds rate, which is the cost of immediately available overnight funds, was 1.50% at December 31, 2017.  During 2018, the effective federal funds rate increased 100 basis points (25 basis points in each of March, June, September and December) to end the period at 2.50%.  During 2019, the effective federal funds rate decreased 75 basis points (25 basis points in each of July, September and October) to end the period at 1.75%.

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

The nature and impact of future changes in interest rates and monetary policy on the business and earnings of the Company cannot be predicted.  For additional information, see “The Effects of Changes or Increases in, or Supervisory Enforcement of, Banking or Other Laws and Regulations or Governmental Fiscal or Monetary Policies Could Adversely Affect Us” in “Risk Factors (Item 1A) of this Report on Form 10-K.

Interest income on loans for 2019 was up 5.1% from 2018, increasing from $37,189,000 to $39,097,000.  The increase in interest income on loans was the result of a 24 basis point increase in loan yields and 0.3% increase in average loan volume.

Interest income on investment securities for 2019 was up 22.9% from 2018, increasing from $5,643,000 to $6,937,000.  The increase in interest income on investment securities was the result of an 8.9% increase in average investment securities volume and a 25 basis point increase in investment securities yields.  The Bank’s strategy in 2019 was to use its excess cash to purchase investment securities and increase the investment portfolio.  Investment securities yields were 2.17% and 1.92% for 2019 and 2018, respectively.

Interest income on interest-bearing due from banks for 2019 was down 0.7% from 2018, decreasing from $2,163,000 to $2,148,000.  The decrease in interest income on interest-bearing due from banks was the result of a 13.8% decrease in average balances of interest-bearing due from banks, which was partially offset by a 29 basis point increase in yield on interest-bearing due from banks.

Interest income on certificates of deposit for 2019 was up 241.4% from 2018, increasing from $104,000 to $355,000.  The increase in interest income on certificates of deposit was the result of a 201.4% increase in average balances of certificates of deposit and a 33 basis point increase in yield on certificates of deposit.

Interest expense on deposits for 2019 was up 46.6% from 2018, increasing from $1,268,000 to $1,859,000.  The increase in interest expense on deposits was the result of an 8 basis point increase in interest rates paid on interest-bearing deposits, which was partially offset by a 1.0% decrease in average balances of interest-bearing deposits.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2019		2018		2017

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$408,551	36.9%	$394,106	35.7%	$361,729	33.8%

Interest-Bearing Demand (NOW)	308,917	27.8%	307,727	27.9%	293,464	27.5%

Savings and MMDAs	334,672	30.1%	333,788	30.3%	335,709	31.4%

Time	58,128	5.2%	67,177	6.1%	77,705	7.3%

Total	$1,110,268	100.0%	$1,102,798	100.0%	$1,068,607	100.0%

Loan yields increased in 2019 and 2018 and deposit expense increased in 2019 and 2018.  The Bank’s net interest margin (net interest income divided by average earning assets) was 4.00% in 2019 and 3.83% in 2018.  The net spread between the rate for total earning assets and the rate for interest-bearing deposits and borrowed funds increased 14 basis points from 2018 to 2019.  The increase in the net spread was primarily due to an overall increase in interest rates on earning assets, which was partially offset by an increase in interest rates on interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses decreased to $0 in 2019 from $2,100,000 in 2018, primarily due to limited loan growth coupled with improvements in credit quality and decreased non-performing assets and associated specific reserves in 2019.  The amount of loans charged-off increased in 2019 to $779,000 from $685,000 in 2018, and recoveries increased to $313,000 in 2019 from $274,000 in 2018.  The increase in charge-offs was due to an increase in charge-offs on commercial, agriculture and consumer loans, which was partially offset by a decrease in charge-offs on commercial real estate loans.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2019 was 1.58% compared to 1.65% at December 31, 2018.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 1,311.7% at December 31, 2019, compared to 250.4% at December 31, 2018.

Non-Interest Income and Expenses

Non-interest income consisted primarily of service charges on deposit accounts, net realized gains on loans held-for-sale, and other income.  Service charges on deposit accounts decreased $15,000 in 2019 over 2018.  Net realized gains on loans held-for-sale increased $277,000 in 2019 over 2018.  The increase in 2019 was primarily due to an increase in the volume of loan sales.  Other income decreased $291,000 in 2019 over 2018.  The decrease was primarily due to a decrease in miscellaneous income, which was partially offset by an increase in mortgage brokerage income.

Non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, stationery and supplies expense, advertising and other expenses.  Non-interest expenses increased to $33,940,000 in 2019 from $32,163,000 in 2018, representing an increase of $1,777,000, or 5.5%.

Following is an analysis of the increase or decrease in the components of non-interest expenses (dollars in thousands) during the periods specified:
	2019 over 2018

	Amount	Percent

Salaries and Employee Benefits	$1,151	5.5%
Occupancy and Equipment	381	13.7%
Data Processing	622	28.4%
Stationery and Supplies	(94)	(24.2%)
Advertising	61	16.4%
Directors Fees	(9)	(3.0%)
OREO Expense and Impairment	281	1,221.7%
Other Expense	(616)	(11.6%)

Total	$1,777	5.5%

The increase in salaries and employee benefits in 2019 was primarily due to a 7% increase in regular salaries, a 29% increase in commissions and a 16% increase in group insurance.  The increase in regular salaries expense and group insurance was primarily due to current year salary increases and an increase in the number of full-time equivalent employees, which was partially due to staffing hired for a new branch which opened in the fourth quarter of 2019.  The increase in commissions was primarily due to an increase in mortgage originations. The increase in occupancy and equipment expense was primarily due to rent expense and other expenses associated with the opening of an administrative office space in the third quarter of 2019 and a new branch in the fourth quarter of 2019.  The increase in data processing expense was primarily due to costs associated with enhanced IT infrastructure as a result of a decision to outsource core processing and network infrastructure to third parties.  The increase in other real estate owned expense was primarily due to a writedown on an existing commercial real estate property that was sold prior to year-end 2019.  The decrease in other expenses was primarily due to a reversal of FDIC assessments expense due to the receipt of credits applied in the third and fourth quarters of 2019 and a decrease in amortization of low-income housing tax credit investments in 2019.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the level of tax-exempt income.  In 2019, tax expense increased to $5,670,000 from $4,744,000 in 2018, due to an increase in income before taxes.  Non-taxable municipal bond income was $300,000 and $143,000 for the years ended December 31, 2019 and 2018, respectively.

Liquidity

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available-for-sale investment portfolio.  The Company held $342,897,000 in total investment securities at December 31, 2019.  Under certain deposit, borrowing, and other arrangements, the Company must hold and pledge investment securities as collateral.  At December 31, 2019, such collateral requirements totaled approximately $37,943,000.  As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets.  The Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Home Loan Bank, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2019, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 67.9% on December 31, 2019 and 68.1% on December 31, 2018.  At December 31, 2019 and 2018, the Bank’s ratio of core deposits to total assets was 86.9% and 88.7%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits $250,000 or less.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low-cost source of funds.  Management believes that the Bank’s liquidity position was adequate in 2019.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2019, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (7.96%) as of December 31, 2019 and (12.14%) as of December 31, 2018.  This ratio indicated at December 31, 2019, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2019 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$86,497	$63,500	$14,848	$5,630	$2,519
Commercial Real Estate	13,667	1,544	3,162	—	8,961
Agriculture	23,921	14,494	4,857	121	4,449
Residential Mortgage	991	—	—	—	991
Residential Construction	22,533	20,104	2,133	—	296
Consumer	50,925	13,503	5,551	7,946	23,925
Commitments to sell loans	1,240	1,240	—	—	—
Standby Letters of Credit	2,455	2,256	199	—	—
Total	$202,229	$116,641	$30,750	$13,697	$41,141

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2019	2018

Undisbursed loan commitments	$198,534	$201,983
Standby letters of credit	2,455	2,974
Commitments to sell loans	1,240	570

	$202,229	$205,527

The Bank expects its liquidity position to remain strong in 2020 as the Bank expects to continue to grow into existing markets.  The stock market remained volatile this past year, but with the overall trend being favorable.  While the Bank did not experience an outflow of deposits in 2019, the potential of outflows still exists if the stock market values continue to improve.  Regardless of the outcome, the Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2020.

Capital

The Company believes a strong capital position is essential to the Company’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Company to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2019, stockholders’ equity totaled $132.9 million, an increase of $20.5 million from $112.5 million at December 31, 2018.  The increase was primarily due to net income of $14.7 million.  Also affecting capital in 2019 was paid in capital in the amount of $0.6 million resulting from employee stock purchases and stock plan accruals.  See the section entitled “Business – Capital Standards” for additional information.

The capital of the Company and the Bank historically have been maintained at a level that is in excess of regulatory guidelines for a “well capitalized” institution.  The policy of annual stock dividends has, over time, allowed the Company to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting	Page 54

Report of Independent Registered Public Accounting Firm	Page 55

Consolidated Balance Sheets as of December 31, 2019 and 2018	Page 57

Consolidated Statements of Income for Years Ended December 31, 2019, 2018, and 2017	Page 58

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2019, 2018, and 2017	Page 59

Consolidated Statement of Stockholders’ Equity for Years Ended December 31, 2019, 2018, and 2017	Page 60

Consolidated Statements of Cash Flows for Years Ended December 31, 2019, 2018, and 2017	Page 61

Notes to Consolidated Financial Statements	Page 62

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

Our management has evaluated our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Kevin Spink

Kevin Spink
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

March 5, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
First Northern Community Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 5, 2020

We have served as the Company’s auditor since 2006.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2019 and 2018
(in thousands, except shares and share amounts)

	2019	2018
Assets
Cash and cash equivalents	$111,493	$116,032
Certificates of deposit	14,700	7,595
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $37,943 at December 31, 2019 and $36,781 at December 31, 2018)	342,897	314,637
Loans (net of allowance for loan losses of $12,356 at December 31, 2019 and $12,822 at December 31, 2018)	768,873	763,393
Loans held-for-sale	4,130	2,295
Stock in Federal Home Loan Bank and other equity securities, at cost	6,574	6,019
Premises and equipment, net	6,594	6,646
Other real estate owned	—	1,092
Interest receivable and other assets	37,330	32,136

Total Assets	$1,292,591	$1,249,845

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$423,095	$416,493
Interest-bearing transaction deposits	317,681	312,697
Savings and MMDAs	344,415	332,514
Time, $250,000 or less	37,564	46,905
Time, over $250,000	15,877	16,003

Total Deposits	1,138,632	1,124,612

Interest payable and other liabilities	21,044	12,772

Total Liabilities	1,159,676	1,137,384

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock, no par value; 16,000,000 shares authorized; 12,919,132 and 12,253,812 shares issued and outstanding at December 31, 2019 and 2018, respectively	100,187	92,618
Additional paid-in capital	977	977
Retained earnings	31,617	23,902
Accumulated other comprehensive income (loss), net	134	(5,036)
Total Stockholders’ Equity	132,915	112,461

Total Liabilities and Stockholders’ Equity	$1,292,591	$1,249,845

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2019, 2018 and 2017
(in thousands, except per share amounts)

	2019	2018	2017
Interest and dividend income:
Interest and fees on loans	$39,097	$37,189	$33,115
Due from banks interest bearing accounts	2,503	2,267	1,500
Investment securities:
Taxable	6,637	5,500	4,762
Non-taxable	300	143	257
Other earning assets	456	518	383
Total interest and dividend income	48,993	45,617	40,017
Interest expense:
Time deposits over $250,000	144	78	78
Other deposits	1,715	1,190	1,001
Total interest expense	1,859	1,268	1,079
Net interest income	47,134	44,349	38,938
Provision for loan losses	—	2,100	600
Net interest income after provision for loan losses	47,134	42,249	38,338
Non-interest income:
Service charges on deposit accounts	1,979	1,994	1,957
Net loss on sale of available-for-sale securities	(3)	(20)	(14)
Net gain on sale of loans held-for-sale	614	337	512
Gain on sale-leaseback of real estate	—	—	1,187
Other income	4,607	4,898	4,486
Total non-interest income	7,197	7,209	8,128
Non-interest expenses:
Salaries and employee benefits	21,946	20,795	18,284
Occupancy and equipment	3,156	2,775	2,862
Data processing	2,812	2,190	1,808
Stationery and supplies	295	389	332
Advertising	434	373	328
Directors fees	287	296	309
Other real estate owned expense and impairment	304	23	6
Other expense	4,706	5,322	5,471
Total non-interest expenses	33,940	32,163	29,400
Income before provision for income tax	20,391	17,295	17,066
Provision for income tax	(5,670)	(4,744)	(8,318)
Net income	$14,721	$12,551	$8,748
Basic income per share	$1.15	$0.99	$0.69
Diluted income per share	$1.14	$0.97	$0.68

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Net income	$14,721	$12,551	$8,748
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $2,187, ($355), and ($570) for the years ended December 31, 2019, 2018, and 2017, respectively	5,426	(884)	(854)
Reclassification adjustment due to losses realized on sales of securities, net of tax effect of $1, $6, and $6 for the years ended December 31, 2019, 2018, and 2017, respectively	2	14	8
Officers’ retirement plan equity adjustments, net of tax effect of ($85), $82, and ($236) for the years ended December 31, 2019, 2018, and 2017, respectively	(213)	205	(591)
Directors’ retirement plan equity adjustments, net of tax effect of ($17), $10, and (7) for the years ended December 31, 2019, 2018, and 2017, respectively	(45)	26	(11)
Total other comprehensive income (loss), net of tax effect of $2,086, ($257), and ($807) for the years ended December 31, 2019, 2018, and 2017, respectively	5,170	(639)	(1,448)
Comprehensive income	$19,891	$11,912	$7,300

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2019, 2018 and 2017
(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2016	11,148,446	$79,114	$977	$14,557	$(2,350)	$92,298
Net income				8,748		8,748
Other comprehensive loss, net of tax					(1,448)	(1,448)
Stock dividend adjustment	289	207		(207)		—
Tax Rate Change Reclassification				599	(599)	—
4% stock dividend declared in 2018	447,312	5,806		(5,806)		—
Cash in lieu of fractional shares	(129)			(10)		(10)
Stock-based compensation		378				378
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	34,211	78				78
Balance at December 31, 2017	11,630,129	$85,583	$977	$17,881	$(4,397)	$100,044
Net income				12,551		12,551
Other comprehensive loss, net of tax					(639)	(639)
Stock dividend adjustment	628	240		(240)		—
5% stock dividend declared in 2019	583,514	6,280		(6,280)		—
Cash in lieu of fractional shares	(159)			(10)		(10)
Stock-based compensation		424				424
Common shares issued related to restricted stock grants and ESPP	33,722	91				91
Stock options exercised, net	5,978	—				—
Balance at December 31, 2018	12,253,812	$92,618	$977	$23,902	$(5,036)	$112,461
Net income				14,721		14,721
Other comprehensive income, net of tax					5,170	5,170
Stock dividend adjustment	1,401	330		(330)		—
5% stock dividend declared in 2020	615,196	6,668		(6,668)		—
Cash in lieu of fractional shares	(116)			(8)		(8)
Stock-based compensation		475				475
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	48,839	96				96
Balance at December 31, 2019	12,919,132	$100,187	$977	$31,617	$134	$132,915

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$14,721	$12,551	$8,748
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	2,100	600
Stock-based compensation	475	424	378
Gain on sale-leaseback of real estate	—	—	(1,187)
Depreciation and amortization of bank premises and equipment	721	565	600
Accretion and amortization of securities, net	1,683	2,530	3,587
Net loss on sale/call of available-for-sale securities	3	20	14
Net gain on sale of loans held-for-sale	(614)	(337)	(512)
Impairment on other real estate owned	308	—	—
Gain on sale of bank premises and equipment	(281)	—	—
Provision for (reversal of) deferred income taxes	450	(1,210)	1,919
Valuation adjustment on mortgage servicing rights	—	—	(21)
Proceeds from sales of loans held-for-sale	33,796	21,966	27,596
Originations of loans held-for-sale	(35,017)	(22,884)	(24,798)
Increase in deferred loan origination fees and costs, net	137	328	57
Amortization of operating lease right-of-use asset	865	—	—
Increase in interest receivable and other assets	(768)	(596)	(2,147)
Net increase in interest payable and other liabilities	85	222	1,261
Net cash provided by operating activities	16,564	15,679	16,095
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	47,955	23,860	21,290
Proceeds from sales of available-for-sale securities	20,796	2,487	462
Principal repayments on available-for-sale securities	50,781	50,186	50,354
Purchase of available-for-sale securities	(141,862)	(114,198)	(80,779)
Net (increase) decrease in Certificates of Deposit	(7,105)	(5,611)	14,229
Net increase in stock in Federal Home Loan Bank and other equity securities, at cost	(555)	(452)	(1,158)
Net increase in loans	(5,617)	(27,801)	(69,999)
Purchases of bank premises and equipment, net	(1,056)	(963)	(1,225)
Proceeds from the sale of bank premises and equipment	668	—	2,868
Proceeds from sales of other real estate owned	784	—	—
Net cash used in investing activities	(35,211)	(72,492)	(63,958)
Cash flows from financing activities:
Net increase in deposits	14,020	19,872	41,044
Cash dividends paid in lieu of fractional shares	(8)	(10)	(10)
Common stock issued	96	91	78
Net cash provided by financing activities	14,108	19,953	41,112
Net decrease in cash and cash equivalents	(4,539)	(36,860)	(6,751)
Cash and cash equivalents at beginning of year	116,032	152,892	159,643
Cash and cash equivalents at end of year	$111,493	$116,032	$152,892

Supplemental Consolidated Statements of Cash Flows Information (Note 20)

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
(in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (the “Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state-chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, and Contra Costa Counties.  All intercompany transactions between the Company and the Bank have been eliminated in consolidation.  The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank.  Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties.  Yolano Realty Corporation was an inactive subsidiary in 2019.

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

Held-to-maturity securities are recorded at amortized cost, adjusted for amortization or accretion of premiums or discounts.  Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized.  The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date using the effective interest method.  Such amortization and accretion is included in investment income, along with interest and dividends.  The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in earnings.

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

 (c)      Federal Home Loan Bank Stock and Other Equity Securities, at Cost

Federal Home Loan Bank ("FHLB") stock represents an equity interest that does not have a readily determinable fair value because its ownership is restricted and it lacks a market (liquidity).  FHLB stock and other securities are recorded at cost.

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

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term.  Management believes that the allowance for loan losses was adequate at December 31, 2019.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

The Bank held other real estate owned (“OREO”) in the amount of $0 and $1,092 as of December 31, 2019 and 2018, respectively.

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

The following are descriptions of the Company’s sources of Non-interest income within the scope of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606):

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2019, 2018, and 2017 for cash proceeds equal to the fair value of the loans.

Mortgage servicing rights ("MSR") in loans sold are measured by allocating the previous carrying amount of the transferred assets between the loans sold and retained interest, if any, based on their relative fair value at the date of transfer.  The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets.  The Company measures and reports its residential mortgage servicing assets initially at fair value and amortizes the servicing rights in proportion to, and over the period of, estimated net servicing revenues.  Management assesses servicing rights for impairment as of each financial reporting date.  Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time are each separately reported.

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

	2019	2018
Constant prepayment rate	12.10%	8.58%
Discount rate	10.01%	10.01%
Weighted average life (years)	5.50	6.79

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

The Company accounts for income taxes under the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m)     Share Based Compensation

The Company accounts for stock-based payment transactions whereby the Company receives employee services in exchange for equity instruments, including stock options and restricted stock.  The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over their requisite service period (generally the vesting period).  The fair value of options granted is determined on the date of the grant using a Black-Scholes-Merton pricing model.  The grant date fair value of restricted stock is determined by the closing market price of the day prior to the grant date.  The Company issues new shares of common stock upon the exercise of stock options.  See Note 15 of Notes to Consolidated Financial Statements.

(n)	Earnings Per Share (“EPS”)

Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted shares.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  The number of potential common shares included in annual diluted EPS is a year to date average of the number of potential common shares included in each quarter’s diluted EPS computation under the treasury stock method.  The calculation of weighted average shares includes two classes of the Company’s outstanding common stock:  common stock and restricted stock awards.  Holders of restricted stock also receive dividends at the same rate as common shareholders, subject to vesting restrictions, and they both share equally in undistributed earnings.  See Note 14 of Notes to Consolidated Financial Statements.

(o)	Advertising Costs

Advertising costs were $434, $373, and $328 for the years ended December 31, 2019, 2018, and 2017, respectively.  Advertising costs are expensed as incurred.

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

On January 24, 2019, the Company announced that its Board of Directors had declared a 5% stock dividend which resulted in 584,915 shares, which was paid on March 29, 2019 to shareholders of record as of February 28, 2019.  On January 23, 2020, the Company announced that its Board of Directors had declared a 5% stock dividend which will result in an estimate of 615,196 shares, which will be paid on March 25, 2020 to shareholders of record as of February 28, 2020.

The earnings per share data for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2020.  December 31, 2019 figures included in the Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders’ Equity have been adjusted to reflect the estimated impact of the 2020 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, Common stock balance and Retained earnings balance.  The December 31, 2018, 2017 and 2016 balances included in the Consolidated Balance Sheets and Statement of Changes in Stockholders’ Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

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

(s)      Impact of Recently Issued Accounting Standards

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements.  These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance (Issue 1).  This ASU also requires lessors within the scope of Topic 942, Financial Services - Depository and Lending, to present all "principal payments received under leases" within investing activities (Issue 2).  Finally, this ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard (Issue 3).  Issue 1 and Issue 2 are effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Issue 3 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company adopted Issue 3 of ASU 2019-01 on January 1, 2019, which did not have a significant impact on its consolidated financial statements.  See Note 9 of Notes to Consolidated Financial Statements.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  The guidance clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather should be accounted for in accordance with the leases standard.  The effective date and transition requirements are the same as the effective dates and transition requirements in the credit losses standard, ASU 2016-13.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments are effective for public companies for annual periods beginning after December 15, 2019.  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  On October 16, 2019, the FASB voted to delay the adoption of ASU 2016-13 until January 1, 2023 for small reporting companies with less than $250 million in public float as defined in the SEC's rules.  The Company qualifies for this delay in adoption.  The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements. In that regard, the Company has formed a cross-functional working group, under the direction of its Chief Financial Officer and Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit risk, finance and information technology, among others. The Company is currently working through its implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. The Company is also in the process of implementing a third-party vendor solution to assist it in the application of ASU 2016-13. The adoption of ASU 2016-13 could result in an increase in the Company’s allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of the Company’s loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  These amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.  These amendments provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10.  The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates.  This ASU amends the effective dates of ASU 2017-12 (Hedging); ASU 2016-13 (Credit Losses) and ASU 2016-02 (Leases). It pushes back by one year the effective date for all other entities, and also distinguishes that smaller reporting companies as defined by the SEC are considered for purposes of ASU No. 2016-13 only, as an other entity.  This standard was effective immediately.  ASU 2017-12, Derivatives and Hedging (Topic 815) was effective for the Company on January 1, 2019 and did not have a significant impact on its consolidated financial statements.  The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019, which resulted in the Company's recognition of a right-of-use asset of $4,417 included in Interest receivable and other assets and lease liabilities of $4,812 included in Interest payable and other liabilities on the Condensed Consolidated Balance Sheets.  The Company qualifies as a smaller reporting company as defined by the SEC and as such, the Company is allowed to delay the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) to January 1, 2023.  We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses.  This ASU, among other narrow-scope improvements, clarifies guidance around how to report expected recoveries.  This ASU permits organizations to record expected recoveries on assets purchased with credit deterioration.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities.  The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This ASU removes specific exceptions to the general principles in Topic 740 in GAAP.  It eliminates the need for an organization to analyze whether certain exceptions apply in a given period.  This ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: a) Franchise taxes that are partially based on income; b) Transactions with a government that result in a step up in the tax basis of goodwill; c) Separate financial statements of legal entities that are not subject to tax; and d) Enacted changes in tax laws in interim periods.  For public business entities, ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2019 and 2018.  The Bank has met its average reserve requirements during 2019, 2018, and 2017 and the minimum required balance at December 31, 2019 and 2018.

(3)       Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2019 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Investment securities available-for-sale:
U.S. Treasury securities	$42,667	$601	$(13)	$43,255
Securities of U.S. government agencies and corporations	53,525	433	(46)	53,912
Obligations of states and political subdivisions	26,311	749	(29)	27,031
Collateralized mortgage obligations	79,470	349	(399)	79,420
Mortgage-backed securities	138,733	999	(453)	139,279

Total debt securities	$340,706	$3,131	$(940)	$342,897

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

Gross realized gains from sales and calls of available-for-sale securities were $81, $0, and $2 for the years ended December 31, 2019, 2018, and 2017, respectively.  Gross realized losses from sales of available-for-sale securities were $84, $20, and $16 for the years ended December 31, 2019, 2018, and 2017, respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2019, by contractual and expected maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$35,743	$35,848
Due after one year through five years	59,496	60,374
Due after five years through ten years	16,155	16,564
Due after ten years	11,109	11,412
Subtotal	122,503	124,198
MBS and CMO	218,203	218,699
Total	$340,706	$342,897

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2019, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$10,113	$(8)	$2,015	$(5)	$12,128	$(13)
Securities of U.S. government agencies and corporations	13,187	(44)	1,998	(2)	15,185	(46)
Obligations of states and political subdivisions	4,645	(29)	—	—	4,645	(29)
Collateralized mortgage obligations	21,763	(129)	21,132	(270)	42,895	(399)
Mortgage-backed securities	11,970	(28)	44,433	(425)	56,403	(453)

Total	$61,678	$(238)	$69,578	$(702)	$131,256	$(940)

No decline in value was considered “other-than-temporary” during 2019.  Forty-seven securities, all considered investment grade, which had a fair value of $61,678 and a total unrealized loss of $238 have been in an unrealized loss position for less than twelve months as of December 31, 2019.  Eighty-two securities, all considered investment grade, which had a fair value of $69,578 and a total unrealized loss of $702, have been in an unrealized loss position for more than twelve months as of December 31, 2019.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that we will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of December 31, 2019.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer's financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2018, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$37,805	$(67)	$5,951	$(90)	$43,756	$(157)
Securities of U.S. government agencies and corporation	16,959	(39)	13,540	(189)	30,499	(228)
Obligations of states and political subdivision	847	(2)	9,134	(121)	9,981	(123)
Collateralized mortgage obligations	2,217	(6)	53,217	(1,844)	55,434	(1,850)
Mortgage-backed securities	16,358	(123)	105,361	(3,409)	121,719	(3,532)

Total	$74,186	$(237)	$187,203	$(5,653)	$261,389	$(5,890)

Investment securities carried at $37,943 and $36,781 at December 31, 2019 and 2018, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, by loan class, at December 31, is as follows:

	2019	2018
Commercial	$106,140	$125,177
Commercial Real Estate	451,774	420,106
Agriculture	115,751	123,626
Residential Mortgage	64,943	51,064
Residential Construction	15,212	20,124
Consumer	26,825	35,397

	780,645	775,494
Allowance for loan losses	(12,356)	(12,822)
Net deferred origination fees and costs	584	721

Loans, net	$768,873	$763,393

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

As of December 31, 2019, approximately 14% in principal amount of the Company’s loans were for general commercial uses, including professional, retail and small businesses.  Approximately 58% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of loans secured by commercial properties and construction and land development loans.  Approximately 15% in principal amount of the Company’s loans were for agriculture, approximately 8% in principal amount of the Company’s loans were residential mortgage loans, approximately 2% in principal amount of the Company’s loans were residential construction loans and approximately 3% in principal amount of the Company’s loans were consumer loans.

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

At December 31, 2019 and 2018, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of December 31, 2019 and 2018 was as follows:

	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
December 31, 2019
Commercial	$105,741	$—	$133	$—	$266	$106,140
Commercial Real Estate	451,215	—	93	—	466	451,774
Agriculture	115,751	—	—	—	—	115,751
Residential Mortgage	64,771	—	—	—	172	64,943
Residential Construction	15,212	—	—	—	—	15,212
Consumer	26,472	100	—	—	253	26,825
Total	$779,162	$100	$226	$—	$1,157	$780,645

December 31, 2018
Commercial	$123,765	$662	$—	$—	$750	$125,177
Commercial Real Estate	419,725	—	—	—	381	420,106
Agriculture	118,639	157	—	—	4,830	123,626
Residential Mortgage	50,964	—	—	—	100	51,064
Residential Construction	20,124	—	—	—	—	20,124
Consumer	35,054	114	38	—	191	35,397
Total	$768,271	$933	$38	$—	$6,252	$775,494

Non-accrual loans amounted to $1,157 at December 31, 2019 and were comprised of three commercial loans totaling $266, two commercial real estate loans totaling $466, one residential mortgage loan totaling $172, and four consumer loans totaling $253.  Non-accrual loans amounted to $6,252 at December 31, 2018, and were comprised of two commercial loans totaling $750, two commercial real estate loans totaling $381, five agriculture loans totaling $4,830, two residential mortgage loans totaling $100, and one consumer loan totaling $191.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loan was on non-accrual status at December 31, 2019.  There was a $261 commitment to lend additional funds to a borrower whose loan was on non-accrual status at December 31, 2018.

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

Impaired loans, segregated by loan class, as of December 31, 2019 and 2018 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2019
Commercial	$1,694	$266	$1,385	$1,651	$26
Commercial Real Estate	715	466	250	716	19
Agriculture	—	—	—	—	—
Residential Mortgage	1,152	172	912	1,084	171
Residential Construction	724	—	691	691	56
Consumer	340	253	80	333	1
Total	$4,625	$1,157	$3,318	$4,475	$273

December 31, 2018
Commercial	$3,591	$300	$2,602	$2,902	$496
Commercial Real Estate	780	381	261	642	21
Agriculture	4,830	4,830	—	4,830	—
Residential Mortgage	1,669	100	1,451	1,551	287
Residential Construction	560	—	560	560	49
Consumer	403	191	198	389	2
Total	$11,833	$5,802	$5,072	$10,874	$855

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the years ended December 31, 2019, 2018, and 2017 was as follows:

	December 31, 2019		December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,184	$128	$2,986	$181	$3,980	$157
Commercial Real Estate	636	182	1,681	15	1,780	15
Agriculture	1,922	240	966	—	—	—
Residential Mortgage	1,219	72	1,834	72	2,543	92
Residential Construction	681	35	612	28	732	37
Consumer	366	31	439	27	548	26
Total	$7,008	$688	$8,518	$323	$9,583	$327

None of the interest on impaired loans was recognized using a cash basis of accounting for the years ended December 31, 2019, 2018, and 2017.

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

The Company had $3,413 and $4,813 in TDR loans as of December 31, 2019 and 2018, respectively.  Specific reserves for TDR loans totaled $273 and $405 as of December 31, 2019 and 2018, respectively.  TDR loans performing in compliance with modified terms totaled $3,318 and $4,622 as of December 31, 2019 and 2018, respectively.  There were no commitments to advance additional funds on existing TDR loans as of December 31, 2019.

Loans modified as troubled debt restructurings during the year ended December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31, 2019
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

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance. No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the years ended December 31, 2019, 2018 and 2017.  The Company considers a loan to be in payment default when it is 90 days or more past due.

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

Risk Rating “1” – Pass (High Quality):  This category is reserved for loans fully secured by Company CDs or savings accounts and properly margined (as defined in the Company’s Credit Policy) and actively traded securities (including stocks, as well as corporate, municipal and U.S. Government bonds).

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

The following table presents the risk ratings by loan class as of December 31, 2019 and 2018.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2019
Commercial	$104,944	$428	$768	$—	$—	$106,140
Commercial Real Estate	427,991	17,739	6,044	—	—	451,774
Agriculture	105,573	7,823	2,355	—	—	115,751
Residential Mortgage	64,596	—	347	—	—	64,943
Residential Construction	15,212	—	—	—	—	15,212
Consumer	25,933	500	392	—	—	26,825
Total	$744,249	$26,490	$9,906	$—	$—	$780,645

December 31, 2018
Commercial	$121,848	$66	$2,813	$450	$—	$125,177
Commercial Real Estate	395,436	14,272	10,398	—	—	420,106
Agriculture	104,809	11,750	7,067	—	—	123,626
Residential Mortgage	50,149	-	915	—	—	51,064
Residential Construction	19,372	752	—	—	—	20,124
Consumer	34,272	590	535	—	—	35,397
Total	$725,886	$27,430	$21,728	$450	$—	$775,494

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2019, 2018 and 2017.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Provision for loan losses	(415)	956	520	(251)	(138)	(9)	(663)	—

Charge-offs	(638)	—	(98)	—	—	(43)	—	(779)
Recoveries	209	—	—	74	21	9	—	313
Net charge-offs	(429)	—	(98)	74	21	(34)	—	(466)
Ending Balance	2,354	6,846	2,054	466	201	236	199	12,356
Period-end amount allocated to:
Loans individually evaluated for impairment	26	19	—	171	56	1	—	273
Loans collectively evaluated for impairment	2,328	6,827	2,054	295	145	235	199	12,083
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for loan losses	1,036	572	85	(19)	(173)	(92)	691	2,100

Charge-offs	(509)	(142)	—	—	—	(34)	—	(685)
Recoveries	46	—	—	34	131	63	—	274
Net charge-offs	(463)	(142)	—	34	131	29	—	(411)
Ending Balance	3,198	5,890	1,632	643	318	279	862	12,822
Period-end amount allocated to:
Loans individually evaluated for impairment	496	21	—	287	49	2	—	855
Loans collectively evaluated for impairment	2,702	5,869	1,632	356	269	277	862	11,967
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2016	$3,571	$3,910	$1,262	$660	$440	$498	$558	$10,899
Provision for loan losses	(567)	1,550	285	(7)	(85)	(189)	(387)	600

Charge-offs	(681)	—	—	(121)	—	(33)	—	(835)
Recoveries	302	—	—	96	5	66	—	469
Net charge-offs	(379)	—	—	(25)	5	33	—	(366)
Ending Balance	2,625	5,460	1,547	628	360	342	171	11,133
Period-end amount allocated to:
Loans individually evaluated for impairment	53	36	—	302	76	3	—	470
Loans collectively evaluated for impairment	2,572	5,424	1,547	326	284	339	171	10,663
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133

The Company’s investment in loans as of December 31, 2019, 2018, and 2017 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2019
Loans individually evaluated for impairment	$1,651	$716	$—	$1,084	$691	$333	$4,475
Loans collectively evaluated for impairment	104,489	451,058	115,751	63,859	14,521	26,492	776,170
Ending Balance	$106,140	$451,774	$115,751	$64,943	$15,212	$26,825	$780,645

December 31, 2018
Loans individually evaluated for impairment	$2,902	$642	$4,830	$1,551	$560	$389	$10,874
Loans collectively evaluated for impairment	122,275	419,464	118,796	49,513	19,564	35,008	764,620
Ending Balance	$125,177	$420,106	$123,626	$51,064	$20,124	$35,397	$775,494
December 31, 2017
Loans individually evaluated for impairment	$3,660	$1,996	$—	$2,277	$650	$418	$9,001
Loans collectively evaluated for impairment	131,355	396,350	113,555	39,804	20,649	38,482	740,195
Ending Balance	$135,015	$398,346	$113,555	$42,081	$21,299	$38,900	$749,196

(5)	Mortgage Operations

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the year ended December 31, 2019 for cash proceeds equal to the fair value of the loans.  At December 31, 2019 and 2018, the Company serviced real estate mortgage loans for others totaling $208,862 and $211,845, respectively.

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

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2019, 2018 and 2017.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	December 31, 2018	Additions	Reductions	December 31, 2019
Mortgage servicing rights	$1,579	$198	$(296)	$1,481
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,579	$198	$(296)	$1,481

	December 31, 2017	Additions	Reductions	December 31, 2018
Mortgage servicing rights	$1,712	$141	$(274)	$1,579
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,712	$141	$(274)	$1,579

	December 31, 2016	Additions	Reductions	December 31, 2017
Mortgage servicing rights	$1,815	$229	$(332)	$1,712
Valuation allowance	(21)	—	21	—
Mortgage servicing rights, net of valuation allowance	$1,794	$229	$(311)	$1,712

At December 31, 2019 and December 31, 2018, the estimated fair market value of the Company's mortgage servicing rights asset was $1,631 and $2,091, respectively.

The Company received contractually specified servicing fees of $523, $549, and $575 for the years ended December 31, 2019, 2018, and 2017, respectively.  Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

(6)        Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2019	2018
Land	$2,292	$2,679
Buildings	5,095	5,103
Furniture and equipment	12,791	11,930
Leasehold improvements	2,184	2,002

	22,362	21,714
Less accumulated depreciation and amortization	15,768	15,068

	$6,594	$6,646

Depreciation and amortization expense, included in occupancy and equipment expense, was $721, $565, and $600 for the years ended December 31, 2019, 2018, and 2017, respectively.

(7)	Interest Receivable and other assets

Interest receivable and other assets consisted of the following at December 31 of the indicated years:

	2019	2018
Interest receivable	$4,295	$4,158
Mortgage servicing rights asset	1,481	1,579
Officer’s Life Insurance	16,725	16,262
Deferred tax assets, net (see Note 18)	3,481	6,016
Operating lease right of use asset	6,962	—
Prepaid and other	4,386	4,121

	$37,330	$32,136

(8)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2019 and 2018.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans.  At December 31, 2019, the Company had a current collateral borrowing capacity with the FHLB of $349,068 and, at such date, also had unsecured formal lines of credit totaling $82,000 with correspondent banks.

The Company had no long-term borrowings during the years ended December 31, 2019 and 2018.

(9) Leases

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  As a result, the Company recognized a right-of-use asset of $4,417 included in Interest receivable and other assets and lease liabilities of $4,812 included in Interest payable and other liabilities on the Consolidated Balance Sheets.  The recognition of a cumulative-effect adjustment to the opening balance of retained earnings was not necessary as prior to the adoption of this ASU, the Company recognized lease expense on a straight-line basis over the life of the lease term.  As such, the difference between the right-of-use asset and lease liabilities was offset by accrued rent and tenant improvement receivables as of January 1, 2019.

The Bank leases ten branch and administrative locations.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Bank combines lease and nonlease components.  As of December 31, 2019, all of the Bank’s leases are operating leases.

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

As of December 31, 2019, the Company had right-of use assets and lease liabilities totaling $6,962 and $7,483, respectively.  For the year ended December 31, 2019, the Company recognized lease expense totaling $1,049, which included expenses related to short-term leases totaling $115 and a reduction of $82 for the recognition of deferred gain on sale-leaseback.  Lease expense is included in Occupancy and equipment expense on the Condensed Consolidated Statements of Income.

The table below summarizes the maturity of remaining lease liabilities at December 31:

(in thousands)	2019
2020	$1,116
2021	1,118
2022	1,065
2023	1,006
2024	899
After 2025	3,080
Total lease payments	8,284
Less: interest	(801)
Present value of lease liabilities	$7,483

The following table presents supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$882
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,827

The following table presents the weighted average operating lease term and discount rate at December 31:

2019
Weighted-average remaining lease term - operating leases, in years	8.01
Weighted-average discount rate - operating leases	2.52%

(10)         Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2019	2018
Undisbursed loan commitments	$198,534	$201,983
Standby letters of credit	2,455	2,974
Commitments to sell loans	1,240	570

	$202,229	$205,527

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2019, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2019, there was $2,455 issued in performance standby letters of credit and the Bank carried no liability.  The Bank has experienced no draws on these letters of credit and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $840 and $800 at December 31, 2019 and 2018, respectively, which is recorded in “interest payable and other liabilities” on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2019, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

(11)         Commitments and Contingencies

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options.  Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,049, $878, and $868 for the years ended December 31, 2019, 2018, and 2017, respectively.  See Note 9 for a summary of future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year.

At December 31, 2019, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2020	$39,066
2021	8,794
2022	2,843
2023	2,452
2024	286

$53,441

The Company is subject to various legal proceedings in the normal course of its business.  In the opinion of management, after having consulted with legal counsel, the outcome of the pending legal proceedings should not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(12)         Capital Adequacy and Restriction on Dividends

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

In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the guidelines published by the Basel Committee on Banking Supervision ("Basel Committee") known as the Basel III Global Regulatory Framework for Capital and Liquidity.  The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.   These rules adopted by the FRB and the other federal banking agencies (the U.S. Basel III Capital Rules) replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules, in accordance with certain transition provisions.

Banks, such as First Northern, became subject to the new rules on January 1, 2015.  The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  The final rules provide for increased minimum capital ratios as follows: (a) a common equity Tier1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets).  The capital conservation buffer is designed to absorb losses during periods of economic stress.

Pursuant to the EGRRCPA, the FRB adopted a final rule, effective August 31, 2018, amending the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to increase the consolidated assets threshold to qualify to utilize the provisions of the policy statement from $1 billion to $3 billion. Bank holding companies, such as the Company, are subject to capital adequacy requirements of the FRB; however, bank holding companies which are subject to the policy statement are not subject to compliance with the regulatory capital requirements until they hold $3 billion or more in consolidated total assets. As a consequence, as of December 31, 2018, the Company was not required to comply with the FRB’s regulatory capital requirements until such time that its consolidated total assets equal $3 billion or more or if the FRB determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to these regulatory capital requirements, it would have exceeded all regulatory requirements.

In November 2019, the bank regulatory agencies jointly adopted a final rule, that became effective January 1, 2020, that provides for a simple measure of capital adequacy for certain community banking organizations, consistent with the EGRRCPA.  Under the final rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets, such as the Company and the Bank, and that meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio framework. These qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of the FDIA. At the present time, the Company does not intend to elect to use the community bank leverage framework.

Management believes, as of December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject.  As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2019 and 2018, respectively, as set forth in the following table (calculated in accordance with the Basel III capital rules):

	The Bank
	2019		2018		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$129,237	9.9%	$114,342	9.0%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	129,237	14.6%	114,342	13.1%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	129,237	14.6%	114,342	13.1%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	140,342	15.8%	125,287	14.4%	8.0%	10.0%

Cash dividends declared by the Bank are restricted under California State banking laws to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during those periods.

(13) Fair Value Measurement

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018.

December 31, 2019	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$43,255	$43,255	$—	$—
Securities of U.S. government agencies and corporations	53,912	—	53,912	—
Obligations of states and political subdivisions	27,031	—	27,031	—
Collateralized mortgage obligations	79,420	—	79,420	—
Mortgage-backed securities	139,279	—	139,279	—

Total investments at fair value	$342,897	$43,255	$299,642	$—

December 31, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$50,682	$50,682	$—	$—
Securities of U.S. government agencies and corporations	42,076	—	42,076	—
Obligations of states and political subdivisions	19,168	—	19,168	—
Collateralized mortgage obligations	63,799	—	63,799	—
Mortgage-backed securities	138,912	—	138,912	—

Total investments at fair value	$314,637	$50,682	$263,955	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2019 and 2018.

December 31, 2019	Total	Level 1	Level 2	Level 3
Impaired loans	$170	$—	$—	$170

Total assets at fair value	$170	$—	$—	$170

December 31, 2018	Total	Level 1	Level 2	Level 3
Impaired loans	$300	$—	$—	$300
Other real estate owned	1,092	—	—	1,092

Total assets at fair value	$1,392	$—	$—	$1,392

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2019 and 2018.

Key methods and assumptions used in measuring the fair value of impaired loans and other real estate owned as of December 31, 2019 and 2018 were as follows:

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

At December 31, 2019, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Other Real Estate Owned

OREO acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses.  Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy given the valuation includes significant unobservable assumptions.

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments for the years ended December 31, 2019 and 2018, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note).

		2019		2018
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$111,493	$111,493	$116,032	$116,032
Certificates of deposit	2	14,700	14,984	7,595	7,573
Other equity securities	3	6,574	6,574	6,019	6,019
Loans receivable:
Net loans	3	768,873	723,507	763,393	726,179
Loans held-for-sale	2	4,130	4,213	2,295	2,345
Interest receivable	2	4,295	4,295	4,158	4,158
Mortgage servicing rights	3	1,481	1,631	1,579	2,091
Financial liabilities:
Deposits	3	1,138,632	1,035,644	1,124,612	966,464
Interest payable	2	92	92	74	74

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

(14)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2020, payable on March 25, 2020, to shareholders of record as of February 28, 2020.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31 were computed as follows:

	(in thousands, except per share amounts)
	2019	2018	2017
Basic earnings per share:
Net income	$14,721	$12,551	$8,748

Weighted average common shares outstanding	12,772,528	12,732,726	12,698,948

Basic earnings per share	$1.15	$0.99	$0.69

Diluted earnings per share:
Net income	$14,721	$12,551	$8,748

Weighted average common shares outstanding	12,772,528	12,732,726	12,698,948

Effect of dilutive shares	157,122	176,289	161,211

Adjusted weighted average common shares outstanding	12,929,650	12,909,015	12,860,159

Diluted earnings per share	$1.14	$0.97	$0.68

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 226,186 shares, 90,580 shares, and 73,893 shares for the years ended December 31, 2019, 2018, and 2017, respectively.

(15) Stock Compensation Plans

The total number of shares authorized, number of shares outstanding, weighted average exercise prices, exercise prices and weighted average grant date fair value have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2020, payable on March 25, 2020 to shareholders of record as of February 28, 2020.

The Company has one stock option plan. Under the 2016 Stock Incentive Plan (the "Plan"), the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 25,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the Plan during the term of the Plan, the total number of shares of common stock which may be issued upon exercise or settlement of such awards is 100,000 shares and no outside director may receive option grants, stock appreciation rights, restricted stock or stock units for more than 3,000 shares total in any calendar year.  There are  772,333 shares authorized under the 2016 Stock Incentive Plan.  The 2016 Stock Incentive Plan will terminate on March 15, 2026.

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

Stock option activity for the Company’s Stock Incentive Plan during the year ended December 31, 2019 is as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2018	345,618	$7.84
Granted	81,549	10.34
Exercised	—	—
Cancelled/Forfeited	(1,773)	11.82

Balance at December 31, 2019	425,394	$8.30

The following table presents information on stock options for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Stock options outstanding and expected to vest:	425,394	$8.30	$1,193	6.40

Stock options vested and currently exercisable:	235,825	$6.62	$1,039	5.00

The weighted average grant date fair value per share of options granted during the years ended December 31 was $1.73 in 2019, $2.25 in 2018, and $2.42 in 2017.

The intrinsic value of options exercised during the years ended December 31 was $0 in 2019, $81 in 2018 and $0 in 2017.  The fair value of awards vested during the years ended December 31 was $141 in 2019, $114 in 2018 and $85 in 2017.

At December 31, 2019, the range of exercise prices for all outstanding options ranged from $3.11 to $11.82.

As of December 31, 2019, there was $250 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

For the years ended December 31, 2019, 2018, and 2017 there was $150, $140, and $111, respectively, of recognized compensation related to stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2019	2018	2017
Risk-Free Interest Rate	2.47%	2.57%	1.89%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	11.86%	14.44%	22.88%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees.  The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2019:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2018	124,311	$8.51
Granted	46,475	10.36
Vested	(35,618)	6.32
Cancelled/Forfeited	(3,465)	9.86

Balance at December 31, 2019	131,703	$9.72

The aggregate intrinsic value of restricted stock awards vested in calendar years 2019, 2018, and 2017 was $364, $323, and $200, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $10.36 in 2019, $11.82 in 2018, and $10.03 in 2017.

As of December 31, 2019, there was $634 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

For the year ended December 31, 2019, 2018, and 2017, there was $308, $262, and $211, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The total number of shares authorized, number of shares purchased and stock price have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2020, payable March 25, 2020 to shareholders of record as of February 28, 2020.

The Company has an Employee Stock Purchase Plan ("ESPP").  Under the 2016 ESPP, the Company is authorized to issue to an eligible employee shares of common stock.  There are 310,041 shares authorized under the 2016 ESPP, which include authorized but unissued shares under the 2006 Amended ESPP.  The 2016 ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent  of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period.  Approximately 39 percent  of eligible employees are participating in the Plan in the current participation period, which began November 24, 2019 and will end November 23, 2020.

Under the Plan, at the annual stock purchase date of November 22, 2019, there were $96 in contributions, and 10,365 shares were purchased at a price of $9.23.  For the year ended December 31, 2019, 2018, and 2017, there was $17, $22, and $56, respectively, of recognized compensation related to ESPP issuances.  Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

(16) Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 12 months and 1,000 hours of service are eligible.  Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $2,230, $2,104 and $2,050 in 2019, 2018, and 2017, respectively.

(17)	Supplemental Compensation Plans

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

The SERP benefit is calculated using 3-year average salary plus 7-year average bonus (average compensation).  For each year of service, the benefit formula credits 2% to 2.5% of average compensation up to a cumulative maximum of 50%.  Therefore, for an executive serving 20 to 25 years, the target benefit is 50% of average compensation.

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

The Bank uses a December 31 measurement date for these plans.

	For the Year Ended December 31,
	2019	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$5,322	$5,419	$4,523
Service cost	213	174	99
Interest cost	221	185	171
Plan loss (gain)	387	(184)	948
Benefits Paid	(272)	(272)	(322)
Benefit obligation at end of year	$5,871	$5,322	$5,419

Change in plan assets
Employer Contribution	$272	$272	$322
Benefits Paid	(272)	(272)	(322)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(5,871)	$(5,322)	$(5,419)
Unrecognized net plan loss	1,943	1,643	1,929
Unrecognized prior service cost	37	39	40
Net amount recognized	$(3,891)	$(3,640)	$(3,450)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(5,871)	$(5,322)	$(5,419)
Accumulated other comprehensive loss	1,980	1,682	1,969
Net amount recognized	$(3,891)	$(3,640)	$(3,450)

The Company expects to recognize approximately $117 of the unrecognized net actuarial loss and prior service cost as a component of net periodic benefit cost in 2020.

	For the Year Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost
Service cost	$213	$174	$99
Interest cost	221	185	171
Amortization of prior service cost	2	2	61
Recognized actuarial loss	87	101	58
Net periodic benefit cost	523	462	389

Additional Information
Minimum benefit obligation at year end	$5,871	$5,322	$5,419
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$298	$(287)	$827

Assumptions used to determine benefit obligations at December 31	2019	2018	2017
Discount rate used to determine net periodic benefit cost for years ended December 31	4.10%	3.40%	3.80%

Discount rate used to determine benefit obligations at December 31	3.00%	4.10%	3.40%

Future salary increases	5.70%	5.70%	5.20%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $272 in benefit payments during fiscal 2019. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2020	$272
2021	276
2022	332
2023	332
2024	332
2025 to 2029	1,716

Disclosure of settlements and curtailments:

There were no events during fiscal 2019 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2019	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$787	$856	$830
Service cost	2	12	11
Interest cost	28	25	27
Plan loss (gain)	63	(37)	18
Benefits paid	(60)	(69)	(30)
Benefit obligation at end of year	$820	$787	$856

Change in plan assets
Employer contribution	$60	$69	$30
Benefits paid	(60)	(69)	(30)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(820)	$(787)	$(856)
Unrecognized net plan gain	22	(40)	(4)
Net amount recognized	$(798)	$(827)	$(860)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(820)	$(787)	$(856)
Accumulated other comprehensive loss (income)	22	(40)	(4)
Net amount recognized	$(798)	$(827)	$(860)

	For the Year Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost
Service cost	$2	$12	$11
Interest cost	28	25	27
Recognized actuarial gain	—	—	—
Net periodic benefit cost	30	37	38

Additional Information
Minimum benefit obligation at year end	$820	$787	$856
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$62	$(36)	$18

Assumptions used to determine benefit obligations at December 31	2019	2018	2017
Discount rate used to determine net periodic benefit cost for years ended December 31	3.70%	3.00%	3.30%

Discount rate used to determine benefit obligations at December 31	2.40%	3.70%	3.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $60 in benefit payments during fiscal 2019. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2020	$60
2021	75
2022	76
2023	75
2024	75
2025 to 2029	359

Disclosure of settlements and curtailments:

There were no events during fiscal 2019 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2019 and 2018 totaled $2,614 and $2,548, respectively.  The increase in accrued liability for the 2001 Executive Deferral Plan totaled $12 during each of the years ended December 31, 2019 and 2018.  The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2019, 2018, and 2017 totaled $12, $12, and $14, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of director's fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2019 and 2018 totaled $144 and $140, respectively.  The increase in accrued liability for the 2001 Director Deferral Plan totaled $1 during each of the years ended December 31, 2019 and 2018.  The expenses for the 2001 Director Deferral Plan totaled $1 for each of the years ended December 31, 2019, 2018, and 2017.

(18)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2019	2018	2017
Current:
Federal	$3,056	$3,654	$4,611
State	2,164	2,300	1,788

	5,220	5,954	6,399
Deferred:
Federal	472	(711)	1,914
State	(22)	(499)	5

	450	(1,210)	1,919

	$5,670	$4,744	$8,318

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 consisted of:

	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,901	$4,027
Deferred compensation	108	116
Retirement compensation	1,378	1,313
Stock option compensation	181	127
Postretirement benefits	576	472
Current state franchise taxes	457	470
Non-accrual interest	11	118
Low income housing tax credit partnership	—	128
Sale-leaseback	75	100
Lease liability	2,212	—
Investment securities unrealized loss	—	1,560
Other	160	282

Deferred tax assets	9,059	8,713

Deferred tax liabilities:
Fixed assets depreciation	1,455	1,478
FHLB dividends	187	187
Tax credit – loss on pass-through	210	—
Deferred loan costs	780	806
Mortgage servicing rights	164	142
Investment securities unrealized gain	630	—
Right of Use Asset	2,058	—
Other	94	84

Total deferred tax liabilities	5,578	2,697

Net deferred tax assets (see Note 7)	$3,481	$6,016

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2019, the Company had no state net operating loss carry forwards and no federal tax credit carry forwards.

A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31 is as follows:

	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%

Increase (decrease) in tax rate due to:
State franchise tax, net of federal benefit	8.3%	8.2%	6.9%
Reduction for tax exempt interest	(1.2)%	(0.8)%	(0.6)%
Cash surrender value of life insurance	(0.5)%	(0.5)%	(0.9)%
Tax rate change	0.0%	0.0%	9.8%
Other tax credits	(0.1)%	(0.5)%	(1.1)%
Other	0.3%	0.0%	0.6%

Effective income tax rate	27.8%	27.4%	48.7%

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2019 and 2018.  The Company recognized no changes in unrecognized tax benefits during 2019 and 2018 due to the expiration of a statute of limitations.  The Company had no significant uncertain tax positions as of December 31, 2019 and December 31, 2018.  The Company does not currently anticipate any significant increase or decrease in unrecognized tax benefits during 2020.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2019, there were no unrecognized interest and penalties.  The tax years ended December 31, 2018, 2017, and 2016 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2018, 2017, 2016, and 2015 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

(19)        Accumulated Other Comprehensive Income/(Loss)

The following table details activity in accumulated other comprehensive income (loss) for the year ended December 31, 2019.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)
Current period other comprehensive income (loss), net of tax	5,428	(213)	(45)	5,170
Balance as of December 31, 2019	$1,561	$(1,411)	$(16)	$134

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2018.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)
Current period other comprehensive income (loss), net of tax	(870)	205	26	(639)
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2017.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2016	$(1,678)	$(686)	$14	$(2,350)
Current period other comprehensive (loss) income, net of tax	(846)	(591)	(11)	(1,448)
Tax rate change reclassification	(473)	(126)	—	(599)
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)

(20)        Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,841	$1,266	$1,085
Income taxes	4,560	4,105	7,265

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	6,610	6,046	5,295
Fair value adjustment of securities available for sale, net of tax of $2,188, ($349), and $(564) for the years ended December 31, 2019, 2018, and 2017, respectively	5,428	(870)	(846)
Loans held-for-investment transferred to other real estate owned	—	1,092	—
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	7,827	—	—

(21)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2019	2018
Assets
Cash	$3,544	$3,155
Investment in wholly-owned subsidiary	129,371	109,306

Total assets	$132,915	$112,461
Liabilities and stockholders’ equity
Liabilities	—	—
Stockholders’ equity	132,915	112,461

Total liabilities and stockholders’ equity	$132,915	$112,461

Statements of Income	2019	2018	2017
Dividends from subsidiary	$—	$—	$—
Other operating expenses	(247)	(226)	(224)
Income tax benefit	73	66	92
Loss before undistributed earnings of subsidiary	(174)	(160)	(132)
Equity in undistributed earnings of subsidiary	14,895	12,711	8,880

Net income	$14,721	$12,551	$8,748

Statements of Cash Flows	2019	2018	2017
Net income	$14,721	$12,551	$8,748
Adjustments to reconcile net income to net cash provided by operating activities
Stock plan accruals	475	424	378
Equity in undistributed earnings of subsidiary	(14,895)	(12,711)	(8,880)

Net cash provided by operating activities	301	264	246

Cash flows from financing activities:
Common stock issued	96	91	78
Cash in lieu of fractional shares	(8)	(10)	(10)

Net cash provided by financing activities	88	81	68

Net change in cash	389	345	314

Cash at beginning of year	3,155	2,810	2,496

Cash at end of year	$3,544	$3,155	$2,810

(22) Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $4,542, $5,186 and $5,283 at December 31, 2019, 2018, and 2017, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2019	2018	2017
Outstanding balance, beginning of year	$1,729	$2,472	$2,373
Credit granted	2,178	1,682	3,014
Repayments / Reductions	(794)	(2,425)	(2,915)

Outstanding balance, end of year	$3,113	$1,729	$2,472

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

Internal controls over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published consolidated financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  See “Management’s Report” included in Item 8 of this Annual Report on Form 10-K for management’s report on the adequacy of internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2020 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” and “Nomination and Election of Directors.”  Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act.  To the extent disclosure for delinquent reports is being made, it can be found in, and is incorporated herein by reference to, the section of the Company’s proxy statement for its 2020 Annual Meeting of Shareholders entitled “Delinquent Section 16(a) Reports”.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2020 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2020 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2019.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2020, payable on March 25, 2020 to shareholders of record as of February 28, 2020.  The plans included in this table are the Company’s 2006 Stock Incentive Plan and 2016 Stock Incentive Plan.  See "Stock Compensation Plans" in Note 15 of Notes to Consolidated Financial Statements included in this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted-average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	425,394	$8.30	131,703	$9.72	343,807
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	425,394	$8.30	131,703	$9.72	343,807

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2020 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2020 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

(a)(3) Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
Exhibit Number

3.1	Amended Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report for the year ended December 31, 2018

3.2	Amended and Restated Bylaws of the Company (as amended) – incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report for the year ended December 31, 2018

4.1	Description of the Registrant’s Common Stock – provided herewith
10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

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

10.26
Amended and Restated Executive Deferral Plan of First Northern Bank effective July 20, 2017 – incorporated herein by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.27
Executive Retirement/Retention Participation Agreement for Joe Danelson, Executive Vice President and Chief Credit Officer – incorporated herein by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.28
Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith, Senior Executive Vice President and Chief Financial Officer & Chief Operating Officer – incorporated herein by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.29
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Jeremiah Z. Smith, Senior Executive Vice President and Chief Operating Officer – incorporated herein by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.30
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Kevin Spink, Executive Vice President and Chief Financial Officer.– incorporated herein by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.31
Change of Control Agreement between First Northern Bank of Dixon and Joe Danelson, Executive Vice President and Chief Credit Officer.– incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.32
Change of Control Agreement between First Northern Bank of Dixon and Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.33
Executive Retirement/Retention Participation Agreement for Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.34
Amended Form of Salary Continuation Agreement between First Northern Bank of Dixon and Bruce Orris, Executive Vice President and Chief Information Officer.– incorporated herein by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the twelve months ended December 31, 2019, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2020.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 5, 2020
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Senior Executive Vice President/Chief Operating Officer	March 5, 2020
Jeremiah Z. Smith	(Principal Operating Officer)

/s/ Kevin Spink	Executive Vice President/Chief Financial Officer	March 5, 2020
Kevin Spink	(Principal Financial Officer)

/s/ FRANK J. ANDREWS, JR.	Director	March 5, 2020
Frank J. Andrews, Jr.

/s/ PATRICK R. BRADY	Director	March 5, 2020
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director	March 5, 2020
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Vice Chairman of the Board	March 5, 2020
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 5, 2020
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director and Chairman of the Board	March 5, 2020
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 5, 2020
Foy S. McNaughton

/s/ SEAN P. QUINN	Director	March 5, 2020
Sean P. Quinn

/s/ DANIEL F. RAMOS	Director	March 5, 2020
Daniel F. Ramos

/s/ MARK C. SCHULZE	Director	March 5, 2020
Mark C. Schulze