Form 10-Q
period 2020-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2020-05-07
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
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

The number of shares of Common Stock outstanding as of May 1, 2020 was 12,968,567.

FIRST NORTHERN COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2020	December 31, 2019

Assets

Cash and cash equivalents	$143,861	$111,493
Certificates of deposit	24,745	14,700
Investment securities – available-for-sale	354,950	342,897
Loans, net of allowance for loan losses of $12,869 at March 31, 2020 and $12,356 at December 31, 2019	758,258	768,873
Loans held-for-sale	6,464	4,130
Stock in Federal Home Loan Bank and other equity securities, at cost	6,574	6,574
Premises and equipment, net	6,404	6,594
Interest receivable and other assets	39,940	37,330

Total Assets	$1,341,196	$1,292,591

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$452,662	$423,095
Interest-bearing transaction deposits	327,649	317,681
Savings and MMDA's	351,172	344,415
Time, $250,000 or less	36,978	37,564
Time, over $250,000	13,569	15,877
Total deposits	1,182,030	1,138,632

Interest payable and other liabilities	18,373	21,044

Total Liabilities	1,200,403	1,159,676
Commitments and contingencies
Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 12,968,567 shares issued and outstanding at March 31, 2020 and 12,919,132 shares issued and outstanding at December 31, 2019	100,673	100,187
Additional paid-in capital	977	977
Retained earnings	33,940	31,617
Accumulated other comprehensive income, net	5,203	134
Total Stockholders’ Equity	140,793	132,915

Total Liabilities and Stockholders’ Equity	$1,341,196	$1,292,591

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended March 31, 2020	Three months ended March 31, 2019
Interest and dividend income:
Loans	$9,235	$9,612
Due from banks interest bearing accounts	533	641
Investment securities
Taxable	1,757	1,633
Non-taxable	100	50
Other earning assets	124	115
Total interest and dividend income	11,749	12,051
Interest expense:
Deposits	518	371
Total interest expense	518	371
Net interest income	11,231	11,680
Provision for loan losses	650	—
Net interest income after provision for loan losses	10,581	11,680
Non-interest income:
Service charges on deposit accounts	436	480
Gains on sales of loans held-for-sale	164	115
Investment and brokerage services income	158	149
Mortgage brokerage income	35	59
Loan servicing income	123	90
Debit card income	500	491
Gains on sales/calls of available-for-sale securities	38	—
Other income	195	475
Total non-interest income	1,649	1,859
Non-interest expenses:
Salaries and employee benefits	5,752	5,372
Occupancy and equipment	895	654
Data processing	615	603
Stationery and supplies	79	62
Advertising	70	68
Directors’ fees	44	45
Other real estate owned expense	—	56
Other expense	1,115	1,158
Total non-interest expenses	8,570	8,018
Income before provision for income taxes	3,660	5,521
Provision for income taxes	981	1,536

Net income	$2,679	$3,985

Basic earnings per common share	$0.21	$0.31
Diluted earnings per common share	$0.21	$0.31

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Net income	$2,679	$3,985
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period, net of tax effect of $2,055 and $595 for the three-month periods ended March 31, 2020 and March 31, 2019, respectively	5,096	1,478
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $(11) and $0 for the three-month periods ended March 31, 2020 and March 31, 2019, respectively	(27)	—
Other comprehensive income	$5,069	$1,478
Comprehensive income	$7,748	$5,463

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)
	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2018	12,253,812	$92,618	$977	$23,902	$(5,036)	$112,461
Net income				3,985		3,985
Other comprehensive income, net of tax					1,478	1,478
Stock dividend adjustment	1,401	330		(330)		—
Cash in lieu of fractional shares	(116)			(8)		(8)
Stock-based compensation		111				111
Common shares issued related to restricted stock grants	40,258	—				—
Balance at March 31, 2019	12,295,355	$93,059	$977	$27,549	$(3,558)	$118,027

Balance at December 31, 2019	12,919,132	$100,187	$977	$31,617	$134	$132,915
Net income				2,679		2,679
Other comprehensive income, net of tax					5,069	5,069
Stock dividend adjustment	1,310	348		(348)		—
Cash in lieu of fractional shares	(166)			(8)		(8)
Stock-based compensation		134				134
Common shares issued related to restricted stock grants, net of reversals	38,224	—				—
Stock options exercised, net	10,067	4				4
Balance at March 31, 2020	12,968,567	$100,673	$977	$33,940	$5,203	$140,793

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash Flows From Operating Activities
Net income	$2,679	$3,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	239	168
Accretion and amortization of investment securities premiums and discounts, net	404	425
Increase (decrease) in deferred loan origination fees and costs, net	22	(23)
Provision for loan losses	650	—
Stock-based compensation	134	111
Gain on sale of fixed assets	—	(281)
Gains on sales/calls of available-for-sale securities	(38)	—
Amortization of operating lease right-of-use asset	254	192
Gain on sales of loans held-for-sale	(164)	(115)
Proceeds from sales of loans held-for-sale	7,870	6,173
Originations of loans held-for-sale	(10,040)	(6,170)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(4,908)	789
Net decrease in interest payable and other liabilities	(2,671)	(2,259)
Net cash (used in) provided by operating activities	(5,569)	2,995

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	9,700	17,000
Proceeds from sales of available-for-sale securities	10,344	—
Principal repayments on available-for-sale securities	14,333	11,564
Purchase of available-for-sale securities	(39,683)	(10,928)
Net increase in certificates of deposit	(10,045)	(2,450)
Net decrease in loans	9,943	31,811
Net (purchases) sales/disposals of premises and equipment	(49)	462
Net cash (used in) provided by investing activities	(5,457)	47,459

Cash Flows From Financing Activities
Net increase (decrease) in deposits	43,398	(38,384)
Cash dividends paid in lieu of fractional shares	(8)	(8)
Stock options exercised	4	—
Net cash provided by (used in) financing activities	43,394	(38,392)

Net increase in Cash and Cash Equivalents	32,368	12,062
Cash and Cash Equivalents, beginning of period	111,493	116,032
Cash and Cash Equivalents, end of period	$143,861	$128,094

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$517	$355
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$7,016	$6,610
Unrealized holding gains on available for sale securities, net of taxes	$5,069	$1,478

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 and December 31, 2019

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

2.	ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such the accounting area that could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses is included in the “Asset Quality” and “Allowance for Loan Losses” discussions below. Certain amounts in prior periods have been reclassified to conform to the current presentation.
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

Recently Issued Accounting Pronouncements:

In March 2020, the FASB issued ASU 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).  This ASU adds an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to the FASB Codification Topic 326. This ASU also updates the SEC section of the Codification for the change in the effective date of Topic 842.  This ASU is effective upon addition to the FASB Codification.  The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) is effective on January 1, 2023 for smaller reporting companies with less than $250 million in public float as defined in the SEC's rules.  While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of the Company’s loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments.  The amendments in ASU 2020-03, make narrow-scope improvements to various aspects of the financial instruments guidance, including the current expected credit losses (CECL) standard issued in 2016.  The ASU is part of the FASB’s ongoing Codification improvement project aimed at clarifying specific areas of accounting guidance to help avoid unintended application. The items addressed in that project generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities.  Effective dates for each amendment vary.  The Company does not expect the adoption of this update to have a significant impact on its financial statements.

3.  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2020 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$37,702	$1,422	$—	$39,124
Securities of U.S. government agencies and corporations	50,410	1,364	(3)	51,771
Obligations of states and political subdivisions	26,713	934	(2)	27,645
Collateralized mortgage obligations	88,390	2,402	—	90,792
Mortgage-backed securities	142,431	3,206	(19)	145,618
Total debt securities	$345,646	$9,328	$(24)	$354,950

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

The Company had $20,529,000 and $17,000,000 proceeds from sales, calls and maturities of available-for-sale securities for the three months ended March 31, 2020 and March 31, 2019, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $84,000 and $0 the three months ended March 31, 2020 and March 31, 2019, respectively.  Gross realized losses on sales of available-for-sale securities were $46,000 and $0 for the three months ended March 31, 2020 and March 31, 2019, respectively.

The amortized cost and estimated market value of debt and other securities at March 31, 2020, by contractual and expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$31,232	$31,461
Due after one year through five years	57,494	59,843
Due after five years through ten years	14,087	14,868
Due after ten years	12,012	12,368
Subtotal	114,825	118,540
MBS & CMO	230,821	236,410
Total	$345,646	$354,950

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2020, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Securities of U.S. government agencies and corporations	$1,498	$(3)	$—	$—	$1,498	$(3)
Obligations of states and political subdivisions	1,068	(2)	—	—	1,068	(2)
Mortgage-backed securities	—	—	4,230	(19)	4,230	(19)
Total	$2,566	$(5)	$4,230	$(19)	$6,796	$(24)

No decline in value was considered “other-than-temporary” during the first three months of 2020.  Five securities, all considered investment grade, which had a fair value of $2,566,000 and a total unrealized loss of $5,000 have been in an unrealized loss position for less than twelve months as of March 31, 2020.  Five securities, all considered investment grade, which had a fair value of $4,230,000 and a total unrealized loss of $19,000 have been in an unrealized loss position for more than twelve months as of March 31, 2020.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that we will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of March 31, 2020.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer's financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.  The coronavirus pandemic and the impact of governmental health measures in response thereto may increase the likelihood of such other than temporary impairments.

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

Investment securities carried at $39,091,000 and $37,943,000 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.  LOANS

The composition of the Company’s loan portfolio, by loan class, as of March 31, 2020 and December 31, 2019 was as follows:

($ in thousands)	March 31, 2020	December 31, 2019

Commercial	$113,346	$106,140
Commercial Real Estate	452,611	451,774
Agriculture	94,303	115,751
Residential Mortgage	66,184	64,943
Residential Construction	19,086	15,212
Consumer	25,035	26,825
	770,565	780,645
Allowance for loan losses	(12,869)	(12,356)
Net deferred origination fees and costs	562	584
Loans, net	$758,258	$768,873

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

As of March 31, 2020, approximately 15% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses.  Approximately 59% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans.  Approximately 12% in principal amount of the Company's loans were for agriculture, approximately 9% in principal amount of the Company’s loans were residential mortgage loans, approximately 2% in principal amount of the Company’s loans were residential construction loans and approximately 3% in principal amount of the Company’s loans were consumer loans.

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

At March 31, 2020 and December 31, 2019, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”).

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of March 31, 2020 and December 31, 2019, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
March 31, 2020
Commercial	$112,774	$274	$—	$40	$258	$113,346
Commercial Real Estate	451,868	—	234	—	509	452,611
Agriculture	91,503	—	2,800	—	—	94,303
Residential Mortgage	65,536	477	—	—	171	66,184
Residential Construction	19,086	—	—	—	—	19,086
Consumer	24,637	47	—	100	251	25,035
Total	$765,404	$798	$3,034	$140	$1,189	$770,565

December 31, 2019
Commercial	$105,741	$—	$133	$—	$266	$106,140
Commercial Real Estate	451,215	—	93	—	466	451,774
Agriculture	115,751	—	—	—	—	115,751
Residential Mortgage	64,771	—	—	—	172	64,943
Residential Construction	15,212	—	—	—	—	15,212
Consumer	26,472	100	—	—	253	26,825
Total	$779,162	$100	$226	$—	$1,157	$780,645

Non-accrual loans amounted to $1,189,000 at March 31, 2020 and were comprised of three commercial loans totaling $258,000, three commercial real estate loans totaling $509,000, one residential mortgage loan totaling $171,000 and four consumer loans totaling $251,000.  The Company had one commercial loan totaling $40,000 and one consumer loan totaling $100,000 that were 90 days or more past due and still accruing at March 31, 2020.  Non-accrual loans amounted to $1,157,000 at December 31, 2019 and were comprised of three commercial loans totaling $266,000, two commercial real estate loans totaling $466,000, one residential mortgage loan totaling $172,000 and four consumer loans totaling $253,000.  All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent.  If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.  There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at March 31, 2020.

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

Impaired loans, segregated by loan class, as of March 31, 2020 and December 31, 2019 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2020
Commercial	$1,524	$258	$1,204	$1,462	$21
Commercial Real Estate	783	509	247	756	19
Agriculture	–	—	—	—	—
Residential Mortgage	1,144	171	904	1,075	168
Residential Construction	713	—	681	681	49
Consumer	336	251	79	330	2
Total	$4,500	$1,189	$3,115	$4,304	$259

December 31, 2019
Commercial	$1,694	$266	$1,385	$1,651	$26
Commercial Real Estate	715	466	250	716	19
Agriculture	—	—	—	—	—
Residential Mortgage	1,152	172	912	1,084	171
Residential Construction	724	—	691	691	56
Consumer	340	253	80	333	1
Total	$4,625	$1,157	$3,318	$4,475	$273

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended March 31, 2020 and March 31, 2019 was as follows:

($ in thousands)	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,557	$21	$2,538	$42
Commercial Real Estate	735	4	634	4
Agriculture	—	—	4,804	—
Residential Mortgage	1,079	9	1,451	12
Residential Construction	686	9	652	9
Consumer	332	1	386	3
Total	$4,389	$44	$10,465	$70

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

The Company had $3,202,000 and $3,413,000 in TDR loans as of March 31, 2020 and December 31, 2019, respectively.  Specific reserves for TDR loans totaled $259,000 and $273,000 as of March 31, 2020 and December 31, 2019, respectively.  TDR loans performing in compliance with modified terms totaled $3,115,000 and $3,318,000 as of March 31, 2020 and December 31, 2019, respectively.  There were no commitments to advance additional funds on existing TDR loans as of March 31, 2020.

There were no loans modified as TDRs during the three months ended March 31, 2020.

Loans modified as TDRs during the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31, 2019
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential Construction	2	$189	$189
Total	2	$189	$189

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  There were no loans modified as a TDR within the previous twelve months and for which there was a payment default during the three months ended March 31, 2020 and March 31, 2019.

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to relief, are not TDRs.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table presents the risk ratings by loan class as of March 31, 2020 and December 31, 2019:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2020
Commercial	$109,462	$3,298	$586	$—	$—	$113,346
Commercial Real Estate	429,125	19,101	4,385	—	—	452,611
Agriculture	82,755	—	11,548	—	—	94,303
Residential Mortgage	65,847	—	337	—	—	66,184
Residential Construction	19,086	—	—	—	—	19,086
Consumer	24,147	—	888	—	—	25,035
Total	$730,422	$22,399	$17,744	$—	$—	$770,565

December 31, 2019
Commercial	$104,944	$428	$768	$—	$—	$106,140
Commercial Real Estate	427,991	17,739	6,044	—	—	451,774
Agriculture	105,573	7,823	2,355	—	—	115,751
Residential Mortgage	64,596	—	347	—	—	64,943
Residential Construction	15,212	—	—	—	—	15,212
Consumer	25,933	500	392	—	—	26,825
Total	$744,249	$26,490	$9,906	$—	$—	$780,645

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses and the amount allocated to individually and collectively evaluated for impairment by loan class for the three months ended March 31, 2020 and March 31, 2019:

Three months ended March 31, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Provision for (reversal of) loan losses	386	560	(266)	70	59	18	(177)	650

Charge-offs	(145)	—	—	—	—	(9)	—	(154)
Recoveries	11	—	—	—	—	6	—	17
Net charge-offs	(134)	—	—	—	—	(3)	—	(137)
Balance as of March 31, 2020	$2,606	$7,406	$1,788	$536	$260	$251	$22	$12,869
Period-end amount allocated to:
Loans individually evaluated for impairment	21	19	—	168	49	2	—	259
Loans collectively evaluated for impairment	2,585	7,387	1,788	368	211	249	22	12,610
Balance as of March 31, 2020	$2,606	$7,406	$1,788	$536	$260	$251	$22	$12,869

Three months ended March 31, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Provision for (reversal of) loan losses	(568)	496	202	(197)	(102)	—	169	—

Charge-offs	(150)	—	—	—	—	(7)	—	(157)
Recoveries	19	—	—	56	1	5	—	81
Net charge-offs	(131)	—	—	56	1	(2)	—	(76)
Balance as of March 31, 2019	$2,499	$6,386	$1,834	$502	$217	$277	$1,031	$12,746
Period-end amount allocated to:
Loans individually evaluated for impairment	37	21	—	267	48	2	—	375
Loans collectively evaluated for impairment	2,462	6,365	1,834	235	169	275	1,031	12,371
Balance as of March 31, 2019	$2,499	$6,386	$1,834	$502	$217	$277	$1,031	$12,746

The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment by loan class as of and for the period ended December 31, 2019.

Year ended December 31, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Provision for (reversal of) loan losses	(415)	956	520	(251)	(138)	(9)	(663)	—

Charge-offs	(638)	—	(98)	—	—	(43)	—	(779)
Recoveries	209	—	—	74	21	9	—	313
Net charge-offs	(429)	—	(98)	74	21	(34)	—	(466)
Ending Balance	2,354	6,846	2,054	466	201	236	199	12,356
Period-end amount allocated to:
Loans individually evaluated for impairment	26	19	—	171	56	1	—	273
Loans collectively evaluated for impairment	2,328	6,827	2,054	295	145	235	199	12,083
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356

The Company’s investment in loans as of March 31, 2020, March 31, 2019, and December 31, 2019 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2020
Loans individually evaluated for impairment	$1,462	$756	$—	$1,075	$681	$330	$4,304
Loans collectively evaluated for impairment	111,884	451,855	94,303	65,109	18,405	24,705	766,261
Ending Balance	$113,346	$452,611	$94,303	$66,184	$19,086	$25,035	$770,565

March 31, 2019
Loans individually evaluated for impairment	$2,174	$625	$4,779	$1,351	$743	$383	$10,055
Loans collectively evaluated for impairment	111,401	418,915	104,970	50,331	16,883	31,052	733,552
Ending Balance	$113,575	$419,540	$109,749	$51,682	$17,626	$31,435	$743,607

December 31, 2019
Loans individually evaluated for impairment	$1,651	$716	$—	$1,084	$691	$333	$4,475
Loans collectively evaluated for impairment	104,489	451,058	115,751	63,859	14,521	26,492	776,170
Ending Balance	$106,140	$451,774	$115,751	$64,943	$15,212	$26,825	$780,645

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2020 for cash proceeds equal to the fair value of the loans.  At March 31, 2020, and December 31, 2019, the Company serviced real estate mortgage loans for others totaling $205,130,000 and $208,862,000, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019

Constant prepayment rate	15.60%	12.10%
Discount rate	10.01%	10.01%
Weighted average life (years)	4.60	5.50

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2020 and December 31, 2019.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2019	Additions	Reductions	March 31, 2020

Mortgage servicing rights	$1,481	$81	$(89)	$1,473
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,481	$81	$(89)	$1,473

At March 31, 2020 and December 31, 2019, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,496,000 and $1,631,000, respectively.

The Company received contractually specified servicing fees of $131,000 and $133,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.  Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

	(in thousands)
March 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$39,124	$39,124	$—	$—
Securities of U.S. government agencies and corporations	51,771	—	51,771	—
Obligations of states and political subdivisions	27,645	—	27,645	—
Collateralized mortgage obligations	90,792	—	90,792	—
Mortgage-backed securities	145,618	—	145,618	—
Total investments at fair value	$354,950	$39,124	$315,826	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	(in thousands)
December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$43,255	$43,255	$—	$—
Securities of U.S. government agencies and corporations	53,912	—	53,912	—
Obligations of states and political subdivisions	27,031	—	27,031	—
Collateralized mortgage obligations	79,420	—	79,420	—
Mortgage-backed securities	139,279	—	139,279	—
Total investments at fair value	$342,897	$43,255	$299,642	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

There were no assets measured at fair value on a non-recurring basis as of  March 31, 2020.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2019:

	(in thousands)
December 31, 2019	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$170	$—	$—	$170
Total assets at fair value	$170	$—	$—	$170

There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2020 and December 31, 2019.

Key methods and assumptions used in measuring the fair value of impaired loans as of December 31, 2019 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation and discounted Cash Flows
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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2020 and December 31, 2019 were approximately as follows:

		March 31, 2020		December 31, 2019
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$143,861	$143,861	$111,493	$111,493
Certificates of deposit	2	24,745	25,109	14,700	14,984
Stock in Federal Home Loan Bank and other equity securities	3	6,574	6,574	6,574	6,574
Loans receivable:
Net loans	3	758,258	712,382	768,873	723,507
Loans held-for-sale	2	6,464	6,683	4,130	4,213
Interest receivable	2	4,393	4,393	4,295	4,295
Mortgage servicing rights	3	1,473	1,496	1,481	1,631
Financial liabilities:
Deposits	3	1,182,030	1,150,166	1,138,632	1,035,644
Interest payable	2	93	93	92	92

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2020	December 31, 2019

Undisbursed loan commitments	$208,260	$198,534
Standby letters of credit	2,082	2,455
Commitments to sell loans	17,316	1,240
	$227,658	$202,229

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2020 and December 31, 2019, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,082,000 and $2,455,000 at March 31, 2020 and December 31, 2019, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $940,000 and $840,000 at March 31, 2020 and December 31, 2019, respectively, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2020 and December 31, 2019, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

8.  STOCK PLANS

On January 23, 2020, the Board of Directors of the Company declared a 5% stock dividend paid on March 25, 2020 to shareholders of record as of February 28, 2020.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	425,373	$8.30
Granted	178,087	$11.19
Expired	—	$—
Cancelled / Forfeited	—	—
Exercised	(15,040)	$3.11
Options outstanding at End of Period	588,420	$9.31	$510,098	7.44
Exercisable (vested) at End of Period	293,924	$7.59	$510,098	5.64

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2020 was $1.41 per share.

The intrinsic value of options exercised was $96,000 and $0 during the three months ended March 31, 2020 and March 31, 2019, respectively.  The fair value of awards vested was $149,000 and $141,000 during the three months ended March 31, 2020 and March 31, 2019, respectively.

As of March 31, 2020, there was $460,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.86 years.

There was $42,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2020.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2020 is presented below:

Three Months Ended March 31, 2020
Risk Free Interest Rate	1.42%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	10.18%

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	131,661	$9.72
Granted	40,985	$11.19
Cancelled/Forfeited	(858)	$10.74
Exercised/Released/Vested	(30,817)	6.56
Non-vested restricted stock outstanding at End of Period	140,971	$10.84	$1,196,844	3.07

The weighted average fair value of restricted stock granted during the three months ended March 31, 2020 was $11.19 per share.

As of March 31, 2020, there was $1,002,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.07 years.

There was $87,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2020.

The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 310,041 shares authorized under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2020, payable March 25, 2020 to shareholders of record as of February 28, 2020.  The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2019 to November 23, 2020.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2020, there was $19,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $6,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2020.

The weighted average fair value at issuance date during the three months ended March 31, 2020 was $2.37.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2020 is presented below:

Three Months Ended March 31, 2020
Risk Free Interest Rate	1.56%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	13.09%

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2020:

($ in thousands)	Unrealized Gains (losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2019	$1,561	$(1,411)	$(16)	$134
Current period other comprehensive income	5,069	—	—	5,069
Balance as of March 31, 2020	$6,630	$(1,411)	$(16)	$5,203

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2019:

($ in thousands)	Unrealized Gains (losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)
Current period other comprehensive income	1,478	—	—	1,478
Balance as of March 31, 2019	$(2,389)	$(1,198)	$29	$(3,558)

10.  OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 23, 2020, the Board of Directors of the Company declared a 5% stock dividend payable on March 25, 2020 to shareholders of record as of February 28, 2020.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2020 and 2019 (dollars in thousands except per share amounts):

	Three months ended March 31,
	2020	2019
Basic earnings per share:
Net income	$2,679	$3,985

Weighted average common shares outstanding	12,795,402	12,752,221
Basic EPS	$0.21	$0.31

Diluted earnings per share:
Net income	$2,679	$3,985

Weighted average common shares outstanding	12,795,402	12,752,221
Effect of dilutive shares	148,036	150,473
Adjusted weighted average common shares outstanding	12,943,438	12,902,694
Diluted EPS	$0.21	$0.31

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 404,262 shares and 226,186 shares for the three months ended March 31, 2020 and March 31, 2019, respectively.  Restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 40,985 and  0 for the three months ended March 31, 2020 and March 31, 2019, respectively.

11.  LEASES

The Bank leases ten branch and administrative locations under operating leases expiring on various dates through 2030.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Bank combines lease and nonlease components.  The Bank had no financing leases as of March 31, 2020.

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

The Company had right-of-use assets totaling $6,708,000 and $6,962,000 as of March 31, 2020 and December 31, 2019, respectively.  The Company had lease liabilities totaling $7,281,000 and $7,483,000 as of March 31, 2020 and December 31, 2019, respectively.  The Company recognized lease expenses totaling $309,000 and $223,000 for the three months ended March 31, 2020 and March 31, 2019, respectively, which included expenses related to short-term leases and recognition of deferred gain on sale-leaseback.  Lease expense is included in Occupancy and equipment expense on the Income Statement.

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	March 31, 2020
2020	$867
2021	1,118
2022	1,065
2023	1,006
2024	899
2025 and thereafter	3,080
Total lease payments	8,035
Less: interest	(754)
Present value of lease liabilities	$7,281

The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2020 and March 31, 2019:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$249	$217
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,417

The following table presents the weighted average operating lease term and discount rate as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019

Weighted-average remaining lease term – operating leases, in years	$7.85	$8.01
Weighted-average discount rate – operating leases	$2.52%	$2.52%

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2019 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

●
Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), and other legislation and governmental measures introduced in response to the financial crisis which began in 2008 and the ensuing recession affecting the banking system, financial markets and the U.S. economy, as well as the effect of the federal Coronavirus Aid, Relief, and. Economic Security Act (“CARES Act”), enacted in April 2020, in an effort to mitigate the consequences of the coronavirus pandemic and the governmental actions in response thereto

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

●	Maintenance of insurance coverages appropriate for our operations

●	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

●	Our expectations regarding the adoption of the expected loss model for determining the allowance for loan losses

●	The effects of the coronavirus pandemic on the U.S., California and global economies and the actions of government to reduce the spread of the virus and to mitigate the resulting economic consequences

●	Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and "Risk Factors" and “Supervision and Regulation” in our 2019 Annual Report on Form 10-K, and in our other reports to the SEC.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission (“SEC”), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Significant results and developments during the first quarter and year-to-date 2020 included:

●	Net income of $2.7 million for the three months ended March 31, 2020, down 32.8% from $4.0 million earned for the same period last year.

●	Diluted earnings per share of $0.21 for the three months ended March 31, 2020, down 32.3% from diluted earnings per share of $0.31 in the same period last year.

●	Net interest income of $11.2 million for the three months ended March 31, 2020, down 3.8% from $11.7 million in the same period last year.

●	Net interest margin of 3.63% for the three months ended March 31, 2020, down 11.2% from 4.09% for the same period last year.

●
Provision for loan losses of $0.7 million for the three months ended March 31, 2020, compared to no provision for the same period last year - the increase being largely driven by the coronavirus pandemic.

●	Total assets of $1.34 billion as of March 31, 2020, up 3.8% from $1.29 billion as of December 31, 2019.

●	Total net loans (including loans held-for-sale) of $764.7 million as of March 31, 2020, down 1.1% from $773.0 million as of December 31, 2019.

●	Total investment securities of $355.0 million as of March 31, 2020, up 3.5% from $342.9 million as of December 31, 2019.

●	Total deposits of $1.18 billion as of March 31, 2020, up 3.8% from $1.14 billion as of December 31, 2019.

Since March 13, 2020, the United States has been operating under a state of emergency declared by President Trump in response to the spread of the coronavirus and the COVID-19 disease which it causes.  On March 4, 2020, California Governor Gavin Newsom declared a similar state-wide emergency.  Also, early in March, a number of county and other local health agencies in California declared emergencies and issued “stay at home” ordinances for all persons other than workers at “essential businesses”.  During March 2020 and continuing thereafter, the pandemic and governmental responses have resulted in recessionary economic, labor and financial market conditions across the United States and in our markets in California, including dramatic increases in unemployment. In response, the FRB reduced its federal funds rate by 1.5 percentage points to .00 to .25 percent.  In addition, in early April 2020, the U.S. government enacted the CARES Act, a $2.2 trillion economic stimulus package, the largest in U.S. history, in an effort to lessen the impact of the pandemic on consumers and businesses.
These developments have had an impact on our business.  Our commercial real estate loan portfolio exposure to industries most affected by the stay-at-home order includes 7.6% to retail properties and business; 1.9% to restaurants and 1.2% to the hospitality/hotel sector.  Loans to these customers are generally secured by real estate with relatively low loan-to-value ratios and strong guarantors.  There is concern that borrowers will draw on their credit lines to support cashflow disruptions caused by the stay at home ordinances. Most of the Bank’s optional advance lines of credit are “controlled” with advances supported by certain assets pledged to the bank for repayment or specific budgeted expense. Therefor advances on our lines have not been unusual.  The Bank monitors credit line advances daily and has not noted any significant, unusual loan advances.  We have also granted customer relief in a variety of ways, including extended grace periods on residential and commercial mortgages, commercial loans, and automobile loan and lease payments, refraining from reporting payment deferrals to credit bureaus and waiving or refunding certain fees.  The increase in our provision for loan and lease losses to $650,000 for the first quarter 2020, compared to no provision for the first quarter 2019, was largely driven by our perception of the impact of the pandemic on our borrowers.  The Bank, in the first part of April 2020, commenced participation the Paycheck Protection Program (PPP) of the Small Business Administration (SBA) which is aimed at providing relief from the pandemic to small businesses through loans by banks guaranteed by the SBA.  In the initial phase of the program, the Bank approved approximately 650 applications for loans under the PPP covering approximately $184 million in funding.  The program was suspended after the initial Congressional appropriation of $349 billion was exhausted.  A second phase of the program, involving a Congressional appropriation of some $310 billion was initiated on April 27, 2020.  As of April 30, 2020, the Bank approved approximately 520 applications in this second phase, covering approximately $42 million in funding.  These loans will be booked in the second quarter of 2020.

Although banks in California are defined as “essential businesses” under the California governmental actions and thus are allowed to remain open, in order to protect the health of our employees, approximately 40% of our employees are now working remotely, a majority of whom would normally be working in our branches or offices.  We have reduced branch hours and erected plexiglass protectors on teller stations in branches.

For additional information on the possible effects of the pandemic on our business, see Item 1.A., “Risk Factors”, in this Report on Form 10-Q.

SUMMARY

The Company recorded net income of $2,679,000 for the three months ended March 31, 2020, representing a decrease of $1,306,000 from net income of $3,985,000 for the same period in 2019.

The following tables present a summary of the results for the three months ended March 31, 2020 and 2019, and a summary of our financial condition at March 31, 2020 and December 31, 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019

(in thousands except for per share amounts and ratios)
For the Period:
Net Income	$2,679	$3,985
Basic Earnings Per Common Share	$0.21	$0.31
Diluted Earnings Per Common Share	$0.21	$0.31
Net Income to Average Assets (annualized)	0.81%	1.30%
Net Income to Average Equity (annualized)	7.89%	13.84%
Average Equity to Average Assets	10.32%	9.41%

	March 31, 2020	December 31, 2019

(in thousands except for ratios)
At Period End:
Total Assets	$1,341,196	$1,292,591
Total Investment Securities	$354,950	$342,897
Total Loans, Net (including loans held-for-sale)	$764,722	$773,003
Total Deposits	$1,182,030	$1,138,632
Loan-To-Deposit Ratio	64.7%	67.9%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$754,296	$9,235	4.91%	$744,045	$9,612	5.24%
Certificates of deposit	18,159	114	2.52%	8,994	66	2.98%
Interest bearing due from banks	115,507	419	1.45%	87,772	575	2.66%
Investment securities, taxable	329,293	1,757	2.14%	299,866	1,633	2.21%
Investment securities, non-taxable (2)	16,287	100	2.46%	10,621	50	1.91%
Other interest earning assets	6,574	124	7.57%	6,019	115	7.75%
Total average interest-earning assets	1,240,116	11,749	3.80%	1,157,317	12,051	4.22%
Non-interest-earning assets:
Cash and due from banks	33,271			26,606
Premises and equipment, net	6,529			6,557
Other real estate owned	—			1,092
Interest receivable and other assets	36,089			32,587
Total average assets	1,316,005			1,224,159

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	331,663	158	0.19%	309,859	127	0.17%
Savings and MMDA’s	345,082	268	0.31%	329,563	162	0.20%
Time, $250,000 and under	38,418	56	0.58%	44,759	56	0.51%
Time, over $250,000	14,097	36	1.02%	16,594	26	0.64%
Total average interest-bearing liabilities	729,260	518	0.28%	700,775	371	0.21%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	431,675			395,329
Interest payable and other liabilities	19,236			12,920
Total liabilities	1,180,171			1,109,024
Total average stockholders’ equity	135,834			115,135
Total average liabilities and stockholders’ equity	$1,316,005			$1,224,159
Net interest income and net interest margin (3)		$11,231	3.63%		$11,680	4.09%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $(2) and $(9) for the three months ended March 31, 2020 and 2019, respectively.
(2)  Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)  For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2020			Three months ended December 31, 2019
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$754,296	$9,235	4.91%	$753,814	$9,987	5.26%
Certificates of deposit	18,159	114	2.52%	14,894	103	2.74%
Interest bearing due from banks	115,507	419	1.45%	105,674	421	1.58%
Investment securities, taxable	329,293	1,757	2.14%	325,496	1,747	2.13%
Investment securities, non-taxable (2)	16,287	100	2.46%	15,999	98	2.43%
Other interest earning assets	6,574	124	7.57%	6,574	119	7.18%
Total average interest-earning assets	1,240,116	11,749	3.80%	1,222,451	12,475	4.05%
Non-interest-earning assets:
Cash and due from banks	33,271			33,943
Premises and equipment, net	6,529			6,447
Other real estate owned	—			409
Interest receivable and other assets	36,089			37,467
Total average assets	1,316,005			1,300,717

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	331,663	158	0.19%	315,989	144	0.18%
Savings and MMDA’s	345,082	268	0.31%	347,076	308	0.35%
Time, $250,000 and under	38,418	56	0.58%	38,836	59	0.60%
Time, over $250,000	14,097	36	1.02%	16,415	38	0.92%
Total average interest-bearing liabilities	729,260	518	0.28%	718,316	549	0.30%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	431,675			430,530
Interest payable and other liabilities	19,236			20,156
Total liabilities	1,180,171			1,169,002
Total average stockholders’ equity	135,834			131,715
Total average liabilities and stockholders’ equity	$1,316,005			$1,300,717
Net interest income and net interest margin (3)		$11,231	3.63%		$11,926	3.87%

(1)  Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $(2) and $84 for the three months ended March 31, 2020 and December 31, 2019, respectively.
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

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended March 31, 2020 over the three months ended March 31, 2019 and the three months ended March 31, 2020 over the three months ended December 31, 2019.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended March 31, 2020 Over Three Months Ended March 31, 2019			Three Months Ended March 31, 2020 Over Three Months Ended December 31, 2019
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$153	$(530)	$(377)	$4	$(756)	$(752)
Certificates of Deposit	59	(11)	48	20	(9)	11
Due From Banks	154	(310)	(156)	35	(37)	(2)
Investment Securities - Taxable	174	(50)	124	7	3	10
Investment Securities - Non-taxable	32	18	50	1	1	2
Other Assets	12	(3)	9	—	5	5

	$584	$(886)	$(302)	$67	$(793)	$(726)

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$12	$19	$31	$7	$7	$14
Savings & MMDAs	8	98	106	(2)	(38)	(40)
Time Certificates	(35)	45	10	(13)	8	(5)

	$(15)	$162	$147	$(8)	$(23)	$(31)

Decrease in Net Interest Income:	$599	$(1,048)	$(449)	$75	$(770)	$(695)

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $32,368,000 or 29.0% increase in cash and cash equivalents, a $10,045,000 or 68.3% increase in certificates of deposit, a $12,053,000 or 3.5% increase in investment securities available-for-sale, a $10,615,000 or 1.4% decrease in net loans held-for-investment, and a $2,334,000 or 56.5% increase in loans held-for-sale from December 31, 2019 to March 31, 2020.  The increase in cash and cash equivalents was primarily due to an increase in retained earnings and deposit balances, net of a decrease in net loans.  The increase in certificates of deposit and investment securities was due to allocating the cash flows from payments on and maturities of available-for-sale securities and loans, coupled with deposit inflows, towards additional purchases of certificates of deposit and investment securities.  The decrease in net loans held-for-investment was primarily due to principal paydowns and maturities of loans.  The increase in loans held-for-sale was due to an increase in refinancing activity as a result of the decrease in interest rates and the timing of funding and sale of the loans held-for-sale pipeline.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $43,398,000 or 3.8% from December 31, 2019 to March 31, 2020.  The overall increase in total deposits was primarily attributable to new customers coupled with seasonal fluctuations.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee decreased the Federal Funds rate by 150 basis points to 0.00% to 0.25% during the three months ended March 31, 2020.

Interest income on loans for the three months ended March 31, 2020 was down 3.9% from the same period in 2019, decreasing from $9,612,000 to $9,235,000.  The decrease was primarily due to a 33 basis point decrease in loan yields, which was partially offset by an increase in average loans.  The decrease in loan yields was primarily due to the origination of new loans and the repricing of existing loans at lower rates.

Interest income on investment securities available-for-sale for the three months ended March 31, 2020 was up 10.3% from the same period in 2019, increasing from $1,683,000 to $1,857,000. The increase was primarily due to an increase in average investment securities, which was partially offset by a 4 basis point decrease in yields on investment securities.

Interest income on certificates of deposit for the three months ended March 31, 2020 was up 72.7% from the same period in 2019, increasing from $66,000 to $114,000.  The increase was primarily due to an increase in average balance of certificates of deposit, which was partially offset by a 46 basis point decrease in certificates of deposit yields.

Interest income on interest-bearing due from banks for the three months ended March 31, 2020 was down 27.1% from the same period in 2019, decreasing from $575,000 to $419,000.  The decrease was due to a 121 basis point decrease in interest-bearing due from yields, which was partially offset by an increase in average interest-bearing due from banks balance.

The Company had no Federal Funds sold balances during the three months ended March 31, 2020 and March 31, 2019.

Interest Expense

Interest expense on deposits for the three months ended March 31, 2020 was up 39.6% from the same period in 2019, increasing from $371,000 to $518,000.  The increase in interest expense was primarily due to a 7 basis point increase in average interest-bearing deposits yield and an increase in average deposits.

The Company had no FHLB advances or other borrowing balances during the three months ended March 31, 2020 and March 31, 2019.

Provision for Loan Losses

Provision for loan losses was $0.7 million for the three months ended March 31, 2020 compared to no provision for loan losses for the same period in 2019.  The allowance for loan losses was approximately $12,869,000, or 1.67% of total loans, at March 31, 2020, compared to $12,356,000, or 1.58% of total loans, at December 31, 2019.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.  The increase in the ratio of allowance to total loans from December 31, 2019 to March 31, 2020 was primarily due to an increase in qualitative factors resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

The increase in the provision for loan losses during the three months ended March 31, 2020 compared to the same period in 2019 was due to an increase in net charge-offs and an increase in loan balances, coupled with an increase in qualitative factors resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

Provision for Unfunded Lending Commitment Losses

There was a provision for unfunded lending commitment losses of $100,000 and $80,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.  The increase in the provision for unfunded lending commitments waas primarily due to an increase in qualitative factors resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

Provisions for unfunded lending commitment losses are included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was down 11.3% for the three months ended March 31, 2020 from the same period in 2019, decreasing from $1,859,000 to $1,649,000.

The decrease was primarily due to decreases in service charges on deposit accounts, mortgage brokerage income, and other income, which were partially offset by increases in gains on sales of loans held-for-sale, loan servicing income, and gains on sales/calls of available-for-sale securities.  The decrease in service charges on deposit accounts was primarily a result of COVID-19 and the Bank's decision to waive overdraft/NSF fees for all business and consumer customers for an initial period of 60 days which began in March. This assistance has resulted in increased fee waiver activity, reducing reported service charge income for the quarter. The decrease in mortgage brokerage income was primarily a result of decreased mortgage brokerage volume.  The decrease in other income was primarily due to a gain on sale of land recognized during the three months ended March 31, 2019 that was not repeated during the same period in 2020.  The increase in gains on sales of loans held-for-sale was primarily due to an increase in volume of sales.  The increase in loan servicing income was primarily due to an increase in mortgage servicing assets booked.  The increase in gains on sales/calls of available-for-sale securities was primarily due to sales/calls of investment securities during the three months ended March 31, 2020, compared to no sales of investment securities during the same period in 2019.

Non-Interest Expenses

Total non-interest expenses were up 6.9% for the three months ended March 31, 2020 from the same period in 2019, increasing from $8,018,000 to $8,570,000.

The increase was primarily due to increases in salaries and employee benefits and occupancy and equipment, which was partially offset by decreases in other real estate owned expense and other expenses.  The increase in salaries and employee benefits was primarily due to an increase in the number of full-time equivalent employees.  The increase in occupancy and equipment expense was primarily due to rent expense and other expenses associated with the opening of an administrative office space and branch during the second half of 2019.  The decrease in other real estate owned expense was due to a decrease in other real estate owned properties.  The decrease in other expenses was primarily due to a decrease in FDIC assessments, contributions, and computer software depreciation, which was partially offset by increases in loan collection expense and minibank interchange fees.

The following table sets forth other non-interest expenses by category for the three months ended March 31, 2020 and 2019.

	(in thousands)
	Three months ended March 31, 2020	Three months ended March 31, 2019
Other non-interest expenses
Allowance for unfunded commitments expense	$100	$80
FDIC assessments	—	90
Contributions	49	66
Legal fees	84	73
Accounting and audit fees	114	110
Consulting fees	74	78
Postage expense	22	28
Telephone expense	28	33
Public relations	62	48
Training expense	26	33
Loan origination expense	44	51
Computer software depreciation	17	32
Operational losses	64	54
Loan collection expense (recovery)	34	(52)
Minibank interchange fees	135	109
Other non-interest expense	262	325
Total other non-interest expenses	$1,115	$1,158

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes decreased 36.1% for the three months ended March 31, 2020 from the same period in 2019, decreasing from $1,536,000 to $981,000 primarily due to a decrease in pre-tax income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)
	March 31, 2020	December 31, 2019

Undisbursed loan commitments	$208,260	$198,534
Standby letters of credit	2,082	2,455
Commitments to sell loans	17,316	1,240
	$227,658	$202,229

The reserve for unfunded lending commitments amounted to $940,000 and $840,000 as of March 31, 2020 and December 31, 2019, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2020 and December 31, 2019:

	At March 31, 2020			At December 31, 2019
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$258	$170	$88	$266	$170	$96
Commercial real estate	509	42	467	466	45	421
Agriculture	—	—	—	—	—	—
Residential mortgage	171	—	171	172	—	172
Residential construction	—	—	—	—	—	—
Consumer	251	—	251	253	—	253
Total non-accrual loans	$1,189	$212	$977	$1,157	$215	$942

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

Non-accrual loans amounted to $1,189,000 at March 31, 2020 and were comprised of three commercial loans totaling $258,000, three commercial real estate loans totaling $509,000, one residential mortgage loan totaling $171,000 and four consumer loans totaling $251,000.  Non-accrual loans amounted to $1,157,000 at December 31, 2019 and were comprised of three commercial loans totaling $266,000, two commercial real estate loans totaling $466,000, one residential mortgage loan totaling $172,000 and four consumer loans totaling $253,000. If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Nonaccrual loans are non-performing impaired loans totaling $1,189,000 and $1,157,000 as of March 31, 2020 and December 31, 2019, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured as a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $3,115,000 and $3,318,000 at March 31, 2020 and December 31, 2019, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.  On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to relief, are not TDRs.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $175,000 or 18.6% to $1,117,000 during the first three months of 2020.  Non-performing assets, net of guarantees, represented 0.1% of total assets at March 31, 2020.

	At March 31, 2020			At December 31, 2019
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$1,189	$212	$977	$1,157	$215	$942
Loans 90 days past due and still accruing	140	—	140	—	—	—

Total non-performing loans	1,329	212	1,117	1,157	215	942
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	1,329	212	1,117	1,157	215	942

Non-performing loans (net of guarantees) to total loans			0.1%			0.1%
Non-performing assets (net of guarantees) to total assets			0.1%			0.1%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			1,152.1%			1,311.7%

The Company had one commercial loan totaling $40,000 and one consumer loan totaling $100,000 that were 90 days or more past due and still accruing at March 31, 2020.  The Company had no loans 90 days or more past due and still accruing at December 31, 2019.

Excluding the non-performing loans cited previously, loans totaling $16,415,000 and $8,749,000 were classified as substandard or doubtful loans, representing potential problem loans at March 31, 2020 and December 31, 2019, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at March 31, 2020 and December 31, 2019.  The ratio of the Allowance for Loan Losses to total loans at March 31, 2020 and December 31, 2019 was 1.67% and 1.58%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of March 31, 2020 and December 31, 2019.

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

The following table summarizes the Allowance for Loan Losses of the Company during the three months ended March 31, 2020 and 2019, and for the year ended December 31, 2019:

 Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2020	2019	2019

Balance at beginning of period	$12,356	$12,822	$12,822
Provision for loan losses	650	-	-
Loans charged-off:
Commercial	(145)	(150)	(638)
Commercial Real Estate	—	—	—
Agriculture	—	—	(98)
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	(9)	(7)	(43)
Total charged-off	(154)	(157)	(779)

Recoveries:
Commercial	11	19	209
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	56	74
Residential Construction	—	1	21
Consumer	6	5	9
Total recoveries	17	81	313

Net charge-offs	(137)	(76)	(466)

Balance at end of period	$12,869	$12,746	$12,356

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.07%)	(0.04%)	(0.06%)
Allowance for loan losses
To total loans at the end of the period	1.67%	1.71%	1.58%
To non-performing loans, net of guarantees at the end of the period	1,152.1%	230.9%	1,311.7%

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2020, the Company had the following deposit mix: 29.7% in savings and MMDA deposits, 4.3% in time deposits, 27.7% in interest-bearing transaction deposits and 38.3% in non-interest-bearing transaction deposits.  At December 31, 2019, the Company had the following deposit mix: 30.2% in savings and MMDA deposits, 4.7% in time deposits, 27.9% in interest-bearing transaction deposits and 37.2% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 or more outstanding at March 31, 2020 and December 31, 2019 are summarized as follows:

	(in thousands)
	March 31, 2020	December 31, 2019
Three months or less	$2,860	$4,738
Over three to twelve months	3,800	5,104
Over twelve months	6,909	6,035
Total	$13,569	$15,877

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 64.7% on March 31, 2020.  In addition, on March 31, 2020, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $20,665,000 in securities due within one year or less; and $70,254,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $82,000,000 at March 31, 2020.  Additionally, the Company has a line of credit with the FHLB, with a borrowing capacity at March 31, 2020 of $323,148,000; credit availability is subject to certain collateral requirements.  The Company had no borrowings outstanding as of March 31, 2020.

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

Pursuant to the Economic Growth Regulatory Relief and Consumer Protection Act (the "EGRRCPA"), the FRB adopted a final rule, effective August 31, 2018, amending the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to increase the consolidated assets threshold to qualify to utilize the provisions of the policy statement from $1 billion to $3 billion. Bank holding companies, such as the Company, are subject to capital adequacy requirements of the FRB; however, bank holding companies which are subject to the policy statement are not subject to compliance with the regulatory capital requirements until they hold $3 billion or more in consolidated total assets. As a consequence, as of December 31, 2018, the Company was not required to comply with the FRB’s regulatory capital requirements until such time that its consolidated total assets equal $3 billion or more or if the FRB determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to these regulatory capital requirements, it would have exceeded all regulatory requirements.

In November 2019, the bank regulatory agencies jointly adopted a final rule, that became effective January 1, 2020, that provided for a simple measure of capital adequacy for certain community banking organizations, consistent with the EGRRCPA.  Under the rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets, such as the Company and the Bank, and that meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio framework.  In April 2020, the federal bank regulatory agencies issued an interim final rule that made temporary changes to the community bank leverage ratio framework, pursuant to the CARES Act.  As of the second quarter 2020, a banking organization with a leverage ratio of 8 percent or greater (and that meets other qualifying criteria) may elect to use the community bank leverage ratio framework. The temporary changes to the community bank leverage ratio framework implemented by this interim final rule will cease to be effective as of the earlier of the termination date of the national emergency concerning the coronavirus disease declared by the President on March 13, 2020, or December 31, 2020. Concurrently, the federal bank regulatory agencies issued an interim final rule that provides for a transition from the temporary 8 percent community bank leverage ratio requirement to the 9 percent community bank leverage ratio requirement under the final rule.  Under the transition rule, the community bank leverage ratio will be 8 percent in the second quarter through fourth quarter of calendar year 2020, 8.5 percent in calendar year 2021, and 9 percent thereafter.  Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 8 percent (subject to transition to 9 percent beginning in calendar year 2021) will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of the FDIA. At the present time, the Company does not intend to elect to use the community bank leverage framework.

As of March 31, 2020, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2020.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$131,954	10.06%	5.0%
Common Equity Tier 1	$131,954	14.93%	6.5%
Tier 1 Risk-Based	$131,954	14.93%	8.0%
Total Risk-Based	$143,038	16.18%	10.0%

ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2020, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2020.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2020, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2019 Form 10-K, which is incorporated by reference herein, and to the following:

The COVID-19 Pandemic Has Adversely Impacted our Business and Results of Operations, and the Ultimate Impact of the Pandemic on the U.S., California and Global Economies, and on our Business, Results of Operations and Financial Condition, Will Depend on Future Developments, Which Are Highly Uncertain and Cannot be Predicted; However, the Effects of the Pandemic Can Be Reasonably Expected to Have an Adverse Impact, Which Could Be Material

The COVID-19 pandemic has adversely impacted our business and results of operation, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and responsive actions taken by governmental and regulatory authorities. The pandemic and related governmental actions have negatively impacted the U.S., California and global economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including the markets where we have operations.  Governments in the U.S. and globally have taken steps to mitigate some of the more severe anticipated economic effects of the virus.  During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic.  Also, during March 2020, in response to the pandemic, the FRB reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S.  There can be no assurance that these and other governmental measures will be effective or achieve their desired results in a timely fashion.

In response to the pandemic, the Bank proactively developed a COVID-19 Customer Support Plan designed to provide relief to those business and consumer customers financially impacted by the pandemic.  Among other actions, the Bank has offered loan assistance for those impacted by COVID-19, including waiver of late fees for qualifying consumer, small business, commercial and agricultural loan customers for a period of 60 days (subject to extension if economic circumstances dictate); payment relief options; delinquencies resulting from impacts of COVID-19 will not be reported to the credit reporting bureaus; access to loan programs, including the Paycheck Protection Program (PPP) of the Small Business Administration (SBA) and the Bank’s strong partnership with the State of California’s I-Bank; deposit account assistance, including waiver of overdraft/non-sufficient funds fees for all business and consumer customers for a period of 60 days (subject to extension if economic circumstances dictate); increased debit card limits on a case by case basis for consumer clients; deposit customer access to surcharge-free ATMs at over 50 locations within the Bank’s local footprint and hundreds more throughout the state through the Bank’s membership in the MoneyPass ATM Network; and waiver of early withdrawal charges for customers wishing to withdraw funds from their Certificates of Deposit.  We expect that the overall impact of these measures on our results of operations will be material and adverse to a degree which cannot be quantified at this time.  Future governmental and regulatory actions may require us to provide these and additional types of customer-related responses.

The pandemic, the early economic effects of which began to be felt late in the first quarter 2020, will adversely affect our revenue, and continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the national economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.  We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial business, construction, commercial and multi-family real estate loan portfolios. Certain industries, such as the home building, commercial real estate, retail, agricultural, industrial, and commercial industries, among others, have been, and can expected to continue to be, adversely impacted by the disruptive and recessionary market conditions caused by the pandemic, which could result in higher nonperforming assets and elevated levels of charge-offs. Because of changing economic and market conditions affecting issuers, we also may be required to recognize impairments on the securities we hold.

Our business operations may also be disrupted if significant portions of our workforce, including employees of our third-party service providers, are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.  We have shortened branch hours but not cut employee hours and approximately 40 percent of our employees are now working remotely rather than in our offices and branches, the majority of whom would not have been remote workers before the pandemic.  Remote work arrangements may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased information security risk involving, among other risks, the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or other third-parties.  The pandemic could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or members of our Board of Directors, making it more difficult to conduct meetings for the management of our affairs.  The operations of our clients, customers, suppliers, and third party service providers have also been, and are likely to be further, adversely impacted.

We may also experience financial losses due to a number of operational factors, including, among others:  challenges to the availability and reliability of our network due to changes to normal operations or third party disruptions, including potential outages at network providers, call centers and other suppliers; increased cyber fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity; and new or additional regulatory requirements, which could require additional resources and costs to address.  Various banks who participated in the SBA’s PPP have become the subject of purported class-action litigation regarding their activities under the program; there can be no assurance that such litigation will not be brought against other banks who participate in this program, including the Bank.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the national and global economic impact of the virus, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. A substantial majority of our assets, deposits and interest and fee income are generated in Northern California, particularly in the Sacramento Valley region.  As of this time, the California state government, as well as the county health departments in our market areas, continue to require residents to shelter in place and to keep non-essential businesses closed in response to COVID-19.  A prolonged reduction in economic activity in this region could have an adverse impact, which could be material, on our business, results of operations and financial condition.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, results of operations and financial condition, or on the U.S., California or global economies or our market areas in particular. Given the many challenges and uncertainties resulting from the coronavirus pandemic, there is a risk that conditions will be substantially different than we are currently expecting.  However, the effects of the pandemic can be reasonably expected to have an adverse impact, which could be material, on our business, results of operations and financial condition, and heighten many of our known risks described in the “Risk Factors” section in Item 1A of Part I our 2019 Form 10-K and in this Report.

The COVID-19 Pandemic and Related Governmental and Regulatory Actions have Negatively Impacted the U.S., California and Global Economies, Significantly Increased Economic Uncertainty and Reduced Economic Activity, Resulting in Recessionary Economic and Financial Market Conditions, Which Are Likely to Have Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank

Following the financial crisis of 2008, adverse financial and economic developments impacted U.S. and global economies and financial markets and presented challenges for the banking and financial services industry and for us. These developments included a general recession both globally and in the U.S. accompanied by substantial volatility in the financial markets.

In response, various significant economic and monetary stimulus measures were implemented by the U.S. government. The FRB also pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the FRB more recently modified certain aspects of this policy by gradually increasing short-term interest rates and reducing its balance sheet.

While the U.S. economy experienced a period of significant expansion in recent years, the COVID-19 pandemic and related governmental and regulatory actions, the early economic effects of which began to be felt late in the first quarter 2020, have negatively impacted the U.S. and global economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including the markets where we have operations. We, and other financial services companies, are impacted to a significant degree by current economic conditions.

Governments in the U.S. and globally have taken steps to mitigate some of the more severe anticipated economic effects of the virus.  During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic.  Also, during March 2020, in response to the pandemic, the FRB reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S.  There can be no assurance that these and other governmental measures will be effective or achieve their desired results in a timely fashion.

The various governmental stimulus measures introduced in response to the COVID-19 pandemic have increased, and can be expected to continue to increase, federal budget deficits and the national debt level, while tax revenue can be expected to decline along with economic activity.  These events can be expected to adversely affect the long-term sovereign credit rating of United States debt, and downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally in the U.S., which could, in turn, have adverse consequences for borrowers and the level of business activity.

The extent to which the COVID-19 outbreak ultimately impacts the national and global economies will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 outbreak has subsided, the U.S., California and global economies may continue to experience materially adverse impacts and continuing or worsening recessionary conditions.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S. or global economies or our market areas in particular; however, the pandemic can reasonably be expected to result in prolonged continuing or worsening recessionary economic and financial market conditions, which are likely to have adverse consequences, which could be material, for the U.S. financial services industry and for the Bank.

The Bank is Subject to Lending Risks of Loss and Repayment Associated with Commercial Banking Activities Which are Likely to be Adversely Impacted by the COVID-19 Pandemic

The Bank’s business strategy is to focus on commercial business loans (which includes agricultural loans), construction loans, and commercial and multi-family real estate loans.  The principal factors affecting the Bank’s risk of loss in connection with commercial business loans include the borrower’s ability to manage its business affairs and cash flows, general economic conditions, and, with respect to agricultural loans, weather and climate conditions.

In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter in place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses. The shelter in place order does not have a specific termination date. Given the many uncertainties and challenges resulting from the coronavirus pandemic, it is difficult to predict when this shelter in place order will be lifted, and the timing of when, and the extent to which, normal economic and operating conditions can resume in the state.

In the U.S. generally, and in California in particular, the pandemic has significantly increased economic uncertainty, reduced economic activity and increased unemployment levels. While many financial institutions, including the Bank, have offered loan assistance and payment relief to qualifying consumer, small business, commercial and agricultural loan customers impacted by the COVID-19 outbreak, the pandemic can reasonably be expected to have significant economic consequences on many of our commercial loan customers, with commercial lending customers increasing line of credit balances or seeking additional loans to help finance their businesses, and increased risk of delinquencies and defaults, particularly as shelter in place orders remain in effect for a prolonged period and many businesses remain closed. These events, in turn, could result in the recognition of credit losses in our loan portfolios and increases in our allowance for loan losses, which could have an adverse effect, which could be material, on the Bank’s financial condition and results of operations,

For a number of years in the past decade, California has also experienced severe drought, wildfires or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its commercial loan customers, particularly in the agricultural sector.

Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan. For additional information, see “The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic”, below in these “Risk Factors” in this Report on Form 10-Q.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $12.9 million, or 1.67% of total loans, at March 31, 2020, compared to $12.4 million, or 1.58% of total loans, at December 31, 2019, and 1,152.1% of total non-performing loans net of guaranteed portions at March 31, 2020, compared to 1,311.7% of total non-performing loans, net of guaranteed portions at December 31, 2019.  The increase in the ratio of allowance to total loans from December 31, 2019 to March 31, 2020, was primarily due to an increase in qualitative factors resulting from the downturn in economic conditions associated with the COVID-19 pandemic.  Provision for loan losses increased $0.7 million for the three months ended March 31, 2020, compared to first quarter 2019, due to an increase in net charge-offs and an increase in loan balances, coupled with an increase in qualitative factors resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

The COVID-19 pandemic and related governmental actions have negatively impacted the U.S., California and global economies, significantly increased economic uncertainty, reduced economic activity, increased unemployment levels, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including many markets where we have operations. The pandemic, the early economic effects of which began to be felt late in the first quarter 2020, can reasonably be expected to continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the national economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.  Material future additions to the allowance for estimated losses on loans may be necessary if such material adverse changes in economic conditions continue to occur and the performance of the Bank’s loan portfolio deteriorates.

In addition, the pandemic may significantly affect the commercial and residential real estate markets in the U.S. generally, and in California in particular, decreasing property values, increasing the risk of defaults and reducing the value of real estate collateral.  An allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the DBO, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At March 31, 2020, approximately 82% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies or our market areas in particular; however, the pandemic can reasonably be expected to result in prolonged continuing or worsening recessionary economic and financial market conditions.  At this time, the California state government, as well as the county health departments in our market areas, continue to require residents to shelter in place and to keep non-essential businesses closed in response to COVID-19.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by this prolonged reduction in economic activity and the economic recession in California, with has had resulting adverse impacts, which could be material, on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At March 31, 2020, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 79% and 3%, respectively, of the total loans in the Bank’s portfolio.  At March 31, 2020, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Adverse Economic Factors Affecting Certain Industries the Bank Serves Could Adversely Affect Our Business

The Bank is subject to certain industry specific economic factors. For example, a portion of the Bank’s total loan portfolio is related to residential and commercial real estate, especially in California. The COVID-19 pandemic, and its resulting recessionary economic and market conditions, may significantly affect the commercial and residential real estate markets in the U.S. generally, and in California in particular, decreasing property values, increasing the risk of defaults and reducing the value of real estate collateral.  Increases in residential mortgage loan interest rates could also have an adverse effect on the Bank’s operations by depressing new mortgage loan originations, which in turn could negatively impact the Bank’s title and escrow deposit levels.  Additionally, a downturn in the residential real estate and housing industries in California could have an adverse effect on the Bank’s operations and the quality of its real estate and construction loan portfolio.  Although the Bank does not engage in subprime or negative amortization lending, we are not immune to volatility in the real estate market. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates, which have been, and can be expected to continue to be, affected by the pandemic.  These factors could adversely impact the quality of the Bank’s residential construction, residential mortgage and construction related commercial portfolios in various ways, including by decreasing the value of the collateral for our loans, and thereby negatively affecting the Bank’s overall loan portfolio.

The Bank provides financing to, and receives deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial, and commercial industries. Certain of these industries have been, and can expected to continue to be, adversely impacted by the disruptive and recessionary market conditions caused by the pandemic, which could result in higher nonperforming assets and elevated levels of charge-offs.

 Following the financial crisis of 2008, the home building industry in California was especially adversely impacted by the deterioration in residential real estate markets, which lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio. The recessionary economic and market conditions resulting from the COVID-19 pandemic may significantly affect the commercial and residential real estate markets in the U.S. generally, and in California in particular, decreasing property values, increasing the risk of defaults and reducing the value of real estate collateral.  Continued volatility in fuel prices and energy costs and the return of the drought in California could also adversely affect businesses in several of these industries.  Industry specific risks are beyond the Bank’s control and could adversely affect the Bank’s portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

Recent wildfires across California and in our market area resulted in significant damage and destruction of property and equipment. The fire damage caused resulted in adverse economic impacts to those affected markets and beyond and on the Bank's customers.  In addition, the major electric utility company in our region has adopted programs of electrical power shut-offs, often for multiple days, in wide areas of Northern California during periods of high winds and high fire danger.  In 2019, shut-offs of power by this utility have adversely impacted the business of some of our customers and also have resulted in some of our branches being temporarily closed.  It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.

The long-term impact of these developments on the markets we serve cannot be predicted at this time.

California Economic Conditions, Have Been, and Can Reasonably be Expected to Continue to be, Adversely Affected by the COVID-19 Pandemic, Which Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At March 31, 2020, the majority of the Bank’s loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry, particularly as a result of the COVID-19 pandemic.

In response to the pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter in place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses. The shelter in place order does not have a specific termination date. Given the many uncertainties and challenges resulting from the coronavirus pandemic, it is difficult to predict when this shelter in place order will be lifted, and the timing of when, and the extent to which, normal economic and operating conditions can resume in the state.

In the U.S. generally, and in California in particular, the pandemic has significantly increased economic uncertainty, reduced economic activity and increased unemployment levels. While many financial institutions, including the Bank, have offered payment relief to mortgage and home equity line of credit customers impacted by the COVID-19 outbreak, among other customer-related responses, the pandemic may significantly affect the commercial and residential real estate markets in the U.S. generally, and in California in particular.  There can be no assurance that home prices and the value of real estate collateral in California will not decline, and that the risk of defaults will not increase, as a result of the recessionary financial and market conditions created by the COVID-19 pandemic.

In addition, although the State of California has historically experienced budget shortfalls or deficits, during the past several years, California’s budgetary situation improved considerably. However, the various economic and health measures introduced by the legislature and the governor of the State of California in response to the COVID-19 pandemic have increased state spending at a time when the current economic slowdown can be expected to result in reduced state tax revenues, perhaps for a prolonged period.

Also, municipalities and other governmental units within California have experienced budgetary difficulties and several California municipalities filed for protection under the Bankruptcy Code. As a result, concerns have arisen regarding the outlook for the governmental obligations of California municipalities and other governmental units. If the budgetary and fiscal difficulties of the California state government and California municipalities and other governmental units recur or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

For a number of years in the past decade, California has also experienced severe drought, wildfires or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 6, 2020	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)