Form 10-Q
period 2020-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2020-08-05
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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
 The number of shares of Common Stock outstanding as of August 1, 2020 was 12,968,567.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2020	December 31, 2019

Assets

Cash and cash equivalents	$225,104	$111,493
Certificates of deposit	20,338	14,700
Investment securities – available-for-sale	335,998	342,897
Loans, net of allowance for loan losses of $13,631 at June 30, 2020 and $12,356 at December 31, 2019	980,094	768,873
Loans held-for-sale	1,848	4,130
Stock in Federal Home Loan Bank and other equity securities, at cost	6,480	6,574
Premises and equipment, net	6,893	6,594
Interest receivable and other assets	35,302	37,330

Total Assets	$1,612,057	$1,292,591

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$622,327	$423,095
Interest-bearing transaction deposits	357,513	317,681
Savings and MMDA's	405,987	344,415
Time, $250,000 or less	38,802	37,564
Time, over $250,000	13,574	15,877
Total deposits	1,438,203	1,138,632

Federal Home Loan Bank advances	10,000	—
Interest payable and other liabilities	18,968	21,044

Total Liabilities	1,467,171	1,159,676
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 12,968,567 shares issued and outstanding at June 30, 2020 and 12,919,132 shares issued and outstanding at December 31, 2019	100,822	100,187
Additional paid-in capital	977	977
Retained earnings	36,645	31,617
Accumulated other comprehensive income, net	6,442	134
Total Stockholders’ Equity	144,886	132,915

Total Liabilities and Stockholders’ Equity	$1,612,057	$1,292,591

See notes to unaudited condensed consolidated financial statements.

INDEX

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Interest and dividend income:
Loans	$9,702	$9,856	$18,937	$19,468
Due from banks interest bearing accounts	159	638	692	1,279
Investment securities
Taxable	1,667	1,597	3,424	3,230
Non-taxable	124	70	224	120
Other earning assets	83	108	207	223
Total interest and dividend income	11,735	12,269	23,484	24,320
Interest expense:
Deposits	385	452	903	823
Total interest expense	385	452	903	823
Net interest income	11,350	11,817	22,581	23,497
Provision for loan losses	800	—	1,450	—
Net interest income after provision for loan losses	10,550	11,817	21,131	23,497
Non-interest income:
Service charges on deposit accounts	219	487	655	967
Gains on sales of loans held-for-sale	586	70	750	185
Investment and brokerage services income	126	149	284	298
Mortgage brokerage income	19	79	54	138
Loan servicing income	5	96	128	186
Debit card income	507	567	1,007	1,058
Gains (losses) on sales/calls of available-for-sale securities	4	(6)	42	(6)
Other income	182	229	377	704
Total non-interest income	1,648	1,671	3,297	3,530
Non-interest expenses:
Salaries and employee benefits	5,411	5,430	11,163	10,802
Occupancy and equipment	892	790	1,787	1,444
Data processing	713	640	1,328	1,243
Stationery and supplies	75	72	154	134
Advertising	103	108	173	176
Directors’ fees	77	85	121	130
Other real estate owned (recovery) expense	(1)	315	(1)	371
Other expense	1,237	1,365	2,352	2,523
Total non-interest expenses	8,507	8,805	17,077	16,823
Income before provision for income taxes	3,691	4,683	7,351	10,204
Provision for income taxes	986	1,277	1,967	2,813

Net income	$2,705	$3,406	$5,384	$7,391

Basic earnings per common share	$0.21	$0.27	$0.42	$0.58
Diluted earnings per common share	$0.21	$0.26	$0.42	$0.57

See notes to unaudited condensed consolidated financial statements.

INDEX

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Net income	$2,705	$3,406	$5,384	$7,391
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax effect of $501 and $1,339 for the three months ended June 30, 2020 and June 30, 2019, respectively, and $2,556 and $1,934 for the six months ended June 30, 2020 and June 30, 2019, respectively	1,242	3,320	6,338	4,798
Less: reclassification adjustment due to (gains) losses realized on sales of securities, net of tax effect of $(1) and $2 for the three months ended June 30, 2020 and June 30, 2019, respectively, and $(12) and $2 for the six months ended June 30, 2020 and June 30, 2019, respectively	(3)	4	(30)	4
Other comprehensive income, net of tax	$1,239	$3,324	$6,308	$4,802

Comprehensive income	$3,944	$6,730	$11,692	$12,193

See notes to unaudited condensed consolidated financial statements.

INDEX

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total
	Shares	Amounts

Balance at December 31, 2018	12,253,812	$92,618	$977	$23,902	$(5,036)	$112,461
Net income				3,985		3,985
Other comprehensive income, net of taxes					1,478	1,478
Stock dividend adjustment	1,401	330		(330)		—
Cash in lieu of fractional shares	(116)			(8)		(8)
Stock-based compensation		111				111
Common shares issued related to restricted stock grants	40,258	—				—
Balance at March 31, 2019	12,295,355	$93,059	$977	$27,549	$(3,558)	$118,027
Net income				3,406		3,406
Other comprehensive income, net of taxes					3,324	3,324
Stock-based compensation		125				125
Restricted stock reversal	(1,969)					—
Balance at June 30, 2019	12,293,386	$93,184	$977	$30,955	$(234)	$124,882
Balance at December 31, 2019	12,919,132	$100,187	$977	$31,617	$134	$132,915
Net income				2,679		2,679
Other comprehensive income, net of taxes					5,069	5,069
Stock dividend adjustment	1,310	348		(348)		—
Cash in lieu of fractional shares	(166)			(8)		(8)
Stock-based compensation		134				134
Common shares issued related to restricted stock grants	38,224	—				—
Stock options exercised, net	10,067	4				4
Balance at March 31, 2020	12,968,567	$100,673	$977	$33,940	$5,203	$140,793
Net income				2,705		2,705
Other comprehensive income, net of taxes					1,239	1,239
Stock-based compensation		149				149
Balance at June 30, 2020	12,968,567	$100,822	$977	$36,645	$6,442	$144,886

See notes to unaudited condensed consolidated financial statements.

INDEX

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash Flows From Operating Activities
Net income	$5,384	$7,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	480	335
Accretion and amortization of investment securities premiums and discounts, net	835	847
Valuation adjustment on mortgage servicing rights	198	—
Increase (decrease) in deferred loan origination fees and costs, net	5,685	(90)
Provision for loan losses	1,450	—
Stock-based compensation	283	236
Gain on sale of fixed assets	—	(281)
(Gains) losses on sales/calls of available-for-sale securities	(42)	6
Other real estate owned writedowns	—	308
Amortization of operating lease right-of-use asset	511	373
Gains on sales of loans held-for-sale	(750)	(185)
Proceeds from sales of loans held-for-sale	36,088	10,280
Originations of loans held-for-sale	(33,056)	(8,954)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(1,004)	(2,581)
Decrease in interest payable and other liabilities	(2,297)	(1,164)
Net cash provided by operating activities	13,765	6,521

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	21,700	24,580
Proceeds from sales of available-for-sale securities	10,344	8,102
Principal repayments on available-for-sale securities	29,691	23,972
Purchase of available-for-sale securities	(46,777)	(47,130)
Net increase in certificates of deposit	(5,638)	(6,615)
Net (increase) decrease in loans	(218,356)	31,864
Net decrease (increase) in stock in Federal Home Loan Bank and other equity securities, at cost	94	(555)
Net (purchases) sales/disposals of premises and equipment	(779)	389
Net cash used in (provided by) investing activities	(209,721)	34,607

Cash Flows From Financing Activities
Net increase (decrease) in deposits	299,571	(32,867)
Increase in Federal Home Loan Bank advances	10,000	—
Cash dividends paid in lieu of fractional shares	(8)	(8)
Stock options exercised	4	—
Net cash provided by (used in) financing activities	309,567	(32,875)

Net increase in Cash and Cash Equivalents	113,611	8,253
Cash and Cash Equivalents, beginning of period	111,493	116,032
Cash and Cash Equivalents, end of period	$225,104	$124,285

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$912	$801
Income taxes	$2,450	$3,560
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$7,016	$6,610
Unrealized holding gains on available for sale securities, net of taxes	$6,308	$4,802

See notes to unaudited condensed consolidated financial statements.

INDEX

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 and December 31, 2019

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission ("SEC").  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements:

The Coronavirus Aid, Relief and Economic Security (‘CARES’) Act was passed by Congress and signed into law on March 27th, 2020. Section 4013 of the CARES Act stipulates that a financial institution may elect to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and suspends the determination of loan modifications related to the COVID-19 pandemic from being treated as TDR’s. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and modifications that occur beginning on March 1, 2020 until the earlier of: sixty days after the date on  which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020. The suspension of TDR accounting and reporting guidance may not be applied to any adverse impact on the credit of a borrower that is not related to the COVID-19 Pandemic.

On April 3, 2020, the SEC Office of the Chief Accountant issued a public statement communicating that for eligible entities that elect to apply Sections 4013 of the CARES Act, the SEC staff wouldn’t object that this is in accordance with GAAP for the periods for which such elections are available. In June 2020, the American Institute of Certified Public Accountants published Q&A Section 2130.41 regarding a technical question regarding the recognition of interest income on Section 4013 loans which provided multiple permitted policy elections regarding the recognition of interest on Section 4013 restructured loans.

INDEX
The Bank has continued to actively assist our communities by providing temporary loan relief under Section 4013 of the CARES Act. This relief included loan modifications which include forbearance programs (both full payment deferrals and interest only payments) to customers who have been negatively impacted by COVID. For loans that have been provided temporary full payment deferrals the Bank has made a policy election to cease recognition of interest income during the term of the payment deferrals (generally three to six months). Upon completion of the forbearance period the foregone interest over the deferral period will be capitalized as deferred interest and recognized as an adjustment to the effective interest rate over the remaining life of the loan using the effective yield method.  Loans that were provided interest only payment relief will continue to accrue interest over the interest only period permitted that the loans continue to perform as agreed. This policy election does not impact the Bank’s existing policies regarding non-accrual determinations if reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal regardless of whether a loan was modified under Section 4013 of the CARES Act.

In March 2020, the FASB issued ASU 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).  This ASU adds an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to the FASB Codification Topic 326. This ASU also updates the SEC section of the Codification for the change in the effective date of Topic 842.  This ASU is effective upon addition to the FASB Codification.  The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) is effective on January 1, 2023 for smaller reporting companies with less than $250 million in public float as defined in the SEC's rules (such as the Company).  While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of the Company’s loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments.  The amendments in ASU 2020-03, make narrow-scope improvements to various aspects of the financial instruments guidance, including the current expected credit losses (CECL) standard issued in 2016.  The ASU is part of the FASB’s ongoing Codification improvement project aimed at clarifying specific areas of accounting guidance to help avoid unintended application. The items addressed in that project generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities.  Effective dates for each amendment vary.  The Company does not expect the adoption of this update to have a significant impact on its financial statements

INDEX
3.	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2020 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$34,723	$1,280	$—	$36,003
Securities of U.S. government agencies and corporations	41,393	1,350	—	42,743
Obligations of states and political subdivisions	28,916	1,809	—	30,725
Collateralized mortgage obligations	82,235	2,279	—	84,514
Mortgage-backed securities	137,688	4,325	—	142,013
Total debt securities	$324,955	$11,043	$—	$335,998

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

The Company had $12,000,000 and $15,683,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three month periods ended June 30, 2020 and 2019, respectively. The Company had $32,044,000 and $32,683,000 in proceeds from sales, calls and maturities of available-for-sale securities for the six month periods ended June 30, 2020 and 2019, respectively  Gross realized gains on sales/calls of available-for-sale securities were $4,000 and $47,000 for the three month periods ended June 30, 2020 and 2019, respectively. Gross realized losses from sales of available-for-sale securities were $0 and $53,000 for the three month periods ended June 30, 2020 and 2019, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $88,000 and $47,000 for the six month periods ended June 30, 2020 and 2019, respectively.  Gross realized losses on sales of available-for-sale securities were $46,000 and $53,000 for the six month periods ended June 30, 2020 and 2019, respectively.

The amortized cost and estimated market value of debt and other securities at June 30, 2020, by contractual or expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$30,481	$30,670
Due after one year through five years	51,794	54,186
Due after five years through ten years	9,964	10,840
Due after ten years	12,793	13,775
Subtotal	105,032	109,471
MBS & CMO	219,923	226,527
Total	$324,955	$335,998

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

INDEX
There were no gross unrealized losses in the available-for-sale investment securities portfolio as of June 30, 2020.

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

Investment securities carried at $39,157,000 and $37,943,000 at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

INDEX
4.	LOANS

The composition of the Company’s loan portfolio, by loan class, as of June 30, 2020 and December 31, 2019 was as follows:

($ in thousands)	June 30, 2020	December 31, 2019

Commercial	$334,318	$106,140
Commercial Real Estate	459,498	451,774
Agriculture	96,330	115,751
Residential Mortgage	69,687	64,943
Residential Construction	15,969	15,212
Consumer	23,024	26,825
	998,826	780,645
Allowance for loan losses	(13,631)	(12,356)
Net deferred origination fees and costs	(5,101)	584
Loans, net	$980,094	$768,873

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

INDEX
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

As of June 30, 2020, approximately 33% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses. Approximately 46% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans. Approximately 10% in principal amount of the Company's loans were for agriculture, approximately 7% in principal amount of the Company’s loans were residential mortgage loans, approximately 2% in principal amount of the Company’s loans were residential construction loans and approximately 2% in principal amount of the Company’s loans were consumer loans.

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

At June 30, 2020 and December 31, 2019, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

INDEX
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of June 30, 2020 and December 31, 2019, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or More Past Due & Accruing	Nonaccrual	Total Loans
June 30, 2020
Commercial	$333,868	$—	$—	$—	$450	$334,318
Commercial Real Estate	453,790	—	—	—	5,708	459,498
Agriculture	87,185	—	—	—	9,145	96,330
Residential Mortgage	69,517	—	—	—	170	69,687
Residential Construction	15,969	—	—	—	—	15,969
Consumer	22,131	10	—	—	883	23,024
Total	$982,460	$10	$—	$—	$16,356	$998,826

December 31, 2019
Commercial	$105,741	$—	$133	$—	$266	$106,140
Commercial Real Estate	451,215	—	93	—	466	451,774
Agriculture	115,751	—	—	—	—	115,751
Residential Mortgage	64,771	—	—	—	172	64,943
Residential Construction	15,212	—	—	—	—	15,212
Consumer	26,472	100	—	—	253	26,825
Total	$779,162	$100	$226	$—	$1,157	$780,645

Non-accrual loans amounted to $16,356,000 at June 30, 2020 and were comprised of four commercial loans totaling $450,000, four commercial real estate loans totaling $5,708,000, three agriculture loans totaling $9,145,000, one residential mortgage loan totaling $170,000 and seven consumer loans totaling $883,000. Non-accrual loans amounted to $1,157,000 at December 31, 2019 and were comprised of three commercial loans totaling $266,000, two commercial real estate loans totaling $466,000, one residential mortgage loan totaling $172,000 and four consumer loans totaling $253,000. All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent. If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral. There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at June 30, 2020.

INDEX
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

Impaired loans, segregated by loan class, as of June 30, 2020 and December 31, 2019 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2020
Commercial	$1,538	$450	$1,023	$1,473	$19
Commercial Real Estate	5,735	5,708	—	5,708	—
Agriculture	9,162	9,145	—	9,145	—
Residential Mortgage	1,137	170	897	1,067	167
Residential Construction	703	—	671	671	73
Consumer	971	883	78	961	1
Total	$19,246	$16,356	$2,669	$19,025	$260

December 31, 2019
Commercial	$1,694	$266	$1,385	$1,651	$26
Commercial Real Estate	715	466	250	716	19
Agriculture	—	—	—	—	—
Residential Mortgage	1,152	172	912	1,084	171
Residential Construction	724	—	691	691	56
Consumer	340	253	80	333	1
Total	$4,625	$1,157	$3,318	$4,475	$273

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended June 30, 2020 and June 30, 2019 was as follows:

($ in thousands)	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,468	$14	$2,260	$32
Commercial Real Estate	3,231	—	614	4
Agriculture	4,572	—	2,389	240
Residential Mortgage	1,071	6	1,183	22
Residential Construction	676	9	727	8
Consumer	645	1	293	18
Total	$11,663	$30	$7,466	$324

INDEX
The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the six months ended June 30, 2020 and June 30, 2019 was as follows:

($ in thousands)	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,529	$35	$2,474	$74
Commercial Real Estate	2,393	4	623	8
Agriculture	3,048	—	3,203	240
Residential Mortgage	1,075	15	1,306	34
Residential Construction	681	18	671	16
Consumer	541	3	325	21
Total	$9,267	$75	$8,602	$393

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

The Company had $2,749,000 and $3,413,000 in TDR loans as of June 30, 2020 and December 31, 2019, respectively. Specific reserves for TDR loans totaled $260,000 and $273,000 as of June 30, 2020 and December 31, 2019, respectively. TDR loans performing in compliance with modified terms totaled $2,669,000 and $3,318,000 as of June 30, 2020 and December 31, 2019, respectively. There were no commitments to advance additional funds on existing TDR loans as of June 30, 2020 and December 31, 2019.

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  The Bank elected not to classify modifications that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

There were no loans modified as TDRs during the three month periods ended June 30, 2020 and June 30, 2019.

There were no loans modified as TDRs during the six month period ended June 30, 2020.

Loans modified as TDRs during the six months ended June 30, 2019 were as follows:

($ in thousands)	Six Months Ended June 30, 2019
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential Construction	2	$189	$189
Total	2	$189	$189

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2020 and June 30, 2019.

INDEX
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

The following table presents the risk ratings by loan class as of June 30, 2020 and December 31, 2019:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2020
Commercial	$330,590	$3,020	$708	$—	$—	$334,318
Commercial Real Estate	430,429	17,402	11,667	—	—	459,498
Agriculture	84,304	543	11,483	—	—	96,330
Residential Mortgage	69,354	—	333	—	—	69,687
Residential Construction	15,969	—	—	—	—	15,969
Consumer	22,041	—	983	—	—	23,024
Total	$952,687	$20,965	$25,174	$—	$—	$998,826

December 31, 2019
Commercial	$104,944	$428	$768	$—	$—	$106,140
Commercial Real Estate	427,991	17,739	6,044	—	—	451,774
Agriculture	105,573	7,823	2,355	—	—	115,751
Residential Mortgage	64,596	—	347	—	—	64,943
Residential Construction	15,212	—	—	—	—	15,212
Consumer	25,933	500	392	—	—	26,825
Total	$744,249	$26,490	$9,906	$—	$—	$780,645

INDEX
Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2020.

Three months ended June 30, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2020	$2,606	$7,406	$1,788	$536	$260	$251	$22	$12,869
Provision for loan losses	(230)	28	(133)	4	(15)	(27)	1,173	800

Charge-offs	(39)	—	—	—	—	(4)	—	(43)
Recoveries	1	—	—	—	—	4	—	5
Net charge-offs	(38)	—	—	—	—	—	—	(38)
Balance as of June 30, 2020	$2,338	$7,434	$1,655	$540	$245	$224	$1,195	$13,631

Six months ended June 30, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Provision for loan losses	156	588	(399)	74	44	(9)	996	1,450

Charge-offs	(184)	—	—	—	—	(13)	—	(197)
Recoveries	12	—	—	—	—	10	—	22
Net charge-offs	(172)	—	—	—	—	(3)	—	(175)
Balance as of June 30, 2020	$2,338	$7,434	$1,655	$540	$245	$224	$1,195	$13,631

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2020.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$19	$—	$—	$167	$73	$1	$—	$260
Loans collectively evaluated for impairment	2,319	7,434	1,655	373	172	223	1,195	13,371
Ending Balance	$2,338	$7,434	$1,655	$540	$245	$224	$1,195	$13,631

INDEX
The following table details activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2019.

Three months ended June 30, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2019	$2,499	$6,386	$1,834	$502	$217	$277	$1,031	$12,746
Provision for loan losses	(191)	43	79	(82)	(41)	(6)	198	—

Charge-offs	—	—	—	—	—	(8)	—	(8)
Recoveries	64	—	—	16	20	—	—	100
Net (charge-offs) recoveries	64	—	—	16	20	(8)	—	92
Balance as of June 30, 2019	$2,372	$6,429	$1,913	$436	$196	$263	$1,229	$12,838

Six months ended June 30, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Provision for loan losses	(759)	539	281	(279)	(143)	(6)	367	—

Charge-offs	(150)	—	—	—	—	(15)	—	(165)
Recoveries	83	—	—	72	21	5	—	181
Net (charge-offs) recoveries	(67)	—	—	72	21	(10)	—	16
Balance as of June 30, 2019	$2,372	$6,429	$1,913	$436	$196	$263	$1,229	$12,838

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

INDEX
The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2019.

Year ended December 31, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Provision for loan losses	(415)	956	520	(251)	(138)	(9)	(663)	—

Charge-offs	(638)	—	(98)	—	—	(43)	—	(779)
Recoveries	209	—	—	74	21	9	—	313
Net (charge-offs) recoveries	(429)	—	(98)	74	21	(34)	—	(466)
Ending Balance	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Period-end amount allocated to:
Loans individually evaluated for impairment	$26	$19	$—	$171	$56	$1	$—	$273
Loans collectively evaluated for impairment	2,328	6,827	2,054	295	145	235	199	12,083
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356

The Company’s investment in loans as of June 30, 2020, June 30, 2019, and December 31, 2019 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2020
Loans individually evaluated for impairment	$1,473	$5,708	$9,145	$1,067	$671	$961	$19,025
Loans collectively evaluated for impairment	332,845	453,790	87,185	68,620	15,298	22,063	979,801
Ending Balance	$334,318	$459,498	$96,330	$69,687	$15,969	$23,024	$998,826

June 30, 2019
Loans individually evaluated for impairment	$2,347	$603	$—	$1,015	$711	$202	$4,878
Loans collectively evaluated for impairment	108,695	421,460	109,440	55,093	14,818	29,262	738,768
Ending Balance	$111,042	$422,063	$109,440	$56,108	$15,529	$29,464	$743,646

December 31, 2019
Loans individually evaluated for impairment	$1,651	$716	$—	$1,084	$691	$333	$4,475
Loans collectively evaluated for impairment	104,489	451,058	115,751	63,859	14,521	26,492	776,170
Ending Balance	$106,140	$451,774	$115,751	$64,943	$15,212	$26,825	$780,645

INDEX
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2020 for cash proceeds equal to the fair value of the loans.  The Company serviced real estate mortgage loans for others totaling $211,717,000 and $208,862,000, at June 30, 2020 and December 31, 2019, respectively.

The recorded value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues.  The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates.  Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions.  The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.  Impairment, if any, is recognized through a valuation allowance for each individual stratum.  Changes in the carrying amount of mortgage servicing rights are reported in earnings under non-interest income on the condensed consolidated statements of income.

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019

Constant prepayment rate	17.20%	12.10%
Discount rate	10.00%	10.01%
Weighted average life (years)	4.26	5.50

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2020 and December 31, 2019.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2019	Additions	Reductions	June 30, 2020

Mortgage servicing rights	$1,481	$256	$(192)	$1,545
Valuation allowance	—	(198)	—	(198)
Mortgage servicing rights, net of valuation allowance	$1,481	$58	$(192)	$1,347

At June 30, 2020 and December 31, 2019, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,347,000 and $1,631,000, respectively.

The Company received contractually specified servicing fees of $131,000 for each of the three months ended June 30, 2020 and June 30, 2019, respectively.  The Company received contractually specified servicing fees of $262,000 and $265,000 for the six months ended June 30, 2020 and June 30, 2019, respectively. Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

INDEX
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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

(in thousands)
June 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$36,003	$36,003	$—	$—
Securities of U.S. government agencies and corporations	42,743	—	42,743	—
Obligations of states and political subdivisions	30,725	—	30,725	—
Collateralized mortgage obligations	84,514	—	84,514	—
Mortgage-backed securities	142,013	—	142,013	—
Total investments at fair value	$335,998	$36,003	$299,995	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(in thousands)
December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$43,255	$43,255	$—	$—
Securities of U.S. government agencies and corporations	53,912	—	53,912	—
Obligations of states and political subdivisions	27,031	—	27,031	—
Collateralized mortgage obligations	79,420	—	79,420	—
Mortgage-backed securities	139,279	—	139,279	—
Total investments at fair value	$342,897	$43,255	$299,642	$—

INDEX
Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019:

(in thousands)
June 30, 2020	Carrying Value	Level 1	Level 2	Level 3
Mortgage servicing rights	$1,347	$—	$—	$1,347
Total assets at fair value	$1,347	$—	$—	$1,347

(in thousands)
December 31, 2019	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$170	$—	$—	$170
Total assets at fair value	$170	$—	$—	$170

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2020 and December 31, 2019.

Key methods and assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2020 and impaired loans as of  December 31, 2019 were as follows:

	Method	Assumption Inputs

Mortgage servicing rights	Discounted cash flows	Present value of expected future cash flows was estimated using a discount rate factor of 10.00% as of June 30, 2020. A constant prepayment rate of 17.20% as of June 30, 2020 was utilized.
Impaired loans	Collateral, market, income, enterprise, liquidation and discounted Cash Flows
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

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are subject to impairment testing. All mortgage servicing rights are initially measured and recorded at fair value at the time loans are sold. The fair value of MSRs is determined based on the price that would be received to sell the MSRs in an orderly transaction between market participants at the measurement date. Subsequent fair value measurements are determined using a discounted cash flow model.  In order to determine the fair value of the mortgage servicing rights, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  At June 30, 2020, the discount rate and constant prepayment rate used in measuring the fair value of the Company’s mortgage servicing rights was 10.00% and 17.20%, respectively.

The model used to calculate the fair value of the Company’s mortgage servicing rights is periodically validated by an independent external model validation group.  The model assumptions and the mortgage servicing rights fair value estimates are also compared to observable trades of similar portfolios as well as to mortgage servicing rights broker valuations and industry surveys, as available.  If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model.  As such, the Company classifies mortgage servicing rights subjected to non-recurring fair value adjustments as Level 3.

INDEX
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

At June 30 2020 and December 31, 2019, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2020 and December 31, 2019 were approximately as follows:

(in thousands)		June 30, 2020		December 31, 2019
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$225,104	$225,104	$111,493	$111,493
Certificates of deposit	2	20,338	21,001	14,700	14,984
Stock in Federal Home Loan Bank and other equity securities	3	6,480	6,480	6,574	6,574
Loans receivable:
Net loans	3	980,094	936,799	768,873	723,507
Loans held-for-sale	2	1,848	1,925	4,130	4,213
Interest receivable	2	4,373	4,373	4,295	4,295
Mortgage servicing rights	3	1,347	1,347	1,481	1,631
Financial liabilities:
Deposits	3	1,438,203	1,400,790	1,138,632	1,035,644
Federal Home Loan Bank advances	2	10,000	9,987	—	—
Interest payable	2	83	83	92	92

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

INDEX
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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2020	December 31, 2019

Undisbursed loan commitments	$196,073	$198,534
Standby letters of credit	2,974	2,455
Commitments to sell loans	6,688	1,240

	$205,735	$202,229

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2020 and December 31, 2019, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,974,000 and $2,455,000 at June 30, 2020 and December 31, 2019, respectively.  The Bank has experienced no draws on these letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $950,000 and $840,000 at June 30, 2020 and December 31, 2019, respectively, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2020 and December 31, 2019, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

INDEX
8.	STOCK PLANS

On January 23, 2020, the Board of Directors of the Company declared a 5% stock dividend payable as of March 25, 2020.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	588,420	$9.31
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	-	—
Options outstanding at End of Period	588,420	$9.31	$436,435	7.19
Exercisable (vested) at End of Period	293,924	$7.59	$436,435	5.39

The following table presents the activity related to stock options for the six months ended June 30, 2020.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	425,373	$8.30
Granted	178,087	$11.19
Expired	—	$—
Cancelled / Forfeited	—	—
Exercised	(15,040)	3.11
Options outstanding at End of Period	588,420	$9.31	$436,435	7.19
Exercisable (vested) at End of Period	293,924	$7.59	$436,435	5.39

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2020 was $1.41 per share.

The intrinsic value of options exercised was $96,000 and $0 during the six months ended June 30, 2020 and June 30, 2019, respectively.  The fair value of awards vested was $149,000 and $141,000 during the six months ended June 30, 2020 and June 30, 2019, respectively.

INDEX
As of June 30, 2020, there was $414,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.69 years.

There was $46,000 and $88,000 of recognized compensation cost related to stock options granted for the three and six months ended June 30, 2020, respectively.

A summary of the weighted average assumptions used in valuing stock options during the three and six months ended June 30, 2020 is presented below:

	Three Months Ended June 30, 2020*	Six Months Ended June 30, 2020
Risk Free Interest Rate	—	1.42%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	10.18%

* There were no stock options granted during the three months ended June 30, 2020.

The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	140,971	$10.84	_	_
Granted	—	—
Cancelled / Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	140,971	$10.84	$1,140,455	2.86

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2020.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	131,661	$9.72	_ _	_ _
Granted	40,985	11.19
Cancelled / Forfeited	(858)	10.74
Exercised/Released/Vested	(30,817)	6.56
Non-vested restricted stock outstanding at End of Period	140,971	$10.84	$1,140,455	2.86

The weighted average fair value of restricted stock granted during the six months ended June 30, 2020 was $11.19 per share.

As of June 30, 2020, there was $907,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.86 years.

INDEX
There was $95,000 and $182,000 of recognized compensation cost related to restricted stock awards for the three and six months ended June 30, 2020, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 310,041 shares authorized for issuance under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2020, payable March 25, 2020 to shareholders of record as of February 28, 2020.  The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2019 to November 23, 2020.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of June 30, 2020, there was $13,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $7,000 and $13,000 of recognized compensation cost related to ESPP issuances for the three and six months ended June 30, 2020, respectively.

The weighted average fair value option at issuance date during the six months ended June 30, 2020 was $2.37 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2020 is presented below:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Risk Free Interest Rate	1.56%	1.56%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	13.09%	13.09%

INDEX
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

The following table details activity in accumulated other comprehensive income for the three months ended June 30, 2020.

( in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of March 31, 2020	$6,630	$(1,411)	$(16)	$5,203
Current period other comprehensive income	1,239	—	—	1,239
Balance as of June 30, 2020	$7,869	$(1,411)	$(16)	$6,442

The following table details activity in accumulated other comprehensive income for the six months ended June 30, 2020.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$1,561	$(1,411)	$(16)	$134
Current period other comprehensive income	6,308	—	—	6,308
Balance as of June 30, 2020	$7,869	$(1,411)	$(16)	$6,442

The following table details activity in accumulated other comprehensive loss for the three months ended June 30, 2019.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Loss
Balance as of March 31, 2019	$(2,389)	$(1,198)	$29	$(3,558)
Current period other comprehensive income	3,324	—	—	3,324
Balance as of June 30, 2019	$935	$(1,198)	$29	$(234)

The following table details activity in accumulated other comprehensive loss for the six months ended June 30, 2019.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)
Current period other comprehensive income	4,802	—	—	4,802
Balance as of June 30, 2019	$935	$(1,198)	$29	$(234)

INDEX
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 23, 2020, the Board of Directors of the Company declared a 5% stock dividend payable  March 25, 2020 to shareholders of record as of February 28, 2020.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019 (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic earnings per share:
Net income	$2,705	$3,406	$5,384	$7,391

Weighted average common shares outstanding	12,827,596	12,780,205	12,811,499	12,767,097
Basic EPS	$0.21	$0.27	$0.42	$0.58

Diluted earnings per share:
Net income	$2,705	$3,406	$5,384	$7,391

Weighted average common shares outstanding	12,827,596	12,780,205	12,811,499	12,767,097

Effect of dilutive shares	91,265	154,344	119,651	152,419

Adjusted weighted average common shares outstanding	12,918,861	12,934,549	12,931,150	12,919,516
Diluted EPS	$0.21	$0.26	$0.42	$0.57

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 404,262 shares and 226,186 shares for the three months ended June 30, 2020 and 2019, respectively.  Restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 43,085 shares and 0 shares for the three months ended June 30, 2020 and 2019, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 404,262 shares and 226,186 shares for the six months ended June 30, 2020 and 2019, respectively.  Restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 42,036 shares and 0 shares for the six months ended June 30, 2020 and 2019, respectively.

INDEX
11.	LEASES

The Bank leases ten branch and administrative locations under operating leases expiring on various dates through 2030.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Bank combines lease and nonlease components.  The Bank had no financing leases as of June 30, 2020.

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

The Company had right-of-use assets totaling $6,672,000 and $6,962,000 as of June 30, 2020 and December 31, 2019, respectively.  The Company had lease liabilities totaling $7,248,000 and $7,483,000 as of June 30, 2020 and December 31, 2019, respectively.  The Company recognized lease expenses totaling $311,000 and $224,000 for the three month periods ended June 30, 2020 and 2019, respectively, and $620,000 and $447,000 for the six month periods ended June 30, 2020 and 2019, respectively.  Lease expenses include expenses related to short-term leases and recognition of deferred gain on sale-leaseback.  Lease expense is included in Occupancy and equipment expense on the Income Statement.

The table below summarizes the maturity of remaining lease liabilities at June 30, 2020:

(in thousands)	June 30, 2020
2020	$604
2021	1,229
2022	1,140
2023	1,006
2024	899
2025 and thereafter	3,080
Total lease payments	7,958
Less: interest	(710)
Present value of lease liabilities	$7,248

The following table presents supplemental cash flow information related to leases for the three and six months ended June 30, 2020:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$300	$217	$549	$434
Right-of-use assets obtained in exchange for new operating lease liabilities	221	—	221	4,417

The following table presents the weighted average operating lease term and discount rate at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Weighted-average remaining lease term – operating leases, in years	$7.51	$8.01
Weighted-average discount rate – operating leases	$2.45%	$2.52%

12.	SHORT-TERM BORROWINGS

Short-term borrowings totaling $10 million as of June 30, 2020 consisted of advances with the FHLB through its COVID-19 Relief and Recovery Advances Program.  Such advances mature at a range of 0.4 to 0.9 years at a 0% interest rate.  The advances are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  As of June 30, 2020, the Company had a remaining collateral borrowing capacity with the FHLB of $323,091,000.  The Company also has unsecured formal lines of credit totaling $122,000,000 with correspondent banks.  The Company had no short-term borrowings as of December 31, 2019.

INDEX
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

●
Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), and other legislation and governmental measures introduced in response to the financial crisis which began in 2008 and the ensuing recession affecting the banking system, financial markets and the U.S. economy, as well as the effect of the federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted in March 2020, in an effort to mitigate the consequences of the coronavirus pandemic and the governmental actions in response thereto

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

INDEX
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

●
The effects of the coronavirus pandemic on the U.S., California and global economies and the actions of governments to reduce the spread of the virus and to mitigate the resulting economic consequences

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

INDEX
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

Significant results and developments during the second quarter and year-to-date 2020 included:

•
Net income of $5.4 million for the six months ended June 30, 2020, down 27.2% from $7.4 million earned for the same period last year.  Net income of $2.7 million for the three months ended June 30, 2020, down 20.6% from $3.4 million for the same period last year.

•
Diluted income per share of $0.42 for the six months ended June 30, 2020, down 26.3% from diluted income per share of $0.57 in the same period last year.  Diluted income per share of $0.21 for the three months ended June 30, 2020, down 19.2% from diluted income per share of $0.26 for the same period last year.

•
Net interest income of $22.6 million for the six months ended June 30, 2020, down 3.9% from $23.5 million for the same period last year.  Net interest income of $11.4 million for the three months ended June 30, 2019, down 4.0% from $11.8 million for the same period last year.  The decrease was due to a decrease in loan interest income and due from banks, which was partially offset by an increase in interest income on investment securities.

•
Net interest margin of 3.36% for the six months ended June 30, 2020, down 18.1% from 4.10% for the same period last year.  Net interest margin of 3.13% for the three months ended June 30, 2019, down 23.8% from 4.11% for the same period last year.

•
Provision for loan losses of $1.5 million for the six months ended June 30, 2020, compared to no provision for the same period last year.  Provision for loan losses of $0.8 million for the three months ended June 30, 2020, compared to no provision for the same period last year.  The increase was largely driven by increases in qualitative factors due to declines in the general economic environment as a result of the coronavirus pandemic.

•	Total assets of $1.61 billion as of June 30, 2020, up 24.7% from $1.29 billion as of December 31, 2019.

•
Total net loans (including loans held-for-sale) of $981.9 million as of June 30, 2020, up 27.0% from $773.0 million as of December 31, 2019.  The increase was largely driven by Paycheck Protection Program (PPP) loans totaling $232 million as of June 30, 2020.

•	Total investment securities of $336.0 million as of June 30, 2020, down 2.0% from $342.9 million as of December 31, 2019.

•	Total deposits of $1.44 billion as of June 30, 2020, up 26.3% from $1.14 billion as of December 31, 2019.

•
FHLB advances of $10 million as of June 30, 2020, compared to no FHLB advances as of December 31, 2019.  Advances are from the FHLB's COVID-19 Relief and Recovery Advances Program and are short-term borrowings with a 0% interest rate.

Since March 13, 2020, the United States has been operating under a state of emergency declared by President Trump in response to the spread of the coronavirus and the COVID-19 disease which it causes.  On March 4, 2020, California Governor Gavin Newsom declared a similar state-wide emergency.  Also, early in March, a number of county and other local health agencies in California declared emergencies and issued “stay-at-home” ordinances for all persons other than workers at “essential businesses”.  During March 2020 and continuing thereafter, the pandemic and governmental responses have resulted in recessionary economic, labor and financial market conditions across the United States and in our markets in California, including dramatic increases in unemployment. In response, the FRB reduced its federal funds rate by 1.5 percentage points to .00 to .25 percent.  In addition, in late March 2020, the U.S. government enacted the CARES Act, a $2.2 trillion economic stimulus package, the largest in U.S. history, in an effort to lessen the impact of the pandemic on consumers and businesses.

INDEX
These developments have had an impact on our business.  Our commercial real estate loan portfolio exposure to industries most affected by the stay-at-home order includes 5.8% to retail properties and business; 1.4% to restaurants; and 0.9% to the hospitality/hotel sector at June 30, 2020.  Loans to these customers are generally secured by real estate with relatively low loan-to-value ratios and strong guarantors.  There is concern that borrowers will draw on their credit lines to support cashflow disruptions caused by the stay at home ordinances. Most of the Bank’s optional advance lines of credit are “controlled” with advances supported by certain assets pledged to the bank for repayment or specific budgeted expense. The Bank monitors credit line advances daily and has not noted any significant, unusual loan advances.  We have also granted customer relief in a variety of ways, including extended grace periods on residential and commercial mortgages, commercial loans, and automobile loan and lease payments, refraining from reporting payment deferrals to credit bureaus and waiving or refunding certain fees.  The increase in our provision for loan and lease losses to $800,000 and $1,450,000 for the second quarter and year to date 2020, compared to no provision for the same periods in 2019, was largely driven by the economic impacts of the pandemic on our borrowers.  The Bank, in the first part of April 2020, commenced participation in the Paycheck Protection Program (PPP) of the Small Business Administration (SBA) which is aimed at providing relief from the pandemic to small businesses through loans by banks guaranteed by the SBA.  In the initial phase of the program, the Bank approved approximately 650 applications for loans under the PPP covering approximately $184 million in funding.  The program was suspended after the initial Congressional appropriation of $349 billion was exhausted.  A second phase of the program, involving a Congressional appropriation of some $310 billion, was initiated on April 27, 2020.  As of June 30, 2020, the Bank had approved approximately 670 applications in this second phase, covering approximately $51 million in funding.  A total of approximately $235 million in PPP loans were originated during the second quarter of 2020.  These PPP loan originations resulted in approximately $7.8 million in SBA processing fees which will be recognized as an adjustment to the effective yield over the loans projected life.  A total of approximately $2 million of PPP processing fees has been recognized in interest income on loans for the three and six months ended June 30, 2020.  The Company expects that a significant portion of the loans it has made under the PPP will be forgiven during the remainder of 2020 under the terms of the program, as borrowers satisfy the requirement of applying at least 60% of the loan proceeds to support their payroll expenses.   Thereafter, the Company expects to be reimbursed by the SBA for the amounts forgiven pursuant to the terms of the PPP.  Loans which do not qualify for the forgiveness will remain on the Bank’s books, subject to the SBA’s guarantee.

The Bank has also continued to actively assist our communities by providing temporary loan relief under Section 4013 of the Coronavirus Aid, Relief and Economic Security (‘CARES’) Act to customers who have been negatively impacted by COVID. This relief included loan modifications which included temporary forbearance programs (both full payment deferrals and interest only payments). The total amount of loans that have been provided temporary forbearance relief totaled approximately $94.2 million as of June 30, 2020. For loans that were provided full payment deferrals the Bank has made a policy election to cease recognizing interest during the terms of the payment suspension. Upon completion of the payment forbearance period the foregone interest will be capitalized as deferred interest and recognized as a yield adjustment over the remaining life of the loan. Loans on interest-only plans continued to accrue interest income as the loans have continued to make payments over the course of the forbearance period. Of the $94.2. million in total forbearances approximately $82.7 million were provided full payment deferrals for terms ranging from three to six months which resulted in the loss of interest income of approximately $0.9 million for the three and six months ended June 30, 2020 which partially offsets the recognition of PPP loan origination fee income previously discussed.

Although banks in California are defined as “essential businesses” under the California governmental actions and thus are allowed to remain open, in order to protect the health of our employees, approximately 40% of our employees are now working remotely, a majority of whom would normally be working in our branches or offices.  We anticipate the majority of those employees working remotely to return to our branches and offices effective August 3, 2020, wearing face coverings, social distancing and using proper hygiene practices.

For additional information on the possible effects of the pandemic on our business, see Part II.,  Item 1.A., “Risk Factors”, in this Report on Form 10-Q.

INDEX
SUMMARY FINANCIAL DATA

The Company recorded net income of $5,384,000 for the six months ended June 30, 2020, representing a decrease of $2,007,000 or 27.2% from net income of $7,391,000 for the same period in 2019.  The Company recorded net income of $2,705,000 for the three months ended June 30, 2020, representing a decrease of $701,000 or 20.6% from net income of $3,406,000 for the same period in 2019.

The following tables present a summary of the results for the three and six months ended June 30, 2020 and 2019, and a summary of financial condition at June 30, 2020 and December 31, 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(in thousands except for per share amounts)
For the Period:
Net Income	$2,705	$3,406	$5,384	$7,391
Basic Earnings Per Common Share	$0.21	$0.27	$0.42	$0.58
Diluted Earnings Per Common Share	$0.21	$0.26	$0.42	$0.57
Net Income to Average Assets (annualized)	0.70%	1.11%	0.75%	1.21%
Net Income to Average Equity (annualized)	7.54%	11.31%	7.71%	12.54%
Average Equity to Average Assets	9.27%	9.86%	9.76%	9.63%

	June 30, 2020	December 31, 2019

(in thousands except for ratios)
At Period End:
Total Assets	$1,612,057	$1,292,591
Total Investment Securities, at fair value	335,998	342,897
Total Loans, Net (including loans held-for-sale)	$981,942	$773,003
Total Deposits	$1,438,203	$1,138,632
Loan-To-Deposit Ratio	68.3%	67.9%

INDEX
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$919,301	$9,702	4.23%	$730,215	$9,856	5.41%
Certificate of deposits	22,486	123	2.19%	11,757	85	2.90%
Interest bearing due from banks	163,031	36	0.09%	99,589	553	2.23%
Investment securities, taxable	324,040	1,667	2.06%	292,656	1,597	2.19%
Investment securities, non-taxable (2)	19,929	124	2.50%	11,656	70	2.41%
Other interest earning assets	6,502	83	5.12%	6,446	108	6.72%
Total average interest-earning assets	1,455,289	11,735	3.23%	1,152,319	12,269	4.27%
Non-interest-earning assets:
Cash and due from banks	35,907			27,271
Premises and equipment, net	6,375			6,262
Other real estate owned	—			1,081
Interest receivable and other assets	50,343			35,396
Total average assets	$1,547,914			$1,222,329

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	347,261	81	0.09%	304,217	111	0.15%
Savings and MMDA’s	386,804	218	0.23%	327,631	246	0.30%
Time, $250,000 or less	38,046	57	0.60%	42,163	56	0.53%
Time, over $250,000	13,309	29	0.87%	16,748	39	0.93%
Total average interest-bearing liabilities	785,420	385	0.20%	690,759	452	0.26%
Non-interest-bearing liabilities:
Federal Home Loan Bank advances	5,275			—
Non-interest-bearing demand deposits	595,343			396,000
Interest payable and other liabilities	18,358			15,108
Total liabilities	1,404,396			1,101,867
Total average stockholders’ equity	143,518			120,462
Total average liabilities and stockholders’ equity	$1,547,914			$1,222,329
Net interest income and net interest margin (3)		$11,350	3.13%		$11,817	4.11%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $1,859 and $67 for the three months ended June 30, 2020 and 2019, respectively.  Loan fees for the three months ended June 30, 2020 include $1,981 in PPP loan fees recognized.  Excluding this amount, loan fees for the three months ended June 30, 2020 totaled $(122).

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

INDEX
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$836,798	$18,937	4.54%	$737,092	$19,468	5.33%
Certificate of deposits	20,323	237	2.34%	10,383	151	2.93%
Interest bearing due from banks	139,268	455	0.66%	93,581	1,128	2.43%
Investment securities, taxable	326,667	3,424	2.10%	296,241	3,230	2.20%
Investment securities, non-taxable (2)	18,108	224	2.48%	11,141	120	2.17%
Other interest earning assets	6,538	207	6.35%	6,234	223	7.21%
Total average interest-earning assets	1,347,702	23,484	3.49%	1,154,672	24,320	4.25%
Non-interest-earning assets:
Cash and due from banks	34,590			27,058
Premises and equipment, net	6,452			6,409
Other real estate owned	—			1,087
Interest receivable and other assets	43,216			33,999
Total average assets	$1,431,960			$1,223,225

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	339,462	239	0.14%	307,022	237	0.16%
Savings and MMDA’s	365,943	486	0.27%	328,592	409	0.25%
Time, $250,000 or less	38,475	113	0.59%	43,033	112	0.52%
Time, over $250,000	13,459	65	0.97%	17,093	65	0.77%
Total average interest-bearing liabilities	757,339	903	0.24%	695,740	823	0.24%
Non-interest-bearing liabilities:
Federal Home Loan Bank Advances	2,637			—
Non-interest-bearing demand deposits	513,453			395,628
Interest payable and other liabilities	18,799			14,006
Total liabilities	1,292,228			1,105,374
Total average stockholders’ equity	139,732			117,851
Total average liabilities and stockholders’ equity	$1,431,960			$1,223,225
Net interest income and net interest margin (3)		$22,581	3.36%		$23,497	4.10%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $1,857 and $57 for the six months ended June 30, 2020 and 2019, respectively.  Loan fees for the six months ended June 30, 2020 include $1,981 in PPP loan fees recognized.  Excluding this amount, loan fees for the six months ended June 30, 2020 totaled $(124).

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

INDEX
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2020			Three months ended March 31, 2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$919,301	$9,702	4.23%	$754,296	$9,235	4.91%
Certificates of deposit	22,486	123	2.19%	18,159	114	2.52%
Interest bearing due from banks	163,031	36	0.09%	115,507	419	1.45%
Investment securities, taxable	324,040	1,667	2.06%	329,293	1,757	2.14%
Investment securities, non-taxable (2)	19,929	124	2.50%	16,287	100	2.46%
Other interest earning assets	6,502	83	5.12%	6,574	124	7.57%
Total average interest-earning assets	1,455,289	11,735	3.23%	1,240,116	11,749	3.80%
Non-interest-earning assets:
Cash and due from banks	35,907			33,271
Premises and equipment, net	6,375			6,529
Other real estate owned	—			—
Interest receivable and other assets	50,343			36,089
Total average assets	$1,547,914			$1,316,005

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	347,261	81	0.09%	331,663	158	0.19%
Savings and MMDA’s	386,804	218	0.23%	345,082	268	0.31%
Time, $250,000 and under	38,046	57	0.60%	38,418	56	0.58%
Time, over $250,000	13,309	29	0.87%	14,097	36	1.02%
Total average interest-bearing liabilities	785,420	385	0.20%	729,260	518	0.28%
Non-interest-bearing liabilities:
Federal Home Loan Bank Advances	5,275			—
Non-interest-bearing demand deposits	595,343			431,675
Interest payable and other liabilities	18,358			19,236
Total liabilities	1,404,396			1,180,171
Total average stockholders’ equity	143,518			135,834
Total average liabilities and stockholders’ equity	$1,547,914			$1,316,005
Net interest income and net interest margin (3)		$11,350	3.13%		$11,231	3.63%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $1,859 and $(2) for the three months ended June 30, 2020 and March 31, 2020, respectively.  Loan fees for the three months ended June 30, 2020 include $1,981 in PPP loan fees recognized.  Excluding this amount, loan fees for the three months ended June 30, 2020 totaled $(122).

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

INDEX
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended June 30, 2020 over the three months ended June 30, 2019, the six months ended June 30, 2020 over the six months ended June 30, 2019, and the three months ended June 30, 2020 over the three months ended March 31, 2020.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended June 30, 2020 Over Three Months Ended June 30, 2019			Six Months Ended June 30, 2020 Over Six Months Ended June 30, 2019			Three Months Ended June 30, 2020 Over Three Months Ended March 31, 2020
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$2,268	$(2,422)	$(154)	$2,526	$(3,057)	$(531)	$1,800	$(1,333)	$467
Certificates of Deposit	63	(25)	38	122	(36)	86	25	(16)	9
Due From Banks	219	(736)	(517)	394	(1,067)	(673)	123	(506)	(383)
Investment Securities - Taxable	167	(97)	70	340	(146)	194	(27)	(63)	(90)
Investment Securities - Non-taxable	51	3	54	84	20	104	22	2	24
Other Assets	1	(26)	(25)	11	(27)	(16)	(1)	(40)	(41)
	$2,769	$(3,303)	$(534)	$3,477	$(4,313)	$(836)	$1,942	$(1,956)	$(14)

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$16	$(46)	$(30)	$29	$(27)	$2	$7	$(84)	$(77)
Savings & MMDAs	38	(66)	(28)	45	32	77	28	(78)	(50)
Time Certificates	(12)	3	(9)	(64)	65	1	(1)	(5)	(6)

	$42	$(109)	$(67)	$10	$70	$80	$34	$(167)	$(133)

Increase (decrease) in Net Interest Income:	$2,727	$(3,194)	$(467)	$3,467	$(4,383)	$(916)	$1,908	$(1,789)	$119

INDEX
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $113,611,000 or 101.9% increase in cash and cash equivalents, a $5,638,000 or 38.4% increase in certificates of deposit, a $6,899,000 or 2.0% decrease in investment securities available-for-sale, a $211,221,000 or 27.5% increase in net loans held-for-investment, and a $2,282,000 or 55.3% decrease in loans held-for-sale from December 31, 2019 to June 30, 2020.  The increase in cash and cash equivalents was primarily due to an increase in deposit balances.  The increase in certificates of deposit was due to allocating the cash flows from payments on and maturities of available-for-sale securities towards additional purchases of certificates of deposit.  The decrease in investment securities was primarily due to maturities and calls of available for sale securities that was allocated towards purchases of certificates of deposits.  The increase in net loans held-for-investment was primarily due to PPP loans originated in the second quarter of 2020 totaling approximately $235 million which are classified as commercial loans.  The decrease in loans held-for-sale was due to the timing of funding and sale of the loans held-for-sale pipeline.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $299,571,000 or 26.3% from December 31, 2019 to June 30, 2020.  The overall increase in total deposits was primarily attributable to PPP loans originated in the second quarter of 2020.  The Company required PPP loans to fund to a First Northern demand deposit account which resulted in a significant increase in demand deposits during the quarter.  The PPP program also resulted in new customer relationships coupled with increased savings rates as a result of current economic uncertainties.  During the second quarter of 2020, the Company requested and received advances totaling $10 million through the FHLB's COVID-19 Relief and Recovery Advances Program.  The advances are short-term borrowings with a 0% interest rate.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee, in response to the economic effects of the pandemic, decreased the Federal Funds rate by 150 basis points to 0.00% to 0.25% during the six months ended June 30, 2020.

Interest income on loans for the six months ended June 30, 2020 was down 2.7% from the same period in 2019, decreasing from $19,468,000 to $18,937,000, and was down 1.6% for the three months ended June 30, 2020 over the same period in 2019, decreasing from $9,856,000 to $9,702,000.  The decrease in interest income on loans for the three and six months ended June 30, 2020 was primarily due to a 79 basis point and 118 basis point decrease in loan yields, respectively.  The decrease in loan yields compared to prior periods is due several factors: adjustable rate loans re-pricing at lower rates as a result of recent declines in interest rates and related indices, which is mitigated to some extent by the inclusion of interest rate floors on the majority of our variable rate loans; the accommodation of certain fixed rate loan customers to re-price their existing loans at lower rates to retain existing relationships in a competitive rate environment; an increase in non-accrual loan balances; our policy election to cease interest recognition for loans provided temporary full payment deferrals during the term of the forbearance period (generally ranging from three to six months) under Section 4013 CARES Act (see FN 2) and the origination of $235 million of PPP loans at an interest rate of 1%. Loans provided full payment deferrals under the CARES act totaled $82.7 million on June 30, 2020 which resulted in the loss of interest income of approximately $0.9 million for the three and six months ended June 30, 2020.  Partially offsetting these impacts was the recognition of processing fees received by the SBA related to the origination of the PPP loans. The Company received a total of approximately $7.8 million in processing fees from the SBA during the three months ended June 30, 2020. These fees are required to be recognized as an adjustment to the effective yield over the life of the loan. For the three and six months ended June 30, 2020 the Bank recognized $1,981,000 of these processing fees which is included as a component of interest income on loans. The remaining balance of approximately $5.8 million will be recognized over remaining life of the PPP loans.

Interest income on certificates of deposit for the six months ended June 30, 2020 was up 57.0% from the same period in 2019, increasing from $151,000 to $237,000, and was up 44.7% for the three months ended June 30, 2020 over the same period in 2019, increasing from $85,000 to $123,000.  The increase in interest income on certificates of deposit for the six months ended June 30, 2020 as compared to the same period a year ago was primarily due to an increase in average balances of certificates of deposit, which was partially offsect by a 59 basis point decrease in yield on certificates of deposit.  The increase in interest income on certificates of deposit for the three months ended June 30, 2020 as compared to the same period a year ago was primarily due to an increase in average certificates of deposit, which was partially offset by a 71 basis point decrease in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the six months ended June 30, 2020 was down 59.7% from the same period in 2019, decreasing from $1,128,000 to $455,000, and was down 93.5% for the three months ended June 30, 2020 over the same period in 2019, decreasing from $553,000 to $36,000.  This income is primarily derived from interest on excess reserves held at the Federal Reserve.  The decrease in interest income on interest-bearing due from banks for the six months ended June 30, 2020 as compared to the same period a year ago was primarily due to reductions in the Federal Funds Rate resulting in a 177 basis point decrease in yield on interest-bearing due from banks, which was partially offset by an increase in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended June 30, 2020 as compared to the same period a year ago was primarily due to reductions in the Federal Funds Rate, resulting in a 214 basis point decrease in yield on interest-bearing due from banks, which was partially offset by an increase in average balances of interest-bearing due from banks.

INDEX
Interest income on investment securities available-for-sale for the six months ended June 30, 2020 was up 8.9% from the same period in 2019, increasing from $3,350,000 to $3,648,000, and was up 7.4% for the three months ended June 30, 2020 over the same period in 2019, increasing from $1,667,000 to $1,791,000.  The increase in interest income on investment securities for the six months ended June 30, 2020 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by an 8 basis point decrease in investment yields.  The increase in interest income on investment securities for the three months ended June 30, 2020 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by an 11 basis point decrease in investment yields.

Interest income on other earning assets for the six months ended June 30, 2020 was down 7.2% from the same period in 2019, decreasing from $223,000 to $207,000, and was down 23.2% for the three months ended June 30, 2020 over the same period in 2019, decreasing from $108,000 to $83,000.  This income is primarily derived from dividends received by the Federal Home Loan Bank.  The decrease in interest income on other assets for the six months ended June 30, 2020 as compared to the same period a year ago was primarily due to an 86 basis point decrease in yield on other earning assets as a result of decreased FHLB dividend rates.  The decrease in interest income on other earning assets for the three months ended June 30, 2020 as compared to the same period a year ago was primarily due to a 160 basis point decrease in yield on other earning assets as a result of decreased FHLB dividend rates.

The Company had no Federal Funds sold balances during the three and six months ended June 30, 2020 and June 30, 2019.

Interest Expense

Interest expense on deposits for the six months ended June 30, 2020 was up 9.7% from the same period in 2019, increasing from $823,000 to $903,000, and was down 14.8% for the three months ended June 30, 2020 over the same period in 2019, decreasing from $452,000 to $385,000.  The increase in interest expense during the six months ended June 30, 2020 was primarily due to an increase in the average balance of interest-bearing liabilities.  The decrease in interest expense during the three months ended June 30, 2020 was primarily due to a 6 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.

The Company received FHLB advances of $10 million during the three months ended June 30, 2020.  The advances are short-term borrowings with a 0% interest rate.  The Company had no FHLB advances or other borrowing balances during the three months ended June 30, 2019.

Provision for Loan Losses

Provision for loan losses totaled $1,450,000 for the six months ended June 30, 2020 compared to no provision for loan losses for the same period in 2019.  Provision for loan losses totaled $800,000 for the three months ended June 30, 2020 compared to no provision for loan losses for the same period in 2019.  The allowance for loan losses was approximately $13,631,000 or 1.36% of total loans, at June 30, 2020, compared to $12,356,000, or 1.58% of total loans, at December 31, 2019.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.  The decrease in the ratio of allowance to total loans from December 31, 2019 to June 30, 2020 was primarily due to PPP loans of approximately $232 million outstanding as of June 30, 2020, which are fully guaranteed by the SBA.

The increase in the provision for loan losses during the three and six months ended June 30, 2020 compared to the same period in 2019 was due to an increase in net charge-offs, coupled with adjustments to qualitative factors resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

Provision for Unfunded Lending Commitment Losses

Provision for unfunded lending commitment losses totaled $110,000 and $40,000 for the six months ended June 30, 2020 and June 30, 2019, respectively.  Provision for unfunded lending commitment losses totaled $10,000 and $(40,000) for the three months ended June 30, 2020  and June 30, 2019, respectively.  The changes in the provision for unfunded lending commitments is primarily due to adjustment to qualitative factors resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

The provision for unfunded lending commitment losses is included in other non-interest expense in the Condensed Consolidated Statements of Income.

INDEX
Non-Interest Income

Non-interest income was down 6.6% for the six months ended June 30, 2020 from the same period in 2019, decreasing from $3,530,000 to $3,297,000.  Non-interest income was down 1.4% for the three months ended June 30, 2020 from the same period in 2019, decreasing from $1,671,000 to $1,648,000.

The decrease was primarily due to decreases in service charges on deposit accounts, mortgage brokerage income, loan servicing income, debit card income, and other income, which was partially offset by an increase in gains on sales of loans held-for-sale.  The decrease in service charges on deposit accounts was primarily a result of the COVID-19 pandemic and the Bank's decision to waive overdraft/NSF fees for all business and consumer customers for an initial period of 60 days which began in March and was later extended into the third quarter.  This assistance has resulted in increased fee waiver activity, reducing reported service charge income.  The decrease in mortgage brokerage income was primarily a result of decreased mortgage brokerage volume. The decrease in loan servicing income was primarily due to impairment expense recognized on mortgage servicing rights asset.  The decrease in debit card income was primarily due to a decrease in transaction volumes.  The decrease in other income year to date was primarily due to a gain on sale of land recognized during the six months ended June 30, 2019 that was not repeated during the same period in 2020.  The increase in gains on sales of loans held-for-sale was primarily due to an increase in loan origination volumes as a result of the recent decline in interest rates and uptick in refinancing activity.

Non-Interest Expenses

Total non-interest expenses were up 1.5% for the six months ended June 30, 2020 from the same period in 2019, increasing from $16,823,000 to $17,077,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment, and data processing, which was partially offset by a decrease in other real estate owned expense.  The increase in salaries and employee benefits was primarily due to an increase in the number of full-time equivalent employees.  The increase in occupancy and equipment expense was primarily due to rent expense and other expenses associated with the opening of an administrative office space and branch during the second half of 2019.  The increase in data processing expense was primarily due to costs associated with enhanced IT infrastructure and the conversion of our online banking platform during the first half of 2020.  The decrease in other real estate owned expense was due to a writedown on an other real estate owned property during the six months ended June 30, 2019.

Total non-interest expenses were down 3.4% for the three months ended June 30, 2020 from the same period in 2019, decreasing from $8,805,000 to $8,507,000.

The decrease was primarily due to a decrease in other real estate owned expense, which was partially offset by increases in occupancy and equipment and data processing.  The decrease in other real estate owned expense was due to a writedown on an other real estate owned property during the three months ended June 30, 2019.  The increase in occupancy and equipment expense was primarily due to rent expense and other expenses associated with the opening of an administrative office space and branch during the second half of 2019.  The increase in data processing expense was primarily due to costs associated with enhanced IT infrastructure and the conversion of our online banking platform during the first half of 2020.

INDEX
The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2020 and 2019.

	(in thousands)
	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Other non-interest expenses
Provision for (reversal of) unfunded loan commitments	$10	$(40)	$110	$40
FDIC assessments	130	80	130	170
Contributions	32	61	81	127
Legal fees	125	159	209	231
Accounting and audit fees	114	114	228	224
Consulting fees	120	186	194	264
Postage expense	44	47	66	74
Telephone expense	31	31	59	64
Public relations	30	82	92	130
Training expense	16	47	43	81
Loan origination expense	65	32	110	82
Computer software depreciation	17	22	34	54
Sundry losses	15	63	79	117
Loan collection expense	68	7	102	(45)
Interchange fees	107	150	242	259
Other non-interest expense	313	324	573	651

Total other non-interest expenses	$1,237	$1,365	$2,352	$2,523

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes decreased 30.1% for the six months ended June 30, 2020 from the same period in 2019, decreasing from $2,813,000 to $1,967,000, and decreased 22.8% for the three months ended June 30, 2020 from the same period in 2019, decreasing from $1,277,000 to $986,000.  The decrease in provision for income taxes was primarily due to a decrease in pre-tax income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2020	December 31, 2019

Undisbursed loan commitments	$196,073	$198,534
Standby letters of credit	2,974	2,455
Commitments to sell loans	6,688	1,240
	$205,735	$202,229

The reserve for unfunded lending commitments amounted to $950,000 and $840,000 as of June 30, 2020 and December 31, 2019, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

INDEX
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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2020 and December 31, 2019:

	At June 30, 2020			At December 31, 2019
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$450	$170	$280	$266	$170	$96
Commercial real estate	5,708	39	5,669	466	45	421
Agriculture	9,145	—	9,145	—	—	—
Residential mortgage	170	—	170	172	—	172
Residential construction	—	—	—	—	—	—
Consumer	883	—	883	253	—	253
Total non-accrual loans	$16,356	$209	$16,147	$1,157	$215	$942

See Note 2 of the Notes to Condensed Consolidated Financial Statements for discussion on the Bank's policy election as a result of the CARES Act.

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

Non-accrual loans amounted to $16,356,000 at June 30, 2020 and were comprised of four commercial loans totaling $450,000, four commercial real estate loans totaling $5,708,000, three agriculture loans totaling $9,145,000, one residential mortgage loan totaling $170,000, and seven consumer loans totaling $883,000.  Non-accrual loans amounted to $1,157,000 at December 31, 2019 and were comprised of three commercial loans totaling $266,000, two commercial real estate loans totaling $466,000, one residential mortgage loan totaling $172,000 and four consumer loans totaling $253,000. If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

INDEX
Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans totaled $16,356,000 and $1,157,000 as of June 30, 2020 and December 31, 2019, respectively.  The increase in non-performing impaired loans from December 31, 2019 to June 30, 2020 was primarily due to two commercial real estate loans comprising one lending relationship and three agriculture loans comprising one lending relationship.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured as a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $2,669,000 and $3,318,000 at June 30, 2020 and December 31, 2019, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  The Bank elected not to classify modifications that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $15,205,000 or 1,614% to $16,147,000 during the first six months of 2020.  Non-performing assets, net of guarantees, represented 1.0% of total assets at June 30, 2020.

	At June 30, 2020			At December 31, 2019
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$16,356	$209	$16,147	$1,157	$215	$942
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	16,356	209	16,147	1,157	215	942
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$16,356	$209	$16,147	$1,157	$215	$942

Non-performing loans (net of guarantees) to total loans			1.6%			0.1%
Non-performing assets (net of guarantees) to total assets			1.0%			0.1%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			84.4%			1,311.7%

The Company had no loans 90 days or more past due and still accruing at June 30, 2020 and December 31, 2019.

Excluding the non-performing loans cited previously, loans totaling $8,818,000 and $8,749,000 were classified as substandard or doubtful loans, representing potential problem loans at June 30, 2020 and December 31, 2019, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at June 30, 2020 and December 31, 2019.  The ratio of the Allowance for Loan Losses to total loans at June 30, 2020 and December 31, 2019 was 1.36% and 1.58%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of June 30, 2020 and December 31, 2019.

INDEX
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

The following table summarizes the Allowance for Loan Losses of the Company during the six months ended June 30, 2020 and 2019, and for the year ended December 31, 2019:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2020	2019	2019

Balance at beginning of period	$12,356	$12,822	$12,822
Provision for loan losses	1,450	—	—
Loans charged-off:
Commercial	(184)	(150)	(638)
Commercial Real Estate	—	—	—
Agriculture	—	—	(98)
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	(13)	(15)	(43)

Total charged-off	(197)	(165)	(779)

Recoveries:
Commercial	12	83	209
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	72	74
Residential Construction	—	21	21
Consumer	10	5	9

Total recoveries	22	181	313

Net charge-offs	(175)	16	(466)

Balance at end of period	$13,631	$12,838	$12,356

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.04%)	0.00%	(0.06%)
Allowance for loan losses
To total loans at the end of the period	1.36%	1.72%	1.58%
To non-performing loans, net of guarantees at the end of the period	84.4%	814.1%	1,311.7%

The decrease in the ratio of allowance to total loans from December 31, 2019 to June 30, 2020 was primarily due to PPP loans of approximately $232 million outstanding as of June 30, 2020, which are fully guaranteed by the SBA.  The increase in the provision for loan losses during the three and six months ended June 30, 2020 compared to the same period in 2019 was due to an increase in net charge-offs, coupled with adjustments to qualitative factors resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

The decrease in the ratio of allowance for loan losses to non-performing loans, net of guarantees from December 31, 2019 to June 30, 2020 was primarily due to the increase in non-performing loans.  The increase in non-performing impaired loans from December 31, 2019 to June 30, 2020 was primarily due to two commercial real estate loans comprising one lending relationship and three agriculture loans comprising one lending relationship.

INDEX
Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2020, the Company had the following deposit mix: 28.2% in savings and MMDA deposits, 3.6% in time deposits, 24.9% in interest-bearing transaction deposits and 43.3% in non-interest-bearing transaction deposits.  At December 31, 2019, the Company had the following deposit mix: 30.2% in savings and MMDA deposits, 4.7% in time deposits, 27.9% in interest-bearing transaction deposits and 37.2% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.

Maturities of time certificates of deposits of over $250,000 outstanding at June 30, 2020 and December 31, 2019 are summarized as follows:

	(in thousands)
	June 30, 2020	December 31, 2019
Three months or less	$2,882	$4,738
Over three to twelve months	7,240	5,104
Over twelve months	3,452	6,035
Total	$13,574	$15,877

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios; in management’s opinion, the most common is the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 68.3% on June 30, 2020.  In addition, on June 30, 2020, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $22,451,000 in securities due within one year or less; and $60,440,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at June 30, 2020.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at June 30, 2020 of $323,091,000; credit availability is subject to certain collateral requirements.

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

INDEX
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

In November 2019, the bank regulatory agencies jointly adopted a final rule, that became effective January 1, 2020, that provided for a simple measure of capital adequacy for certain community banking organizations, consistent with the EGRRCPA.  Under the rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets, such as the Company and the Bank, and that meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, are eligible to opt into the community bank leverage ratio framework.  In April 2020, the federal bank regulatory agencies issued an interim final rule that made temporary changes to the community bank leverage ratio framework, pursuant to the CARES Act.  As of the second quarter 2020, a banking organization with a leverage ratio of 8 percent or greater (and that meets other qualifying criteria) may elect to use the community bank leverage ratio framework. The temporary changes to the community bank leverage ratio framework implemented by this interim final rule will cease to be effective as of the earlier of the termination date of the national emergency concerning the coronavirus disease declared by the President on March 13, 2020, or December 31, 2020. Concurrently, the federal bank regulatory agencies issued an interim final rule that provides for a transition from the temporary 8 percent community bank leverage ratio requirement to the 9 percent community bank leverage ratio requirement under the final rule.  Under the transition rule, the community bank leverage ratio will be 8 percent in the second quarter through fourth quarter of calendar year 2020, 8.5 percent in calendar year 2021, and 9 percent thereafter.  Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 8 percent (subject to transition to 9 percent beginning after calendar year 2021) will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of the FDIA. At the present time, the Company does not intend to elect to use the community bank leverage framework.

As of June 30, 2020, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2020.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$134,712	8.75%	5.0%
Common Equity Tier 1	$134,712	15.43%	6.5%
Tier 1 Risk-Based	$134,712	15.43%	8.0%
Total Risk-Based	$145,668	16.69%	10.0%

INDEX
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2020, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2020.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2020, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

INDEX
In response to the pandemic, the Bank proactively developed a COVID-19 Customer Support Plan designed to provide relief to those business and consumer customers financially impacted by the pandemic.  Among other actions, the Bank has offered loan assistance for those impacted by COVID-19, including waiver of late fees for qualifying consumer, small business, commercial and agricultural loan customers for an initial period of 60 days which began in March and was later extended to the third quarter of 2020 (subject to further extension if economic circumstances dictate); payment relief options; delinquencies resulting from impacts of COVID-19 will not be reported to the credit reporting bureaus; access to loan programs, including the Paycheck Protection Program (PPP) of the Small Business Administration (SBA) and the Bank’s strong partnership with the State of California’s I-Bank; deposit account assistance, including waiver of overdraft/non-sufficient funds fees for all business and consumer customers for an initial period of 60 days which began in March and was later extended to the third quarter of 2020 (subject to further extension if economic circumstances dictate); increased debit card limits on a case by case basis for consumer clients; deposit customer access to surcharge-free ATMs at over 50 locations within the Bank’s local footprint and hundreds more throughout the state through the Bank’s membership in the MoneyPass ATM Network; and waiver of early withdrawal charges for customers wishing to withdraw funds from their Certificates of Deposit.  We expect that the overall impact of these measures on our results of operations will be material and adverse to a degree which cannot be quantified at this time.  Future governmental and regulatory actions may require us to provide these and additional types of customer-related responses.

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

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the national and global economic impact of the virus, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. A substantial majority of our assets, deposits and interest and fee income are generated in Northern California, particularly in the Sacramento Valley region.  As of this time, the California state government, as well as the county health departments in our market areas, continue to require residents to shelter in place and to limit indoor operations of many business sectors in response to COVID-19.  A prolonged reduction in economic activity in this region could have an adverse impact, which could be material, on our business, results of operations and financial condition.

INDEX
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

While the U.S. economy experienced a period of significant expansion in recent years, the COVID-19 pandemic and related governmental and regulatory actions, the early economic effects of which began to be felt late in the first quarter 2020 and continued into the second quarter, have negatively impacted the U.S. and global economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including the markets where we have operations. We, and other financial services companies, are impacted to a significant degree by current economic conditions.

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

INDEX
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

In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter in place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses. The shelter in place order does not have a specific termination date.  Although certain restrictions in the order have been relaxed, given the many uncertainties and challenges resulting from the coronavirus pandemic, it is difficult to predict when this shelter in place order will be fully lifted, and the timing of when, and the extent to which, normal economic and operating conditions can resume in the state.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $13.6 million, or 1.36% of total loans, at June 30, 2020, compared to $12.4 million, or 1.58% of total loans, at December 31, 2019, and 84.4% of total non-performing loans net of guaranteed portions at June 30, 2020, compared to 1,311.7% of total non-performing loans, net of guaranteed portions at December 31, 2019.  The decrease in the ratio of allowance to total loans from December 31, 2019 to June 30, 2020 was primarily due to PPP loans of approximately $232 million outstanding as of June 30, 2020, which are fully guaranteed by the SBA.  Provision for loan losses increased $0.8 million for the three months ended June 30, 2020, compared to the same period in 2019, and increased $1.5 million for the six months ended June 30, 2020, compared to the same period in 2019.  The increase in the provision for loan losses during the three and six months ended June 30, 2020 compared to the same period in 2019 was due to an increase in net charge-offs, coupled with adjustments in qualitative factors resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

INDEX
The COVID-19 pandemic and related governmental actions have negatively impacted the U.S., California and global economies, significantly increased economic uncertainty, reduced economic activity, increased unemployment levels, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including many markets where we have operations. The pandemic, the early economic effects of which began to be felt late in the first quarter and have continued into the second quarter 2020, can reasonably be expected to continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or indoor operations limited, the impact on the national and local economies worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.  Material future additions to the allowance for estimated losses on loans may be necessary if such material adverse changes in economic conditions continue to occur and the performance of the Bank’s loan portfolio deteriorates.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At June 30, 2020, approximately 63% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies or our market areas in particular; however, the pandemic can reasonably be expected to result in prolonged continuing or worsening recessionary economic and financial market conditions.  At this time, the California state government, as well as the county health departments in our market areas, continue to require residents to shelter in place (although some restrictions have been relaxed) and to keep certain non-essential businesses closed or limit indoor operations of many business sectors in response to COVID-19.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by this prolonged reduction in economic activity and the economic recession in California, with has had resulting adverse impacts, which could be material, on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At June 30, 2020, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 61% and 2%, respectively, of the total loans in the Bank’s portfolio.  At June 30, 2020, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

INDEX
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

California Economic Conditions, Have Been, and Can Reasonably be Expected to Continue to be, Adversely Affected by the COVID-19 Pandemic, Which Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At June 30, 2020, the majority of the Bank’s loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry, particularly as a result of the COVID-19 pandemic.

In response to the pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter in place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses. The shelter in place order does not have a specific termination date.  Although certain restrictions in the order have been relaxed, given the many uncertainties and challenges resulting from the coronavirus pandemic, it is difficult to predict when this shelter in place order will be fully lifted, and the timing of when, and the extent to which, normal economic and operating conditions can resume in the state.

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

INDEX
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

For a number of years in the past decade, California has also experienced severe drought, wildfires or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.

INDEX
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit Number	Description of Document

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 5, 2020	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)