Form 10-Q
period 2020-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2020-11-04
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares of Common Stock outstanding as of November 2, 2020 was 12,969,267.

FIRST NORTHERN COMMUNITY BANCORP

Index

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2020	December 31, 2019

Assets

Cash and cash equivalents	$275,643	$111,493
Certificates of deposit	18,142	14,700
Investment securities – available-for-sale	363,369	342,897
Loans, net of allowance for loan losses of $14,456 at September 30, 2020 and $12,356 at December 31, 2019	965,847	768,873
Loans held-for-sale	4,650	4,130
Stock in Federal Home Loan Bank and other equity securities, at cost	6,480	6,574
Premises and equipment, net	6,713	6,594
Interest receivable and other assets	36,422	37,330

Total Assets	$1,677,266	$1,292,591

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$658,270	$423,095
Interest-bearing transaction deposits	376,852	317,681
Savings and MMDA's	406,468	344,415
Time, $250,000 or less	43,011	37,564
Time, over $250,000	14,400	15,877
Total deposits	1,499,001	1,138,632

Federal Home Loan Bank advances	10,000	—
Interest payable and other liabilities	19,895	21,044

Total Liabilities	1,528,896	1,159,676

Commitments and contingencies (Note 7)

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 12,969,267 shares issued and outstanding at September 30, 2020 and 12,919,132 shares issued and outstanding at December 31, 2019	100,970	100,187
Additional paid-in capital	977	977
Retained earnings	40,070	31,617
Accumulated other comprehensive income, net	6,353	134
Total Stockholders’ Equity	148,370	132,915

Total Liabilities and Stockholders’ Equity	$1,677,266	$1,292,591

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Interest and dividend income:
Loans	$10,815	$9,642	$29,752	$29,110
Due from banks interest bearing accounts	160	700	852	1,979
Investment securities
Taxable	1,500	1,660	4,924	4,890
Non-taxable	131	82	355	202
Other earning assets	82	114	289	337
Total interest and dividend income	12,688	12,198	36,172	36,518
Interest expense:
Deposits	314	487	1,217	1,310
Total interest expense	314	487	1,217	1,310
Net interest income	12,374	11,711	34,955	35,208
Provision for loan losses	800	—	2,250	—
Net interest income after provision for loan losses	11,574	11,711	32,705	35,208
Non-interest income:
Service charges on deposit accounts	325	514	980	1,481
Gains on sales of loans held-for-sale	834	155	1,584	340
Investment and brokerage services income	138	165	422	463
Mortgage brokerage income	—	68	54	206
Loan servicing income	50	88	178	274
Debit card income	581	568	1,588	1,626
Gains (losses) on sales/calls of available-for-sale securities	254	—	296	(6)
Other income	207	231	584	935
Total non-interest income	2,389	1,789	5,686	5,319
Non-interest expenses:
Salaries and employee benefits	6,049	5,511	17,212	16,313
Occupancy and equipment	935	797	2,722	2,241
Data processing	640	718	1,968	1,961
Stationery and supplies	66	51	220	185
Advertising	131	106	304	282
Directors’ fees	103	76	224	206
Other real estate owned (recovery) expense	—	17	(1)	388
Other expense	1,326	1,039	3,678	3,562
Total non-interest expenses	9,250	8,315	26,327	25,138
Income before provision for income taxes	4,713	5,185	12,064	15,389
Provision for income taxes	1,288	1,431	3,255	4,244

Net income	$3,425	$3,754	$8,809	$11,145

Basic earnings per common share	$0.27	$0.29	$0.69	$0.87
Diluted earnings per common share	$0.27	$0.29	$0.68	$0.86

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net income	$3,425	$3,754	$8,809	$11,145
Other comprehensive (loss) income, net of tax:
Unrealized holding gains arising during the period, net of tax effect of $37 and $307 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $2,593 and $2,241 for the nine months ended September 30, 2020 and September 30, 2019, respectively	92	762	6,430	5,560
Less: reclassification adjustment due to (gains) losses realized on sales of securities, net of tax effect of $(73) and $0 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $(85) and $2 for the nine months ended September 30, 2020 and September 30, 2019, respectively	(181)	—	(211)	4
Other comprehensive (loss) income, net of tax	$(89)	$762	$6,219	$5,564

Comprehensive income	$3,336	$4,516	$15,028	$16,709

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),
	Shares	Amounts	Capital	Earnings	net of tax	Total

Balance at December 31, 2018	12,253,812	$92,618	$977	$23,902	$(5,036)	$112,461
Net income				3,985		3,985
Other comprehensive income, net of taxes					1,478	1,478
Stock dividend adjustment	1,401	330		(330)		—
Cash in lieu of fractional shares	(116)			(8)		(8)
Stock-based compensation		111				111
Common shares issued related to restricted stock grants	40,258	—				—
Balance at March 31, 2019	12,295,355	$93,059	$977	$27,549	$(3,558)	$118,027
Net income				3,406		3,406
Other comprehensive income, net of taxes					3,324	3,324
Stock-based compensation		125				125
Restricted stock reversal	(1,969)					—
Balance at June 30, 2019	12,293,386	$93,184	$977	$30,955	$(234)	$124,882
Net income				3,754		3,754
Other comprehensive income, net of taxes					762	762
Stock-based compensation		124				124
Common shares issued related to restricted stock grants	2,000					—
Balance at September 30, 2019	12,295,386	$93,308	$977	$34,709	$528	$129,522

Balance at December 31, 2019	12,919,132	$100,187	$977	$31,617	$134	$132,915
Net income				2,679		2,679
Other comprehensive income, net of taxes					5,069	5,069
Stock dividend adjustment	1,310	348		(348)		—
Cash in lieu of fractional shares	(166)			(8)		(8)
Stock-based compensation		134				134
Common shares issued related to restricted stock grants	38,224	—				—
Stock options exercised, net	10,067	4				4
Balance at March 31, 2020	12,968,567	$100,673	$977	$33,940	$5,203	$140,793
Net income				2,705		2,705
Other comprehensive income, net of taxes					1,239	1,239
Stock-based compensation		149				149
Balance at June 30, 2020	12,968,567	$100,822	$977	$36,645	$6,442	$144,886
Net income				3,425		3,425
Other comprehensive loss, net of taxes					(89)	(89)
Stock-based compensation		148				148
Common shares issued related to restricted stock grants	700
Balance at September 30, 2020	12,969,267	$100,970	$977	$40,070	$6,353	$148,370

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash Flows From Operating Activities
Net income	$8,809	$11,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	723	512
Accretion and amortization of investment securities premiums and discounts, net	1,341	1,269
Valuation adjustment on mortgage servicing rights	305	—
Increase (decrease) in deferred loan origination fees and costs, net	4,254	(17)
Provision for loan losses	2,250	—
Stock-based compensation	431	360
Gain on sale of fixed assets	—	(281)
(Gains) losses on sales/calls of available-for-sale securities	(296)	6
Other real estate owned writedowns	—	308
Amortization of operating lease right-of-use asset	769	612
Gains on sales of loans held-for-sale	(1,584)	(340)
Proceeds from sales of loans held-for-sale	58,616	19,749
Originations of loans held-for-sale	(57,552)	(20,620)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(2,453)	(1,553)
Decrease in interest payable and other liabilities	(1,370)	(892)
Net cash provided by operating activities	14,243	10,258

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	33,330	35,555
Proceeds from sales of available-for-sale securities	14,201	8,102
Principal repayments on available-for-sale securities	47,991	37,297
Purchase of available-for-sale securities	(108,312)	(85,095)
Net increase in certificates of deposit	(3,442)	(7,350)
Net (increase) decrease in loans	(203,478)	8,406
Net decrease (increase) in stock in Federal Home Loan Bank and other equity securities, at cost	94	(555)
Proceeds from the sale of premises and equipment	—	668
Purchases of premises and equipment, net	(842)	(639)
Net cash used in investing activities	(220,458)	(3,611)

Cash Flows From Financing Activities
Net increase in deposits	360,369	13,422
Increase in Federal Home Loan Bank advances	10,000	—
Cash dividends paid in lieu of fractional shares	(8)	(8)
Stock options exercised	4	—
Net cash provided by financing activities	370,365	13,414

Net increase in Cash and Cash Equivalents	164,150	20,061
Cash and Cash Equivalents, beginning of period	111,493	116,032
Cash and Cash Equivalents, end of period	$275,643	$136,093

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,222	$1,275
Income taxes	$3,350	$4,160
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$7,016	$6,610
Unrealized holding gains on available for sale securities, net of taxes	$6,219	$5,564

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 and December 31, 2019

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

Recently Issued Accounting Pronouncements:

The Coronavirus Aid, Relief and Economic Security (‘CARES’) Act was passed by Congress and signed into law on March 27, 2020. Section 4013 of the CARES Act stipulates that a financial institution may elect to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and suspends the determination of loan modifications related to the COVID-19 pandemic from being treated as TDR’s. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and modifications that occur beginning on March 1, 2020 until the earlier of: sixty days after the date on  which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020. The suspension of TDR accounting and reporting guidance may not be applied to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic.

On April 3, 2020, the SEC Office of the Chief Accountant issued a public statement communicating that for eligible entities that elect to apply Section 4013 of the CARES Act, the SEC staff would not object that this is in accordance with GAAP for the periods for which such elections are available. In June 2020, the American Institute of Certified Public Accountants published Q&A Section 2130.41 regarding a technical question regarding the recognition of interest income on Section 4013 loans which provided multiple permitted policy elections regarding the recognition of interest on Section 4013 restructured loans.

Index
The Bank has continued to actively assist its communities by providing temporary loan relief under Section 4013 of the CARES Act. This relief included loan modifications which include forbearance programs (both full payment deferrals and interest only payments) to customers who have been negatively impacted by the pandemic. For loans that have been provided temporary full payment deferrals, the Bank has made a policy election to cease recognition of interest income during the term of the payment deferrals (generally three to six months). Upon completion of the forbearance period, the foregone interest over the deferral period will be capitalized as deferred interest and recognized as an adjustment to the effective interest rate over the remaining life of the loan using the effective yield method.  Loans that were provided interest only payment relief will continue to accrue interest over the interest only period provided that the loans continue to perform as agreed. This policy election does not impact the Bank’s existing policies regarding non-accrual determinations if reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal regardless of whether a loan was modified under Section 4013 of the CARES Act.  On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19, made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  The Bank elected not to classify modifications that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments.  The amendments in ASU 2020-03 make narrow-scope improvements to various aspects of the financial instruments guidance, including the current expected credit losses (CECL) standard issued in 2016.  The ASU is part of the FASB’s ongoing Codification improvement project aimed at clarifying specific areas of accounting guidance to help avoid unintended application. The items addressed in that project generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities.  Effective dates for each amendment vary.  The Company does not expect the adoption of this update to have a significant impact on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform.  This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform.  This ASU is effective for all entities as of March 12, 2020 through December 31, 2022.  The Company is in the process of evaluating the provisions of this ASU, but does not expect it to have a material impact on our consolidated financial statements.

Index
3.	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2020 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$29,738	$1,135	$—	$30,873
Securities of U.S. government agencies and corporations	77,912	1,353	(20)	79,245
Obligations of states and political subdivisions	30,619	1,639	(17)	32,241
Collateralized mortgage obligations	76,359	2,158	—	78,517
Mortgage-backed securities	137,823	4,693	(23)	142,493

Total debt securities	$352,451	$10,978	$(60)	$363,369

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

The Company had $15,487,000 and $10,974,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three-month periods ended September 30, 2020 and 2019, respectively.  The Company had $47,531,000 and $43,657,000 in proceeds from sales, calls and maturities of available-for-sale securities for the nine-month periods ended September 30, 2020 and 2019, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $254,000 and $0 for the three-month periods ended September 30, 2020 and 2019, respectively.  There were no gross realized losses from sales of available-for-sale securities for the three-month periods ended September 30, 2020 and 2019, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $342,000 and $47,000 for the nine-month periods ended September 30, 2020 and 2019, respectively.  Gross realized losses on sales of available-for-sale securities were $46,000 and $53,000 for the nine-month periods ended September 30, 2020 and 2019, respectively.

The amortized cost and estimated market value of debt and other securities at September 30, 2020, by contractual or expected maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$21,869	$22,006
Due after one year through five years	75,120	77,293
Due after five years through ten years	21,753	22,565
Due after ten years	19,527	20,495
Subtotal	138,269	142,359
MBS & CMO	214,182	221,010
Total	$352,451	$363,369

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

Index
An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2020, follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury Securities	$—	$—	$—	$—	$—	$—
Securities of U.S. government agencies and corporations	6,482	(20)	—	—	6,482	(20)
Obligations of states and political subdivisions	2,163	(17)	—	—	2,163	(17)
Collateralized Mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	2,642	(23)	—	—	2,642	(23)
Total	$11,287	$(60)	$—	$—	$11,287	$(60)

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2019, follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury Securities	$10,113	$(8)	$2,015	$(5)	$12,128	$(13)
Securities of U.S. government agencies and corporations	13,187	(44)	1,998	(2)	15,185	(46)
Obligations of states and political subdivisions	4,645	(29)	—	—	4,645	(29)
Collateralized Mortgage obligations	21,763	(129)	21,132	(270)	42,895	(399)
Mortgage-backed securities	11,970	(28)	44,433	(425)	56,403	(453)
Total	$61,678	$(238)	$69,578	$(702)	$131,256	$(940)

Investment securities carried at $43,601,000 and $37,943,000 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS

The composition of the Company’s loan portfolio, by loan class, as of September 30, 2020 and December 31, 2019 was as follows:

($ in thousands)	September 30, 2020	December 31, 2019

Commercial	$331,445	$106,140
Commercial Real Estate	456,237	451,774
Agriculture	102,045	115,751
Residential Mortgage	67,240	64,943
Residential Construction	6,610	15,212
Consumer	20,396	26,825
	983,973	780,645
Allowance for loan losses	(14,456)	(12,356)
Net deferred origination fees and costs	(3,670)	584
Loans, net	$965,847	$768,873

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

As of September 30, 2020, approximately 34% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses. Approximately 46% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans. Approximately 10% in principal amount of the Company's loans were for agriculture, approximately 7% in principal amount of the Company’s loans were residential mortgage loans, approximately 1% in principal amount of the Company’s loans were residential construction loans and approximately 2% in principal amount of the Company’s loans were consumer loans.

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

At September 30, 2020 and December 31, 2019, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of September 30, 2020 and December 31, 2019, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or More Past Due & Accruing	Nonaccrual	Total Loans
September 30, 2020
Commercial	$331,012	$139	$27	$—	$267	$331,445
Commercial Real Estate	450,601	246	—	—	5,390	456,237
Agriculture	92,915	—	—	—	9,130	102,045
Residential Mortgage	67,085	—	—	—	155	67,240
Residential Construction	6,347	263	—	—	—	6,610
Consumer	19,684	17	—	—	695	20,396
Total	$967,644	$665	$27	$—	$15,637	$983,973

December 31, 2019
Commercial	$105,741	$—	$133	$—	$266	$106,140
Commercial Real Estate	451,215	—	93	—	466	451,774
Agriculture	115,751	—	—	—	—	115,751
Residential Mortgage	64,771	—	—	—	172	64,943
Residential Construction	15,212	—	—	—	—	15,212
Consumer	26,472	100	—	—	253	26,825
Total	$779,162	$100	$226	$—	$1,157	$780,645

Non-accrual loans amounted to $15,637,000 at September 30, 2020 and were comprised of two commercial loans totaling $267,000, four commercial real estate loans totaling $5,390,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $155,000 and four consumer loans totaling $695,000. Non-accrual loans amounted to $1,157,000 at December 31, 2019 and were comprised of three commercial loans totaling $266,000, two commercial real estate loans totaling $466,000, one residential mortgage loan totaling $172,000, and four consumer loans totaling $253,000. All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent. If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral. There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at September 30, 2020. Loans with deferrals granted under Section 4013 of the CARES Act are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period.  See Note 2 for discussion on policy election on loan modifications under Section 4013 of the CARES Act.

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

Impaired loans, segregated by loan class, as of September 30, 2020 and December 31, 2019 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2020
Commercial	$1,138	$267	$842	$1,109	$16
Commercial Real Estate	5,625	5,390	—	5,390	—
Agriculture	9,189	9,130	—	9,130	—
Residential Mortgage	1,055	155	892	1,047	162
Residential Construction	693	—	661	661	72
Consumer	813	695	74	769	1
Total	$18,513	$15,637	$2,469	$18,106	$251

December 31, 2019
Commercial	$1,694	$266	$1,385	$1,651	$26
Commercial Real Estate	715	466	250	716	19
Agriculture	—	—	—	—	—
Residential Mortgage	1,152	172	912	1,084	171
Residential Construction	724	—	691	691	56
Consumer	340	253	80	333	1
Total	$4,625	$1,157	$3,318	$4,475	$273

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended September 30, 2020 and September 30, 2019 was as follows:

($ in thousands)	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,291	$15	$2,098	$28
Commercial Real Estate	5,549	5	600	4
Agriculture	9,137	—	—	—
Residential Mortgage	1,057	7	1,054	29
Residential Construction	666	8	705	9
Consumer	865	14	361	1
Total	$18,565	$49	$4,818	$71

Index
The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the nine months ended September 30, 2020 and September 30, 2019 was as follows:

($ in thousands)	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,424	$50	$2,318	$102
Commercial Real Estate	3,142	9	617	12
Agriculture	4,569	—	2,402	240
Residential Mortgage	1,068	22	1,253	63
Residential Construction	676	26	678	26
Consumer	598	16	374	23
Total	$11,477	$123	$7,642	$466

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

The Company had $2,541,000 and $3,413,000 in TDR loans as of September 30, 2020 and December 31, 2019, respectively. Specific reserves for TDR loans totaled $251,000 and $273,000 as of September 30, 2020 and December 31, 2019, respectively. TDR loans performing in compliance with modified terms totaled $2,469,000 and $3,318,000 as of September 30, 2020 and December 31, 2019, respectively. There were no commitments to advance additional funds on existing TDR loans as of September 30, 2020 and December 31, 2019.

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19, made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  The Bank elected not to classify modifications that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

There were no loans modified as TDRs during the three-month periods ended September 30, 2020 and September 30, 2019.

There were no loans modified as TDRs during the nine-month period ended September 30, 2020.

Loans modified as TDRs during the nine months ended September 30, 2019 were as follows:

($ in thousands)	Nine Months Ended September 30, 2019
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential Construction	2	$189	$189
Total	2	$189	$189

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2020 and September 30, 2019.

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

The following table presents the risk ratings by loan class as of September 30, 2020 and December 31, 2019:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2020
Commercial	$320,552	$9,907	$986	$—	$—	$331,445
Commercial Real Estate	435,391	8,699	12,147	—	—	456,237
Agriculture	90,582	—	11,463	—	—	102,045
Residential Mortgage	66,929	—	311	—	—	67,240
Residential Construction	6,610	—	—	—	—	6,610
Consumer	19,621	—	775	—	—	20,396
Total	$939,685	$18,606	$25,682	$—	$—	$983,973

December 31, 2019
Commercial	$104,944	$428	$768	$—	$—	$106,140
Commercial Real Estate	427,991	17,739	6,044	—	—	451,774
Agriculture	105,573	7,823	2,355	—	—	115,751
Residential Mortgage	64,596	—	347	—	—	64,943
Residential Construction	15,212	—	—	—	—	15,212
Consumer	25,933	500	392	—	—	26,825
Total	$744,249	$26,490	$9,906	$—	$—	$780,645

Index
Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2020.

Three months ended September 30, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2020	$2,338	$7,434	$1,655	$540	$245	$224	$1,195	$13,631
Provision for loan losses	(5)	1,075	225	133	(99)	(24)	(505)	800

Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	24	—	25
Net recoveries	1	—	—	—	—	24	—	25
Balance as of September 30, 2020	$2,334	$8,509	$1,880	$673	$146	$224	$690	$14,456

Nine months ended September 30, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Provision for loan losses	151	1,663	(174)	207	(55)	(33)	491	2,250

Charge-offs	(184)	—	—	—	—	(13)	—	(197)
Recoveries	13	—	—	—	—	34	—	47
Net (charge-offs) recoveries	(171)	—	—	—	—	21	—	(150)
Balance as of September 30, 2020	$2,334	$8,509	$1,880	$673	$146	$224	$690	$14,456

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2020.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$16	$—	$—	$162	$72	$1	$—	$251
Loans collectively evaluated for impairment	2,318	8,509	1,880	511	74	223	690	14,205
Ending Balance	$2,334	$8,509	$1,880	$673	$146	$224	$690	$14,456

Index
The following table details activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2019.

Three months ended September 30, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2019	$2,372	$6,429	$1,913	$436	$196	$263	$1,229	$12,838
Provision for loan losses	384	154	280	17	52	(6)	(881)	—

Charge-offs	(446)	—	(98)	—	—	(14)	—	(558)
Recoveries	2	—	—	—	—	5	—	7
Net charge-offs	(444)	—	(98)	—	—	(9)	—	(551)
Balance as of September 30, 2019	$2,312	$6,583	$2,095	$453	$248	$248	$348	$12,287

Nine months ended September 30, 2019
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Provision for loan losses	(375)	693	561	(262)	(91)	(12)	(514)	—

Charge-offs	(596)	—	(98)	—	—	(29)	—	(723)
Recoveries	85	—	—	72	21	10	—	188
Net (charge-offs) recoveries	(511)	—	(98)	72	21	(19)	—	(535)
Balance as of September 30, 2019	$2,312	$6,583	$2,095	$453	$248	$248	$348	$12,287

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

The Company’s investment in loans as of September 30, 2020, September 30, 2019, and December 31, 2019 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2020
Loans individually evaluated for impairment	$1,109	$5,390	$9,130	$1,047	$661	$769	$18,106
Loans collectively evaluated for impairment	330,336	450,847	92,915	66,193	5,949	19,627	965,867
Ending Balance	$331,445	$456,237	$102,045	$67,240	$6,610	$20,396	$983,973

September 30, 2019
Loans individually evaluated for impairment	$1,849	$596	$—	$1,093	$700	$520	$4,758
Loans collectively evaluated for impairment	103,064	433,102	118,516	59,747	19,514	27,852	761,795
Ending Balance	$104,913	$433,698	$118,516	$60,840	$20,214	$28,372	$766,553

December 31, 2019
Loans individually evaluated for impairment	$1,651	$716	$—	$1,084	$691	$333	$4,475
Loans collectively evaluated for impairment	104,489	451,058	115,751	63,859	14,521	26,492	776,170
Ending Balance	$106,140	$451,774	$115,751	$64,943	$15,212	$26,825	$780,645

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2020 for cash proceeds equal to the fair value of the loans. The Company serviced real estate mortgage loans for others totaling $209,444,000 and $208,862,000 at September 30, 2020 and December 31, 2019, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019

Constant prepayment rate	18.91%	12.10%
Discount rate	10.00%	10.01%
Weighted average life (years)	4.18	5.50

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2020 and December 31, 2019.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2019	Additions	Reductions	September 30, 2020

Mortgage servicing rights	$1,481	$393	$(305)	$1,569
Valuation allowance	—	(305)	—	(305)
Mortgage servicing rights, net of valuation allowance	$1,481	$88	$(305)	$1,264

At September 30, 2020 and December 31, 2019, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,264,000 and $1,631,000, respectively.

The Company received contractually specified servicing fees of $134,000 and $129,000 for the three months ended September 30, 2020 and September 30, 2019, respectively. The Company received contractually specified servicing fees of $396,000 and $393,000 for the nine months ended September 30, 2020 and September 30, 2019, respectively. Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

(in thousands)
September 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$30,873	$30,873	$—	$—
Securities of U.S. government agencies and corporations	79,245	—	79,245	—
Obligations of states and political subdivisions	32,241	—	32,241	—
Collateralized mortgage obligations	78,517	—	78,517	—
Mortgage-backed securities	142,493	—	142,493	—
Total investments at fair value	$363,369	$30,873	$332,496	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(in thousands)
December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$43,255	$43,255	$—	$—
Securities of U.S. government agencies and corporations	53,912	—	53,912	—
Obligations of states and political subdivisions	27,031	—	27,031	—
Collateralized mortgage obligations	79,420	—	79,420	—
Mortgage-backed securities	139,279	—	139,279	—
Total investments at fair value	$342,897	$43,255	$299,642	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

(in thousands)
September 30, 2020	Carrying Value	Level 1	Level 2	Level 3
Mortgage servicing rights	$1,264	$—	$—	$1,264
Total assets at fair value	$1,264	$—	$—	$1,264

(in thousands)
December 31, 2019	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$170	$—	$—	$170
Total assets at fair value	$170	$—	$—	$170

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2020 and December 31, 2019.

Key methods and assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2020 and impaired loans as of  December 31, 2019 were as follows:

	Method	Assumption Inputs

Mortgage servicing rights	Discounted cash flows	Present value of expected future cash flows was estimated using a discount rate factor of 10.00% as of September 30, 2020. A constant prepayment rate of 18.91% as of September 30, 2020 was utilized.

Impaired loans	Collateral, market, income, enterprise, liquidation and discounted Cash Flows
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

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are subject to impairment testing. All mortgage servicing rights are initially measured and recorded at fair value at the time loans are sold. The fair value of MSRs is determined based on the price that would be received to sell the MSRs in an orderly transaction between market participants at the measurement date. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the mortgage servicing rights, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. At September 30, 2020, the discount rate and constant prepayment rate used in measuring the fair value of the Company’s mortgage servicing rights was 10.00% and 18.91%, respectively.

Index
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

At September 30, 2020 and December 31, 2019 certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2020 and December 31, 2019 were approximately as follows:

(in thousands)		September 30, 2020		December 31, 2019
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$275,643	$275,643	$111,493	$111,493
Certificates of deposit	2	18,142	18,751	14,700	14,984
Stock in Federal Home Loan Bank and other equity securities	3	6,480	6,480	6,574	6,574
Loans receivable:
Net loans	3	965,847	921,387	768,873	723,507
Loans held-for-sale	2	4,650	4,812	4,130	4,213
Interest receivable	2	5,088	5,088	4,295	4,295
Mortgage servicing rights	3	1,264	1,264	1,481	1,631
Financial liabilities:
Deposits	3	1,499,001	1,468,740	1,138,632	1,035,644
Federal Home Loan Bank advances	2	10,000	9,993	—	—
Interest payable	2	87	87	92	92

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2020	December 31, 2019

Undisbursed loan commitments	$192,765	$198,534
Standby letters of credit	2,898	2,455
Commitments to sell loans	2,330	1,240
	$197,993	$202,229

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2020 and December 31, 2019, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,898,000 and $2,455,000 at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the Bank had experienced no draws on these letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $950,000 and $840,000 at September 30, 2020 and December 31, 2019, respectively, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2020 and December 31, 2019, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

On January 23, 2020, the Board of Directors of the Company declared a 5% stock dividend payable as of March 25, 2020 to shareholders of record as of February 28, 2020.  All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2020.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	588,420	$9.31
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	588,420	$9.31	$456,692	6.94
Exercisable (vested) at End of Period	293,924	$7.59	$456,692	5.14

The following table presents the activity related to stock options for the nine months ended September 30, 2020.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	425,373	$8.30
Granted	178,087	$11.19
Expired	—	$—
Cancelled / Forfeited	—	—
Exercised	(15,040)	3.11
Options outstanding at End of Period	588,420	$9.31	$456,692	6.94
Exercisable (vested) at End of Period	293,924	$7.59	$456,692	5.14

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2020 was $1.41 per share.

The intrinsic value of options exercised was $96,000 and $0 during the nine months ended September 30, 2020 and September 30, 2019, respectively.  The fair value of awards vested was $149,000 and $141,000 during the nine months ended September 30, 2020 and September 30, 2019, respectively.

Index
As of September 30, 2020, there was $367,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.53 years.

There was $46,000 and $134,000 of recognized compensation cost related to stock options granted for the three and nine months ended September 30, 2020, respectively.

A summary of the weighted average assumptions used in valuing stock options during the three and nine months ended September 30, 2020 is presented below:

	Three Months Ended September 30, 2020*	Nine Months Ended September 30, 2020
Risk Free Interest Rate	—	1.42%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	10.18%

* There were no stock options granted during the three months ended September 30, 2020.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2020.

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	140,971	$10.84	_	_
Granted	700	8.00
Cancelled / Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	141,671	$10.82	$1,161,702	2.68

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2020.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	131,661	$9.72	_ _	_ _
Granted	41,685	11.14
Cancelled / Forfeited	(858)	10.74
Exercised/Released/Vested	(30,817)	6.56
Non-vested restricted stock outstanding at End of Period	141,671	$10.82	$1,161,702	2.68

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2020 was $11.14 per share.

As of September 30, 2020, there was $816,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.68 years.

There was $96,000 and $278,000 of recognized compensation cost related to restricted stock awards for the three and nine months ended September 30, 2020, respectively.

Index
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

As of September 30, 2020, there was $6,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $6,000 and $19,000 of recognized compensation cost related to ESPP issuances for the three and nine months ended September 30, 2020, respectively.

The weighted average fair value option at issuance date during the nine months ended September 30, 2020 was $2.37 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2020 is presented below.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Risk Free Interest Rate	1.56%	1.56%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	13.09%	13.09%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income for the three months ended September 30, 2020.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of June 30, 2020	$7,869	$(1,411)	$(16)	$6,442
Current period other comprehensive loss	(89)	—	—	(89)
Balance as of September 30, 2020	$7,780	$(1,411)	$(16)	$6,353

The following table details activity in accumulated other comprehensive income for the nine months ended September 30, 2020.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$1,561	$(1,411)	$(16)	$134
Current period other comprehensive income	6,219	—	—	6,219
Balance as of September 30, 2020	$7,780	$(1,411)	$(16)	$6,353

The following table details activity in accumulated other comprehensive loss for the three months ended September 30, 2019.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of June 30, 2019	$935	$(1,198)	$29	$(234)
Current period other comprehensive income	762	—	—	762
Balance as of September 30, 2019	$1,697	$(1,198)	$29	$528

The following table details activity in accumulated other comprehensive loss for the nine months ended September 30, 2019.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)
Current period other comprehensive income	5,564	—	—	5,564
Balance as of September 30, 2019	$1,697	$(1,198)	$29	$528

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Net income	$3,425	$3,754	$8,809	$11,145

Weighted average common shares outstanding	12,827,363	12,778,125	12,816,320	12,769,373
Basic EPS	$0.27	$0.29	$0.69	$0.87

Diluted earnings per share:
Net income	$3,425	$3,754	$8,809	$11,145

Weighted average common shares outstanding	12,827,363	12,778,125	12,816,320	12,769,373

Effect of dilutive shares	93,971	157,559	111,028	154,151

Adjusted weighted average common shares outstanding	12,921,334	12,935,684	12,927,348	12,923,524
Diluted EPS	$0.27	$0.29	$0.68	$0.86

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 404,262 shares and 226,186 shares for the three months ended September 30, 2020 and 2019, respectively. Restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 42,035 shares and 0 shares for the three months ended September 30, 2020 and 2019, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 404,262 shares and 226,186 shares for the nine months ended September 30, 2020 and 2019, respectively.  Restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 42,035 shares and 0 shares for the nine months ended September 30, 2020 and 2019, respectively.

Index
11.	LEASES

The Bank leases ten branch and administrative locations under operating leases expiring on various dates through 2030.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Bank combines lease and nonlease components.  The Bank had no financing leases as of September 30, 2020.

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

The Company had right-of-use assets totaling $6,414,000 and $6,962,000 as of September 30, 2020 and December 31, 2019, respectively.  The Company had lease liabilities totaling $6,989,000 and $7,483,000 as of September 30, 2020 and December 31, 2019, respectively.  The Company recognized lease expenses totaling $312,000 and $277,000 for the three month periods ended September 30, 2020 and 2019, respectively, and $932,000 and $724,000 for the nine month periods ended September 30, 2020 and 2019, respectively.  Lease expenses include expenses related to short-term leases and recognition of deferred gain on sale-leaseback.  Lease expense is included in Occupancy and equipment expense on the Income Statement.

The table below summarizes the maturity of remaining lease liabilities at September 30, 2020:

(in thousands)	September 30, 2020
2020	$301
2021	1,229
2022	1,140
2023	1,006
2024	899
2025 and thereafter	3,080
Total lease payments	7,655
Less: interest	(666)
Present value of lease liabilities	$6,989

The following table presents supplemental cash flow information related to leases for the three and nine months ended September 30, 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$302	$219	$851	$653
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3,410	221	7,827

The following table presents the weighted average operating lease term and discount rate at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Weighted-average remaining lease term – operating leases, in years	$7.32	$8.01
Weighted-average discount rate – operating leases	$2.45%	$2.52%

12.	SHORT-TERM BORROWINGS

Short-term borrowings totaling $10 million as of September 30, 2020 consisted of advances with the FHLB through its COVID-19 Relief and Recovery Advances Program.  Such advances mature at a range of 0.2 to 0.7 years at a 0% interest rate.  The advances are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  As of September 30, 2020, the Company had a remaining collateral borrowing capacity with the FHLB of $309,051,000.  The Company also has unsecured formal lines of credit totaling $122,000,000 with correspondent banks.  The Company had no short-term borrowings as of December 31, 2019.

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

●
Credit quality and provision for credit losses and management of asset quality and credit risk, expectations regarding collections and expectations regarding the forgiveness and SBA reimbursement of loans made under the Paycheck Protection Program ("PPP") and the timing thereof

Index
●
Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, the adequacy of the allowance for loan losses, underwriting standards, and risk grading

●	Our assessment of economic conditions and trends and credit cycles and their impact on our business

●	The seasonal nature of our business

●
The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of changes in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans

●
Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding troubled debt restructurings (“TDRs”), delinquency rates and our underwriting standards and our expectations regarding our recognition of interest income on loans that were provided full payment deferrals upon completion of the payment forbearance period

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

Significant results and developments during the third quarter and year-to-date 2020 included:

•
Net income of $8.8 million for the nine months ended September 30, 2020, down 21.0% from $11.1 million earned for the same period last year.  Net income of $3.4 million for the three months ended September 30, 2020, down 8.8% from $3.8 million for the same period last year.

•
Diluted income per share of $0.68 for the nine months ended September 30, 2020, down 20.9% from diluted income per share of $0.86 in the same period last year.  Diluted income per share of $0.27 for the three months ended September 30, 2020, down 6.9% from diluted income per share of $0.29 for the same period last year.

•
Net interest income of $35.0 million for the nine months ended September 30, 2020, down 0.7% from $35.2 million for the same period last year.  The decrease was due to a decrease in interest income on due from banks, which was partially offset by an increase in interest income on loans and investment securities and a decrease in interest expense on deposits.  Net interest income of $12.4 million for the three months ended September 30, 2020, up 5.7% from $11.7 million for the same period last year.  The increase was due to an increase in interest income on loans and a decrease in interest expense on deposits, which was partially offset by a decrease in interest income on due from banks and on investment securities.

•
Net interest margin of 3.29% for the nine months ended September 30, 2020, down 18.8% from 4.05% for the same period last year.  Net interest margin of 3.16% for the three months ended September 30, 2020, down 19.6% from 3.93% for the same period last year.

•
Provision for loan losses of $2.3 million for the nine months ended September 30, 2020, compared to no provision for the same period last year.  Provision for loan losses of $0.8 million for the three months ended September 30, 2020, compared to no provision for the same period last year.  The increase was largely driven by increases in qualitative factors adversely affecting our loan portfolio due to declines in the general economic environment as a result of the coronavirus pandemic.

•	Total assets of $1.68 billion as of September 30, 2020, up 29.8% from $1.29 billion as of December 31, 2019.

•
Total net loans (including loans held-for-sale) of $970.5 million as of September 30, 2020, up 25.6% from $773.0 million as of December 31, 2019.  The increase was largely driven by PPP loans totaling approximately $232 million as of September 30, 2020.

•	Total investment securities of $363.4 million as of September 30, 2020, up 6.0% from $342.9 million as of December 31, 2019.

•	Total deposits of $1.50 billion as of September 30, 2020, up 31.7% from $1.14 billion as of December 31, 2019.

•
FHLB advances of $10 million as of September 30, 2020, compared to no FHLB advances as of December 31, 2019.  Advances are from the FHLB's COVID-19 Relief and Recovery Advances Program and are short-term borrowings with a 0% interest rate.

Since March 13, 2020, the United States has been operating under a state of emergency declared by President Trump in response to the spread of the coronavirus and the COVID-19 disease which it causes.  On March 4, 2020, California Governor Gavin Newsom declared a similar state-wide emergency.  Also, early in March, a number of county and other local health agencies in California declared emergencies and issued “stay-at-home” ordinances for all persons other than workers at “essential businesses”.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities is dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of this time, the California state government, as well as the county health departments in our market area, continue to limit business re-openings in certain sectors and/or with capacity and other restrictions.  During March 2020 and continuing thereafter, the pandemic and governmental responses have resulted in recessionary economic, labor and financial market conditions across the United States and in our markets in California, including dramatic increases in unemployment. In response, the FRB reduced its federal funds rate by 1.5 percentage points to the current target range of .00 to .25 percent.  In addition, in late March 2020, the U.S. government enacted the CARES Act, a $2.2 trillion economic stimulus package, the largest in U.S. history, in an effort to lessen the impact of the pandemic on consumers and businesses.

Index
These developments have had an impact on our business.  Our commercial real estate loan portfolio exposure to industries most affected by the stay-at-home order and subsequent limitations on business activities includes 5.7% to retail properties and business; 1.3% to restaurants; and 0.9% to the hospitality/hotel sector at September 30, 2020.  Loans to these customers are generally secured by real estate with relatively low loan-to-value ratios and strong guarantors.  There is concern that borrowers will draw on their credit lines to support cashflow disruptions caused by the continuing restrictions on business activities. Most of the Bank’s optional advance lines of credit are “controlled” with advances supported by certain assets pledged to the bank for repayment or specific budgeted expense. The Bank monitors credit line advances daily and has not noted any significant, unusual loan advances as of September 30, 2020.  We have also granted customer relief in a variety of ways, including extended grace periods on residential and commercial mortgages, commercial loans, and automobile loan and lease payments, refraining from reporting payment deferrals to credit bureaus and waiving or refunding certain fees.  The increase in our provision for loan and lease losses to $800,000 and $2,250,000 for the third quarter and year to date 2020, respectively, compared to no provision for the same periods in 2019, was largely driven by increases in qualitative factors adversely affecting our loan portfolio due to declines in the general economic environment as a result of the coronavirus pandemic.  The Bank, in the first part of April 2020, commenced participation in the Paycheck Protection Program (PPP) of the Small Business Administration (SBA) which is aimed at providing relief from the pandemic to small businesses through loans by banks guaranteed by the SBA.  In the initial phase of the program, the Bank approved approximately 650 applications for loans under the PPP covering approximately $184 million in funding.  The program was suspended after the initial Congressional appropriation of $349 billion was exhausted.  A second phase of the program, involving a Congressional appropriation of some $310 billion, was initiated on April 27, 2020.  As of September 30, 2020, the Bank had approved approximately 670 applications for PPP loans in this second phase, covering approximately $51 million in funding.  A total of approximately $235 million in PPP loans were originated year to date.  These PPP loan originations resulted in approximately $7.8 million in SBA processing fees which will be recognized as an adjustment to the effective yield over the loans projected life.  A total of approximately $2.1 and $4.1 million of PPP processing fees was recognized in interest income on loans for the three and nine months ended September 30, 2020, respectively.  The Company expects that a significant portion of the loans it has made under the PPP will be forgiven during the remainder of 2020 under the terms of the program, as borrowers satisfy the requirement of applying at least 60% of the loan proceeds to support their payroll expenses.   Thereafter, the Company expects to be reimbursed by the SBA for the amounts forgiven pursuant to the terms of the PPP.  Loans which do not qualify for the forgiveness will remain on the Bank’s books, subject to the SBA’s guarantee.

The Bank has continued to actively assist its communities by providing temporary loan relief under Section 4013 of the CARES Act to customers who have been negatively impacted by COVID-19. This relief includes loan modifications which provided temporary forbearance programs (both full payment deferrals and interest only payments). The Bank has provided temporary forbearance relief for loans totaling approximately $91.3 million at September 30, 2020, a decrease of $2.9 million compared to June 30, 2020, which resulted in the net deferral of interest income of approximately $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively.

For loans that were provided full payment deferrals under Section 4013, the Bank made a policy election to cease recognizing interest income during the term of the payment suspension. Upon completion of the payment forbearance period, and resumption of performance under the original loan terms, the foregone interest is capitalized as deferred interest and recognized as a yield adjustment over the remaining loan term. Loans on interest-only plans continued to accrue interest income given continued payment performance over the course of the forbearance period. Of the $91.3 million in total forbearances as of September 30, 2020, approximately $74.2 million were provided full payment deferrals for terms ranging from three to six months, which resulted in the net deferral of interest income of approximately $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively.

Although banks in California are defined as “essential businesses” under the California governmental actions and thus are allowed to remain open, some of our employees have elected to work remotely, a majority of whom would normally be working in our branches or offices.  In our branches and offices we continue to enforce the use of face coverings, social distancing and using proper hygiene practices.

For additional information on the possible effects of the pandemic on our business, see Part II.,  Item 1.A., “Risk Factors”, in this Report on Form 10-Q.

Index
SUMMARY FINANCIAL DATA

The Company recorded net income of $8,809,000 for the nine months ended September 30, 2020, representing a decrease of $2,336,000 or 21.0% from net income of $11,145,000 for the same period in 2019.  The Company recorded net income of $3,425,000 for the three months ended September 30, 2020, representing a decrease of $329,000 or 8.8% from net income of $3,754,000 for the same period in 2019.

The following tables present a summary of the results for the three and nine months ended September 30, 2020 and 2019, and a summary of financial condition at September 30, 2020 and December 31, 2019.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(dollars in thousands except for per share amounts)
For the Period:
Net Income	$3,425	$3,754	$8,809	$11,145
Basic Earnings Per Common Share	$0.27	$0.29	$0.69	$0.87
Diluted Earnings Per Common Share	$0.27	$0.29	$0.68	$0.86
Net Income to Average Assets (annualized)	0.84%	1.20%	0.78%	1.20%
Net Income to Average Equity (annualized)	9.25%	11.76%	8.24%	12.26%
Average Equity to Average Assets	9.10%	10.18%	9.52%	9.83%

	September 30, 2020	December 31, 2019

(in thousands except for ratios)
At Period End:
Total Assets	$1,677,266	$1,292,591
Total Investment Securities, at fair value	$363,369	$342,897
Total Loans, Net (including loans held-for-sale)	$970,497	$773,003
Total Deposits	$1,499,001	$1,138,632
Loan-To-Deposit Ratio	64.7%	67.9%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$979,406	$10,815	4.38%	$737,722	$9,642	5.19%
Certificate of deposits	18,992	106	2.21%	14,420	101	2.78%
Interest bearing due from banks	205,410	54	0.10%	101,375	599	2.34%
Investment securities, taxable	318,983	1,500	1.87%	307,581	1,660	2.14%
Investment securities, non-taxable (2)	22,624	131	2.30%	13,440	82	2.42%
Other interest earning assets	6,480	82	5.02%	6,574	114	6.88%
Total average interest-earning assets	1,551,895	12,688	3.24%	1,181,112	12,198	4.10%
Non-interest-earning assets:
Cash and due from banks	31,933			29,398
Premises and equipment, net	6,828			6,272
Other real estate owned	—			784
Interest receivable and other assets	36,056			36,547
Total average assets	$1,626,712			$1,254,113

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	369,363	64	0.07%	305,573	124	0.16%
Savings and MMDA’s	406,133	167	0.16%	334,228	264	0.31%
Time, $250,000 or less	40,858	51	0.50%	39,964	58	0.58%
Time, over $250,000	13,679	32	0.93%	17,113	41	0.95%
Total average interest-bearing liabilities	830,033	314	0.15%	696,878	487	0.28%
Non-interest-bearing liabilities:
Federal Home Loan Bank advances	10,000			—
Non-interest-bearing demand deposits	619,520			412,547
Interest payable and other liabilities	19,095			17,007
Total liabilities	1,478,648			1,126,432
Total average stockholders’ equity	148,064			127,681
Total average liabilities and stockholders’ equity	$1,626,712			$1,254,113
Net interest income and net interest margin (3)		$12,374	3.16%		$11,711	3.93%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $2,205 and $(70) for the three months ended September 30, 2020 and 2019, respectively.  Loan fees for the three months ended September 30, 2020 include $2,138 in PPP loan fees recognized.  Excluding this amount, loan fees for the three months ended September 30, 2020 totaled $67.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$884,681	$29,752	4.48%	$737,304	$29,110	5.28%
Certificate of deposits	19,876	342	2.29%	11,744	252	2.87%
Interest bearing due from banks	161,476	510	0.42%	96,207	1,727	2.40%
Investment securities, taxable	324,087	4,924	2.02%	300,063	4,890	2.18%
Investment securities, non-taxable (2)	19,624	355	2.41%	11,916	202	2.27%
Other interest earning assets	6,519	289	5.91%	6,348	337	7.10%
Total average interest-earning assets	1,416,263	36,172	3.40%	1,163,582	36,518	4.20%
Non-interest-earning assets:
Cash and due from banks	33,698			27,847
Premises and equipment, net	6,578			6,363
Other real estate owned	—			985
Interest receivable and other assets	40,812			34,857
Total average assets	$1,497,351			$1,233,634

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	349,501	303	0.12%	306,534	361	0.16%
Savings and MMDA’s	379,438	652	0.23%	330,491	673	0.27%
Time, $250,000 or less	39,563	165	0.56%	41,379	170	0.55%
Time, over $250,000	13,246	97	0.98%	17,719	106	0.80%
Total average interest-bearing liabilities	781,748	1,217	0.21%	696,123	1,310	0.25%
Non-interest-bearing liabilities:
Federal Home Loan Bank Advances	5,109			—
Non-interest-bearing demand deposits	548,995			401,269
Interest payable and other liabilities	18,898			15,016
Total liabilities	1,354,750			1,112,408
Total average stockholders’ equity	142,601			121,226
Total average liabilities and stockholders’ equity	$1,497,351			$1,233,634
Net interest income and net interest margin (3)		$34,955	3.29%		$35,208	4.05%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $4,062 and $(13) for the nine months ended September 30, 2020 and 2019, respectively.  Loan fees for the nine months ended September 30, 2020 include $4,119 in PPP loan fees recognized.  Excluding this amount, loan fees for the nine months ended September 30, 2020 totaled $(57).

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2020			Three months ended June 30, 2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$979,406	$10,815	4.38%	$919,301	$9,702	4.23%
Certificates of deposit	18,992	106	2.21%	22,486	123	2.19%
Interest bearing due from banks	205,410	54	0.10%	163,031	36	0.09%
Investment securities, taxable	318,983	1,500	1.87%	324,040	1,667	2.06%
Investment securities, non-taxable (2)	22,624	131	2.30%	19,929	124	2.50%
Other interest earning assets	6,480	82	5.02%	6,502	83	5.12%
Total average interest-earning assets	1,551,895	12,688	3.24%	1,455,289	11,735	3.23%
Non-interest-earning assets:
Cash and due from banks	31,933			35,907
Premises and equipment, net	6,828			6,375
Other real estate owned	—			—
Interest receivable and other assets	36,056			50,343
Total average assets	$1,626,712			$1,547,914

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	369,363	64	0.07%	347,261	81	0.09%
Savings and MMDA’s	406,133	167	0.16%	386,804	218	0.23%
Time, $250,000 and under	40,858	51	0.50%	38,046	57	0.60%
Time, over $250,000	13,679	32	0.93%	13,309	29	0.87%
Total average interest-bearing liabilities	830,033	314	0.15%	785,420	385	0.20%
Non-interest-bearing liabilities:
Federal Home Loan Bank Advances	10,000			5,275
Non-interest-bearing demand deposits	619,520			595,343
Interest payable and other liabilities	19,095			18,358
Total liabilities	1,478,648			1,404,396
Total average stockholders’ equity	148,064			143,518
Total average liabilities and stockholders’ equity	$1,626,712			$1,547,914
Net interest income and net interest margin (3)		$12,374	3.16%		$11,350	3.13%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $2,205 and $1,859 for the three months ended September 30, 2020 and June 30, 2020, respectively.  Loan fees for the three months ended September 30, 2020 and June 30, 2020 include $2,138 and $1,981 in PPP loan fees recognized, respectively.  Excluding these amounts, loan fees for the three months ended September 30, 2020 and June 30, 2020 totaled $67 and $(122), respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended September 30, 2020 over the three months ended September 30, 2019, the nine months ended September 30, 2020 over the nine months ended September 30, 2019, and the three months ended September 30, 2020 over the three months ended June 30, 2020.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020			Three Months Ended September 30, 2020
	Over			Over			Over
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019			Three Months Ended June 30, 2020
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$3,756	$(2,583)	$1,173	$6,951	$(6,309)	$642	$848	$265	$1,113
Certificates of Deposit	28	(23)	5	149	(59)	90	(18)	1	(17)
Due From Banks	306	(851)	(545)	740	(1,957)	(1,217)	13	5	18
Investment Securities - Taxable	58	(218)	(160)	394	(360)	34	(24)	(143)	(167)
Investment Securities - Non-taxable	53	(4)	49	139	14	153	17	(10)	7
Other Assets	(2)	(30)	(32)	9	(57)	(48)	—	(1)	(1)
	$4,199	$(3,709)	$490	$8,382	$(8,728)	$(346)	$836	$117	$953

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$21	$(81)	$(60)	$45	$(103)	$(58)	$4	$(21)	$(17)
Savings & MMDAs	47	(144)	(97)	89	(110)	(21)	12	(63)	(51)
Time Certificates	(7)	(9)	(16)	(79)	65	(14)	5	(8)	(3)

	$61	$(234)	$(173)	$55	$(148)	$(93)	$21	$(92)	$(71)

Increase (decrease) in Net Interest Income:	$4,138	$(3,475)	$663	$8,327	$(8,580)	$(253)	$815	$209	$1,024

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $164,150,000 or 147.2% increase in cash and cash equivalents, a $3,442,000 or 23.4% increase in certificates of deposit, a $20,472,000 or 6.0% increase in investment securities available-for-sale, a $196,974,000 or 25.6% increase in net loans held-for-investment, and a $520,000 or 12.6% increase in loans held-for-sale from December 31, 2019 to September 30, 2020.  The increase in cash and cash equivalents, certificates of deposit, and investment securities was primarily due to an increase in deposit balances.  The increase in net loans held-for-investment was primarily due to PPP loans originated year to date totaling approximately $235 million which are classified as commercial loans.  The increase in loans held-for-sale was due to the timing of funding and sale of the loans held-for-sale pipeline.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $360,369,000 or 31.7% from December 31, 2019 to September 30, 2020.  The overall increase in total deposits was primarily attributable to PPP loans originated year to date, new customer relationships gained as a result of our PPP lending activities, and increased savings rates driven by the economic uncertainties due to the coronavirus pandemic.  During the current year, the Company requested and received advances totaling $10 million through the FHLB's COVID-19 Relief and Recovery Advances Program.  The advances are short-term borrowings with a 0% interest rate.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee, in response to the economic effects of the pandemic, decreased the Federal Funds rate by 150 basis points to 0.00% to 0.25% during the nine months ended September 30, 2020.

Interest income on loans for the nine months ended September 30, 2020 was up 2.2% from the same period in 2019, increasing from $29,110,000 to $29,752,000, and was up 12.2% for the three months ended September 30, 2020 over the same period in 2019, increasing from $9,642,000 to $10,815,000.  The increase in interest income on loans for the three and nine months ended September 30, 2020 was primarily due to the recognition of processing fees from the SBA related to the origination of the PPP loans. The Company received a total of approximately $7.8 million in processing fees from the SBA during the nine months ended September 30, 2020. These fees are required to be recognized as an adjustment to the effective yield over the life of the loan. For the three and nine months ended September 30, 2020, the Bank recognized $2,138,000 and $4,119,000, respectively, of these processing fees which are included as a component of interest income on loans. The remaining balance of approximately $3.7 million will be recognized over the remaining life of the PPP loans.  The increase in interest income on loans was offset by an 81 and 80 basis point decrease in loan yields for the three and nine months ended September 30, 2020, respectively.  The decrease in loan yields compared to prior periods is due to several factors: adjustable rate loans re-pricing at lower rates as a result of recent declines in interest rates and related indices, which is mitigated to some extent by the inclusion of interest rate floors on the majority of our variable rate loans; the accommodation of certain fixed rate loan customers to re-price their existing loans at lower rates to retain existing relationships in a competitive rate environment; an increase in non-accrual loan balances; our policy election to cease interest recognition for loans provided temporary full payment deferrals during the term of the forbearance period (generally ranging from three to six months) under Section 4013 of the CARES Act (see Note 2 of the Notes to Condensed Consolidated Financial Statements) and the origination of $235 million of PPP loans at an interest rate of 1%. Loans provided temporary forbearance relief under the CARES act totaled $91.3 million on September 30, 2020 which resulted in the net deferral of interest income of approximately $0.4 and $1.3 million for the three and nine months ended September 30, 2020.

Interest income on certificates of deposit for the nine months ended September 30, 2020 was up 35.7% from the same period in 2019, increasing from $252,000 to $342,000, and was up 5.0% for the three months ended September 30, 2020 over the same period in 2019, increasing from $101,000 to $106,000.  The increase in interest income on certificates of deposit for the nine months ended September 30, 2020 as compared to the same period a year ago was primarily due to an increase in average balances of certificates of deposit, which was partially offsect by a 58 basis point decrease in yield on certificates of deposit.  The increase in interest income on certificates of deposit for the three months ended September 30, 2020 as compared to the same period a year ago was primarily due to an increase in average certificates of deposit, which was partially offset by a 57 basis point decrease in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2020 was down 70.5% from the same period in 2019, decreasing from $1,727,000 to $510,000, and was down 91.0% for the three months ended September 30, 2020 over the same period in 2019, decreasing from $599,000 to $54,000.  This income is primarily derived from interest on excess reserves held at the Federal Reserve.  The decrease in interest income on interest-bearing due from banks for the nine months ended September 30, 2020 as compared to the same period a year ago was primarily due to reductions in the Federal Funds Rate resulting in a 198 basis point decrease in yield on interest-bearing due from banks, which was partially offset by an increase in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended September 30, 2020 as compared to the same period a year ago was primarily due to reductions in the Federal Funds Rate, resulting in a 224 basis point decrease in yield on interest-bearing due from banks, which was partially offset by an increase in average balances of interest-bearing due from banks.

Index
Interest income on investment securities available-for-sale for the nine months ended September 30, 2020 was up 3.7% from the same period in 2019, increasing from $5,092,000 to $5,279,000, and was down 6.4% for the three months ended September 30, 2020 over the same period in 2019, decreasing from $1,742,000 to $1,631,000.  The increase in interest income on investment securities for the nine months ended September 30, 2020 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by a 13 basis point decrease in investment yields.  The decrease in interest income on investment securities for the three months ended September 30, 2020 as compared to the same period a year ago was primarily due to  a 26 basis point decrease in investment yields, which was partially offset by an increase in average investment securities.

Interest income on other earning assets for the nine months ended September 30, 2020 was down 14.2% from the same period in 2019, decreasing from $337,000 to $289,000, and was down 28.1% for the three months ended September 30, 2020 over the same period in 2019, decreasing from $114,000 to $82,000.  This income is primarily derived from dividends received by the Federal Home Loan Bank.  The decrease in interest income on other assets for the nine months ended September 30, 2020 as compared to the same period a year ago was primarily due to a 119 basis point decrease in yield on other earning assets as a result of decreased FHLB dividend rates.  The decrease in interest income on other earning assets for the three months ended September 30, 2020 as compared to the same period a year ago was primarily due to a 186 basis point decrease in yield on other earning assets as a result of decreased FHLB dividend rates.

The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2020 and September 30, 2019.

Interest Expense

Interest expense on deposits for the nine months ended September 30, 2020 was down 7.1% from the same period in 2019, decreasing from $1,310,000 to $1,217,000, and was down 35.5% for the three months ended September 30, 2020 over the same period in 2019, decreasing from $487,000 to $314,000.  The decrease in interest expense during the nine months ended September 30, 2020 was primarily due to a 4 basis point decrease in the Company's average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.  The decrease in interest expense during the three months ended September 30, 2020 was primarily due to a 13 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.

The Company received FHLB advances of $10 million during the nine months ended September 30, 2020 through the FHLB's COVID-19 Relief and Recovery Advances Program.  The advances are short-term borrowings with a 0% interest rate.  The Company had no FHLB advances or other borrowing balances during the nine months ended September 30, 2019.

Provision for Loan Losses

Provision for loan losses totaled $2,250,000 for the nine months ended September 30, 2020 compared to no provision for loan losses for the same period in 2019.  Provision for loan losses totaled $800,000 for the three months ended September 30, 2020 compared to no provision for loan losses for the same period in 2019.  The allowance for loan losses was approximately $14,456,000 or 1.47% of total loans, at September 30, 2020, compared to $12,356,000, or 1.58% of total loans, at December 31, 2019.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.  The decrease in the ratio of allowance to total loans from December 31, 2019 to September 30, 2020 was primarily due to PPP loans of approximately $232 million outstanding as of September 30, 2020, which are fully guaranteed by the SBA.

The increase in the provision for loan losses during the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases in qualitative factors adversely affecting our loan portfolio resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

Provision for Unfunded Lending Commitment Losses

Provision for unfunded lending commitment losses totaled $110,000 and $40,000 for the nine months ended September 30, 2020 and September 30, 2019, respectively.  There was no provision for unfunded lending commitment losses for each of the three months ended September 30, 2020 and September 30, 2019.  The changes in the provision for unfunded lending commitments was primarily due to increases in qualitative factors adversely affecting our loan portfolio resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

The provision for unfunded lending commitment losses is included in other non-interest expense in the Condensed Consolidated Statements of Income.

Index
Non-Interest Income

Non-interest income was up 6.9% for the nine months ended September 30, 2020 from the same period in 2019, increasing from $5,319,000 to $5,686,000.  Non-interest income was up 33.5% for the three months ended September 30, 2020 from the same period in 2019, increasing from $1,789,000 to $2,389,000.

The increase was primarily due to increases in gains on sales of loans held-for-sale and gains on sales of available-for-sale securities, which was partially offset by decreases in service charges on deposit accounts, investment and brokerage services income, mortgage  brokerage income, loan servicing income and other income.  The increase in gains on sales of loans held-for-sale was primarily due to an increase in loan origination volumes as a result of the recent decline in interest rates and uptick in refinancing activity.  The increase in gains on sales of available-for-sale securities was primarily due to the sale of municipal securities during the third quarter of 2020.  The decrease in service charges on deposit accounts was primarily a result of the COVID-19 pandemic and the Bank's decision to waive overdraft/NSF fees for all business and consumer customers for an initial period of 60 days which began in March and was later extended into the third quarter.  The auto-waiver period expired on August 1, 2020.  This assistance resulted in increased fee waiver activity, reducing reported service charge income.  The decrease in investment and brokerage services income was primarily due to a decrease in demand for those services.  The decrease in mortgage brokerage income was primarily a result of decreased mortgage brokerage volume.  The decrease in loan servicing income was primarily due to impairment expense recognized on mortgage servicing rights asset.  The decrease in other income year to date was primarily due to a gain on sale of land recognized during the nine months ended September 30, 2019 that was not repeated during the same period in 2020.

Non-Interest Expenses

Total non-interest expenses were up 4.7% for the nine months ended September 30, 2020 from the same period in 2019, increasing from $25,138,000 to $26,327,000.  Total non-interest expenses were up 11.2% for the three months ended September 30, 2020 from the same period in 2019, increasing from $8,315,000 to $9,250,000.

The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment and other expenses, which was partially offset by a decrease in other real estate owned expense.  The increase in salaries and employee benefits was primarily due to an increase in the number of full-time equivalent employees.  The increase in occupancy and equipment expense was primarily due to rent expense and other expenses associated with the opening of an administrative office space and branch during the second half of 2019.  The increase in other expenses was primarily due to increases in FDIC assessments and loan collection expense, which was partially offset by a decrease in public relations expense.  The decrease in other real estate owned expense was due to a writedown on an other real estate owned property during the nine months ended September 30, 2019.

Index
The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2020 and 2019.

	(in thousands)
	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Other non-interest expenses
Provision for unfunded loan commitments	$—	$—	$110	$40
FDIC assessments	108	(98)	238	72
Contributions	18	27	99	154
Legal fees	59	51	268	282
Accounting and audit fees	114	115	342	339
Consulting fees	158	133	352	398
Postage expense	49	30	115	104
Telephone expense	32	42	92	106
Public relations	24	95	116	225
Training expense	12	54	54	135
Loan origination expense	55	59	165	141
Computer software depreciation	18	18	52	72
Sundry losses	47	35	126	153
Loan collection expense	154	26	256	(19)
Interchange fees	123	101	366	360
Other non-interest expense	355	351	927	1,000

Total other non-interest expenses	$1,326	$1,039	$3,678	$3,562

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes decreased 23.3% for the nine months ended September 30, 2020 from the same period in 2019, decreasing from $4,244,000 to $3,255,000, and decreased 10.0% for the three months ended September 30, 2020 from the same period in 2019, decreasing from $1,431,000 to $1,288,000.  The decrease in provision for income taxes was primarily due to a decrease in pre-tax income.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2020	December 31, 2019

Undisbursed loan commitments	$192,765	$198,534
Standby letters of credit	2,898	2,455
Commitments to sell loans	2,330	1,240
	$197,993	$202,229

The reserve for unfunded lending commitments amounted to $950,000 and $840,000 as of September 30, 2020 and December 31, 2019, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2020 and December 31, 2019:

	At September 30, 2020			At December 31, 2019
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$267	$—	$267	$266	$170	$96
Commercial real estate	5,390	37	5,353	466	45	421
Agriculture	9,130	—	9,130	—	—	—
Residential mortgage	155	—	155	172	—	172
Residential construction	—	—	—	—	—	—
Consumer	695	—	695	253	—	253
Total non-accrual loans	$15,637	$37	$15,600	$1,157	$215	$942

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

Non-accrual loans amounted to $15,637,000 at September 30, 2020 and were comprised of two commercial loans totaling $267,000, four commercial real estate loans totaling $5,390,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $155,000, and four consumer loans totaling $695,000.  Non-accrual loans amounted to $1,157,000 at December 31, 2019 and were comprised of three commercial loans totaling $266,000, two commercial real estate loans totaling $466,000, one residential mortgage loan totaling $172,000 and four consumer loans totaling $253,000. If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans totaled $15,637,000 and $1,157,000 as of September 30, 2020 and December 31, 2019, respectively.  The increase in non-performing impaired loans from December 31, 2019 to September 30, 2020 was primarily due to two commercial real estate loans comprising one lending relationship and three agriculture loans comprising one lending relationship.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured as a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $2,469,000 and $3,318,000 at September 30, 2020 and December 31, 2019, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized as of September 30, 2020 based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

Index
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

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $14,658,000 or 1,556% to $15,600,000 during the first nine months of 2020.  Non-performing assets, net of guarantees, represented 0.9% of total assets at September 30, 2020.

	At September 30, 2020			At December 31, 2019
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$15,637	$37	$15,600	$1,157	$215	$942
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	15,637	37	15,600	1,157	215	942
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$15,637	$37	$15,600	$1,157	$215	$942

Non-performing loans (net of guarantees) to total loans			1.6%			0.1%
Non-performing assets (net of guarantees) to total assets			0.9%			0.1%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			92.7%			1,311.7%

The Company had no loans 90 days or more past due and still accruing at September 30, 2020 and December 31, 2019.

Excluding the non-performing loans cited previously, loans totaling $10,045,000 and $8,749,000 were classified as substandard or doubtful loans, representing potential problem loans at September 30, 2020 and December 31, 2019, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at September 30, 2020 and December 31, 2019.  The ratio of the Allowance for Loan Losses to total loans at September 30, 2020 and December 31, 2019 was 1.47% and 1.58%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of September 30, 2020 and December 31, 2019.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine months ended September 30, 2020 and 2019, and for the year ended December 31, 2019:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2020	2019	2019

Balance at beginning of period	$12,356	$12,822	$12,822
Provision for loan losses	2,250	—	—
Loans charged-off:
Commercial	(184)	(596)	(638)
Commercial Real Estate	—	—	—
Agriculture	—	(98)	(98)
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	(13)	(29)	(43)

Total charged-off	(197)	(723)	(779)

Recoveries:
Commercial	13	85	209
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	72	74
Residential Construction	—	21	21
Consumer	34	10	9

Total recoveries	47	188	313

Net charge-offs	(150)	(535)	(466)

Balance at end of period	$14,456	$12,287	$12,356

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.02%)	(0.10%)	(0.06%)
Allowance for loan losses
To total loans at the end of the period	1.47%	1.60%	1.58%
To non-performing loans, net of guarantees at the end of the period	92.7%	1,033.4%	1,311.7%

The decrease in the ratio of allowance to total loans from December 31, 2019 to September 30, 2020 was primarily due to PPP loans of approximately $232 million outstanding as of September 30, 2020, which are fully guaranteed by the SBA.  The increase in the provision for loan losses during the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to increases in qualitative factors resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

The decrease in the ratio of allowance for loan losses to non-performing loans, net of guarantees from December 31, 2019 to September 30, 2020 was primarily due to the increase in non-performing loans.  The increase in non-performing impaired loans from December 31, 2019 to September 30, 2020 was primarily due to two commercial real estate loans comprising one lending relationship and three agriculture loans comprising one lending relationship.

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2020, the Company had the following deposit mix: 27.1% in savings and MMDA deposits, 3.9% in time deposits, 25.1% in interest-bearing transaction deposits and 43.9% in non-interest-bearing transaction deposits.  At December 31, 2019, the Company had the following deposit mix: 30.2% in savings and MMDA deposits, 4.7% in time deposits, 27.9% in interest-bearing transaction deposits and 37.2% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.

Maturities of time certificates of deposits of over $250,000 outstanding at September 30, 2020 and December 31, 2019 are summarized as follows:

	(in thousands)
	September 30, 2020	December 31, 2019
Three months or less	$2,458	$4,738
Over three to twelve months	8,328	5,104
Over twelve months	3,614	6,035
Total	$14,400	$15,877

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios; in management’s opinion, the most common is the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 64.7% on September 30, 2020.  In addition, on September 30, 2020, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $18,515,000 in securities due within one year or less; and $74,320,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at September 30, 2020.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at September 30, 2020 of $309,051,000; credit availability is subject to certain collateral requirements.

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

Index
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

As of September 30, 2020, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2020.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$138,177	8.54%	5.0%
Common Equity Tier 1	$138,177	15.83%	6.5%
Tier 1 Risk-Based	$138,177	15.83%	8.0%
Total Risk-Based	$149,142	17.09%	10.0%

Index
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2020, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2020.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2020, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2019 Form 10-K, which is incorporated by reference herein, and to the following:

The COVID-19 Pandemic Has Adversely Impacted our Business and Results of Operations, and the Ultimate Impact of the Pandemic on the U.S., California and Global Economies, and on our Business, Results of Operations and Financial Condition, Will Depend on Future Developments, Which Are Highly Uncertain and Cannot be Predicted; However, the Effects of the Pandemic Have Had and Can Be Expected to Continue to Have an Adverse Impact, Which Could Be Material

The COVID-19 pandemic has adversely impacted our business and results of operation, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and responsive actions taken by governmental and regulatory authorities. The pandemic and related governmental actions have negatively impacted the U.S., California and global economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including the markets where we have operations.  Governments in the U.S. and globally have taken steps to mitigate some of the more severe anticipated economic effects of the virus.  During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic.  Also, during March 2020, in response to the pandemic, the FRB reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S.  The Federal Reserve has indicated that such low rates can be expected to continue for the next several years.  There can be no assurance that these and other governmental measures will be effective in combating the impact of the pandemic or achieve their desired results in a timely fashion.

Index
In response to the pandemic, the Bank proactively developed a COVID-19 Customer Support Plan designed to provide relief to those business and consumer customers financially impacted by the pandemic.  Among other actions, the Bank has offered loan assistance for those impacted by COVID-19, including waiver of late fees for qualifying consumer, small business, commercial and agricultural loan customers for an initial period of 60 days which began in March and was later extended into the third quarter (waiver of late fees  expired on October 1, 2020); payment relief options; delinquencies resulting from impacts of COVID-19 will not be reported to the credit reporting bureaus; access to loan programs, including the Paycheck Protection Program (PPP) of the Small Business Administration (SBA) and the Bank’s strong relationship with the State of California’s I-Bank; deposit account assistance, including waiver of overdraft/non-sufficient funds fees for all business and consumer customers for an initial period of 60 days which began in March and was later extended to the third quarter of 2020 (auto-waiver period expired on August 1, 2020); increased debit card limits on a case by case basis for consumer clients; deposit customer access to surcharge-free ATMs at over 50 locations within the Bank’s local footprint and hundreds more throughout the state through the Bank’s membership in the MoneyPass ATM Network; and waiver of early withdrawal charges for customers wishing to withdraw funds from their Certificates of Deposit.  We expect that the overall impact of these measures on our results of operations will be material and adverse to a degree which cannot be quantified at this time.  Future governmental and regulatory actions may require us to provide these and additional types of customer-related responses.

The pandemic, the early economic effects of which began to be felt late in the first quarter 2020 and have continued throughout 2020, will adversely affect our revenue, and continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the national economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.  We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial business, construction, commercial and multi-family real estate loan portfolios. Certain industries, such as the home building, commercial real estate, retail, agricultural, industrial, and commercial industries, among others, have been, and can expected to continue to be, adversely impacted by the disruptive and recessionary market conditions caused by the pandemic, which could result in higher nonperforming assets for us and elevated levels of charge-offs. Because of changing economic and market conditions affecting issuers, we also may be required to recognize impairments on the securities we hold.

Our business operations may also be disrupted if significant portions of our workforce, including employees of our third-party service providers, are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.  As of September 30, 2020 some of our employees continued to work remotely rather than in our offices and branches, the majority of whom would not have been remote workers before the pandemic.  Remote work arrangements may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased information security risk involving, among other risks, the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or other third-parties.  The pandemic could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or members of our Board of Directors, making it more difficult to conduct meetings for the management of our affairs.  The operations of our clients, customers, suppliers, and third party service providers have also been, and are likely to be further, adversely impacted.

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

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the pandemic has subsided. The extent to which these effects may occur will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the national and global economic impact of the virus, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. A substantial majority of our assets, deposits and interest and fee income are generated in Northern California, particularly in the Sacramento Valley region.  In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter-in-place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities is dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of this time, the California state government, as well as the county health departments in our market area, continue to limit business re-openings in certain sectors and/or with capacity and other restrictions.

Index
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts of the pandemic on our business, results of operations and financial condition, or on the U.S., California or global economies or our market areas in particular. Given the many challenges and uncertainties resulting from the coronavirus pandemic, there is a risk that conditions will be substantially different than we are currently expecting.  However, the effects of the pandemic can be reasonably expected to have an adverse impact, which could be material, on our business, results of operations and financial condition, and heighten many of our known risks described in the “Risk Factors” section in Item 1A of Part I our 2019 Form 10-K and in this Report.

The COVID-19 Pandemic and Related Governmental and Regulatory Actions have Negatively Impacted the U.S., California and Global Economies, Significantly Increased Economic Uncertainty and Reduced Economic Activity, Resulting in Recessionary Economic and Financial Market Conditions, Which Are Likely to Have Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank

While the U.S. economy experienced a period of significant expansion in recent years, the COVID-19 pandemic and related governmental and regulatory actions, the early economic effects of which began to be felt late in the first quarter 2020 and have continued throughout 2020, have negatively impacted the U.S. and global economies, disrupted supply chains, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary and permanent closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including the markets where we have operations. We, and other financial services companies, are impacted to a significant degree by current economic conditions.

Governments in the U.S. and globally have taken steps to mitigate some of the more severe anticipated economic effects of the virus.  During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic.  Also, during March 2020, in response to the pandemic, the FRB reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S.  The Federal Reserve has indicated that such low rates can be expected to continue for the next several years.  There can be no assurance that these and other governmental measures will be effective or achieve their desired results in a timely fashion.

The various governmental stimulus measures introduced in response to the COVID-19 pandemic have increased, and can be expected to continue to increase, federal budget deficits and the national debt level, while federal, state and local tax revenue can be expected to decline along with economic activity.  These events can be expected to adversely affect the long-term sovereign credit rating of United States debt, and downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally in the U.S., which could, in turn, have adverse consequences for borrowers and the level of business activity.

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

Index
In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter-in-place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities is dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of this time, the California state government, as well as the county health departments in our market area, continue to limit business re-openings in certain sectors and/or with capacity and other restrictions.  Although certain restrictions have been relaxed, given the many uncertainties and challenges resulting from the coronavirus pandemic, it is difficult to predict when and the extent to which, normal economic and operating conditions can resume in the state.

In the U.S. generally, and in California in particular, the pandemic has significantly increased economic uncertainty, reduced economic activity and increased unemployment levels. While many financial institutions, including the Bank, have offered loan assistance and payment relief to qualifying consumer, small business, commercial and agricultural loan customers impacted by the COVID-19 outbreak, the pandemic has had and can be expected to continue to have significant economic consequences on many of our commercial loan customers, with commercial lending customers increasing line of credit balances or seeking additional loans to help finance their businesses, and increased risk of delinquencies and defaults, particularly as restrictions on economic and social activities remain in effect for a prolonged period and many businesses remain closed. These events, in turn, have resulted and could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for loan losses, which could have an adverse effect, which could be material, on the Bank’s financial condition and results of operations,

For a number of years in the past decade, California has also experienced severe drought, wildfires or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its commercial loan customers, particularly in the agricultural sector.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $14.5 million, or 1.47% of total loans, at September 30, 2020, compared to $12.4 million, or 1.58% of total loans, at December 31, 2019, and 92.7% of total non-performing loans net of guaranteed portions at September 30, 2020, compared to 1,311.7% of total non-performing loans, net of guaranteed portions at December 31, 2019.  The decrease in the ratio of allowance to total loans from December 31, 2019 to September 30, 2020 was primarily due to PPP loans of approximately $232 million outstanding as of September 30, 2020, which are fully guaranteed by the SBA.  Provision for loan losses increased $0.8 million for the three months ended September 30, 2020, compared to the same period in 2019, and increased $2.3 million for the nine months ended September 30, 2020, compared to the same period in 2019.  The increase in the provision for loan losses during the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases in qualitative factors adversely affecting our loan portfolio resulting from the downturn in economic conditions associated with the COVID-19 pandemic.

Index
The COVID-19 pandemic and related responses to the pandemic by federal, state and local governments have negatively impacted the U.S., California and global economies, significantly increased economic uncertainty, reduced economic activity, increased unemployment levels, and resulted in temporary and permanent closures of many businesses and restrictions on business and social activities in many states and communities, including many markets where we have operations. The pandemic, the early economic effects of which began to be felt late in the first quarter and have continued throughout 2020, has resulted and can be expected to continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or indoor operations limited, the impact on the national and local economies worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.  Material future additions to the allowance for estimated losses on loans may be necessary if such material adverse changes in economic conditions continue to occur and the performance of the Bank’s loan portfolio deteriorates.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At September 30, 2020, approximately 63% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies or our market areas in particular; however, the pandemic has dramatically and adversely impacted economic conditions and can be expected to result in prolonged continuing or worsening recessionary economic and financial market conditions.  In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter-in-place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities is dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of this time, the California state government, as well as the county health departments in our market area, continue to limit business re-openings in certain sectors and/or with capacity and other restrictions.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by this prolonged reduction in economic activity and the economic recession in California, with has had resulting adverse impacts, which could be material, on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At September 30, 2020, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 61% and 2%, respectively, of the total loans in the Bank’s portfolio.  At September 30, 2020, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

California Economic Conditions, Have Been, and Can Reasonably be Expected to Continue to be, Adversely Affected by the COVID-19 Pandemic, Which Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano and Yolo, and are likely to remain so for the foreseeable future. At September 30, 2020, the majority of the Bank’s loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry, particularly as a result of the COVID-19 pandemic.

In response to the pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter in place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses. The shelter in place order does not have a specific termination date.  Although certain restrictions in the order have been relaxed, given the many uncertainties and challenges resulting from the coronavirus pandemic, it is difficult to predict when, and the extent to which, normal economic and operating conditions can resume in the state.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 4, 2020	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)