Form 10-K
period 2020-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2021-03-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number 000-30707
First Northern Community Bancorp
(Exact name of Registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N First St.,Dixon, California	95620
(Address of principal executive offices)	(Zip Code)

707-678-3041
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbols(s)	Name of each exchange on which registered
None	Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐	No ☒

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐		(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2020 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2020) was $95,844,519.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2021 was 13,023,603.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2021 Annual Meeting of Shareholders.

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

●
Legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), and other legislation and governmental measures introduced in response to the financial crisis which began in 2008 and the ensuing recession affecting the banking system, financial markets and the U.S. economy, as well as the effect of the federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted in March 2020, in an effort to mitigate the consequences of the coronavirus pandemic and the governmental actions in response to the pandemic

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

●
Our regulatory capital requirements, including the capital rules established after the financial crisis by the U.S. federal banking agencies and our current intention not to elect to use the community bank leverage framework

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

●
The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of changes in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans

●
Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding troubled debt restructurings (“TDRs”), delinquency rates and our underwriting standards and our expectations regarding our recognition of interest income on loans that were provided payment deferrals upon completion of the payment forbearance period

●	Our deposit base including renewal of time deposits

●	The impact on our net interest income and net interest margin from the current low interest rate environment

●	Possible changes in the initiatives and policies of the federal bank regulatory agencies

●	Tax rates and the impact of changes in the U.S. tax laws, including the Tax Cuts and Jobs Act

●	Our pension and retirement plan costs

●	Our liquidity strategies and beliefs concerning the adequacy of our liquidity position

●	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

●	Expected rates of return, maturities, loss exposure, growth rates, yields, and projected results

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

Readers of this document should not rely unduly on forward-looking information and should consider all uncertainties and risks disclosed throughout this document and in our other reports to the SEC, including, but not limited to, those discussed below. Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, future prospects, results of operations, or financial condition.  We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions, or events that occur after the date the forward-looking statements are made.

PART I

ITEM 1 - BUSINESS

General

First Northern Community Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters and principal administrative offices are located at 195 N. First Street, Dixon, CA 95620 and its telephone number is (707) 678-3041. The Company provides a full range of community banking services to individual and corporate customers throughout the California Counties of Solano, Yolo, Placer, and Sacramento as well as portions of El Dorado and Contra Costa Counties through its wholly-owned subsidiary bank, First Northern Bank of Dixon (“First Northern” or the “Bank”). The Company’s operating policy since inception has emphasized the banking needs of individuals and small- to medium-sized businesses. In addition, the Bank owns 100% of the capital stock of Yolano Realty Corporation, a subsidiary created for the purpose of managing selected other real estate owned properties.

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

The Bank’s principal source of revenue comes from interest income. Interest income is primarily derived from interest and fees on loans and leases, interest on investments, and due from banks interest bearing accounts. For the year ended December 31, 2020, these sources comprised approximately 83%, 14%, and 2%, respectively, of the Company’s interest income.

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

As of December 31, 2020, the Company had consolidated assets of approximately $1.66 billion, liabilities of approximately $1.50 billion and stockholder’s equity of approximately $150.7 million. The Company and its subsidiaries employed 214 full-time-equivalent employees as of December 31, 2020.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

In May 2018, the President signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes, and generally authorized the FRB to tailor regulation to better reflect the character of the different banking firms that the FRB supervises.  In August 2018, the FRB began implementing the EGRRCPA with several interim final rules which, among other things, revised the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to raise the consolidated assets threshold from $1 billion to $3 billion, allowing the Company to qualify under the policy statement.  This policy statement applies to bank holding companies with pro forma consolidated assets of less than $3 billion that (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC.  This policy statement permits qualifying bank holding companies, such as the Company, to operate with higher levels of debt, facilitating the ability of community banks to issue debt and raise capital.  Qualifying bank holding companies, such as the Company, also are permitted to be examined by a Federal banking agency every 18 months (as opposed to every 12 months) and are eligible to use shorter call report forms.  Whether and to what extent the EGRRCPA or new legislation will result in additional regulatory initiatives and policies, or modifications of existing regulations and policies, which may impact our business, cannot be predicted at this time.

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

Supervision and Regulation of the Bank

The Bank is subject to regulation, supervision and regular examination by the Financial Institutions Division of the California Department of Financial Protection and Innovation ("DFPI") and the FDIC.  The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements.  While the Bank is not a member of the FRB, it is directly subject to certain regulations of the FRB dealing with such matters as check clearing activities, establishment of banking reserves, Truth-in-Lending (“Regulation Z”), and Equal Credit Opportunity (“Regulation B”).  The Bank is also subject to regulations of (although not direct supervision and examination by) the Consumer Financial Protection Bureau (“CFPB”), which was created by the Dodd-Frank Act. Among the CFPB’s responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.

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

California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the DFPI.  Federal banking laws, however, impose limitations on the activities and equity investments of state chartered, federally insured banks.  The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank.  FDIC rules also prohibit a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund.  The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those activities that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto.  Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

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

Privacy Restrictions

The Gramm-Leach-Bliley Act (“GLBA”), which became law in 1999, in addition to the previous described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also requires financial institutions in the U.S. to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties.  In general, the GLBA requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks’ policies and procedures and applicable law. These regulations also allow consumers to opt-out of the sharing of certain information between affiliates, and impose other requirements.

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

In November 2020, California voters approved state-wide Proposition 24, also known as the California Privacy Rights and Enforcement Act of 2020 (the “CPREA") which expanded and amended certain provisions of the CCPA and created the California Privacy Protection Agency to enforce privacy rights for Californians and impose fines for violations of such rights.  The CPREA requires businesses to not share a consumer’s personal information upon the consumer’s request, provides consumers with an opt-out option for having their sensitive personal information used or disclosed for advertising or marketing, to obtain permission for collecting data on certain minors, and to correct a consumer’s inaccurate information upon the consumer’s request.  It also removed the ability of businesses to remedy violations before being penalized for violations and increased the penalties for such violations.  Most of the provisions of the CPREA will take effect in 2023 but some portions, such as the creation of the new state agency, will go into effect immediately.  The impact of these laws on the business of the Bank is yet to be determined, but they could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers.

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

Banks, such as First Northern, became subject to the new rules on January 1, 2015.  The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  The final rules provide for increased minimum capital ratios as follows: (a) a common equity Tier1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  First Northern believes that it was in compliance with these requirements at December 31, 2020.

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

In August of 2020, the federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020.  The rule provides an optional, simplified measure of capital adequacy.  Under the optional CBLR framework, the CBLR will be 8.5 percent through calendar year 2021 and 9 percent thereafter.  The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule.  At the present time, the Company and the Bank do not intend to elect to use the CBLR framework.

The following table presents the capital ratios for the Bank as of December 31, 2020 (calculated in accordance with the Basel III capital rules):

	The Bank
	2020		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$141,569	8.4%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	141,569	16.2%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	141,569	16.2%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	152,535	17.5%	8.0%	10.0%

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

In January 2014, the Basel Committee issued an updated version of its leverage ratio and disclosure guidance ("Basel III leverage ratio").  The Basel Committee guidance continues to set a minimum Basel III leverage ratio of 3%.  The Basel Committee, in December 2017, adopted further revisions to the Basel III capital standards ("Basel IV") which refined the definition of the leverage ratio “exposure measures” (the Basel III term for non risk-weighted assets).  Beginning January 1, 2022, the updates to the leverage ratio will be implemented.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “under-capitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to increased restrictions on its operations.  Management believes that at December 31, 2020, the Company and the Bank exceeded the required ratios for classification as “well capitalized."  Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital.  An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must generally guarantee compliance with the plan.

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

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period).  In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the DFPI in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category.  The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures.  The FDIC also has the authority to impose special assessments at any time it estimates that DIF reserves could fall to a level that would adversely affect public confidence.  In September, 2020, the FDIC board of directors voted to adopt a restoration plan to restore the DIF reserve ration to at least 1.35 percent within 8 years as required by the FDIC Act.  This action was in response to the reserve ratio dropping to 1.30 percent primarily due to the inflow of more than $1 trillion in estimated insured deposits in the first six month of 2020 resulting mainly from the pandemic, monetary policy actions, direct government assistance and an overall reduction in spending.  No change was made in the current schedule of assessment rates for all insured depository institutions.  Deposit insurance assessments and assessment rates are subject to change by the FDIC and can be impacted by the overall economy and the stability of the banking industry as a whole.  There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.  The ultimate effect on our business of legislative, regulatory and economic developments on the DIF cannot be predicted with certainty.

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

On January 9, 2020, the FDIC and the Office of the Comptroller of the Currency ("OCC") published a notice of proposed rule-making intended to modernize and strengthen the CRA regulations to better achieve their underlying statutory purpose by clarifying which activities qualify for CRA credit, updating where activities count for CRA credit, creating a more transparent and objective method for measuring CRA performance, and providing for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting.  Later in 2020, the OCC adopted the new rule, which will apply to national banks, but the FDIC declined to take action on its proposed rule, thus leaving in place the existing CRA regulatory framework.  It cannot be predicted at this time as to whether the FDIC will eventually adopt such a proposed rule and, if it does so, what impact this rule may have on FDIC-supervised institutions, such as the Bank.

Certain CFPB Rules

The Consumer Financial Protection Bureau ("CFPB") has adopted an Ability-to-Repay rule that all newly originated residential mortgages must meet. The Ability-to-Repay rule establishes guidelines that the lender must follow when reviewing an applicant’s income, obligations, assets, liabilities, and credit history and requires that the lender make a reasonable and good faith determination of an applicant’s ability to repay the loan according to its terms. Lenders will be presumed to have met the Ability-to-Repay rule by originating loans that meet the criteria for “Qualified Mortgages”, which are set forth in detail in the rule. The mortgage loans originated by the Bank with the intent to sell them to Freddie Mac meet the Qualified Mortgage criteria.

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

The results of the 2020 national elections with the change of the U.S. President and the shift of control in the U.S. Senate could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous Administration which could have significant impact on the banking and financial services industry and on our business.  We cannot assess at this time the degree to which this may occur.

The change of Administration in Washington, D.C. is also likely to result in changes in the leadership and other senior positions at the federal bank regulatory agencies.  We cannot assess at this time the impact such changes will have on the banking and financial services industry and on our business.

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

The COVID-19 Pandemic Has Adversely Impacted our Business and Results of Operations, and the Ultimate Impact of the Pandemic on the U.S., California and Global Economies, and on our Business, Results of Operations and Financial Condition, Will Depend on Future Developments, Which Are Highly Uncertain and Cannot be Predicted; However, the Effects of the Pandemic Have Had and Can Be Expected to Continue to Have an Adverse Impact, Which Could Be Material

The COVID-19 pandemic has adversely impacted our business and results of operation, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and responsive actions taken by governmental and regulatory authorities. The pandemic and related governmental actions have negatively impacted the U.S., California and global economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including the markets where we have operations.  Governments in the U.S. and globally have taken steps to mitigate some of the more severe anticipated economic effects of the virus.  During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic.  During March 2020, in response to the pandemic, the FRB reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S.  The Federal Reserve has indicated that such low rates can be expected to continue for the next several years.  Additionally, in December 2020, the Congress passed and the President signed into law an additional $900 billion COVID-relief package.  There can be no assurance that these and other governmental measures will be effective in combating the impact of the pandemic or achieve their desired results in a timely fashion.

In response to the pandemic, the Bank proactively developed a COVID-19 Customer Support Plan designed to provide relief to those business and consumer customers financially impacted by the pandemic.  Among other actions, the Bank has offered loan assistance for those impacted by COVID-19, including waiver of late fees for qualifying consumer, small business, commercial and agricultural loan customers for an initial period of 60 days which began in March and was later extended into the third quarter (waiver of late fees  expired on October 1, 2020); payment relief options; delinquencies resulting from impacts of COVID-19 will not be reported to the credit reporting bureaus; access to loan programs, including the Paycheck Protection Program ("PPP") of the Small Business Administration (SBA) and the Bank’s strong relationship with the State of California’s I-Bank; deposit account assistance, including waiver of overdraft/non-sufficient funds fees for all business and consumer customers for an initial period of 60 days which began in March and was later extended to the third quarter of 2020 (auto-waiver period expired on August 1, 2020); increased debit card limits on a case by case basis for consumer clients; deposit customer access to surcharge-free ATMs at over 50 locations within the Bank’s local footprint and hundreds more throughout the state through the Bank’s membership in the MoneyPass ATM Network; and waiver of early withdrawal charges for customers wishing to withdraw funds from their Certificates of Deposit.  Service charges on deposit accounts decreased $608,000 in 2020 over 2019, decreasing from $1,979,000 to $1,371,000, partially due to the aforementioned relief provided.  Future governmental and regulatory actions may require us to provide these and additional types of customer-related responses.  Further impact to our results of operations cannot be quantified at this time.

The pandemic, the early economic effects of which began to be felt late in the first quarter 2020 and have continued into 2021, will adversely affect our revenue, and continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the national economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.  We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial business, construction, commercial and multi-family real estate loan portfolios. Certain industries, such as the home building, commercial real estate, retail, agricultural, industrial, and commercial industries, among others, have been, and can expected to continue to be, adversely impacted by the disruptive and recessionary market conditions caused by the pandemic, which could result in higher nonperforming assets for us and elevated levels of charge-offs. Because of changing economic and market conditions affecting issuers, we also may be required to recognize impairments on the securities we hold.

Our business operations may also be disrupted if significant portions of our workforce, including employees of our third-party service providers, are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.  As of December 31, 2020, some of our employees continued to work remotely rather than in our offices and branches, the majority of whom would not have been remote workers before the pandemic.  Remote work arrangements may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased information security risk involving, among other risks, the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or other third-parties.  The pandemic could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or members of our Board of Directors, making it more difficult to conduct meetings for the management of our affairs.  The operations of our clients, customers, suppliers, and third-party service providers have also been, and are likely to be further, adversely impacted.

We may also experience financial losses due to a number of operational factors, including, among others:  challenges to the availability and reliability of our network due to changes to normal operations or third-party disruptions, including potential outages at network providers, call centers and other suppliers; increased cyber fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity; and new or additional regulatory requirements, which could require additional resources and costs to address.  Various banks who participated in the SBA’s PPP have become the subject of purported class-action litigation regarding their activities under the program; there can be no assurance that such litigation will not be brought against other banks who participate in this program, including the Bank.

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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts of the pandemic on our business, results of operations and financial condition, or on the U.S., California or global economies or our market areas in particular. Given the many challenges and uncertainties resulting from the coronavirus pandemic, there is a risk that conditions will be substantially different than we are currently expecting.  However, the effects of the pandemic can be reasonably expected to have an adverse impact, which could be material, on our business, results of operations and financial condition, and heighten many of our known risks described in this section.

The COVID-19 Pandemic and Related Governmental and Regulatory Actions have Negatively Impacted the U.S., California and Global Economies, Significantly Increased Economic Uncertainty and Reduced Economic Activity, Resulting in Recessionary Economic and Financial Market Conditions, Which Are Likely to Have Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank

While the U.S. economy experienced a period of significant expansion in recent years, the COVID-19 pandemic and related governmental and regulatory actions, the early economic effects of which began to be felt late in the first quarter 2020 and have continued into 2021, have negatively impacted the U.S. and global economies, disrupted supply chains, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary and permanent closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including the markets where we have operations. We, and other financial services companies, are impacted to a significant degree by current economic conditions.

Governments in the U.S. and globally have taken steps to mitigate some of the more severe anticipated economic effects of the virus.  During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic.  Also, during March 2020, in response to the pandemic, the FRB reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S.  The Federal Reserve has indicated that such low rates can be expected to continue for the next several years.  Additionally, in December 2020, the Congress passed and the President signed into law an additional $900 billion COVID-relief package.  There can be no assurance that these and other governmental measures will be effective or achieve their desired results in a timely fashion.

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

Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank

Following the financial crisis of 2008, adverse financial and economic developments impacted U.S. and global economies and financial markets and presented challenges for the banking and financial services industry and for us. These developments included a general recession both globally and in the U.S. accompanied by substantial volatility in the financial markets.

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

The overall level of the federal government's debt, the extensive political disagreements regarding the government's statutory debt limit and the continuing substantial federal budget deficits led to a downgrade from “AAA” to “AA+” of the long-term sovereign credit rating of United States debt by one credit rating agency, although other credit rating agencies did not take such action. This risk could be exacerbated over time.

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

In the U.S. generally, and in California in particular, the pandemic has significantly increased economic uncertainty, reduced economic activity and increased unemployment levels. While many financial institutions, including the Bank, have offered loan assistance and payment relief to qualifying consumer, small business, commercial, and agricultural loan customers impacted by the COVID-19 outbreak, the pandemic has had and can be expected to continue to have significant economic consequences on many of our commercial loan customers, with commercial lending customers increasing line of credit balances or seeking additional loans to help finance their businesses, and increased risk of delinquencies and defaults, particularly as restrictions on economic and social activities remain in effect for a prolonged period and many businesses remain closed. These events, in turn, have resulted and could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for loan losses, which could have an adverse effect, which could be material, on the Bank’s financial condition and results of operations,

For a number of years in the past decade, California has also experienced severe drought, wildfires or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its commercial loan customers, particularly in the agricultural sector.

Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan. For additional information, see “The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic”, below in these “Risk Factors” in this Report on Form 10-K.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $15.4 million, or 1.73% of total loans, at December 31, 2020, compared to $12.4 million, or 1.58% of total loans, at December 31, 2019, and 102.0% of total non-performing loans net of guaranteed portions at December 31, 2020, compared to 1,311.7% of total non-performing loans, net of guaranteed portions at December 31, 2019.  Provision for loan losses totaled $3.1 million for the year ended December 31, 2020, compared to no provision for loan losses for the same period in 2019.  The increase in provision for loan losses during 2020 and the increase in the ratio of allowance to total loans from December 31, 2019 to December 31, 2020 was primarily due to increases in qualitative factors adversely affecting our loan portfolio resulting from the downturn in economic conditions associated with the COVID-19 pandemic.  Also driving the increase was a specific reserve on one loan totaling $2.1 million at December 31, 2020.  The increase in allowance to total loans was partially offset by PPP loans of approximately $155 million outstanding as of December 31, 2020, which are fully guaranteed by the SBA.

The COVID-19 pandemic and related responses to the pandemic by federal, state and local governments have negatively impacted the U.S., California and global economies, significantly increased economic uncertainty, reduced economic activity, increased unemployment levels, and resulted in temporary and permanent closures of many businesses and restrictions on business and social activities in many states and communities, including many markets where we have operations. The pandemic, the early economic effects of which began to be felt late in the first quarter of 2020 and have continued into 2021, has resulted and can be expected to continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or indoor operations limited, the impact on the national and local economies worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.  Material future additions to the allowance for estimated losses on loans may be necessary if such material adverse changes in economic conditions continue to occur and the performance of the Bank’s loan portfolio deteriorates.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At December 31, 2020, approximately 68% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies or our market areas in particular; however, the pandemic has dramatically and adversely impacted economic conditions and can be expected to result in prolonged continuing or worsening recessionary economic and financial market conditions.  In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter-in-place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities is dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of this time, the California state government, as well as the county health departments in our market area, continue to limit business re-openings in certain sectors and/or with capacity and other restrictions.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by this prolonged reduction in economic activity and the economic recession in California, with has had resulting adverse impacts, which could be material, on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2020, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 67% and 1%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2020, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

California Economic Conditions, Have Been, and Can Reasonably be Expected to Continue to be, Adversely Affected by the COVID-19 Pandemic, Which Could Adversely Affect the Bank’s Business

The Bank’s operations and a substantial majority of the Bank’s assets and deposits are generated and concentrated primarily in Northern California, particularly the counties of Placer, Sacramento, Solano, and Yolo, and are likely to remain so for the foreseeable future. At December 31, 2020, the majority of the Bank’s loan portfolio in principal amount (excluding loans held-for-sale) consisted of real estate-related loans, all of which were secured by collateral located in Northern California. As a result, a downturn in the economic conditions in Northern California may cause the Bank to incur losses associated with high default rates and decreased collateral values in its loan portfolio. Economic conditions in California are subject to various uncertainties including deterioration in the California real estate market and housing industry, particularly as a result of the COVID-19 pandemic.

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

For a number of years in the past decade, California has also experienced severe drought, wildfires, or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including public utility safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.

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

Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

As discussed above in Part I under the caption “Business – Premiums for Deposit Insurance,” the FDIC adopted a “restoration” plan for the Deposit Insurance Fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35% within the next 8 years, as required by the Dodd-Frank Act.  The FDIC could further increase deposit premiums or impose special assessments in the future.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

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

Changes in Accounting Standards Could Materially Impact Our Financial Statements

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, called GAAP.  The financial information contained within our consolidated financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical loss factors that we use.  Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets.  We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices, other than forward commitments related to our loans held for sale portfolio.  From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be difficult to predict and operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements.

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

In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and though mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches which would expose us to claims by customers or others and which could adversely affect our reputation and could lead to a material loss.

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

Environmental Hazards Could Have a Material Adverse Effect on the Company’s Business, Financial Condition, and Results of Operations

The Company, in its ordinary course of business, acquires real property securing loans that are in default, and there is a risk that hazardous substances or waste, contaminants or pollutants could exist on such properties.  The Company may be required to remove or remediate such substances from the affected properties at its expense, and the cost of such removal or remediation may substantially exceed the value of the affected properties or the loans secured by such properties.  Furthermore, the Company may not have adequate remedies against the prior owners or other responsible parties to recover its costs.  Finally, the Company may find it difficult or impossible to sell the affected properties either prior to or following any such removal.  In addition, the Company may be considered liable for environmental liabilities in connection with its borrowers’ properties, if, among other things, it participates in the management of its borrowers’ operations.  The occurrence of such an event could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

The Changes in the U.S. Tax Laws, the Majority of Which Were Effective January 1, 2018, Will Impact Our Business and Results of Operations in a Variety of Ways, Some of Which Are Positive, and Others Which May Be Negative

The Tax Cuts and Jobs Act (“TCJA”), signed into law on December 22, 2017, enacted sweeping changes to the U.S. federal tax laws generally effective January 1, 2018.  These changes can be expected to impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative.  The TCJA reduced the corporate tax rate to 21% from 35%, which resulted in a net reduction in our annual income tax expense and which should also benefit many of our corporate and other small business borrowers.  However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments, may be constrained by the lower tax rate.  We are continuing to monitor the full impact of these changes in the tax law on our tax positions.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company and the Bank are engaged in the banking business through 14 offices in five counties in Northern California operating out of three offices in Solano County, six in Yolo County, two in Sacramento County, two in Placer County and one in Contra Costa County.  In addition, the Company owns three vacant lots, two in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

The Bank owns three branch office locations and two administrative facilities and leases 11 facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by D.A. Davidson.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2020	$10.00	$7.80
3rd Quarter 2020	$7.81	$7.38
2nd Quarter 2020	$8.09	$7.34
1st Quarter 2020	$10.84	$7.43

4th Quarter 2019	$10.43	$10.02
3rd Quarter 2019	$10.43	$9.99
2nd Quarter 2019	$10.79	$10.03
1st Quarter 2019	$10.44	$9.33

*  Price adjusted for stock dividends in the indicated periods for the 5% stock dividends payable March 25, 2021 and March 25, 2020, as described below.

As of March 1, 2021, there were approximately 1,407 holders of record of the Company’s common stock, no par value.

In the prior two fiscal years and to date, the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 28, 2019	5%	March 29, 2019
February 28, 2020	5%	March 25, 2020
February 26, 2021	5%	March 25, 2021

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.  The Company made no repurchases of common stock in the 12 months ended December 31, 2020.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from the Company’s audited consolidated financial statements.  The selected consolidated financial data set forth below as of December 31, 2017 and 2016 have been derived from the Company’s historical consolidated financial statements not included in this Report.  The financial information for 2020, 2019, and 2018, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is in Part II (Item 7) of this Report and with the Company’s audited consolidated financial statements and the notes thereto, which are included in Part II (Item 8) of this Report.

Consolidated Financial Data as of and for the years ended December 31,
(in thousands, except share and per share amounts)

	2020	2019	2018	2017	2016

Interest and Dividend Income	$48,864	$48,993	$45,617	$40,017	$35,967
Interest Expense	(1,484)	(1,859)	(1,268)	(1,079)	(1,157)
Net Interest Income	47,380	47,134	44,349	38,938	34,810
Provision for Loan Losses	(3,050)	—	(2,100)	(600)	(1,800)
Net Interest Income after Provision for Loan Losses	44,330	47,134	42,249	38,338	33,010
Non-Interest Income	7,809	7,197	7,209	8,128	7,278
Non-Interest Expense	(35,477)	(33,940)	(32,163)	(29,400)	(27,352)
Income before Taxes	16,662	20,391	17,295	17,066	12,936
Provision for Taxes	(4,501)	(5,670)	(4,744)	(8,318)	(4,885)
Net Income	$12,161	$14,721	$12,551	$8,748	$8,051

Basic Income Per Share	$0.90	$1.10	$0.94	$0.66	$0.60

Diluted Income Per Share	$0.90	$1.08	$0.93	$0.65	$0.60

Total Assets	$1,655,376	$1,292,591	$1,249,845	$1,217,658	$1,166,763

Total Investments	$435,080	$342,897	$314,637	$280,741	$277,079

Total Loans, including Loans Held-for-Sale, net(1)	$885,020	$773,003	$765,688	$740,152	$673,096

Total Deposits	$1,478,162	$1,138,632	$1,124,612	$1,104,740	$1,063,696

Total Equity	$150,657	$132,915	$112,461	$100,044	$92,298

Weighted Average Shares of Common Stock outstanding used for Basic Income Per Share Computation (2)	13,462,764	13,414,705	13,382,484	13,348,706	13,324,451

Weighted Average Shares of Common Stock outstanding used for Diluted Income Per Share Computation (2)	13,582,844	13,579,683	13,567,587	13,517,977	13,409,954

Return on Average Total Assets	0.79%	1.18%	1.03%	0.74%	0.74%

Net Income/Average Equity	8.41%	11.88%	12.00%	8.88%	8.87%

Net Income/Average Deposits	0.88%	1.33%	1.14%	0.82%	0.81%

Average Loans/Average Deposits	65.01%	66.78%	67.03%	63.40%	63.57%

Average Equity to Average Total Assets	9.36%	9.91%	8.58%	8.36%	8.31%

(1)          Includes PPP loans totaling $155 million as of December 31, 2020.

(2)          All years have been restated to give retroactive effect for stock dividends issued and stock splits.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

This overview highlights selected information in this Annual Report on Form 10-K and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire Annual Report on Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2019 and 2018, for the Company and its subsidiary, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

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

Financial highlights for 2020 include:

The Company reported net income of $12.2 million for 2020, a 17.4% decrease compared to net income of $14.7 million for 2019. Net income per common share for 2020 was $0.90, a decrease of 18.2% compared to net income per common share of $1.10 for 2019.  Net income per common share on a fully diluted basis was $0.90 for 2020, a decrease of 16.7% compared to net income per common share on a fully diluted basis of $1.08 for 2019.

Net interest income totaled $47.4 million for 2020, an increase of 0.5% from $47.1 million in 2019, primarily due to increases in interest income on loans and a decrease in interest expense on deposits, which was partially offset by decreases in interest income on due from bank balances, investment securities, and other earning assets.

Provision for loan losses totaled $3.1 million in 2020, compared to no provision for loan losses in 2019.  The increase was largely driven by increases in qualitative factors due to declines in the general economic environment as a result of the coronavirus pandemic.

Non-interest income totaled $7.8 million in 2020, an increase of 8.5% from $7.2 million in 2019.  Gain on sale of loans held-for sale and gain on sale of available-for-sale securities increased in 2020 compared to 2019, which was partially offset by a decrease in service charges on deposit accounts and other non-interest income.  The decrease in service charges on deposit accounts was primarily a result of the COVID-19 pandemic and the Bank's decision to waive overdraft/NSF fees for all business and consumer customers for an initial period of 60 days which began in March and was later extended into the third quarter.  The auto-waiver period expired on August 1, 2020.  This assistance resulted in increased fee waiver activity, reducing reported service charge income.

Non-interest expenses totaled $35.5 million for 2020, up 4.5% from $33.9 million in 2019.  The increase was primarily due to increases in salaries and employee benefits due to increased staffing levels, occupancy and equipment expense due to the full year rent expense and other expenses associated with the opening of an administrative office space and a branch in the second half of 2019, and other expenses.  The decrease was partially offset by a decrease in data processing expenses primarily due to costs incurred in 2019 that were not repeated in 2020, associated with outsourcing of core processing and network infrastructure to third parties, and other real estate owned expense primarily due to a write-down on other real estate owned in 2019, that was not repeated in 2020.

The Company reported total assets of $1.66 billion as of December 31, 2020, up 28.1% from $1.29 billion as of December 31, 2019.

Investments increased to $435.1 million as of December 31, 2020, a 26.9% increase from $342.9 million as of December 31, 2019.  U.S. Treasury securities totaled $38.9 million as of December 31,  2020, down 10.1% from $43.3 million as of December 31, 2019; securities of U.S. government agencies and corporations totaled $106.5 million, up 97.7% from $53.9 million as of December 31, 2019; obligations of state and political subdivisions totaled $32.9 million, up 21.6% from $27.0 million as of December 31, 2019; collateralized mortgage obligations totaled $73.5 million, down 7.5% from $79.4 million as of December 31, 2019; and mortgage-backed securities totaled $183.3 million, up 31.6% from $139.3 million as of December 31, 2019.

Loans (including loans held-for-sale), net of allowance, increased to $885.0 million as of December 31, 2020, a 14.5% increase from $773.0 million as of December 31, 2019.  Commercial loans totaled $255.9 million as of December 31, 2020, up 141.1% from $106.1 million as of December 31, 2019; commercial real estate loans were $454.1 million, up 0.5% from $451.8 million as of December 31, 2019; agriculture loans were $95.0 million, down 17.9% from $115.8 million as of December 31, 2019; residential mortgage loans were $64.5 million, down 0.7% from $64.9 million as of December 31, 2019; residential construction loans were $4.2 million, down 72.2% from $15.2 million as of December 31, 2019; and consumer loans totaled $19.5 million, down 27.4% from $26.8 million as of December 31, 2019.

Deposits increased to $1.48 billion as of December 31, 2020, a 29.8% increase from $1.14 billion as of December 31, 2019.

FHLB advances totaling $5.0 million as of December 31, 2020, compared to no FHLB advances as of December 31, 2019.  The $5.0 million advance is a short-term borrowing with a 0% interest rate that was received through the FHLB's COVID-19 Relief and Recovery Advances Program.

Stockholders' equity increased to $150.7 million as of December 31, 2020, a 13.4% increase from $132.9 million as of December 31, 2019.

Recent Developments Related to COVID-19

Since March 13, 2020, the United States has been operating under a state of emergency declared by President Trump in response to the spread of the coronavirus and the COVID-19 disease which it causes.  On March 4, 2020, California Governor Gavin Newsom declared a similar state-wide emergency.  Also, early in March, a number of county and other local health agencies in California declared emergencies and issued “stay-at-home” ordinances for all persons other than workers at “essential businesses”.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on social and economic activities is dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of this time, the California state government, as well as the county health departments in our market area, continue to limit business re-openings in certain sectors and/or with capacity and other restrictions.  During March 2020 and continuing thereafter, the pandemic and governmental responses have resulted in recessionary economic, labor and financial market conditions across the United States and in our markets in California, including dramatic increases in unemployment. In response, the FRB reduced its federal funds rate by 1.5 percentage points to the current target range of .00 to .25 percent.  In addition, in late March 2020, the U.S. government enacted the CARES Act, a $2.2 trillion economic stimulus package, the largest in U.S. history, plus an additional $900 billion stimulus package in December 2020, in an effort to lessen the impact of the pandemic on consumers and businesses.

These developments have had an impact on our business.  Our commercial real estate loan portfolio exposure to industries most affected by the stay-at-home order and subsequent limitations on business activities includes 6.2% to retail properties and business; 1.5% to restaurants; and 1.1% to the hospitality/hotel sector at December 31, 2020.  Loans to these customers are generally secured by real estate with relatively low loan-to-value ratios and strong guarantors.  There is concern that borrowers will draw on their credit lines to support cashflow disruptions caused by the continuing restrictions on business activities. Most of the Bank’s optional advance lines of credit are “controlled” with advances supported by certain assets pledged to the Bank for repayment or specific budgeted expense. The Bank monitors credit line advances daily and has not noted any significant, unusual loan advances as of December 31, 2020.  We have also granted customer relief in a variety of ways, including extended grace periods on residential and commercial mortgages, commercial loans, and automobile loan and lease payments, refraining from reporting payment deferrals to credit bureaus and waiving or refunding certain fees.  The Bank, in the first part of April 2020, commenced participation in the PPP of the SBA which is aimed at providing relief from the pandemic to small businesses through loans by banks guaranteed by the SBA.  In the initial phase of the program, the Bank approved approximately 650 applications for loans under the PPP covering approximately $184 million in funding.  The program was suspended after the initial Congressional appropriation of $349 billion was exhausted.  A second phase of the program, involving a Congressional appropriation of some $310 billion, was initiated on April 27, 2020.  The Bank approved approximately 670 applications for PPP loans in this second phase, covering approximately $51 million in funding.  A total of approximately $235 million in PPP loans were originated by the Bank in 2020.  These PPP loan originations resulted in approximately $7.8 million in SBA processing fees which will be recognized as an adjustment to the effective yield over the loans projected life.  A total of approximately $5.9 million of PPP processing fees was recognized in interest income for the year ended December 31, 2020.  In 2020, the Bank received $80 million in payoffs and reimbursements from the SBA for the amounts forgiven pursuant to the terms of the PPP.  The Bank had PPP loans totaling $155 million as of December 31, 2020.  The Company expects that a significant portion of the PPP loans remaining will be forgiven during 2021 under the terms of the program, as borrowers satisfy the requirement of applying at least 60% of the loan proceeds to support their payroll expenses.  Loans which do not qualify for the forgiveness will remain on the Bank’s books, subject to the SBA’s guarantee.

First Northern Bank has continued to actively assist our communities by providing temporary loan relief under Section 4013 of the CARES Act to customers who have been adversely impacted by the pandemic. This relief has included loan modifications which provided temporary forbearance programs (both full payment deferrals and interest only payments). The Bank provided temporary forbearance relief for borrowers over the course of 2020 totaling approximately $102 million, resulting in the net deferral of interest income of approximately $1.2 million for the year ended December 31, 2020.  For loans that were provided full payment deferrals under Section 4013, the Bank made a policy election to cease recognizing interest income during the term of the payment suspension. Upon completion of the payment forbearance period, and resumption of performance under the original loan terms, the foregone interest is capitalized as deferred interest and recognized as a yield adjustment over the remaining loan term. Loans on interest-only plans continued to accrue interest income given continued payment performance over the course of the forbearance period.  A majority of loans completed their forbearance period during the fourth quarter of 2020.  Two loans totaling $7.0 million were on an interest only forbearance plan and one loan totaling $0.8 million was on a principal and interest forbearance plan at December 31, 2020.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Loan Losses

The Company believes the allowance for loan losses accounting policy is critical because the loan portfolio represents the largest asset on the consolidated balance sheet, and there is significant judgment used in determining the adequacy of the allowance for loan losses.  The Company maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is based on the Company’s periodic evaluation of the factors mentioned below, as well as other pertinent factors.  The allowance for loan losses consists of an allocated component and a general component.  The components of the allowance for loan losses represent an estimate.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all loans where the internal credit rating is at or below a predetermined classification.  These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loan loss element is determined using analysis that examines loss experience.

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

Share-Based Payment

The Company determines the fair value of stock options at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility, and the risk-free interest rate over the expected life of the option.  The Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of Management’s judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements.  The fair value of non-vested restricted common shares generally equals the stock price at grant date.  In addition, we estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion, see Note 15 to the Consolidated Financial Statements in this Form 10-K.

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

Mortgage Servicing Rights

Transfers and servicing of financial assets and extinguishments of liabilities are accounted for and reported based on consistent application of a financial-components approach that focuses on control.  Transfers of financial assets that are sales are distinguished from transfers that are secured borrowings.  Retained servicing rights on loans sold are measured by allocating the previous carrying amount of the transferred assets between the loans sold and retained interest, if any, based on their relative fair value at the date of transfer.  Fair values are estimated using discounted cash flows based on a current market interest rate.  The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.

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

Impact of Recently Issued Accounting Standards

The CARES Act was passed by Congress and signed into law on March 27, 2020. Section 4013 of the CARES Act stipulates that a financial institution may elect to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and suspends the determination of loan modifications related to the COVID-19 pandemic from being treated as TDR’s.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and modifications that occur beginning on March 1, 2020, until the earlier of: sixty days after the date on  which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020. The suspension of TDR accounting and reporting guidance may not be applied to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic.  In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declared relating to COVID-19. Future TDRs are indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

The Bank has continued to actively assist its communities by providing temporary loan relief under Section 4013 of the CARES Act. This relief included loan modifications which include forbearance programs (both full payment deferrals and interest only payments) to customers who have been negatively impacted by the pandemic. For loans that have been provided temporary full payment deferrals, the Bank has made a policy election to cease recognition of interest income during the term of the payment deferrals (generally three to six months). Upon completion of the forbearance period, the foregone interest over the deferral period is capitalized as deferred interest and recognized as an adjustment to the effective interest rate over the remaining life of the loan using the effective yield method.  Loans that were provided interest only payment relief will continue to accrue interest over the interest-only period provided that the loans continue to perform as agreed. This policy election does not impact the Bank’s existing policies regarding non-accrual determinations if reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal regardless of whether a loan was modified under Section 4013 of the CARES Act.  On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19, made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  The Bank elected not to classify modifications that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope.  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.  An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued.   An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company is in the process of evaluating the provisions of this ASU, but does not expect it to have a material impact on our consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2020		2019		2018

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$221,140	14.3%	$127,977	10.2%	$139,957	11.5%
Certificates of Deposit	19,210	1.2%	12,538	1.0%	4,160	0.3%
Investment Securities	358,005	23.2%	319,418	25.5%	293,259	24.1%
Loans (1)	894,626	57.9%	741,466	59.3%	739,243	60.6%
Stock in Federal Home Loan Bank and other equity securities, at cost	6,509	0.4%	6,405	0.5%	5,884	0.5%
Other Real Estate Owned	—	—	840	0.1%	185	0.0%
Other Assets	46,388	3.0%	41,899	3.4%	36,460	3.0%
Total Assets	$1,545,878	100.0%	$1,250,543	100.0%	$1,219,148	100.0%

LIABILITIES &
STOCKHOLDERS’ EQUITY
Deposits:
Demand	$577,559	37.3%	$408,551	32.7%	$394,106	32.3%
Interest-Bearing Transaction Deposits	356,867	23.1%	308,917	24.7%	307,727	25.2%
Savings and MMDAs	387,490	25.0%	334,672	26.8%	333,788	27.4%
Time Certificates	54,147	3.5%	58,128	4.6%	67,177	5.5%
Federal Home Loan Bank Advances	5,656	0.4%	—	—	—	—
Other Liabilities	19,493	1.3%	16,313	1.3%	11,743	1.0%
Stockholders’ Equity	144,666	9.4%	123,962	9.9%	104,607	8.6%
Total Liabilities and Stockholders’ Equity	$1,545,878	100.0%	$1,250,543	100.0%	$1,219,148	100.0%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
 Average Balances, Yields and Rates
(Dollars in thousands)

	2020			2019			2018
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Total Loans, Including Loan Fees(1)	$894,626	$40,569	4.53%	$741,466	$39,097	5.27%	$739,243	$37,189	5.03%

Due From Banks	188,021	582	0.31%	98,593	2,148	2.18%	114,350	2,163	1.89%

Certificates of Deposit	19,210	438	2.28%	12,538	355	2.83%	4,160	104	2.50%

Investment Securities:
Taxable	336,586	6,406	1.90%	306,473	6,637	2.17%	283,500	5,500	1.94%

Non-taxable (2)	21,419	498	2.33%	12,945	300	2.32%	9,759	143	1.47%

Total Investment Securities	358,005	6,904	1.93%	319,418	6,937	2.17%	293,259	5,643	1.92%

Other Earning Assets	6,509	371	5.70%	6,405	456	7.12%	5,884	518	8.80%

Total Earning Assets	$1,466,371	$48,864	3.33%	$1,178,420	$48,993	4.16%	$1,156,896	$45,617	3.94%

Cash and Due from Banks	33,119			29,384			25,607

Other Real Estate Owned	—			840			185

Interest Receivable and Other Assets	46,388			41,899			36,460

Total Assets	$1,545,878			$1,250,543			$1,219,148

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Includes amortization of deferred loan fees and costs.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2020			2019			2018

Liabilities and Stockholders' Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$356,867	$358	0.10%	$308,917	$505	0.16%	$307,727	$428	0.14%

Savings and MMDAs	387,490	786	0.20%	334,672	981	0.29%	333,788	559	0.17%

Time Certificates	54,147	340	0.63%	58,128	373	0.64%	67,177	281	0.42%

Total Interest-Bearing Deposits	798,504	1,484	0.19%	701,717	1,859	0.26%	708,692	1,268	0.18%

Demand Deposits	577,559			408,551			394,106

Total Deposits	1,376,063	$1,484	0.11%	1,110,268	$1,859	0.17%	1,102,798	$1,268	0.11%

Federal Home Loan Bank Advances	5,656			—			—

Interest payable and Other Liabilities	19,493			16,313			11,743

Stockholders’ Equity	144,666			123,962			104,607

Total Liabilities and Stockholders’ Equity	$1,545,878			$1,250,543			$1,219,148

Net Interest Income and
Net Interest Margin (1)		$47,380	3.23%		$47,134	4.00%		$44,349	3.83%

Net Interest Spread (2)			3.14%			3.90%			3.76%

(1)          Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2020 over 2019.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2020 Over 2019
	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$7,409	$(5,937)	$1,472

Due From Banks	1,091	(2,657)	(1,566)

Certificates of Deposit	162	(79)	83

Investment Securities - Taxable	628	(859)	(231)

Investment Securities - Non-taxable	197	1	198

Other Earning Assets	7	(92)	(85)

	9,494	(9,623)	(129)

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	66	(213)	(147)

Savings and MMDAs	137	(332)	(195)

Time Certificates	(27)	(6)	(33)

	176	(551)	(375)
Increase in Net Interest Income:	$9,318	$(9,072)	$246

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31 of the previous three fiscal years is as follows (dollars in thousands):

	2020	2019	2018
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$38,891	$43,255	$50,682
Securities of U.S. Government Agencies and Corporations	106,558	53,912	42,076
Obligations of State and Political Subdivisions	32,882	27,031	19,168
Collateralized Mortgage Obligations	73,460	79,420	63,799
Mortgage-Backed Securities	183,289	139,279	138,912

Total Investments	$435,080	$342,897	$314,637

Maturities of Investment Securities

The following table summarizes the contractual maturity (dollars in thousands) and projected yields of the Company’s investment securities as of December 31, 2020.  The yields on tax-exempt securities are shown on a tax equivalent basis.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on carrying value of mortgage related securities.

Period to Maturities

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$11,140	1.67%	$27,751	1.77%	$—	—
Securities of U.S. Government Agencies and Corporations	3,544	1.76%	48,060	0.96%	53,853	1.09%
Obligations of State and Political Subdivisions	1,763	3.14%	4,403	3.00%	5,398	3.75%
Collateralized Mortgage Obligations	—	—	2,346	2.02%	7,064	1.92%
Mortgage-Backed Securities	11	2.12%	8,650	2.02%	67,918	2.03%

TOTAL	$16,458	1.85%	$91,210	1.43%	$134,233	1.72%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$38,891	1.74%
Securities of U.S. Government Agencies and Corporations	1,101	2.35%	106,558	1.07%
Obligations of State & Political Subdivisions	21,318	2.78%	32,882	2.99%
Collateralized Mortgage Obligations	64,050	1.84%	73,460	1.86%
Mortgage-Backed Securities	106,710	1.10%	183,289	1.49%

TOTAL	$193,179	1.54%	$435,080	1.58%

LOAN PORTFOLIO
Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous five fiscal years is as follows (dollars in thousands):

	December 31,
	2020		2019		2018

	Balance	Percent	Balance	Percent	Balance	Percent

Commercial	$255,926	28.7%	$106,140	13.6%	$125,177	16.1%
Commercial Real Estate	454,053	50.8%	451,774	58.0%	420,106	54.2%
Agriculture	95,048	10.6%	115,751	14.8%	123,626	15.9%
Residential Mortgage	64,497	7.2%	64,943	8.3%	51,064	6.6%
Residential Construction	4,223	0.5%	15,212	1.9%	20,124	2.6%
Consumer	19,467	2.2%	26,825	3.4%	35,397	4.6%
	893,214	100.0%	780,645	100.0%	775,494	100.0%
Allowance for loan losses	(15,416)		(12,356)		(12,822)
Net deferred origination fees and costs	(1,968)		584		721
TOTAL	$875,830		$768,873		$763,393

	2017		2016

	Balance	Percent	Balance	Percent

Commercial	$135,015	18.0%	$126,311	18.6%
Commercial Real Estate	398,346	53.2%	344,210	50.6%
Agriculture	113,555	15.2%	101,905	15.0%
Residential Mortgage	42,081	5.6%	40,237	5.9%
Residential Construction	21,299	2.8%	23,650	3.5%
Consumer	38,900	5.2%	43,250	6.4%
	749,196	100.0%	679,563	100.0%
Allowance for loan losses	(11,133)		(10,899)
Net deferred origination fees and costs	1,049		1,106
TOTAL	$739,112		$669,770

As shown in the comparative figures for loan mix during 2020 and 2019, total loans increased as a result of increases in commercial  and commercial real estate loans, which was partially offset by decreases in agriculture, residential mortgage, residential construction and consumer loans.  The increase in commercial loans was primarily due to PPP loans totaling approximately $155 million at December 31, 2020.

Included in net deferred origination fees at December 31, 2020 was approximately $1.9 million in unearned PPP loan fees.  The Company received a total of approximately $7.8 million in processing fees from the SBA during 2020.  These fees are required to be recognized as an adjustment to the effective yield over the life of the loan.  During 2020, the Company recognized approximately $5.9 million of these processing fees, which are included as a component of interest income on loans.  The balance of approximately $1.9 million will be recognized over the remaining life of the PPP loans.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loan maturities of the loan portfolio at December 31, 2020 are as follows (dollars in thousands) (excludes loans held-for-sale):

Maturing	Fixed Rate	Variable Rate	Total

Within one year	$17,849	$56,933	$74,782
After one year through five years	243,625	42,984	286,609
After five years	145,188	386,635	531,823

Total	$406,662	$486,552	$893,214

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

The following tables summarize the Company’s non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies at December 31, 2020, 2019, 2018, 2017, and 2016.

	At December 31, 2020			At December 31, 2019
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$363	$63	$300	$266	$170	$96
Commercial real estate	4,875	34	4,841	466	45	421
Agriculture	9,130	—	9,130	—	—	—
Residential mortgage	153	—	153	172	—	172
Residential construction	—	—	—	—	—	—
Consumer	690	—	690	253	—	253
Total non-accrual loans	$15,211	$97	$15,114	$1,157	$215	$942
	At December 31, 2018			At December 31, 2017
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$750	$300	$450	$1,057	$32	$1,025
Commercial real estate	381	56	325	1,724	70	1,654
Agriculture	4,830	776	4,054	—	—	—
Residential mortgage	100	—	100	781	—	781
Residential construction	—	—	—	—	—	—
Consumer	191	—	191	205	—	205
Total non-accrual loans	$6,252	$1,132	$5,120	$3,767	$102	$3,665

	At December 31, 2016
	Gross	Guaranteed	Net

Commercial	$5,000	$2,000	$3,000
Commercial real estate	540	81	459
Agriculture	—	—	—
Residential mortgage	654	—	654
Residential construction	—	—	—
Consumer	103	—	103
Total non-accrual loans	$6,297	$2,081	$4,216

Non-accrual loans amounted to $15,211,000 at December 31, 2020, and were comprised of four commercial loans totaling $363,000, three commercial real estate loans totaling $4,875,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $153,000 and five consumer loans totaling $690,000.  Non-accrual loans amounted to $1,157,000 at December 31, 2019, and were comprised of three commercial loans totaling $266,000, two commercial real estate loans totaling $466,000, one residential mortgage loan totaling $172,000 and four consumer loans totaling $253,000.

If interest on non-accrual loans had been accrued, such interest income would have approximated $1,038,000 and $139,000 during the years ended December 31, 2020 and 2019, respectively.  The increase in lost interest was primarily due to two commercial real estate loans comprising one relationship and three agriculture loans and one consumer loan comprising one relationship that were placed on non-accrual in 2020.  Income actually recognized for these loans approximated $71,000 and $475,000 for the years ended December 31, 2020 and 2019, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2020 and 2019, consisting of loans on non-accrual status totaled $15,211,000 and $1,157,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured in a troubled debt restructuring is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as troubled debt restructurings, totaled $2,260,000 and $3,318,000 at December 31, 2020 and 2019, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing as of the periods ended December 31, 2020 and 2019.

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $14,172,000, or 1504.5%, to $15,114,000 from December 31, 2019 to December 31, 2020.  Non-performing assets net of guarantees represent 0.9% and 0.1% of total assets at December 31, 2020 and 2019, respectively.  The Bank’s management believes that the $15,211,000 in non-accrual loans were appropriately reflected at their fair value at December 31, 2020.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2020			At December 31, 2019
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$15,211	$97	$15,114	$1,157	$215	$942
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	15,211	97	15,114	1,157	215	942
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	15,211	97	15,114	1,157	215	942
Non-performing loans (net of guarantees) to total loans			1.7%			0.1%
Non-performing assets (net of guarantees) to total assets			0.9%			0.1%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			102.0%			1,311.7%

	At December 31, 2018			At December 31, 2017
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$6,252	$1,132	$5,120	$3,767	$102	$3,665
Loans 90 days past due and still accruing	—	—	—	45	—	45
Total non-performing loans	6,252	1,132	5,120	3,812	102	3,710
Other real estate owned	1,092	—	1,092	—	—	—
Total non-performing assets	7,344	1,132	6,212	3,812	102	3,710
Non-performing loans (net of guarantees) to total loans			0.7%			0.5%
Non-performing assets (net of guarantees) to total assets			0.5%			0.3%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			250.4%			300.1%

	At December 31, 2016
	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$6,297	$2,081	$4,216
Loans 90 days past due and still accruing	—	—	—
Total non-performing loans	6,297	2,081	4,216
Other real estate owned	-	—	-
Total non-performing assets	6,297	2,081	4,216
Non-performing loans (net of guarantees) to total loans			0.6%
Non-performing assets (net of guarantees) to total assets			0.4%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			258.5%

OREO consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of the years ended December 31, 2020 and 2019.

Potential Problem Loans

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for loan losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal banking regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes: “Substandard Assets: a substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.” “Doubtful Assets: An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  OREO and loans rated Substandard and Doubtful are deemed “classified assets.”  This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

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

Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Loans secured by owner occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions, and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables, or other personal property or unsecured.  Problem commercial real estate loans are generally identified by periodic review of financial information that may include financial statements, tax returns, payment history of the borrower, and site inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Losses on loans secured by owner-occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resultant over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.  Appropriate valuations are obtained at origination of the credit and periodically thereafter (generally every 3-12 months depending on the collateral type and market conditions), once repayment is questionable, and the loan has been deemed classified.

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

Excluding the non-performing loans cited previously, loans totaling $11,878,000 and $8,749,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2020 and 2019, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2020 and 2019.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2020 and 2019 was 1.73% and 1.58%, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considered the $15,416,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2020.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2020	2019	2018	2017	2016

Balance at Beginning of Year	$12,356	$12,822	$11,133	$10,899	$9,251
Provision for Loan Losses	3,050	—	2,100	600	1,800
Loans Charged-Off:
Commercial	(212)	(638)	(509)	(681)	(446)
Commercial Real Estate	—	—	(142)	—	(15)
Agriculture	—	(98)	—	—	—
Residential Mortgage	—	—	—	(121)	(13)
Residential Construction	—	—	—	—	—
Consumer	(15)	(43)	(34)	(33)	(65)

Total Charged-Off	(227)	(779)	(685)	(835)	(539)

Recoveries:
Commercial	201	209	46	302	37
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	81
Residential Mortgage	—	74	34	96	1
Residential Construction	—	21	131	5	5
Consumer	36	9	63	66	263

Total Recoveries	237	313	274	469	387

Net Recoveries (Charge-offs)	10	(466)	(411)	(366)	(152)

Balance at End of Year	$15,416	$12,356	$12,822	$11,133	$10,899

Ratio of Net Recoveries (Charge-Offs)
During the Year to Average Loans
Outstanding During the Year	0.00%	(0.06%)	(0.05%)	(0.05%)	(0.02%)
Allowance as a percentage of Total Loans	1.73%	1.58%	1.65%	1.49%	1.60%
Allowance as a percentage of Non-performing loans, net of guarantees	102.0%	1,311.7%	250.4%	300.1%	258.5%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2020			December 31, 2019			December 31, 2018

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$2,252	14.6%	28.7%	$2,354	19.1%	13.6%	$3,198	25.0%	16.1%
Commercial Real Estate	7,915	51.3%	50.8%	6,846	55.4%	58.0%	5,890	45.9%	54.2%
Agriculture	3,834	25.0%	10.6%	2,054	16.6%	14.8%	1,632	12.7%	15.9%
Residential Mortgage	635	4.1%	7.2%	466	3.8%	8.3%	643	5.0%	6.6%
Residential Construction	128	0.8%	0.5%	201	1.6%	1.9%	318	2.5%	2.6%
Consumer	214	1.4%	2.2%	236	1.9%	3.4%	279	2.2%	4.6%
Unallocated	438	2.8%	—	199	1.6%	—	862	6.7%	—

Total	$15,416	100.0%	100.0%	$12,356	100.0%	100.0%	$12,822	100.0%	100.0%

	December 31, 2017			December 31, 2016

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$2,625	23.7%	18.0%	$3,571	32.8%	18.3%
Commercial Real Estate	5,460	49.0%	53.2%	3,910	35.9%	50.9%
Agriculture	1,547	13.9%	15.2%	1,262	11.6%	15.0%
Residential Mortgage	628	5.6%	5.6%	660	6.0%	5.9%
Residential Construction	360	3.2%	2.8%	440	4.0%	3.5%
Consumer	342	3.1%	5.2%	498	4.6%	6.4%
Unallocated	171	1.5%	—	558	5.1%	—

Total	$11,133	100.0%	100.0%	$10,899	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2020		2019		2018
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$577,559	—	$408,551	—	$394,106	—

Interest-Bearing Demand (NOW)	$356,867	0.10%	$308,917	0.16%	$307,727	0.14%

Savings and MMDAs	$387,490	0.20%	$334,672	0.29%	$333,788	0.17%

Time	$54,147	0.63%	$58,128	0.64%	$67,177	0.42%

The following table sets forth by time remaining to maturity the Bank’s time deposits over $250,000 (dollars in thousands) as of December 31, 2020:

Three months or less	$5,110

Over three months through twelve months	5,877

Over twelve months	3,656

Total	$14,643

Short-Term Borrowings

Short-term borrowings totaling $5,000,000 as of December 31, 2020 consisted of an advance with the FHLB through its COVID-19 Relief and Recovery Advances Program.  The advance matures in 0.4 years and has a 0% interest rate.  The advance is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  Average outstanding balances of short-term borrowings were $5,656,000 and $0 during 2020 and 2019, respectively.  As of December 31, 2020, the Company had a remaining collateral borrowing capacity with the FHLB of $292,046,000 and, at such date, also had unsecured formal lines of credit totaling $122,000,000 with correspondent banks.  The Company had no short-term borrowings as of December 31, 2019.

The Company had no Federal Funds purchased during the years ended December 31, 2020 and 2019.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2020 and 2019.  There were no average outstanding balances of long-term borrowings during 2020 and 2019.

Supplemental Compensation Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.  Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently three participants in the SERP.  At December 31, 2020, the accrued benefit liability was $7,127,000, of which $4,173,000 was recorded in interest payable and other liabilities and $2,954,000 was recorded in accumulated other comprehensive income (loss), net, in the Consolidated Balance Sheets.  At December 31, 2019, the accrued benefit liability was $5,871,000, of which $3,891,000 was recorded in interest payable and other liabilities and $1,980,000 was recorded in accumulated other comprehensive income (loss), net, in the Consolidated Balance Sheets.

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the Bank.  At December 31, 2020, the accrued benefit liability was $831,000, of which $757,000 was recorded in interest payable and other liabilities and $74,000 was recorded in accumulated other comprehensive income (loss), net, in the Consolidated Balance Sheets.  At December 31, 2019, the accrued benefit liability was $820,000, of which $798,000 was recorded in interest payable and other liabilities and $22,000 was recorded in accumulated other comprehensive income (loss), net, in the Consolidated Balance Sheets.

For additional information, see Note 17 to the Consolidated Financial Statements in this Form 10-K.

Overview

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net income for the year ended December 31, 2020, was $12.2 million, representing a decrease of $2.6 million, or 17.4%, compared to net income of $14.7 million for the year ended December 31, 2019.  The decrease in net income was principally attributable to a $3.1 million increase in provision for loan loss and $1.5 million increase in non-interest expenses, which was partially offset by a $0.4 million decrease in interest expense, $0.6 million increase in non-interest income, and $1.2 million decrease in provision for income taxes.

Total assets increased by $362.8 million, or 28.1%, to $1.66 billion as of December 31, 2020, compared to $1.29 billion at December 31, 2019.  The increase in total assets was primarily due to a $155.7 million increase in cash and cash equivalents, $92.2 million increase in investment securities, and $112.0 million increase in net loans (including loans held-for-sale).  Total deposits increased $339.5 million, or 29.8%, to $1.48 billion as of December 31, 2020, compared to $1.14 billion at December 31, 2019.

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits, mortgage notes and other borrowed funds which are used to fund those assets.  Net interest income is primarily affected by the yields and mix of the Bank’s interest-earning assets and interest-bearing liabilities outstanding during the period.  The $129,000 decrease in the Bank's interest and dividend income in 2020 from 2019 was driven by decreased interest rates, which was partially offset by increased volumes.  Decreasing interest rates drove decreases in interest income from loans, due from bank balances, and investment securities by $5,937,000, $2,736,000, and $858,000, respectively.  This was partially offset by increasing volume growth that drove increases in interest income from loans, due from bank balances, and investment securities by $7,409,000, $1,253,000, and $825,000, respectively.  Also included in interest income on loans in 2020 was approximately $5.9 million in PPP loan fees recognized.  The $375,000 decrease in the Bank's interest expense on deposits was primarily driven by a $551,000 decrease due to decreasing interest rates, which was partially offset by a $176,000 increase driven by volume growth.  See “Analysis of Changes in Interest Income and Interest Expense” set forth on page 39 of this Annual Report on Form 10-K for a discussion of the effects of interest rates and loan/deposit volume on net interest income.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 4.75% at December 31, 2019.  In March 2020, the prime rate decreased 150 basis points to 3.25%, where it remained through December 31, 2020.  The effective federal funds rate, which is the cost of immediately available overnight funds, was at a target range of 1.50 % to 1.75% at December 31, 2019.  In March 2020, the target range for the federal funds rate decreased 150 basis points to 0% to 0.25% where it remained through December 31, 2020.  The decrease in the target range for the federal funds rate in March 2020 was largely an emergency measure by the Federal Reserve aimed at blunting the economic impact of COVID-19.

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

Interest income on loans for 2020 was up 3.8% from 2019, increasing from $39,097,000 to $40,569,000.  The increase in interest income on loans was primarily due to the recognition of processing fees from the SBA related to the origination of the PPP loans. The Company received a total of approximately $7.8 million in processing fees from the SBA during 2020.  These fees are required to be recognized as an adjustment to the effective yield over the life of the loan. In 2020 the Bank recognized $5.9 million of these processing fees which are included as a component of interest income on loans. The remaining balance of approximately $1.9 million will be recognized over the remaining life of the PPP loans.  The increase in interest income on loans was offset by a 74 basis point decrease in loan yields compared to 2019.  The decrease in loan yields compared to the prior period is due to several factors: adjustable rate loans re-pricing at lower rates as a result of recent declines in interest rates and related indices, which is mitigated to some extent by the inclusion of interest rate floors on the majority of our variable rate loans; the accommodation of certain fixed rate loan customers to re-price their existing loans at lower rates to retain existing relationships in a competitive rate environment; an increase in non-accrual loan balances; our policy election to cease interest recognition for loans provided temporary full payment deferrals during the term of the forbearance period (generally ranging from three to six months) under Section 4013 of the CARES Act (see Note 1 of the Notes to Condensed Consolidated Financial Statements) and the origination of $235 million of PPP loans at an interest rate of 1%.  The Bank provided temporary forbearance relief for borrowers over the course of 2020 totaling approximately $102 million, resulting in the net deferral of interest income of approximately $1.2 million for the year ended December 31, 2020.  A majority of loans completed its forbearance period during the fourth quarter of 2020.  Two loans totaling $7.0 million were on an interest only forbearance plan and one loan totaling $0.8 million was on a principal and interest forbearance plan at December 31, 2020.

Interest income on interest-bearing due from banks for 2020 was down 72.9% from 2019, decreasing from $2,148,000 to $582,000.  The decrease in interest income on interest-bearing due from banks was the result of a 187 basis point decrease in yield on interest-bearing due from banks, which was partially offset by a 90.7% increase in average balances of interest-bearing due from banks.  The decrease in yield was primarily due to the decrease in the effective federal funds rate as discussed above.

Interest income on certificates of deposit for 2020 was up 23.4% from 2019, increasing from $355,000 to $438,000.  The increase in interest income on certificates of deposit was the result of a 53.2% increase in average balances of certificates of deposit, which was partially offset by a 55 basis point decrease in yield on certificates of deposit.

Interest income on investment securities for 2020 was down 0.48% from 2019, decreasing from $6,937,000 to $6,904,000.  The decrease in interest income on investment securities was the result of a 24 basis point decrease in investment securities yields, which was partially offset by a 12.1% increase in average investment securities volume.  The Bank deployed excess liquidity into the investment portfolio over the course of 2020, although reinvestment rates were generally lower than existing yields in the portfolio, which decreased overall portfolio yields.  Investment securities yields were 1.93% and 2.17% for 2020 and 2019, respectively.

Interest expense on deposits for 2020 was down 20.2% from 2019, decreasing from $1,859,000 to $1,484,000.  The decrease in interest expense on deposits was the result of a 7 basis point decrease in interest rates paid on interest-bearing deposits, which was partially offset by a 13.8% increase in average balances of interest-bearing deposits.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2020		2019		2018

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$577,559	42.0%	$408,551	36.9%	$394,106	35.7%

Interest-Bearing Demand (NOW)	356,867	25.9%	308,917	27.8%	307,727	27.9%

Savings and MMDAs	387,490	28.2%	334,672	30.1%	333,788	30.3%

Time	54,147	3.9%	58,128	5.2%	67,177	6.1%

Total	$1,376,063	100.0%	$1,110,268	100.0%	$1,102,798	100.0%

The Bank’s net interest margin (net interest income divided by average earning assets) was 3.23% in 2020 and 4.00% in 2019.  The net spread between the rate for total earning assets and the rate for interest-bearing deposits and borrowed funds decreased 76 basis points from 2019 to 2020.  The decrease in the net spread was primarily due to an overall decrease in interest rates on earning assets, coupled with an increase in average due from banks as a percentage of total average earning assets, which was partially offset by a decrease in interest rates on interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the provision for loan losses increased to $3,100,000 in 2020 from no provision in 2019, primarily due to increases in qualitative factors adversely affecting our loan portfolio resulting from the downturn in economic conditions associated with the COVID-19 pandemic.  Also driving the increase was a specific reserve on one loan totaling $2.1 million at December 31, 2020.  The amount of loans charged-off decreased in 2020 to $227,000 from $779,000 in 2019, and recoveries decreased to $237,000 in 2020 from $313,000 in 2019.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2020 was 1.73% compared to 1.58% at December 31, 2019.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 102.0% at December 31, 2020, compared to 1311.70% at December 31, 2019.  The decrease was primarily due to the increase in nonaccrual loans, net of guarantees totaling $14.2 million.

Non-Interest Income and Expenses

Non-interest income consisted primarily of service charges on deposit accounts, net gain on sale of available-for-sale securities, net realized gains on loans held-for-sale, debit card income and other income.  Service charges on deposit accounts decreased $608,000 in 2020 over 2019.  The decrease in service charges on deposit accounts was primarily a result of the COVID-19 pandemic and the Bank's decision to waive overdraft/NSF fees for all business and consumer customers for an initial period of 60 days which began in March and was later extended into the third quarter.  The auto-waiver period expired on August 1, 2020.  This assistance resulted in increased fee waiver activity, reducing reported service charge income.  Net gains on sale of available-for-sale securities increased $299,000 in 2020 over 2019 primarily due to the sale of municipal securities in 2020.  Net realized gains on loans held-for-sale increased $1,633,000 in 2020 over 2019.  The increase in gains on sales of loans held-for-sale was primarily due to an increase in loan origination volumes as a result of the decline in interest rates and uptick in refinancing activity during 2020.  Other income decreased $726,000 in 2020 over 2019.  The decrease was primarily due to a gain on sale of land recognized in 2019 that was not repeated during 2020, decrease in mortgage brokerage income due to decreased mortgage brokerage volume, and decrease in loan servicing income due to impairment expense recognized on mortgage servicing rights asset.

Non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense and other expenses.  Non-interest expenses increased to $35,477,000 in 2020 from $33,940,000 in 2019, representing an increase of $1,537,000, or 4.5%.

Following is an analysis of the increase or decrease in the components of non-interest expenses (dollars in thousands) during the periods specified:
	2020 over 2019

	Amount	Percent

Salaries and Employee Benefits	$1,133	5.2%
Occupancy and Equipment	505	16.0%
Data Processing	(129)	(4.6%)
Stationery and Supplies	(8)	(2.7%)
Advertising	(16)	(3.7%)
Directors Fees	27	9.4%
OREO Expense and Impairment	(305)	(100.3%)
Other Expense	330	7.0%

Total	$1,537	4.5%

The increase in salaries and employee benefits in 2020 was primarily due to a 7% increase in regular salaries, a 17% increase in commissions and an 11% increase in group insurance, which was partially offset by a 20% decrease in profit sharing expense.  The increase in regular salaries expense and group insurance was primarily due to increased staffing levels and salary increases.  The increase in commissions was primarily due to an increase in mortgage originations due to the decline in interest rates and uptick in refinancing activity in 2020. The decrease in profit sharing expense was primarily due to the decrease in income before tax compared to 2019.  The increase in occupancy and equipment expense was primarily due to a full year of rent expense and other expenses associated with the opening of an administrative office space in the third quarter of 2019, and a new branch in the fourth quarter of 2019.  The decrease in data processing expense was primarily due to costs incurred in 2019 that was not repeated in 2020 associated with outsourcing core processing and network infrastructure to third parties.  The decrease in other real estate owned expense was primarily due to a writedown on an other real estate owned property in 2019 that was not repeated in 2020.  The increase in other expenses was primarily due to a increases in FDIC assessments and loan collection expenses.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the level of tax-exempt income.  In 2020, tax expense decreased to $4,501,000 from $5,670,000 in 2019, due to a decrease in income before taxes.  Non-taxable municipal bond income was $498,000 and $300,000 for the years ended December 31, 2020 and 2019, respectively.

Liquidity

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and proceeds of sale and prepayments.  Providing a secondary source of liquidity is the available-for-sale investment portfolio.  The Company held $435,080,000 in total investment securities at December 31, 2020.  Under certain deposit, borrowing, and other arrangements, the Company must hold and pledge investment securities as collateral.  At December 31, 2020, such collateral requirements totaled approximately $41,916,000.  As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets.  The Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Home Loan Bank, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2020, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 59.9% on December 31, 2020, and 67.9% on December 31, 2019.  At December 31, 2020 and 2019, the Bank’s ratio of core deposits to total assets was 88.4% and 86.9%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits $250,000 or less.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low-cost source of funds.  Management believes that the Bank’s liquidity position was adequate in 2020.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2020, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (18.64)% as of December 31, 2020, and (7.96%) as of December 31, 2019.  This ratio indicated at December 31, 2020, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2020 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$96,675	$70,405	$15,664	$4,411	$6,195
Commercial Real Estate	5,409	524	—	—	4,885
Agriculture	28,411	24,574	730	53	3,054
Residential Mortgage	216	—	—	216	—
Residential Construction	1,327	97	—	—	1,230
Consumer	57,059	20,317	7,449	7,869	21,424
Commitments to sell loans	1,052	1,052	—	—	—
Standby Letters of Credit	1,731	1,731	—	—	—
Total	$191,880	$118,700	$23,843	$12,549	$36,788

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2020	2019

Undisbursed loan commitments	$189,097	$198,534
Standby letters of credit	1,731	2,455
Commitments to sell loans	1,052	1,240

	$191,880	$202,229

The Bank expects its liquidity position to remain strong in 2021, as the Bank expects to continue to grow into existing markets.  Our liquidity position is continuously monitored and adjustments are made to balance between sources and uses of funds as deemed appropriate.  The Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2021.

Capital

The Company believes a strong capital position is essential to the Company’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Company to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2020, stockholders’ equity totaled $150.7 million, an increase of $17.7 million from $132.9 million at December 31, 2019.  The increase was primarily due to net income of $12.2 million.  Also affecting capital in 2020 was paid-in capital in the amount of $0.7 million resulting from employee stock purchases and stock plan accruals.  See “Business – Capital Standards” in Part I, Item 1 of this report on Form 10-K, for additional information.

The capital of the Company and the Bank historically have been maintained at a level that is in excess of regulatory guidelines for a “well capitalized” institution.  The policy of annual stock dividends has, over time, allowed the Company to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting	Page 59

Report of Independent Registered Public Accounting Firm	Page 60

Consolidated Balance Sheets as of December 31, 2020 and 2019	Page 62

Consolidated Statements of Income for Years Ended December 31, 2020, 2019, and 2018	Page 63

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2020, 2019, and 2018	Page 64

Consolidated Statement of Stockholders’ Equity for Years Ended December 31, 2020, 2019, and 2018	Page 65

Consolidated Statements of Cash Flows for Years Ended December 31, 2020, 2019, and 2018	Page 66

Notes to Consolidated Financial Statements	Page 67

Management’s Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Northern Community Bancorp and subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and (iii) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management of the Company has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Kevin Spink

Kevin Spink
Executive Vice President/Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 5, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
First Northern Community Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses balance was $15.4 million at December 31, 2020. The allowance for loan losses is maintained to provide for estimated losses inherent in existing loans on evaluations of collectability and prior loss experience. Individual loans are reviewed for impairment, while all other loans, including individually evaluated loans determined to not be impaired are collectively evaluated for impairment.  The evaluations take into consideration internal and external factors such as trends in portfolio volume, maturity and composition, overall portfolio quality, loan concentrations, levels of and trends in charge-offs and recoveries, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and national and local economic trends and conditions.

We identified management’s risk rating of loans and the estimation of qualitative factors, both of which are used in the allowance for loan losses calculation, as a critical audit matter. The Company manages risk ratings through the analysis of initial credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix. Determination of the risk rating involves significant management judgement. The qualitative factors consist of management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity, including the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history, and the risk of losses attributable to general attributes of the Company’s loan portfolio and credit  administration. Auditing management’s judgments regarding the determination of risk ratings and qualitative factors applied to the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•	Testing design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for loan losses.
•
Evaluating the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses and testing the calculation itself, including completeness and accuracy of the data, application of the loan risk ratings determined by management, application of the qualitative factors determined by management, and recalculation of the allowance for loan losses balance.

•
Testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately risk rating the loans in accordance with its policies and that the risk ratings for the loans are appropriate.

•
Evaluating management’s analysis and supporting documentation related to the qualitative factors, and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.

/s/ MOSS ADAMS LLP

Los Angeles, California
March 5, 2021

We have served as the Company’s auditor since 2006.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2020 and 2019
(in thousands, except shares and share amounts)

	2020	2019
Assets
Cash and cash equivalents	$267,177	$111,493
Certificates of deposit	16,923	14,700
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $41,916 at December 31, 2020 and $37,943 at December 31, 2019)	435,080	342,897
Loans (net of allowance for loan losses of $15,416 at December 31, 2020 and $12,356 at December 31, 2019)	875,830	768,873
Loans held-for-sale	9,190	4,130
Stock in Federal Home Loan Bank and other equity securities, at cost	6,480	6,574
Premises and equipment, net	6,513	6,594
Interest receivable and other assets	38,183	37,330

Total Assets	$1,655,376	$1,292,591

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$645,538	$423,095
Interest-bearing transaction deposits	390,126	317,681
Savings and MMDAs	385,908	344,415
Time, $250,000 or less	41,947	37,564
Time, over $250,000	14,643	15,877

Total Deposits	1,478,162	1,138,632

Federal Home Loan Bank advances	5,000	—
Interest payable and other liabilities	21,557	21,044

Total Liabilities	1,504,719	1,159,676

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock, no par value; 16,000,000 shares authorized; 13,634,463 and 12,919,132 shares issued and outstanding at December 31, 2020 and 2019, respectively	107,527	100,187
Additional paid-in capital	977	977
Retained earnings	37,115	31,617
Accumulated other comprehensive income, net	5,038	134
Total Stockholders’ Equity	150,657	132,915

Total Liabilities and Stockholders’ Equity	$1,655,376	$1,292,591

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2020, 2019 and 2018
(in thousands, except per share amounts)

	2020	2019	2018
Interest and dividend income:
Interest and fees on loans	$40,569	$39,097	$37,189
Due from banks interest bearing accounts	1,020	2,503	2,267
Investment securities:
Taxable	6,406	6,637	5,500
Non-taxable	498	300	143
Other earning assets	371	456	518
Total interest and dividend income	48,864	48,993	45,617
Interest expense:
Time deposits over $250,000	125	144	78
Other deposits	1,359	1,715	1,190
Total interest expense	1,484	1,859	1,268
Net interest income	47,380	47,134	44,349
Provision for loan losses	3,050	—	2,100
Net interest income after provision for loan losses	44,330	47,134	42,249
Non-interest income:
Service charges on deposit accounts	1,371	1,979	1,994
Net gain (loss) on sale of available-for-sale securities	296	(3)	(20)
Net gain on sale of loans held-for-sale	2,247	614	337
Debit card income	2,191	2,177	2,144
Other income	1,704	2,430	2,754
Total non-interest income	7,809	7,197	7,209
Non-interest expenses:
Salaries and employee benefits	23,079	21,946	20,795
Occupancy and equipment	3,661	3,156	2,775
Data processing	2,683	2,812	2,190
Stationery and supplies	287	295	389
Advertising	418	434	373
Directors fees	314	287	296
Other real estate owned (recovery) expense	(1)	304	23
Other expense	5,036	4,706	5,322
Total non-interest expenses	35,477	33,940	32,163
Income before provision for income tax	16,662	20,391	17,295
Provision for income tax	(4,501)	(5,670)	(4,744)
Net income	$12,161	$14,721	$12,551
Basic income per share	$0.90	$1.10	$0.94
Diluted income per share	$0.90	$1.08	$0.93

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Net income	$12,161	$14,721	$12,551
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $2,358, $2,187, and ($355) for the years ended December 31, 2020, 2019, and 2018, respectively	5,846	5,426	(884)
Reclassification adjustment due to (gains) losses realized on sales of securities, net of tax effect of ($85), $1, and $6 for the years ended December 31, 2020, 2019, and 2018, respectively	(211)	2	14
Officers’ retirement plan equity adjustments, net of tax effect of ($280), ($85), and $82 for the years ended December 31, 2020, 2019, and 2018, respectively	(694)	(213)	205
Directors’ retirement plan equity adjustments, net of tax effect of ($15), ($17), and 10 for the years ended December 31, 2020, 2019, and 2018, respectively	(37)	(45)	26
Total other comprehensive income (loss), net of tax effect of $1,978, $2,086, and ($257) for the years ended December 31, 2020, 2019, and 2018, respectively	4,904	5,170	(639)
Comprehensive income	$17,065	$19,891	$11,912

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2020, 2019 and 2018
(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2017	11,630,129	$85,583	$977	$17,881	$(4,397)	$100,044
Net income				12,551		12,551
Other comprehensive loss, net of tax					(639)	(639)
Stock dividend adjustment	628	240		(240)		—
5% stock dividend declared in 2019	583,514	6,280		(6,280)		—
Cash in lieu of fractional shares	(159)			(10)		(10)
Stock-based compensation		424				424
Common shares issued related to restricted stock grants and ESPP	33,722	91				91
Stock options exercised, net	5,978	—				—
Balance at December 31, 2018	12,253,812	$92,618	$977	$23,902	$(5,036)	$112,461
Net income				14,721		14,721
Other comprehensive income, net of tax					5,170	5,170
Stock dividend adjustment	1,401	330		(330)		—
5% stock dividend declared in 2020	615,196	6,668		(6,668)		—
Cash in lieu of fractional shares	(116)			(8)		(8)
Stock-based compensation		475				475
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	48,839	96				96
Balance at December 31, 2019	12,919,132	$100,187	$977	$31,617	$134	$132,915
Net income				12,161		12,161
Other comprehensive income, net of tax					4,904	4,904
Stock dividend adjustment	1,310	348		(348)		—
5% stock dividend declared in 2021	649,260	6,307		(6,307)		—
Cash in lieu of fractional shares	(166)			(8)		(8)
Stock-based compensation		574				574
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	51,993	111				111
Stock options exercised, net	12,934	—				—
Balance at December 31, 2020	13,634,463	$107,527	$977	$37,115	$5,038	$150,657

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$12,161	$14,721	$12,551
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,050	—	2,100
Stock-based compensation	574	475	424
Depreciation and amortization of bank premises and equipment	943	721	565
Accretion and amortization of securities, net	2,010	1,683	2,530
Net (gain) loss on sale/call of available-for-sale securities	(296)	3	20
Net gain on sale of loans held-for-sale	(2,247)	(614)	(337)
Impairment on other real estate owned	—	308	—
Gain on sale of bank premises and equipment	—	(281)	—
(Benefit) provision for deferred income taxes	(1,429)	450	(1,210)
Valuation adjustment on mortgage servicing rights	386	—	—
Proceeds from sales of loans held-for-sale	79,013	33,796	21,966
Originations of loans held-for-sale	(81,826)	(35,017)	(22,884)
Increase in deferred loan origination fees and costs, net	2,552	137	328
Amortization of operating lease right-of-use asset	1,270	865	—
Increase in interest receivable and other assets	(2,837)	(768)	(596)
Net increase in interest payable and other liabilities	(734)	85	222
Net cash provided by operating activities	12,590	16,564	15,679
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	41,995	47,955	23,860
Proceeds from sales of available-for-sale securities	14,201	20,796	2,487
Principal repayments on available-for-sale securities	66,784	50,781	50,186
Purchase of available-for-sale securities	(208,969)	(141,862)	(114,198)
Net increase in Certificates of Deposit	(2,223)	(7,105)	(5,611)
Proceeds from redemption (purchases) of stock in Federal Home Loan Bank and other equity securities, at cost	94	(555)	(452)
Net increase in loans	(112,559)	(5,617)	(27,801)
Purchases of bank premises and equipment, net	(862)	(1,056)	(963)
Proceeds from the sale of bank premises and equipment	—	668	—
Proceeds from sales of other real estate owned	—	784	—
Net cash used in investing activities	(201,539)	(35,211)	(72,492)
Cash flows from financing activities:
Net increase in deposits	339,530	14,020	19,872
Increase in Federal Home Loan Bank advances	5,000	—	—
Cash dividends paid in lieu of fractional shares	(8)	(8)	(10)
Common stock issued	111	96	91
Net cash provided by financing activities	344,633	14,108	19,953
Net increase (decrease) in cash and cash equivalents	155,684	(4,539)	(36,860)
Cash and cash equivalents at beginning of year	111,493	116,032	152,892
Cash and cash equivalents at end of year	$267,177	$111,493	$116,032

Supplemental Consolidated Statements of Cash Flows Information (Note 20)

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
(in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (the “Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state-chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, and Contra Costa Counties. All intercompany transactions between the Company and the Bank have been eliminated in consolidation. The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank. Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties. Yolano Realty Corporation was an inactive subsidiary in 2020.

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

Held-to-maturity securities are recorded at amortized cost, adjusted for amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity until realized. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date using the effective interest method. Such amortization and accretion is included in investment income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in earnings.

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

Loans are reported at the principal amount outstanding, net of deferred loan fees and costs and the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties. A restructuring constitutes a troubled debt restructuring, and thus an impaired loan, if the restructuring constitutes a concession and the debtor is experiencing financial difficulties. An impaired loan is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by a charge to the allowance for loan losses.

Unearned discount on installment loans is recognized as income over the terms of the loans by the interest method. Interest on other loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

Loan fees net of certain direct costs of origination, which represent an adjustment to interest yield are deferred and amortized over the contractual term of the loan using the interest method. Processing fees received from the SBA for PPP loans are recognized as an adjustment to the effective yield over the loans projected life.

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

Loans originated and held-for-sale are carried at the lower of cost or estimated fair value in the aggregate. Net fees and costs of originating loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts on evaluations of collectability and prior loss experience. The loan portfolio is segregated into loan types to facilitate the assessment of risk to pools of loans based on historical charge-off experience and internal and external factors. Non-accrual loans, troubled debt restructurings and loans with a risk rating of 5 (special mention) or worse and an aggregate exposure of $500,000 or more are reviewed for impairment, while all other loans, including individually evaluated loans determined not to be impaired, are collectively evaluated for impairment. The evaluations take into consideration internal and external factors such as trends in portfolio volume, maturity and composition, overall portfolio quality, loan concentrations, levels of and trends in charge-offs and recoveries, current and anticipated economic conditions that may affect the borrowers’ ability to pay and national and local economic trends and conditions.  While management uses these evaluations to determine the allowance for loan losses, additional provisions may be necessary based on changes in the factors used in the evaluations.

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term.  Management believes that the allowance for loan losses was adequate at December 31, 2020. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

The Bank held no other real estate owned (“OREO”) as of December 31, 2020 and 2019.

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

(j)	Pension Benefit Plans

The Company and the Bank maintain unfunded non-contributory defined benefit pension plans for a select group of highly compensated employees and directors, as well as a supplemental executive retirement plan.  Net periodic benefit cost is recognized over the approximate service period of plan participants and includes discount rate assumptions.  See Note 17 of Notes to Consolidated Financial Statements.

(k)	Revenue from Contracts with Customers

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

Other income

Other income within the scope of Topic 606 include check sales fees, bankcard fees, and merchant fees. Check sales fees, based on check sales volume, are received from check printing companies and are recognized monthly. Bankcard fees are earned from the Bank’s credit card program and are recognized monthly as the service period is completed.  Merchant fees are earned for card payment services provided to its merchant customers. The Bank has a contract with a third party to provide card payment services to merchants that contract for those services. Merchant fees are recognized monthly as the service period is completed.

(l)	Gain or Loss on Sale of Loans and Servicing Rights

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2020, 2019, and 2018 for cash proceeds equal to the fair value of the loans.

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

	2020	2019
Constant prepayment rate	20.22%	12.10%
Discount rate	10.00%	10.01%
Weighted average life (years)	3.96	5.50

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

(m)	Income Taxes

The Company accounts for income taxes under the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A liability for uncertain tax positions is recorded for unrecognized tax benefits related to uncertain tax positions where it is more likely than not that the position will be sustained upon examination by a taxing authority.  Interest and/or penalties related to income taxes are reported as a component of provision for income taxes.

(n)	Share Based Compensation

The Company accounts for share based compensation transactions whereby the Company receives employee services in exchange for equity instruments, including stock options and restricted stock. The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over their requisite service period (generally the vesting period).  The fair value of options granted is determined on the date of the grant using a Black-Scholes-Merton pricing model. The grant date fair value of restricted stock is determined by the closing market price of the day prior to the grant date. The Company issues new shares of common stock upon the exercise of stock options. See Note 15 of Notes to Consolidated Financial Statements.

(o)	Earnings Per Share (“EPS”)

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

(p)	Advertising Costs

Advertising costs were $418, $434, and $373 for the years ended December 31, 2020, 2019, and 2018, respectively. Advertising costs are expensed as incurred.

(q)	Comprehensive Income

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

(r)	Stock Dividend

On January 23, 2020, the Company announced that its Board of Directors had declared a 5% stock dividend which resulted in 616,506 shares, which was paid on March 25, 2020 to shareholders of record as of February 28, 2020.  On January 27, 2021, the Company announced that its Board of Directors had declared a 5% stock dividend which will result in an estimate of 649,260 shares, which will be paid on March 25, 2021 to shareholders of record as of February 26, 2021.

The earnings per share data for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2021.  December 31, 2020 figures included in the Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders’ Equity have been adjusted to reflect the estimated impact of the 2021 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, Common stock balance and Retained earnings balance. The December 31, 2019, 2018 and 2017 balances included in the Consolidated Balance Sheets and Statement of Changes in Stockholders’ Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

(s)	Segment Reporting

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

(t)	Impact of Recently Issued Accounting Standards

The  CARES Act was passed by Congress and signed into law on March 27, 2020. Section 4013 of the CARES Act provides that a financial institution may elect to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and suspends the determination of loan modifications related to the COVID-19 pandemic from being treated as TDR’s. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and modifications that occur beginning on March 1, 2020 until the earlier of: sixty days after the date on  which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020. The suspension of TDR accounting and reporting guidance may not be applied to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic. In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declared relating to COVID-19. Future TDRs are indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

The Bank has continued to actively assist its communities by providing temporary loan relief under Section 4013 of the CARES Act. This relief included loan modifications which include forbearance programs (both full payment deferrals and interest only payments) to customers who have been negatively impacted by the pandemic. For loans that have been provided temporary full payment deferrals, the Bank has made a policy election to cease recognition of interest income during the term of the payment deferrals (generally three to six months). Upon completion of the forbearance period, the foregone interest over the deferral period is capitalized as deferred interest and recognized as an adjustment to the effective interest rate over the remaining life of the loan using the effective yield method.  Loans that were provided interest only payment relief will continue to accrue interest over the interest only period provided that the loans continue to perform as agreed. This policy election does not impact the Bank’s existing policies regarding non-accrual determinations if reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal regardless of whether a loan was modified under Section 4013 of the CARES Act.  On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19, made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  The Bank elected not to classify modifications that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope.  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.  An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued.   An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company is in the process of evaluating the provisions of this ASU, but does not expect it to have a material impact on our consolidated financial statements.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2020 and 2019. The Bank has met its average reserve requirements during 2020, 2019, and 2018 and the minimum required balance at December 31, 2020 and 2019.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2020 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Investment securities available-for-sale:
U.S. Treasury securities	$37,910	$982	$(1)	$38,891
Securities of U.S. government agencies and corporations	105,506	1,317	(265)	106,558
Obligations of states and political subdivisions	31,013	1,878	(9)	32,882
Collateralized mortgage obligations	71,531	1,937	(8)	73,460
Mortgage-backed securities	179,021	4,359	(91)	183,289

Total debt securities	$424,981	$10,473	$(374)	$435,080

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

Gross realized gains from sales and calls of available-for-sale securities were $342, $81, and $0 for the years ended December 31, 2020, 2019, and 2018, respectively. Gross realized losses from sales of available-for-sale securities were $46, $84, and $20 for the years ended December 31, 2020, 2019, and 2018, respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2020, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$16,281	$16,447
Due after one year through five years	78,502	80,214
Due after five years through ten years	58,501	59,251
Due after ten years	21,145	22,419
Subtotal	174,429	178,331
MBS and CMO	250,552	256,749
Total	$424,981	$435,080

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2020, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$4,276	$(1)	$—	$—	$4,276	$(1)
Securities of U.S. government agencies and corporations	58,164	(265)	—	—	58,164	(265)
Obligations of states and political subdivisions	1,603	(9)	—	—	1,603	(9)
Collateralized mortgage obligations	1,697	(8)	—	—	1,697	(8)
Mortgage-backed securities	30,208	(91)	—	—	30,208	(91)

Total	$95,948	$(374)	$—	$—	$95,948	$(374)

No decline in value was considered “other-than-temporary” during 2020. Eight securities, all considered investment grade, which had a fair value of $95,948 and a total unrealized loss of $374 have been in an unrealized loss position for less than twelve months as of December 31, 2020. No securities have been in an unrealized loss position for more than twelve months as of December 31, 2020. The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company does not intend to sell the securities and has concluded it is not more likely than not that it will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of December 31, 2020.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer's financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2019, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$10,113	$(8)	$2,015	$(5)	$12,128	$(13)
Securities of U.S. government agencies and corporation	13,187	(44)	1,998	(2)	15,185	(46)
Obligations of states and political subdivision	4,645	(29)	—	—	4,645	(29)
Collateralized mortgage obligations	21,763	(129)	21,132	(270)	42,895	(399)
Mortgage-backed securities	11,970	(28)	44,433	(425)	56,403	(453)

Total	$61,678	$(238)	$69,578	$(702)	$131,256	$(940)

Investment securities carried at $41,916 and $37,943 at December 31, 2020 and 2019, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, by loan class, at December 31, is as follows:

	2020	2019
Commercial	$255,926	$106,140
Commercial Real Estate	454,053	451,774
Agriculture	95,048	115,751
Residential Mortgage	64,497	64,943
Residential Construction	4,223	15,212
Consumer	19,467	26,825

	893,214	780,645
Allowance for loan losses	(15,416)	(12,356)
Net deferred origination fees and costs	(1,968)	584

Loans, net	$875,830	$768,873

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

Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation. Collateral valuations are obtained at origination of the credit. Once repayment is questionable, and the loan has been deemed classified, collateral valuations are obtained periodically (generally annually but may be more frequent depending on the collateral type).

At December 31, 2020, approximately 29% in principal amount of the Company’s loans were for general commercial uses, including professional, retail and small businesses. Approximately 51% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of loans secured by commercial properties and construction and land development loans. Approximately 11% in principal amount of the Company’s loans were for agriculture, approximately 7% in principal amount of the Company’s loans were residential mortgage loans, approximately 0% in principal amount of the Company’s loans were residential construction loans and approximately 2% in principal amount of the Company’s loans were consumer loans.

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

At December 31, 2020 and 2019, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of December 31, 2020 and 2019, was as follows:

	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
December 31, 2020
Commercial	$255,563	$—	$—	$—	$363	$255,926
Commercial Real Estate	449,178	—	—	—	4,875	454,053
Agriculture	85,918	—	—	—	9,130	95,048
Residential Mortgage	64,344	—	—	—	153	64,497
Residential Construction	4,223	—	—	—	—	4,223
Consumer	18,777	—	—	—	690	19,467
Total	$878,003	$—	$—	$—	$15,211	$893,214

December 31, 2019
Commercial	$105,741	$—	$133	$—	$266	$106,140
Commercial Real Estate	451,215	—	93	—	466	451,774
Agriculture	115,751	—	—	—	—	115,751
Residential Mortgage	64,771	—	—	—	172	64,943
Residential Construction	15,212	—	—	—	—	15,212
Consumer	26,472	100	—	—	253	26,825
Total	$779,162	$100	$226	$—	$1,157	$780,645

Non-accrual loans amounted to $15,211 at December 31, 2020 and were comprised of four commercial loans totaling $363, three commercial real estate loans totaling $4,875, three agriculture loans totaling $9,130, one residential mortgage loan totaling $153, and five consumer loans totaling $690. Non-accrual loans amounted to $1,157 at December 31, 2019, and were comprised of three commercial loans totaling $266, two commercial real estate loans totaling $466, one residential mortgage loans totaling $172, and four consumer loan totaling $253. All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent. If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral. There were no commitments to lend additional funds to borrowers whose loan was on non-accrual status at December 31, 2020 and December 31, 2019.

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

Impaired loans, segregated by loan class, as of December 31, 2020 and 2019, were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2020
Commercial	$1,087	$363	$661	$1,024	$11
Commercial Real Estate	5,146	4,875	—	4,875	—
Agriculture	9,189	4,165	4,965	9,130	2,093
Residential Mortgage	1,046	153	883	1,036	159
Residential Construction	684	—	652	652	83
Consumer	773	690	64	754	1
Total	$17,925	$10,246	$7,225	$17,471	$2,347

December 31, 2019
Commercial	$1,694	$266	$1,385	$1,651	$26
Commercial Real Estate	715	466	250	716	19
Agriculture	—	—	—	—	—
Residential Mortgage	1,152	172	912	1,084	171
Residential Construction	724	—	691	691	56
Consumer	340	253	80	333	1
Total	$4,625	$1,157	$3,318	$4,475	$273

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the years ended December 31, 2020, 2019, and 2018, was as follows:

	December 31, 2020		December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,344	$60	$2,184	$128	$2,986	$181
Commercial Real Estate	3,489	58	636	182	1,681	15
Agriculture	5,481	—	1,922	240	966	—
Residential Mortgage	1,062	30	1,219	72	1,834	72
Residential Construction	671	34	681	35	612	28
Consumer	630	17	366	31	439	27
Total	$12,677	$199	$7,008	$688	$8,518	$323

None of the interest on impaired loans was recognized using a cash basis of accounting for the years ended December 31, 2020, 2019, and 2018.

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

The Company had $2,325 and $3,413 in TDR loans as of December 31, 2020 and 2019, respectively. Specific reserves for TDR loans totaled $253 and $273 as of December 31, 2020 and 2019, respectively. TDR loans performing in compliance with modified terms totaled $2,260 and $3,318 as of December 31, 2020 and 2019, respectively. There were no commitments to advance additional funds on existing TDR loans as of December 31, 2020.

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

There were no loans modified as TDRs during the year ended December 31, 2020.

Loans modified as troubled debt restructurings during the years ended December 31, 2019 and 2018, were as follows:

	Year Ended December 31, 2019
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Residential Construction	2	$189	$189
Total	2	$189	$189

	Year Ended December 31, 2018
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$191	$191
Total	1	$191	$191

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance. No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the years ended December 31, 2020, 2019 and 2018. The Company considers a loan to be in payment default when it is 90 days or more past due.

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

The following table presents the risk ratings by loan class as of December 31, 2020 and 2019.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Commercial	$244,327	$10,731	$868	$—	$—	$255,926
Commercial Real Estate	431,381	9,255	13,417	—	—	454,053
Agriculture	83,493	—	11,555	—	—	95,048
Residential Mortgage	64,018	—	479	—	—	64,497
Residential Construction	4,223	—	—	—	—	4,223
Consumer	18,697	—	770	—	—	19,467
Total	$846,139	$19,986	$27,089	$—	$—	$893,214

December 31, 2019
Commercial	$104,944	$428	$768	$—	$—	$106,140
Commercial Real Estate	427,991	17,739	6,044	—	—	451,774
Agriculture	105,573	7,823	2,355	—	—	115,751
Residential Mortgage	64,596	—	347	—	—	64,943
Residential Construction	15,212	—	—	—	—	15,212
Consumer	25,933	500	392	—	—	26,825
Total	$744,249	$26,490	$9,906	$—	$—	$780,645

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2020, 2019 and 2018.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Provision for loan losses	(91)	1,069	1,780	169	(73)	(43)	239	3,050

Charge-offs	(212)	—	—	—	—	(15)	—	(227)
Recoveries	201	—	—	—	—	36	—	237
Net charge-offs	(11)	—	—	—	—	21	—	10
Ending Balance	2,252	7,915	3,834	635	128	214	438	15,416
Period-end amount allocated to:
Loans individually evaluated for impairment	11	—	2,093	159	83	1	—	2,347
Loans collectively evaluated for impairment	2,241	7,915	1,741	476	45	213	438	13,069
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822
Provision for loan losses	(415)	956	520	(251)	(138)	(9)	(663)	—

Charge-offs	(638)	—	(98)	—	—	(43)	—	(779)
Recoveries	209	—	—	74	21	9	—	313
Net charge-offs	(429)	—	(98)	74	21	(34)	—	(466)
Ending Balance	2,354	6,846	2,054	466	201	236	199	12,356
Period-end amount allocated to:
Loans individually evaluated for impairment	26	19	—	171	56	1	—	273
Loans collectively evaluated for impairment	2,328	6,827	2,054	295	145	235	199	12,083
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2017	$2,625	$5,460	$1,547	$628	$360	$342	$171	$11,133
Provision for loan losses	1,036	572	85	(19)	(173)	(92)	691	2,100

Charge-offs	(509)	(142)	—	—	—	(34)	—	(685)
Recoveries	46	—	—	34	131	63	—	274
Net charge-offs	(463)	(142)	—	34	131	29	—	(411)
Ending Balance	3,198	5,890	1,632	643	318	279	862	12,822
Period-end amount allocated to:
Loans individually evaluated for impairment	496	21	—	287	49	2	—	855
Loans collectively evaluated for impairment	2,702	5,869	1,632	356	269	277	862	11,967
Balance as of December 31, 2018	$3,198	$5,890	$1,632	$643	$318	$279	$862	$12,822

The Company’s investment in loans as of December 31, 2020, 2019, and 2018 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2020
Loans individually evaluated for impairment	$1,024	$4,875	$9,130	$1,036	$652	$754	$17,471
Loans collectively evaluated for impairment	254,902	449,178	85,918	63,461	3,571	18,713	875,743
Ending Balance	$255,926	$454,053	$95,048	$64,497	$4,223	$19,467	$893,214

December 31, 2019
Loans individually evaluated for impairment	$1,651	$716	$—	$1,084	$691	$333	$4,475
Loans collectively evaluated for impairment	104,489	451,058	115,751	63,859	14,521	26,492	776,170
Ending Balance	$106,140	$451,774	$115,751	$64,943	$15,212	$26,825	$780,645
December 31, 2018
Loans individually evaluated for impairment	$2,902	$642	$4,830	$1,551	$560	$389	$10,874
Loans collectively evaluated for impairment	122,275	419,464	118,796	49,513	19,564	35,008	764,620
Ending Balance	$125,177	$420,106	$123,626	$51,064	$20,124	$35,397	$775,494

(5)	Mortgage Operations

The Company recognizes a gain or loss and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold substantially its entire portfolio of conforming long-term residential mortgage loans originated during the year ended December 31, 2020 for cash proceeds equal to the fair value of the loans. At December 31, 2020 and 2019, the Company serviced real estate mortgage loans for others totaling $206,208 and $208,862, respectively.

The recorded value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Impairment, if any, is recognized through a valuation allowance for each individual stratum. Changes in the carrying amount of mortgage servicing rights are reported in earnings under other operating income on the consolidated statements of income.

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2020, 2019 and 2018. Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	December 31, 2019	Additions	Reductions	December 31, 2020
Mortgage servicing rights	$1,481	$575	$(428)	$1,628
Valuation allowance	—	(386)	—	(386)
Mortgage servicing rights, net of valuation allowance	$1,481	$189	$(428)	$1,242

	December 31, 2018	Additions	Reductions	December 31, 2019
Mortgage servicing rights	$1,579	$198	$(296)	$1,481
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,579	$198	$(296)	$1,481

	December 31, 2017	Additions	Reductions	December 31, 2018
Mortgage servicing rights	$1,712	$141	$(274)	$1,579
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,712	$141	$(274)	$1,579

At December 31, 2020 and December 31, 2019, the estimated fair market value of the Company's mortgage servicing rights asset was $1,242 and $1,631, respectively. The changes in fair value of mortgage servicing rights during 2020 was primarily due to changes in prepayment speeds. The changes in fair value of mortgage servicing rights during 2019 was primarily due to changes in prepayment speeds and principal balances.

The Company received contractually specified servicing fees of $528, $523, and $549 for the years ended December 31, 2020, 2019, and 2018, respectively. Contractually specified servicing fees are included in Other Income on the consolidated statements of income.

(6)	Premises and Equipment

Premises and equipment consist of the following at December 31 of the indicated years:

	2020	2019
Land	$2,292	$2,292
Buildings	5,725	5,095
Furniture and equipment	12,991	12,791
Leasehold improvements	2,214	2,184

	23,222	22,362
Less accumulated depreciation and amortization	16,709	15,768

	$6,513	$6,594

Depreciation and amortization expense, included in occupancy and equipment expense, was $943, $721, and $565 for the years ended December 31, 2020, 2019, and 2018, respectively.

(7)	Interest Receivable and other assets

Interest receivable and other assets consisted of the following at December 31 of the indicated years:

	2020	2019
Interest receivable	$5,099	$4,295
Mortgage servicing rights asset (see Note 5)	1,242	1,481
Officer’s Life Insurance	17,185	16,725
Deferred tax assets, net (see Note 18)	2,930	3,481
Operating lease right of use asset	5,913	6,962
Prepaid and other	5,814	4,386

	$38,183	$37,330
(8)	Short-Term and Long-Term Borrowings

Short-term borrowings totaling $5,000 as of December 31, 2020, consisted of an advance with the FHLB through its COVID-19 Relief and Recovery Advances Program. The advance matures in 0.4 years and has a 0% interest rate. The advance is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans. As of December 31, 2020, the Company had a remaining collateral borrowing capacity with the FHLB of $292,046 and, at such date, also had unsecured formal lines of credit totaling $122,000 with correspondent banks. The Company had no short-term borrowings as of December 31, 2019.

The Company had no Federal Funds purchased during the years ended December 31, 2020 and 2019.

The Company had no long-term borrowings during the years ended December 31, 2020 and 2019.

(9)	Leases

The Bank leases ten branch and administrative locations under operating leases expiring on various dates through 2030.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Bank combines lease and nonlease components.  The Bank had no financing leases as of December 31, 2020.

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

The Company had right-of-use assets totaling $5,913 and $6,962 as of December 31, 2020 and December 31, 2019, respectively.  The Company had lease liabilities totaling $6,453 and $7,483 as of December 31, 2020 and December 31, 2019, respectively.  The Company recognized lease expenses totaling $1,275 and $1,049 for the years ended December 31, 2020 and December 31, 2019, respectively.  Lease expenses include expenses related to short-term leases and recognition of deferred gain on sale-leaseback.  Lease expense is included in Occupancy and equipment expense on the Income Statement.

The table below summarizes the maturity of remaining lease liabilities at December 31:

(in thousands)	2020
2021	$1,174
2022	1,083
2023	948
2024	840
2025	817
2026 and thereafter	2,192
Total lease payments	7,054
Less: interest	(601)
Present value of lease liabilities	$6,453

The following table presents supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,148	$882
Right-of-use assets obtained in exchange for new operating lease liabilities	$221	$7,827

The following table presents the weighted average operating lease term and discount rate at December 31:

	2020	2019
Weighted-average remaining lease term - operating leases, in years	7.23	8.01
Weighted-average discount rate - operating leases	2.43%	2.52%

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2020	2019
Undisbursed loan commitments	$189,097	$198,534
Standby letters of credit	1,731	2,455
Commitments to sell loans	1,052	1,240

	$191,880	$202,229

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2020, there were no financial standby letters of credit outstanding. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2020, there was $1,731 issued in performance standby letters of credit and the Bank carried no liability. The Bank has experienced no draws on these letters of credit and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $950 and $840 at December 31, 2020 and 2019, respectively, which is recorded in “interest payable and other liabilities” on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2020, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options. Total rental expense for all leases included in net occupancy and equipment expense amounted to approximately $1,275, $1,049, and $878 for the years ended December 31, 2020, 2019, and 2018, respectively. See Note 9 for a summary of future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year.

At December 31, 2020, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2021	$43,489
2022	7,158
2023	3,567
2024	2,307
2025	69

$56,590

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

In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the guidelines published by the Basel Committee known as the Basel III Global Regulatory Framework for Capital and Liquidity. The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis. These rules adopted by the FRB and the other federal banking agencies (the U.S. Basel III Capital Rules) replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules, in accordance with certain transition provisions.

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

In August of 2020, the federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020. The rule provides an optional, simplified measure of capital adequacy. Under the optional CBLR framework, the CBLR will be 8.5 percent through calendar year 2021 and 9 percent thereafter. The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule. At the present time, the Company and the Bank do not intend to elect to use the CBLR framework.

Management believes, as of December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject. As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2020 and 2019, respectively, as set forth in the following table (calculated in accordance with the Basel III capital rules):

	The Bank
	2020		2019		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Capital	Ratio	Ratio	Ratio
Tier 1 Leverage Capital (to Average Assets)	$141,569	8.4%	$129,237	9.9%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	141,569	16.2%	129,237	14.6%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	141,569	16.2%	129,237	14.6%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	152,535	17.5%	140,342	15.8%	8.0%	10.0%

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019.

December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$38,891	$38,891	$—	$—
Securities of U.S. government agencies and corporations	106,558	—	106,558	—
Obligations of states and political subdivisions	32,882	—	32,882	—
Collateralized mortgage obligations	73,460	—	73,460	—
Mortgage-backed securities	183,289	—	183,289	—

Total investments at fair value	$435,080	$38,891	$396,189	$—

December 31, 2019	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$43,255	$43,255	$—	$—
Securities of U.S. government agencies and corporations	53,912	—	53,912	—
Obligations of states and political subdivisions	27,031	—	27,031	—
Collateralized mortgage obligations	79,420	—	79,420	—
Mortgage-backed securities	139,279	—	139,279	—

Total investments at fair value	$342,897	$43,255	$299,642	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2020 and 2019.

December 31, 2020	Total	Level 1	Level 2	Level 3
Impaired loans	$28	$—	$—	$28
Mortgage servicing rights	1,242	—	—	1,242

Total assets at fair value	$1,270	$—	$—	$1,270

December 31, 2019	Total	Level 1	Level 2	Level 3
Impaired loans	$170	$—	$—	$170

Total assets at fair value	$170	$—	$—	$170

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2020 and 2019.

Key methods and assumptions used in measuring the fair value of impaired loans and other real estate owned as of December 31, 2020 and 2019 were as follows:

	Method	Assumption Inputs
Impaired loans	Collateral, market, income, enterprise, liquidation and discounted cash flows
External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%, or the amount and timing of cash flows based on the loan's effective interest rate.

Mortgage servicing rights	Discounted cash flows	Present value of expected future cash flows was estimated using a discount rate factor of 10.00% as of December 31, 2020. A constant prepayment rate of 20.22% as of December 31, 2020 was utilized.

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

At December 31, 2020, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan. Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy. When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are subject to impairment testing. All mortgage servicing rights are initially measured and recorded at fair value at the time loans are sold. The fair value of MSRs is determined based on the price that would be received to sell the MSRs in an orderly transaction between market participants at the measurement date. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the mortgage servicing rights, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. At December 31, 2020, the discount rate and constant prepayment rate used in measuring the fair value of the Company’s mortgage servicing rights was 10.00% and 20.22%, respectively.

The model used to calculate the fair value of the Company’s mortgage servicing rights is periodically validated. The model assumptions and the mortgage servicing rights fair value estimates are also compared to observable trades of similar portfolios as well as to mortgage servicing rights broker valuations and industry surveys, as available. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies mortgage servicing rights subjected to non-recurring fair value adjustments as Level 3.

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments for the years ended December 31, 2020 and 2019, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note).

		2020		2019
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$267,177	$267,177	$111,493	$111,493
Certificates of deposit	2	16,923	17,455	14,700	14,984
Other equity securities	3	6,480	6,480	6,574	6,574
Loans receivable:
Net loans	3	875,830	830,448	768,873	723,507
Loans held-for-sale	2	9,190	9,522	4,130	4,213
Interest receivable	2	5,099	5,099	4,295	4,295
Mortgage servicing rights	3	1,242	1,242	1,481	1,631
Financial liabilities:
Deposits	3	1,478,162	1,457,051	1,138,632	1,035,644
Interest payable	2	59	59	92	92

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument and expected exit prices.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.Changes in assumptions could significantly affect the estimates.

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

(14)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2021, payable on March 25, 2021, to shareholders of record as of February 26, 2021.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31 were computed as follows:

	(in thousands, except per share amounts)
	2020	2019	2018
Basic earnings per share:
Net income	$12,161	$14,721	$12,551

Weighted average common shares outstanding	13,462,764	13,414,705	13,382,484

Basic earnings per share	$0.90	$1.10	$0.94

Diluted earnings per share:
Net income	$12,161	$14,721	$12,551

Weighted average common shares outstanding	13,462,764	13,414,705	13,382,484

Effect of dilutive shares	120,080	164,978	185,103

Adjusted weighted average common shares outstanding	13,582,844	13,579,683	13,567,587

Diluted earnings per share	$0.90	$1.08	$0.93

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 424,476 shares, 237,495 shares, and 95,109 shares for the years ended December 31, 2020, 2019, and 2018, respectively.  Restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to  43,859 shares,  0 shares, and 0 shares for the years ended December 31, 2020, 2019, and 2018, respectively.

(15)	Stock Compensation Plans

The total number of shares authorized, number of shares outstanding, weighted average exercise prices, exercise prices and weighted average grant date fair value have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2021, payable on March 25, 2021 to shareholders of record as of February 26, 2021.

The Company has one stock option plan. Under the 2016 Stock Incentive Plan (the "Plan"), the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 50,000 total shares in any calendar year. In January 2020, the Company’s Board of Directors amended the Plan to increase the maximum number of shares of options, stock appreciation rights, restricted stock, or stock units and performance based awards that any participant may receive under the Plan in any calendar year from 25,000 to 50,000. With respect to awards granted to non-employee directors under the Plan during the term of the Plan, the total number of shares of common stock which may be issued upon exercise or settlement of such awards is 100,000 shares and no outside director may receive option grants, stock appreciation rights, restricted stock or stock units for more than 3,000 shares total in any calendar year. There are 810,949 shares authorized under the 2016 Stock Incentive Plan. The 2016 Stock Incentive Plan will terminate on March 15, 2026.

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

Stock option activity for the Company’s Stock Incentive Plan during the year ended December 31, 2020 is as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2019	446,642	$7.90
Granted	186,991	10.66
Exercised	(25,971)	4.17
Cancelled/Forfeited	—	—

Balance at December 31, 2020	607,662	$8.91

The following table presents information on stock options for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	25,971	$4.17	$122	—

Stock options outstanding and expected to vest:	607,662	$8.91	$772	6.72

Stock options vested and currently exercisable:	298,442	$7.27	$772	4.89

The weighted average grant date fair value per share of options granted during the years ended December 31 was $1.34 in 2020, $1.65 in 2019, and $2.14 in 2018.

The intrinsic value of options exercised during the years ended December 31 was $122 in 2020, $0 in 2019 and $81 in 2018.  The fair value of awards vested during the years ended December 31 was $149 in 2020, $141 in 2019 and $114 in 2018.

At December 31, 2020, the range of exercise prices for all outstanding options ranged from $3.31 to $11.26.

As of December 31, 2020, there was $320 of total unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.4 years.

For the years ended December 31, 2020, 2019, and 2018, there was $181, $150, and $140, respectively, of recognized compensation related to stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2020	2019	2018
Risk-Free Interest Rate	1.42%	2.47%	2.57%

Expected Dividend Yield	0.00%	0.00%	0.00%

Expected Life in Years	5.00	5.00	5.00

Expected Price Volatility	10.18%	11.86%	14.44%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees. The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2020:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2019	138,244	$9.26
Granted	43,769	10.61
Vested	(32,358)	6.25
Cancelled/Forfeited	(901)	10.23

Balance at December 31, 2020	148,754	$10.30

The aggregate intrinsic value of restricted stock awards vested in calendar years 2020, 2019, and 2018, was $344, $364, and $323, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31 was $10.61 in 2020, $9.87 in 2019, and $11.26 in 2018.

As of December 31, 2020, there was $709 of total unrecognized compensation related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

For the year ended December 31, 2020, 2019, and 2018, there was $374, $308, and $262, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The total number of shares authorized, number of shares purchased and stock price have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2021, payable March 25, 2021, to shareholders of record as of February 26, 2021.

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the 2016 ESPP, the Company is authorized to issue to an eligible employee shares of common stock. There are 325,543 shares authorized under the 2016 ESPP, which include authorized but unissued shares under the 2006 Amended ESPP. The 2016 ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the Plan, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent  of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period. Approximately 37 percent of eligible employees are participating in the Plan in the current participation period, which began November 24, 2020 and will end November 23, 2021.

Under the Plan, at the annual stock purchase date of November 23, 2020, there were $107 in contributions, and 13,722 shares were purchased at a price of $7.77. For the year ended December 31, 2020, 2019, and 2018, there was $19, $17, and $22, respectively, of recognized compensation related to ESPP issuances. Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

(16)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 1000 hours of service and are actively employed on the last day of the plan year are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $1,786, $2,230 and $2,104 in 2020, 2019, and 2018, respectively. The profit sharing plan also has a 401(k) feature that allows employees to contribute to the profit sharing plan, even if they are not eligible for a contribution from the Bank. An employee is eligible to make contributions through the 401(k) feature on the 1st of the month following 90 days of employment.

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

The Bank uses a December 31, measurement date for these plans.

	For the Year Ended December 31,
	2020	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$5,871	$5,322	$5,419
Service cost	256	213	174
Interest cost	180	221	185
Plan loss (gain)	1,092	387	(184)
Benefits Paid	(272)	(272)	(272)
Benefit obligation at end of year	$7,127	$5,871	$5,322

Change in plan assets
Employer Contribution	$272	$272	$272
Benefits Paid	(272)	(272)	(272)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(7,127)	$(5,871)	$(5,322)
Unrecognized net plan loss	2,919	1,943	1,643
Unrecognized prior service cost	35	37	39
Net amount recognized	$(4,173)	$(3,891)	$(3,640)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(7,127)	$(5,871)	$(5,322)
Accumulated other comprehensive loss	2,954	1,980	1,682
Net amount recognized	$(4,173)	$(3,891)	$(3,640)

The Company expects to recognize approximately $207 of the unrecognized net actuarial loss and prior service cost as a component of net periodic benefit cost in 2021.

	For the Year Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost
Service cost	$256	$213	$174
Interest cost	180	221	185
Amortization of prior service cost	2	2	2
Recognized actuarial loss	115	87	101
Net periodic benefit cost	553	523	462

Additional Information
Minimum benefit obligation at year end	$7,127	$5,871	$5,322
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$974	$298	$(287)

Assumptions used to determine benefit obligations at December 31	2020	2019	2018
Discount rate used to determine net periodic benefit cost for years ended December 31	3.00%	4.10%	3.40%

Discount rate used to determine benefit obligations at December 31	2.30%	3.00%	4.10%

Future salary increases	6.20%	5.70%	5.70%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $272 in benefit payments during fiscal 2021. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2021	$276
2022	332
2023	332
2024	332
2025	394
2026-2030	1,733

Disclosure of settlements and curtailments:

There were no events during fiscal 2021 that would constitute a curtailment or settlement.

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

The Bank uses a December 31 measurement date for the Directors’ Retirement Plan.

	For the Year Ended December 31,
	2020	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$820	$787	$856
Service cost	—	2	12
Interest cost	19	28	25
Plan loss (gain)	52	63	(37)
Benefits paid	(60)	(60)	(69)
Benefit obligation at end of year	$831	$820	$787

Change in plan assets
Employer contribution	$60	$60	$69
Benefits paid	(60)	(60)	(69)
Fair value of plan assets at end of year	$—	$—	$—

Reconciliation of funded status
Funded status	$(831)	$(820)	$(787)
Unrecognized net plan gain	74	22	(40)
Net amount recognized	$(757)	$(798)	$(827)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(831)	$(820)	$(787)
Accumulated other comprehensive loss (income)	74	22	(40)
Net amount recognized	$(757)	$(798)	$(827)

	For the Year Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost
Service cost	$—	$2	$12
Interest cost	19	28	25
Recognized actuarial gain	—	—	—
Net periodic benefit cost	19	30	37

Additional Information
Minimum benefit obligation at year end	$831	$820	$787
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$52	$62	$(36)

Assumptions used to determine benefit obligations at December 31	2020	2019	2018
Discount rate used to determine net periodic benefit cost for years ended December 31	2.40%	3.70%	3.00%

Discount rate used to determine benefit obligations at December 31	1.30%	2.40%	3.70%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $60 in benefit payments during fiscal 2021. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2021	$75
2022	76
2023	75
2024	75
2025	74
2026-2030	345

Disclosure of settlements and curtailments:

There were no events during fiscal 2021 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2020 and 2019 totaled $2,682 and $2,614, respectively. The increase in accrued liability for the 2001 Executive Deferral Plan totaled $9 and $12 during the years ended December 31, 2020 and 2019, respectively. The expenses for the 2001 Executive Deferral Plan for the years ended December 31, 2020, 2019, and 2018 totaled $9, $12, and $12, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of director's fees. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2020 and 2019 totaled $148 and $144, respectively. The increase in accrued liability for the 2001 Director Deferral Plan totaled $1 during each of the years ended December 31, 2020 and 2019. The expenses for the 2001 Director Deferral Plan totaled $1 for each of the years ended December 31, 2020, 2019, and 2018.

(18)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2020	2019	2018
Current:
Federal	$3,689	$3,056	$3,654
State	2,241	2,164	2,300

	5,930	5,220	5,954
Deferred:
Federal	(929)	472	(711)
State	(500)	(22)	(499)

	(1,429)	450	(1,210)

	$4,501	$5,670	$4,744

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 consisted of:

	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,838	$3,901
Deferred compensation	101	108
Retirement compensation	1,456	1,378
Stock option compensation	256	181
Postretirement benefits	871	576
Current state franchise taxes	467	457
Non-accrual interest	484	11
Sale-leaseback	51	75
Lease liability	1,900	2,212
Other	252	160

Deferred tax assets	10,676	9,059

Deferred tax liabilities:
Fixed assets depreciation	1,357	1,455
FHLB dividends	184	187
Tax credit – loss on pass-through	499	210
Deferred loan costs	823	780
Mortgage servicing rights	143	164
Investment securities unrealized gain	2,903	630
Right of Use Asset	1,748	2,058
Other	89	94

Total deferred tax liabilities	7,746	5,578

Net deferred tax assets (see Note 7)	$2,930	$3,481

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2020, the Company had no state net operating loss carry forwards and no federal tax credit carry forwards.

A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31 is as follows:

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%

Increase (decrease) in tax rate due to:
State franchise tax, net of federal benefit	8.3%	8.3%	8.2%
Reduction for tax exempt interest	(1.7)%	(1.2)%	(0.8)%
Cash surrender value of life insurance	(0.6)%	(0.5)%	(0.5)%
Other tax credits	0.0%	(0.1)%	(0.5)%
Other	0.1%	0.3%	0.0%

Effective income tax rate	27.1%	27.8%	27.4%

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2020 and 2019.  The Company recognized no changes in unrecognized tax benefits during 2020 and 2019 due to the expiration of a statute of limitations.  The Company had no significant uncertain tax positions as of December 31, 2020 and December 31, 2019.  The Company does not currently anticipate any significant increase or decrease in unrecognized tax benefits during 2021.

The Company classifies interest and penalties as a component of the provision for income taxes. At December 31, 2020, there were no unrecognized interest and penalties. The tax years ended December 31, 2019, 2018 and 2017 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2019, 2018, 2017 and 2016 remain subject to examination by the California Franchise Tax Board. The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2020, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.

(19)	Accumulated Other Comprehensive Income/(Loss)

The following table details activity in accumulated other comprehensive income (loss) for the year ended December 31, 2020.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2019	$1,561	$(1,411)	$(16)	$134
Current period other comprehensive income (loss), net of tax	5,635	(694)	(37)	4,904
Balance as of December 31, 2020	$7,196	$(2,105)	$(53)	$5,038

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2019.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)
Current period other comprehensive income (loss), net of tax	5,428	(213)	(45)	5,170
Balance as of December 31, 2019	$1,561	$(1,411)	$(16)	$134

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2018.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2017	$(2,997)	$(1,403)	$3	$(4,397)
Current period other comprehensive (loss) income, net of tax	(870)	205	26	(639)
Balance as of December 31, 2018	$(3,867)	$(1,198)	$29	$(5,036)

(20)	Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,517	$1,841	$1,266
Income taxes	5,400	4,560	4,105

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	7,016	6,610	6,046
Fair value adjustment of securities available for sale, net of tax of $2,273, $2,188, and $(349) for the years ended December 31, 2020, 2019, and 2018, respectively	5,635	5,428	(870)
Loans held-for-investment transferred to other real estate owned	—	—	1,092
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	221	7,827	—

(21)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2020	2019
Assets
Cash	$4,049	$3,544
Investment in wholly-owned subsidiary	146,608	129,371

Total assets	$150,657	$132,915
Liabilities and stockholders’ equity
Liabilities	—	—
Stockholders’ equity	150,657	132,915

Total liabilities and stockholders’ equity	$150,657	$132,915

Statements of Income	2020	2019	2018
Dividends from subsidiary	$—	$—	$—
Other operating expenses	(242)	(247)	(226)
Income tax benefit	70	73	66
Loss before undistributed earnings of subsidiary	(172)	(174)	(160)
Equity in undistributed earnings of subsidiary	12,333	14,895	12,711

Net income	$12,161	$14,721	$12,551

Statements of Cash Flows	2020	2019	2018
Net income	$12,161	$14,721	$12,551
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	574	475	424
Equity in undistributed earnings of subsidiary	(12,333)	(14,895)	(12,711)

Net cash provided by operating activities	402	301	264

Cash flows from financing activities:
Common stock issued	111	96	91
Cash in lieu of fractional shares	(8)	(8)	(10)

Net cash provided by financing activities	103	88	81

Net change in cash	505	389	345

Cash at beginning of year	3,544	3,155	2,810

Cash at end of year	$4,049	$3,544	$3,155

(22)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $7,093, $4,542 and $5,186 at December 31, 2020, 2019, and 2018, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2020	2019	2018
Outstanding balance, beginning of year	$3,113	$1,729	$2,472
Credit granted	1,662	2,178	1,682
Repayments / Reductions	(811)	(794)	(2,425)

Outstanding balance, end of year	$3,964	$3,113	$1,729

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2021 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” and “Nomination and Election of Directors.”  Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act.  To the extent disclosure for delinquent reports is being made, it can be found in, and is incorporated herein by reference to, the section of the Company’s proxy statement for its 2021 Annual Meeting of Shareholders entitled “Delinquent Section 16(a) Reports”.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2021 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2021 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2020.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2021, payable on March 25, 2021 to shareholders of record as of February 26, 2021.  The plans included in this table are the Company’s 2006 Stock Incentive Plan and 2016 Stock Incentive Plan.  See "Stock Compensation Plans" in Note 15 of Notes to Consolidated Financial Statements included in this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted- average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	607,662	$8.91	148,754	$10.30	131,196
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	607,662	$8.91	148,754	$10.30	131,196

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2021 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2021 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

(a)(3) Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
Exhibit Number

3.1	Amended Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report for the year ended December 31, 2018

3.2	Amended and Restated Bylaws of the Company (as amended) – incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report for the year ended December 31, 2018

4.1	Description of the Registrant’s Common Stock – incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report for the year ended December 31, 2019

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

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

10.20
First Northern Community Bancorp 2006 Stock Option Plan Forms “Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report for the year ended December 31, 2009  *

10.21
First Northern Community Bancorp 2006 Stock Incentive Plan “Restricted Stock Agreement – incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 *

10.22
Employment Agreement for Jeremiah Z. Smith, Executive Vice President and Chief Financial Officer - incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012*

10.23
Employment Agreement for Patrick S. Day, Executive Vice President and Chief Credit Officer - incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012*

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

10.35	Amended 2016 Stock Incentive Plan - provided herewith

21	Subsidiary of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – provided herewith

32.1**	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2**	Section 1350 Certification of the Chief Financial Officer – provided herewith

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the twelve months ended December 31, 2020, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan, contract, or arrangement.

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2021.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 5, 2021
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Senior Executive Vice President/Chief Operating Officer	March 5, 2021
Jeremiah Z. Smith	(Principal Operating Officer)

/s/ Kevin Spink	Executive Vice President/Chief Financial Officer	March 5, 2021
Kevin Spink	(Principal Financial Officerand Principal Accounting Officer)

/s/ PATRICK R. BRADY	Director	March 5, 2021
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director	March 5, 2021
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Vice Chairman of the Board	March 5, 2021
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 5, 2021
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director and Chairman of the Board	March 5, 2021
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 5, 2021
Foy S. McNaughton

/s/ SEAN P. QUINN	Director	March 5, 2021
Sean P. Quinn

/s/ DANIEL F. RAMOS	Director	March 5, 2021
Daniel F. Ramos

/s/ MARK C. SCHULZE	Director	March 5, 2021
Mark C. Schulze