Form 10-K/A
period 2020-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2021-03-19
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____ _____
FORM 10-K/A
(Amendment No. 1)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020
OR
□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number 000-30707
First Northern Community Bancorp
(Exact name of Registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N. First St., Dixon, CA	95620
(Address of principal executive offices)	(Zip Code)

707-678-3041
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbols(s)	Name of each exchange on which registered
None	Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes □	No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes □	No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ⌧	No ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ⌧	No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer □	Accelerated filer □	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company □		(Do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □	No ⌧

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC) on March 8, 2021 (the “Original Form 10-K”), solely to correct an inadvertent error in the content of Exhibit 23.1, Consent of Independent Registered Public Accounting Firm (the “Consent”). The Consent in the Original Form 10-K incorrectly included consent to the effectiveness of internal control over financial reporting as of December 31, 2020.  On March 12, 2020, the SEC adopted amendments to the accelerated filer and large accelerated filer definitions.  Because the Company no longer meets the accelerated filer definition, auditor attestation over internal control over financial reporting is no longer required.  A corrected Consent is filed as an exhibit attached hereto.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

Other than the correction to the Consent, no other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. This Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements:

Reference is made to the Index to Financial Statements under Item 8 in Part II of this Form 10-K.*

(a)(2) Financial Statement Schedules:

All schedules to the Company’s Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or accompanying notes.*

(a)(3) Exhibits:

See the Exhibit Index immediately following the signature page of this report.
* Previously filed with our Original Form 10-K, filed with the SEC on March 8, 2021, which is being amended hereby. There are no financial statements included in this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2021.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Kevin Spink

Kevin Spink
Executive Vice President/Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – provided herewith