Form 10-Q
period 2021-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2021-05-07
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock outstanding as of May 3, 2021 was 13,683,085.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2021	December 31, 2020

Assets

Cash and cash equivalents	$294,429	$267,177
Certificates of deposit	14,718	16,923
Investment securities – available-for-sale	466,046	435,080
Loans, net of allowance for loan losses of $15,713 at March 31, 2021 and $15,416 at December 31, 2020	942,404	875,830
Loans held-for-sale	8,406	9,190
Stock in Federal Home Loan Bank and other equity securities, at cost	6,480	6,480
Premises and equipment, net	6,465	6,513
Interest receivable and other assets	41,033	38,183

Total Assets	$1,779,981	$1,655,376

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$707,605	$645,538
Interest-bearing transaction deposits	409,194	390,126
Savings and MMDA’s	431,725	385,908
Time, $250,000 or less	43,594	41,947
Time, over $250,000	14,919	14,643
Total deposits	1,607,037	1,478,162

Federal Home Loan Bank advances	5,000	5,000
Interest payable and other liabilities	18,145	21,557

Total Liabilities	1,630,182	1,504,719

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, no par value; 16,000,000 shares authorized; 13,680,085 shares issued and outstanding at March 31, 2021 and 13,634,463 shares issued and outstanding at December 31, 2020	108,000	107,527
Additional paid-in capital	977	977
Retained earnings	39,956	37,115
Accumulated other comprehensive income, net	866	5,038
Total Stockholders’ Equity	149,799	150,657

Total Liabilities and Stockholders’ Equity	$1,779,981	$1,655,376

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended March 31, 2021	Three months ended March 31, 2020
Interest and dividend income:
Loans	$9,237	$9,235
Due from banks interest bearing accounts	148	533
Investment securities
Taxable	1,486	1,757
Non-taxable	143	100
Other earning assets	82	124
Total interest and dividend income	11,096	11,749
Interest expense:
Deposits	224	518
Total interest expense	224	518
Net interest income	10,872	11,231
Provision for loan losses	300	650
Net interest income after provision for loan losses	10,572	10,581
Non-interest income:
Service charges on deposit accounts	360	436
Gains on sales of loans held-for-sale	639	164
Investment and brokerage services income	144	158
Mortgage brokerage income	-	35
Loan servicing income	355	123
Debit card income	599	500
(Losses) gains on sales/calls of available-for-sale securities	(10)	38
Other income	203	195
Total non-interest income	2,290	1,649
Non-interest expenses:
Salaries and employee benefits	5,639	5,752
Occupancy and equipment	827	895
Data processing	791	615
Stationery and supplies	57	79
Advertising	66	70
Directors’ fees	38	44
Other expense	1,083	1,115
Total non-interest expenses	8,501	8,570
Income before provision for income taxes	4,361	3,660
Provision for income taxes	1,183	981

Net income	$3,178	$2,679

Basic earnings per common share	$0.24	$0.20
Diluted earnings per common share	$0.23	$0.20

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020
Net income	$3,178	$2,679
Other comprehensive (loss) income, net of tax:
Unrealized holding(losses) gains on securities:
Unrealized holding (losses) gains arising during the period, net of tax effect of $(1,687) and $2,055 for the three-month periods ended March 31, 2021 and March 31, 2020, respectively	(4,179)	5,096
Less: reclassification adjustment due to losses (gains) realized on sales of securities, net of tax effect of $3 and $(11) for the three-month periods ended March 31, 2021 and March 31, 2020, respectively	7	(27)
Other comprehensive (loss) income	$(4,172)	$5,069
Comprehensive (loss) income	$(994)	$7,748

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2019	12,919,132	$100,187	$977	$31,617	$134	$132,915
Net income				2,679		2,679
Other comprehensive income, net of tax					5,069	5,069
Stock dividend adjustment	1,310	348		(348)		—
Cash in lieu of fractional shares	(166)			(8)		(8)
Stock-based compensation		134				134
Common shares issued related to restricted stock grants, net of reversals	38,224	—				—
Stock options exercised, net	10,067	4				4
Balance at March 31, 2020	12,968,567	$100,673	$977	$33,940	$5,203	$140,793

Balance at December 31, 2020	13,634,463	$107,527	$977	$37,115	$5,038	$150,657
Net income				3,178		3,178
Other comprehensive loss, net of tax					(4,172)	(4,172)
Stock dividend adjustment	1,282	329		(329)		—
Cash in lieu of fractional shares	(168)			(8)		(8)
Stock-based compensation		144				144
Common shares issued related to restricted stock grants	38,400	—				—
Stock options exercised, net	6,108	—				—
Balance at March 31, 2021	13,680,085	$108,000	$977	$39,956	$866	$149,799

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash Flows From Operating Activities
Net income	$3,178	$2,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	188	239
Accretion and amortization of investment securities premiums and discounts, net	845	404
Valuation adjustment on mortgage servicing rights	(123)	—
Increase in deferred loan origination fees and costs, net	2,357	22
Provision for loan losses	300	650
Stock-based compensation	144	134
Losses (gains) on sales/calls of available-for-sale securities	10	(38)
Amortization of operating lease right-of-use asset	251	254
Gain on sales of loans held-for-sale	(639)	(164)
Proceeds from sales of loans held-for-sale	22,165	7,870
Originations of loans held-for-sale	(22,507)	(10,040)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(1,294)	(4,908)
Net decrease in interest payable and other liabilities	(3,412)	(2,671)
Net cash used in operating activities	1,463	(5,569)

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	5,750	9,700
Proceeds from sales of available-for-sale securities	3,643	10,344
Principal repayments on available-for-sale securities	19,984	14,333
Purchase of available-for-sale securities	(67,054)	(39,683)
Net decrease (increase) in certificates of deposit	2,205	(10,045)
Net (increase) decrease in loans	(67,466)	9,943
Purchases of premises and equipment	(140)	(49)
Net cash used in investing activities	(103,078)	(5,457)

Cash Flows From Financing Activities
Net increase in deposits	128,875	43,398
Cash dividends paid in lieu of fractional shares	(8)	(8)
Stock options exercised	-	4
Net cash provided by financing activities	128,867	43,394

Net increase in Cash and Cash Equivalents	27,252	32,368
Cash and Cash Equivalents, beginning of period	267,177	111,493
Cash and Cash Equivalents, end of period	$294,429	$143,861

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$219	$517
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,636	$7,016
Unrealized holding (losses) gains on available for sale securities, net of taxes	$(4,172)	$5,069
Transfer of loans held-for-sale to loans held-for-investment	$1,765	—

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 and December 31, 2020

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the December 31, 2020 footnotes to conform to the classifications used in March 31, 2021.  There was no impact to net income, earnings per share, or stockholders’ equity as a result of the reclassifications.

2.	ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such the accounting area that could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses is included in the “Asset Quality” and “Allowance for Loan Losses” discussions below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Index
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

The Bank has continued to actively assist its communities by providing temporary loan relief under Section 4013 of the CARES Act. This relief included loan modifications which include forbearance programs (both full payment deferrals and interest only payments) to customers who have been negatively impacted by the pandemic. For loans that have been provided temporary full payment deferrals, the Bank has made a policy election to cease recognition of interest income during the term of the payment deferrals (generally three to six months). Upon completion of the forbearance period, the foregone interest over the deferral period is capitalized as deferred interest and recognized as an adjustment to the effective interest rate over the life of the loan using the effective yield method.  Loans that were provided interest only payment relief will continue to accrue interest over the interest only period provided that the loans continue to perform as agreed. This policy election does not impact the Bank’s existing policies regarding non-accrual determinations if reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal regardless of whether a loan was modified under Section 4013 of the CARES Act.  On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19, made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  The Bank elected not to classify modifications that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

In March 2020, the FASB issued ASU 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).  This ASU adds an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to the FASB Codification Topic 326. This ASU also updates the SEC section of the Codification for the change in the effective date of Topic 842.  This ASU is effective upon addition to the FASB Codification.  The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) is effective on January 1, 2023 for smaller reporting companies with less than $250 million in public float as defined in the SEC’s rules (such as the Company).  While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of the Company’s loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform.  This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform.  This ASU is effective for all entities as of March 12, 2020 through December 31, 2022.  The Company is in the process of evaluating the provisions of this ASU, but does not expect it to have a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope.  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.  An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued.   An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company is in the process of evaluating the provisions of this ASU, but does not expect it to have a material impact on the Company’s consolidated financial statements.

Index
3.	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2021 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$47,264	$820	$(155)	$47,929
Securities of U.S. government agencies and corporations	106,427	934	(2,129)	105,232
Obligations of states and political subdivisions	29,891	1,407	(207)	31,091
Collateralized mortgage obligations	74,735	1,796	(219)	76,312
Mortgage-backed securities	203,486	3,486	(1,490)	205,482
Total debt securities	$461,803	$8,443	$(4,200)	$466,046

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

The Company had $9,393,000 and $20,044,000 proceeds from sales, calls and maturities of available-for-sale securities for the three months ended March 31, 2021 and March 31, 2020, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $25,000 and $84,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.  Gross realized losses on sales of available-for-sale securities were $35,000 and $46,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

The amortized cost and estimated fair value of debt and other securities at March 31, 2021, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$17,585	$17,746
Due after one year through five years	82,350	83,346
Due after five years through ten years	65,385	64,322
Due after ten years	18,262	18,838
Subtotal	183,582	184,252
MBS & CMO	278,221	281,794
Total	$461,803	$466,046

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

Index
An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2021, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury Securities	19,774	(155)	—	—	19,774	(155)
Securities of U.S. government agencies and corporations	$71,221	$(2,129)	$—	$—	$71,221	$(2,129)
Obligations of states and political subdivisions	8,336	(207)	—	—	8,336	(207)
Collateralized Mortgage obligations	11,024	(219)	—	—	11,024	(219)
Mortgage-backed securities	93,314	(1,490)	—	—	93,314	(1,490)
Total	$203,669	$(4,200)	$—	$—	$203,669	$(4,200)

No decline in value was considered “other-than-temporary” during the first three months of 2021.  Ninety-three securities, all considered investment grade, which had an aggregate fair value of $203,669,000 and a total unrealized loss of $4,200,000 have been in an unrealized loss position for less than twelve months as of March 31, 2021.  No securities have been in an unrealized loss position for more than twelve months as of March 31, 2021.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of March 31, 2021.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.  The coronavirus pandemic and the impact of governmental health measures in response thereto may increase the likelihood of such other than temporary impairments.

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

Investment securities carried at $40,372,000 and $41,916,000 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS

The composition of the Company’s loan portfolio, by loan class, as of March 31, 2021 and December 31, 2020 was as follows:

($ in thousands)	March 31, 2021	December 31, 2020

Commercial	$293,148	$255,926
Commercial Real Estate	496,848	454,053
Agriculture	79,955	95,048
Residential Mortgage	71,112	64,497
Residential Construction	2,662	4,223
Consumer	18,717	19,467
	962,442	893,214
Allowance for loan losses	(15,713)	(15,416)
Net deferred origination fees and costs	(4,325)	(1,968)
Loans, net	$942,404	$875,830

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

Index
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

As of March 31, 2021, approximately 30% in principal amount of the Company’s loans were for general commercial uses, including professional, retail and small businesses. Approximately 52% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans. Approximately 8% in principal amount of the Company’s loans were for agriculture, approximately 7% in principal amount of the Company’s loans were residential mortgage loans, approximately 1% in principal amount of the Company’s loans were residential construction loans and approximately 2% in principal amount of the Company’s loans were consumer loans.

Once a loan becomes delinquent or repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment. If this is not forthcoming and payment of principal and interest in accordance with the contractual terms of the loan agreement becomes unlikely, the Company will consider the loan to be impaired and will estimate its probable loss, using the present value of future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. For collateral dependent loans, the Company will utilize a recent valuation of the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount. Depending on the length of time until final collection, the Company may periodically revalue the estimated loss and take additional charge-offs or specific reserves as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values. Final charge-offs or recoveries are taken when the collateral is liquidated and the actual loss is confirmed. Unpaid balances on loans after or during collection and liquidation may also be pursued through legal action and attachment of wages or judgment liens on the borrower’s other assets.

At March 31, 2021 and December 31, 2020, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”).

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of March 31, 2021 and December 31, 2020, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
March 31, 2021
Commercial	$292,494	$370	$—	$—	$284	$293,148
Commercial Real Estate	490,045	—	—	—	6,803	496,848
Agriculture	70,825	—	—	—	9,130	79,955
Residential Mortgage	70,740	224	—	—	148	71,112
Residential Construction	2,662	—	—	—	—	2,662
Consumer	18,030	—	—	—	687	18,717
Total	$944,796	$594	$—	$—	$17,052	$962,442

December 31, 2020
Commercial	$255,563	$—	$—	$—	$363	$255,926
Commercial Real Estate	449,178	—	—	—	4,875	454,053
Agriculture	85,918	—	—	—	9,130	95,048
Residential Mortgage	64,344	—	—	—	153	64,497
Residential Construction	4,223	—	—	—	—	4,223
Consumer	18,777	—	—	—	690	19,467
Total	$878,003	$—	$—	$—	$15,211	$893,214

Non-accrual loans amounted to $17,052,000 at March 31, 2021 and were comprised of three commercial loans totaling $284,000, four commercial real estate loans totaling $6,803,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $148,000 and four consumer loans totaling $687,000. Non-accrual loans amounted to $15,211,000 at December 31, 2020 and were comprised of four commercial loans totaling $363,000, three commercial real estate loans totaling $4,875,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $153,000 and five consumer loans totaling $690,000. All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral, if the loan is collateral dependent. If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral. There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at March 31, 2021. Loans with deferrals granted under Section 4013 of the CARES Act are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period. See Note 2 for discussion on policy election on loan modifications under Section 4013 of the CARES Act.

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

Impaired loans, segregated by loan class, as of March 31, 2021 and December 31, 2020 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2021
Commercial	$335	$284	$—	$284	$—
Commercial Real Estate	7,158	6,803	—	6,803	—
Agriculture	9,189	1,365	7,765	9,130	3,964
Residential Mortgage	1,035	148	876	1,024	155
Residential Construction	255	—	255	255	4
Consumer	771	687	64	751	1
Total	$18,743	$9,287	$8,960	$18,247	$4,124

December 31, 2020
Commercial	$1,087	$363	$661	$1,024	$11
Commercial Real Estate	5,146	4,875	—	4,875	—
Agriculture	9,189	1,365	7,765	9,130	2,093
Residential Mortgage	1,046	153	883	1,036	159
Residential Construction	684	—	652	652	83
Consumer	773	690	64	754	1
Total	$17,925	$7,446	$10,025	$17,471	$2,347

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended March 31, 2021 and March 31, 2020 was as follows:

($ in thousands)	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$654	$1	$1,557	$21
Commercial Real Estate	5,839	—	735	4
Agriculture	9,130	—	—	—
Residential Mortgage	1,030	8	1,079	9
Residential Construction	453	4	686	9
Consumer	753	1	332	1
Total	$17,859	$14	$4,389	$44

Index
Troubled Debt Restructurings

The Company’s loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), which are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties and, as a result, the Company receives less than the current market-based compensation for the loan. These concessions may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are placed on non-accrual status at the time of restructure and may be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

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

The Company had $1,195,000 and $2,325,000 in TDR loans as of March 31, 2021 and December 31, 2020, respectively. Specific reserves for TDR loans totaled $160,000 and $253,000 as of March 31, 2021 and December 31, 2020, respectively.  TDR loans performing in compliance with modified terms totaled $1,195,000 and $2,260,000 as of March 31, 2021 and December 31, 2020, respectively.  There were no commitments to advance additional funds on existing TDR loans as of March 31, 2021.

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

There were no loans modified as TDRs during the three-month periods ended March 31, 2021 and 2020.

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance. There were no loans modified as a TDR within the previous twelve months and for which there was a payment default during the three months ended March 31, 2021 and March 31, 2020.

Index
Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company. Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table presents the risk ratings by loan class as of March 31, 2021 and December 31, 2020:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2021
Commercial	$282,088	$9,985	$1,075	$—	$—	$293,148
Commercial Real Estate	479,879	4,189	12,780	—	—	496,848
Agriculture	68,576	—	3,614	7,765	—	79,955
Residential Mortgage	70,648	—	464	—	—	71,112
Residential Construction	2,662	—	—	—	—	2,662
Consumer	17,950	—	767	—	—	18,717
Total	$921,803	$14,174	$18,700	$7,765	$—	$962,442

December 31, 2020
Commercial	$244,327	$10,731	$868	$—	$—	$255,926
Commercial Real Estate	431,381	9,255	13,417	—	—	454,053
Agriculture	83,493	—	11,555	—	—	95,048
Residential Mortgage	64,018	—	479	—	—	64,497
Residential Construction	4,223	—	—	—	—	4,223
Consumer	18,697	—	770	—	—	19,467
Total	$846,139	$19,986	$27,089	$—	$—	$893,214

Index
Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment by loan class for the three months ended March 31, 2021 and March 31, 2020:

Three months ended March 31, 2021
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416
Provision for (reversal of) loan losses	(779)	(354)	1,337	45	(91)	(30)	172	300

Charge-offs	(13)	—	—	—	—	(3)	—	(16)
Recoveries	8	—	—	—	—	5	—	13
Net charge-offs	(5)	—	—	—	—	2	—	(3)
Balance as of March 31, 2021	$1,468	$7,561	$5,171	$680	$37	$186	$610	$15,713
Period-end amount allocated to:
Loans individually evaluated for impairment	—	—	3,964	155	4	1	—	4,124
Loans collectively evaluated for impairment	1,468	7,561	1,207	525	33	185	610	11,589
Balance as of March 31, 2021	$1,468	$7,561	$5,171	$680	$37	$186	$610	$15,713

Three months ended March 31, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Provision for (reversal of) loan losses	386	560	(266)	70	59	18	(177)	650

Charge-offs	(145)	—	—	—	—	(9)	—	(154)
Recoveries	11	—	—	—	—	6	—	17
Net charge-offs	(134)	—	—	—	—	(3)	—	(137)
Balance as of March 31, 2020	$2,606	$7,406	$1,788	$536	$260	$251	$22	$12,869
Period-end amount allocated to:
Loans individually evaluated for impairment	21	19	—	168	49	2	—	259
Loans collectively evaluated for impairment	2,585	7,387	1,788	368	211	249	22	12,610
Balance as of March 31, 2020	$2,606	$7,406	$1,788	$536	$260	$251	$22	$12,869

Index
The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment by loan class as of and for the period ended December 31, 2020.

Year ended December 31, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Provision for (reversal of) loan losses	(91)	1,069	1,780	169	(73)	(43)	239	3,050

Charge-offs	(212)	—	—	—	—	(15)	—	(227)
Recoveries	201	—	—	—	—	36	—	237
Net recoveries	(11)	—	—	—	—	21	—	10
Ending Balance	2,252	7,915	3,834	635	128	214	438	15,416
Period-end amount allocated to:
Loans individually evaluated for impairment	11	—	2,093	159	83	1	—	2,347
Loans collectively evaluated for impairment	2,241	7,915	1,741	476	45	213	438	13,069
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416

The Company’s investment in loans as of March 31, 2021, March 31, 2020, and December 31, 2020 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2021
Loans individually evaluated for impairment	$284	$6,803	$9,130	$1,024	$255	$751	$18,247
Loans collectively evaluated for impairment	292,864	490,045	70,825	70,088	2,407	17,966	944,195
Ending Balance	$293,148	$496,848	$79,955	$71,112	$2,662	$18,717	$962,442

March 31, 2020
Loans individually evaluated for impairment	$1,462	$756	$—	$1,075	$681	$330	$4,304
Loans collectively evaluated for impairment	111,884	451,855	94,303	65,109	18,405	24,705	766,261
Ending Balance	$113,346	$452,611	$94,303	$66,184	$19,086	$25,035	$770,565

December 31, 2020
Loans individually evaluated for impairment	$1,024	$4,875	$9,130	$1,036	$652	$754	$17,471
Loans collectively evaluated for impairment	254,902	449,178	85,918	63,461	3,571	18,713	875,743
Ending Balance	$255,926	$454,053	$95,048	$64,497	$4,223	$19,467	$893,214

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2021 for cash proceeds equal to the fair value of the loans. At March 31, 2021, and December 31, 2020, the Company serviced real estate mortgage loans for others totaling $207,204,000 and $206,208,000, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020

Constant prepayment rate	16.33%	20.22%
Discount rate	10.00%	10.00%
Weighted average life (years)	4.79	3.96

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2021 and December 31, 2020.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2020	Additions	Reductions	March 31, 2021

Mortgage servicing rights	$1,628	$206	$(108)	$1,726
Valuation allowance	(386)	—	123	(263)
Mortgage servicing rights, net of valuation allowance	$1,242	$206	$15	$1,463

At March 31, 2021 and December 31, 2020, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,463,000 and $1,242,000, respectively.  The changes in fair value of mortgage servicing rights during 2021 was primarily due to changes in prepayment speeds.

The Company received contractually specified servicing fees of $134,000 and $131,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.  Contractually specified servicing fees are included in loan servicing income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights asset.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

	(in thousands)
March 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$47,929	$47,929	$—	$—
Securities of U.S. government agencies and corporations	105,232	—	105,232	—
Obligations of states and political subdivisions	31,091	—	31,091	—
Collateralized mortgage obligations	76,312	—	76,312	—
Mortgage-backed securities	205,482	—	205,482	—
Total investments at fair value	$466,046	$47,929	$418,117	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	(in thousands)
December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$38,891	$38,891	$—	$—
Securities of U.S. government agencies and corporations	106,558	—	106,558	—
Obligations of states and political subdivisions	32,882	—	32,882	—
Collateralized mortgage obligations	73,460	—	73,460	—
Mortgage-backed securities	183,289	—	183,289	—
Total investments at fair value	$435,080	$38,891	$396,189	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

(in thousands)
March 31, 2021	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$3,867	$—	$—	$3,867
Mortgage servicing rights	1,463	—	—	1,463
Total assets at fair value	$5,330	$—	$—	$5,330

(in thousands)
December 31, 2020	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$5,700	$—	$—	$5,700
Mortgage servicing rights	1,242	—	—	1,242
Total assets at fair value	$6,942	$—	$—	$6,942

There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2021 and December 31, 2020.

Key methods and assumptions used in measuring the fair value of impaired loans as of March 31, 2021 and December 31, 2020 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, and liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, and selling costs generally ranging from 6% to 10%.

Mortgage servicing rights	Discounted cash flows
Present value of expected future cash flows was estimated using a discount rate factor of 10.00% as of March 31, 2021 and December 31, 2020.  A constant prepayment rate of 16.33% and 20.22% as of March 31, 2021 and December 31, 2020, respectively, was utilized.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the Company measures impairment.  The fair value of impaired loans is estimated using one of several methods, including the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Those impaired loans not requiring charge-off or specific allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

At March 31, 2021, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan.  Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Index
Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are subject to impairment testing. All mortgage servicing rights are initially measured and recorded at fair value at the time loans are sold. The fair value of MSRs is determined based on the price that would be received to sell the MSRs in an orderly transaction between market participants at the measurement date. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the mortgage servicing rights, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. At March 31, 2021, the discount rate and constant prepayment rate used in measuring the fair value of the Company’s mortgage servicing rights was 10.00% and 16.33%, respectively.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2021 and December 31, 2020 were approximately as follows:

		March 31, 2021		December 31, 2020
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$294,429	$294,429	$267,177	$267,177
Certificates of deposit	2	14,718	15,147	16,923	17,455
Stock in Federal Home Loan Bank and other equity securities	3	6,480	6,480	6,480	6,480
Loans receivable:
Net loans	3	942,404	890,520	875,830	830,448
Loans held-for-sale	2	8,406	8,467	9,190	9,522
Interest receivable	2	4,848	4,848	5,099	5,099
Mortgage servicing rights	3	1,463	1,463	1,242	1,242
Financial liabilities:
Deposits	3	1,607,037	1,588,013	1,478,162	1,457,051
Federal Home Loan Bank advances	2	5,000	4,999	5,000	4,996
Interest payable	2	64	64	59	59

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2021	December 31, 2020

Undisbursed loan commitments	$207,589	$189,097
Standby letters of credit	2,878	1,731
Commitments to sell loans	3,430	1,052
	$213,897	$191,880

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2021 and December 31, 2020, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,878,000 and $1,731,000 at March 31, 2021 and December 31, 2020, respectively.  The Bank has experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $750,000 and $950,000 at March 31, 2021 and December 31, 2020, respectively, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2021 and December 31, 2020, the Company had no off-balance sheet derivatives requiring additional disclosure.

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

On January 27, 2021, the Board of Directors of the Company declared a 5% stock dividend paid on March 25, 2021 to shareholders of record as of February 26, 2021. All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	607,631	$8.91
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(9,684)	3.31
Options outstanding at End of Period	597,947	9.01	$1,008,507	6.58
Exercisable (vested) at End of Period	394,704	$8.21	$977,478	5.61

The intrinsic value of options exercised was $63,000 and $96,000 during the three months ended March 31, 2021 and March 31, 2020, respectively.  The fair value of awards vested was $182,000 and $149,000 during the three months ended March 31, 2021 and March 31, 2020, respectively.

As of March 31, 2021, there was $280,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.26 years.

There was $40,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2021.

Index
The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	148,699	$10.31
Granted	40,320	10.43
Cancelled/Forfeited	—	—
Exercised/Released/Vested	(28,872)	9.65
Non-vested restricted stock outstanding at End of Period	160,147	$10.46	$1,693,555	2.94

The weighted average fair value of restricted stock granted during the three months ended March 31, 2021 was $10.43 per share.

As of March 31, 2021, there was $1,033,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.94 years.

There was $96,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2021.

The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 325,543 shares authorized under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2021, payable March 25, 2021 to shareholders of record as of February 26, 2021. The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  The Board of Directors approved the current participation period of November 24, 2020 to November 23, 2021.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2021, there was $24,000 of unrecognized compensation cost related to ESPP issuances.  This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $8,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2021.

The weighted average fair value at issuance date during the three months ended March 31, 2021 was $2.38.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2021 is presented below:

Three Months Ended March 31, 2021
Risk Free Interest Rate	0.10%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	25.30%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2021:

($ in thousands)	Unrealized Gains (losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2020	$7,196	$(2,105)	$(53)	$5,038
Current period other comprehensive loss	(4,172)	—	—	(4,172)
Balance as of March 31, 2021	$3,024	$(2,105)	$(53)	$866

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2020:

($ in thousands)	Unrealized Gains (losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2019	$1,561	$(1,411)	$(16)	$134
Current period other comprehensive income	5,069	—	—	5,069
Balance as of March 31, 2020	$6,630	$(1,411)	$(16)	$5,203

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 27, 2021, the Board of Directors of the Company declared a 5% stock dividend payable on March 25, 2021 to shareholders of record as of February 26, 2021.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2021 and 2020 (dollars in thousands except per share amounts):

	Three months ended March 31,
	2021	2020
Basic earnings per share:
Net income	$3,178	$2,679

Weighted average common shares outstanding	13,495,648	13,438,895
Basic EPS	$0.24	$0.20

Diluted earnings per share:
Net income	$3,178	$2,679

Weighted average common shares outstanding	13,495,648	13,438,895
Effect of dilutive shares	152,936	155,438
Adjusted weighted average common shares outstanding	13,648,584	13,594,333
Diluted EPS	$0.23	$0.20

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 344,205 shares and 424,475 shares for the three months ended March 31, 2021 and March 31, 2020, respectively. Restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 40,320 and 43,034 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Index
11.	LEASES

The Company leases ten branch and administrative locations under operating leases expiring on various dates through 2030. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and nonlease components. The Company had no financing leases as of March 31, 2021.

Most leases include options to renew, with renewal terms that can extend the lease term from 3 to 10 years. The exercise of lease renewal options is at the Company’s sole discretion. Most leases are currently in the extension period. For the remaining leases with options to renew, the Company has not included the extended lease terms in the calculation of lease liabilities as the options are not reasonably certain of being exercised. Certain lease agreements include rental payments that are adjusted periodically for inflation. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The Company uses its FHLB advance fixed rates, which are its incremental borrowing rates for secured borrowings, as the discount rates to calculate lease liabilities.

The Company had right-of-use assets totaling $5,662,000 and $5,913,000 as of March 31, 2021 and December 31, 2020, respectively. The Company had lease liabilities totaling $6,202,000 and $6,453,000 as of March 31, 2021 and December 31, 2020, respectively. The Company recognized lease expenses totaling $293,000 and $309,000 for the three months ended March 31, 2021 and March 31, 2020, respectively. Lease expenses include expenses related to short-term leases. Lease expense is included in Occupancy and equipment expense on the Income Statement.

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	March 31, 2021
2021	$884
2022	1,083
2023	948
2024	840
2025	817
2026 and thereafter	2,192
Total lease payments	6,764
Less: interest	(562)
Present value of lease liabilities	$6,202

The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2021 and March 31, 2020:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$290	$249
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

The following table presents the weighted average operating lease term and discount rate as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020

Weighted-average remaining lease term – operating leases, in years	$7.06	$7.23
Weighted-average discount rate – operating leases	$2.43%	$2.43%

Index
12.	SHORT-TERM BORROWINGS

Short-term borrowings totaling $5,000,000 as of March 31, 2021 and December 31, 2020 consisted of an advance with the FHLB through its COVID-19 Relief and Recovery Advances Program.  The advance matures in the second quarter of 2021 and has a 0% interest rate.  The advance is secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.   As of March 31, 2021 the Company had a remaining collateral borrowing capacity with the FHLB of $292,864,000 and, at such date, also had unsecured formal lines of credit totaling $122,000,000 with correspondent banks.

Index

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2020 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

●
Our regulatory capital requirements, including the capital rules established after the 2008 financial crisis by the U.S. federal banking agencies and our current intention not to elect to use the community bank leverage framework

●	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

●
Credit quality and provision for credit losses and management of asset quality and credit risk, expectations regarding collections and expectations regarding the forgiveness and SBA reimbursement and guarantee of loans made under the Paycheck Protection Program (“PPP”) and the timing thereof

Index
●
Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, the adequacy of the allowance for loan losses, underwriting standards, and risk grading

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

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and “Risk Factors” and “Supervision and Regulation” in our 2020 Annual Report on Form 10-K, and in our other reports to the SEC.

Index
INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission (“SEC”), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Significant results and developments during the first quarter 2021 included:

•	Net income of $3.2 million for the three months ended March 31, 2021, up 18.6% from $2.7 million earned for the same period last year.

•	Diluted earnings per share of $0.23 for the three months ended March 31, 2021, up 15.0% from diluted earnings per share of $0.20 in the same period last year.

•	Net interest income of $10.9 million for the three months ended March 31, 2021, down 3.2% from $11.2 million in the same period last year.

•	Net interest margin of 2.67% for the three months ended March 31, 2021, down 26.4% from 3.63% for the same period last year.

•	Provision for loan losses of $0.3 million for the three months ended March 31, 2021, down 53.9% from $0.7 million in the same period last year.

•	Total assets of $1.78 billion as of March 31, 2021, up 7.5% from $1.66 billion as of December 31, 2020.

•	Total net loans (including loans held-for-sale) of $950.8 million as of March 31, 2021, up 7.4% from $885.0 million as of December 31, 2020.

•	Total investment securities of $466.0 million as of March 31, 2021, up 7.1% from $435.1 million as of December 31, 2020.

•	Total deposits of $1.61 billion as of March 31, 2021, up 8.7% from $1.48 billion as of December 31, 2020.

Recent Developments Related to COVID-19

The coronavirus pandemic and the governmental actions in response to the pandemic, detailed in our Form 10-K for the year ended December 31, 2020, continue to have had an impact on our business.  Our commercial real estate loan portfolio exposure to industries most affected by the stay-at-home order and subsequent limitations on business activities included 9.9% to retail properties and business; 1.4% to restaurants; and 1.0% to the hospitality/hotel sector at March 31, 2021.  Loans to these customers are generally secured by real estate with moderate loan-to-value ratios and further supported by guarantors.  There is concern that borrowers will draw on their credit lines to support cashflow disruptions caused by the continuing governmental restrictions on business activities. Most of the Bank’s optional advance lines of credit are “controlled” with advances supported by certain assets pledged to the Bank for repayment or specific budgeted expense. The Bank monitors credit line advances daily and has not noted any significant, unusual loan advances as of March 31, 2021.

In January 2021, the SBA reopened the PPP with an initial deadline of March 31, 2021.  On March 30, 2021, President Biden signed the PPP Extension Act of 2021 into law extending the PPP from March 31, 2021, to June 30, 2021.  However, the SBA may not accept new lender applications for first draw or second draw PPP loans submitted after May 31, 2021.  In this current phase of the PPP, the Bank approved approximately 850 applications for loans covering approximately $104 million in funding as of March 31, 2021.  These PPP loan originations resulted in approximately $4.8 million in processing fees from the SBA, which will be recognized as an adjustment to the effective yield over the loan’s life.  PPP processing fees totaling approximately $760,000 and $0 were recognized in interest income for the three-month periods ended March 31, 2021 and 2020, respectively.  This includes the amortization of PPP processing fees received in 2020, which are also being recognized as an adjustment to the effective yield over the loan’s life.  The Bank had unearned PPP processing fees totaling $5.9 million and $1.9 million as of March 31, 2021 and December 31, 2020, respectively.

Index
During the three months ended March 31, 2021, the Bank received $57 million in payoffs and reimbursements on PPP loans originated in 2020 from the SBA for the amounts forgiven pursuant to the terms of the PPP.  The Bank had PPP loans outstanding totaling $202 million and $155 million as of March 31, 2021 and December 31, 2020, respectively.  Of the $202 million in PPP loans outstanding as of March 31, 2021, $98 million were originated in the first and second phase of the PPP in 2020.  The Company expects that a significant portion of these loans will be forgiven during 2021 under the terms of the PPP, as borrowers satisfy the requirement of applying at least 60% of the loan proceeds to support their payroll expenses.  Loans which do not qualify for the forgiveness will remain on the Bank’s books, subject to the SBA’s guarantee.

Index
SUMMARY

The Company recorded net income of $3,178,000 for the three months ended March 31, 2021, representing an increase of $499,000 from net income of $2,679,000 for the same period in 2020.

The following tables present a summary of the results for the three months ended March 31, 2021 and 2020, and a summary of our financial condition at March 31, 2021 and December 31, 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020

(in thousands except for per share amounts and ratios)
For the Period:
Net Income	$3,178	$2,679
Basic Earnings Per Common Share	$0.24	$0.20
Diluted Earnings Per Common Share	$0.23	$0.20
Net Income to Average Assets (annualized)	0.75%	0.82%
Net Income to Average Equity (annualized)	8.47%	7.91%
Average Equity to Average Assets	8.80%	10.32%

	March 31, 2021	December 31, 2020

(in thousands except for ratios)
At Period End:
Total Assets	$1,779,981	$1,655,376
Total Investment Securities	$466,046	$435,080
Total Loans, Net (including loans held-for-sale)	$950,810	$885,020
Total Deposits	$1,607,037	$1,478,162
Loan-To-Deposit Ratio	59.2%	59.9%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$908,301	$9,237	4.12%	$754,296	$9,235	4.91%
Certificates of deposit	16,065	85	2.15%	18,159	114	2.52%
Interest bearing due from banks	269,813	63	0.09%	115,507	419	1.45%
Investment securities, taxable	424,086	1,486	1.42%	329,293	1,757	2.14%
Investment securities, non-taxable (2)	26,915	143	2.15%	16,287	100	2.46%
Other interest earning assets	6,480	82	5.13%	6,574	124	7.57%
Total average interest-earning assets	1,651,660	11,096	2.72%	1,240,116	11,749	3.80%
Non-interest-earning assets:
Cash and due from banks	35,225			33,271
Premises and equipment, net	6,471			6,529
Interest receivable and other assets	35,258			36,089
Total average assets	1,728,614			1,316,005

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	400,485	55	0.06%	331,663	158	0.19%
Savings and MMDA’s	409,068	105	0.10%	345,082	268	0.31%
Time, $250,000 and under	43,357	40	0.37%	38,418	56	0.58%
Time, over $250,000	14,838	24	0.66%	14,097	36	1.02%
Total average interest-bearing liabilities	867,748	224	0.10%	729,260	518	0.28%
Non-interest-bearing liabilities:
Federal Home Loan Bank advances	5,000			—
Non-interest-bearing demand deposits	684,279			431,675
Interest payable and other liabilities	19,390			19,236
Total liabilities	1,576,417			1,180,171
Total average stockholders’ equity	152,197			135,834
Total average liabilities and stockholders’ equity	$1,728,614			$1,316,005
Net interest income and net interest margin (3)		$10,872	2.67%		$11,231	3.63%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $864 and $(2) for the three months ended March 31, 2021 and 2020, respectively.  Loan fees for the three months ended March 31, 2021 include $760 in PPP loan fees recognized.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2021			Three months ended December 31, 2020
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$908,301	$9,237	4.12%	$924,244	$10,817	4.64%
Certificates of deposit	16,065	85	2.15%	17,225	95	2.19%
Interest bearing due from banks	269,813	63	0.09%	267,079	73	0.11%
Investment securities, taxable	424,086	1,486	1.42%	373,811	1,482	1.57%
Investment securities, non-taxable (2)	26,915	143	2.15%	26,766	143	2.12%
Other interest earning assets	6,480	82	5.13%	6,480	82	5.02%
Total average interest-earning assets	1,651,660	11,096	2.72%	1,615,605	12,692	3.12%
Non-interest-earning assets:
Cash and due from banks	35,225			31,396
Premises and equipment, net	6,471			6,633
Interest receivable and other assets	35,258			36,771
Total average assets	1,728,614			1,690,405

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	400,485	55	0.06%	378,804	55	0.06%
Savings and MMDA’s	409,068	105	0.10%	411,474	134	0.13%
Time, $250,000 and under	43,357	40	0.37%	43,089	50	0.46%
Time, over $250,000	14,838	24	0.66%	15,041	28	0.74%
Total average interest-bearing liabilities	867,748	224	0.10%	848,408	267	0.12%
Non-interest-bearing liabilities:
Federal Home Loan Bank advances	5,000			7,285
Non-interest-bearing demand deposits	684,279			663,103
Interest payable and other liabilities	19,390			21,268
Total liabilities	1,576,417			1,540,064
Total average stockholders’ equity	152,197			150,341
Total average liabilities and stockholders’ equity	$1,728,614			$1,690,405
Net interest income and net interest margin (3)		$10,872	2.67%		$12,425	3.05%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $864 and $2,102 for the three months ended March 31, 2021 and December 31, 2020, respectively.  Loan fees for the three months ended March 31, 2021 and December 31, 2020 include $760 and $1,789 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended March 31, 2021 over the three months ended March 31, 2020 and the three months ended March 31, 2021 over the three months ended December 31, 2020.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended March 31, 2021 Over Three Months Ended March 31, 2020			Three Months Ended March 31, 2021 Over Three Months Ended December 31, 2020
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$1,668	$(1,666)	$2	$(210)	$(1,370)	$(1,580)
Certificates of Deposit	(13)	(16)	(29)	(8)	(2)	(10)
Due From Banks	253	(609)	(356)	1	(11)	(10)
Investment Securities - Taxable	422	(693)	(271)	166	(162)	4
Investment Securities - Non-taxable	58	(15)	43	—	—	—
Other Assets	(2)	(40)	(42)	—	—	—

	$2,386	$(3,039)	$(653)	$(51)	$(1,545)	$(1,596)

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$26	$(129)	$(103)	$—	$—	$—
Savings & MMDAs	43	(206)	(163)	—	(29)	(29)
Time Certificates	29	(57)	(28)	1	(15)	(14)

	$98	$(392)	$(294)	$1	$(44)	$(43)

Decrease in Net Interest Income:	$2,288	$(2,647)	$(359)	$(52)	$(1,501)	$(1,553)

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $27,252,000 or 10.2% increase in cash and cash equivalents, a $2,205,000 or 13.0% decrease in certificates of deposit, a $30,966,000 or 7.1% increase in investment securities available-for-sale, a $66,574,000 or 7.6% increase in net loans held-for-investment, and a $784,000 or 8.5% decrease in loans held-for-sale from December 31, 2020 to March 31, 2021.  The increase in cash and cash equivalents was primarily due to an increase in deposit balances.  The increase in investment securities was due to allocating cash flows from deposits towards purchases of investment securities.  The decrease in certificates of deposit was due to maturities of certificates of deposit and allocating the cash flows from those maturities towards additional purchases of available-for-sale securities.  The increase in net loans held-for-investment was primarily due to PPP loans originated in the first quarter of 2021 totaling approximately $98 million, which was partially offset by SBA forgiveness payments on PPP loans received in the same period totaling approximately $50 million.  Also contributing to the increase in net loans held-for-investment during the period was commercial real estate loan purchases totaling approximately $47.4 million in the first quarter of 2021.  Premiums on commercial real estate loan purchases totaled $1.2 million.  The increase in loans held-for-sale was due to the timing of funding and sale of the loans held-for-sale pipeline.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $128,875,000 or 8.7% from December 31, 2020 to March 31, 2021.  The overall increase in total deposits was primarily attributable to PPP loans originated in the first quarter of 2021, new customer relationships gained as a result of our PPP lending activities, and increased savings rates driven by the economic uncertainties due to the coronavirus pandemic.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds target of 0.00% to 0.25% during the three months ended March 31, 2021.

Interest income on loans for the three months ended March 31, 2021 was comparable to the same period in 2020, totaling $9,237,000 and $9,235,000 for the three-month periods ended March 31, 2021 and March 31, 2020, respectively.  Several factors contributed to loan interest income for the three months ended March 31, 2021, including recognition of PPP processing fees, deferred interest on forbearance loans, and declines in yields earned.  Interest income on loans for the three months ended March 31, 2021 included approximately $760,000 in recognition of processing fees from the SBA related to the origination of PPP loans.  The Bank had unearned processing fees totaling $5.9 million as of March 31, 2021, which will be recognized over the life of the PPP loans.  In the second quarter of 2020, the Bank made a policy election to cease interest recognition for loans provided temporary full payment deferrals during the term of the forbearance period (generally ranging from three to six months) under Section 4013 of the CARES Act.  Upon completion of the payment forbearance period, and resumption of performance under the original loan terms, the foregone interest is capitalized as deferred interest and recognized as a yield adjustment over the remaining loan term.  Loans on interest-only plans continued to accrue interest income given continued payment performance over the course of the forbearance period.  A majority of loans completed their forbearance period during the fourth quarter of 2020.  Two loans totaling $900,000 were on a principal and interest forbearance plan and one loan totaling $200,000 was on an interest only forbearance plan at March 31, 2021.  The Bank recognized approximately $177,000 in deferred interest for the three months ended March 31, 2021.

The decrease in loan yields is due to several factors:  adjustable rate loans re-pricing at lower rates as a result of recent declines in interest rates and related indices, which is mitigated to some extent by the inclusion of interest rate floors on the majority of our variable rate loans; the accommodation of certain fixed rate loan customers to re-price their existing loans at lower rates to retain existing relationships in a competitive rate environment; an increase in non-accrual loan balances; and the origination of PPP loans at an interest rate of 1%.  PPP loans totaled $202 million as of March 31, 2021.

Interest income on certificates of deposit for the three months ended March 31, 2021 was down 25.4% from the same period in 2020, decreasing from $114,000 to $85,000.  The decrease was primarily due to a 37 basis point decrease in certificates of deposit yields and a decrease in average balances of certificates of deposit.

Interest income on interest-bearing due from banks for the three months ended March 31, 2021 was down 85.0% from the same period in 2020, decreasing from $419,000 to $63,000.  The decrease was primarily due to a 136 basis point decrease in interest-bearing due from yields, which was partially offset by an increase in average interest-bearing due from banks balance.

Interest income on investment securities available-for-sale for the three months ended March 31, 2021 was down 12.3% from the same period in 2020, decreasing from $1,857,000 to $1,629,000. The decrease was primarily due to a 70 basis point decrease in yields on investment securities, which was partially offset by an increase in average balances of investment securities.

Index
The Company had no Federal Funds sold balances during the three months ended March 31, 2021 and March 31, 2020.

Interest Expense

Interest expense on deposits for the three months ended March 31, 2021 was down 56.8% from the same period in 2020, decreasing from $518,000 to $224,000.  The decrease in interest expense was primarily due to an 18 basis point decrease in average interest-bearing deposits yield, which was partially offset by an increase in average deposits.

The Company had an FHLB advance totaling $5 million as of March 31, 2021.  The advance, received through the FHLB’s COVID-19 Relief and Recovery Advances Program, is a short-term borrowing with a 0% interest rate.  The Company had no FHLB advances or other borrowing balances during the three months ended March 31, 2020.

Provision for Loan Losses

Provision for loan losses totaled $300,000 for the three months ended March 31, 2021 compared to $650,000 for the same period in 2020.  The allowance for loan losses was approximately $15,713,000, or 1.63% of total loans, at March 31, 2021, compared to $15,416,000, or 1.73% of total loans, at December 31, 2020.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.  The decrease in the ratio of allowance to total loans from December 31, 2020 to March 31, 2021 was primarily due to PPP loans of approximately $202 million outstanding as of March 31, 2021, which are fully guaranteed by the SBA.

The decrease in the provision for loan losses during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to decreases in qualitative factors resulting from an improvement in economic conditions, which was partially offset by an increase in specific reserves on impaired loans.

Provision for Unfunded Lending Commitment Losses

Reversal of unfunded lending commitment losses totaled $200,000 for the three months ended March 31, 2021 compared to provision for unfunded lending commitment losses of $100,000 for the same period in 2020.  The decrease was primarily due to a decrease in qualitative factors resulting from an improvement in economic conditions.

Provisions for unfunded lending commitment losses are included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was up 38.9% for the three months ended March 31, 2021 from the same period in 2020, increasing from $1,649,000 to $2,290,000.

The increase was primarily due to increases in gains on sales of loans held-for-sale, loan servicing income, and debit card income, which were partially offset by decreases in service charges on deposit accounts, investment and brokerage income, mortgage brokerage income, and gains on sales/calls of available-for-sale securities.  The increase in gains on sales of loans held-for-sale was primarily due to an increase in loan origination volumes as a result of the decline in interest rates and uptick in refinancing activity.  Although interest rates experienced a decline in the first quarter of 2021 compared to the same period in 2020, there was an uptick in interest rates towards the end of the first quarter of 2021.  The increase in loan servicing income was primarily due to the reversal of impairment expense recognized on mortgage servicing rights asset primarily due to a decrease in constant prepayment rates from December 31, 2020.  The increase in debit card income was primarily due to an increase in transaction volumes.  The decrease in service charges on deposit accounts was primarily due to a decrease in NSF fees, net of waived fees.  The decrease in investment and brokerage income was primarily due to a decrease in demand for those services.  The decrease in mortgage brokerage income was primarily a result of decreased mortgage brokerage volume.  The decrease in gains on sales/calls of available-for-sale securities was primarily due to the sale of municipal securities at a net loss in the first quarter of 2021.

Non-Interest Expenses

Total non-interest expenses were down 0.8% for the three months ended March 31, 2021 from the same period in 2020, decreasing from $8,570,000 to $8,501,000.

Index
The decrease was primarily due to decreases in salaries and employee benefits, occupancy and equipment, and reversal of provision for unfunded commitments, which was partially offset by increases in data processing and other expenses.  The decrease in salaries and employee benefits was primarily due to an increase in capitalization of loan origination costs, which was partially offset by an increase in the number of full-time equivalent employees.  The decrease in occupancy and equipment expense was primarily due to the lease termination of the former trust office in the fourth quarter of 2020 and a decrease in depreciation expense.  The reversal of  unfunded commitments expense was primarily due to a decrease in qualitative factors resulting from an improvement in economic conditions.  The increase in data processing expenses was primarily due to costs associated with enhanced IT infrastructure coupled with the implementation of a digital lending platform for PPP loans in the first quarter of 2021.  The increase in other expenses was primarily due to increases in FDIC assessments and loan collection expenses.

The following table sets forth other non-interest expenses by category for the three months ended March 31, 2021 and 2020.

	(in thousands)
	Three months ended March 31, 2021	Three months ended March 31, 2020
Other non-interest expenses
(Reversal of) provision for unfunded commitments expense	$(200)	$100
FDIC assessments	135	—
Contributions	45	49
Legal fees	49	84
Accounting and audit fees	115	114
Consulting fees	50	74
Postage expense	39	22
Telephone expense	30	28
Public relations	26	62
Training expense	12	26
Loan origination expense	26	44
Computer software depreciation	16	17
Operational losses	54	64
Loan collection expense	230	34
Minibank interchange fees	128	135
Other non-interest expense	328	262
Total other non-interest expenses	$1,083	$1,115

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes increased 20.6% for the three months ended March 31, 2021 from the same period in 2020, increasing from $981,000 to $1,183,000 primarily due to an increase in pre-tax income.  The effective tax rate was 27.1% and 26.8% for the three months ended March 31, 2021 and March 31, 2020, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)
	March 31, 2021	December 31, 2020

Undisbursed loan commitments	$207,589	$189,097
Standby letters of credit	2,878	1,731
Commitments to sell loans	3,430	1,052
	$213,897	$191,880

The reserve for unfunded lending commitments amounted to $750,000 and $950,000 as of March 31, 2021 and December 31, 2020, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, “Financial Instruments with Off-Balance Sheet Risk,” for additional information.

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

Other Real Estate Owned and loans rated Substandard and Doubtful are deemed “classified assets”.  This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2021 and December 31, 2020:

	At March 31, 2021			At December 31, 2020
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$284	$63	$221	$363	$63	$300
Commercial real estate	6,803	32	6,771	4,875	34	4,841
Agriculture	9,130	—	9,130	9,130	—	9,130
Residential mortgage	148	—	148	153	—	153
Residential construction	—	—	—	—	—	—
Consumer	687	—	687	690	—	690
Total non-accrual loans	$17,052	$95	$16,957	$15,211	$97	$15,114

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

Non-accrual loans amounted to $17,052,000 at March 31, 2021 and were comprised of three commercial loans totaling $284,000, four commercial real estate loans totaling $6,803,000, three agriculture loans totaling 9,130,000, one residential mortgage loan totaling $148,000 and four consumer loans totaling $687,000.  Non-accrual loans amounted to $15,211,000 at December 31, 2020 and were comprised of four commercial loans totaling $363,000, three commercial real estate loans totaling $4,875,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $153,000 and five consumer loans totaling $690,000. If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Nonaccrual loans are non-performing impaired loans totaling $17,052,000 and $15,211,000 as of March 31, 2021 and December 31, 2020, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured as a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $1,195,000 and $2,260,000 at March 31, 2021 and December 31, 2020, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management’s opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

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

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $1,843,000 or 12.2% to $16,957,000 during the first three months of 2021.  Non-performing assets, net of guarantees, represented 1.0% of total assets at March 31, 2021.

	At March 31, 2021			At December 31, 2020
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$17,052	$95	$16,957	$15,211	$97	$15,114
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	17,052	95	16,957	15,211	97	15,114
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	17,052	95	16,957	15,211	97	15,114

Non-performing loans (net of guarantees) to total loans			1.8%			1.7%
Non-performing assets (net of guarantees) to total assets			1.0%			0.9%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			92.7%			102.0%

The Company had no loans 90 days or more past due and still accruing at March 31, 2021 and December 31, 2020.

Excluding the non-performing loans cited previously, loans totaling $9,413,000 and $11,878,000 were classified as substandard loans, representing potential problem loans at March 31, 2021 and December 31, 2020, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at March 31, 2021 and December 31, 2020.  The ratio of the Allowance for Loan Losses to total loans at March 31, 2021 and December 31, 2020 was 1.63% and 1.73%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of March 31, 2021 and December 31, 2020.

Index
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

The following table summarizes the Allowance for Loan Losses of the Company during the three months ended March 31, 2021 and 2020, and for the year ended December 31, 2020:

 Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2021	2020	2020

Balance at beginning of period	$15,416	$12,356	$12,356
Provision for loan losses	300	650	3,050
Loans charged-off:
Commercial	(13)	(145)	(212)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	(3)	(9)	(15)
Total charged-off	(16)	(154)	(227)

Recoveries:
Commercial	8	11	201
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	5	6	36
Total recoveries	13	17	237

Net (charge-offs) recoveries	(3)	(137)	10

Balance at end of period	$15,713	$12,869	$15,416

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.00%	(0.07%)	0.00%
Allowance for loan losses
To total loans at the end of the period	1.63%	1.67%	1.73%
To non-performing loans, net of guarantees at the end of the period	92.7%	1,152.1%	102.0%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2021, the Company had the following deposit mix: 26.9% in savings and MMDA deposits, 3.6% in time deposits, 25.5% in interest-bearing transaction deposits and 44.0% in non-interest-bearing transaction deposits.  At December 31, 2020, the Company had the following deposit mix: 26.1% in savings and MMDA deposits, 3.8% in time deposits, 26.4% in interest-bearing transaction deposits and 43.7% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 or more outstanding at March 31, 2021 and December 31, 2020 are summarized as follows:

	(in thousands)
	March 31, 2021	December 31, 2020
Three months or less	$1,743	$5,110
Over three to twelve months	6,540	5,877
Over twelve months	6,636	3,656
Total	$14,919	$14,643

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 59.2% on March 31, 2021.  In addition, on March 31, 2021, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $17,748,000 in securities due within one year or less; and $93,114,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at March 31, 2021.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at March 31, 2021 of $292,864,000; credit availability is subject to certain collateral requirements.

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

Banks, such as First Northern, became subject to the final rules on January 1, 2015.  The final rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  The final rules provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets).  The capital conservation buffer is designed to absorb losses during periods of economic stress.

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

As of March 31, 2021, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2021.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$144,788	8.40%	5.0%
Common Equity Tier 1	$144,788	15.94%	6.5%
Tier 1 Risk-Based	$144,788	15.94%	8.0%
Total Risk-Based	$156,205	17.20%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2021, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2021.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2021, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2020 Form 10-K, which is incorporated by reference herein, and to the following:

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $15.7 million, or 1.63% of total loans, at March 31, 2021, compared to $15.4 million, or 1.73% of total loans, at December 31, 2020, and 92.7% of total non-performing loans net of guaranteed portions at March 31, 2021, compared to 102.0% of total non-performing loans, net of guaranteed portions at December 31, 2020.  Provision for loan losses totaled $0.3 million for the three months ended March 31, 2021, compared to $0.7 million for the same period in 2020.

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

Index
In addition, the pandemic may significantly affect the commercial and residential real estate markets in the U.S. generally, and in California in particular, decreasing property values, increasing the risk of defaults and reducing the value of real estate collateral.  An allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the California Department of Financial Protection and Innovation, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At March 31, 2021, approximately 68% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies or our market areas in particular; however, the pandemic has dramatically and adversely impacted economic conditions and can be expected to result in prolonged continuing or worsening recessionary economic and financial market conditions.  In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter-in-place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities is dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of this time, the California state government, as well as the county health departments in our market area, continue to limit business re-openings in certain sectors and/or with capacity and other restrictions.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by this prolonged reduction in economic activity and the economic recession in California, which has had resulting adverse impacts, which could be material, on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At March 31, 2021, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 67% and 1%, respectively, of the total loans in the Bank’s portfolio.  At March 31, 2021, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 6, 2021	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)