Form 10-Q
period 2021-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2021-08-05
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

The number of shares of Common Stock outstanding as of August 2, 2021 was 13,600,536.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2021	December 31, 2020

Assets

Cash and cash equivalents	$332,595	$267,177
Certificates of deposit	13,003	16,923
Investment securities – available-for-sale	561,559	435,080
Loans, net of allowance for loan losses of $15,379 at June 30, 2021 and $15,416 at December 31, 2020	872,750	875,830
Loans held-for-sale	1,306	9,190
Stock in Federal Home Loan Bank and other equity securities, at cost	7,097	6,480
Premises and equipment, net	6,381	6,513
Interest receivable and other assets	39,885	38,183

Total Assets	$1,834,576	$1,655,376

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$744,432	$645,538
Interest-bearing transaction deposits	418,359	390,126
Savings and MMDA’s	446,644	385,908
Time, $250,000 or less	39,360	41,947
Time, over $250,000	14,432	14,643
Total deposits	1,663,227	1,478,162

Federal Home Loan Bank advances	—	5,000
Interest payable and other liabilities	18,875	21,557

Total Liabilities	1,682,102	1,504,719

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, no par value; 16,000,000 shares authorized; 13,600,536 shares issued and outstanding at June 30, 2021 and 13,634,463 shares issued and outstanding at December 31, 2020	107,223	107,527
Additional paid-in capital	977	977
Retained earnings	43,262	37,115
Accumulated other comprehensive income, net	1,012	5,038
Total Stockholders’ Equity	152,474	150,657

Total Liabilities and Stockholders’ Equity	$1,834,576	$1,655,376

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Interest and dividend income:
Loans	$10,474	$9,702	$19,711	$18,937
Due from banks interest bearing accounts	144	159	292	692
Investment securities
Taxable	1,491	1,667	2,977	3,424
Non-taxable	140	124	283	224
Other earning assets	103	83	185	207
Total interest and dividend income	12,352	11,735	23,448	23,484
Interest expense:
Deposits	231	385	455	903
Total interest expense	231	385	455	903
Net interest income	12,121	11,350	22,993	22,581
Provision for loan losses	—	800	300	1,450
Net interest income after provision for loan losses	12,121	10,550	22,693	21,131
Non-interest income:
Service charges on deposit accounts	406	219	766	655
Gains on sales of loans held-for-sale	407	586	1,046	750
Investment and brokerage services income	152	126	296	284
Mortgage brokerage income	14	19	14	54
Loan servicing income	105	5	460	128
Debit card income	672	507	1,271	1,007
(Losses) gains on sales/calls of available-for-sale securities	(191)	4	(201)	42
Other income	219	182	422	377
Total non-interest income	1,784	1,648	4,074	3,297
Non-interest expenses:
Salaries and employee benefits	5,589	5,411	11,228	11,163
Occupancy and equipment	879	892	1,706	1,787
Data processing	927	713	1,718	1,328
Stationery and supplies	76	75	133	154
Advertising	84	103	150	173
Directors’ fees	84	77	122	121
Other real estate owned recovery	—	(1)	—	(1)
Other expense	1,717	1,237	2,800	2,352
Total non-interest expenses	9,356	8,507	17,857	17,077
Income before provision for income taxes	4,549	3,691	8,910	7,351
Provision for income taxes	1,243	986	2,426	1,967

Net income	$3,306	$2,705	$6,484	$5,384

Basic earnings per common share	$0.24	$0.20	$0.48	$0.40
Diluted earnings per common share	$0.24	$0.20	$0.47	$0.40

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Net income	$3,306	$2,705	$6,484	$5,384
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax effect of $5 and $501 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $(1,682) and $2,556 for the six months ended June 30, 2021 and June 30, 2020, respectively	10	1,242	(4,169)	6,338
Less: reclassification adjustment due to losses (gains) realized on sales of securities, net of tax effect of $55 and $(1) for the three months ended June 30, 2021 and June 30, 2020, respectively, and $58 and $(12) for the six months ended June 30, 2021 and June 30, 2020, respectively	136	(3)	143	(30)
Other comprehensive income (loss), net of tax	$146	$1,239	$(4,026)	$6,308

Comprehensive income	$3,452	$3,944	$2,458	$11,692

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),
	Shares	Amounts	Capital	Earnings	net of tax	Total

Balance at December 31, 2019	12,919,132	$100,187	$977	$31,617	$134	$132,915
Net income				2,679		2,679
Other comprehensive income, net of taxes					5,069	5,069
Stock dividend adjustment	1,310	348		(348)		—
Cash in lieu of fractional shares	(166)			(8)		(8)
Stock-based compensation		134				134
Common shares issued related to restricted stock grants	38,224	—				—
Stock options exercised, net	10,067	4				4
Balance at March 31, 2020	12,968,567	$100,673	$977	$33,940	$5,203	$140,793
Net income				2,705		2,705
Other comprehensive income, net of taxes					1,239	1,239
Stock-based compensation		149				149
Balance at June 30, 2020	12,968,567	$100,822	$977	$36,645	$6,442	$144,886

Balance at December 31, 2020	13,634,463	$107,527	$977	$37,115	$5,038	$150,657
Net income				3,178		3,178
Other comprehensive loss, net of taxes					(4,172)	(4,172)
Stock dividend adjustment	1,282	329		(329)		—
Cash in lieu of fractional shares	(168)			(8)		(8)
Stock-based compensation		144				144
Common shares issued related to restricted stock grants	38,400	—				—
Stock options exercised, net	6,108	—				—
Balance at March 31, 2021	13,680,085	$108,000	$977	$39,956	$866	$149,799
Net income				3,306		3,306
Other comprehensive income, net of taxes					146	146
Stock-based compensation		148				148
Common shares issued related to restricted stock grants	3,000	—				—
Stock repurchase and retirement	(82,549)	(925)				(925)
Balance at June 30, 2021	13,600,536	$107,223	$977	$43,262	$1,012	$152,474

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash Flows From Operating Activities
Net income	$6,484	$5,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	377	480
Accretion and amortization of investment securities premiums and discounts, net	1,879	835
Valuation adjustment on mortgage servicing rights	(34)	198
Increase in deferred loan origination fees and costs, net	1,614	5,685
Provision for loan losses	300	1,450
Stock-based compensation	292	283
Losses (gains) on sales/calls of available-for-sale securities	201	(42)
Amortization of operating lease right-of-use asset	503	511
Gains on sales of loans held-for-sale	(1,046)	(750)
Proceeds from sales of loans held-for-sale	44,091	36,088
Originations of loans held-for-sale	(36,926)	(33,056)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(547)	(1,004)
Decrease in interest payable and other liabilities	(2,682)	(2,297)
Net cash provided by operating activities	14,506	13,765

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	10,190	21,700
Proceeds from sales of available-for-sale securities	19,447	10,344
Principal repayments on available-for-sale securities	43,134	29,691
Purchase of available-for-sale securities	(206,980)	(46,777)
Net decrease (increase) in certificates of deposit	3,920	(5,638)
Net decrease (increase) in loans	2,931	(218,356)
Net (increase) decrease in stock in Federal Home Loan Bank and other equity securities, at cost	(617)	94
Purchases of premises and equipment	(245)	(779)
Net cash used in investing activities	(128,220)	(209,721)

Cash Flows From Financing Activities
Net increase in deposits	185,065	299,571
(Decrease) increase in Federal Home Loan Bank advances	(5,000)	10,000
Cash dividends paid in lieu of fractional shares	(8)	(8)
Stock options exercised	—	4
Repurchases of common stock	(925)	—
Net cash provided by financing activities	179,132	309,567

Net increase in Cash and Cash Equivalents	65,418	113,611
Cash and Cash Equivalents, beginning of period	267,177	111,493
Cash and Cash Equivalents, end of period	$332,595	$225,104

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$452	$912
Income taxes	$2,670	$2,450
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,636	$7,016
Unrealized holding (losses) gains on available for sale securities, net of taxes	$(4,026)	$6,308
Transfer of loans held-for-sale to loans held-for-investment	$1,765	$—

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 and December 31, 2020

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates. All material intercompany balances and transactions have been eliminated in consolidation.

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

In March 2020, the FASB issued ASU 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).  This ASU adds an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to the FASB Codification Topic 326. This ASU also updates the SEC section of the Codification for the change in the effective date of Topic 842.  This ASU was effective upon addition to the FASB Codification.  The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) is effective on January 1, 2023 for smaller reporting companies with less than $250 million in public float as defined in the SEC’s rules (such as the Company).  While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of the Company’s loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform.  This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU was effective for all entities as of March 12, 2020 through December 31, 2022.  The Company is in the process of evaluating the provisions of this ASU, but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2021 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$74,057	$696	$(152)	$74,601
Securities of U.S. government agencies and corporations	95,718	562	(967)	95,313
Obligations of states and political subdivisions	35,693	1,585	(118)	37,160
Collateralized mortgage obligations	110,918	1,474	(308)	112,084
Mortgage-backed securities	240,724	3,133	(1,456)	242,401

Total debt securities	$557,110	$7,450	$(3,001)	$561,559

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

The Company had $20,244,000 and $12,000,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three-month periods ended June 30, 2021 and 2020, respectively.  The Company had $29,637,000 and $32,044,000 in proceeds from sales, calls and maturities of available-for-sale securities for the six-month periods ended June 30, 2021 and 2020, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $297,000 and $4,000 for the three-month periods ended June 30, 2021 and 2020, respectively.  Gross realized losses on sales of available-for-sale securities were $488,000 and $0 for the three-month periods ended June 30, 2021 and 2020, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $322,000 and $88,000 for the six-month periods ended June 30, 2021 and 2020, respectively.  Gross realized losses on sales of available-for-sale securities were $523,000 and $46,000 for the six-month periods ended June 30, 2021 and 2020, respectively.

The amortized cost and estimated market value of debt and other securities at June 30, 2021, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$16,109	$16,274
Due after one year through five years	111,664	112,446
Due after five years through ten years	55,291	55,165
Due after ten years	22,404	23,189
Subtotal	205,468	207,074
MBS & CMO	351,642	354,485
Total	$557,110	$561,559

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

Index
An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2021, follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury Securities	$38,466	$(152)	$—	$—	$38,466	$(152)
Securities of U.S. government agencies and corporations	64,890	(967)	—	—	64,890	(967)
Obligations of states and political subdivisions	6,642	(118)	—	—	6,642	(118)
Collateralized Mortgage obligations	28,160	(308)	—	—	28,160	(308)
Mortgage-backed securities	133,878	(1,456)	—	—	133,878	(1,456)

Total	$272,036	$(3,001)	$—	$—	$272,036	$(3,001)

No decline in value was considered “other-than-temporary” during the first six months of 2021.  One hundred fourteen securities, all considered investment grade, which had an aggregate fair value of $272,036,000 and a total unrealized loss of $3,001,000 have been in an unrealized loss position for less than twelve months as of June 30, 2021.  No securities have been in an unrealized loss position for more than twelve months as of June 30, 2021.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of June 30, 2021.

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

Investment securities carried at $38,086,000 and $41,916,000 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS

The composition of the Company’s loan portfolio, by loan class, as of June 30, 2021 and December 31, 2020 was as follows:

($ in thousands)	June 30, 2021	December 31, 2020

Commercial	$224,897	$255,926
Commercial Real Estate	483,005	454,053
Agriculture	86,842	95,048
Residential Mortgage	74,018	64,497
Residential Construction	3,985	4,223
Consumer	18,964	19,467

	891,711	893,214
Allowance for loan losses	(15,379)	(15,416)
Net deferred origination fees and costs	(3,582)	(1,968)

Loans, net	$872,750	$875,830

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

As of June 30, 2021, approximately 25% in principal amount of the Company’s loans were for general commercial uses, including professional, retail and small businesses. Approximately 54% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans. Approximately 10% in principal amount of the Company’s loans were for agriculture, approximately 8% in principal amount of the Company’s loans were residential mortgage loans, approximately 1% in principal amount of the Company’s loans were residential construction loans and approximately 2% in principal amount of the Company’s loans were consumer loans.

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

At June 30, 2021 and December 31, 2020, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of June 30, 2021 and December 31, 2020, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or More Past Due & Accruing	Nonaccrual	Total Loans
June 30, 2021
Commercial	$224,869	$—	$—	$—	$28	$224,897
Commercial Real Estate	476,435	—	—	—	6,570	483,005
Agriculture	77,696	16	—	—	9,130	86,842
Residential Mortgage	73,874	—	—	—	144	74,018
Residential Construction	3,985	—	—	—	—	3,985
Consumer	18,279	—	—	—	685	18,964
Total	$875,138	$16	$—	$—	$16,557	$891,711

December 31, 2020
Commercial	$255,563	$—	$—	$—	$363	$255,926
Commercial Real Estate	449,178	—	—	—	4,875	454,053
Agriculture	85,918	—	—	—	9,130	95,048
Residential Mortgage	64,344	—	—	—	153	64,497
Residential Construction	4,223	—	—	—	—	4,223
Consumer	18,777	—	—	—	690	19,467
Total	$878,003	$—	$—	$—	$15,211	$893,214

Non-accrual loans amounted to $16,557,000 at June 30, 2021 and were comprised of one commercial loan totaling $28,000, four commercial real estate loans totaling $6,570,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $144,000, and three consumer loans totaling $685,000. Non-accrual loans amounted to $15,211,000 at December 31, 2020 and were comprised of four commercial loans totaling $363,000, three commercial real estate loans totaling $4,875,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $153,000, and five consumer loans totaling $690,000. All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral, if the loan is collateral dependent. If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral. There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at June 30, 2021. Loans with deferrals granted under Section 4013 of the CARES Act are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period.  See Note 2 for discussion on policy election on loan modifications under Section 4013 of the CARES Act.

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

Impaired loans, segregated by loan class, as of June 30, 2021 and December 31, 2020 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2021
Commercial	$56	$28	$—	$28	$—
Commercial Real Estate	7,051	6,570	—	6,570	—
Agriculture	9,189	1,365	7,765	9,130	3,990
Residential Mortgage	683	144	525	669	84
Residential Construction	250	—	251	251	4
Consumer	770	685	64	749	3
Total	$17,999	$8,792	$8,605	$17,397	$4,081

December 31, 2020
Commercial	$1,087	$363	$661	$1,024	$11
Commercial Real Estate	5,146	4,875	—	4,875	—
Agriculture	9,189	1,365	7,765	9,130	2,093
Residential Mortgage	1,046	153	883	1,036	159
Residential Construction	684	—	652	652	83
Consumer	773	690	64	754	1
Total	$17,925	$7,446	$10,025	$17,471	$2,347

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended June 30, 2021 and June 30, 2020 was as follows:

($ in thousands)	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$156	$6	$1,468	$14
Commercial Real Estate	6,687	—	3,231	—
Agriculture	9,130	—	4,572	—
Residential Mortgage	846	5	1,071	6
Residential Construction	253	4	676	9
Consumer	750	2	645	1
Total	$17,822	$17	$11,663	$30

Index
The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the six months ended June 30, 2021 and June 30, 2020 was as follows:

($ in thousands)	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$445	$7	$1,529	$35
Commercial Real Estate	6,083	—	2,393	4
Agriculture	9,130	—	3,048	—
Residential Mortgage	910	13	1,075	15
Residential Construction	386	8	681	18
Consumer	752	3	541	3
Total	$17,706	$31	$9,267	$75

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

The Company had $939,000 and $2,325,000 in TDR loans as of June 30, 2021 and December 31, 2020, respectively. Specific reserves for TDR loans totaled $91,000 and $253,000 as of June 30, 2021 and December 31, 2020, respectively. TDR loans performing in compliance with modified terms totaled $840,000 and $2,260,000 as of June 30, 2021 and December 31, 2020, respectively. There were no commitments to advance additional funds on existing TDR loans as of June 30, 2021 and December 31, 2020.

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

Loans modified as TDRs during the three months ended June 30, 2021 were as follows:

($ in thousands)	Three Months Ended June 30, 2021
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$99	$99
Total	1	$99	$99

Index
Loans modified as TDRs during the six months ended June 30, 2021 were as follows:

($ in thousands)	Six Months Ended June 30, 2021
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$99	$99
Total	1	$99	$99

There were no loans modified as TDRs during the three and six months ended June 30, 2020.

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2021 and June 30, 2020.

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

The following table presents the risk ratings by loan class as of June 30, 2021 and December 31, 2020:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2021
Commercial	$214,546	$9,947	$404	$—	$—	$224,897
Commercial Real Estate	467,965	3,793	11,247	—	—	483,005
Agriculture	77,616	96	1,365	7,765	—	86,842
Residential Mortgage	73,696	—	322	—	—	74,018
Residential Construction	3,985	—	—	—	—	3,985
Consumer	18,279	—	685	—	—	18,964
Total	$856,087	$13,836	$14,023	$7,765	$—	$891,711

December 31, 2020
Commercial	$244,327	$10,731	$868	$—	$—	$255,926
Commercial Real Estate	431,381	9,255	13,417	—	—	454,053
Agriculture	83,493	—	11,555	—	—	95,048
Residential Mortgage	64,018	—	479	—	—	64,497
Residential Construction	4,223	—	—	—	—	4,223
Consumer	18,697	—	770	—	—	19,467
Total	$846,139	$19,986	$27,089	$—	$—	$893,214

Index
Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2021.

Three months ended June 30, 2021
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2021	$1,468	$7,561	$5,171	$680	$37	$186	$610	$15,713
Provision for loan losses	421	(223)	88	(46)	18	—	(258)	—

Charge-offs	(334)	—	—	—	—	(3)	—	(337)
Recoveries	—	—	—	—	—	3	—	3
Net charge-offs	(334)	—	—	—	—	—	—	(334)
Balance as of June 30, 2021	$1,555	$7,338	$5,259	$634	$55	$186	$352	$15,379

Six months ended June 30, 2021
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416
Provision for loan losses	(358)	(577)	1,425	(1)	(73)	(30)	(86)	300

Charge-offs	(347)	—	—	—	—	(6)	—	(353)
Recoveries	8	—	—	—	—	8	—	16
Net charge-offs	(339)	—	—	—	—	2	—	(337)
Balance as of June 30, 2021	$1,555	$7,338	$5,259	$634	$55	$186	$352	$15,379

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2021.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$3,990	$84	$4	$3	$—	$4,081
Loans collectively evaluated for impairment	1,555	7,338	1,269	550	51	183	352	11,298
Ending Balance	$1,555	$7,338	$5,259	$634	$55	$186	$352	$15,379

Index
The following table details activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2020.

Three months ended June 30, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2020	$2,606	$7,406	$1,788	$536	$260	$251	$22	$12,869
Provision for loan losses	(230)	28	(133)	4	(15)	(27)	1,173	800

Charge-offs	(39)	—	—	—	—	(4)	—	(43)
Recoveries	1	—	—	—	—	4	—	5
Net charge-offs	(38)	—	—	—	—	—	—	(38)
Balance as of June 30, 2020	$2,338	$7,434	$1,655	$540	$245	$224	$1,195	$13,631

Six months ended June 30, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Provision for loan losses	156	588	(399)	74	44	(9)	996	1,450

Charge-offs	(184)	—	—	—	—	(13)	—	(197)
Recoveries	12	—	—	—	—	10	—	22
Net charge-offs	(172)	—	—	—	—	(3)	—	(175)
Balance as of June 30, 2020	$2,338	$7,434	$1,655	$540	$245	$224	$1,195	$13,631

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

Index
The following table details activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2020.

Year ended December 31, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Provision for loan losses	(91)	1,069	1,780	169	(73)	(43)	239	3,050

Charge-offs	(212)	—	—	—	—	(15)	—	(227)
Recoveries	201	—	—	—	—	36	—	237
Net (charge-offs) recoveries	(11)	—	—	—	—	21	—	10
Ending Balance	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416
Period-end amount allocated to:
Loans individually evaluated for impairment	$11	$—	$2,093	$159	$83	$1	$—	$2,347
Loans collectively evaluated for impairment	2,241	7,915	1,741	476	45	213	438	13,069
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416

The Company’s investment in loans as of June 30, 2021, June 30, 2020, and December 31, 2020 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2021
Loans individually evaluated for impairment	$28	$6,570	$9,130	$669	$251	$749	$17,397
Loans collectively evaluated for impairment	224,869	476,435	77,712	73,349	3,734	18,215	874,314
Ending Balance	$224,897	$483,005	$86,842	$74,018	$3,985	$18,964	$891,711

June 30, 2020
Loans individually evaluated for impairment	$1,473	$5,708	$9,145	$1,067	$671	$961	$19,025
Loans collectively evaluated for impairment	332,845	453,790	87,185	68,620	15,298	22,063	979,801
Ending Balance	$334,318	$459,498	$96,330	$69,687	$15,969	$23,024	$998,826

December 31, 2020
Loans individually evaluated for impairment	$1,024	$4,875	$9,130	$1,036	$652	$754	$17,471
Loans collectively evaluated for impairment	254,902	449,178	85,918	63,461	3,571	18,713	875,743
Ending Balance	$255,926	$454,053	$95,048	$64,497	$4,223	$19,467	$893,214

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2021 for cash proceeds equal to the fair value of the loans. The Company serviced real estate mortgage loans for others totaling $212,405,000 and $206,208,000 at June 30, 2021 and December 31, 2020, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020

Constant prepayment rate	17.46%	20.22%
Discount rate	9.50%	10.00%
Weighted average life (years)	4.65	3.96

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2021 and December 31, 2020. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2020	Additions	Reductions	June 30, 2021

Mortgage servicing rights	$1,628	$391	$(229)	$1,790
Valuation allowance	(386)	—	34	(352)
Mortgage servicing rights, net of valuation allowance	$1,242	$391	$(195)	$1,438

At June 30, 2021 and December 31, 2020, the estimated fair market value of the Company’s mortgage servicing rights assets was $1,438,000 and $1,242,000, respectively. The changes in fair value of mortgage servicing rights during 2021 was primarily due to changes in prepayment speeds.

The Company received contractually specified servicing fees of $129,000 and $131,000 for the three months ended June 30, 2021 and June 30, 2020, respectively. The Company received contractually specified servicing fees of $263,000 and $262,000 for the six months ended June 30, 2021 and June 30, 2020, respectively. Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights assets.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

(in thousands)
June 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$74,601	$74,601	$—	$—
Securities of U.S. government agencies and corporations	95,313	—	95,313	—
Obligations of states and political subdivisions	37,160	—	37,160	—
Collateralized mortgage obligations	112,084	—	112,084	—
Mortgage-backed securities	242,401	—	242,401	—
Total investments at fair value	$561,559	$74,601	$486,958	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

(in thousands)
December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$38,891	$38,891	$—	$—
Securities of U.S. government agencies and corporations	106,558	—	106,558	—
Obligations of states and political subdivisions	32,882	—	32,882	—
Collateralized mortgage obligations	73,460	—	73,460	—
Mortgage-backed securities	183,289	—	183,289	—
Total investments at fair value	$435,080	$38,891	$396,189	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

(in thousands)
June 30, 2021	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$3,774	$—	$—	$3,774
Mortgage servicing rights	1,438	—	—	1,438
Total assets at fair value	$5,212	$—	$—	$5,212

(in thousands)
December 31, 2020	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$5,700	$—	$—	$5,700
Mortgage servicing rights	1,242	—	—	1,242
Total assets at fair value	$6,942	$—	$—	$6,942

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2021 and December 31, 2020.

Key methods and assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2021 and impaired loans as of December 31, 2020 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%.

Mortgage servicing rights	Discounted cash flows
Present value of expected future cash flows was estimated using a discount rate factor of 9.50% and 10.00% as of June 30, 2021 and December 31, 2020, respectively.  A constant prepayment rate of 17.46% and 20.22% as of June 30, 2021 and December 31, 2020, respectively, was utilized.

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

Index
At June 30, 2021 certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan. Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy. When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are subject to impairment testing. All mortgage servicing rights are initially measured and recorded at fair value at the time loans are sold. The fair value of MSRs is determined based on the price that would be received to sell the MSRs in an orderly transaction between market participants at the measurement date. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the mortgage servicing rights, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. At June 30, 2021, the discount rate and constant prepayment rate used in measuring the fair value of the Company’s mortgage servicing rights was 9.50% and 17.46%, respectively.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2021 and December 31, 2020 were approximately as follows:

(in thousands)		June 30, 2021		December 31, 2020
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$332,595	$332,595	$267,177	$267,177
Certificates of deposit	2	13,003	13,367	16,923	17,455
Stock in Federal Home Loan Bank and other equity securities	3	7,097	7,097	6,480	6,480
Loans receivable:
Net loans	3	872,750	819,330	875,830	830,448
Loans held-for-sale	2	1,306	1,332	9,190	9,522
Interest receivable	2	4,804	4,804	5,099	5,099
Financial liabilities:
Deposits	3	1,663,227	1,642,997	1,478,162	1,457,051
Federal Home Loan Bank advances	2	—	—	5,000	4,996
Interest payable	2	62	62	59	59

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2021	December 31, 2020

Undisbursed loan commitments	$178,389	$189,097
Standby letters of credit	3,122	1,731
Commitments to sell loans	190	1,052
	$181,701	$191,880

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties. At June 30, 2021 and December 31, 2020, there were no financial standby letters of credit outstanding. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. Performance standby letters of credit totaled $3,122,000 and $1,731,000 at June 30, 2021 and December 31, 2020, respectively.  At June 30, 2021, the Bank had experienced no draws on these letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2021 and December 31, 2020, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Bank has set aside a reserve for unfunded commitments in the amount of $650,000 and $950,000  at June 30, 2021 and December 31, 2020, respectively, which is recorded in “interest payable and other liabilities” on the Condensed Consolidated Balance Sheets.

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

On January 27, 2021, the Board of Directors of the Company declared a 5% stock dividend payable as of March 25, 2021 to shareholders of record as of February 26, 2021. All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2021.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	597,947	$9.01
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	597,947	$9.01	$1,342,898	6.33
Exercisable (vested) at End of Period	394,704	$8.21	$1,200,243	5.36

The following table presents the activity related to stock options for the six months ended June 30, 2021.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	607,631	$8.91
Granted	—	$—
Expired	—	$—
Cancelled / Forfeited	—	—
Exercised	(9,684)	3.31
Options outstanding at End of Period	597,947	$9.01	$1,342,898	6.33
Exercisable (vested) at End of Period	394,704	$8.21	$1,200,243	5.36

The intrinsic value of options exercised was $63,000 and $96,000 during the six months ended June 30, 2021 and June 30, 2020, respectively.  The fair value of awards vested was $182,000 and $149,000 during the six months ended June 30, 2021 and June 30, 2020, respectively.

As of June 30, 2021, there was $246,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.08 years.

There was $35,000 and $75,000 of recognized compensation cost related to stock options granted for the three and six months ended June 30, 2021, respectively.

Index
The following table presents the activity related to non-vested restricted stock for the three months ended June 30,2021.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	160,147	$10.46	_	_
Granted	3,000	11.45
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(1,708)	10.59
Non-vested restricted stock outstanding at End of Period	161,439	$10.47	$1,816,189	2.78

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2021.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	148,699	$10.31	_ _	_ _
Granted	43,320	10.50
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(30,580)	9.70
Non-vested restricted stock outstanding at End of Period	161,439	$10.47	$1,816,189	2.78

The weighted average fair value of restricted stock granted during the six months ended June 30, 2021 was $10.50 per share.

As of June 30, 2021, there was $955,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.78 years.

There was $105,000 and $201,000 of recognized compensation cost related to restricted stock awards for the three and six months ended June 30, 2021, respectively.

Index
The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 325,543 shares authorized for issuance under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2021, payable March 25, 2021 to shareholders of record as of February 26, 2021.  The ESPP will expire on March 16, 2026.

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

As of June 30, 2021, there was $16,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $8,000 and $16,000 of recognized compensation cost related to ESPP issuances for the three and six months ended June 30, 2021, respectively.

The weighted average fair value option at issuance date during the six months ended June 30, 2021 was $2.38 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2021 is presented below.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Risk Free Interest Rate	0.10%	0.10%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	25.30%	25.30%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2021.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of March 31, 2021	$3,024	$(2,105)	$(53)	$866
Current period other comprehensive income	146	—	—	146
Balance as of June 30, 2021	$3,170	$(2,105)	$(53)	$1,012

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2021.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$7,196	$(2,105)	$(53)	$5,038
Current period other comprehensive loss	(4,026)	—	—	(4,026)
Balance as of June 30, 2021	$3,170	$(2,105)	$(53)	$1,012

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2020.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of March 31, 2020	$6,630	$(1,411)	$(16)	$5,203
Current period other comprehensive income	1,239	—	—	1,239
Balance as of June 30, 2020	$7,869	$(1,411)	$(16)	$6,442

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2020.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$1,561	$(1,411)	$(16)	$134
Current period other comprehensive income	6,308	—	—	6,308
Balance as of June 30, 2020	$7,869	$(1,411)	$(16)	$6,442

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 27, 2021, the Board of Directors of the Company declared a 5% stock dividend payable March 25, 2021 to shareholders of record as of February 26, 2021. All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2021 and 2020 (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic earnings per share:
Net income	$3,306	$2,705	$6,484	$5,384

Weighted average common shares outstanding	13,520,646	13,471,089	13,507,501	13,454,992
Basic EPS	$0.24	$0.20	$0.48	$0.40

Diluted earnings per share:
Net income	$3,306	$2,705	$6,484	$5,384

Weighted average common shares outstanding	13,520,646	13,471,089	13,507,501	13,454,992

Effect of dilutive shares	176,796	95,828	164,932	125,634

Adjusted weighted average common shares outstanding	13,697,442	13,566,917	13,672,433	13,580,626
Diluted EPS	$0.24	$0.20	$0.47	$0.40

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 226,654 shares and 424,475 shares for the three months ended June 30, 2021 and 2020, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares and 45,239 shares for the three months ended June 30, 2021 and 2020, respectively. Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 285,105 shares and 424,475 shares for the six months ended June 30, 2021 and 2020, respectively.  Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 20,049 shares and 44,138 shares for the six months ended June 30, 2021 and 2020, respectively.

Index

11.	LEASES

The Company leases ten branch and administrative locations under operating leases expiring on various dates through 2030.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and nonlease components.  The Bank had no financing leases as of June 30, 2021.

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

The Company had right-of-use assets totaling $5,410,000 and $5,913,000 as of June 30, 2021 and December 31, 2020, respectively.  The Company had lease liabilities totaling $5,946,000 and $6,453,000 as of June 30, 2021 and December 31, 2020, respectively. The Company recognized lease expenses totaling $292,000 and $311,000 for the three-month periods ended June 30, 2021 and 2020, respectively, and $585,000 and $620,000 for the six-month periods ended June 30, 2021 and 2020, respectively.  Lease expense is included in Occupancy and equipment expense on the Condensed Consolidated Statements of Income.

The table below summarizes the maturity of remaining lease liabilities at June 30, 2021:

(in thousands)	June 30, 2021
2021	$591
2022	1,083
2023	948
2024	840
2025	817
2026 and thereafter	2,192
Total lease payments	6,471
Less: interest	(525)
Present value of lease liabilities	$5,946

The following table presents supplemental cash flow information related to leases for the three and six months ended June 30, 2021:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$293	$300	$583	$549
Right-of-use assets obtained in exchange for new operating lease liabilities	—	221	—	221

The following table presents the weighted average operating lease term and discount rate as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Weighted-average remaining lease term – operating leases, in years	6.89	7.23
Weighted-average discount rate – operating leases	2.43%	2.43%

Index
12.	SHORT-TERM BORROWINGS

Short-term borrowings totaled $0 and $5,000,000 as of June 30, 2021 and December 31, 2020, respectively. This consisted of an advance with the FHLB through its COVID-19 Relief and Recovery Advances Program.  The advance had a 0% interest rate and matured in the second quarter of 2021.  The advance was secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans. As of June 30, 2021 the Company had a remaining collateral borrowing capacity with the FHLB of $285,452,000 and, at such date, also had unsecured formal lines of credit totaling $122,000,000 with correspondent banks.

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

●
The effect of possible changes in the initiatives and policies of the federal bank regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters

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

●	Maintenance of insurance coverages appropriate for our operations

●	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

●	Our expectations regarding the adoption of the expected loss model for determining the allowance for credit losses

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

Significant results and developments during the second quarter and year-to-date 2021 included:

•
Net income of $6.5 million for the six months ended June 30, 2021, up 20.4% from $5.4 million earned for the same period last year.  Net income of $3.3 million for the three months ended June 30, 2021, up 22.2% from $2.7 million for the same period last year.

•
Diluted income per share of $0.47 for the six months ended June 30, 2021, up 17.5% from diluted income per share of $0.40 in the same period last year.  Diluted income per share of $0.24 for the three months ended June 30, 2021, up 20.0% from diluted income per share of $0.20 for the same period last year.

•
Net interest income of $23.0 million for the six months ended June 30, 2021, up 1.8% from $22.6 million for the same period last year.  Net interest income of $12.1 million for the three months ended June 30, 2021, up 6.8% from $11.4 million for the same period last year.

•
Net interest margin of 2.74% for the six months ended June 30, 2021, down 18.5% from 3.36% for the same period last year.  Net interest margin of 2.81% for the three months ended June 30, 2021, down 10.2% from 3.13% for the same period last year.

•
Provision for loan losses of $0.3 million for the six months ended June 30, 2021, down 79.3% from $1.5 million for the same period last year.  No provision for loan losses for the three months ended June 30, 2021, compared to $0.8 million for the same period last year.  The decrease was primarily due to the overall improvement in economic conditions, which was partially offset by an increase in specific reserve on impaired loans.

•	Total assets of $1.8 billion as of June 30, 2021, up 10.8% from $1.7 billion as of December 31, 2020.

•	Total net loans (including loans held-for-sale) of $874.1 million as of June 30, 2021, down 1.2% from $885.0 million as of December 31, 2020.

•	Total investment securities of $561.6 million as of June 30, 2021, up 29.1% from $435.1 million as of December 31, 2020.

•	Total deposits of $1.7 billion as of June 30, 2021, up 12.5% from $1.5 billion as of December 31, 2020.

Recent Developments Related to COVID-19

The coronavirus pandemic and the governmental actions in response to the pandemic, detailed in our Form 10-K for the year ended December 31, 2020, continue to have had an impact on our business.  Our commercial real estate loan portfolio exposure to industries most affected by the stay-at-home order and subsequent limitations on business activities included 10.0% to retail properties and business; 1.5% to restaurants; and 1.1% to the hospitality/hotel sector at June 30, 2021.  Loans to these customers are generally secured by real estate with moderate loan-to-value ratios and further supported by guarantors.

In January 2021, the SBA reopened the PPP with an initial deadline of March 31, 2021.  On March 30, 2021, President Biden signed the PPP Extension Act of 2021 into law extending the PPP from March 31, 2021, to June 30, 2021.  However, the SBA did not accept new lender applications for first draw or second draw PPP loans submitted after May 31, 2021.  During this extension of the PPP, the Bank approved approximately 1,030 applications for loans covering approximately $115 million in funding as of June 30, 2021.  These PPP loan originations resulted in approximately $5.4 million in processing fees from the SBA, which are being recognized as an adjustment to the effective yield over the loan’s life.  PPP processing fees totaling approximately $1.6 million and $2.0 million were recognized in interest income for the three-month periods ended June 30, 2021 and 2020, respectively.  PPP processing fees totaling approximately $2.3 million and $2.0 million were recognized in interest income for the six-month periods ended June 30, 2021 and 2020, respectively.  This includes the amortization of PPP processing fees received in 2020, which are also being recognized as an adjustment to the effective yield over the loan’s life.  The Bank had unearned PPP processing fees totaling $5.0 million and $1.9 million as of June 30, 2021 and December 31, 2020, respectively.

Index
During the six months ended June 30, 2021, the Bank received $144 million in payoffs and reimbursements on PPP loans from the SBA for the amounts forgiven pursuant to the terms of the PPP.  The Bank had PPP loans outstanding totaling $126 million and $155 million as of June 30, 2021 and December 31, 2020, respectively.  Of the $126 million in PPP loans outstanding as of June 30, 2021, $24 million were originated in the first and second phase of the PPP in 2020.  The Company expects that a significant portion of these loans will be forgiven during 2021 under the terms of the PPP, as borrowers satisfy the requirement of applying at least 60% of the loan proceeds to support their payroll expenses.  Loans which do not qualify for the forgiveness will remain on the Bank’s books, subject to the SBA’s guarantee.

Index
SUMMARY FINANCIAL DATA

The Company recorded net income of $6,484,000 for the six months ended June 30, 2021, representing an increase of $1,100,000 or 20.4% from net income of $5,384,000 for the same period in 2020.  The Company recorded net income of $3,306,000 for the three months ended June 30, 2021, representing an increase of $601,000, or 22.2%, from net income of $2,705,000 for the same period in 2020.

The following tables present a summary of the results for the three and six months ended June 30, 2021 and 2020, and a summary of financial condition at June 30, 2021 and December 31, 2020.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(dollars in thousands except for per share amounts)
For the Period:
Net Income	$3,306	$2,705	$6,484	$5,384
Basic Earnings Per Common Share	$0.24	$0.20	$0.48	$0.40
Diluted Earnings Per Common Share	$0.24	$0.20	$0.47	$0.40
Net Income to Average Assets (annualized)	0.73%	0.70%	0.74%	0.75%
Net Income to Average Equity (annualized)	8.76%	7.56%	8.64%	7.73%
Average Equity to Average Assets	8.34%	9.27%	8.54%	9.76%

	June 30, 2021	December 31, 2020

(in thousands except for ratios)
At Period End:
Total Assets	$1,834,576	$1,655,376
Total Investment Securities, at fair value	$561,559	$435,080
Total Loans, Net (including loans held-for-sale)	$874,056	$885,020
Total Deposits	$1,663,227	$1,478,162
Loan-To-Deposit Ratio	52.6%	59.9%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$918,149	$10,474	4.58%	$919,301	$9,702	4.23%
Certificate of deposits	14,198	77	2.18%	22,486	123	2.19%
Interest bearing due from banks	292,371	67	0.09%	163,031	36	0.09%
Investment securities, taxable	471,995	1,491	1.27%	324,040	1,667	2.06%
Investment securities, non-taxable (2)	26,041	140	2.16%	19,929	124	2.50%
Other interest earning assets	6,995	103	5.91%	6,502	83	5.12%
Total average interest-earning assets	1,729,749	12,352	2.86%	1,455,289	11,735	3.23%
Non-interest-earning assets:
Cash and due from banks	38,086			35,907
Premises and equipment, net	6,464			6,375
Interest receivable and other assets	41,338			50,343
Total average assets	$1,815,637			$1,547,914

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	425,200	64	0.06%	347,261	81	0.09%
Savings and MMDA’s	437,113	116	0.11%	386,804	218	0.23%
Time, $250,000 or less	40,987	35	0.34%	38,046	57	0.60%
Time, over $250,000	15,028	16	0.43%	13,309	29	0.87%
Total average interest-bearing liabilities	918,328	231	0.10%	785,420	385	0.20%
Non-interest-bearing liabilities:
Federal Home Loan Bank advances	2,308			5,275
Non-interest-bearing demand deposits	725,415			595,343
Interest payable and other liabilities	18,240			18,358
Total liabilities	1,664,291			1,404,396
Total average stockholders’ equity	151,346			143,518
Total average liabilities and stockholders’ equity	$1,815,637			$1,547,914
Net interest income and net interest margin (3)		$12,121	2.81%		$11,350	3.13%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $2,144 and $1,859 for the three months ended June 30, 2021 and 2020, respectively.  Loan fees for the three months ended June 30, 2021 and June 30, 2020 include $1,584 and $1,981 in PPP loan fees recognized, respectively.

(2)          Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)          Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$913,252	$19,711	4.35%	$836,798	$18,937	4.54%
Certificate of deposits	15,127	162	2.16%	20,323	237	2.34%
Interest bearing due from banks	281,154	130	0.09%	139,268	455	0.66%
Investment securities, taxable	448,173	2,977	1.34%	326,667	3,424	2.10%
Investment securities, non-taxable (2)	26,475	283	2.16%	18,108	224	2.48%
Other interest earning assets	6,739	185	5.54%	6,538	207	6.35%
Total average interest-earning assets	1,690,920	23,448	2.80%	1,347,702	23,484	3.49%
Non-interest-earning assets:
Cash and due from banks	36,663			34,590
Premises and equipment, net	6,468			6,452
Interest receivable and other assets	38,315			43,216
Total average assets	$1,772,366			$1,431,960

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	412,911	120	0.06%	339,462	239	0.14%
Savings and MMDA’s	423,168	221	0.11%	365,943	486	0.27%
Time, $250,000 or less	41,780	74	0.36%	38,475	113	0.59%
Time, over $250,000	15,319	40	0.53%	13,459	65	0.97%
Total average interest-bearing liabilities	893,178	455	0.10%	757,339	903	0.24%
Non-interest-bearing liabilities:
Federal Home Loan Bank Advances	3,646			2,637
Non-interest-bearing demand deposits	705,366			513,453
Interest payable and other liabilities	18,812			18,799
Total liabilities	1,621,002			1,292,228
Total average stockholders’ equity	151,364			139,732
Total average liabilities and stockholders’ equity	$1,772,366			$1,431,960
Net interest income and net interest margin (3)		$22,993	2.74%		$22,581	3.36%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $3,009 and $1,857 for the six months ended June 30, 2021 and 2020, respectively.  Loan fees for the six months ended June 30, 2021 and June 30, 2020 include $2,344 and $1,981 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)          Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2021			Three months ended March 31, 2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$918,149	$10,474	4.58%	$908,301	$9,237	4.12%
Certificates of deposit	14,198	77	2.18%	16,065	85	2.15%
Interest bearing due from banks	292,371	67	0.09%	269,813	63	0.09%
Investment securities, taxable	471,995	1,491	1.27%	424,086	1,486	1.42%
Investment securities, non-taxable (2)	26,041	140	2.16%	26,915	143	2.15%
Other interest earning assets	6,995	103	5.91%	6,480	82	5.13%
Total average interest-earning assets	1,729,749	12,352	2.86%	1,651,660	11,096	2.72%
Non-interest-earning assets:
Cash and due from banks	38,086			35,225
Premises and equipment, net	6,464			6,471
Interest receivable and other assets	41,338			35,258
Total average assets	$1,815,637			$1,728,614

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	425,200	64	0.06%	400,485	55	0.06%
Savings and MMDA’s	437,113	116	0.11%	409,068	105	0.10%
Time, $250,000 and under	40,987	35	0.34%	43,357	40	0.37%
Time, over $250,000	15,028	16	0.43%	14,838	24	0.66%
Total average interest-bearing liabilities	918,328	231	0.10%	867,748	224	0.10%
Non-interest-bearing liabilities:
Federal Home Loan Bank Advances	2,308			5,000
Non-interest-bearing demand deposits	725,415			684,279
Interest payable and other liabilities	18,240			19,390
Total liabilities	1,664,291			1,576,417
Total average stockholders’ equity	151,346			152,197
Total average liabilities and stockholders’ equity	$1,815,637			$1,728,614
Net interest income and net interest margin (3)		$12,121	2.81%		$10,872	2.67%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $2,144 and $864 for the three months ended June 30, 2021 and March 31, 2021, respectively.  Loan fees for the three months ended June 30, 2021 and March 31, 2021 include $1,584 and $760 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended June 30, 2021 over the three months ended June 30, 2020, the six months ended June 30, 2021 over the six months ended June 30, 2020, and the three months ended June 30, 2021 over the three months ended March 31, 2021.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021			Three Months Ended June 30, 2021
	Over			Over			Over
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020			Three Months Ended March 31, 2021
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$(13)	$785	$772	$1,621	$(847)	$774	$100	$1,137	$1,237
Certificates of Deposit	(45)	(1)	(46)	(57)	(18)	(75)	(10)	2	(8)
Due From Banks	31	—	31	254	(579)	(325)	4	—	4
Investment Securities - Taxable	600	(776)	(176)	1,032	(1,479)	(447)	162	(157)	5
Investment Securities - Non-taxable	35	(19)	16	91	(32)	59	(5)	2	(3)
Other Assets	6	14	20	7	(29)	(22)	6	15	21
	$614	$3	$617	$2,948	$(2,984)	$(36)	$257	$999	$1,256

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$14	$(31)	$(17)	$42	$(161)	$(119)	$9	$—	$9
Savings & MMDAs	26	(128)	(102)	67	(332)	(265)	5	6	11
Time Certificates	24	(59)	(35)	54	(118)	(64)	(2)	(11)	(13)

	$64	$(218)	$(154)	$163	$(611)	$(448)	$12	$(5)	$7

Increase (Decrease) in Net Interest Income:	$550	$221	$771	$2,785	$(2,373)	$412	$245	$1,004	$1,249

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $65,418,000, or 24.5%, increase in cash and cash equivalents, a $3,920,000, or 23.2%, decrease in certificates of deposit, a $126,479,000, or 29.1%, increase in investment securities available-for-sale, a $3,080,000, or 0.4%, decrease in net loans held-for-investment, and a $7,884,000, or 85.8%, decrease in loans held-for-sale from December 31, 2020 to June 30, 2021.  The increase in cash and cash equivalents was primarily due to an increase in deposit balances.  The decrease in certificates of deposit was due to maturities of certificates of deposit and allocating the cash flows from those maturities towards additional purchases of available-for-sale securities.  The increase in investment securities was due to allocating cash flows from deposits towards purchases of investment securities.  The decrease in net loans held-for-investment was primarily due to SBA forgiveness payments on PPP loans totaling $144 million, which was partially offset by originations of PPP loans totaling $115 million and commercial real estate loan purchases totaling approximately $47.3 million.   The decrease in loans held-for-sale was due to the timing of funding and sale of the loans held-for-sale pipeline.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $185,065,000, or 12.5%, from December 31, 2020 to June 30, 2021.  The overall increase in total deposits was primarily attributable to PPP loans originated in the first half of 2021, new customer relationships gained as a result of our PPP lending activities, and increased savings rates driven by the economic uncertainties due to the coronavirus pandemic.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds target of 0.00% to 0.25% during the six months ended June 30, 2021.

Interest income on loans for the six months ended June 30, 2021 was up 4.1% from the same period in 2020, increasing from $18,937,000 to $19,711,000, and was up 8.0% for the three months ended June 30, 2021 over the same period in 2020, increasing from $9,702,000 to $10,474,000.  The increases in interest income were primarily driven by increased PPP fee recognition, which accelerated due to the significant paydowns received to date, interest recognized on CARES Act loan forbearances that were previously not accruing interest, partially offset by lower yields earned on newly originated loans and loans repricing at lower rates.  PPP processing fees totaling approximately $2.3 million and $2.0 million were recognized in interest income for the six-month periods ended June 30, 2021 and 2020, respectively.  PPP processing fees totaling approximately $1.6 million and $2.0 million were recognized in interest income for the three-month periods ended June 30, 2021 and 2020, respectively.  The Bank had unearned PPP processing fees totaling approximately $5.0 million as of June 30, 2021, which will continue to be recognized over the remaining life of the PPP loans.

In the second quarter of 2020, the Bank made a policy election to cease interest recognition for loans provided temporary full payment deferrals during the term of the forbearance period (generally ranging from three to six months) under Section 4013 of the CARES Act.  Upon completion of the payment forbearance period, and resumption of performance under the original loan terms, the foregone interest is capitalized as deferred interest and recognized as a yield adjustment over the remaining loan term.  Loans on interest-only plans continued to accrue interest income given continued payment performance over the course of the forbearance period.  A majority of loans completed their forbearance period during the fourth quarter of 2020.  One loan for $900,000 was on a principal and interest forbearance plan at June 30, 2021.  The Bank recognized approximately $466,000 in deferred interest and a loss of interest income of approximately $900,000 for the six-month periods ended June 30, 2021 and 2020, respectively.  The Bank recognized approximately $289,000 in deferred interest and a loss of interest income of approximately $900,000 for the three-month periods ended June 30, 2021 and 2020, respectively.

Interest income on certificates of deposit for the six months ended June 30, 2021 was down 31.7% from the same period in 2020, decreasing from $237,000 to $162,000, and was down 37.4% for the three months ended June 30, 2021 over the same period in 2020, decreasing from $123,000 to $77,000.  The decrease in interest income on certificates of deposit for the six months ended June 30, 2021 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit and an 18 basis point decrease in yield on certificates of deposit.  The decrease in interest income on certificates of deposit for the three months ended June 30, 2021 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit and a 1 basis point decrease in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the six months ended June 30, 2021 was down 71.4% from the same period in 2020, decreasing from $455,000 to $130,000, and was up 86.1% for the three months ended June 30, 2021 over the same period in 2020, increasing from $36,000 to $67,000.  This income is primarily derived from interest on excess reserves held at the Federal Reserve.  The decrease in interest income on interest-bearing due from banks for the six months ended June 30, 2021 as compared to the same period a year ago was primarily due to reductions in the Federal Funds Rate in March of 2020 resulting in a 57 basis point decrease in yield on interest-bearing due from banks, which was partially offset by an increase in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended June 30, 2021 as compared to the same period a year ago was primarily due to an increase in average balances of interest-bearing due from banks.

Index
Interest income on investment securities available-for-sale for the six months ended June 30, 2021 was down 10.6% from the same period in 2020, decreasing from $3,648,000 to $3,260,000, and was down 8.9% for the three months ended June 30, 2021 over the same period in 2020, decreasing from $1,791,000 to $1,631,000.  The decrease in interest income on investment securities for the six months ended June 30, 2021 as compared to the same period a year ago was primarily due to a 73 basis point decrease in investment yields, which was partially offset by an increase in average investment securities.  The decrease in interest income on investment securities for the three months ended June 30, 2021 as compared to the same period a year ago was primarily due to a 78 basis point decrease in investment yields, which was partially offset by an increase in average investment securities.

Interest income on other earning assets for the six months ended June 30, 2021 was down 10.6% from the same period in 2020, decreasing from $207,000 to $185,000, and was up 24.1% for the three months ended June 30, 2021 over the same period in 2020, increasing from $83,000 to $103,000.  This income is primarily derived from dividends received by the Federal Home Loan Bank.  The decrease in interest income on other assets for the six months ended June 30, 2021 as compared to the same period a year ago was primarily due to an 81 basis point decrease in yield on other earning assets as a result of decreased FHLB dividend rates, which was partially offset by an increase in average balances of other earning assets.  The increase in interest income on other earning assets for the three months ended June 30, 2021 as compared to the same period a year ago was primarily due to a 79 basis point increase in yield on other earning assets and an increase in average balances of other earning assets.

The Company had no Federal Funds sold balances during the three and six months ended June 30, 2021 and June 30, 2020.

Interest Expense

Interest expense on deposits for the six months ended June 30, 2021 was down 49.6% from the same period in 2020, decreasing from $903,000 to $455,000, and was down 40.0% for the three months ended June 30, 2021 over the same period in 2020, decreasing from $385,000 to $231,000.  The decrease in interest expense during the six months ended June 30, 2021 was primarily due to a 14 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.  The decrease in interest expense during the three months ended June 30,2021 was primarily due to a 10 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.

Provision for Loan Losses

Provision for loan losses totaled $300,000 for the six months ended June 30, 2021 compared to $1,450,000 for the same period in 2020.  There was no provision for loan losses for the three months ended June 30, 2021 compared to $800,000 for the same period in 2020.  The allowance for loan losses was approximately $15,379,000 or 1.72% of total loans, at June 30, 2021, compared to $15,416,000, or 1.73% of total loans, at December 31, 2020.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The decrease in the provision for loan losses during the three and six months ended June 30, 2021 compared to the same period in 2020 was primarily due to decreases in qualitative factors resulting from an improvement in economic conditions, which was partially offset by an increase in specific reserves on impaired loans.

Provision for Unfunded Lending Commitment Losses

Reversal of unfunded lending commitment losses totaled $300,000 for the six months ended June 30, 2021 compared to provision for unfunded lending commitment losses of $110,000 for the same period in 2020.  Reversal of unfunded lending commitment losses totaled $100,000 for the three months ended June 30, 2021 compared to provision for unfunded lending commitment losses of $10,000 for the same period in 2020.  The decrease was primarily due to a decrease in unfunded lending commitment balances coupled with decreases in qualitative factors resulting from an improvement in economic conditions

Provisions for unfunded lending commitment losses are included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was up 23.6% for the six months ended June 30, 2021 from the same period in 2020, increasing from $3,297,000 to $4,074,000.

Index
The increase was primarily due to increases in service charges on deposit accounts, gains on sales of loans held-for-sale, loan servicing income, and debit card income, which was partially offset by decreases in mortgage brokerage income and increases in losses on sales of available for sale securities.  The increase in service charges on deposit accounts was primarily due to the Bank’s decision in the prior year to waive overdraft/NSF fees for all business and consumer customers.  The decision to waive overdraft/NSF fees was in response to the COVID-19 pandemic and began in March 2020 and expired on August 1, 2020.  The increase in gains on sales of loans held-for-sale was primarily due to an increase in loan origination volumes as a result of the decline in interest rates and uptick in refinancing activity.  The increase in loan servicing income was primarily due to mortgage servicing assets booked coupled with the reversal of impairment expense recognized on mortgage servicing rights assets primarily due to a decrease in prepayment rates from December 31, 2020.  The increase in debit card income was primarily due to an increase in transaction volumes.  The decrease in mortgage brokerage income was primarily a result of decreased mortgage brokerage volume.  The increase in losses on sales/calls of available-for-sale securities was primarily due to the sale of municipal and agency securities at a net loss during the first half of 2021.

Non-interest income was up 8.3% for the three months ended June 30, 2021 from the same period in 2020, increasing from $1,648,000 to $1,784,000.

The increase was primarily due to increases in service charges on deposit accounts, loan servicing income, and debit card income, which was partially offset by decreases in gains on sales of loans held-for-sale and increases in losses on sales of available for sale securities.  The increase in service charges on deposit accounts was primarily due to the Bank’s decision in the prior year to waive overdraft/NSF fees for all business and consumer customers as discussed above.  The increase in loan servicing income was primarily due to a decrease in impairment expense recognized on mortgage servicing rights.  The increase in debit card income was primarily due to an increase in transaction volumes.  The decrease in gains on sales of loans held-for-sale was due to a decrease in loan origination volumes.  The increase in losses on sales/calls of available-for-sale securities was primarily due to the sale of agency securities at a net loss during the second quarter of 2021.

Non-Interest Expenses

Total non-interest expenses were up 4.6% for the six months ended June 30, 2021 from the same period in 2020, increasing from $17,077,000 to $17,857,000.

The increase was primarily due to increases in salaries and employee benefits, data processing, and other expenses, which was partially offset by decreases in occupancy and equipment.  The increase in salaries and employee benefits was primarily due to increased incentive compensation expense as a result of improved financial performance, which was partially offset by an increase in capitalization of loan origination costs.  The increase in data processing expenses was primarily due to costs associated with enhanced IT infrastructure coupled with the implementation of a digital lending platform for PPP loans during the first half of 2021.  The increase in other expenses was primarily due to increases in FDIC assessments and loan collection expenses, which was partially offset by the reversal of unfunded lending commitment losses.  The decrease in occupancy and equipment expense was primarily due to the lease termination of the former trust office in the fourth quarter of 2020 and a decrease in depreciation expense.

Total non-interest expenses were up 10.0% for the three months ended June 30, 2021 from the same period in 2020, increasing from $8,507,000 to $9,356,000.

The increase was primarily due to increases in salaries and employee benefits, data processing, and other expenses, which was partially offset by decreases in occupancy and equipment.  The increase in salaries and employee benefits was primarily due to increased incentive compensation expense as a result of improved financial performance.  The increase in data processing expenses was primarily due to costs associated with enhanced IT infrastructure coupled with the implementation of a digital lending platform for PPP loans during the first half of 2021.  The increase in other expenses was primarily due to an increase in loan collection expenses, which was partially offset by the reversal of unfunded lending commitment losses.  The decrease in occupancy and equipment expense was primarily due to decreased rent expense as a result of the lease termination of the former trust office in the fourth quarter of 2020 and a decrease in depreciation expense.

Index
The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2021 and 2020.

	(in thousands)
	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Other non-interest expenses
(Reversal of) provision for unfunded loan commitments	$(100)	$10	$(300)	$110
FDIC assessments	120	130	255	130
Contributions	36	32	80	81
Legal fees	123	125	173	209
Accounting and audit fees	115	114	230	228
Consulting fees	167	120	217	194
Postage expense	45	44	84	66
Telephone expense	38	31	68	59
Public relations	31	30	57	92
Training expense	23	16	35	43
Loan origination expense	94	65	120	110
Computer software depreciation	17	17	33	34
Sundry losses	114	15	169	79
Loan collection expense	365	68	595	102
Minibank interchange fees	141	107	270	242
Other non-interest expense	388	313	714	573

Total other non-interest expenses	$1,717	$1,237	$2,800	$2,352

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes increased 23.3% for the six months ended June 30, 2021 from the same period in 2020, increasing from $1,967,000 to $2,426,000, and increased 26.1% for the three months ended June 30, 2021 from the same period in 2020, increasing from $986,000 to $1,243,000.  The increase in provision for income taxes was primarily due to an increase in pre-tax income.  The effective tax rate was 27.2% and 26.8% for the six months ended June 30, 2021 and June 30, 2020, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2021	December 31, 2020

Undisbursed loan commitments	$178,389	$189,097
Standby letters of credit	3,122	1,731
Commitments to sell loans	190	1,052
	$181,701	$191,880

The reserve for unfunded lending commitments amounted to $650,000 and $950,000 as of June 30, 2021 and December 31, 2020, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, “Financial Instruments with Off-Balance Sheet Risk,” for additional information.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2021 and December 31, 2020:

	At June 30, 2021			At December 31, 2020
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$28	$—	$28	$363	$63	$300
Commercial real estate	6,570	28	6,542	4,875	34	4,841
Agriculture	9,130	—	9,130	9,130	—	9,130
Residential mortgage	144	—	144	153	—	153
Residential construction	—	—	—	—	—	—
Consumer	685	—	685	690	—	690
Total non-accrual loans	$16,557	$28	$16,529	$15,211	$97	$15,114

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

Non-accrual loans amounted to $16,557,000 at June 30, 2021 and were comprised of one commercial loan totaling $28,000, four commercial real estate loans totaling $6,570,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $144,000, and three consumer loans totaling $685,000.  Non-accrual loans amounted to $15,211,000 at December 31, 2020 and were comprised of four commercial loans totaling $363,000, three commercial real estate loans totaling $4,875,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $153,000 and five consumer loans totaling $690,000. If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Nonaccrual loans, which are non-performing impaired loans, totaled $16,557,000 and $15,211,000 as of June 30, 2021 and December 31, 2020, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured as a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $840,000 and $2,260,000 at June 30, 2021 and December 31, 2020, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management’s opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

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

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $1,415,000, or 9.4%, to $16,529,000 during the first six months of 2021.  Non-performing assets, net of guarantees, represented 0.9% of total assets at June 30, 2021.

	At June 30, 2021			At December 31, 2020
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$16,557	$28	$16,529	$15,211	$97	$15,114
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	16,557	28	16,529	15,211	97	15,114
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$16,557	$28	$16,529	$15,211	$97	$15,114

Non-performing loans (net of guarantees) to total loans			1.9%			1.7%
Non-performing assets (net of guarantees) to total assets			0.9%			0.9%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			93.0%			102.0%

The Company had no loans 90 days or more past due and still accruing at June 30, 2021 and December 31, 2020.

Excluding the non-performing loans cited previously, loans totaling $5,231,000 and $11,878,000 were classified as substandard or doubtful loans, representing potential problem loans at June 30, 2021 and December 31, 2020, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at June 30, 2021 and December 31, 2020.  The ratio of the Allowance for Loan Losses to total loans at June 30, 2021 and December 31, 2020 was 1.72% and 1.73%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of June 30, 2021 and December 31, 2020.

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

The following table summarizes the Allowance for Loan Losses of the Company during the six months ended June 30, 2021 and 2020, and for the year ended December 31, 2020:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2021	2020	2020

Balance at beginning of period	$15,416	$12,356	$12,356
Provision for loan losses	300	1,450	3,050
Loans charged-off:
Commercial	(347)	(184)	(212)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	(6)	(13)	(15)

Total charged-off	(353)	(197)	(227)

Recoveries:
Commercial	8	12	201
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	8	10	36

Total recoveries	16	22	237

Net charge-offs	(337)	(175)	10

Balance at end of period	$15,379	$13,631	$15,416

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.07%)	(0.04%)	0.00%
Allowance for loan losses
To total loans at the end of the period	1.72%	1.36%	1.73%
To non-performing loans, net of guarantees at the end of the period	93.0%	84.4%	102.0%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2021, the Company had the following deposit mix: 26.9% in savings and MMDA deposits, 3.3% in time deposits, 25.1% in interest-bearing transaction deposits and 44.7% in non-interest-bearing transaction deposits.  At December 31, 2020, the Company had the following deposit mix: 26.1% in savings and MMDA deposits, 3.8% in time deposits, 26.4% in interest-bearing transaction deposits and 43.7% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.

Maturities of time certificates of deposits of over $250,000 outstanding at June 30, 2021 and December 31, 2020 are summarized as follows:

	(in thousands)
	June 30, 2021	December 31, 2020
Three months or less	$4,762	$5,110
Over three to twelve months	3,910	5,877
Over twelve months	5,760	3,656
Total	$14,432	$14,643

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 52.6% on June 30, 2021.  In addition, on June 30, 2021, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $14,744,000 in securities due within one year or less; and $123,383,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at June 30, 2021.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at June 30, 2021 of $285,452,000; credit availability is subject to certain collateral requirements.

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

As of June 30, 2021, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2021.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$148,149	8.18%	5.0%
Common Equity Tier 1	$148,149	16.24%	6.5%
Tier 1 Risk-Based	$148,149	16.24%	8.0%
Total Risk-Based	$159,610	17.50%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2021, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2021.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2021, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2020 Form 10-K, which is incorporated by reference herein, and to the following:

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $15.4 million, or 1.72% of total loans, at June 30, 2021, compared to $15.4 million, or 1.73% of total loans, at December 31, 2020, and 93.0% of total non-performing loans, net of guaranteed portions, at June 30, 2021, compared to 102.0% of total non-performing loans, net of guaranteed portions, at December 31, 2020.  Provision for loan losses totaled $0.3 million for the six months June 30, 2021, compared to $1.5 million for the same period in 2020.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At June 30, 2021, approximately 71% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies or our market areas in particular; however, the pandemic has dramatically and adversely impacted economic conditions and can be expected to result in prolonged continuing or worsening recessionary economic and financial market conditions.  In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter-in-place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities was dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of June 15, 2021, the Governor of the State of California terminated the executive orders that put into place the stay-at-home order and phased out the vast majority of executive actions issued since March 2020 as part of the state’s pandemic response, including physical distancing, capacity limits on businesses, and the county tier system. The new public health order effective June 15, 2021, supersedes all prior health orders and has limited restrictions only related to masking and so-called “mega events”, as well as settings serving children and youth. As of this time, with increased circulation of COVID-19 variants, including the highly-contagious Delta variant, in California, as well as other parts of the U.S., and the recent reinstatement of indoor mask mandates or recommendations by certain county health departments in California, it is impossible to predict whether the California state government, and/or the county health departments in our market area, may re-impose limits on businesses in certain sectors, including capacity and other restrictions.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by this prolonged reduction in economic activity and the economic recession in California, which has had resulting adverse impacts, which could be material, on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At June 30, 2021, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 70% and 1%, respectively, of the total loans in the Bank’s portfolio.  At June 30, 2021, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Index
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On May 20, 2021, the Company approved a new stock repurchase program effective June 15, 2021.  The new stock repurchase program, which will remain in effect until June 14, 2023, allows repurchases by the Company in an aggregate amount of no more than 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represents total shares of 547,203 eligible for repurchase.  The Company repurchased 82,549 shares of the Company’s outstanding common stock during the second quarter ended June 30, 2021.

The Company made the following purchases of its common stock during the quarter ended June 30, 2021:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
June 1 - June 30, 2021	82,549	11.15	82,549	464,654

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

None.

ITEM 6.   – EXHIBITS

Exhibit Number	Description of Document

10.36*	Change of Control Agreement between First Northern Bank of Dixon and Denise Burris, Executive Vice President and Chief Information Officer

10.37*	Executive Retirement/Retention Participation Agreement for Denise Burris, Executive Vice President and Chief Information Officer

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 5, 2021	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)