Form 10-Q
period 2021-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2021-11-04
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares of Common Stock outstanding as of November 1, 2021 was 13,467,734.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2021	December 31, 2020

Assets

Cash and cash equivalents	$415,628	$267,177
Certificates of deposit	13,511	16,923
Investment securities – available-for-sale	617,110	435,080
Loans, net of allowance for loan losses of $14,001 at September 30, 2021 and $15,416 at December 31, 2020	823,470	875,830
Loans held-for-sale	2,161	9,190
Stock in Federal Home Loan Bank and other equity securities, at cost	7,097	6,480
Premises and equipment, net	6,754	6,513
Interest receivable and other assets	38,725	38,183

Total Assets	$1,924,456	$1,655,376

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$814,103	$645,538
Interest-bearing transaction deposits	425,633	390,126
Savings and MMDA's	457,601	385,908
Time, $250,000 or less	38,943	41,947
Time, over $250,000	13,377	14,643
Total deposits	1,749,657	1,478,162

Federal Home Loan Bank advances	—	5,000
Interest payable and other liabilities	20,255	21,557

Total Liabilities	1,769,912	1,504,719

Commitments and contingencies (Note 7)

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 13,467,734 shares issued and outstanding at September 30, 2021 and 13,634,463 shares issued and outstanding at December 31, 2020	105,917	107,527
Additional paid-in capital	977	977
Retained earnings	47,771	37,115
Accumulated other comprehensive (loss) income, net	(121)	5,038
Total Stockholders’ Equity	154,544	150,657

Total Liabilities and Stockholders’ Equity	$1,924,456	$1,655,376

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Interest and dividend income:
Loans	$9,905	$10,815	$29,616	$29,752
Due from banks interest bearing accounts	211	160	503	852
Investment securities
Taxable	1,635	1,500	4,612	4,924
Non-taxable	153	131	436	355
Other earning assets	104	82	289	289
Total interest and dividend income	12,008	12,688	35,456	36,172
Interest expense:
Deposits	231	314	686	1,217
Total interest expense	231	314	686	1,217
Net interest income	11,777	12,374	34,770	34,955
(Reversal of) provision for loan losses	(1,800)	800	(1,500)	2,250
Net interest income after (reversal of) provision for loan losses	13,577	11,574	36,270	32,705
Non-interest income:
Service charges on deposit accounts	437	325	1,203	980
Gains on sales of loans held-for-sale	305	834	1,351	1,584
Investment and brokerage services income	174	138	470	422
Mortgage brokerage income	53	—	67	54
Loan servicing income	78	50	538	178
Debit card income	658	581	1,929	1,588
(Losses) gains on sales/calls of available-for-sale securities	(20)	254	(221)	296
Other income	223	207	645	584
Total non-interest income	1,908	2,389	5,982	5,686
Non-interest expenses:
Salaries and employee benefits	5,995	6,049	17,223	17,212
Occupancy and equipment	841	935	2,547	2,722
Data processing	839	640	2,557	1,968
Stationery and supplies	60	66	193	220
Advertising	100	131	250	304
Directors’ fees	88	103	210	224
Other real estate owned recovery	—	—	—	(1)
Other expense	1,311	1,326	4,111	3,678
Total non-interest expenses	9,234	9,250	27,091	26,327
Income before provision for income taxes	6,251	4,713	15,161	12,064
Provision for income taxes	1,742	1,288	4,168	3,255

Net income	$4,509	$3,425	$10,993	$8,809

Basic earnings per common share	$0.34	$0.25	$0.82	$0.65
Diluted earnings per common share	$0.33	$0.25	$0.81	$0.65

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net income	$4,509	$3,425	$10,993	$8,809
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during the period, net of tax effect of $(463) and $37 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $(2,145) and $2,593 for the nine months ended September 30, 2021 and September 30, 2020, respectively	(1,147)	92	(5,316)	6,430
Less: reclassification adjustment due to losses (gains) realized on sales of securities, net of tax effect of $6 and $(73) for the three months ended September 30, 2021 and September 30, 2020, respectively, and $64 and $(85) for the nine months ended September 30, 2021 and September 30, 2020, respectively	14	(181)	157	(211)
Other comprehensive (loss) income, net of tax	$(1,133)	$(89)	$(5,159)	$6,219

Comprehensive income	$3,376	$3,336	$5,834	$15,028

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),
	Shares	Amounts	Capital	Earnings	net of tax	Total

Balance at December 31, 2019	12,919,132	$100,187	$977	$31,617	$134	$132,915
Net income				2,679		2,679
Other comprehensive income, net of taxes					5,069	5,069
Stock dividend adjustment	1,310	348		(348)		—
Cash in lieu of fractional shares	(166)			(8)		(8)
Stock-based compensation		134				134
Common shares issued related to restricted stock grants	38,224	—				—
Stock options exercised, net	10,067	4				4
Balance at March 31, 2020	12,968,567	$100,673	$977	$33,940	$5,203	$140,793
Net income				2,705		2,705
Other comprehensive income, net of taxes					1,239	1,239
Stock-based compensation		149				149
Balance at June 30, 2020	12,968,567	$100,822	$977	$36,645	$6,442	$144,886
Net income				3,425		3,425
Other comprehensive loss, net of taxes					(89)	(89)
Stock-based compensation		148				148
Common shares issued related to restricted stock grants	700	—				—
Balance at September 30, 2020	12,969,267	$100,970	$977	$40,070	$6,353	$148,370

Balance at December 31, 2020	13,634,463	$107,527	$977	$37,115	$5,038	$150,657
Net income				3,178		3,178
Other comprehensive loss, net of taxes					(4,172)	(4,172)
Stock dividend adjustment	1,282	329		(329)		—
Cash in lieu of fractional shares	(168)			(8)		(8)
Stock-based compensation		144				144
Common shares issued related to restricted stock grants	38,400	—				—
Stock options exercised, net	6,108	—				—
Balance at March 31, 2021	13,680,085	$108,000	$977	$39,956	$866	$149,799
Net income				3,306		3,306
Other comprehensive income, net of taxes					146	146
Stock-based compensation		148				148
Common shares issued related to restricted stock grants	3,000	—				—
Stock repurchase and retirement	(82,549)	(925)				(925)
Balance at June 30, 2021	13,600,536	$107,223	$977	$43,262	$1,012	$152,474
Net income				4,509		4,509
Other comprehensive loss, net of taxes					(1,133)	(1,133)
Stock-based compensation		148				148
Restricted stock forfeited	(468)	—				—
Stock repurchase and retirement	(132,334)	(1,454)				(1,454)
Balance at September 30, 2021	13,467,734	$105,917	$977	$47,771	$(121)	$154,544

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash Flows From Operating Activities
Net income	$10,993	$8,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	562	723
Accretion and amortization of investment securities premiums and discounts, net	3,039	1,341
Valuation adjustment on mortgage servicing rights	24	305
Increase in deferred loan origination fees and costs, net	49	4,254
(Reversal of) provision for loan losses	(1,500)	2,250
Stock-based compensation	440	431
Losses (gains) on sales/calls of available-for-sale securities	221	(296)
Amortization of operating lease right-of-use asset	781	769
Gains on sales of loans held-for-sale	(1,351)	(1,584)
Proceeds from sales of loans held-for-sale	58,529	58,616
Originations of loans held-for-sale	(51,914)	(57,552)
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	1,019	(2,453)
Decrease in interest payable and other liabilities	(1,587)	(1,370)
Net cash provided by operating activities	19,305	14,243

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	15,190	33,330
Proceeds from sales of available-for-sale securities	21,917	14,201
Principal repayments on available-for-sale securities	68,753	47,991
Purchase of available-for-sale securities	(298,390)	(108,312)
Net decrease (increase) in certificates of deposit	3,412	(3,442)
Net decrease (increase) in loans	55,576	(203,478)
Net proceeds from (purchases) redemption of Federal Home Loan Bank stock and other equity securities, at cost	(617)	94
Purchases of premises and equipment	(803)	(842)
Net cash used in investing activities	(134,962)	(220,458)

Cash Flows From Financing Activities
Net increase in deposits	271,495	360,369
Proceeds from Federal Home Loan Bank advances	—	10,000
Principal payments on Federal Home Loan Bank advances	(5,000)	—
Cash dividends paid in lieu of fractional shares	(8)	(8)
Stock options exercised	—	4
Repurchases of common stock	(2,379)	—
Net cash provided by financing activities	264,108	370,365

Net increase in Cash and Cash Equivalents	148,451	164,150
Cash and Cash Equivalents, beginning of period	267,177	111,493
Cash and Cash Equivalents, end of period	$415,628	$275,643

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$679	$1,222
Income taxes	$3,270	$3,350
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,636	$7,016
Unrealized holding (losses) gains on available for sale securities, net of taxes	$(5,159)	$6,219
Transfer of loans held-for-sale to loans held-for-investment	$1,765	$—

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020 and December 31, 2020
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (''SEC''). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements:

The Coronavirus Aid, Relief and Economic Security (‘CARES’) Act was passed by Congress and signed into law on March 27, 2020. Section 4013 of the CARES Act provides that a financial institution may elect to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and suspends the determination of loan modifications related to the COVID-19 pandemic from being treated as TDRs.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and modifications that occurred beginning on March 1, 2020 until the earlier of: sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020. The suspension of TDR accounting and reporting guidance may not be applied to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic.  In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declaration relating to COVID-19. Future TDRs are indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

The Bank has continued to actively assist its communities by providing temporary loan relief under Section 4013 of the CARES Act. This relief included loan modifications which include forbearance programs (both full payment deferrals and interest only payments) to customers who have been negatively impacted by the pandemic. For loans that have been provided temporary full payment deferrals, the Bank has made a policy election to cease recognition of interest income during the term of the payment deferrals (generally three to six months). Upon completion of the forbearance period, the foregone interest over the deferral period is capitalized as deferred interest and recognized as an adjustment to the effective interest rate over the life of the loan using the effective yield method.  Loans that were provided interest only payment relief will continue to accrue interest over the interest only period provided that the loans continue to perform as agreed. This policy election does not impact the Bank’s existing policies regarding non-accrual determinations if reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal regardless of whether a loan was modified under Section 4013 of the CARES Act.  On March 22, 2020, the Federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19, made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  The Bank elected not to classify modifications as TDRs that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform.  This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform.  This ASU was effective for all entities as of March 12, 2020 through December 31, 2022.  The Company is in the process of evaluating the provisions of this ASU, but does not expect it to have a material impact on the Company's consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope.  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.  An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued.   An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company is in the process of evaluating the provisions of this ASU, but does not expect it to have a material impact on the Company's consolidated financial statements.

Index
3.	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2021 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury Securities	$78,243	$554	$(187)	$78,610
Securities of U.S. government agencies and corporations	101,162	461	(965)	100,658
Obligations of states and political subdivisions	38,681	1,375	(360)	39,696
Collateralized mortgage obligations	139,255	1,198	(650)	139,803
Mortgage-backed securities	256,910	2,839	(1,406)	258,343

Total debt securities	$614,251	$6,427	$(3,568)	$617,110

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

The Company had $7,470,000 and $15,487,000 in proceeds from sales, calls and maturities of available-for-sale securities for the three-month periods ended September 30, 2021 and 2020, respectively.  The Company had $37,107,000 and $47,531,000 in proceeds from sales, calls and maturities of available-for-sale securities for the nine-month periods ended September 30, 2021 and 2020, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $0 and $254,000 for the three-month periods ended September 30, 2021 and 2020, respectively.  Gross realized losses on sales of available-for-sale securities were $20,000 and $0 for the three-month periods ended September 30, 2021 and 2020, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $322,000 and $342,000 for the nine-month periods ended September 30, 2021 and 2020, respectively.  Gross realized losses on sales of available-for-sale securities were $543,000 and $46,000 for the nine-month periods ended September 30, 2021 and 2020, respectively.

The amortized cost and estimated market value of debt and other securities at September 30, 2021, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$15,608	$15,763
Due after one year through five years	126,175	126,715
Due after five years through ten years	52,282	52,037
Due after ten years	24,021	24,449
Subtotal	218,086	218,964
MBS & CMO	396,165	398,146
Total	$614,251	$617,110

Index
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2021, follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury Securities	$51,178	$(187)	$—	$—	$51,178	$(187)
Securities of U.S. government agencies and corporations	68,390	(924)	3,459	(41)	71,849	(965)
Obligations of states and political subdivisions	13,830	(268)	909	(92)	14,739	(360)
Collateralized Mortgage obligations	85,401	(650)	—	—	85,401	(650)
Mortgage-backed securities	152,432	(1,406)	—	—	152,432	(1,406)

Total	$371,231	$(3,435)	$4,368	$(133)	$375,599	$(3,568)

No decline in value was considered “other-than-temporary” during the first nine months of 2021.  One hundred fifty-two securities, all considered investment grade, which had an aggregate fair value of $371,231,000 and a total unrealized loss of $3,435,000 have been in an unrealized loss position for less than twelve months as of September 30, 2021.  Three securities, all considered investment grade, which had an aggregate fair value of $4,368,000 and a total unrealized loss of $133,000 have been in an unrealized loss position for more than twelve months as of September 30, 2021. The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of September 30, 2021.

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

Investment securities carried at $41,004,000 and $41,916,000 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS

The composition of the Company’s loan portfolio, by loan class, as of September 30, 2021 and December 31, 2020 was as follows:

($ in thousands)	September 30, 2021	December 31, 2020

Commercial	$165,661	$255,926
Commercial Real Estate	484,840	454,053
Agriculture	90,821	95,048
Residential Mortgage	75,200	64,497
Residential Construction	5,174	4,223
Consumer	17,792	19,467

	839,488	893,214
Allowance for loan losses	(14,001)	(15,416)
Net deferred origination fees and costs	(2,017)	(1,968)

Loans, net	$823,470	$875,830

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses. These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above. Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower. Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary. Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation. Paycheck Protection Program (“PPP”) loans outstanding included in Commercial loans totaled $72 million and $155 million as of September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021, approximately 19% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses. Approximately 58% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans. Approximately 11% in principal amount of the Company's loans were for agriculture, approximately 9% in principal amount of the Company’s loans were residential mortgage loans, approximately 1% in principal amount of the Company’s loans were residential construction loans and approximately 2% in principal amount of the Company’s loans were consumer loans.

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

At September 30, 2021 and December 31, 2020, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of September 30, 2021 and December 31, 2020, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or More Past Due & Accruing	Nonaccrual	Total Loans
September 30, 2021
Commercial	$163,418	$1,960	$250	$—	$33	$165,661
Commercial Real Estate	482,818	—	—	—	2,022	484,840
Agriculture	81,691	—	—	—	9,130	90,821
Residential Mortgage	75,058	—	—	—	142	75,200
Residential Construction	5,169	5	—	—	—	5,174
Consumer	17,073	38	—	—	681	17,792
Total	$825,227	$2,003	$250	$—	$12,008	$839,488

December 31, 2020
Commercial	$255,563	$—	$—	$—	$363	$255,926
Commercial Real Estate	449,178	—	—	—	4,875	454,053
Agriculture	85,918	—	—	—	9,130	95,048
Residential Mortgage	64,344	—	—	—	153	64,497
Residential Construction	4,223	—	—	—	—	4,223
Consumer	18,777	—	—	—	690	19,467
Total	$878,003	$—	$—	$—	$15,211	$893,214

Non-accrual loans amounted to $12,008,000 at September 30, 2021 and were comprised of one commercial loan totaling $33,000, two commercial real estate loans totaling $2,022,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $142,000, and three consumer loans totaling $681,000. Non-accrual loans amounted to $15,211,000 at December 31, 2020 and were comprised of four commercial loans totaling $363,000, three commercial real estate loans totaling $4,875,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $153,000, and five consumer loans totaling $690,000. All non-accrual loans are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent. If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral. There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at September 30, 2021. Loans with deferrals granted under Section 4013 of the CARES Act are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period.  See Note 2 for discussion on policy election on loan modifications under Section 4013 of the CARES Act.

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

Impaired loans, segregated by loan class, as of September 30, 2021 and December 31, 2020 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2021
Commercial	$33	$33	$—	$33	$—
Commercial Real Estate	2,081	2,022	—	2,022	—
Agriculture	10,779	4,165	4,965	9,130	818
Residential Mortgage	708	142	521	663	82
Residential Construction	246	—	246	246	7
Consumer	820	681	64	745	3
Total	$14,667	$7,043	$5,796	$12,839	$910

December 31, 2020
Commercial	$1,087	$363	$661	$1,024	$11
Commercial Real Estate	5,146	4,875	—	4,875	—
Agriculture	9,189	1,365	7,765	9,130	2,093
Residential Mortgage	1,046	153	883	1,036	159
Residential Construction	684	—	652	652	83
Consumer	773	690	64	754	1
Total	$17,925	$7,446	$10,025	$17,471	$2,347

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended September 30, 2021 and September 30, 2020 was as follows:

($ in thousands)	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$30	$—	$1,291	$15
Commercial Real Estate	4,297	466	5,549	5
Agriculture	9,130	—	9,137	—
Residential Mortgage	666	5	1,057	7
Residential Construction	248	4	666	8
Consumer	747	3	865	14
Total	$15,118	$478	$18,565	$49

Index
The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the nine months ended September 30, 2021 and September 30, 2020 was as follows:

($ in thousands)	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$342	$7	$1,424	$50
Commercial Real Estate	5,068	466	3,142	9
Agriculture	9,130	—	4,569	—
Residential Mortgage	848	18	1,068	22
Residential Construction	351	11	676	26
Consumer	750	5	598	16
Total	$16,489	$507	$11,477	$123

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

The Company had $10,553,000 and $2,325,000 in TDR loans as of September 30, 2021 and December 31, 2020, respectively. Specific reserves for TDR loans totaled $910,000 and $253,000 as of September 30, 2021 and December 31, 2020, respectively. TDR loans performing in compliance with modified terms totaled $10,455,000 and $2,260,000 as of September 30, 2021 and December 31, 2020, respectively. There were no commitments to advance additional funds on existing TDR loans as of September 30, 2021 and December 31, 2020.

On March 22, 2020, the Federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19, made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declaration relating to COVID-19. The Bank elected not to classify modifications that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

Loans modified as TDRs during the three months ended September 30, 2021 were as follows:

($ in thousands)	Three Months Ended September 30, 2021
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Agriculture	3	$9,130	$9,130
Consumer	1	494	494
Total	4	$9,624	$9,624

Index
Loans modified as TDRs during the nine months ended September 30, 2021 were as follows:

($ in thousands)	Nine Months Ended September 30, 2021
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Agriculture	3	$9,130	$9,130
Consumer	2	593	593
Total	5	$9,723	$9,723

There were no loans modified as TDRs during the three and nine months ended September 30, 2020.

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2021 and September 30, 2020.

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

The following table presents the risk ratings by loan class as of September 30, 2021 and December 31, 2020:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2021
Commercial	$154,312	$3,170	$8,179	$—	$—	$165,661
Commercial Real Estate	475,871	4,558	4,411	—	—	484,840
Agriculture	81,691	—	4,165	4,965	—	90,821
Residential Mortgage	74,883	—	317	—	—	75,200
Residential Construction	5,174	—	—	—	—	5,174
Consumer	17,111	—	681	—	—	17,792
Total	$809,042	$7,728	$17,753	$4,965	$—	$839,488

December 31, 2020
Commercial	$244,327	$10,731	$868	$—	$—	$255,926
Commercial Real Estate	431,381	9,255	13,417	—	—	454,053
Agriculture	83,493	—	11,555	—	—	95,048
Residential Mortgage	64,018	—	479	—	—	64,497
Residential Construction	4,223	—	—	—	—	4,223
Consumer	18,697	—	770	—	—	19,467
Total	$846,139	$19,986	$27,089	$—	$—	$893,214

Index
Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2021.

Three months ended September 30, 2021
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2021	$1,555	$7,338	$5,259	$634	$55	$186	$352	$15,379
Provision for loan losses	119	797	(3,227)	91	26	(55)	449	(1,800)

Charge-offs	(36)	—	—	—	—	(6)	—	(42)
Recoveries	415	—	—	—	—	49	—	464
Net recoveries	379	—	—	—	—	43	—	422
Balance as of September 30, 2021	$2,053	$8,135	$2,032	$725	$81	$174	$801	$14,001

Nine months ended September 30, 2021
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416
Provision for loan losses	(239)	220	(1,802)	90	(47)	(85)	363	(1,500)

Charge-offs	(383)	—	—	—	—	(12)	—	(395)
Recoveries	423	—	—	—	—	57	—	480
Net charge-offs	40	—	—	—	—	45	—	85
Balance as of September 30, 2021	$2,053	$8,135	$2,032	$725	$81	$174	$801	$14,001

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2021.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$818	$82	$7	$3	$—	$910
Loans collectively evaluated for impairment	2,053	8,135	1,214	643	74	171	801	13,091
Ending Balance	$2,053	$8,135	$2,032	$725	$81	$174	$801	$14,001

Index
The following table details activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2020.

Three months ended September 30, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2020	$2,338	$7,434	$1,655	$540	$245	$224	$1,195	$13,631
Provision for loan losses	(5)	1,075	225	133	(99)	(24)	(505)	800

Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	24	—	25
Net charge-offs	1	—	—	—	—	24	—	25
Balance as of September 30, 2020	$2,334	$8,509	$1,880	$673	$146	$224	$690	$14,456

Nine months ended September 30, 2020
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Provision for loan losses	151	1,663	(174)	207	(55)	(33)	491	2,250

Charge-offs	(184)	—	—	—	—	(13)	—	(197)
Recoveries	13	—	—	—	—	34	—	47
Net charge-offs	(171)	—	—	—	—	21	—	(150)
Balance as of September 30, 2020	$2,334	$8,509	$1,880	$673	$146	$224	$690	$14,456

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
The Company’s investment in loans as of September 30, 2021, September 30, 2020, and December 31, 2020 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2021
Loans individually evaluated for impairment	$33	$2,022	$9,130	$663	$246	$745	$12,839
Loans collectively evaluated for impairment	165,628	482,818	81,691	74,537	4,928	17,047	826,649
Ending Balance	$165,661	$484,840	$90,821	$75,200	$5,174	$17,792	$839,488

September 30, 2020
Loans individually evaluated for impairment	$1,109	$5,390	$9,130	$1,047	$661	$769	$18,106
Loans collectively evaluated for impairment	330,336	450,847	92,915	66,193	5,949	19,627	965,867
Ending Balance	$331,445	$456,237	$102,045	$67,240	$6,610	$20,396	$983,973

December 31, 2020
Loans individually evaluated for impairment	$1,024	$4,875	$9,130	$1,036	$652	$754	$17,471
Loans collectively evaluated for impairment	254,902	449,178	85,918	63,461	3,571	18,713	875,743
Ending Balance	$255,926	$454,053	$95,048	$64,497	$4,223	$19,467	$893,214

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2021 for cash proceeds equal to the fair value of the loans. The Company serviced real estate mortgage loans for others totaling $208,637,000 and $206,208,000 at September 30, 2021 and December 31, 2020, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020

Constant prepayment rate	17.95%	20.22%
Discount rate	9.50%	10.00%
Weighted average life (years)	4.53	3.96

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2021 and December 31, 2020. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2020	Additions	Reductions	September 30, 2021

Mortgage servicing rights	$1,628	$515	$(353)	$1,790
Valuation allowance	(386)	(24)	—	(410)
Mortgage servicing rights, net of valuation allowance	$1,242	$491	$(353)	$1,380

At September 30, 2021 and December 31, 2020, the estimated fair market value of the Company’s mortgage servicing rights assets was $1,380,000 and $1,242,000, respectively. The changes in fair value of mortgage servicing rights during 2021 was primarily due to changes in prepayment speeds.

The Company received contractually specified servicing fees of $136,000 and $134,000 for the three months ended September 30, 2021 and September 30, 2020, respectively. The Company received contractually specified servicing fees of $399,000 and $396,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Contractually specified servicing fees are included in non-interest income on the condensed consolidated statements of income, net of the amortization of the mortgage servicing rights assets.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

(in thousands)
September 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$78,610	$78,610	$—	$—
Securities of U.S. government agencies and corporations	100,658	—	100,658	—
Obligations of states and political subdivisions	39,696	—	39,696	—
Collateralized mortgage obligations	139,803	—	139,803	—
Mortgage-backed securities	258,343	—	258,343	—
Total investments at fair value	$617,110	$78,610	$538,500	$—

There were no transfers of assets measured at fair value on a recurring basis between level 1 and level 2 of the fair value hierarchy.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

(in thousands)
December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$38,891	$38,891	$—	$—
Securities of U.S. government agencies and corporations	106,558	—	106,558	—
Obligations of states and political subdivisions	32,882	—	32,882	—
Collateralized mortgage obligations	73,460	—	73,460	—
Mortgage-backed securities	183,289	—	183,289	—
Total investments at fair value	$435,080	$38,891	$396,189	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

(in thousands)
September 30, 2021	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$4,180	—	—	$4,180
Mortgage servicing rights	1,380	$—	$—	1,380
Total assets at fair value	$5,560	$—	$—	$5,560

(in thousands)
December 31, 2020	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$5,700	$—	$—	$5,700
Mortgage servicing rights	1,242	—	—	1,242
Total assets at fair value	$6,942	$—	$—	$6,942

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2021 and December 31, 2020.

Key methods and assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2021 and impaired loans as of December 31, 2020 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%.

Mortgage servicing rights	Discounted cash flows
Present value of expected future cash flows was estimated using a discount rate factor of 9.50% and 10.00% as of September 30, 2021 and December 31, 2020, respectively. A constant prepayment rate of 17.95% and 20.22% as of September 30, 2021 and December 31, 2020, respectively, was utilized.

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

Index
At September 30, 2021 certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan. Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy. When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are subject to impairment testing. All mortgage servicing rights are initially measured and recorded at fair value at the time loans are sold. The fair value of MSRs is determined based on the price that would be received to sell the MSRs in an orderly transaction between market participants at the measurement date. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the mortgage servicing rights, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. At September 30, 2021, the discount rate and constant prepayment rate used in measuring the fair value of the Company’s mortgage servicing rights was 9.50% and 17.95%, respectively.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2021 and December 31, 2020 were approximately as follows:

(in thousands)		September 30, 2021		December 31, 2020
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$415,628	$415,628	$267,177	$267,177
Certificates of deposit	2	13,511	13,785	16,923	17,455
Stock in Federal Home Loan Bank and other equity securities	3	7,097	7,097	6,480	6,480
Loans receivable:
Net loans	3	823,470	808,620	875,830	830,448
Loans held-for-sale	2	2,161	2,198	9,190	9,522
Interest receivable	2	4,743	4,743	5,099	5,099
Financial liabilities:
Deposits	3	1,749,657	1,727,097	1,478,162	1,457,051
Federal Home Loan Bank advances	2	—	—	5,000	4,996
Interest payable	2	66	66	59	59

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

Index
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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2021	December 31, 2020

Undisbursed loan commitments	$192,834	$189,097
Standby letters of credit	2,696	1,731
Commitments to sell loans	2,315	1,052
	$197,845	$191,880

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties. At September 30, 2021 and December 31, 2020, there were no financial standby letters of credit outstanding. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. Performance standby letters of credit totaled $2,696,000 and $1,731,000 at September 30, 2021 and December 31, 2020, respectively.  At September 30, 2021, the Bank had experienced no draws on these letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2021 and December 31, 2020, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Bank has set aside a reserve for unfunded commitments in the amount of $650,000 and $950,000  at September 30, 2021 and December 31, 2020, respectively, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

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

The following table presents the activity related to stock options for the three months ended September 30, 2021.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	597,947	$9.01
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	597,947	$9.01	$1,187,216	6.08
Exercisable (vested) at End of Period	394,704	$8.21	$1,099,470	5.11

The following table presents the activity related to stock options for the nine months ended September 30, 2021.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	607,631	$8.91
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(9,684)	3.31
Options outstanding at End of Period	597,947	$9.01	$1,187,216	6.08
Exercisable (vested) at End of Period	394,704	$8.21	$1,099,470	5.11

The intrinsic value of options exercised was $63,000 and $96,000 during the nine months ended September 30, 2021 and September 30, 2020, respectively. The fair value of awards vested was $182,000 and $149,000 during the nine months ended September 30, 2021 and September 30, 2020, respectively.

As of September 30, 2021, there was $211,000 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.93 years.

There was $34,000 and $109,000 of recognized compensation cost related to stock options granted for the three and nine months ended September 30, 2021, respectively.

Index
The following table presents the activity related to non-vested restricted stock for the three months ended September 30,2021.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	161,439	$10.47
Granted	—	—
Cancelled / Forfeited	(468)	10.55
Exercised/Released/Vested	(901)	10.01
Non-vested restricted stock outstanding at End of Period	160,070	$10.47	$1,752,767	2.60

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2021.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	148,699	$10.31
Granted	43,320	10.50
Cancelled / Forfeited	(468)	10.55
Exercised/Released/Vested	(31,481)	9.71
Non-vested restricted stock outstanding at End of Period	160,070	$10.47	$1,752,767	2.60

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2021 was $10.50 per share.

As of September 30, 2021, there was $845,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.60 years.

There was $105,000 and $306,000 of recognized compensation cost related to restricted stock awards for the three and nine months ended September 30, 2021, respectively.

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

As of September 30, 2021, there was $8,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $9,000 and $25,000 of recognized compensation cost related to ESPP issuances for the three and nine months ended September 30, 2021, respectively.

The weighted average fair value option at issuance date during the nine months ended September 30, 2021 was $2.38 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2021 is presented below.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Risk Free Interest Rate	0.10%	0.10%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	25.30%	25.30%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2021.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income (loss)
Balance as of June 30, 2021	$3,170	$(2,105)	$(53)	$1,012
Current period other comprehensive loss	(1,133)	—	—	(1,133)
Balance as of September 30, 2021	$2,037	$(2,105)	$(53)	$(121)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2021.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2020	$7,196	$(2,105)	$(53)	$5,038
Current period other comprehensive loss	(5,159)	—	—	(5,159)
Balance as of September 30, 2021	$2,037	$(2,105)	$(53)	$(121)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2020.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of June 30, 2020	$7,869	$(1,411)	$(16)	$6,442
Current period other comprehensive loss	(89)	—	—	(89)
Balance as of September 30, 2020	$7,780	$(1,411)	$(16)	$6,353

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2020.

(in thousands)	Unrealized Gains on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$1,561	$(1,411)	$(16)	$134
Current period other comprehensive income	6,219	—	—	6,219
Balance as of September 30, 2020	$7,780	$(1,411)	$(16)	$6,353

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic earnings per share:
Net income	$4,509	$3,425	$10,993	$8,809

Weighted average common shares outstanding	13,363,515	13,470,856	13,460,418	13,459,813
Basic EPS	$0.34	$0.25	$0.82	$0.65

Diluted earnings per share:
Net income	$4,509	$3,425	$10,993	$8,809

Weighted average common shares outstanding	13,363,515	13,470,856	13,460,418	13,459,813

Effect of dilutive shares	179,634	98,670	169,870	116,579

Adjusted weighted average common shares outstanding	13,543,149	13,569,526	13,630,288	13,576,392
Diluted EPS	$0.33	$0.25	$0.81	$0.65

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 255,190 shares and 424,475 shares for the three months ended September 30, 2021 and 2020, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares and 44,137 shares for the three months ended September 30, 2021 and 2020, respectively. Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 275,023 shares and 424,475 shares for the nine months ended September 30, 2021 and 2020, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 13,292 shares and 44,137 shares for the nine months ended September 30, 2021 and 2020, respectively.

Index
11.	LEASES

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2030. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and nonlease components. The Bank had no financing leases as of September 30, 2021.

Most leases include options to renew, with renewal terms that can extend the lease term from 3 to 10 years. The exercise of lease renewal options is at the Company’s sole discretion. Most leases are currently in the extension period. For the remaining leases with options to renew, the Company has not included the extended lease terms in the calculation of lease liabilities as the options are not reasonably certain of being exercised. Certain lease agreements include rental payments that are adjusted periodically for inflation. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.

The Company uses its FHLB advance fixed rates, which are its incremental borrowing rates for secured borrowings, as the discount rates to calculate lease liabilities.

The Company had right-of-use assets totaling $5,417,000 and $5,913,000 as of September 30, 2021 and December 31, 2020, respectively. The Company had lease liabilities totaling $5,949,000 and $6,453,000 as of September 30, 2021 and December 31, 2020, respectively. The Company recognized lease expenses totaling $293,000 and $312,000 for the three-month periods ended September 30, 2021 and 2020, respectively, and $878,000 and $932,000 for the nine-month periods ended September 30, 2021 and 2020, respectively. Lease expense is included in Occupancy and equipment expense on the Condensed Consolidated Statements of Income.

The table below summarizes the maturity of remaining lease liabilities at September 30, 2021:

(in thousands)	September 30, 2021
2021	$319
2022	1,178
2023	1,046
2024	889
2025	817
2026 and thereafter	2,192
Total lease payments	6,441
Less: interest	(492)
Present value of lease liabilities	$5,949

The following table presents supplemental cash flow information related to leases for the three and nine months ended September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$318	$302	$901	$851
Right-of-use assets obtained in exchange for new operating lease liabilities	285	—	285	221

The following table presents the weighted average operating lease term and discount rate as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Weighted-average remaining lease term – operating leases, in years	6.44	7.23
Weighted-average discount rate – operating leases	2.36%	2.43%

Index
12.	SHORT-TERM BORROWINGS

Short-term borrowings totaled $0 and $5,000,000 as of September 30, 2021 and December 31, 2020, respectively. This consisted of an advance with the FHLB through its COVID-19 Relief and Recovery Advances Program. The advance had a 0% interest rate and matured in the second quarter of 2021. The advance was secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans. As of September 30, 2021, the Company had a remaining collateral borrowing capacity with the FHLB of $298,769,000 and, at such date, also had unsecured formal lines of credit totaling $122,000,000 with correspondent banks.

Index
FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2020 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

●
Credit quality and provision for credit losses and management of asset quality and credit risk, expectations regarding collections and expectations regarding the forgiveness and SBA reimbursement and guarantee of loans made under the Paycheck Protection Program ("PPP") and the timing thereof

Index
●
Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, the adequacy of the allowance for loan losses, underwriting standards, and risk grading

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

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and "Risk Factors" and “Supervision and Regulation” in our 2020 Annual Report on Form 10-K, and in our other reports to the SEC.

Index
INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission (“SEC”), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Significant results and developments during the third quarter and year-to-date 2021 included:

•
Net income of $11.0 million for the nine months ended September 30, 2021, up 24.8% from $8.8 million earned for the same period last year.  Net income of $4.5 million for the three months ended September 30, 2021, up 31.7% from $3.4 million for the same period last year.

•
Diluted income per share of $0.81 for the nine months ended September 30, 2021, up 24.6% from diluted income per share of $0.65 in the same period last year.  Diluted income per share of $0.33 for the three months ended September 30, 2021, up 32.0% from diluted income per share of $0.25 for the same period last year.

•
Net interest income of $34.8 million for the nine months ended September 30, 2021, down 0.5% from $35.0 million for the same period last year.  Net interest income of $11.8 million for the three months ended September 30, 2021, down 4.8% from $12.4 million for the same period last year.

•
Net interest margin of 2.68% for the nine months ended September 30, 2021, down 18.5% from 3.29% for the same period last year.  Net interest margin of 2.58% for the three months ended September 30, 2021, down 18.4% from 3.16% for the same period last year.

•
Reversal of provision for loan losses of $1.5 million for the nine months ended September 30, 2021, compared to provision for loan losses of $2.3 million for the same period last year.  Reversal of provision for loan losses of $1.8 million for the three months ended September 30, 2021, compared to provision for loan losses of $0.8 million for the same period last year.  The reversal of provision for loan losses for the three and nine months ended September 30, 2021 was primarily attributed to a decrease in specific reserves on impaired loans to one borrower, coupled with an overall decrease in qualitative factors resulting from an improvement in economic conditions.

•	Total assets of $1.9 billion as of September 30, 2021, up 16.3% from $1.7 billion as of December 31, 2020.

•	Total net loans (including loans held-for-sale) of $825.6 million as of September 30, 2021, down 6.7% from $885.0 million as of December 31, 2020.

•	Total investment securities of $617.1 million as of September 30, 2021, up 41.8% from $435.1 million as of December 31, 2020.

•	Total deposits of $1.7 billion as of September 30, 2021, up 18.4% from $1.5 billion as of December 31, 2020.

Recent Developments Related to COVID-19

The coronavirus pandemic and the governmental actions in response to the pandemic, detailed in our Form 10-K for the year ended December 31, 2020, continue to have had an impact on our business.  Our commercial real estate loan portfolio exposure to industries most affected by the stay-at-home order and subsequent limitations on business activities included 10.5% to retail properties and business; 1.6% to restaurants; and 0.9% to the hospitality/hotel sector at September 30, 2021.  Loans to these customers are generally secured by real estate with moderate loan-to-value ratios and further supported by guarantors.

Index
In January 2021, the SBA reopened the PPP with an initial deadline of March 31, 2021.  On March 30, 2021, President Biden signed the PPP Extension Act of 2021 into law extending the PPP from March 31, 2021, to June 30, 2021.  However, the SBA did not accept new lender applications for first draw or second draw PPP loans submitted after May 31, 2021.  During this extension of the PPP, the Bank approved approximately 1,030 applications for loans covering approximately $115 million in funding.  These PPP loan originations resulted in approximately $5.4 million in processing fees from the SBA, which are being recognized as an adjustment to the effective yield over the loan's life and fully recognized in income upon repayment or forgiveness of the loan.  PPP processing fees totaling approximately $1.1 million and $2.1 million were recognized in interest income for the three-month periods ended September 30, 2021 and 2020, respectively.  PPP processing fees totaling approximately $3.5 million and $4.1 million were recognized in interest income for the nine-month periods ended September 30, 2021 and 2020, respectively.  This includes the amortization of PPP processing fees received in 2020, which are also being recognized as an adjustment to the effective yield over the loan's life and fully recognized in income upon repayment or forgiveness of the loan.  The Bank had unearned PPP processing fees totaling $3.9 million and $1.9 million as of September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021, the Bank received $198 million in payoffs and reimbursements on PPP loans from the SBA for the amounts forgiven pursuant to the terms of the PPP.  The Bank had PPP loans outstanding totaling $72 million and $155 million as of September 30, 2021 and December 31, 2020, respectively.  Of the $72 million in PPP loans outstanding as of September 30, 2021, $6 million were originated in the first and second phase of the PPP in 2020.  The Company expects that a significant portion of these loans will be forgiven during 2021 under the terms of the PPP, as borrowers satisfy the requirement of applying at least 60% of the loan proceeds to support their payroll expenses.  Loans which do not qualify for the forgiveness will remain on the Bank’s books, subject to the SBA’s guarantee.

Index
SUMMARY FINANCIAL DATA

The Company recorded net income of $10,993,000 for the nine months ended September 30, 2021, representing an increase of $2,184,000 or 24.8% from net income of $8,809,000 for the same period in 2020.  The Company recorded net income of $4,509,000 for the three months ended September 30, 2021, representing an increase of $1,084,000, or 31.7%, from net income of $3,425,000 for the same period in 2020.

The following tables present a summary of the results for the three and nine months ended September 30, 2021 and 2020, and a summary of financial condition at September 30, 2021 and December 31, 2020.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(dollars in thousands except for per share amounts)
For the Period:
Net Income	$4,509	$3,425	$10,993	$8,809
Basic Earnings Per Common Share	$0.34	$0.25	$0.82	$0.65
Diluted Earnings Per Common Share	$0.33	$0.25	$0.81	$0.65
Net Income to Average Assets (annualized)	0.94%	0.84%	0.81%	0.78%
Net Income to Average Equity (annualized)	11.62%	9.18%	9.71%	8.23%
Average Equity to Average Assets	8.11%	9.10%	8.34%	9.52%

	September 30, 2021	December 31, 2020

(in thousands except for ratios)
At Period End:
Total Assets	$1,924,456	$1,655,376
Total Investment Securities, at fair value	$617,110	$435,080
Total Loans, Net (including loans held-for-sale)	$825,631	$885,020
Total Deposits	$1,749,657	$1,478,162
Loan-To-Deposit Ratio	47.2%	59.9%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$851,221	$9,905	4.62%	$979,406	$10,815	4.38%
Certificate of deposits	13,358	69	2.05%	18,992	106	2.21%
Interest bearing due from banks	353,891	142	0.16%	205,410	54	0.10%
Investment securities, taxable	558,317	1,635	1.16%	318,983	1,500	1.87%
Investment securities, non-taxable (2)	28,569	153	2.12%	22,624	131	2.30%
Other interest earning assets	7,097	104	5.81%	6,480	82	5.02%
Total average interest-earning assets	1,812,453	12,008	2.63%	1,551,895	12,688	3.24%
Non-interest-earning assets:
Cash and due from banks	41,600			31,933
Premises and equipment, net	6,441			6,828
Interest receivable and other assets	38,869			36,056
Total average assets	$1,899,363			$1,626,712

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	428,485	64	0.06%	369,363	64	0.07%
Savings and MMDA’s	451,340	124	0.11%	406,133	167	0.16%
Time, $250,000 or less	39,509	27	0.27%	40,858	51	0.50%
Time, over $250,000	13,572	16	0.47%	13,679	32	0.93%
Total average interest-bearing liabilities	932,906	231	0.10%	830,033	314	0.15%
Non-interest-bearing liabilities:
Federal Home Loan Bank advances	—			10,000
Non-interest-bearing demand deposits	792,951			619,520
Interest payable and other liabilities	19,560			19,095
Total liabilities	1,745,417			1,478,648
Total average stockholders’ equity	153,946			148,064
Total average liabilities and stockholders’ equity	$1,899,363			$1,626,712
Net interest income and net interest margin (3)		$11,777	2.58%		$12,374	3.16%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $1,194 and $2,205 for the three months ended September 30, 2021 and 2020, respectively.  Loan fees for the three months ended September 30, 2021 and September 30, 2020 include $1,134 and $2,138 in PPP loan fees recognized, respectively.

(2)          Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)          Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$892,348	$29,616	4.44%	$884,681	$29,752	4.48%
Certificate of deposits	14,531	231	2.13%	19,876	342	2.29%
Interest bearing due from banks	305,667	272	0.12%	161,476	510	0.42%
Investment securities, taxable	485,291	4,612	1.27%	324,087	4,924	2.02%
Investment securities, non-taxable (2)	27,181	436	2.14%	19,624	355	2.41%
Other interest earning assets	6,860	289	5.63%	6,519	289	5.91%
Total average interest-earning assets	1,731,878	35,456	2.74%	1,416,263	36,172	3.40%
Non-interest-earning assets:
Cash and due from banks	38,326			33,698
Premises and equipment, net	6,458			6,578
Interest receivable and other assets	38,502			40,812
Total average assets	$1,815,164			$1,497,351

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	418,159	184	0.06%	349,501	303	0.12%
Savings and MMDA’s	432,662	345	0.11%	379,438	652	0.23%
Time, $250,000 or less	41,492	101	0.33%	39,563	165	0.56%
Time, over $250,000	14,253	56	0.53%	13,246	97	0.98%
Total average interest-bearing liabilities	906,566	686	0.10%	781,748	1,217	0.21%
Non-interest-bearing liabilities:
Federal Home Loan Bank Advances	2,418			5,109
Non-interest-bearing demand deposits	735,777			548,995
Interest payable and other liabilities	19,064			18,898
Total liabilities	1,663,825			1,354,750
Total average stockholders’ equity	151,339			142,601
Total average liabilities and stockholders’ equity	$1,815,164			$1,497,351
Net interest income and net interest margin (3)		$34,770	2.68%		$34,955	3.29%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $4,202 and $4,062 for the nine months ended September 30, 2021 and 2020, respectively.  Loan fees for the nine months ended September 30, 2021 and September 30, 2020 include $3,478 and $4,119 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)          Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2021			Three months ended June 30, 2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$851,221	$9,905	4.62%	$918,149	$10,474	4.58%
Certificates of deposit	13,358	69	2.05%	14,198	77	2.18%
Interest bearing due from banks	353,891	142	0.16%	292,371	67	0.09%
Investment securities, taxable	558,317	1,635	1.16%	471,995	1,491	1.27%
Investment securities, non-taxable (2)	28,569	153	2.12%	26,041	140	2.16%
Other interest earning assets	7,097	104	5.81%	6,995	103	5.91%
Total average interest-earning assets	1,812,453	12,008	2.63%	1,729,749	12,352	2.86%
Non-interest-earning assets:
Cash and due from banks	41,600			38,086
Premises and equipment, net	6,441			6,464
Interest receivable and other assets	38,869			41,338
Total average assets	$1,899,363			$1,815,637

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	428,485	64	0.06%	425,200	64	0.06%
Savings and MMDA’s	451,340	124	0.11%	437,113	116	0.11%
Time, $250,000 and under	39,509	27	0.27%	40,987	35	0.34%
Time, over $250,000	13,572	16	0.47%	15,028	16	0.43%
Total average interest-bearing liabilities	932,906	231	0.10%	918,328	231	0.10%
Non-interest-bearing liabilities:
Federal Home Loan Bank Advances	—			2,308
Non-interest-bearing demand deposits	792,951			725,415
Interest payable and other liabilities	19,560			18,240
Total liabilities	1,745,417			1,664,291
Total average stockholders’ equity	153,946			151,346
Total average liabilities and stockholders’ equity	$1,899,363			$1,815,637
Net interest income and net interest margin (3)		$11,777	2.58%		$12,121	2.81%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $1,194 and $2,144 for the three months ended September 30, 2021 and June 30, 2021, respectively.  Loan fees for the three months ended September 30, 2021 and June 30, 2021 include $1,134 and $1,584 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended September 30, 2021 over the three months ended September 30, 2020, the nine months ended September 30, 2021 over the nine months ended September 30, 2020, and the three months ended September 30, 2021 over the three months ended June 30, 2021.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended September 30, 2021 Over Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021 Over Nine Months Ended September 30, 2020			Three Months Ended September 30, 2021 Over Three Months Ended June 30, 2021
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$(1,470)	$560	$(910)	$195	$(331)	$(136)	$(672)	$103	$(569)
Certificates of Deposit	(29)	(8)	(37)	(88)	(23)	(111)	(5)	(3)	(8)
Due From Banks	48	40	88	271	(509)	(238)	16	59	75
Investment Securities - Taxable	841	(706)	135	1,909	(2,221)	(312)	274	(130)	144
Investment Securities - Non-taxable	32	(10)	22	125	(44)	81	16	(3)	13
Other Assets	8	14	22	15	(15)	—	2	(1)	1
	$(570)	$(110)	$(680)	$2,427	$(3,143)	$(716)	$(369)	$25	$(344)

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$9	$(9)	$—	$56	$(175)	$(119)	$—	$—	$—
Savings & MMDAs	16	(59)	(43)	79	(386)	(307)	8	—	8
Time Certificates	(2)	(38)	(40)	48	(153)	(105)	(5)	(3)	(8)

	$23	$(106)	$(83)	$183	$(714)	$(531)	$3	$(3)	$—

Increase (Decrease) in Net Interest Income:	$(593)	$(4)	$(597)	$2,244	$(2,429)	$(185)	$(372)	$28	$(344)

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $148,451,000, or 55.6%, increase in cash and cash equivalents, a $3,412,000, or 20.2%, decrease in certificates of deposit, a $182,030,000, or 41.8%, increase in investment securities available-for-sale, a $52,360,000, or 6.0%, decrease in net loans held-for-investment, and a $7,029,000, or 76.5%, decrease in loans held-for-sale from December 31, 2020 to September 30, 2021.  The increase in cash and cash equivalents was primarily due to an increase in deposit balances.  The decrease in certificates of deposit was due to maturities of certificates of deposit and allocating the cash flows from those maturities towards additional purchases of available-for-sale securities.  The increase in investment securities was due to allocating cash flows from deposits towards purchases of investment securities.  The decrease in net loans held-for-investment was primarily due to SBA forgiveness payments on PPP loans totaling $198 million, which was partially offset by originations of PPP loans totaling $115 million and commercial real estate loan purchases totaling approximately $47.1 million as of September 30, 2021.   The decrease in loans held-for-sale was due to the timing of funding and sale of the loans held-for-sale pipeline.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $271,495,000, or 18.4%, from December 31, 2020 to September 30, 2021.  The overall increase in total deposits was primarily attributable to PPP loans originated in the first half of 2021, new customer relationships gained as a result of our PPP lending activities, and increased savings rates driven by the economic uncertainties due to the coronavirus pandemic.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee made no changes to the Federal Funds target of 0.00% to 0.25% during the nine months ended September 30, 2021.

Interest income on loans for the nine months ended September 30, 2021 was down 0.5% from the same period in 2020, decreasing from $29,752,000 to $29,616,000, and was down 8.4% for the three months ended September 30, 2021 over the same period in 2020, decreasing from $10,815,000 to $9,905,000.  The decrease in interest income on loans was primarily due to a decrease in PPP fee recognition and lower yields earned on newly originated loans and loans repricing at lower rates, which was partially offset by interest recognized on CARES Act loan forbearances that were previously not accruing interest and the recovery of interest on nonaccrual loans to one borrower that paid off during the quarter ended September 30, 2021.  PPP processing fees totaling approximately $3.5 million and $4.1 million were recognized in interest income for the nine-month periods ended September 30, 2021 and 2020, respectively.  PPP processing fees totaling approximately $1.1 million and $2.1 million were recognized in interest income for the three-month periods ended September 30, 2021 and 2020, respectively.  The Bank had unearned PPP processing fees totaling approximately $3.9 million as of September 30, 2021, which will continue to be recognized over the remaining life of the PPP loans.

In the second quarter of 2020, the Bank made a policy election to cease interest recognition for loans provided temporary full payment deferrals during the term of the forbearance period (generally ranging from three to six months) under Section 4013 of the CARES Act.  Upon completion of the payment forbearance period, and resumption of performance under the original loan terms, the foregone interest is capitalized as deferred interest and recognized as a yield adjustment over the remaining loan term.  Loans on interest-only plans continued to accrue interest income given continued payment performance over the course of the forbearance period.  A majority of loans completed their forbearance period during the fourth quarter of 2020 and the remaining loans completed their forbearance period in 2021.  There were no forbearance loans at September 30, 2021.  The Bank recognized approximately $594,000 and $110,000 in deferred interest for the nine-month periods ended September 30, 2021 and 2020, respectively.  The Bank recognized approximately $128,000 and $110,000 in deferred interest for the three-month periods ended September 30, 2021 and 2020, respectively.

Interest income on certificates of deposit for the nine months ended September 30, 2021 was down 32.5% from the same period in 2020, decreasing from $342,000 to $231,000, and was down 34.9% for the three months ended September 30, 2021 over the same period in 2020, decreasing from $106,000 to $69,000.  The decrease in interest income on certificates of deposit for the three and nine months ended September 30, 2021 as compared to the same periods a year ago was primarily due to a decrease in average balances of certificates of deposit and a 16 basis point decrease in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2021 was down 46.7% from the same period in 2020, decreasing from $510,000 to $272,000, and was up 163.0% for the three months ended September 30, 2021 over the same period in 2020, increasing from $54,000 to $142,000.  This income is primarily derived from interest on excess reserves held at the Federal Reserve.  The decrease in interest income on interest-bearing due from banks for the nine months ended September 30, 2021 as compared to the same period a year ago was primarily due to reductions in the Federal Funds Rate in March of 2020 resulting in a 30 basis point decrease in yield on interest-bearing due from banks, which was partially offset by an increase in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended September 30, 2021 as compared to the same period a year ago was primarily due to an increase in average balances of interest-bearing due from banks and a 6 basis point increase in yield on interest-bearing due from banks.

Index
Interest income on investment securities available-for-sale for the nine months ended September 30, 2021 was down 4.4% from the same period in 2020, decreasing from $5,279,000 to $5,048,000, and was up 9.6% for the three months ended September 30, 2021 over the same period in 2020, increasing from $1,631,000 to $1,788,000.  The decrease in interest income on investment securities for the nine months ended September 30, 2021 as compared to the same period a year ago was primarily due to a 73 basis point decrease in investment yields, which was partially offset by an increase in average investment securities.  The increase in interest income on investment securities for the three months ended September 30, 2021 as compared to the same period a year ago was primarily due to  an increase in average investment securities, which was partially offset by a 68 basis point decrease in investment yields.

Interest income on other earning assets totaled $289,000 for each of the nine-month periods ended September 30, 2021 and September 30, 2020, and was up 26.8% for the three months ended September 30, 2021 over the same period in 2020, increasing from $82,000 to $104,000.  This income is primarily derived from dividends received by the Federal Home Loan Bank.  The increase in interest income on other earning assets for the three months ended September 30, 2021 as compared to the same period a year ago was primarily due to a 79 basis point increase in yield on other earning assets and an increase in average balances of other earning assets.

The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2021 and September 30, 2020.

Interest Expense

Interest expense on deposits for the nine months ended September 30, 2021 was down 43.6% from the same period in 2020, decreasing from $1,217,000 to $686,000, and was down 26.4% for the three months ended September 30, 2021 over the same period in 2020, decreasing from $314,000 to $231,000.  The decrease in interest expense during the nine months ended September 30, 2021 was primarily due to an 11 basis point decrease in the Company's average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.  The decrease in interest expense during the three months ended September 30, 2021 was primarily due to a 5 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.

Provision for Loan Losses

Reversal of provision for loan losses totaled $1,500,000 for the nine months ended September 30, 2021 compared to provision for loan losses of $2,250,000 for the same period in 2020.  Reversal of provision for loan losses of $1,800,000 for the three months ended September 30, 2021 compared to provision for loan losses of $800,000 for the same period in 2020.  The allowance for loan losses was approximately $14,001,000 or 1.67% of total loans, at September 30, 2021, compared to $15,416,000, or 1.73% of total loans, at December 31, 2020.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

The reversal of provision for loan losses during the three and nine months ended September 30, 2021 was primarily due to the decrease in specific reserves on impaired loans to one borrower, coupled with an overall decrease in qualitative factors resulting from an improvement in economic conditions.

Provision for Unfunded Lending Commitment Losses

Reversal of unfunded lending commitment losses totaled $300,000 for the nine months ended September 30, 2021 compared to provision for unfunded lending commitment losses of $110,000 for the same period in 2020.  There was no provision for unfunded lending commitment losses for the three months ended September 30, 2021 and September 30, 2020.  The reversal of unfunded commitment losses for the nine months ended September 30, 2021 was primarily due to decreases in qualitative factors resulting from an improvement in economic conditions.

Provisions for unfunded lending commitment losses are included in other non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was up 5.2% for the nine months ended September 30, 2021 from the same period in 2020, increasing from $5,686,000 to $5,982,000.

Index
The increase was primarily due to increases in service charges on deposit accounts, loan servicing income, and debit card income, which was partially offset by decreases in gains on sales of loans held-for-sale and gains on sales of available for sale securities.  The increase in service charges on deposit accounts was primarily due to the Bank’s decision in the prior year to waive overdraft/NSF fees for all business and consumer customers.  The decision to waive overdraft/NSF fees was in response to the COVID-19 pandemic and began in March 2020 and expired on August 1, 2020.  The increase in loan servicing income was primarily due to mortgage servicing assets booked coupled with a decrease in impairment expense recognized on mortgage servicing rights assets due to a decrease in prepayment rate assumptions as compared to December 31, 2020.  The increase in debit card income was primarily due to an increase in transaction volumes.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in loan origination volumes.  The decrease in gains on sales/calls of available-for-sale securities was primarily due to the sale of municipal, agency, and U.S. Treasury securities at a net loss.

Non-interest income was down 20.1% for the three months ended September 30, 2021 from the same period in 2020, decreasing from $2,389,000 to $1,908,000.

The decrease was primarily due to decreases in gains on sales of loans held-for-sale and gains on sales of available-for-sale securities, which was partially offset by increases in service charges on deposit accounts.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in loan origination volumes.  The decrease in gains on sales/calls of available-for-sale securities was primarily due to the sale of municipal, agency, and U.S. Treasury securities at a net loss.  The increase in service charges on deposit accounts was primarily due to the Bank’s decision in the prior year to waive overdraft/NSF fees for all business and consumer customers.  The decision to waive overdraft/NSF fees was in response to the COVID-19 pandemic and began in March 2020 and expired on August 1, 2020.

Non-Interest Expenses

Total non-interest expenses were up 2.9% for the nine months ended September 30, 2021 from the same period in 2020, increasing from $26,327,000 to $27,091,000.

The increase was primarily due to increases in data processing and other expenses, which was partially offset by decreases in occupancy and equipment.  The increase in data processing expenses was primarily due to costs associated with enhanced IT infrastructure coupled with the implementation of a digital lending platform for PPP loans in the first quarter of 2021.  The increase in other expenses was primarily due to increases in FDIC assessments, loan collection expense, and debit card expense, which was partially offset by the reversal of unfunded lending commitment losses.  The decrease in occupancy and equipment expense was primarily due to decreased rent as a result of the lease termination of the former trust office in the fourth quarter of 2020 and a decrease in depreciation expense.

Total non-interest expenses were down 0.2% for the three months ended September 30, 2021 from the same period in 2020, decreasing from $9,250,000 to $9,234,000.

The decrease was primarily due to decreases in salaries and employee benefits and occupancy and equipment, which was partially offset by increases in data processing.  The decrease in salaries and employee benefits was primarily due a decrease in full-time equivalent employees, which was partially offset by an increase in profit sharing expense.  The decrease in occupancy and equipment expense was primarily due to decreased rent as a result of the lease termination of the former trust office in the fourth quarter of 2020 and a decrease in depreciation expense.  The increase in data processing expenses was primarily due to costs associated with enhanced IT infrastructure coupled with the implementation of a digital lending platform for PPP loans in 2021.

Index
The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2021 and 2020.

	(in thousands)
	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Other non-interest expenses
(Reversal of) provision for unfunded loan commitments	$—	$—	$(300)	$110
FDIC assessments	170	108	425	238
Contributions	29	18	109	99
Legal fees	53	59	226	268
Accounting and audit fees	115	114	346	342
Consulting fees	123	158	340	352
Postage expense	35	49	120	115
Telephone expense	36	32	104	92
Public relations	32	24	89	116
Training expense	26	12	61	54
Loan origination expense	29	55	149	165
Computer software depreciation	17	18	50	52
Sundry losses	34	47	202	126
Loan collection expense	85	154	680	256
Debit card expense	238	166	646	403
Other non-interest expense	289	312	864	890

Total other non-interest expenses	$1,311	$1,326	$4,111	$3,678

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes increased 28.1% for the nine months ended September 30, 2021 from the same period in 2020, increasing from $3,255,000 to $4,168,000, and increased 35.3% for the three months ended September 30, 2021 from the same period in 2020, increasing from $1,288,000 to $1,742,000.  The increase in provision for income taxes was primarily due to an increase in pre-tax income.  The effective tax rate was 27.5% and 27.0% for the nine months ended September 30, 2021 and September 30, 2020, respectively.  The effective tax rate was 27.9% and 27.5% for the three months ended September 30, 2021 and September 30, 2020, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2021	December 31, 2020

Undisbursed loan commitments	$192,834	$189,097
Standby letters of credit	2,696	1,731
Commitments to sell loans	2,315	1,052
	$197,845	$191,880

The reserve for unfunded lending commitments amounted to $650,000 and $950,000 as of September 30, 2021 and December 31, 2020, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2021 and December 31, 2020:

	At September 30, 2021			At December 31, 2020
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$33	$33	$—	$363	$63	$300
Commercial real estate	2,022	26	1,996	4,875	34	4,841
Agriculture	9,130	—	9,130	9,130	—	9,130
Residential mortgage	142	—	142	153	—	153
Residential construction	—	—	—	—	—	—
Consumer	681	—	681	690	—	690
Total non-accrual loans	$12,008	$59	$11,949	$15,211	$97	$15,114

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

Non-accrual loans amounted to $12,008,000 at September 30, 2021 and were comprised of one commercial loan totaling $33,000, two commercial real estate loans totaling $2,022,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $142,000, and three consumer loans totaling $681,000.  Non-accrual loans amounted to $15,211,000 at December 31, 2020 and were comprised of four commercial loans totaling $363,000, three commercial real estate loans totaling $4,875,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $153,000 and five consumer loans totaling $690,000. If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Nonaccrual loans, which are non-performing impaired loans, totaled $12,008,000 and $15,211,000 as of September 30, 2021 and December 31, 2020, respectively.  A restructuring of a loan can constitute a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  A loan that is restructured as a TDR is considered an impaired loan.  Performing impaired loans, which consisted of loans modified as TDRs, totaled $831,000 and $2,260,000 at September 30, 2021 and December 31, 2020, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  The majority of the non-performing impaired loans, in management's opinion, were adequately collateralized based on recently obtained appraised property values or were guaranteed by a governmental entity.  See “Allowance for Loan Losses” below for additional information.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

Index
On March 22, 2020, the Federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19, made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declaration relating to COVID-19. The Bank elected not to classify modifications that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $3,165,000, or 20.9%, to $11,949,000 during the first nine months of 2021.  Non-performing assets, net of guarantees, represented 0.6% of total assets at September 30, 2021.

	At September 30, 2021			At December 31, 2020
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$12,008	$59	$11,949	$15,211	$97	$15,114
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	12,008	59	11,949	15,211	97	15,114
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$12,008	$59	$11,949	$15,211	$97	$15,114

Non-performing loans (net of guarantees) to total loans			1.4%			1.7%
Non-performing assets (net of guarantees) to total assets			0.6%			0.9%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			117.2%			102.0%

The Company had no loans 90 days or more past due and still accruing at September 30, 2021 and December 31, 2020.

Excluding the non-performing loans cited previously, loans totaling $10,710,000 and $11,878,000 were classified as substandard or doubtful loans, representing potential problem loans at September 30, 2021 and December 31, 2020, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at September 30, 2021 and December 31, 2020.  The ratio of the Allowance for Loan Losses to total loans at September 30, 2021 and December 31, 2020 was 1.67% and 1.73%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of September 30, 2021 and December 31, 2020.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine months ended September 30, 2021 and 2020, and for the year ended December 31, 2020:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2021	2020	2020

Balance at beginning of period	$15,416	$12,356	$12,356
(Reversal of) provision for loan losses	(1,500)	2,250	3,050
Loans charged-off:
Commercial	(383)	(184)	(212)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	(12)	(13)	(15)

Total charged-off	(395)	(197)	(227)

Recoveries:
Commercial	423	13	201
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	57	34	36

Total recoveries	480	47	237

Net recoveries (charge-offs)	85	(150)	10

Balance at end of period	$14,001	$14,456	$15,416

Ratio of net recoveries (charge-offs) to average loans outstanding during the period (annualized)	0.01%	(0.02%)	0.00%
Allowance for loan losses
To total loans at the end of the period	1.67%	1.47%	1.73%
To non-performing loans, net of guarantees at the end of the period	117.2%	92.7%	102.0%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2021, the Company had the following deposit mix: 26.2% in savings and MMDA deposits, 3.0% in time deposits, 24.3% in interest-bearing transaction deposits and 46.5% in non-interest-bearing transaction deposits.  At December 31, 2020, the Company had the following deposit mix: 26.1% in savings and MMDA deposits, 3.8% in time deposits, 26.4% in interest-bearing transaction deposits and 43.7% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increase the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.

Maturities of time certificates of deposits of over $250,000 outstanding at September 30, 2021 and December 31, 2020 are summarized as follows:

	(in thousands)
	September 30, 2021	December 31, 2020
Three months or less	$2,329	$5,110
Over three to twelve months	4,223	5,877
Over twelve months	6,825	3,656
Total	$13,377	$14,643

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 47.2% on September 30, 2021.  In addition, on September 30, 2021, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $15,763,000 in securities due within one year or less; and $136,605,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at September 30, 2021.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at September 30, 2021 of $298,769,000; credit availability is subject to certain collateral requirements.

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

As of September 30, 2021, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2021.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$152,701	8.05%	5.0%
Common Equity Tier 1	$152,701	16.34%	6.5%
Tier 1 Risk-Based	$152,701	16.34%	8.0%
Total Risk-Based	$164,419	17.59%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2021, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2021.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2021, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2020 Form 10-K, which is incorporated by reference herein, and to the following:

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $14.0 million, or 1.67% of total loans, at September 30, 2021, compared to $15.4 million, or 1.73% of total loans, at December 31, 2020, and 117.2% of total non-performing loans, net of guaranteed portions, at September 30, 2021, compared to 102.0% of total non-performing loans, net of guaranteed portions, at December 31, 2020.  Reversal of provision for loan losses totaled $1.5 million for the nine months September 30, 2021, compared to provision for losses of $2.3 million for the same period in 2020.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At September 30, 2021, approximately 76% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies or our market areas in particular; however, the pandemic has dramatically and adversely impacted economic conditions and can be expected to result in prolonged continuing or worsening recessionary economic and financial market conditions.  In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter-in-place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities was dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of June 15, 2021, the Governor of the State of California terminated the executive orders that put into place the stay-at-home order and phased out the vast majority of executive actions issued since March 2020 as part of the state’s pandemic response, including physical distancing, capacity limits on businesses, and the county tier system. The new public health order effective June 15, 2021, supersedes all prior health orders and has limited restrictions only related to masking and so-called “mega events”, as well as settings serving children and youth. As of this time, with increased circulation of COVID-19 variants, including the highly-contagious Delta variant, in California, as well as other parts of the U.S., and the recent reinstatement of indoor mask mandates or recommendations by certain county health departments in California, it is impossible to predict whether the California state government, and/or the county health departments in our market area, may re-impose limits on businesses in certain sectors, including capacity and other restrictions.  The value of the Bank’s real estate collateral has been, and could in the future continue to be, adversely affected by this prolonged reduction in economic activity and the economic recession in California, which has had resulting adverse impacts, which could be material, on the real estate market in Northern California.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At September 30, 2021, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 75% and 1%, respectively, of the total loans in the Bank’s portfolio.  At September 30, 2021, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California further deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Index
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On May 20, 2021, the Company approved a new stock repurchase program effective June 15, 2021.  The new stock repurchase program, which will remain in effect until June 14, 2023, allows repurchases by the Company in an aggregate amount of no more than 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represents total shares of 547,203 eligible for repurchase.  The Company repurchased 82,549 shares and 132,334 shares of the Company’s outstanding common stock during the second quarter ended June 30, 2021 and third quarter ended September 30, 2021, respectively.

The Company made the following purchases of its common stock during the nine months ended September 30, 2021:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
June 1 - June 30, 2021	82,549	11.15	82,549	464,654
July 1 - July 31, 2021	-	-	-	464,654
August 1 - August 31, 2021	102,693	10.95	102,693	361,961
September 1 - September 30, 2021	29,641	11.02	29,641	332,320

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 4, 2021	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)