Form 10-K
period 2021-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2022-03-14
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number 000-30707
First Northern Community Bancorp
(Exact name of Registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N First St., Dixon, CA	95620
(Address of principal executive offices)	(Zip Code)

707-678-3041
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbols(s)	Name of each exchange on which registered
None	Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐	No ☒

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2021 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2021) was $139,650,593.

The number of shares of the registrant’s Common Stock outstanding as of March 7, 2022 was 13,267,243.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2022 Annual Meeting of Shareholders.

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

●
The effect of possible changes in the initiatives and policies of the federal bank regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, Securities and Exchange Commission and other accounting standard setters

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

●	The possible effects of the 2020 national election and the change in Administration and Congress

●	The possible adverse impacts on the banking industry and our business from a period of significant, prolonged inflation

●	Descriptions of assumptions underlying or relating to any of the foregoing

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

The Bank has eleven full-service branches located in the cities of Auburn, Davis, Dixon, Fairfield, Rancho Cordova, Roseville, Sacramento, Vacaville, West Sacramento, Winters and Woodland. The Bank has one satellite banking office inside a retirement community in the city of Davis and a residential mortgage loan office in Davis. The Bank engages financial advisors, through Raymond James Financial Services, Inc., who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in West Sacramento, Davis and Auburn. The Bank also has a commercial loan office in the Contra Costa County city of Walnut Creek that serves the East Bay Area’s small- to medium-sized business lending needs. The Bank’s operations center is located in Dixon and provides back-office support including information services, central operations, and the central loan department.  In 2019, the Bank opened an additional administrative office in Sacramento.

The Bank is in the commercial banking business and generates most of its revenue by providing a wide range of products and services to small- and medium-sized businesses and individuals including accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans. It also issues cashier’s checks, rents safe deposit boxes, and provides other customary banking services.

First Northern offers a broad range of alternative investment products, fiduciary and other financial services through Raymond James Financial Services, Inc.  First Northern also offers equipment leasing, credit cards, merchant card processing, payroll services, and limited international banking services through third parties.

The Bank’s principal source of revenue comes from interest income. Interest income is primarily derived from interest and fees on loans and leases, interest on investments, and due from banks interest bearing accounts. For the year ended December 31, 2021, these sources comprised approximately 83%, 15%, and 2%, respectively, of the Company’s interest income.

The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and all deposit accounts are insured by the FDIC to the maximum amount permitted by law, currently $250,000 per depositor. Most of the Bank’s deposits are attracted from the market of northern and central Solano County, southern and central Yolo County and Placer County. The Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one which would have a materially adverse impact on the business of the Bank. A material portion of the Bank’s deposits are not concentrated within a single industry group of related industries.

As of December 31, 2021, the Company had consolidated assets of approximately $1.90 billion, liabilities of approximately $1.75 billion and stockholders’ equity of approximately $150.9 million. The Company and its subsidiaries employed 190 full-time-equivalent employees as of December 31, 2021.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Supervision and Regulation of the Bank

The Bank is subject to regulation, supervision and regular examination by the Financial Institutions Division of the California Department of Financial Protection and Innovation (“DFPI”) and the FDIC.  The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements.  While the Bank is not a member of the FRB, it is directly subject to certain regulations of the FRB dealing with such matters as check clearing activities, establishment of banking reserves, Truth-in-Lending (“Regulation Z”), and Equal Credit Opportunity (“Regulation B”).  The Bank is also subject to regulations of (although not direct supervision and examination by) the Consumer Financial Protection Bureau (“CFPB”), which was created by the Dodd-Frank Act. Among the CFPB’s responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.

The banking industry is also subject to significantly increased regulatory controls and processes regarding the Bank Secrecy Act and anti-money laundering laws.  Over the past decade, a number of banks and bank holding companies announced the imposition of regulatory sanctions, including regulatory agreements and cease and desist orders and, in some cases, fines and penalties, by the bank regulators due to failures to comply with the Bank Secrecy Act and other anti-money laundering legislation.  In a number of these cases, the fines and penalties have been significant.  Failure to comply with these additional requirements may also adversely affect the Bank’s ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions.

Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, and investment and lending activities.

California law permits a state-chartered bank to invest in the stock and securities of other corporations, subject to a state-chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the DFPI.  Federal banking laws, however, impose limitations on the activities and equity investments of state-chartered, federally insured banks.  The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank.  FDIC rules also prohibit a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund.  The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those activities that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto.  Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

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

Pursuant to IMLAFATA, the Secretary of the Treasury, in consultation with the heads of other government agencies, has adopted measures applicable to banks, bank holding companies, and/or other financial institutions.  These measures include enhanced record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

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

Certain state laws and regulations designed to protect the privacy and security of customer information also apply to us and our subsidiaries, including laws requiring notification to affected individuals and regulators of data security breaches. For additional information, see “Information security breaches or other technological difficulties could adversely affect the Company” in Part I, Item 1A. “Risk Factors” in this report.

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

In November 2020, California voters approved state-wide Proposition 24, also known as the California Privacy Rights and Enforcement Act of 2020 (the “CPREA”) which expanded and amended certain provisions of the CCPA and created the California Privacy Protection Agency to enforce privacy rights for Californians and impose fines for violations of such rights.  The CPREA requires businesses to not share a consumer’s personal information upon the consumer’s request, provides consumers with an opt-out option for having their sensitive personal information used or disclosed for advertising or marketing, to obtain permission for collecting data on certain minors, and to correct a consumer’s inaccurate information upon the consumer’s request.  It also removed the ability of businesses to remedy violations before being penalized for violations and increased the penalties for such violations.  Most of the provisions of the CPREA will take effect in 2023 but some portions, such as the creation of the new state agency, went into effect immediately.  The impact of these laws on the business of the Bank is yet to be determined, but they could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers.

Capital Standards

The FRB and the federal banking agencies have in place risk-based capital standards applicable to U.S. bank holding companies and banks.  In July 2013, the FRB and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the guidelines published by the Basel Committee on Banking Supervision (“Basel Committee”) known as the Basel III Global Regulatory Framework for Capital and Liquidity.  The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.   These rules adopted by the FRB and the other federal banking agencies (“the U.S. Basel III Capital Rules”) replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules, in accordance with certain transition provisions.

Banks, such as First Northern, became subject to these rules on January 1, 2015.  The rules implement higher minimum capital requirements, include a common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  The final rules provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  First Northern believes that it was in compliance with these requirements at December 31, 2021.

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

In August of 2020, the federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020.  The rule provides an optional, simplified measure of capital adequacy.  Under the optional CBLR framework, the CBLR was 8.5% through calendar year 2021 and 9% thereafter.  The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule.  At the present time, the Company and the Bank do not intend to elect to use the CBLR framework.

The following table presents the capital ratios for the Bank as of December 31, 2021 (calculated in accordance with the Basel III capital rules):

	The Bank
	2021		Adequately Capitalized Ratio*	Well Capitalized Ratio
	Capital	Ratio
Tier 1 Leverage Capital (to Average Assets)	$154,436	7.9%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	154,436	15.3%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	154,436	15.3%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	166,889	16.8%	8.0%	10.0%

* Ratio for regulatory requirement excludes the capital conservation buffer of 2.50%.

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

In January 2014, the Basel Committee issued an updated version of its leverage ratio and disclosure guidance (“Basel III leverage ratio”).  The Basel Committee guidance continues to set a minimum Basel III leverage ratio of 3%.  The Basel Committee, in December 2017, adopted further revisions to the Basel III capital standards (“Basel IV”) which refined the definition of the leverage ratio “exposure measures” (the Basel III term for non risk-weighted assets).  Beginning January 1, 2023, the updates to the leverage ratio will be implemented.

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

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in one of five capital categories ranging from “well-capitalized” to “critically under-capitalized.”

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “under-capitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to increased restrictions on its operations.  Management believes that at December 31, 2021, the Company and the Bank exceeded the required ratios for classification as “well capitalized.”  Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital.  An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must generally guarantee compliance with the plan.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.  Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as a further basis for a regulatory action against the holding company.

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

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category.  The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures.  The FDIC also has the authority to impose special assessments at any time it estimates that DIF reserves could fall to a level that would adversely affect public confidence.  In September, 2020, the FDIC board of directors voted to adopt a restoration plan to restore the DIF reserve ratio to at least 1.35% within 8 years as required by the FDIC Act.  This action was in response to the reserve ratio dropping to 1.30% primarily due to the inflow of more than $1 trillion in estimated insured deposits in the first six month of 2020 resulting mainly from the pandemic, monetary policy actions, direct government assistance and an overall reduction in spending.  No change was made in the current schedule of assessment rates for all insured depository institutions.  Deposit insurance assessments and assessment rates are subject to change by the FDIC and can be impacted by the overall economy and the stability of the banking industry as a whole.  There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.  The ultimate effect on our business of legislative, regulatory and economic developments on the DIF cannot be predicted with certainty.

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

On January 9, 2020, the FDIC and the Office of the Comptroller of the Currency (“OCC”) published a notice of proposed rule-making intended to modernize and strengthen the CRA regulations to better achieve their underlying statutory purpose by clarifying which activities qualify for CRA credit, updating where activities count for CRA credit, creating a more transparent and objective method for measuring CRA performance, and providing for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting.  Later in 2020, the OCC adopted the new rule, which will apply to national banks, but the FDIC declined to take action on its proposed rule, thus leaving in place the existing CRA regulatory framework.  It cannot be predicted at this time as to whether the FDIC will eventually adopt such a proposed rule and, if it does so, what impact this rule may have on FDIC-supervised institutions, such as the Bank.

Certain CFPB Rules

The Consumer Financial Protection Bureau (“CFPB”) has adopted an Ability-to-Repay rule that all newly originated residential mortgages must meet. The Ability-to-Repay rule establishes guidelines that the lender must follow when reviewing an applicant’s income, obligations, assets, liabilities, and credit history and requires that the lender make a reasonable and good faith determination of an applicant’s ability to repay the loan according to its terms. Lenders will be presumed to have met the Ability-to-Repay rule by originating loans that meet the criteria for “Qualified Mortgages”, which are set forth in detail in the rule. The mortgage loans originated by the Bank with the intent to sell them to Freddie Mac meet the Qualified Mortgage criteria.

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

Overdraft and Interchange Fees

The FRB’s Regulation E imposes restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the FRB to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the rule, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation.  This regulation has resulted in decreased revenues and increased compliance costs for the banking industry and the Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments.

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

The pandemic began in the first quarter 2020 and continued to 2021.  In response to the pandemic, the Bank proactively developed a COVID-19 Customer Support Plan designed to provide relief to those business and consumer customers financially impacted by the pandemic.  Among other actions, the Bank has offered loan assistance for those impacted by COVID-19, including waiver of late fees for qualifying consumer, small business, commercial and agricultural loan customers for an initial period of 60 days which began in March 2020 and was later extended into the third quarter (waiver of late fees  expired on October 1, 2020); payment relief options; delinquencies resulting from impacts of COVID-19 will not be reported to the credit reporting bureaus; access to loan programs, including the Paycheck Protection Program (“PPP”) of the Small Business Administration (“SBA”) and the Bank’s strong relationship with the State of California’s I-Bank; deposit account assistance, including waiver of overdraft/non-sufficient funds fees for all business and consumer customers for an initial period of 60 days which began in March 2020 and was later extended to the third quarter of 2020 (the auto-waiver period expired on August 1, 2020); increased debit card limits on a case-by-case basis for consumer clients; deposit customer access to surcharge-free ATMs at over 50 locations within the Bank’s local footprint and hundreds more throughout the state through the Bank’s membership in the MoneyPass ATM Network; and waiver of early withdrawal charges for customers wishing to withdraw funds from their Certificates of Deposit.  Service charges on deposit accounts decreased $608,000 in 2020 over 2019, decreasing from $1,979,000 to $1,371,000, partially due to the aforementioned relief provided.  Service charges on deposit accounts increased $285,000 in 2021 over 2020, increasing from $1,371,000 to $1,656,000.  Future governmental and regulatory actions may require us to provide these and additional types of customer-related responses.  Further impact to our results of operations cannot be quantified at this time.

We do not yet know the full extent of the impacts of the COVID-19 pandemic, particularly if businesses remain closed, the impact on the national economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.  We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial business, construction, commercial and multi-family real estate loan portfolios. Certain industries, such as the home building, commercial real estate, retail, agricultural, industrial, and commercial industries, among others, have been, and can expected to continue to be, adversely impacted by the disruptive and recessionary market conditions caused by the pandemic, which could result in higher nonperforming assets for us and elevated levels of charge-offs. Because of changing economic and market conditions affecting issuers, we also may be required to recognize impairments on the securities we hold.

Our business operations may also be disrupted if significant portions of our workforce, including employees of our third-party service providers, are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.  As of December 31, 2021, we have repopulated all offices, with some remaining on a hybrid schedule of working in the office and working remotely.  Remote work arrangements may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased information security risk involving, among other risks, the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or other third parties.  The pandemic could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or members of our Board of Directors, making it more difficult to conduct meetings for the management of our affairs.  The operations of our clients, customers, suppliers, and third-party service providers have also been, and are likely to be further, adversely impacted.

We may also experience financial losses due to a number of operational factors, including, among others:  challenges to the availability and reliability of our network due to changes to normal operations or third-party disruptions, including potential outages at network providers, call centers and other suppliers; increased cyber fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity; and new or additional regulatory requirements, which could require additional resources and costs to address.  Various banks that participated in the SBA’s PPP have become the subject of purported class-action litigation regarding their activities under the program; there can be no assurance that such litigation will not be brought against other banks who participated in this program, including the Bank.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the pandemic has subsided. The extent to which these effects may occur will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  In 2021, the widespread availability in the U.S. of new vaccines began to moderate the impact of the pandemic, but various new strains of the virus emerged, including one with a higher rate of infectiousness even in vaccinated persons, that have continued the pandemic.  There can be no assurance that further vaccine-resistant strains of the virus will not emerge.  Even after the pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the national and global economic impact of the virus, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. A substantial majority of our assets, deposits and interest and fee income are generated in Northern California, particularly in the Sacramento Valley region.  In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March 2020, the California state government issued a strict shelter-in-place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities was dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of June 15, 2021, the Governor of California terminated the executive orders that put into place the stay home order and phased out the vast majority of executive actions put in place since March 2020 as part of the pandemic response.  The public health order effective June 15, 2021, has limited restrictions, only related to masking and mega-events, as well as settings serving children and youth.

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

The overall level of the federal government’s debt, the extensive political disagreements regarding the government’s statutory debt limit and the continuing substantial federal budget deficits led to a downgrade from “AAA” to “AA+” of the long-term sovereign credit rating of United States debt by one credit rating agency, although other credit rating agencies did not take such action. This risk could be exacerbated over time.

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

In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March of 2020, the California state government issued a strict shelter-in-place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities was dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric. As of June 15, 2021, the Governor of California terminated the executive orders that put into place the stay home order and phased out the vast majority of executive actions put in place since March 2020 as part of the pandemic response.  The public health order effective June 15, 2021, has limited restrictions, only related to masking and mega-events, as well as settings serving children and youth. Although many restrictions have now been relaxed, given the many uncertainties and challenges resulting from the coronavirus pandemic, it is difficult to predict when and the extent to which, normal economic and operating conditions can resume in the state.

In the U.S. generally, and in California in particular, the pandemic has significantly increased economic uncertainty, reduced economic activity and increased unemployment levels. While many financial institutions, including the Bank, have offered loan assistance and payment relief to qualifying consumer, small business, commercial, and agricultural loan customers impacted by the COVID-19 outbreak, the pandemic has had and can be expected to continue to have significant economic consequences on many of our commercial loan customers, with commercial lending customers increasing line of credit balances or seeking additional loans to help finance their businesses, and increased risk of delinquencies and defaults, particularly as restrictions on economic and social activities remain in effect for a prolonged period and many businesses remain closed. These events, in turn, have resulted and could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for loan losses, which could have an adverse effect, which could be material, on the Bank’s financial condition and results of operations.

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

Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan. For additional information, see “The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic”, below in these “Risk Factors” in this Annual Report on Form 10-K.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $14.0 million, or 1.61% of total loans, at December 31, 2021, compared to $15.4 million, or 1.73% of total loans, at December 31, 2020, and 137.3% of total non-performing loans net of guaranteed portions at December 31, 2021, compared to 102.0% of total non-performing loans, net of guaranteed portions at December 31, 2020.  Reversal of provision for loan losses totaled $1.5 million for the year ended December 31, 2021, compared to provision for loan losses of $3.1 million for the same period in 2020.  The reversal of provision for loan losses during 2021 was primarily due to the decrease in specific reserve on impaired loans to one borrower, coupled with an overall decrease in qualitative factors resulting from an improvement in economic conditions.

The COVID-19 pandemic and related responses to the pandemic by federal, state and local governments have negatively impacted the U.S., California and global economies, significantly increased economic uncertainty, reduced economic activity, increased unemployment levels, and resulted in temporary and permanent closures of many businesses and restrictions on business and social activities in many states and communities, including many markets where we have operations. The pandemic has resulted and can be expected to continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses.  Material future additions to the allowance for estimated losses on loans may be necessary if such material adverse changes in economic conditions continue to occur and the performance of the Bank’s loan portfolio deteriorates.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At December 31, 2021, approximately 71% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies, or our market areas in particular.  In 2021, the widespread availability in the U.S. of new vaccines began to moderate the impact of the pandemic, but various new strains of the virus emerged, including one with a higher rate of infectiousness even in vaccinated persons, that have continued the pandemic.  There can be no assurance that further vaccine-resistant strains of the virus will not emerge.  In addition, a significant portion of the population in California remains unvaccinated and therefore exposed to the pandemic.  Accordingly, the risk remains that the pandemic could again worsen and result in prolonged recessionary economic and financial market conditions in the market areas we serve.  If this were to occur, the value of our real estate loan portfolio and the collateral supporting it could be adversely and materially impacted.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2021, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 70% and 1%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2021, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Adverse Economic Factors Affecting Certain Industries the Bank Serves Could Adversely Affect Our Business

The Bank is subject to certain industry specific economic factors. For example, a portion of the Bank’s total loan portfolio is related to residential and commercial real estate, especially in California. The COVID-19 pandemic, and its resulting recessionary economic and market conditions, may significantly affect the commercial and residential real estate markets in the U.S. generally, and in California in particular, decreasing property values, increasing the risk of defaults and reducing the value of real estate collateral.  Increases in residential mortgage loan interest rates could also have an adverse effect on the Bank’s operations by depressing new mortgage loan originations, which in turn could negatively impact the Bank’s title and escrow deposit levels.  Additionally, a downturn in the residential real estate and housing industries in California could have an adverse effect on the Bank’s operations and the quality of its real estate and construction loan portfolio.  Although the Bank does not engage in subprime or negative amortization lending, we are not immune to volatility in the real estate market. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates, which have been, and may continue to be, affected by the pandemic.  These factors could adversely impact the quality of the Bank’s residential construction, residential mortgage and construction related commercial portfolios in various ways, including by decreasing the value of the collateral for our loans, and thereby negatively affecting the Bank’s overall loan portfolio.

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

Following the financial crisis of 2008, the home building industry in California was especially adversely impacted by the deterioration in residential real estate markets, which lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio. The recessionary economic and market conditions resulting from the COVID-19 pandemic may significantly affect the commercial and residential real estate markets in the U.S. generally, and in California in particular, decreasing property values, increasing the risk of defaults and reducing the value of real estate collateral.  Continued volatility in fuel prices and energy costs and drought conditions in California could also adversely affect businesses in several of these industries.  Industry specific risks are beyond the Bank’s control and could adversely affect the Bank’s portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

In recent years, wildfires across California and in our market areas resulted in significant damage and destruction of property and equipment. The fire damage caused resulted in adverse economic impacts to those affected markets and beyond and on the Bank’s customers.  In addition, the major electric utility company in our region has adopted programs of electrical power shut-offs, often for multiple days, in wide areas of Northern California during periods of high winds and high fire danger.  Shut-offs of power by this utility have adversely impacted the business of some of our customers and also have resulted in some of our branches being temporarily closed.  It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.

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

Following the imposition in 2008 of a federal government conservatorship on the two government-sponsored enterprises (“GSEs”) in the housing finance industry, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, various proposals have been advanced from time to time to reform the role of the GSEs in the housing finance market.  These proposals, among other things, include reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process.

The GSEs remain in federal government conservatorship at this time and proposals for the reform of their role are not being actively pursued in Congress or by the current Administration.  However, this could change at any time and GSE reform could again become a subject under active consideration and if adopted, could well have a substantial impact on the mortgage market and could reduce our income from mortgage originations by increasing mortgage costs or lowering originations.  GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of term funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.

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

Refer to “Business – Supervision and Regulation of Bank Holding Companies” and “Business – Supervision and Regulation of the Bank” in Item 1 of this Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

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

During 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business.

During the latter part of 2021, the U.S. economy exhibited relatively rapid rates of increase in the consumer price index and other economic indices. Pandemic-related supply chain disruptions may be contributing to this development.   If the U.S. economy encounters a significant, prolonged rate of inflation, this could pose higher relative risks to the banking industry and our business.  Such inflationary periods have historically corresponded with relatively weaker earnings and higher loan losses for banks.  In the past, inflationary environments have caused financing conditions to tighten and have increased borrowing costs for some marginal borrowers which, in turn, has impacted bank credit quality and loan growth.  Additionally, a sustained period of inflation well above the FRB’s long-term target could prompt broad-based selling of longer-duration, fixed-rate debt, which could have negative implications for equity and real estate markets.  Lower interest rates enable less credit-worthy borrowers to more readily meet their debt obligations.   Small businesses and leveraged loan borrowers can be challenged in a materially higher-rate environment.  Higher interest rates can also present challenges for commercial real estate projects, pressuring valuations and loan-to-value ratios.  The FRB has signaled that it will be exiting quantitative easing in 2022 and expects over time to raise interest rates in response to the recent economic developments.  Whether such actions by the FRB, if taken, will result in market volatility and adverse impacts on asset prices and economic growth cannot be predicted with any certainty.

In addition, the recent outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices.  Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. or its allies, could lead to higher costs for gas, food and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations and financial condition.

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

Government Regulation and Legislation Could Adversely Affect the Company

The Company and the Bank are subject to extensive state and federal regulation, supervision, and legislation, which govern almost all aspects of the operations of the Company and the Bank.  The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.  Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund and not for the benefit of shareholders of the Company.  Regulatory authorities may also change their interpretation of these laws and regulations.  The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse.  See “Business – Supervision and Regulation of the Bank” and “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us” above.

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

Our Controls and Procedures May Fail or be Circumvented Which Could Have a Material Adverse Effect on the Company’s Financial Condition or Results of Operations

The Company maintains controls and procedures to mitigate against risks such as processing system failures and errors, and customer or employee fraud, and maintains insurance coverage for certain of these risks.  Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Events could occur which are not prevented or detected by the Company’s internal controls or are not insured against or are in excess of the Company’s insurance limits.  Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

As discussed above in Part I under the caption “Business – Premiums for Deposit Insurance,” in September, 2020, the FDIC board of directors voted to adopt a restoration plan for the Deposit Insurance Fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35% within the next 8 years, as required by the Dodd-Frank Act.  The FDIC could further increase deposit premiums or impose special assessments in the future.  Any further increases in the deposit insurance assessments the Bank pays would further increase our costs.

Negative Public Opinion Could Damage Our Reputation and Adversely Affect Our Earnings

Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business.  Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, management of actual or potential conflicts of interest and ethical issues, lending practices, governmental enforcement actions, corporate governance deficiencies, use of social media, cyber-security breaches and our protection of confidential client information, the implementation of environmental, social and governance (ESG) practices, or from actions taken by regulators or community organizations in response to such actions.  Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to claims and litigation and regulatory action and increased liquidity risk and could have a material adverse effect on the price of our stock.

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

Changes in Accounting Standards Could Materially Impact Our Financial Statements

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, called GAAP.  The financial information contained within our consolidated financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical loss factors that we use.  Other estimates that we use are fair value of our securities, expected useful lives of our depreciable assets, fair value of stock options, calculation of deferred tax assets and liabilities, and the value of our mortgage servicing rights.  We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices, other than forward commitments related to our loans held for sale portfolio.  From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be difficult to predict and operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  On October 16, 2019, the FASB voted to delay the adoption of ASU 2016-13 until January 1, 2023 for small reporting companies with less than $250 million in public float as defined in the SEC’s rules.  The Company qualifies for this delay in adoption.  ASU 2016-13 will substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The adoption of ASU 2016-13 could result in an increase in our allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

There is a Limited Public Market for the Company’s Common Stock Which May Make It Difficult for Shareholders to Dispose of Their Shares

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol “FNRN.”  The Company is aware that JWTT, Inc., Monroe Securities and Raymond James all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock.  However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

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

Changes in the U.S. Tax Laws Will Impact Our Business and Results of Operations in a Variety of Ways, Some of Which Are Positive, and Others Which May Be Negative

The Tax Cuts and Jobs Act (“TCJA”), signed into law on December 22, 2017, enacted sweeping changes to the U.S. federal tax laws generally effective January 1, 2018.  These changes can be expected to impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative.  The TCJA reduced the corporate tax rate to 21% from 35%, which resulted in a net reduction in our annual income tax expense and which should also benefit many of our corporate and other small business borrowers.  However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments, may be constrained by the lower tax rate.  We are continuing to monitor the full impact of these changes in the tax law on our tax positions.  There are presently pending in the U.S. Congress measures which would substantially increase the U.S. corporate tax rate.  If enacted, such measures could adversely impact our profitability and that of our business and commercial customers.

Our Operations, Businesses and Customers Could be Materially Adversely Affected by the Physical Effects of Climate Change, as well as Governmental and Societal Responses to Climate Change

There is increasing concern over the risks of climate change and related environmental sustainability matters. The physical effects of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including droughts, wildfires, floods, hurricanes and tornados. Most of the Company’s operations and customers are located in California, which could be adversely impacted by severe weather events. Agriculture is especially dependent on climate, and climate impacts could include shifting average growing conditions, increased climate and weather variability, decreases in available water sources, and more uncertainty in predicting climate and weather conditions, any or all of which could have a particularly adverse impact on our agricultural customers.  Elevated temperatures and carbon dioxide levels can have large impacts on appropriate nutrient levels, soil moisture, water availability, working condition, and various other critical performance conditions. Such climate-related impacts could disrupt our operations or the operations of customers or third parties on which we rely, result in market volatility, negatively impact our customers’ ability to pay outstanding loans, damage collateral or result in the deterioration of the value of collateral or insurance shortfalls. These events could reduce the Company’s earnings and cause volatility in the Company’s financial results for any fiscal quarter or year and have a material adverse effect on the Company’s financial condition and results of operations.

Additional legislation and regulatory requirements and changes in consumer preferences, including those associated with the transition to a low-carbon economy, could increase expenses of, or otherwise adversely impact, the Company, its businesses or its customers.  We and our customers may face cost increases, asset value reductions, operating process changes, reduced availability of insurance, and the like, as a result of governmental actions or societal responses to climate change.  New and/or more stringent regulatory requirements relating to climate change or environmental sustainability could materially affect the Company’s results of operations by increasing our compliance costs. Regulatory changes or market shifts to low-carbon products could also impact the creditworthiness of some of our customers or reduce the value of assets securing loans, which may require the Company to adjust our lending portfolios and business strategies.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol “FNRN.”  The Company is aware that JWTT, Inc., Monroe Securities and Raymond James all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock, and the data set forth below may not reflect all such transactions.

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by D.A. Davidson.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2021	$10.38	$9.63
3rd Quarter 2021	$10.71	$10.30
2nd Quarter 2021	$11.19	$9.90
1st Quarter 2021	$10.29	$8.98

4th Quarter 2020	$9.52	$7.43
3rd Quarter 2020	$7.44	$7.03
2nd Quarter 2020	$7.70	$6.99
1st Quarter 2020	$10.32	$7.07

*  Price adjusted for stock dividends in the indicated periods for the 5% stock dividends payable March 25, 2022 and March 25, 2021, as described below.

As of March 1, 2022, there were approximately 1,388 holders of record of the Company’s common stock, no par value.

In the prior two fiscal years and to date, the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 28, 2020	5%	March 25, 2020
February 26, 2021	5%	March 25, 2021
February 28, 2022	5%	March 25, 2022

The Company does not expect to pay a cash dividend in the foreseeable future. Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

On May 20, 2021, the Company approved a new stock repurchase program effective June 15, 2021.  The new stock repurchase program, which will remain in effect until June 14, 2023, allows repurchases by the Company in an aggregate amount of no more than 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represents total shares of 547,203 eligible for repurchase.  The Company repurchased 505,824 shares of the Company’s outstanding common stock during the year ended December 31, 2021.

The Company made the following repurchases of its common stock during the year ended December 31, 2021:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
June 1 - June 30, 2021	82,549	$11.15	82,549	464,654
July 1 - July 31, 2021	-	-	-	464,654
August 1 - August 31, 2021	102,693	10.95	102,693	361,961
September 1 - September 30, 2021	29,641	11.02	29,641	332,320
October 1 - October 31, 2021	-	-	-	332,320
November 1 - November 30, 2021	128,830	10.39	128,830	203,490
December 1 - December 31, 2021	162,111	10.22	162,111	41,379

ITEM 6 - RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

This overview highlights selected information in this Annual Report on Form 10-K and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire Annual Report on Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2020 and 2019, for the Company and its subsidiary, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.

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

Financial highlights for 2021 include:

The Company reported net income of $14.2 million for 2021, a 16.7% increase compared to net income of $12.2 million for 2020. Net income per common share for 2021 was $1.01, an increase of 17.4% compared to net income per common share of $0.86 for 2020.  Net income per common share on a fully diluted basis was $1.00 for 2021, an increase of 17.7% compared to net income per common share on a fully diluted basis of $0.85 for 2020.

Net interest income totaled $46.3 million for 2021, a decrease of 2.4% from $47.4 million in 2020, primarily due to a decrease in interest income on loans and due from banks interest bearing accounts, which was partially offset by a decrease in interest expense on deposits.

Reversal of provision for loan losses totaled $1.5 million in 2021, a decrease of 149.2% from a provision for loan losses of $3.1 million in 2020.  The decrease was largely driven by the decrease in specific reserves on impaired loans to one borrower, coupled with an overall decrease in qualitative factors resulting from an improvement in economic conditions.

Non-interest income totaled $7.9 million in 2021, an increase of 0.7% from $7.8 million in 2020.  The increase was primarily due to increases in service charges on deposit accounts due to the prior year waiver of overdraft/NSF fees in response to the COVID-19 pandemic and increases in debit card income and loan servicing income, which was partially offset by decreases in gain on sale of available-for-sale securities and gain on sale of loans held-for-sale due to a decrease in volume of transactions.

Non-interest expenses totaled $36.2 million for 2021, up 2.0% from $35.5 million in 2020.  The increase was primarily due to increases in data processing due to enhanced IT infrastructure and the implementation of a digital lending platform for PPP loans and increases in loan collection expense and FDIC assessments.  This was partially offset by a decrease in salaries and employee benefits, due to decreased staffing levels and a decrease in occupancy expense, due to a lease termination in the 4th quarter of 2020.

The Company reported total assets of $1.90 billion as of December 31, 2021, up 14.7% from $1.66 billion as of December 31, 2020.

Investments increased to $632.2 million as of December 31, 2021, a 45.3% increase from $435.1 million as of December 31, 2020.  U.S. Treasury securities totaled $86.2 million as of December 31,  2021, up 121.7% from $38.9 million as of December 31, 2020; securities of U.S. government agencies and corporations totaled $102.6 million, down 3.7% from $106.5 million as of December 31, 2020; obligations of state and political subdivisions totaled $46.0 million, up 39.8% from $32.9 million as of December 31, 2020; collateralized mortgage obligations totaled $135.6 million, up 84.7% from $73.5 million as of December 31, 2020; and mortgage-backed securities totaled $261.8 million, up 42.8% from $183.3 million as of December 31, 2020.

Loans (including loans held-for-sale), net of allowance, decreased to $853.8 million as of December 31, 2021, a 3.5% decrease from $885.0 million as of December 31, 2020.  Commercial loans totaled $135.9 million as of December 31, 2021, down 46.9% from $255.9 million as of December 31, 2020; commercial real estate loans were $526.9 million, up 16.0% from $454.1 million as of December 31, 2020; agriculture loans were $107.2 million, up 12.8% from $95.0 million as of December 31, 2020; residential mortgage loans were $76.2 million, up 18.1% from $64.5 million as of December 31, 2020; residential construction loans were $4.5 million, up 6.1% from $4.2 million as of December 31, 2020; and consumer loans totaled $17.2 million, down 11.3% from $19.5 million as of December 31, 2020.

Deposits increased to $1.73 billion as of December 31, 2021, a 16.9% increase from $1.48 billion as of December 31, 2020.

FHLB advances totaled $0 and $5.0 million as of December 31, 2021 and December 31, 2020, respectively.  This advance was a short-term borrowing with a 0% interest rate that was received in 2020 through the FHLB’s COVID-19 Relief and Recovery Advances Program and matured in the second quarter of 2021.

Stockholders’ equity increased to $150.9 million as of December 31, 2021, a 0.2% increase from $150.7 million as of December 31, 2020.

Recent Developments Related to COVID-19

The coronavirus pandemic and the governmental actions in response to the pandemic, continue to have had an impact on our business.  Our commercial real estate loan portfolio exposure to industries most affected by the stay-at-home order and subsequent limitations on business activities included 11.3% to retail properties and business; 1.5% to restaurants; and 0.9% to the hospitality/hotel sector at December 31, 2021.  Loans to these customers are generally secured by real estate with moderate loan-to-value ratios and further supported by guarantors.

In January 2021, the SBA reopened the PPP with an initial deadline of March 31, 2021.  On March 30, 2021, President Biden signed the PPP Extension Act of 2021 into law extending the PPP from March 31, 2021, to June 30, 2021.  However, the SBA did not accept new lender applications for first draw or second draw PPP loans submitted after May 31, 2021.  During this extension of the PPP, the Bank approved approximately 1,030 applications for loans covering approximately $115 million in funding.  These PPP loan originations resulted in approximately $5.4 million in processing fees from the SBA, which are being recognized as an adjustment to the effective yield over the loan’s life and fully recognized in income upon repayment or forgiveness of the loan.  PPP processing fees totaling approximately $4.7 million and $5.9 million were recognized in interest income for the years ended December 31, 2021 and 2020, respectively.  This includes the amortization of PPP processing fees received in 2020, which are also being recognized as an adjustment to the effective yield over the loan’s life and fully recognized in income upon repayment or forgiveness of the loan.  The Bank had unearned PPP processing fees totaling $2.7 million and $1.9 million as of December 31, 2021 and December 31, 2020, respectively.

The Bank received $233 million and $80 million during 2021 and 2020, respectively, in payoffs and reimbursements on PPP loans from the SBA for the amounts forgiven pursuant to the terms of the PPP.  The Bank had PPP loans outstanding totaling $37 million and $155 million as of December 31, 2021 and December 31, 2020, respectively.  The Company expects that a significant portion of these loans will be forgiven during 2022 under the terms of the PPP, as borrowers satisfy the requirement of applying at least 60% of the loan proceeds to support their payroll expenses.  Loans which do not qualify for the forgiveness will remain on the Bank’s books, subject to the SBA’s guarantee.

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

The allowance for loan losses consists of a specifically allocated component and a collective or pooled component.  The components of the allowance for loan losses represent estimates.  The specifically allocated component of the allowance for loan losses reflects expected losses resulting from specific analyses resulting in credit allocations for individual loans.  The specific credit analyses are based on regular analyses of all loans where the internal credit rating (risk rating) is at or below a predetermined classification.  The Company manages risk ratings through the analysis of initial credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  Determination of the risk rating involves significant management judgement.  These specific analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.

A significant portion of the allowance for loan losses is measured on a collective (pooled) basis by loan type when similar risk characteristics exist. For loans evaluated collectively, the allowance for loan losses is determined using historical losses adjusted for qualitative and environmental factors to reflect current conditions. The qualitative and environment factors used to adjust our historical loss rates by loan type consist of the risks of the Company’s general lending activity, including risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history, and risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration. The most significant component of the factors used to estimate the allowance for loan losses are adjustments related to prevailing economic and business conditions. The prevailing economic and business conditions factor is estimated based on a range of potential economic conditions and is applied at the pooled level based on various factors. This estimate is subject to significant judgment and could potentially add $3.0 million based on existing loan balances, if not more, to the allowance for loan losses in more pessimistic business and economic conditions. Although the Company believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from Company estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

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

A “more-likely-than-not” recognition threshold must be met before a tax benefit can be recognized in the consolidated financial statements.  For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.  For additional discussion, see Note 18 to the Consolidated Financial Statements in this Form 10-K.

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

Impact of Recently Issued Accounting Standards

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. Section 4013 of the CARES Act provides that a financial institution may elect to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR and suspends the determination of loan modifications related to the COVID-19 pandemic from being treated as TDRs.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and modifications that occurred beginning on March 1, 2020 until the earlier of: sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020. The suspension of TDR accounting and reporting guidance may not be applied to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic.  In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declaration relating to COVID-19. Future TDRs are indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

In March 2020, the FASB issued ASU 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).  This ASU adds an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to the FASB Codification Topic 326. This ASU also updates the SEC section of the Codification for the change in the effective date of Topic 842.  This ASU was effective upon addition to the FASB Codification.  The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) is effective on January 1, 2023 for smaller reporting companies with less than $250 million in public float as defined in the SEC’s rules. The Company is a smaller reporting company.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective.  The Company has formed a team that is working on an implementation plan to adopt the amendment.  The implementation plan will include developing policies, procedures and internal controls over the model.  The Company is also working with a software vendor to measure expected losses required by the amendment.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements and expects that the portfolio composition and economic conditions at the time of adoption will influence the accounting adjustment made at the time the amendment is adopted.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform.  This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform.  This ASU was effective for all entities as of March 12, 2020 through December 31, 2022.  As of January 1, 2022, the Company is no longer originating LIBOR based loans and are originating new loans using the Secured Overnight Financing Rate (SOFR).  For existing LIBOR based loans, the Company is monitoring the development and reporting of fallback indices.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope.  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.  An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued.   An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company is in the process of evaluating the provisions of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

STATISTICAL INFORMATION AND DISCUSSION

The following statistical information and discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Part II (Item 8) of this Annual Report on Form 10-K.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2021		2020		2019

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$363,172	19.6%	$221,140	14.3%	$127,977	10.2%
Certificates of Deposit	14,250	0.8%	19,210	1.2%	12,538	1.0%
Investment Securities	542,709	29.4%	358,005	23.2%	319,418	25.5%
Loans (1)	876,502	47.4%	894,626	57.9%	741,466	59.3%
Stock in Federal Home Loan Bank and other equity securities, at cost	6,919	0.4%	6,509	0.4%	6,405	0.5%
Other Real Estate Owned	—	—	—	—	840	0.1%
Other Assets	45,059	2.4%	46,388	3.0%	41,899	3.4%
Total Assets	$1,848,611	100.0%	$1,545,878	100.0%	$1,250,543	100.0%

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Demand	$764,676	41.4%	$577,559	37.3%	$408,551	32.7%
Interest-Bearing Transaction Deposits	420,481	22.7%	356,867	23.1%	308,917	24.7%
Savings and MMDAs	436,931	23.6%	387,490	25.0%	334,672	26.8%
Time Certificates	54,465	2.9%	54,147	3.5%	58,128	4.6%
Federal Home Loan Bank Advances	1,809	0.1%	5,656	0.4%	—	—
Other Liabilities	19,418	1.1%	19,493	1.3%	16,313	1.3%
Stockholders’ Equity	150,831	8.2%	144,666	9.4%	123,962	9.9%
Total Liabilities and Stockholders’ Equity	$1,848,611	100.0%	$1,545,878	100.0%	$1,250,543	100.0%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
 Average Balances, Yields and Rates
(Dollars in thousands)

	2021			2020			2019
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Total Loans, Including Loan Fees(1)	$876,502	$39,207	4.47%	$894,626	$40,569	4.53%	$741,466	$39,097	5.27%

Due From Banks	322,951	425	0.13%	188,021	582	0.31%	98,593	2,148	2.18%

Certificates of Deposit	14,250	297	2.08%	19,210	438	2.28%	12,538	355	2.83%

Investment Securities:
Taxable	514,350	6,249	1.21%	336,586	6,406	1.90%	306,473	6,637	2.17%

Non-taxable (2)	28,359	603	2.13%	21,419	498	2.33%	12,945	300	2.32%

Total Investment Securities	542,709	6,852	1.26%	358,005	6,904	1.93%	319,418	6,937	2.17%

Other Earning Assets	6,919	395	5.71%	6,509	371	5.70%	6,405	456	7.12%

Total Earning Assets	$1,763,331	$47,176	2.68%	$1,466,371	$48,864	3.33%	$1,178,420	$48,993	4.16%

Cash and Due from Banks	40,221			33,119			29,384

Other Real Estate Owned	—			—			840

Interest Receivable and Other Assets	45,059			46,388			41,899

Total Assets	$1,848,611			$1,545,878			$1,250,543

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Includes amortization of deferred loan fees and costs.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2021			2020			2019

Liabilities and Stockholders’ Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$420,481	$248	0.06%	$356,867	$358	0.10%	$308,917	$505	0.16%

Savings and MMDAs	436,931	474	0.11%	387,490	786	0.20%	334,672	981	0.29%

Time Certificates	54,465	190	0.35%	54,147	340	0.63%	58,128	373	0.64%

Total Interest-Bearing Deposits	911,877	912	0.10%	798,504	1,484	0.19%	701,717	1,859	0.26%

Demand Deposits	764,676			577,559			408,551

Total Deposits	1,676,553	$912	0.05%	1,376,063	$1,484	0.11%	1,110,268	$1,859	0.17%

Federal Home Loan Bank Advances	1,809			5,656			—

Interest payable and Other Liabilities	19,418			19,493			16,313

Stockholders’ Equity	150,831			144,666			123,962

Total Liabilities and Stockholders’ Equity	$1,848,611			$1,545,878			$1,250,543

Net Interest Income and Net Interest Margin (1)		$46,264	2.62%		$47,380	3.23%		$47,134	4.00%

Net Interest Spread (2)			2.58%			3.14%			3.90%

(1)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2021 over 2020.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2021 Over 2020
	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$(823)	$(539)	$(1,362)

Due From Banks	287	(444)	(157)

Certificates of Deposit	(106)	(35)	(141)

Investment Securities - Taxable	2,659	(2,816)	(157)

Investment Securities - Non-taxable	151	(46)	105

Other Earning Assets	23	1	24

	2,191	(3,879)	(1,688)

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	54	(164)	(110)

Savings and MMDAs	85	(397)	(312)

Time Certificates	2	(152)	(150)

	141	(713)	(572)
Increase (Decrease) in Net Interest Income:	$2,050	$(3,166)	$(1,116)

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31 of the previous three fiscal years is as follows (dollars in thousands):

	2021	2020
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$86,211	$38,891
Securities of U.S. Government Agencies and Corporations	102,610	106,558
Obligations of State and Political Subdivisions	45,985	32,882
Collateralized Mortgage Obligations	135,652	73,460
Mortgage-Backed Securities	261,755	183,289

Total Investments	$632,213	$435,080

Maturities of Investment Securities

The following table summarizes the contractual maturity (dollars in thousands) and projected yields of the Company’s investment securities as of December 31, 2021.  The yields on tax-exempt securities are shown on a tax equivalent basis.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on carrying value of mortgage related securities.

Period to Maturities

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$7,562	2.75%	$71,857	0.73%	$6,792	1.14%
Securities of U.S. Government Agencies and Corporations	5,586	1.96%	72,870	0.81%	24,154	0.89%
Obligations of State and Political Subdivisions	2,131	2.82%	6,295	2.36%	8,876	2.76%
Collateralized Mortgage Obligations	—	—	1,378	2.09%	4,670	1.93%
Mortgage-Backed Securities	133	1.93%	12,516	1.89%	61,415	1.73%

TOTAL	$15,412	2.47%	$164,916	0.93%	$105,907	1.60%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$86,211	0.94%
Securities of U.S. Government Agencies and Corporations	—	—	102,610	0.89%
Obligations of State & Political Subdivisions	28,683	2.60%	45,985	2.61%
Collateralized Mortgage Obligations	129,604	1.29%	135,652	1.32%
Mortgage-Backed Securities	187,691	0.92%	261,755	1.16%

TOTAL	$345,978	1.20%	$632,213	1.22%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, for the previous three fiscal years is as follows (dollars in thousands):

	2021		2020

	Balance	Percent	Balance	Percent

Commercial	$135,894	15.7%	$255,926	28.7%
Commercial Real Estate	526,924	60.7%	454,053	50.8%
Agriculture	107,183	12.3%	95,048	10.6%
Residential Mortgage	76,160	8.8%	64,497	7.2%
Residential Construction	4,482	0.5%	4,223	0.5%
Consumer	17,258	2.0%	19,467	2.2%
	867,901	100.0%	893,214	100.0%
Allowance for loan losses	(13,952)		(15,416)
Net deferred origination fees and costs	(1,232)		(1,968)
TOTAL	$852,717		$875,830

As shown in the comparative figures for loan mix during 2021 and 2020, total loans increased as a result of increases in commercial real estate, agriculture, residential mortgage and residential construction loans, which was partially offset by decreases in commercial and consumer loans.  The decrease in commercial loans was primarily due to PPP loan forgiveness and payoffs totaling approximately $233 million during the year ended December 31, 2021, which was partially offset by originations of PPP loans of $115 million during the year ended December 31, 2021.

Included in net deferred origination fees was approximately $2.7 million and $1.9 million in unearned PPP loan fees at December 31, 2021 and December 31, 2020, respectively.  The Company received a total of approximately $5.4 million and $7.8 million in processing fees from the SBA during 2021 and 2020, respectively.  These fees are required to be recognized as an adjustment to the effective yield over the life of the loan.  The Company recognized approximately $4.7 million and $5.9 million of these processing fees during the years ended December 31, 2021 and December 31, 2020, respectively, which are included as a component of interest income on loans.  The balance of $2.7 million in deferred origination fees as of December 31, 2021 will be recognized over the remaining life of the PPP loans.

Commercial loans are primarily for financing the needs of a diverse group of businesses located in the Bank’s market areas.  Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Real estate construction loans are generally for financing the construction of single-family residential homes for individuals and builders we believe are well-qualified.  These loans are secured by real estate and have short maturities.  Residential mortgage loans, which are secured by real estate, include owner-occupied and non-owner occupied properties in the Bank’s market areas.  Loans are considered agriculture loans when the primary source of repayment is from the sale of an agricultural or agricultural-related product or service.  Such loans are secured and/or unsecured to producers and processors of crops and livestock.  The Bank also makes loans to individuals for investment purposes.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our loan portfolio at December 31, 2021 (dollars in thousands) (excludes loans held-for-sale).  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial	$16,994	$96,797	$22,071	$32	$135,894
Commercial Real Estate	5,816	93,076	334,919	93,113	526,924
Agriculture	28,077	16,398	13,478	49,230	107,183
Residential Mortgage	—	721	24,932	50,507	76,160
Residential Construction	3,710	235	—	537	4,482
Consumer	736	4,802	11,085	635	17,258
Total	$55,333	$212,029	$406,485	$194,054	$867,901
Loans with fixed interest rates:
Commercial	$1,575	$83,160	$10,031	$—	$94,766
Commercial Real Estate	3,511	65,041	142,035	37,570	248,157
Agriculture	1,012	12,650	5,833	—	19,495
Residential Mortgage	—	252	21,818	7,220	29,290
Residential Construction	1,025	—	—	—	1,025
Consumer	236	663	185	635	1,719
Total	$7,359	$161,766	$179,902	$45,425	$394,452
Loans with fixed interest rates:
Commercial	$15,419	$13,637	$12,040	$32	$41,128
Commercial Real Estate	2,305	28,035	192,884	55,543	278,767
Agriculture	27,065	3,748	7,645	49,230	87,688
Residential Mortgage	—	469	3,114	43,287	46,870
Residential Construction	2,685	235	—	537	3,457
Consumer	500	4,139	10,900	—	15,539
Total	$47,974	$50,263	$226,583	$148,629	$473,449

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

The following tables summarize the Company’s non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, at December 31, 2021 and 2020.

	At December 31, 2021			At December 31, 2020
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$133	$33	$100	$363	$63	$300
Commercial real estate	555	—	555	4,875	34	4,841
Agriculture	8,712	—	8,712	9,130	—	9,130
Residential mortgage	138	—	138	153	—	153
Residential construction	—	—	—	—	—	—
Consumer	659	—	659	690	—	690
Total non-accrual loans	$10,197	$33	$10,164	$15,211	$97	$15,114

Non-accrual loans amounted to $10,197,000 at December 31, 2021, and were comprised of two commercial loans totaling $133,000, one commercial real estate loan totaling $555,000, three agriculture loans totaling $8,712,000, one residential mortgage loan totaling $138,000 and four consumer loans totaling $659,000.  Non-accrual loans amounted to $15,211,000 at December 31, 2020, and were comprised of four commercial loans totaling $363,000, three commercial real estate loans totaling $4,875,000, three agriculture loans totaling $9,130,000, one residential mortgage loan totaling $153,000 and five consumer loans totaling $690,000.

If interest on non-accrual loans had been accrued, such interest income would have approximated $206,000 and $1,038,000 during the years ended December 31, 2021 and 2020, respectively.  Income actually recognized on nonaccrual loans at payoff approximated $516,000 and $71,000 for the years ended December 31, 2021 and 2020, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at December 31, 2021 and 2020, consisting of loans on non-accrual status totaled $10,197,000 and $15,211,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  The Company had $10,103,000 and $2,325,000 in TDR loans as of December 31, 2021 and 2020, respectively.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans, which solely consisted of loans modified as TDRs, totaled $822,000 and $2,260,000 at December 31, 2021 and 2020, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had no loans 90 days past due and still accruing as of the periods ended December 31, 2021 and 2020.

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned (“OREO”) net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $4,950,000, or 32.8%, to $10,164,000 from December 31, 2020 to December 31, 2021.  Non-performing assets net of guarantees represented 0.5% and 0.9% of total assets at December 31, 2021 and 2020, respectively.  The Bank’s management believes that the $10,197,000 in non-accrual loans were appropriately reflected at their fair value at December 31, 2021.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2021			At December 31, 2020
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$10,197	$33	$10,164	$15,211	$97	$15,114
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	10,197	33	10,164	15,211	97	15,114
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	10,197	33	10,164	15,211	97	15,114
Non-performing loans (net of guarantees) to total loans			1.2%			1.7%
Non-performing assets (net of guarantees) to total assets			0.5%			0.9%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			137.3%			102.0%

OREO consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of the years ended December 31, 2021 and 2020.

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

Excluding the non-performing loans cited previously, loans totaling $4,687,000 and $11,878,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2021 and 2020, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2021 and 2020.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2021 and 2020 was 1.61% and 1.73%, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considered the $13,952,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2021.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2021	2020	2019

Balance at Beginning of Year	$15,416	$12,356	$12,822
Provision for Loan Losses	(1,500)	3,050	—
Loans Charged-Off:
Commercial	(502)	(212)	(638)
Commercial Real Estate	—	—	—
Agriculture	—	—	(98)
Residential Mortgage	(5)	—	—
Residential Construction	—	—	—
Consumer	(12)	(15)	(43)

Total Charged-Off	(519)	(227)	(779)

Recoveries:
Commercial	429	201	209
Commercial Real Estate	14	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	74
Residential Construction	—	—	21
Consumer	112	36	9

Total Recoveries	555	237	313

Net Recoveries (Charge-offs)	36	10	(466)

Balance at End of Year	$13,952	$15,416	$12,356

Ratio of Net Recoveries (Charge-Offs)
During the Year to Average Loans
Outstanding During the Year	0.00%	0.00%	(0.06%)
Allowance for Loan Losses to Total Loans	1.61%	1.73%	1.58%
Nonaccrual loans to Total Loans	1.2%	1.7%	0.1%
Allowance for Loan Losses to Nonaccrual loans	136.8%	101.3%	1,067.9%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2021			December 31, 2020

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$1,604	11.5%	15.7%	$2,252	14.6%	28.7%
Commercial Real Estate	8,808	63.1%	60.7%	7,915	51.3%	50.8%
Agriculture	1,482	10.7%	12.3%	3,834	25.0%	10.6%
Residential Mortgage	742	5.3%	8.8%	635	4.1%	7.2%
Residential Construction	74	0.5%	0.5%	128	0.8%	0.5%
Consumer	167	1.2%	2.0%	214	1.4%	2.2%
Unallocated	1,075	7.7%	—	438	2.8%	—

Total	$13,952	100.0%	100.0%	$15,416	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2021		2020		2019
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$764,676	—	$577,559	—	$408,551	—

Interest-Bearing Demand (NOW)	$420,481	0.06%	$356,867	0.10%	$308,917	0.16%

Savings and MMDAs	$436,931	0.11%	$387,490	0.20%	$334,672	0.29%

Time	$54,465	0.35%	$54,147	0.63%	$58,128	0.64%

The following table sets forth by time remaining to maturity for the Bank’s time deposits over $250,000 (dollars in thousands) as of December 31, 2021:

Three months or less	$1,400

Over three months through six months	1,940

Over six months through twelve months	3,253

Over twelve months	4,404

Total	$10,997

Short-Term Borrowings

Short-term borrowings totaled $0 and $5,000,000 as of December 31, 2021 and December 31, 2020, respectively.  This borrowing consisted of an advance with the FHLB through its COVID-19 Relief and Recovery Advances Program.  The advance had a 0% interest rate and matured in the second quarter of 2021.  The advance was secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans.  Average outstanding balances of short-term borrowings were $1,809,000 and $5,656,000 during 2021 and 2020, respectively.  As of December 31, 2021, the Company had a remaining collateral borrowing capacity with the FHLB of $306,597,000 and, at such date, also had unsecured formal lines of credit totaling $122,000,000 with correspondent banks.

The Company had no Federal Funds purchased during the years ended December 31, 2021 and 2020.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2021 and 2020.  There were no average outstanding balances of long-term borrowings during 2021 and 2020.

Supplemental Compensation Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.  Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently three participants in the SERP.  At December 31, 2021, the accrued benefit liability was $6,581,000, of which $4,588,000 was recorded in interest payable and other liabilities and $1,993,000 was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.  At December 31, 2020, the accrued benefit liability was $7,127,000, of which $4,173,000 was recorded in interest payable and other liabilities and $2,954,000 was recorded in accumulated other comprehensive income, net, in the Consolidated Balance Sheets.

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the Bank.  At December 31, 2021, the accrued benefit liability was $710,000, of which $692,000 was recorded in interest payable and other liabilities and $18,000 was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.  At December 31, 2020, the accrued benefit liability was $831,000, of which $757,000 was recorded in interest payable and other liabilities and $74,000 was recorded in accumulated other comprehensive income, net, in the Consolidated Balance Sheets.

For additional information, see Note 17 to the Consolidated Financial Statements in this Form 10-K.

Overview

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net income for the year ended December 31, 2021, was $14.2 million, representing an increase of $2.0 million, or 16.7%, compared to net income of $12.2 million for the year ended December 31, 2020.  The increase in net income was principally attributable to a $4.6 million decrease in provision for loan loss and $0.6 million decrease in interest expense, which was partially offset by a $1.7 million decrease in interest income, $0.7 million increase in non-interest expense and $0.7 million increase in provision for income taxes.

Total assets increased by $243.7 million, or 14.7%, to $1.90 billion as of December 31, 2021, compared to $1.66 billion at December 31, 2020.  The increase in total assets was primarily due to a $78.8 million increase in cash and cash equivalents, $197.1 million increase in investment securities and $2.1 million increase in interest receivable and other assets, which was partially offset by a $3.7  million decrease in certificates of deposit and a $31.2 million decrease in net loans (including loans held-for-sale).  Total deposits increased $250.1 million, or 16.9%, to $1.73 billion as of December 31, 2021, compared to $1.48 billion at December 31, 2020.

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits and other borrowed funds which are used to fund those assets.  Net interest income is primarily affected by the yields and mix of the Bank’s interest-earning assets and interest-bearing liabilities outstanding during the period.  The $1,688,000 decrease in the Bank’s interest and dividend income in 2021 from 2020 was driven by decreased interest rates, which was partially offset by increased volumes.  The $1,362,000 decrease in the Bank’s interest income on loans was driven primarily by a decrease of $823,000 driven by a decline in average loans outstanding compounded by a decrease of $539,000 due to decreasing interest rates. The $157,000 decrease in the Bank’s interest income on due from banks was driven primarily by a decrease of $444,000 due to decrease in average interest rates paid on excess reserves at the Federal Reserve, partially offset by an increase of $287,000 driven by increased average due from bank balances outstanding.  The $52,000 decrease in the Bank’s interest income on investment securities was driven primarily by a decrease of $2,862,000 due to decreasing interest rates, partially offset by an increase of $2,810,000 driven by increased investment securities balances outstanding.  The $572,000 decrease in the Bank’s interest expense on deposits was primarily driven by a $713,000 decrease due to decreasing interest rates, which was partially offset by a $141,000 increase driven by volume growth.  See “Analysis of Changes in Interest Income and Interest Expense” set forth on page 40 of this Annual Report on Form 10-K for a discussion of the effects of interest rates and loan/deposit volume on net interest income.

The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate.  In March 2020, the prime rate decreased 150 basis points to 3.25%, where it remained through December 31, 2021.  In March 2020, the target range for the federal funds rate decreased 150 basis points to 0% to 0.25%, where it remained through December 31, 2021.  The decrease in the target range for the federal funds rate in March 2020 was largely an emergency measure by the FRB aimed at blunting the economic impact of COVID-19.  In late 2021 and continuing into 2022, the FRB has indicated an intention to raise interest rates in the coming year in light of inflationary trends in the economy.  For additional information, see “During 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business”, in “Risk Factors” (Item 1A) of this Annual Report on Form 10-K.

We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment.

The nature and impact of future changes in interest rates and monetary policy on the business and earnings of the Company cannot be predicted.  For additional information, see “The Effects of Changes or Increases in, or Supervisory Enforcement of, Banking or Other Laws and Regulations or Governmental Fiscal or Monetary Policies Could Adversely Affect Us” and “During 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business” in “Risk Factors” (Item 1A) of this Annual Report on Form 10-K.

Interest income on loans for 2021 was down 3.4% from 2020, decreasing from $40,569,000 to $39,207,000.  The decrease in interest income on loans was primarily due to a decrease in PPP fee recognition, lower yields earned on newly originated loans and loans repricing at lower rates, which was partially offset by interest recognized on CARES Act loan forbearances that were previously not accruing interest and the recovery of interest on nonaccrual loans to one borrower in 2021.  In the second quarter of 2020, the Bank made a policy election to cease interest recognition for loans provided temporary full payment deferrals during the term of the forbearance period (generally ranging from three to six months) under Section 4013 of the CARES Act.  Upon completion of the payment forbearance period, and resumption of performance under the original loan terms, the foregone interest is capitalized as deferred interest and recognized as a yield adjustment over the remaining loan term.  Loans on interest-only plans continued to accrue interest income given continued payment performance over the course of the forbearance period.  A majority of loans completed their forbearance period during the fourth quarter of 2020 and the remaining loans completed their forbearance period in 2021.  Forbearance loans totaled $0 and $7.8 million at December 31, 2021 and December 31, 2020, respectively.  The Bank recognized approximately $687,000 and $371,000 in deferred interest for the years ended December 31, 2021 and 2020, respectively.

Interest income on interest-bearing due from banks for 2021 was down 27.0% from 2020, decreasing from $582,000 to $425,000.  The decrease in interest income on interest-bearing due from banks was the result of an 18 basis point decrease in yield on interest-bearing due from banks, which was partially offset by a 71.8% increase in average balances of interest-bearing due from banks.  The decrease in yield was primarily due to the decrease in the effective federal funds rate as discussed above.

Interest income on certificates of deposit for 2021 was down 32.2% from 2020, decreasing from $438,000 to $297,000.  The decrease in interest income on certificates of deposit was the result of a 20 basis point decrease in yield coupled with a 25.8% decrease in average balances of certificates of deposit.

Interest income on investment securities for 2021 was down 0.8% from 2020, decreasing from $6,904,000 to $6,852,000.  The decrease in interest income on investment securities was the result of a 67 basis point decrease in investment securities yields, which was partially offset by a 51.6% increase in average investment securities volume.  The Bank deployed excess liquidity into the investment portfolio over the course of 2021, although reinvestment rates were generally lower than existing yields in the portfolio, which decreased overall portfolio yields.  Investment securities yields were 1.26% and 1.93% for 2021 and 2020, respectively.

Interest expense on deposits for 2021 was down 38.5% from 2020, decreasing from $1,484,000 to $912,000.  The decrease in interest expense on deposits was the result of a 9 basis point decrease in interest rates paid on interest-bearing deposits, which was partially offset by a 14.2% increase in average balances of interest-bearing deposits.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2021		2020		2019

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$764,676	45.6%	$577,559	42.0%	$408,551	36.9%

Interest-Bearing Demand (NOW)	420,481	25.1%	356,867	25.9%	308,917	27.8%

Savings and MMDAs	436,931	26.1%	387,490	28.2%	334,672	30.1%

Time	54,465	3.2%	54,147	3.9%	58,128	5.2%

Total	$1,676,553	100.0%	$1,376,063	100.0%	$1,110,268	100.0%

The Bank’s net interest margin (net interest income divided by average earning assets) was 2.62% in 2021 and 3.23% in 2020.  The net interest spread (average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) was 2.58% in 2021 and 3.14% in 2020.  The 56 basis point decrease in net spread in 2021 over 2020 was primarily due to an overall decrease in interest rates on earning assets, coupled with an increase in average due from banks as a percentage of total average earning assets, which was partially offset by a decrease in interest rates on interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, there was a reversal of provision for loan losses of $1,500,000 in 2021, compared to provision for loan losses of $3,050,000 in 2020.  The reversal of provision for loan losses in 2021 was primarily due to the decrease in specific reserves on impaired loans to one borrower, coupled with an overall decrease in qualitative factors resulting from an improvement in economic conditions.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2021 was 1.61% compared to 1.73% at December 31, 2020.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 137.3% at December 31, 2021, compared to 102.0% at December 31, 2020.  The increase was primarily due to the decrease in nonaccrual loans, net of guarantees totaling $5.0 million.

Non-Interest Income and Expenses

Non-interest income consisted primarily of service charges on deposit accounts, net gain on sale of available-for-sale securities, net realized gains on loans held-for-sale, debit card income and other income.  Non-interest income increased to $7,863,000 in 2021 from $7,809,000 in 2020, representing an increase of $54,000, or 0.7%.  Service charges on deposit accounts increased $285,000 in 2021 over 2020.  The increase in service charges on deposit accounts was primarily due to the Bank’s decision in the prior year to waive overdraft/NSF fees for all business and consumer customers.  The decision to waive overdraft/NSF fees was in response to the COVID-19 pandemic and began in March 2020 and expired in August 2020.  Net gains on sale of available-for-sale securities decreased $517,000 in 2021 over 2020, primarily due to the sale of municipal, agency, and U.S. Treasury securities at a net loss.  Net realized gains on loans held-for-sale decreased $719,000 in 2021 over 2020.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in loan origination volumes compared to 2020.  The Bank experienced an uptick in refinancing activity in 2020 due to the decline in interest rates, which began to slow down in 2021.  Debit card income increased $402,000 in 2021 over 2020, primarily due to volume of transactions.  Other income increased $603,000 in 2021 over 2020.  The increase in other income was primarily due to an increase in loan servicing income, which was due to the reversal of impairment expense in 2021 on mortgage servicing rights asset.

Non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense and other expenses.  Non-interest expenses increased to $36,201,000 in 2021 from $35,477,000 in 2020, representing an increase of $724,000, or 2.0%.

Following is an analysis of the increase or decrease in the components of non-interest expenses (dollars in thousands) during the periods specified:
	2021 over 2020

	Amount	Percent

Salaries and Employee Benefits	$(323)	(1.4%)
Occupancy and Equipment	(210)	(5.7%)
Data Processing	694	25.9%
Stationery and Supplies	(34)	(11.9%)
Advertising	(36)	(8.6%)
Directors Fees	(21)	(6.7%)
OREO Expense and Impairment	1	(100.0%)
Other Expense	653	13.0%

Total	$724	2.0%

The decrease in salaries and employee benefits in 2021 was primarily due to a 2.6% decrease in regular salaries and a 24.4% increase in capitalization of loan origination costs, which was partially offset by a 19.4% increase in contingent compensation and a 14.1% increase in profit sharing expense.  The decrease in regular salaries expense was primarily due to a decrease in full-time equivalent employees.  The increase in capitalization of loan origination costs was primarily due to increased originations of commercial real estate loans.  The increase in contingent compensation was primarily the result of improved financial performance.  The increase in profit sharing expense was primarily due to the increase in income before tax compared to 2020.  The decrease in occupancy and equipment expense was primarily due to the lease termination of the former trust office in the fourth quarter of 2020 and a decrease in depreciation expense.  The increase in data processing expenses was primarily due to costs associated with enhanced IT infrastructure coupled with the implementation of a digital lending platform for PPP loans in the first quarter of 2021.  The increase in other expenses was primarily due to increases in loan collection expenses and FDIC assessments.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the level of tax-exempt income.  In 2021, tax expense increased to $5,240,000 from $4,501,000 in 2020, due to an increase in income before taxes.  Non-taxable municipal bond income was $603,000 and $498,000 for the years ended December 31, 2021 and 2020, respectively.

Liquidity

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and proceeds of sale and prepayments.  Providing a secondary source of liquidity is the available-for-sale investment portfolio.  The Company held $632,213,000 in total investment securities at December 31, 2021.  Under certain deposit, borrowing, and other arrangements, the Company must hold and pledge investment securities as collateral.  At December 31, 2021, such collateral requirements totaled approximately $39,695,000.  As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets.  The Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the Federal Home Loan Bank, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2021, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 49.4% on December 31, 2021, and 59.9% on December 31, 2020.  At December 31, 2021 and 2020, the Bank’s ratio of core deposits to total assets was 90.4% and 88.4%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits $250,000 or less.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low-cost source of funds.  Management believes that the Bank’s liquidity position was adequate in 2020.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2021, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (21.32)% as of December 31, 2021, and (18.64%) as of December 31, 2020.  This ratio indicated at December 31, 2021, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2021 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$81,571	$57,535	$13,483	$4,052	$6,501
Commercial Real Estate	14,110	549	1,786	—	11,775
Agriculture	25,349	15,245	760	53	9,291
Residential Mortgage	249	—	—	249	—
Residential Construction	18,174	13,544	—	—	4,630
Consumer	53,421	21,229	6,628	6,876	18,688
Commitments to sell loans	1,500	1,500	—	—	—
Standby Letters of Credit	2,305	2,278	27	—	—
Total	$196,679	$111,880	$22,684	$11,230	$50,885

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2021	2020

Undisbursed loan commitments	$192,874	$189,097
Standby letters of credit	2,305	1,731
Commitments to sell loans	1,500	1,052

	$196,679	$191,880

The Bank expects its liquidity position to remain strong in 2022, as the Bank expects to continue to grow into existing markets.  Our liquidity position is continuously monitored and adjustments are made to balance between sources and uses of funds as deemed appropriate.  The Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2022.

Capital

The Company believes a strong capital position is essential to the Company’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Company to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2021, stockholders’ equity totaled $150.9 million, an increase of $0.3 million from $150.7 million at December 31, 2020.  The increase was primarily due to net income of $14.2 million, which was partially offset by a decrease in accumulated other comprehensive income of $9.2 million and stock repurchases totaling $5.4 million.  Also affecting capital in 2021 was paid-in capital in the amount of $0.7 million resulting from employee stock purchases and stock plan accruals.  See “Business – Capital Standards” in Part I, Item 1 of this Annual Report on Form 10-K, for additional information.

On May 20, 2021, the Company approved a new stock repurchase program effective June 15, 2021.  The new stock repurchase program, which will remain in effect until June 14, 2023, allows repurchases by the Company in an aggregate amount of no more than 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represents total shares of 547,203 eligible for repurchase.  During 2021, the Bank paid $1.5 million in dividends to the Company to fund the repurchase of 505,824 shares of the Company’s outstanding common stock.   The purpose of the stock repurchase program is to give management the ability to manage capital and create liquidity for shareholders who want to sell their stock.  Management believes that the stock repurchase program is a prudent use of excess capital.

The capital of the Company and the Bank historically have been maintained at a level that is in excess of regulatory guidelines for a “well capitalized” institution.  The policy of annual stock dividends has, over time, allowed the Company to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting	Page 57

Report of Independent Registered Public Accounting Firm (PCAOB ID #659)	Page 58

Consolidated Balance Sheets as of December 31, 2021 and 2020	Page 60

Consolidated Statements of Income for Years Ended December 31, 2021 and 2020	Page 61

Consolidated Statements of Comprehensive Income for Years Ended December 31, 2021 and 2020	Page 62

Consolidated Statement of Stockholders’ Equity for Years Ended December 31, 2021 and 2020	Page 63

Consolidated Statements of Cash Flows for Years Ended December 31, 2021 and 2020	Page 64

Notes to Consolidated Financial Statements	Page 65

Management’s Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Northern Community Bancorp and subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and (iii) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management of the Company has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Kevin Spink

Kevin Spink
Executive Vice President/Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
First Northern Community Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses balance was $14.0 million as of December 31, 2021. The allowance for loan losses is maintained to provide for estimated losses inherent in existing loans on evaluations of collectability and prior loss experience. Individual loans identified as impaired are reviewed and measured for impairment, while all other loans, that are not identified as impaired, are collectively evaluated for impairment.  The evaluations take into consideration internal and external factors such as trends in portfolio volume, maturity and composition, overall portfolio quality, loan concentrations, levels of and trends in charge-offs and recoveries, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and national and local economic trends and conditions.

We identified management’s risk rating of loans and the estimation of qualitative factors, both of which are used in the allowance for loan losses calculation, as a critical audit matter. The Company manages risk ratings through the analysis of initial credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix. Determination of the risk rating involves significant management judgement. The qualitative factors consist of management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity, including the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history, and the risk of losses attributable to general attributes of the Company’s loan portfolio and credit  administration. Auditing management’s judgments regarding the determination of risk ratings and qualitative factors applied to the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design, implementation, and operating effectiveness of controls relating to management’s review of loans and assignment of risk ratings.
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

•
Evaluating management’s analysis and supporting documentation related to the qualitative factors, performing a sensitivity analysis over the qualitative thresholds established by management, performing substantive analytical procedures on the year-end allowance balance, and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.

/s/ MOSS ADAMS LLP

Sacramento, California
March 11, 2022

We have served as the Company’s auditor since 2006.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2021 and 2020
(in thousands, except shares and share amounts)

	2021	2020
Assets
Cash and cash equivalents	$345,929	$267,177
Certificates of deposit	13,272	16,923
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $39,695 at December 31, 2021 and $41,916 at December 31, 2020)	632,213	435,080
Loans (net of allowance for loan losses of $13,952 at December 31, 2021 and $15,416 at December 31, 2020)	852,717	875,830
Loans held-for-sale	1,063	9,190
Stock in Federal Home Loan Bank and other equity securities, at cost	7,097	6,480
Premises and equipment, net	6,552	6,513
Interest receivable and other assets	40,244	38,183

Total Assets	$1,899,087	$1,655,376

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$820,412	$645,538
Interest-bearing transaction deposits	432,479	390,126
Savings and MMDAs	426,026	385,908
Time, $250,000 or less	38,388	41,947
Time, over $250,000	10,997	14,643

Total Deposits	1,728,302	1,478,162

Federal Home Loan Bank advances	—	5,000
Interest payable and other liabilities	19,874	21,557

Total Liabilities	1,748,176	1,504,719

Commitments and contingencies (Note 10 and 11)

Stockholders’ Equity:
Common stock, no par value; 16,000,000 shares authorized; 13,848,904 and 13,634,463 shares issued and outstanding at December 31, 2021 and 2020, respectively	109,793	107,527
Additional paid-in capital	977	977
Retained earnings	44,338	37,115
Accumulated other comprehensive (loss) income, net	(4,197)	5,038
Total Stockholders’ Equity	150,911	150,657

Total Liabilities and Stockholders’ Equity	$1,899,087	$1,655,376

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2021 and 2020
(in thousands, except per share amounts)

	2021	2020
Interest and dividend income:
Interest and fees on loans	$39,207	$40,569
Due from banks interest bearing accounts	722	1,020
Investment securities:
Taxable	6,249	6,406
Non-taxable	603	498
Other earning assets	395	371
Total interest and dividend income	47,176	48,864
Interest expense:
Time deposits over $250,000	64	125
Other deposits	848	1,359
Total interest expense	912	1,484
Net interest income	46,264	47,380
(Reversal of) provision for loan losses	(1,500)	3,050
Net interest income after (reversal of) provision for loan losses	47,764	44,330
Non-interest income:
Service charges on deposit accounts	1,656	1,371
(Losses) gains on sales/calls of available-for-sale securities	(221)	296
Gains on sales of loans held-for-sale	1,528	2,247
Debit card income	2,593	2,191
Other income	2,307	1,704
Total non-interest income	7,863	7,809
Non-interest expenses:
Salaries and employee benefits	22,756	23,079
Occupancy and equipment	3,451	3,661
Data processing	3,377	2,683
Stationery and supplies	253	287
Advertising	382	418
Directors fees	293	314
Other real estate owned (recovery) expense	—	(1)
Other expense	5,689	5,036
Total non-interest expenses	36,201	35,477
Income before provision for income tax	19,426	16,662
Provision for income tax	(5,240)	(4,501)
Net income	$14,186	$12,161
Basic income per share	$1.01	$0.86
Diluted income per share	$1.00	$0.85

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021 and 2020
(in thousands)

	2021	2020
Net income	$14,186	$12,161
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the current period, net of tax effect of ($4,082) and $2,358 for the years ended December 31, 2021 and 2020, respectively	(10,117)	5,846
Reclassification adjustment due to losses (gains) realized on sales of securities, net of tax effect of $64 and ($85) for the years ended December 31, 2021 and 2020, respectively	157	(211)
Officers’ retirement plan equity adjustments, net of tax effect of $276 and ($280) for the years ended December 31, 2021 and 2020, respectively	685	(694)
Directors’ retirement plan equity adjustments, net of tax effect of $16 and ($15) for the years ended December 31, 2021 and 2020, respectively	40	(37)
Total other comprehensive (loss) income, net of tax effect of ($3,726) and $1,978 for the years ended December 31, 2021 and 2020, respectively	(9,235)	4,904
Comprehensive income	$4,951	$17,065

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2021 and 2020
(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2019	12,919,132	$100,187	$977	$31,617	$134	$132,915
Net income				12,161		12,161
Other comprehensive income, net of tax					4,904	4,904
Stock dividend adjustment	1,310	348		(348)		—
5% stock dividend declared in 2021	649,260	6,307		(6,307)		—
Cash in lieu of fractional shares	(166)			(8)		(8)
Stock-based compensation		574				574
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	51,993	111				111
Stock options exercised, net	12,934	—				—
Balance at December 31, 2020	13,634,463	$107,527	$977	$37,115	$5,038	$150,657
Net income				14,186		14,186
Other comprehensive loss, net of tax					(9,235)	(9,235)
Stock dividend adjustment	1,282	329		(329)		—
5% stock dividend declared in 2022	659,471	6,626		(6,626)		—
Cash in lieu of fractional shares	(168)			(8)		(8)
Stock-based compensation		588				588
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	53,572	97				97
Stock options exercised, net	6,108	—				—
Stock repurchase and retirement	(505,824)	(5,374)				(5,374)
Balance at December 31, 2021	13,848,904	$109,793	$977	$44,338	$(4,197)	$150,911

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2021 and 2020
(in thousands)

	2021	2020
Cash flows from operating activities:
Net income	$14,186	$12,161
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	(1,500)	3,050
Stock-based compensation	588	574
Depreciation and amortization of bank premises and equipment	764	943
Accretion and amortization of securities, net	4,391	2,010
Net loss (gain) on sale/call of available-for-sale securities	221	(296)
Gain on sale of loans held-for-sale	(1,528)	(2,247)
Provision (benefit) for deferred income taxes	1,000	(1,429)
Valuation adjustment on mortgage servicing rights	(110)	386
Proceeds from sales of loans held-for-sale	68,819	79,013
Originations of loans held-for-sale	(60,929)	(81,826)
(Decrease) increase in deferred loan origination fees and costs, net	(736)	2,552
Amortization of operating lease right-of-use asset	1,060	1,270
Increase in interest receivable and other assets	—	(2,837)
Decrease in interest payable and other liabilities	(951)	(734)
Net cash provided by operating activities	25,275	12,590
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	21,730	41,995
Proceeds from sales of available-for-sale securities	21,917	14,201
Principal repayments on available-for-sale securities	97,780	66,784
Purchase of available-for-sale securities	(357,150)	(208,969)
Proceeds from maturities of certificates of deposit	5,880	9,310
Proceeds from sales of certificates of deposit	—	485
Purchase of certificates of deposit	(2,229)	(12,018)
(Purchases of) proceeds from redemption of stock in Federal Home Loan Bank and other equity securities, at cost	(617)	94
Net decrease (increase) in loans	27,114	(112,559)
Purchases of bank premises and equipment, net	(803)	(862)
Net cash used in investing activities	(186,378)	(201,539)
Cash flows from financing activities:
Net increase in deposits	250,140	339,530
Proceeds from Federal Home Loan Bank advances	—	5,000
Principal payments on Federal Home Loan Bank advances	(5,000)	—
Cash dividends paid in lieu of fractional shares	(8)	(8)
Common stock issued	97	111
Repurchases of common stock	(5,374)	—
Net cash provided by financing activities	239,855	344,633
Net increase in cash and cash equivalents	78,752	155,684
Cash and cash equivalents at beginning of year	267,177	111,493
Cash and cash equivalents at end of year	$345,929	$267,177

Supplemental Consolidated Statements of Cash Flows Information (Note 20)

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2021 and 2020
(in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (the “Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state-chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, and Contra Costa Counties. All intercompany transactions between the Company and the Bank have been eliminated in consolidation. The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank. Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties. Yolano Realty Corporation was an inactive subsidiary in 2021.

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

Loan fees net of certain direct costs of origination, which represent an adjustment to interest yield are deferred and amortized over the contractual term of the loan using the interest method. Processing fees received from the SBA for PPP loans are recognized as an adjustment to the effective yield over the loans' projected life.

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

The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts on evaluations of collectability and prior loss experience. The loan portfolio is segregated into loan types to facilitate the assessment of risk to pools of loans based on historical charge-off experience and internal and external factors. Non-accrual loans, troubled debt restructurings and loans with a risk rating of 5 (special mention) or worse and an aggregate exposure of $500 or more are evaluated for impairment, while all other loans, including individually evaluated loans determined not to be impaired, are collectively evaluated for impairment. The evaluations take into consideration internal and external factors such as trends in portfolio volume, maturity and composition, overall portfolio quality, loan concentrations, levels of and trends in charge-offs and recoveries, current and anticipated economic conditions that may affect the borrowers’ ability to pay and national and local economic trends and conditions.  While management uses these evaluations to determine the allowance for loan losses, additional provisions may be necessary based on changes in the factors used in the evaluations.

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term.  Management believes that the allowance for loan losses was adequate at December 31, 2021. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

The Bank held no other real estate owned (“OREO”) as of December 31, 2021 and 2020.

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

The following are descriptions of the Company’s sources of Non-interest income within the scope of Topic 606, Revenue from Contracts with Customers (Topic 606):

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2021 and 2020, for cash proceeds equal to the fair value of the loans.

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

In determining the fair value of the MSR, the Company uses quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Key assumptions used in measuring the fair value of the MSR as of December 31, were as follows:

	2021	2020
Constant prepayment rate	15.73%	20.22%
Discount rate	9.50%	10.00%
Weighted average life (years)	4.95	3.96

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

Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted shares.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  The number of potential common shares included in annual diluted EPS is a year to date average of the number of potential common shares included in each quarter’s diluted EPS computation under the treasury stock method. The calculation of weighted average shares includes two classes of the Company’s outstanding common stock:  common stock and restricted stock awards.  Holders of restricted stock also receive dividends at the same rate as common shareholders, subject to vesting restrictions, and they both share equally in undistributed earnings.There are no unvested share-based payment awards that contain nonforfeitable rights to dividends. See Note 14 of Notes to Consolidated Financial Statements.

(p)	Advertising Costs

Advertising costs were $382 and $418 for the years ended December 31, 2021 and 2020, respectively. Advertising costs are expensed as incurred.

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

On January 27, 2021, the Company announced that its Board of Directors had declared a 5% stock dividend which resulted in 650,542 shares, which was paid on March 25, 2021 to shareholders of record as of February 26, 2021.  On January 27, 2022, the Company announced that its Board of Directors had declared a 5% stock dividend which will result in an estimate of 659,471 shares, which will be paid on March 25, 2022 to shareholders of record as of February 28, 2022.

The earnings per share data for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2022.  December 31, 2021 figures included in the Consolidated Balance Sheets and Consolidated Statement of  Stockholders’ Equity have been adjusted to reflect the estimated impact of the 2022 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, common stock balance and retained earnings balance. The December 31, 2020 and 2019 balances included in the Consolidated Balance Sheets and Statement of Stockholders’ Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

(s)	Segment Reporting

The "Segment Reporting" topic of the FASB ASC requires that public companies report certain information about operating segments.  It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank, which offers a wide array of products and services to its customers.  Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business.  As a result, the Company is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Therefore, the Company reports community banking as its only segment.

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

In March 2020, the FASB issued ASU 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).  This ASU adds an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to the FASB Codification Topic 326. This ASU also updates the SEC section of the Codification for the change in the effective date of Topic 842.  This ASU was effective upon addition to the FASB Codification.  The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) is effective on January 1, 2023 for smaller reporting companies with less than $250 million in public float as defined in the SEC's rules. The Company is a smaller reporting company.  The Company will apply the amendment's provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective.  The Company has formed a team that is working on an implementation plan to adopt the amendment.  The implementation plan will include developing policies, procedures and internal controls over the model.  The Company is also working with a software vendor to measure expected losses required by the amendment.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements and expects that the portfolio composition and economic conditions at the time of adoption will influence the accounting adjustment made at the time the amendment is adopted.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform.  This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform.  This ASU was effective for all entities as of March 12, 2020 through December 31, 2022.  As of January 1, 2022, the Company is no longer originating LIBOR based loans and are originating new loans using the Secured Overnight Financing Rate (SOFR).  For existing LIBOR based loans, the Company is monitoring the development and reporting of fallback indices.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope.  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.  An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued.   An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company is in the process of evaluating the provisions of this ASU but does not expect it to have a material impact on the Company's consolidated financial statements.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2021 and 2020. The Bank has met its average reserve requirements during 2021 and 2020 and the minimum required balance at December 31, 2021 and 2020.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2021 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Investment securities available-for-sale:
U.S. Treasury securities	$86,534	$388	$(711)	$86,211
Securities of U.S. government agencies and corporations	104,106	330	(1,826)	102,610
Obligations of states and political subdivisions	44,842	1,444	(301)	45,985
Collateralized mortgage obligations	137,872	665	(2,885)	135,652
Mortgage-backed securities	262,738	1,971	(2,954)	261,755

Total debt securities	$636,092	$4,798	$(8,677)	$632,213

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

Gross realized gains from sales and calls of available-for-sale securities were $322 and $342 for the years ended December 31, 2021 and 2020, respectively. Gross realized losses from sales of available-for-sale securities were $543 and $46 for the years ended December 31, 2021 and 2020,  respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2021, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$15,115	$15,279
Due after one year through five years	151,898	151,022
Due after five years through ten years	40,443	39,822
Due after ten years	28,026	28,683
Subtotal	235,482	234,806
MBS and CMO	400,610	397,407
Total	$636,092	$632,213

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2021, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$63,254	$(673)	$2,066	$(38)	$65,320	$(711)
Securities of U.S. government agencies and corporations	48,288	(942)	30,158	(884)	78,446	(1,826)
Obligations of states and political subdivisions	11,680	(233)	934	(68)	12,614	(301)
Collateralized mortgage obligations	90,299	(2,850)	1,298	(35)	91,597	(2,885)
Mortgage-backed securities	175,943	(2,816)	6,997	(138)	182,940	(2,954)

Total	$389,464	$(7,514)	$41,453	$(1,163)	$430,917	$(8,677)

No decline in value was considered “other-than-temporary” during 2021.  One hundred sixty-eight securities, all considered investment grade, which had a fair value of $389,464 and a total unrealized loss of $7,514 have been in an unrealized loss position for less than twelve months as of December 31, 2021.  Twenty-two securities, all considered investment grade, which had a fair value of $41,453 and total unrealized loss of $1,163,  have been in an unrealized loss position for more than twelve months as of December 31, 2021.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that it will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of December 31, 2021.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer's financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2020, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$4,276	$(1)	$—	$—	$4,276	$(1)
Securities of U.S. government agencies and corporation	58,164	(265)	—	—	58,164	(265)
Obligations of states and political subdivision	1,603	(9)	—	—	1,603	(9)
Collateralized mortgage obligations	1,697	(8)	—	—	1,697	(8)
Mortgage-backed securities	30,208	(91)	—	—	30,208	(91)

Total	$95,948	$(374)	$—	$—	$95,948	$(374)

Investment securities carried at $39,695 and $41,916 at December 31, 2021 and 2020, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, by loan class, at December 31, is as follows:

	2021	2020
Commercial	$135,894	$255,926
Commercial Real Estate	526,924	454,053
Agriculture	107,183	95,048
Residential Mortgage	76,160	64,497
Residential Construction	4,482	4,223
Consumer	17,258	19,467

	867,901	893,214
Allowance for loan losses	(13,952)	(15,416)
Net deferred origination fees and costs	(1,232)	(1,968)

Loans, net	$852,717	$875,830

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Paycheck Protection Program (“PPP”) loans outstanding included in Commercial loans totaled $37 million and $155 million as of December 31, 2021 and December 31, 2020, respectively.

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

At December 31, 2021, approximately 16% in principal amount of the Company’s loans were for general commercial uses, including professional, retail and small businesses. Approximately 60% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of loans secured by commercial properties and construction and land development loans. Approximately 12% in principal amount of the Company’s loans were for agriculture, approximately 9% in principal amount of the Company’s loans were residential mortgage loans, approximately 1% in principal amount of the Company’s loans were residential construction loans and approximately 2% in principal amount of the Company’s loans were consumer loans.

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

At December 31, 2021 and 2020, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of December 31, 2021 and 2020, was as follows:

	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
December 31, 2021
Commercial	$134,890	$394	$477	$—	$133	$135,894
Commercial Real Estate	526,337	32	—	—	555	526,924
Agriculture	98,471	—	—	—	8,712	107,183
Residential Mortgage	75,861	161	—	—	138	76,160
Residential Construction	4,482	—	—	—	—	4,482
Consumer	16,523	—	76	—	659	17,258
Total	$856,564	$587	$553	$—	$10,197	$867,901

December 31, 2020
Commercial	$255,563	$—	$—	$—	$363	$255,926
Commercial Real Estate	449,178	—	—	—	4,875	454,053
Agriculture	85,918	—	—	—	9,130	95,048
Residential Mortgage	64,344	—	—	—	153	64,497
Residential Construction	4,223	—	—	—	—	4,223
Consumer	18,777	—	—	—	690	19,467
Total	$878,003	$—	$—	$—	$15,211	$893,214

Non-accrual loans amounted to $10,197 at December 31, 2021, and were comprised of two commercial loans totaling $133, one commercial real estate loan totaling $555, three agriculture loans totaling $8,712, one residential mortgage loan totaling $138, and four consumer loans totaling $659. Non-accrual loans amounted to $15,211 at December 31, 2020, and were comprised of four commercial loans totaling $363, three commercial real estate loans totaling $4,875, three agriculture loans totaling $9,130, one residential mortgage loan totaling $153, and five consumer loans totaling $690. All non-accrual loans are considered impaired and are measured for impairment based upon the present value of future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral, if the loan is collateral dependent. If the measurement of the non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses. If the loan is considered to be collateral dependent, it is generally the Company's policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral. There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2021 and December 31, 2020. Loans with deferrals granted under Section 4013 of the CARES Act are not considered past due if performing in accordance with the forbearance agreement and/or reported as nonaccrual if deemed collectible during the deferral period.  See Note 1 for discussion on policy election on loan modifications under Section 4013 of the CARES Act.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Loans to be considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 5 (special mention) or worse and an aggregate exposure of $500 or more. Once identified as impaired, impaired loans are measured individually for impairment using one of three methods: present value of expected cash flows discounted at the loan's effective interest rate; the loan's observable market price; or fair value of collateral if the loan is collateral dependent. In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of December 31, 2021 and 2020, were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2021
Commercial	$142	$133	$—	$133	$—
Commercial Real Estate	555	555	—	555	—
Agriculture	10,680	8,712	—	8,712	—
Residential Mortgage	701	138	517	655	81
Residential Construction	241	—	241	241	10
Consumer	815	659	64	723	2
Total	$13,134	$10,197	$822	$11,019	$93

December 31, 2020
Commercial	$1,087	$363	$661	$1,024	$11
Commercial Real Estate	5,146	4,875	—	4,875	—
Agriculture	9,189	4,165	4,965	9,130	2,093
Residential Mortgage	1,046	153	883	1,036	159
Residential Construction	684	—	652	652	83
Consumer	773	690	64	754	1
Total	$17,925	$10,246	$7,225	$17,471	$2,347

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the years ended December 31, 2021 and  2020, was as follows:

	December 31, 2021		December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$300	$7	$1,344	$60
Commercial Real Estate	4,165	509	3,489	58
Agriculture	9,046	—	5,481	—
Residential Mortgage	809	23	1,062	30
Residential Construction	329	15	671	34
Consumer	745	7	630	17
Total	$15,394	$561	$12,677	$199

None of the interest on impaired loans was recognized using a cash basis of accounting for the years ended December 31, 2021 and 2020.

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

The Company had $10,103 and $2,325 in TDR loans as of December 31, 2021 and 2020, respectively. Specific reserves for TDR loans totaled $93 and $253 as of December 31, 2021 and 2020, respectively. TDR loans performing in compliance with modified terms totaled $10,006 and $2,260 as of December 31, 2021 and 2020, respectively. There were no commitments to advance additional funds on existing TDR loans as of December 31, 2021.

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

Loans modified as troubled debt restructurings during the years ended December 31, 2021 and 2020,  were as follows:

	Year Ended December 31, 2021
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Agriculture	3	$9,130	$9,130
Consumer	2	593	593
Total	5	$9,723	$9,723

There were no loans modified as TDRs during the year ended December 31, 2020.

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance. No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the years ended December 31, 2021, and 2020. The Company considers a loan to be in payment default when it is 90 days or more past due.

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

The following table presents the risk ratings by loan class as of December 31, 2021 and 2020.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Commercial	$132,425	$2,376	$1,093	$—	$—	$135,894
Commercial Real Estate	516,120	6,524	4,280	—	—	526,924
Agriculture	98,471	—	8,712	—	—	107,183
Residential Mortgage	76,020	—	140	—	—	76,160
Residential Construction	4,482	—	—	—	—	4,482
Consumer	16,599	—	659	—	—	17,258
Total	$844,117	$8,900	$14,884	$—	$—	$867,901

December 31, 2020
Commercial	$244,327	$10,731	$868	$—	$—	$255,926
Commercial Real Estate	431,381	9,255	13,417	—	—	454,053
Agriculture	83,493	—	11,555	—	—	95,048
Residential Mortgage	64,018	—	479	—	—	64,497
Residential Construction	4,223	—	—	—	—	4,223
Consumer	18,697	—	770	—	—	19,467
Total	$846,139	$19,986	$27,089	$—	$—	$893,214

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2021 and  2020.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416
Provision for loan losses	(575)	879	(2,352)	112	(54)	(147)	637	(1,500)

Charge-offs	(502)	—	—	(5)	—	(12)	—	(519)
Recoveries	429	14	—	—	—	112	—	555
Net (charge-offs)/ recoveries	(73)	14	—	(5)	—	100	—	36
Ending Balance	1,604	8,808	1,482	742	74	167	1,075	13,952
Period-end amount allocated to:
Loans individually evaluated for impairment	—	—	—	81	10	2	—	93
Loans collectively evaluated for impairment	1,604	8,808	1,482	661	64	165	1,075	13,859
Balance as of December 31, 2021	$1,604	$8,808	$1,482	$742	$74	$167	$1,075	$13,952

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2019	$2,354	$6,846	$2,054	$466	$201	$236	$199	$12,356
Provision for loan losses	(91)	1,069	1,780	169	(73)	(43)	239	3,050

Charge-offs	(212)	—	—	—	—	(15)	—	(227)
Recoveries	201	—	—	—	—	36	—	237
Net (charge-offs)/ recoveries	(11)	—	—	—	—	21	—	10
Ending Balance	2,252	7,915	3,834	635	128	214	438	15,416
Period-end amount allocated to:
Loans individually evaluated for impairment	11	—	2,093	159	83	1	—	2,347
Loans collectively evaluated for impairment	2,241	7,915	1,741	476	45	213	438	13,069
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416

The Company’s investment in loans as of December 31, 2021 and 2020 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2021
Loans individually evaluated for impairment	$133	$555	$8,712	$655	$241	$723	$11,019
Loans collectively evaluated for impairment	135,761	526,369	98,471	75,505	4,241	16,535	856,882
Ending Balance	$135,894	$526,924	$107,183	$76,160	$4,482	$17,258	$867,901

December 31, 2020
Loans individually evaluated for impairment	$1,024	$4,875	$9,130	$1,036	$652	$754	$17,471
Loans collectively evaluated for impairment	254,902	449,178	85,918	63,461	3,571	18,713	875,743
Ending Balance	$255,926	$454,053	$95,048	$64,497	$4,223	$19,467	$893,214

(5)	Mortgage Operations

The Company recognizes a gain or loss and a related asset for the fair value of the rights to service loans for others when loans are sold and servicing is retained.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the year ended December 31, 2021 on a servicing retained basis, for cash proceeds equal to the fair value of the loans. At December 31, 2021 and 2020, the Company serviced real estate mortgage loans for others totaling $208,169 and $206,208, respectively.

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

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2021 and 2020. Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	December 31, 2020	Additions	Reductions	December 31, 2021
Mortgage servicing rights	$1,628	$641	$(462)	$1,807
Valuation allowance	(386)	—	110	(276)
Mortgage servicing rights, net of valuation allowance	$1,242	$641	$(352)	$1,531

	December 31, 2019	Additions	Reductions	December 31, 2020
Mortgage servicing rights	$1,481	$575	$(428)	$1,628
Valuation allowance	—	(386)	—	(386)
Mortgage servicing rights, net of valuation allowance	$1,481	$189	$(428)	$1,242

At December 31, 2021 and December 31, 2020, the estimated fair market value of the Company's mortgage servicing rights asset was $1,531 and $1,242, respectively. The changes in fair value of mortgage servicing rights during 2021 was primarily due to new originations and changes in prepayment speeds. The changes in fair value of mortgage servicing rights during 2020 was primarily due to changes in prepayment speeds.

The Company received contractually specified servicing fees of $530 and $528 for the years ended December 31, 2021 and 2020, respectively. Contractually specified servicing fees are included in Other Income on the Consolidated Statements of Income.

(6)	Premises and Equipment

Premises and equipment consisted of the following at December 31, of the indicated years:

	2021	2020
Land	$2,292	$2,292
Buildings	5,737	5,725
Furniture and equipment	13,782	12,991
Leasehold improvements	2,214	2,214

	24,025	23,222
Less accumulated depreciation and amortization	17,473	16,709

	$6,552	$6,513

Depreciation and amortization expense, included in occupancy and equipment expense, was $764 and $943 for the years ended December 31, 2021 and 2020, respectively.

(7)	Interest Receivable and Other Assets

Interest receivable and other assets consisted of the following at December 31, of the indicated years:

	2021	2020
Interest receivable	$4,571	$5,099
Mortgage servicing rights asset (see Note 5)	1,531	1,242
Officer’s life insurance	17,656	17,185
Deferred tax assets, net (see Note 18)	5,655	2,930
Operating lease right of use asset	5,138	5,913
Prepaid and other	5,693	5,814

	$40,244	$38,183

(8)	Short-Term and Long-Term Borrowings

Short-term borrowings totaled $0 and $5,000 as of December 31, 2021 and December 31, 2020, respectively. This consisted of an advance with the FHLB through its COVID-19 Relief and Recovery Advances Program. The advance had a 0% interest rate and matured in the second quarter of 2021. The advance was secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral such as commercial and mortgage loans. As of December 31, 2021, the Company had a remaining collateral borrowing capacity with the FHLB of $306,597 and, at such date, also had unsecured formal lines of credit totaling $122,000 with correspondent banks.

The Company had no Federal Funds purchased during the years ended December 31, 2021 and 2020.

The Company had no long-term borrowings during the years ended December 31, 2021 and 2020.

(9)	Leases

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2030.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and nonlease components.  The Bank had no financing leases as of December 31, 2021.

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

The Company had right-of-use assets totaling $5,138 and $5,913 as of December 31, 2021 and December 31, 2020, respectively. Right-of-use assets are included in Interest receivable and other assets on the Consolidated Balance Sheets. The Company had lease liabilities totaling $5,664 and $6,453 as of December 31, 2021 and December 31, 2020, respectively. Lease liabilities are included in Interest payable and other liabilities on the Consolidated Balance Sheets. The Company recognized lease expenses totaling $1,172 and $1,275 for the years ended December 31, 2021 and December 31, 2020, respectively.  Lease expense is included in Occupancy and Equipment expense on the Consolidated Statements of Income.

The table below summarizes the maturity of remaining lease liabilities at December 31:

(in thousands)	2021
2022	$1,178
2023	1,045
2024	889
2025	817
2026	570
2027 and thereafter	1,622
Total lease payments	6,121
Less: interest	(457)
Present value of lease liabilities	$5,664

The following table presents supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,220	$1,148
Right-of-use assets obtained in exchange for new operating lease liabilities	$285	$221

The following table presents the weighted average operating lease term and discount rate at December 31:

	2021	2020
Weighted-average remaining lease term - operating leases, in years	6.32	7.23
Weighted-average discount rate - operating leases	2.36%	2.43%

(10)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit in addition to entering into commitments to sell loans in conjunction with our mortgage banking activities. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2021	2020
Undisbursed loan commitments	$192,874	$189,097
Standby letters of credit	2,305	1,731
Commitments to sell loans	1,500	1,052

	$196,679	$191,880

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2021, there were no financial standby letters of credit outstanding. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2021, there was $2,305 issued in performance standby letters of credit and the Bank carried no liability. The Bank has experienced no draws on these letters of credit and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $650 and $950 at December 31, 2021 and 2020, respectively, which is recorded in “interest payable and other liabilities” on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2021, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $1,500 and $1,052 at December 31, 2021 and 2020, respectively. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has not had to repurchase any loans due to deficiencies in underwriting or loan documentation. Management believes that any liabilities that may result from such recourse provisions are not significant.

(11)	Commitments and Contingencies

At December 31, 2021, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2022	$37,531
2023	6,608
2024	3,550
2025	1,547
2026	134
Thereafter	15

$49,385

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

Management believes, as of December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject. As of December 31, 2021, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2021 and 2020, respectively, as set forth in the following table (calculated in accordance with the Basel III capital rules):

	The Bank
	2021		2020		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Capital	Ratio	Ratio*	Ratio
Tier 1 Leverage Capital (to Average Assets)	$154,436	7.9%	$141,569	8.4%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	154,436	15.3%	141,569	16.2%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	154,436	15.3%	141,569	16.2%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	166,889	16.8%	152,535	17.5%	8.0%	10.0%

* Ratio for regulatory requirement excludes the capital conservation buffer of 2.50%.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$86,211	$86,211	$—	$—
Securities of U.S. government agencies and corporations	102,610	—	102,610	—
Obligations of states and political subdivisions	45,985	—	45,985	—
Collateralized mortgage obligations	135,652	—	135,652	—
Mortgage-backed securities	261,755	—	261,755	—

Total investments at fair value	$632,213	$86,211	$546,002	$—

December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$38,891	$38,891	$—	$—
Securities of U.S. government agencies and corporations	106,558	—	106,558	—
Obligations of states and political subdivisions	32,882	—	32,882	—
Collateralized mortgage obligations	73,460	—	73,460	—
Mortgage-backed securities	183,289	—	183,289	—

Total investments at fair value	$435,080	$38,891	$396,189	$—

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2021 and 2020.

December 31, 2021	Total	Level 1	Level 2	Level 3
Impaired loans	$33	$—	$—	$33
Mortgage servicing rights	1,531	—	—	1,531

Total assets at fair value	$1,564	$—	$—	$1,564

December 31, 2020	Total	Level 1	Level 2	Level 3
Impaired loans	$28	$—	$—	$28
Mortgage servicing rights	1,242	—	—	1,242

Total assets at fair value	$1,270	$—	$—	$1,270

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2021 and 2020.

Key methods and assumptions used in measuring the fair value of impaired loans and mortgage servicing rights as of December 31, 2021 and 2020, were as follows:

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
Present value of expected future cash flows was estimated using a weighted average discount rate factor of 9.50% and 10.00% as of December 31, 2021 and December 31, 2020, respectively. A weighted average constant prepayment rate of 15.73% and 20.22% as of December 31, 2021 and December 31, 2020, respectively, was utilized.

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

At December 31, 2021, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan. Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy. When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are subject to impairment testing. All mortgage servicing rights are initially measured and recorded at fair value at the time loans are sold. The fair value of MSRs is determined based on the price that would be received to sell the MSRs in an orderly transaction between market participants at the measurement date. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the mortgage servicing rights, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. At December 31, 2021, the discount rate and constant prepayment rate used in measuring the fair value of the Company’s MSRs was 9.50% and 15.73%, respectively.

The model used to calculate the fair value of the Company’s MSRs is periodically validated. The model assumptions and the MSRs fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies MSRs subjected to non-recurring fair value adjustments as Level 3.

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments for the years ended December 31, 2021 and 2020, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note).

		2021		2020
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$345,929	$345,929	$267,177	$267,177
Certificates of deposit	2	13,272	13,443	16,923	17,455
Stock in Federal Home Loan Bank and other equity securities, at cost	3	7,097	7,097	6,480	6,480
Loans receivable:
Net loans	3	852,717	830,967	875,830	830,448
Loans held-for-sale	2	1,063	1,089	9,190	9,522
Interest receivable	2	4,571	4,571	5,099	5,099
Mortgage servicing rights	3	1,531	1,531	1,242	1,242
Financial liabilities:
Deposits	3	1,728,302	1,678,658	1,478,162	1,457,051
Federal Home Loan Bank advances	2	—	—	5,000	4,996
Interest payable	2	42	42	59	59

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

(14)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2022, payable on March 25, 2022, to shareholders of record as of February 28, 2022.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	2021	2020
Basic earnings per share:
Net income	$14,186	$12,161

Weighted average common shares outstanding	14,052,446	14,114,262

Basic earnings per share	$1.01	$0.86

Diluted earnings per share:
Net income	$14,186	$12,161

Weighted average common shares outstanding	14,052,446	14,114,262

Effect of dilutive shares	178,843	126,084

Adjusted weighted average common shares outstanding	14,231,289	14,240,346

Diluted earnings per share	$1.00	$0.85

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 294,526 shares and 445,700 shares for the years ended December 31, 2021 and 2020, respectively.  Restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 10,439 shares and 46,052 shares for the years ended December 31, 2021 and 2020, respectively.

(15)	Stock Compensation Plans

The total number of shares authorized, number of shares outstanding, weighted average exercise prices, exercise prices and weighted average grant date fair value have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2022, payable on March 25, 2022 to shareholders of record as of February 28, 2022.

The Company has one stock option plan. Under the 2016 Stock Incentive Plan (the "Plan"), the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 50,000 total shares in any calendar year. In January 2020, the Company’s Board of Directors amended the Plan to increase the maximum number of shares of options, stock appreciation rights, restricted stock, or stock units and performance based awards that any participant may receive under the Plan in any calendar year from 25,000 to 50,000. With respect to awards granted to non-employee directors under the Plan during the term of the Plan, the total number of shares of common stock which may be issued upon exercise or settlement of such awards is 100,000 shares and no outside director may receive option grants, stock appreciation rights, restricted stock or stock units for more than 3,000 shares total in any calendar year. There are 851,496 shares authorized under the 2016 Stock Incentive Plan. The 2016 Stock Incentive Plan will terminate on March 15, 2026.

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

Stock option activity for the Company’s Stock Incentive Plan during the year ended December 31, 2021, was as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2020	638,013	$8.49
Granted	—	—
Exercised	(10,168)	3.15
Cancelled/Forfeited	—	—

Balance at December 31, 2021	627,845	$8.58

The following table presents information on stock options for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	10,168	$3.15	$63	—

Stock options outstanding and expected to vest:	627,845	$8.58	$901	5.83

Stock options vested and currently exercisable:	414,439	$7.82	$884	4.85

The weighted average grant date fair value per share of options granted during the years ended December 31, was $0 in 2021 and $1.28 in 2020.

The intrinsic value of options exercised during the years ended December 31, was $63 in 2021 and$122 in 2020.  The fair value of awards vested during the years ended December 31 was $182 in 2021 and $149 in 2020.

At December 31, 2021, the range of exercise prices for all outstanding options ranged from $3.35 to $10.72.

As of December 31, 2021, there was $176 of total unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.8 years.

For the years ended December 31, 2021 and 2020 there was $145 and $181, respectively, of recognized compensation related to stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2021	2020
Risk-Free Interest Rate	0.00%	1.42%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	—	5.00

Expected Price Volatility	0.00%	10.18%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees. The restricted shares awarded become fully vested after one to four years of continued employment or service from the date of grant. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2021:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2020	156,134	$9.81
Granted	45,486	10.00
Vested	(33,686)	9.27
Cancelled/Forfeited	(491)	10.05

Balance at December 31, 2021	167,443	$9.97

The aggregate intrinsic value of restricted stock awards vested in calendar years 2021 and 2020, was $332 and $344, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31, was $10.00 in 2021 and $10.10 in 2020.

As of December 31, 2021, there was $739 of total unrecognized compensation related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 2.4 years.

For the year ended December 31, 2021 and 2020, there was $411 and $374, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The total number of shares authorized, number of shares purchased and stock price have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2022, payable March 25, 2022, to shareholders of record as of February 28, 2022.

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the 2016 ESPP, the Company is authorized to issue to an eligible employee shares of common stock. There are 341,820 shares authorized under the 2016 ESPP, which include authorized but unissued shares under the 2006 Amended ESPP. The 2016 ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent  of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period. Approximately 40 percent of eligible employees are participating in the ESPP in the current participation period, which began November 24, 2021 and will end November 23, 2022.

Under the ESPP, at the annual stock purchase date of November 23, 2021, there were $97 in contributions, and 13,272 shares were purchased at a price of $7.32. For the year ended December 31, 2021 and 2020, there was $32 and $19, respectively, of recognized compensation related to ESPP issuances. Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

(16)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 1000 hours of service and are actively employed on the last day of the plan year are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $2,037 and $1,786 in 2021 and 2020, respectively. The profit sharing plan also has a 401(k) feature that allows employees to contribute to the profit sharing plan, even if they are not eligible for a contribution from the Bank. An employee is eligible to make contributions through the 401(k) feature on the 1st of the month following 90 days of employment.

(17)	Supplemental Compensation Plans

EXECUTIVE RETIREMENT PLAN

Pension Benefit Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees. The Salary Continuation Plan provides defined annual benefit levels between $50 and $125 depending on responsibilities at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service.

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

The following table sets forth the status of the Salary Continuation Plan and SERP as of December 31, 2021 and December 31, 2020:

	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$7,127	$5,871
Service cost	312	256
Interest cost	168	180
Plan (gain) loss	(754)	1,092
Benefits paid	(272)	(272)
Benefit obligation at end of year	$6,581	$7,127

Change in plan assets
Employer contribution	$272	$272
Benefits paid	(272)	(272)
Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(6,581)	$(7,127)
Unrecognized net plan loss	1,959	2,919
Unrecognized prior service cost	34	35
Net amount recognized	$(4,588)	$(4,173)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(6,581)	$(7,127)
Accumulated other comprehensive loss	1,993	2,954
Net amount recognized	$(4,588)	$(4,173)

The Company expects to recognize approximately $132 of the unrecognized net actuarial loss and prior service cost as a component of net periodic benefit cost in 2022.

	For the Year ended December 31,
	2021	2020
Components of net periodic benefit cost
Service cost	$312	$256
Interest cost	168	180
Amortization of prior service cost	2	2
Recognized actuarial loss	205	115
Net periodic benefit cost	687	553

Additional Information
Minimum benefit obligation at year end	$6,581	$7,127
(Decrease) increase in minimum liability included in other comprehensive income (loss)	$(961)	$974

Assumptions used to determine benefit obligations at December 31	2021	2020
Discount rate used to determine net periodic benefit cost for years ended December 31	2.30%	3.00%

Discount rate used to determine benefit obligations at December 31	2.60%	2.30%

Future salary increases	6.75%	6.20%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $272 in benefit payments during fiscal 2021. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2022	$272
2023	332
2024	332
2025	388
2026	343
2027-2031	1,664

Disclosure of settlements and curtailments:

There were no events during fiscal 2021 that would constitute a curtailment or settlement.

DIRECTORS’ RETIREMENT PLAN

Pension Benefit Plans

On July 19, 2001, the Company and the Bank approved an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the Bank.  The Directors' Retirement Plan provides a retirement benefit equal to $1 per year of service as a director, up to a maximum benefit amount of $15.  The retirement benefit is payable for ten years following retirement at age 65.  Reduced retirement benefits are available after age 55 and ten years of service.

The following table sets forth the status of the Directors' Retirement Plan as of December 31, 2021 and December 31, 2020:

	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$831	$820
Service cost	—	—
Interest cost	10	19
Plan (gain) loss	(56)	52
Benefits paid	(75)	(60)
Benefit obligation at end of year	$710	$831

Change in plan assets
Employer contribution	$75	$60
Benefits paid	(75)	(60)
Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(710)	$(831)
Unrecognized net plan gain	18	74
Net amount recognized	$(692)	$(757)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(710)	$(831)
Accumulated other comprehensive loss	18	74
Net amount recognized	$(692)	$(757)

	For the Year Ended December 31,
	2021	2020
Components of net periodic benefit cost
Service cost	$—	$—
Interest cost	10	19
Recognized actuarial gain	—	—
Net periodic benefit cost	10	19

Additional Information
Minimum benefit obligation at year end	$710	$831
(Decrease) increase in minimum liability included in other comprehensive income (loss)	$(56)	$52

Assumptions used to determine benefit obligations at December 31	2021	2020
Discount rate used to determine net periodic benefit cost for years ended December 31	1.30%	2.40%

Discount rate used to determine benefit obligations at December 31	2.10%	1.30%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $75 in benefit payments during fiscal 2021. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2022	$70
2023	60
2024	60
2025	65
2026	60
2027-2031	240

Disclosure of settlements and curtailments:

There were no events during fiscal 2021 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The 2001 Executive Deferral Plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2021 and 2020 totaled $2,749 and $2,682, respectively. The net decrease in accrued liability for the 2001 Executive Deferral Plan totaled $28 and $26 during the years ended December 31, 2021 and 2020, respectively. The net decrease was due to payments totaling $35 for each of the years ended December 31, 2021 and 2020, which was partially offset by interest accrued totaling $7 and $9 during the years ended December 31, 2021 and 2020. Interest expense for the 2001 Executive Deferral Plan for the years ended December 31, 2021 and 2020 totaled $7 and $9, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of director's fees. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The 2001 Director Deferral Plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2021 and 2020 totaled $153 and $148, respectively. The net decrease in accrued liability for the 2001 Director Deferral Plan totaled $4 for each of the years ended December 31, 2021 and 2020. The net decrease was due to payments totaling $5 for each of the years ended December 31, 2021 and 2020, which was partially offset by interest accrued totaling $1 for each of the years ended December 31, 2021 and 2020. Interest expense for the 2001 Director Deferral Plan totaled $1 for each of the years ended December 31, 2021 and 2020.

(18)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2021	2020
Current:
Federal	$2,553	$3,689
State	1,687	2,241

	4,240	5,930
Deferred:
Federal	652	(929)
State	348	(500)

	1,000	(1,429)

	$5,240	$4,501

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020, consisted of:

	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,317	$4,838
Deferred compensation	91	101
Retirement compensation	1,559	1,456
Stock option compensation	311	256
Postretirement benefits	578	871
Current state franchise taxes	322	467
Non-accrual interest	291	484
Sale-leaseback	26	51
Lease liability	1,667	1,900
Investment securities unrealized loss	1,115	—
Other	246	252

Deferred tax assets	10,523	10,676

Deferred tax liabilities:
Fixed assets depreciation	1,320	1,357
FHLB dividends	184	184
Tax credit – loss on pass-through	400	499
Deferred loan costs	1,010	823
Mortgage servicing rights	288	143
Investment securities unrealized gain	—	2,903
Right of Use Asset	1,519	1,748
Other	147	89

Total deferred tax liabilities	4,868	7,746

Net deferred tax assets (see Note 7)	$5,655	$2,930

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2021, the Company had no state net operating loss carry forwards and no federal tax credit carry forwards.

A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, is as follows:

	2021	2020
Federal statutory income tax rate	21.0%	21.0%

Increase (decrease) in tax rate due to:
State franchise tax, net of federal benefit	8.3%	8.3%
Reduction for tax exempt interest	(1.6)%	(1.7)%
Cash surrender value of life insurance	(0.5)%	(0.6)%
Other tax credits	0.0%	0.0%
Other	(0.2)%	0.1%

Effective income tax rate	27.0%	27.1%

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2021 and 2020.  The Company recognized no changes in unrecognized tax benefits during 2021 and 2020, due to the expiration of a statute of limitations.  The Company had no significant uncertain tax positions as of December 31, 2021 and December 31, 2020.  The Company does not currently anticipate any significant increase or decrease in unrecognized tax benefits during 2022.

The Company classifies interest and penalties as a component of the provision for income taxes. At December 31, 2021, there were no unrecognized interest and penalties. The tax years ended December 31, 2020, 2019, and 2018 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2020, 2019, 2018, and 2017 remain subject to examination by the California Franchise Tax Board. The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2021, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.

(19)	Accumulated Other Comprehensive Income/(Loss)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2021.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2020	$7,196	$(2,105)	$(53)	$5,038
Current period other comprehensive income (loss), net of tax	(9,960)	685	40	(9,235)
Balance as of December 31, 2021	$(2,764)	$(1,420)	$(13)	$(4,197)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2020.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2019	$1,561	$(1,411)	$(16)	$134
Current period other comprehensive income (loss), net of tax	5,635	(694)	(37)	4,904
Balance as of December 31, 2020	$7,196	$(2,105)	$(53)	$5,038

(20)	Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$929	$1,517
Income taxes	4,770	5,400

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	6,636	7,016
Fair value adjustment of securities available for sale, net of tax of $(4,018) and $2,273 for the years ended December 31, 2021 and 2020, respectively	(9,960)	5,635
Loans held-for-sale transferred to loans held-for-investment	1,765	—
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	285	221

(21)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2021	2020
Assets
Cash	$671	$4,049
Investment in wholly-owned subsidiary	150,240	146,608

Total assets	$150,911	$150,657
Liabilities and stockholders’ equity
Liabilities	—	—
Stockholders’ equity	150,911	150,657

Total liabilities and stockholders’ equity	$150,911	$150,657

Statements of Income	2021	2020
Dividends from subsidiary	$1,500	$—
Other operating expenses	(257)	(242)
Income tax benefit	76	70
Income (loss) before undistributed earnings of subsidiary	1,319	(172)
Equity in undistributed earnings of subsidiary	12,867	12,333

Net income	$14,186	$12,161

Statements of Cash Flows	2021	2020
Net income	$14,186	$12,161
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	588	574
Equity in undistributed earnings of subsidiary	(12,867)	(12,333)

Net cash provided by operating activities	1,907	402

Cash flows from financing activities:
Common stock issued	97	111
Stock repurchases	(5,374)	—
Cash dividends paid in lieu of fractional shares	(8)	(8)

Net cash provided by financing activities	(5,285)	103

Net change in cash	(3,378)	505

Cash at beginning of year	4,049	3,544

Cash at end of year	$671	$4,049

(22)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $8,672 and $7,093 at December 31, 2021 and 2020, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2021	2020
Outstanding balance, beginning of year	$3,964	$3,113
Credit granted	923	1,662
Repayments / Reductions	(1,535)	(811)

Outstanding balance, end of year	$3,352	$3,964

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

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C –  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2022 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” and “Nomination and Election of Directors.”  Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act.  To the extent disclosure for delinquent reports is being made, it can be found in, and is incorporated herein by reference to, the section of the Company’s proxy statement for its 2022 Annual Meeting of Shareholders entitled “Delinquent Section 16(a) Reports”.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2022 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2022 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2021.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2022, payable on March 25, 2022 to shareholders of record as of February 28, 2022.  The number of securities remaining available for future issuance under equity compensation plans approved by the shareholders does not include the 500,000 increase in the total number of shares authorized for issuance under the 2016 Stock Incentive Plan which was approved by the shareholders at the Company’s 2021 Annual Meeting of Shareholders and which increase remains subject to approval by the DFPI.  The plans included in this table are the Company’s 2006 Stock Incentive Plan and 2016 Stock Incentive Plan.  See “Stock Compensation Plans” in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted- average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	627,845	$8.58	167,443	$9.97	92,860
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	627,845	$8.58	167,443	$9.97	92,860

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2022 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2022 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements:

Reference is made to the Index to Financial Statements under Item 8 in Part II of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules:

All schedules to the Company’s Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or accompanying notes.

(a)(3) Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
Exhibit Number

3.1	Amended Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report for the year ended December 31, 2018

3.2	Amended and Restated Bylaws of the Company (as amended) – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 27, 2022

4.1	Description of the Registrant’s Common Stock – incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report for the year ended December 31, 2019

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

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

10.20
First Northern Community Bancorp 2006 Stock Option Plan Forms “Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report for the year ended December 31, 2009  *

10.21
First Northern Community Bancorp 2006 Stock Incentive Plan “Restricted Stock Agreement – incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 *

10.22
Employment Agreement for Jeremiah Z. Smith, Executive Vice President and Chief Financial Officer - incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012*

10.23
Employment Agreement for Patrick S. Day, Executive Vice President and Chief Credit Officer - incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012*

10.24
First Northern Bancorp Amended and Restated 2016 Stock Incentive Plan – incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for its 2021 Annual Meeting of Shareholders*.

10.25
First Northern Bancorp 2016 Employee Stock Purchase Plan – incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A for its 2015 Annual Meeting of Shareholders*.

10.26
Amended and Restated Executive Deferral Plan of First Northern Bank effective July 20, 2017 – incorporated herein by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.27
Executive Retirement/Retention Participation Agreement for Joe Danelson, Executive Vice President and Chief Credit Officer – incorporated herein by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.28
Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith, Senior Executive Vice President and Chief Financial Officer & Chief Operating Officer – incorporated herein by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.29
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Jeremiah Z. Smith, Senior Executive Vice President and Chief Operating Officer – incorporated herein by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.30
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Kevin Spink, Executive Vice President and Chief Financial Officer.– incorporated herein by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.31
Change of Control Agreement between First Northern Bank of Dixon and Joe Danelson, Executive Vice President and Chief Credit Officer.– incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.32
Change of Control Agreement between First Northern Bank of Dixon and Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.33
Executive Retirement/Retention Participation Agreement for Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.34
Amended Form of Salary Continuation Agreement between First Northern Bank of Dixon and Bruce Orris, Executive Vice President and Chief Information Officer.– incorporated herein by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.35
Change of Control Agreement between First Northern Bank of Dixon and Denise Burris, Executive Vice President and Chief Information Officer - incorporated herein by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2021*

10.36
Executive Retirement/Retention Participation Agreement for Denise Burris, Executive Vice President and Chief Information Officer - incorporated herein by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2021*

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the twelve months ended December 31, 2021, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2022.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Louise A. Walker

Louise A. Walker
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louise A. Walker	President/Chief Executive Officer/Director	March 11, 2022
Louise A. Walker	(Principal Executive Officer)

/s/ Jeremiah Z. Smith	Senior Executive Vice President/Chief Operating Officer	March 11, 2022
Jeremiah Z. Smith	(Principal Operating Officer)

/s/ Kevin Spink	Executive Vice President/Chief Financial Officer	March 11, 2022
Kevin Spink	(Principal Financial Officerand Principal Accounting Officer)

/s/ PATRICK R. BRADY	Director	March 11, 2022
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director	March 11, 2022
John M. Carbahal

/s/ GREGORY DUPRATT	Director and Vice Chairman of the Board	March 11, 2022
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 11, 2022
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director and Chairman of the Board	March 11, 2022
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 11, 2022
Foy S. McNaughton

/s/ SEAN P. QUINN	Director	March 11, 2022
Sean P. Quinn

/s/ DANIEL F. RAMOS	Director	March 11, 2022
Daniel F. Ramos

/s/ MARK C. SCHULZE	Director	March 11, 2022
Mark C. Schulze