Form 10-K/A
period 2021-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2022-03-16
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on March 14, 2022 (the “Original Form 10-K”), solely to correct an inadvertent error in the content of Exhibit 23.1, Consent of Independent Registered Public Accounting Firm (the “Consent”). This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing herewith as Exhibit 23.1 a revised Consent of Moss Adams LLP, our independent auditors, in Sacramento, California (PCAOB ID 659). The revised Consent filed herewith as Exhibit 23.1 supersedes and replaces Exhibit 23.1 filed with the Original Form 10-K. The purpose of this revision is to correct the inadvertent omission of Registration Statement No. 333-262318 from Moss Adams’ original Consent dated March 11, 2022.

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

Other than the revision to the Consent, no other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. This Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

* Previously filed with our Original Form 10-K, filed with the SEC on March 14, 2022, which is being amended hereby. There are no financial statements included in this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2022.

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