Form 10-Q
period 2022-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2022-05-12
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

707 -678-3041
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

The number of shares of Common Stock outstanding as of May 6, 2022 was 13,929,829.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2022	December 31, 2021

Assets

Cash and cash equivalents	$274,750	$345,929
Certificates of deposit	11,067	13,272
Investment securities – available-for-sale	645,155	632,213
Loans, net of allowance for loan losses of $14,258 at March 31, 2022 and $13,952 at December 31, 2021	874,005	852,717
Loans held-for-sale	350	1,063
Stock in Federal Home Loan Bank and other equity securities, at cost	7,097	7,097
Premises and equipment, net	6,372	6,552
Interest receivable and other assets	48,873	40,244

Total Assets	$1,867,669	$1,899,087

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$789,397	$820,412
Interest-bearing transaction deposits	434,188	432,479
Savings and MMDA's	443,711	426,026
Time, $250,000 or less	37,956	38,388
Time, over $250,000	10,744	10,997
Total deposits	1,715,996	1,728,302

Interest payable and other liabilities	17,543	19,874

Total Liabilities	1,733,539	1,748,176

Commitments and contingencies (Note 7)

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 13,929,829 shares issued and outstanding at March 31, 2022 and 13,848,904 shares issued and outstanding at December 31, 2021	110,308	109,793
Additional paid-in capital	977	977
Retained earnings	47,005	44,338
Accumulated other comprehensive loss, net	(24,160)	(4,197)
Total Stockholders’ Equity	134,130	150,911

Total Liabilities and Stockholders’ Equity	$1,867,669	$1,899,087

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended March 31, 2022	Three months ended March 31, 2021
Interest and dividend income:
Loans	$9,657	$9,237
Due from banks interest bearing accounts	166	148
Investment securities
Taxable	1,728	1,486
Non-taxable	178	143
Other earning assets	118	82
Total interest and dividend income	11,847	11,096
Interest expense:
Deposits	209	224
Total interest expense	209	224
Net interest income	11,638	10,872
Provision for loan losses	300	300
Net interest income after provision for loan losses	11,338	10,572
Non-interest income:
Service charges on deposit accounts	443	360
Gains on sales of loans held-for-sale	68	639
Investment and brokerage services income	161	144
Loan servicing income	384	355
Debit card income	623	599
Losses on sales/calls of available-for-sale securities	—	(10)
Other income	239	203
Total non-interest income	1,918	2,290
Non-interest expenses:
Salaries and employee benefits	5,683	5,639
Occupancy and equipment	866	827
Data processing	839	791
Stationery and supplies	64	57
Advertising	103	66
Directors’ fees	63	38
Other expense	1,484	1,083
Total non-interest expenses	9,102	8,501
Income before provision for income taxes	4,154	4,361
Provision for income taxes	1,113	1,183

Net income	$3,041	$3,178

Basic earnings per common share	$0.22	$0.22
Diluted earnings per common share	$0.22	$0.22

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Net income	$3,041	$3,178
Other comprehensive loss, net of tax:
Unrealized holding losses on securities:
Unrealized holding losses arising during the period, net of tax effect of $(8,054) and $(1,687) for the three-month periods ended March 31, 2022 and March 31, 2021, respectively	(19,963)	(4,179)
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $0 and $3 for the three-month periods ended March 31, 2022 and March 31, 2021, respectively	—	7
Other comprehensive loss	$(19,963)	$(4,172)
Comprehensive loss	$(16,922)	$(994)

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2020	13,634,463	$107,527	$977	$37,115	$5,038	$150,657
Net income				3,178		3,178
Other comprehensive loss, net of tax					(4,172)	(4,172)
Stock dividend adjustment	1,282	329		(329)		—
Cash in lieu of fractional shares	(168)			(8)		(8)
Stock-based compensation		144				144
Common shares issued related to restricted stock grants	38,400	—				—
Stock options exercised, net of swapped shares	6,108	—				—
Balance at March 31, 2021	13,680,085	$108,000	$977	$39,956	$866	$149,799

Balance at December 31, 2021	13,848,904	$109,793	$977	$44,338	$(4,197)	$150,911
Net income				3,041		3,041
Other comprehensive loss, net of tax					(19,963)	(19,963)
Stock dividend adjustment	3,276	366		(366)		—
Cash in lieu of fractional shares	(161)			(8)		(8)
Stock-based compensation		164				164
Common shares issued related to restricted stock grants	67,596	—				—
Stock options exercised, net of swapped shares	11,615	—				—
Stock repurchase and retirement	(1,401)	(15)				(15)
Balance at March 31, 2022	13,929,829	$110,308	$977	$47,005	$(24,160)	$134,130

See notes to unaudited condensed consolidated financial statements.

Index

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash Flows From Operating Activities
Net income	$3,041	$3,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	192	188
Accretion and amortization of investment securities premiums and discounts, net	1,292	845
Valuation adjustment on mortgage servicing rights	(276)	(123)
(Decrease) increase in deferred loan origination fees and costs, net	(801)	2,357
Provision for loan losses	300	300
Stock-based compensation	164	144
Losses on sales/calls of available-for-sale securities	—	10
Amortization of operating lease right-of-use asset	279	251
Gain on sales of loans held-for-sale	(68)	(639)
Proceeds from sales of loans held-for-sale	6,499	22,165
Originations of loans held-for-sale	(5,718)	(22,507)
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	129	(1,294)
Net decrease in interest payable and other liabilities	(3,038)	(3,412)
Net cash provided by operating activities	1,995	1,463

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	5,590	5,750
Proceeds from sales of available-for-sale securities	—	3,643
Principal repayments on available-for-sale securities	27,822	19,984
Purchase of available-for-sale securities	(75,663)	(67,054)
Proceeds from maturities of certificates of deposit	2,453	2,205
Purchase of certificates of deposit	(248)	—
Net increase in loans	(20,787)	(67,466)
Purchases of premises and equipment	(12)	(140)
Net cash used in investing activities	(60,845)	(103,078)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(12,306)	128,875
Cash dividends paid in lieu of fractional shares	(8)	(8)
Repurchases and retirements of common stock	(15)	—
Net cash (used in) provided by financing activities	(12,329)	128,867

Net (decrease) increase in Cash and Cash Equivalents	(71,179)	27,252
Cash and Cash Equivalents, beginning of period	345,929	267,177
Cash and Cash Equivalents, end of period	$274,750	$294,429

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$192	$219
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,992	$6,636
Unrealized holding losses on available for sale securities, net of taxes	$(19,963)	$(4,172)
Transfer of loans held-for-sale to loans held-for-investment	$—	1,765
Market value of shares tendered in-lieu of cash to pay for exercise of options	$65	$32

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

2.	ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such the accounting area that could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses is included in the “Asset Quality” and “Allowance for Loan Losses” discussions below.

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

The Bank actively assisted its communities by providing temporary loan relief under Section 4013 of the CARES Act. This relief included loan modifications which include forbearance programs (both full payment deferrals and interest only payments) to customers who have been negatively impacted by the pandemic. For loans that have been provided temporary full payment deferrals, the Bank has made a policy election to cease recognition of interest income during the term of the payment deferrals (generally three to six months). Upon completion of the forbearance period, the foregone interest over the deferral period is capitalized as deferred interest and recognized as an adjustment to the effective interest rate over the life of the loan using the effective yield method.  Loans that were provided interest only payment relief will continue to accrue interest over the interest only period provided that the loans continue to perform as agreed. This policy election does not impact the Bank’s existing policies regarding non-accrual determinations if reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal regardless of whether a loan was modified under Section 4013 of the CARES Act.  On March 22, 2020, the Federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the Financial Accounting Standards Board that short-term modifications due to COVID-19, made on a good faith basis to borrowers who were current prior to relief, are not TDRs.  The CARES Act also provided relief from TDR classification for certain COVID-19 loan modifications.  The Bank elected not to classify modifications as TDRs that meet the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs.

In March 2020, the FASB issued ASU 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).  This ASU adds an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to the FASB Codification Topic 326. This ASU also updates the SEC section of the Codification for the change in the effective date of Topic 842.  This ASU was effective upon addition to the FASB Codification.  The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019.  ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), is effective on January 1, 2023 for smaller reporting companies with less than $250 million in public float as defined in the SEC's rules.  The Company is a smaller reporting company.  The Company will apply the amendment's provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective.  The Company has formed a team that is working on an implementation plan to adopt the amendment.  The implementation plan will include developing policies, procedures and internal controls over the model.  The Company is also working with a software vendor to measure expected losses required by the amendment.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements and expects that the portfolio composition and economic conditions at the time of adoption will influence the accounting adjustment made at the time the amendment is adopted.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform.  This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform.   This ASU was effective for all entities as of March 12, 2020 through December 31, 2022.  As of January 1, 2022, the Company is no longer originating LIBOR-based loans and is originating new variable rate loans using the Secured Overnight Financing Rate (SOFR).  For existing LIBOR based loans, the Company is monitoring the development and reporting of fallback indices.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  For public business entities, these amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.  This ASU is effective on January 1, 2023, the same effective date as ASU 2016-13.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements.

Index
3.	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2022 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$108,594	$126	$(3,189)	$105,531
Securities of U.S. government agencies and corporations	110,716	39	(5,453)	105,302
Obligations of states and political subdivisions	45,636	285	(2,800)	43,121
Collateralized mortgage obligations	129,553	22	(8,999)	120,576
Mortgage-backed securities	282,552	111	(12,038)	270,625
Total debt securities	$677,051	$583	$(32,479)	$645,155

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

The Company had $— and $3,643,000 proceeds from sales of available-for-sale securities for the three months ended March 31, 2022 and March 31, 2021, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $0 and $25,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.  Gross realized losses on sales of available-for-sale securities were $0 and $35,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.

The amortized cost and estimated fair value of debt and other securities at March 31, 2022, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$22,255	$22,316
Due after one year through five years	171,580	165,608
Due after five years through ten years	44,081	41,114
Due after ten years	27,030	24,916
Subtotal	264,946	253,954
MBS & CMO	412,105	391,201
Total	$677,051	$645,155

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

Index
An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2022, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$78,054	$(2,725)	$9,957	$(464)	$88,011	$(3,189)
Securities of U.S. government agencies and corporations	39,241	(1,180)	50,456	(4,273)	89,697	(5,453)
Obligations of states and political subdivisions	28,790	(2,339)	2,848	(461)	31,638	(2,800)
Collateralized mortgage obligations	110,237	(8,208)	7,892	(791)	118,129	(8,999)
Mortgage-backed securities	172,065	(7,113)	66,549	(4,925)	238,614	(12,038)
Total	$428,387	$(21,565)	$137,702	$(10,914)	$566,089	$(32,479)

No decline in value was considered “other-than-temporary” during the first three months of 2022.  Three hundred forty-seven securities, all considered investment grade, which had an aggregate fair value of $428,387,000 and a total unrealized loss of $21,565,000, have been in an unrealized loss position for less than twelve months as of March 31, 2022.  Sixty-seven securities, all considered investment grade, have been in an unrealized loss position for more than twelve months as of March 31, 2022.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality and the Company does not intend to sell the securities.  The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of March 31, 2022.

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

Investment securities carried at $37,677,000 and $39,695,000 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS

The composition of the Company’s loan portfolio, by loan class, as of March 31, 2022 and December 31, 2021 was as follows:

($ in thousands)	March 31, 2022	December 31, 2021

Commercial	$123,462	$135,894
Commercial Real Estate	562,684	526,924
Agriculture	99,500	107,183
Residential Mortgage	77,761	76,160
Residential Construction	7,749	4,482
Consumer	17,538	17,258
	888,694	867,901
Allowance for loan losses	(14,258)	(13,952)
Net deferred origination fees and costs	(431)	(1,232)
Loans, net	$874,005	$852,717

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses. These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower. Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary. Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Paycheck Protection Program (“PPP”) loans outstanding included in Commercial loans totaled $15 million and $37 million as of March 31, 2022 and December 31, 2021, respectively.

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

Consumer loans, whether unsecured or secured, are primarily susceptible to four risks: non-payment due to diminished or lost income, over-extension of credit, a lack of borrower's cash flow to sustain payments, and shortfall in collateral value. In general, non-payment is usually due to loss of employment and will follow general economic trends in the economy, particularly the upward movements in the unemployment rate, loss of collateral value, inflation and demand shifts.

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

As of March 31, 2022, approximately 14% in principal amount of the Company’s loans were for general commercial uses, including professional, retail and small businesses; approximately 63% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans; approximately 11% in principal amount of the Company’s loans were for agriculture; approximately 9% in principal amount of the Company’s loans were residential mortgage loans; approximately 1% in principal amount of the Company’s loans were residential construction loans; approximately 2% in principal amount of the Company’s loans were consumer loans.

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

At March 31, 2022 and December 31, 2021, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”).

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of March 31, 2022 and December 31, 2021, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
March 31, 2022
Commercial	$122,021	$1,408	$—	$—	$33	$123,462
Commercial Real Estate	562,684	—	—	—	—	562,684
Agriculture	90,802	300	—	—	8,398	99,500
Residential Mortgage	77,077	549	—	—	135	77,761
Residential Construction	7,661	88	—	—	—	7,749
Consumer	16,771	50	—	—	717	17,538
Total	$877,016	$2,395	$—	$—	$9,283	$888,694

December 31, 2021
Commercial	$134,890	$394	$477	$—	$133	$135,894
Commercial Real Estate	526,337	32	—	—	555	526,924
Agriculture	98,471	—	—	—	8,712	107,183
Residential Mortgage	75,861	161	—	—	138	76,160
Residential Construction	4,482	—	—	—	—	4,482
Consumer	16,523	—	76	—	659	17,258
Total	$856,564	$587	$553	$—	$10,197	$867,901

Non-accrual loans amounted to $9,283,000 at March 31, 2022 and were comprised of one commercial loan totaling $33,000, three agriculture loans totaling $8,398,000, one residential mortgage loan totaling $135,000 and four consumer loans totaling $717,000. Non-accrual loans amounted to $10,197,000 at December 31, 2021 and were comprised of two commercial loans totaling $133,000, one commercial real estate loan totaling $555,000, three agriculture loans totaling $8,712,000, one residential mortgage loan totaling $138,000 and four consumer loans totaling $659,000. There were no commitments to lend additional funds to borrowers whose loans were on non-accrual status at March 31, 2022. Loans with deferrals granted under Section 4013 of the CARES Act are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period. See Note 2 for discussion on policy election on loan modifications under Section 4013 of the CARES Act.

Index
Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Loans to be considered for impairment include non-accrual loans, troubled debt restructurings and loans with a risk rating of 5 (special mention) or worse and an aggregate exposure of $500,000 or more. Once identified, impaired loans are measured individually for impairment using one of three methods:  present value of expected cash flows discounted at the loan's effective interest rate; the loan's observable market price; or fair value of collateral if the loan is collateral dependent.  If the measurement of a non-accrual loan is less than the recorded investment in the loan, an impairment is recognized through the establishment of a specific reserve sufficient to cover expected losses and/or a charge-off against the allowance for loan losses.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is, therefore, deemed a confirmed loss, is promptly charged-off against the allowance for loan losses.

Impaired loans, segregated by loan class, as of March 31, 2022 and December 31, 2021 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2022
Commercial	$33	$33	$—	$33	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	8,707	8,398	—	8,398	—
Residential Mortgage	678	135	512	647	79
Residential Construction	—	—	—	—	—
Consumer	781	717	64	781	2
Total	$10,199	$9,283	$576	$9,859	$81

December 31, 2021
Commercial	$142	$133	$—	$133	$—
Commercial Real Estate	555	555	—	555	—
Agriculture	10,680	8,712	—	8,712	—
Residential Mortgage	701	138	517	655	81
Residential Construction	241	—	241	241	10
Consumer	815	659	64	723	2
Total	$13,134	$10,197	$822	$11,019	$93

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended March 31, 2022 and March 31, 2021 was as follows:

($ in thousands)	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$83	$2	$654	$1
Commercial Real Estate	278	13	5,839	—
Agriculture	8,555	—	9,130	—
Residential Mortgage	651	5	1,030	8
Residential Construction	120	—	453	4
Consumer	752	2	753	1
Total	$10,439	$22	$17,859	$14

Index
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

The Company had $9,602,000 and $10,103,000 in TDR loans as of March 31, 2022 and December 31, 2021, respectively. Specific reserves for TDR loans totaled $81,000 and $93,000 as of March 31, 2022 and December 31, 2021, respectively.  TDR loans performing in compliance with modified terms totaled $9,431,000 and $10,006,000 as of March 31, 2022 and December 31, 2021, respectively. There were no commitments to advance additional funds on existing TDR loans as of March 31, 2022.

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

Loans modified as TDRs during the three months ended March 31, 2022 were as follows:

($ in thousands)	Three months ended March 31, 2022
	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$75	$75
Total	1	$75	$75

There were no loans modified as TDRs during the three months ended March 31, 2021.

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance. There were no loans modified as a TDR within the previous twelve months and for which there was a payment default during the three-month periods ended March 31, 2022 and March 31, 2021.

Index
Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company. Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table presents the risk ratings by loan class as of March 31, 2022 and December 31, 2021:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2022
Commercial	$119,903	$2,376	$1,183	$—	$—	$123,462
Commercial Real Estate	553,159	6,473	3,052	—	—	562,684
Agriculture	91,102	—	8,398	—	—	99,500
Residential Mortgage	77,626	—	135	—	—	77,761
Residential Construction	7,749	—	—	—	—	7,749
Consumer	16,821	—	717	—	—	17,538
Total	$866,360	$8,849	$13,485	$—	$—	$888,694

December 31, 2021
Commercial	$132,425	$2,376	$1,093	$—	$—	$135,894
Commercial Real Estate	516,120	6,524	4,280	—	—	526,924
Agriculture	98,471	—	8,712	—	—	107,183
Residential Mortgage	76,020	—	140	—	—	76,160
Residential Construction	4,482	—	—	—	—	4,482
Consumer	16,599	—	659	—	—	17,258
Total	$844,117	$8,900	$14,884	$—	$—	$867,901

Index
Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses and the amount allocated to loans individually and collectively evaluated for impairment by loan class for the three months ended March 31, 2022 and March 31, 2021:

Three months ended March 31, 2022
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2021	$1,604	$8,808	$1,482	$742	$74	$167	$1,075	$13,952
Provision for (reversal of) loan losses	136	572	125	12	61	25	(631)	300

Charge-offs	—	—	—	—	—	(4)	—	(4)
Recoveries	7	—	—	—	—	3	—	10
Net (charge-offs)/recoveries	7	—	—	—	—	(1)	—	6
Balance as of March 31, 2022	$1,747	$9,380	$1,607	$754	$135	$191	$444	$14,258
Period-end amount allocated to:
Loans individually evaluated for impairment	—	—	—	79	—	2	—	81
Loans collectively evaluated for impairment	1,747	9,380	1,607	675	135	189	444	14,177
Balance as of March 31, 2022	$1,747	$9,380	$1,607	$754	$135	$191	$444	$14,258

Three months ended March 31, 2021
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416
Provision for (reversal of) loan losses	(779)	(354)	1,337	45	(91)	(30)	172	300

Charge-offs	(13)	—	—	—	—	(3)	—	(16)
Recoveries	8	—	—	—	—	5	—	13
Net (charge-offs)/recoveries	(5)	—	—	—	—	2	—	(3)
Balance as of March 31, 2021	$1,468	$7,561	$5,171	$680	$37	$186	$610	$15,713
Period-end amount allocated to:
Loans individually evaluated for impairment	—	—	3,964	155	4	1	—	4,124
Loans collectively evaluated for impairment	1,468	7,561	1,207	525	33	185	610	11,589
Balance as of March 31, 2021	$1,468	$7,561	$5,171	$680	$37	$186	$610	$15,713

Index
The Company’s investment in loans as of March 31, 2022, March 31, 2021, and December 31, 2021 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
March 31, 2022
Loans individually evaluated for impairment	$33	$—	$8,398	$647	$—	$781	$9,859
Loans collectively evaluated for impairment	123,429	562,684	91,102	77,114	7,749	16,757	878,835
Ending Balance	$123,462	$562,684	$99,500	$77,761	$7,749	$17,538	$888,694

March 31, 2021
Loans individually evaluated for impairment	$284	$6,803	$9,130	$1,024	$255	$751	$18,247
Loans collectively evaluated for impairment	292,864	490,045	70,825	70,088	2,407	17,966	944,195
Ending Balance	$293,148	$496,848	$79,955	$71,112	$2,662	$18,717	$962,442

December 31, 2021
Loans individually evaluated for impairment	$133	$555	$8,712	$655	$241	$723	$11,019
Loans collectively evaluated for impairment	135,761	526,369	98,471	75,505	4,241	16,535	856,882
Ending Balance	$135,894	$526,924	$107,183	$76,160	$4,482	$17,258	$867,901

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold and servicing is retained.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2022 on a servicing retained basis, for cash proceeds equal to the fair value of the loans.  At March 31, 2022, and December 31, 2021, the Company serviced real estate mortgage loans for others totaling $206,758,000 and $208,169,000, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021

Constant prepayment rate	10.16%	15.73%
Discount rate	9.50%	9.50%
Weighted average life (years)	6.31	4.95

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2022 and December 31, 2021. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2021	Additions	Reductions	March 31, 2022

Mortgage servicing rights	$1,807	$60	$(82)	$1,785
Valuation allowance	(276)	—	276	—
Mortgage servicing rights, net of valuation allowance	$1,531	$60	$194	$1,785

At March 31, 2022 and December 31, 2021, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,885,000 and $1,531,000, respectively.  The changes in fair value of mortgage servicing rights during 2022 was primarily due to changes in prepayment speeds.

The Company received contractually specified servicing fees of $130,000 and $134,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.  Loan servicing income on the condensed consolidated statements of income include contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	(in thousands)
March 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$105,531	$105,531	$—	$—
Securities of U.S. government agencies and corporations	105,302	—	105,302	—
Obligations of states and political subdivisions	43,121	—	43,121	—
Collateralized mortgage obligations	120,576	—	120,576	—
Mortgage-backed securities	270,625	—	270,625	—
Total investments at fair value	$645,155	$105,531	$539,624	$—

	(in thousands)
December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$86,211	$86,211	$—	$—
Securities of U.S. government agencies and corporations	102,610	—	102,610	—
Obligations of states and political subdivisions	45,985	—	45,985	—
Collateralized mortgage obligations	135,652	—	135,652	—
Mortgage-backed securities	261,755	—	261,755	—
Total investments at fair value	$632,213	$86,211	$546,002	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

There were no assets measured at fair value on a non-recurring basis as of March 31, 2022.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2021:

(in thousands)
December 31, 2021	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$33	$—	$—	$33
Mortgage servicing rights	1,531	—	—	1,531
Total assets at fair value	$1,564	$—	$—	$1,564

There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2022 and December 31, 2021.

Key methods and assumptions used in measuring the fair value of impaired loans and mortgage servicing rights as of December 31, 2021 were as follows:

	Method	Assumption Inputs

Impaired loans	Collateral, market, income, enterprise, liquidation, and discounted cash flows
External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%, or the amount and timing of cash flows based on the loan's effective interest rate.

Mortgage servicing rights	Discounted cash flows
Present value of expected future cash flows was estimated using a weighted average discount rate factor of 9.50% as of December 31, 2021. A weighted average constant prepayment rate of 15.73% as of December 31, 2021 was utilized.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2022 and December 31, 2021 were approximately as follows:

		March 31, 2022		December 31, 2021
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$274,750	$274,750	$345,929	$345,929
Certificates of deposit	2	11,067	10,988	13,272	13,443
Stock in Federal Home Loan Bank and other equity securities	3	7,097	7,097	7,097	7,097
Loans receivable:
Net loans	3	874,005	847,164	852,717	830,967
Loans held-for-sale	2	350	345	1,063	1,089
Interest receivable	2	4,938	4,938	4,571	4,571
Mortgage servicing rights	3	1,785	1,885	1,531	1,531
Financial liabilities:
Deposits	3	1,715,996	1,553,130	1,728,302	1,678,658
Interest payable	2	59	59	42	42

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2022	December 31, 2021

Undisbursed loan commitments	$208,071	$192,874
Standby letters of credit	1,812	2,305
Commitments to sell loans	630	1,500
	$210,513	$196,679

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2022 and December 31, 2021, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $1,812,000 and $2,305,000 at March 31, 2022 and December 31, 2021, respectively.  The Bank has experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $700,000 and $650,000 at March 31, 2022 and December 31, 2021, respectively, which is recorded in “interest payable and other liabilities” on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2022 and December 31, 2021, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $630,000 and $1,500,000 at March 31, 2022 and 2021, respectively.  Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards.  In the past two years, the Company has not had to repurchase any loans due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

Index
8.	STOCK PLANS

On January 27, 2022, the Board of Directors of the Company declared a 5% stock dividend paid on March 25, 2022 to shareholders of record as of February 28, 2022. All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	627,814	$8.58
Granted	42,965	10.25
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(18,524)	3.51
Options outstanding at End of Period	652,255	8.83	$939,896	6.03
Exercisable (vested) at End of Period	488,666	$8.41	$916,565	5.27

The intrinsic value of options exercised was $125,000 and $63,000 during the three months ended March 31, 2022 and March 31, 2021, respectively.  The fair value of awards vested was $142,000 and $182,000 during the three months ended March 31, 2022 and March 31, 2021, respectively.

As of March 31, 2022, there was $250,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.59 years.

There was $28,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2022.

A summary of the weighted average assumptions used in valuing stock options during the three months ended March 31, 2022 is presented below:

Three Months Ended March 31, 2022
Risk Free Interest Rate	2.54%

Expected Dividend Yield	0.00%

Expected Life in Years	5

Expected Price Volatility	19.70%

Index
The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value		Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	167,397	$9.97
Granted	70,973	10.33
Cancelled/Forfeited	—	—
Exercised/Released/Vested	(30,145)	10.68	$
Non-vested restricted stock outstanding at End of Period	208,225	$9.99		$2,123,895	3.11

The weighted average fair value of restricted stock granted during the three months ended March 31, 2022 was $10.33 per share.

As of March 31, 2022, there was $1,352,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 3.11 years.

There was $128,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2022.

The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 341,820 shares authorized under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2022, payable March 25, 2022 to shareholders of record as of February 28, 2022. The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. The Board of Directors approved the current participation period of November 24, 2021 to November 23, 2022.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2022, there was $26,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $8,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2022.

The weighted average fair value at issuance date during the three months ended March 31, 2022 was $2.50.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2022 is presented below:

Three Months Ended March 31, 2022
Risk Free Interest Rate	0.21%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	25.73%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive loss for the three months ended March 31, 2022:

($ in thousands)	Unrealized gains (losses) on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2021	$(2,764)	$(1,420)	$(13)	$(4,197)
Current period other comprehensive loss	(19,963)	—	—	(19,963)
Balance as of March 31, 2022	$(22,727)	$(1,420)	$(13)	$(24,160)

The following table details activity in accumulated other comprehensive income for the three months ended March 31, 2021:

($ in thousands)	Unrealized gains (losses) on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive income
Balance as of December 31, 2020	$7,196	$(2,105)	$(53)	$5,038
Current period other comprehensive loss	(4,172)	—	—	(4,172)
Balance as of March 31, 2021	$3,024	$(2,105)	$(53)	$866

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 27, 2022, the Board of Directors of the Company declared a 5% stock dividend payable on March 25, 2022 to shareholders of record as of February 28, 2022.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2022 and 2021 (dollars in thousands except per share amounts):

	Three months ended March 31,
	2022	2021
Basic earnings per share:
Net income	$3,041	$3,178

Weighted average common shares outstanding	13,682,699	14,150,388
Basic EPS	$0.22	$0.22

Diluted earnings per share:
Net income	$3,041	$3,178

Weighted average common shares outstanding	13,682,699	14,150,388
Effect of dilutive shares	174,543	160,583
Adjusted weighted average common shares outstanding	13,857,242	14,310,971
Diluted EPS	$0.22	$0.22

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 298,338 shares and 361,415 shares for the three months ended March 31, 2022 and March 31, 2021, respectively. Restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 34,698 shares and 42,336 shares for the three months ended March 31, 2022 and March 31, 2021, respectively.

Index
11.	LEASES

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and nonlease components. The Company had no financing leases as of March 31, 2022.

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

The Company had right-of-use assets totaling $5,566,000 and $5,138,000 as of March 31, 2022 and December 31, 2021, respectively. The Company had lease liabilities totaling $6,109,000 and $5,664,000 as of March 31, 2022 and December 31, 2021, respectively. The Company recognized lease expenses totaling $294,000 and $293,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. Lease expenses include expenses related to short-term leases. Lease expense is included in Occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	March 31, 2022
2022 (remaining 9 months)	$879
2023	1,063
2024	977
2025	907
2026	663
2027 and thereafter	2,131
Total lease payments	6,620
Less: interest	(511)
Present value of lease liabilities	$6,109

The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2022 and March 31, 2021:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$299	$290
Right-of-use assets obtained in exchange for new operating lease liabilities	$707	$—

The following table presents the weighted average operating lease term and discount rate as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021

Weighted-average remaining lease term – operating leases, in years	$6.67	$6.32
Weighted-average discount rate – operating leases	$2.32%	$2.36%

Index

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.  – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2021 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

●
Credit quality and provision for credit losses and management of asset quality and credit risk, expectations regarding collections and expectations regarding the forgiveness and SBA reimbursement and guarantee of loans made under the Paycheck Protection Program ("PPP") and the timing thereof

Index
●
Our allowances for loan losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, the adequacy of the allowance for loan losses, underwriting standards, and risk grading

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

●	Maintenance of insurance coverages appropriate for our operations

●	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

●	Our expectations regarding the implementation of the expected loss model for determining the allowance for credit losses

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

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and "Risk Factors" and “Supervision and Regulation” in our 2021 Annual Report on Form 10-K, and in our other reports to the SEC.

Index
INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission (“SEC”), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Significant results and developments during the first quarter 2022 included:

•	Net income of $3.0 million for the three months ended March 31, 2022, down 4.3% from $3.2 million earned for the same period last year.

•	Diluted earnings per share of $0.22 for each of the three-month periods ended March 31, 2022 and March 31, 2021.

•	Net interest income of $11.6 million for the three months ended March 31, 2022, up 7.1% from $10.9 million in the same period last year.

•	Net interest margin of 2.67% for each of the three-month periods ended March 31, 2022 and March 31, 2021.

•	Provision for loan losses of $0.3 million for each of the three-month periods ended March 31, 2022 and March 31, 2021.

•	Total assets of $1.87 billion as of March 31, 2022, down 1.7% from $1.90 billion as of December 31, 2021.

•	Total net loans (including loans held-for-sale) of $874.4 million as of March 31, 2022, up 2.4% from $853.8 million as of December 31, 2021.

•	Total investment securities of $645.2 million as of March 31, 2022, up 2.1% from $632.2 million as of December 31, 2021.

•	Total deposits of $1.72 billion as of March 31, 2022, down 0.7% from $1.73 billion as of December 31, 2021.

Index
SUMMARY

The Company recorded net income of $3,041,000 for the three months ended March 31, 2022, representing a decrease of $137,000 from net income of $3,178,000 for the same period in 2021.

The following tables present a summary of the results for the three months ended March 31, 2022 and 2021, and a summary of our financial condition at March 31, 2022 and December 31, 2021:

	Three months ended March 31, 2022	Three months ended March 31, 2021

(in thousands except for per share amounts and ratios)
For the Period:
Net Income	$3,041	$3,178
Basic Earnings Per Common Share	$0.22	$0.22
Diluted Earnings Per Common Share	$0.22	$0.22
Net Income to Average Assets (annualized)	0.66%	0.75%
Net Income to Average Equity (annualized)	8.37%	8.47%
Average Equity to Average Assets	7.89%	8.80%

	March 31, 2022	December 31, 2021

(in thousands except for ratios)
At Period End:
Total Assets	$1,867,669	$1,899,087
Total Investment Securities	$645,155	$632,213
Total Loans, Net (including loans held-for-sale)	$874,355	$853,780
Total Deposits	$1,715,996	$1,728,302
Loan-To-Deposit Ratio	51.0%	49.4%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$841,910	$9,657	4.65%	$908,301	$9,237	4.12%
Certificates of deposit	12,510	57	1.85%	16,065	85	2.15%
Interest bearing due from banks	272,690	109	0.16%	269,813	63	0.09%
Investment securities, taxable	598,345	1,728	1.17%	424,086	1,486	1.42%
Investment securities, non-taxable (2)	34,441	178	2.10%	26,915	143	2.15%
Other interest earning assets	7,097	118	6.74%	6,480	82	5.13%
Total average interest-earning assets	1,766,993	11,847	2.72%	1,651,660	11,096	2.72%
Non-interest-earning assets:
Cash and due from banks	51,517			35,225
Premises and equipment, net	6,479			6,471
Interest receivable and other assets	42,365			35,258
Total average assets	1,867,354			1,728,614

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	432,055	68	0.06%	400,485	55	0.06%
Savings and MMDA’s	434,357	110	0.10%	409,068	105	0.10%
Time, $250,000 and under	37,964	23	0.25%	43,357	40	0.37%
Time, over $250,000	10,746	8	0.30%	14,838	24	0.66%
Total average interest-bearing liabilities	915,122	209	0.09%	867,748	224	0.10%
Non-interest-bearing liabilities:
Federal Home Loan Bank advances	—			5,000
Non-interest-bearing demand deposits	786,064			684,279
Interest payable and other liabilities	18,751			19,390
Total liabilities	1,719,937			1,576,417
Total average stockholders’ equity	147,417			152,197
Total average liabilities and stockholders’ equity	$1,867,354			$1,728,614
Net interest income and net interest margin (3)		$11,638	2.67%		$10,872	2.67%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $1,306 and $864 for the three months ended March 31, 2022 and 2021, respectively.  Loan fees for the three months ended March 31, 2022 and March 31, 2021 include $1,367 and $760 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2022			Three months ended December 31, 2021
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$841,910	$9,657	4.65%	$829,482	$9,591	4.59%
Certificates of deposit	12,510	57	1.85%	13,419	66	1.95%
Interest bearing due from banks	272,690	109	0.16%	374,244	153	0.16%
Investment securities, taxable	598,345	1,728	1.17%	600,580	1,637	1.08%
Investment securities, non-taxable (2)	34,441	178	2.10%	31,855	167	2.08%
Other interest earning assets	7,097	118	6.74%	7,097	107	5.98%
Total average interest-earning assets	1,766,993	11,847	2.72%	1,856,677	11,721	2.50%
Non-interest-earning assets:
Cash and due from banks	51,517			45,836
Premises and equipment, net	6,479			6,671
Interest receivable and other assets	42,365			38,681
Total average assets	1,867,354			1,947,865

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	432,055	68	0.06%	427,373	64	0.06%
Savings and MMDA’s	434,357	110	0.10%	449,599	129	0.11%
Time, $250,000 and under	37,964	23	0.25%	39,383	26	0.26%
Time, over $250,000	10,746	8	0.30%	11,282	8	0.28%
Total average interest-bearing liabilities	915,122	209	0.09%	927,637	227	0.10%
Non-interest-bearing liabilities:
Federal Home Loan Bank advances	—			4
Non-interest-bearing demand deposits	786,064			846,450
Interest payable and other liabilities	18,751			20,470
Total liabilities	1,719,937			1,794,561
Total average stockholders’ equity	147,417			153,304
Total average liabilities and stockholders’ equity	$1,867,354			$1,947,865
Net interest income and net interest margin (3)		$11,638	2.67%		$11,494	2.46%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $1,306 and $1,111 for the three months ended March 31, 2022 and December 31, 2021, respectively.  Loan fees for the three months ended March 31, 2022 and December 31, 2021 include $1,367 and $1,173 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended March 31, 2022 over the three months ended March 31, 2021 and the three months ended March 31, 2022 over the three months ended December 31, 2021.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended March 31, 2022 Over Three Months Ended March 31, 2021			Three Months Ended March 31, 2022 Over Three Months Ended December 31, 2021
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase in Interest Income:

Loans	$(720)	$1,140	$420	$35	$31	$66
Certificates of Deposit	(17)	(11)	(28)	(5)	(4)	(9)
Due From Banks	1	45	46	(44)	—	(44)
Investment Securities - Taxable	540	(298)	242	(7)	98	91
Investment Securities - Non-taxable	38	(3)	35	9	2	11
Other Assets	8	28	36	—	11	11

	$(150)	$901	$751	$(12)	$138	$126

Decrease in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$13	$—	$13	$4	$—	$4
Savings & MMDAs	5	—	5	(5)	(14)	(19)
Time Certificates	(8)	(25)	(33)	(4)	1	(3)

	$10	$(25)	$(15)	$(5)	$(13)	$(18)

Increase in Net Interest Income:	$(160)	$926	$766	$(7)	$151	$144

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $71,179,000 or 20.6% decrease in cash and cash equivalents, a $2,205,000 or 16.6% decrease in certificates of deposit, a $12,942,000 or 2.1% increase in investment securities available-for-sale, a $21,288,000 or 2.5% increase in net loans held-for-investment, and a $713,000 or 67.1% decrease in loans held-for-sale from December 31, 2021 to March 31, 2022.  The decrease in cash and cash equivalents was primarily due to a decrease in deposit balances coupled with increases in investment securities and loans held-for-investment.  The increase in investment securities was due to allocating cash flows towards purchases of investment securities.  The decrease in certificates of deposit was due to maturities of certificates of deposit and allocating the cash flows from those maturities towards additional purchases of available-for-sale securities.  The increase in net loans held-for-investment was primarily due to commercial real estate loan originations and purchases, which was partially offset by SBA forgiveness payments on PPP loans.  The decrease in loans held-for-sale was due to a decrease in originations of loans held-for-sale due to rising interest rates coupled with the timing of funding and sale of the loans held-for-sale pipeline.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $12,306,000 or 0.7% from December 31, 2021 to March 31, 2022.  The overall decrease in total deposits was largely due to seasonal fluctuations.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate by 25 basis points to a target range of 0.25% to 0.50% during the three months ended March 31, 2022.

Interest income on loans for the three months ended March 31, 2022 was up 4.6% from the same period in 2021, increasing from $9,237,000 to $9,657,000.  The increase in interest income on loans was primarily due to an increase in PPP fee recognition, higher yields earned on newly originated loans and loans repricing at higher rates.  PPP processing fees received from the SBA for PPP loans originated in 2020 and 2021 are being recognized as an adjustment to the effective yield over the loan’s life and fully recognized in income upon repayment or SBA forgiveness of the loan.  PPP processing fees totaling approximately $1.4 million and $0.8 million were recognized in interest income for the three-month periods ended March 31, 2022 and 2021, respectively.  The Bank had unearned PPP processing fees totaling $1.3 million and $2.7 million as of March 31, 2022 and December 31, 2021, respectively.  The Bank had PPP loans outstanding totaling $14.8 million and $37 million as of March 31, 2022 and December 31, 2021, respectively.  The Company expects that a significant portion of the remaining loans will be forgiven by the SBA and the forgiven amount reimbursed to the Bank by the SBA during 2022 under the terms of the PPP, as borrowers satisfy the requirement of applying at least 60% of the loan proceeds to support their payroll expenses.  Loans which do not qualify for SBA forgiveness will remain on the Bank’s books, subject to the SBA’s guarantee of loans made under the PPP.

Interest income on certificates of deposit for the three months ended March 31, 2022 was down 32.9% from the same period in 2021, decreasing from $85,000 to $57,000.  The decrease was primarily due to a 30 basis point decrease in certificates of deposit yields and a decrease in average balances of certificates of deposit.

Interest income on interest-bearing due from banks for the three months ended March 31, 2022 was up 73.0% from the same period in 2021, increasing from $63,000 to $109,000.  The increase was primarily due to a 7 basis point increase in interest-bearing due from yields and an increase in average interest-bearing due from banks balance.

Interest income on investment securities available-for-sale for the three months ended March 31, 2022 was up 17.0% from the same period in 2021, increasing from $1,629,000 to $1,906,000. The increase was primarily due to an increase in average balances of investment securities, which was partially offset by a 24 basis point decrease in yields on investment securities.

The Company had no Federal Funds sold balances during the three months ended March 31, 2022 and March 31, 2021.

Interest Expense

Interest expense on deposits for the three months ended March 31, 2022 was down 6.7% from the same period in 2021, decreasing from $224,000 to $209,000.  The decrease in interest expense was primarily due to a 1 basis point decrease in average interest-bearing deposits yield, which was partially offset by an increase in average deposits.

Index
Provision for Loan Losses

Provision for loan losses totaled $300,000 for each of the three-month periods ended March 31, 2022 and March 31, 2021.  The allowance for loan losses was approximately $14,258,000, or 1.60% of total loans, at March 31, 2022, compared to $13,952,000, or 1.61% of total loans, at December 31, 2021.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

Provision for Unfunded Lending Commitment Losses

Provision for unfunded lending commitment losses of $50,000 for the three-month period ended March 31, 2022 compared to reversal of unfunded lending commitment losses of $200,000 for the same period in 2021.  The increase was primarily due to an increase in unfunded commitments balances during the three months ended March 31, 2022.

Provisions for unfunded lending commitment losses are included in non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was down 16.2% for the three months ended March 31, 2022 from the same period in 2021, decreasing from $2,290,000 to $1,918,000.

The decrease was primarily due to decreases in gains on sales of loans held-for-sale, which was partially offset by increases in service charges on deposit accounts.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in loan origination volumes due to an increase in interest rates and slowdown in refinancing activity.  The increase in service charges on deposit accounts was primarily due to an increase in volume of transactions.

Non-Interest Expenses

Total non-interest expenses were up 7.1% for the three months ended March 31, 2022 from the same period in 2021, increasing from $8,501,000 to $9,102,000.

The increase was primarily due to an increase in other expenses, including provision for unfunded commitments expense and legal fees, which was partially offset by a decrease in loan collection expense.

The following table sets forth other non-interest expenses by category for the three months ended March 31, 2022 and 2021.

	(in thousands)
	Three months ended March 31, 2022	Three months ended March 31, 2021
Other non-interest expenses
Provision for (reversal of) unfunded commitments expense	$50	$(200)
FDIC assessments	165	135
Contributions	37	45
Legal fees	144	49
Accounting and audit fees	117	115
Consulting fees	77	50
Postage expense	44	39
Telephone expense	36	30
Public relations	51	26
Training expense	26	12
Loan origination expense	32	26
Computer software depreciation	14	16
Operational losses	54	54
Loan collection expense	95	230
Debit card expense	230	190
Other non-interest expense	312	266
Total other non-interest expenses	$1,484	$1,083

Index
Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes decreased 5.9% for the three months ended March 31, 2022 from the same period in 2021, decreasing from $1,183,000 to $1,113,000 primarily due to a decrease in pre-tax income.  The effective tax rate was 26.8% and 27.1% for the three months ended March 31, 2022 and March 31, 2021, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)
	March 31, 2022	December 31, 2021

Undisbursed loan commitments	$208,071	$192,874
Standby letters of credit	1,812	2,305
Commitments to sell loans	630	1,500
	$210,513	$196,679

The reserve for unfunded lending commitments amounted to $700,000 and $650,000 as of March 31, 2022 and December 31, 2021, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2022 and December 31, 2021:

	At March 31, 2022			At December 31, 2021
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$33	$33	$—	$133	$33	$100
Commercial real estate	—	—	—	555	—	555
Agriculture	8,398	—	8,398	8,712	—	8,712
Residential mortgage	135	—	135	138	—	138
Residential construction	—	—	—	—	—	—
Consumer	717	—	717	659	—	659
Total non-accrual loans	$9,283	$33	$9,250	$10,197	$33	$10,164

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

Non-accrual loans amounted to $9,283,000 at March 31, 2022 and were comprised of one commercial loan totaling $33,000, three agriculture loans totaling 8,398,000, one residential mortgage loan totaling $135,000 and four consumer loans totaling $717,000.  Non-accrual loans amounted to $10,197,000 at December 31, 2021 and were comprised of two commercial loans totaling $133,000, one commercial real estate loan totaling $555,000, three agriculture loans totaling $8,712,000, one residential mortgage loan totaling $138,000 and four consumer loans totaling $659,000. If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at March 31, 2022 and December 31, 2021 consisting of loans on non-accrual status totaled $9,283,000 and $10,197,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  The Company had $9,602,000 and $10,103,000 in TDR loans as of March 31, 2022 and December 31, 2021, respectively.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans, which solely consisted of loans modified as TDRs, totaled $576,000 and $822,000 at March 31, 2022 and December 31, 2021, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

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

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $914,000 or 9.0% to $9,250,000 during the first three months of 2022.  Non-performing assets, net of guarantees, represented 0.5% of total assets at March 31, 2022.

	At March 31, 2022			At December 31, 2021
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$9,283	$33	$9,250	$10,197	$33	$10,164
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	9,283	33	9,250	10,197	33	10,164
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	9,283	33	9,250	10,197	33	10,164

Non-performing loans (net of guarantees) to total loans			1.0%			1.2%
Non-performing assets (net of guarantees) to total assets			0.5%			0.5%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			154.1%			137.3%

The Company had no loans 90 days or more past due and still accruing interest at March 31, 2022 and December 31, 2021.

Excluding the non-performing loans cited previously, loans totaling $4,202,000 and $4,687,000 were classified as substandard loans, representing potential problem loans at March 31, 2022 and December 31, 2021, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at March 31, 2022 and December 31, 2021.  The ratio of the Allowance for Loan Losses to total loans at March 31, 2022 and December 31, 2021 was 1.60% and 1.61%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of March 31, 2022 and December 31, 2021.

Index
Allowance for Loan Losses

The Company's Allowance for Loan Losses is maintained at a level believed by management to be adequate to provide for loan and other credit losses that can be estimated based upon specific and general conditions.  The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.  The Company contracts with vendors for credit reviews of the loan portfolio as well as considers current economic conditions, loan loss experience, and other factors in determining the adequacy of the reserve balance.  The allowance for loan losses is based on estimates, and actual losses may vary from current estimates.

The following table summarizes the Allowance for Loan Losses of the Company during the three months ended March 31, 2022 and 2021, and for the year ended December 31, 2021:

 Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2022	2021	2021

Balance at beginning of period	$13,952	$15,416	$15,416
Provision for loan losses	300	300	(1,500)
Loans charged-off:
Commercial	—	(13)	(502)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	(5)
Residential Construction	—	—	—
Consumer	(4)	(3)	(12)
Total charged-off	(4)	(16)	(519)

Recoveries:
Commercial	7	8	429
Commercial Real Estate	—	—	14
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	3	5	112
Total recoveries	10	13	555

Net (charge-offs) recoveries	6	(3)	36

Balance at end of period	$14,258	$15,713	$13,952

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.00%	0.00%	0.00%
Allowance for loan losses to total loans	1.60%	1.63%	1.61%
Nonaccrual loans to Total Loans	1.0%	1.8%	1.2%
Allowance for Loan Losses to Nonaccrual loans	153.6%	92.1%	136.8%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2022, the Company had the following deposit mix: 25.9% in savings and MMDA deposits, 2.8% in time deposits, 25.3% in interest-bearing transaction deposits and 46.0% in non-interest-bearing transaction deposits.  At December 31, 2021, the Company had the following deposit mix: 24.6% in savings and MMDA deposits, 2.9% in time deposits, 25.0% in interest-bearing transaction deposits and 47.5% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increased the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 or more outstanding at March 31, 2022 and December 31, 2021 are summarized as follows:

	(in thousands)
	March 31, 2022	December 31, 2021
Three months or less	$2,226	$1,400
Over three months through six months	2,024	1,940
Over six months to twelve months	2,085	3,253
Over twelve months	4,409	4,404
Total	$10,744	$10,997

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 51.0% on March 31, 2022.  In addition, on March 31, 2022, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $22,401,000 in securities due within one year or less; and $179,148,000 in securities due after one year to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at March 31, 2022.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at March 31, 2022 of $332,876,000; credit availability is subject to certain collateral requirements.

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

Pursuant to the EGRRCPA, the FRB adopted a final rule, effective August 31, 2018, amending the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to increase the consolidated assets threshold to qualify to utilize the provisions of the policy statement from $1 billion to $3 billion. Bank holding companies, such as the Company, are subject to capital adequacy requirements of the FRB; however, bank holding companies which are subject to the policy statement are not subject to compliance with the regulatory capital requirements until they hold $3 billion or more in consolidated total assets. As a consequence, the Company is not required to comply with the FRB’s regulatory capital requirements until such time that its consolidated total assets equal $3 billion or more or if the FRB determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to these regulatory capital requirements, it would have exceeded all regulatory requirements.

Index
In August of 2020, the Federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020.  The rule provides an optional, simplified measure of capital adequacy.  Under the optional CBLR framework, the CBLR was 8.5 percent through calendar year 2021 and 9 percent thereafter.  The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule.  At the present time, the Company and the Bank do not intend to elect to use the CBLR framework.

As of March 31, 2022, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2022.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$157,521	8.37%	5.0%
Common Equity Tier 1	$157,521	14.86%	6.5%
Tier 1 Risk-Based	$157,521	14.86%	8.0%
Total Risk-Based	$170,792	16.11%	10.0%

Index
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.– CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2022.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2022, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2021 Form 10-K, which is incorporated by reference herein, and to the following:

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $14.3 million, or 1.60% of total loans, at March 31, 2022, compared to $14.0 million, or 1.61% of total loans, at December 31, 2021, and 154.1% of total non-performing loans net of guaranteed portions at March 31, 2022, compared to 137.3% of total non-performing loans, net of guaranteed portions at December 31, 2021.  Provision for loan losses totaled $300,000 for each of the three-month periods ended March 31, 2022 and March 31, 2021.

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

Index
The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At March 31, 2022, approximately 83% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies, or our market areas in particular.  In 2021, the widespread availability in the U.S. of new vaccines began to moderate the impact of the pandemic, but various new strains of the virus emerged, including one with a higher rate of infectiousness even in vaccinated persons, that have continued the pandemic.  There can be no assurance that further vaccine-resistant strains of the virus will not emerge.  In addition, a significant portion of the population in California remains unvaccinated and therefore exposed to the pandemic.  Accordingly, the risk remains that the pandemic could again worsen and result in prolonged recessionary economic and financial market conditions in the market areas we serve.  If this were to occur, the value of our real estate loan portfolio and the collateral supporting it could be adversely and materially impacted.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At March 31, 2022, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 82% and 1%, respectively, of the total loans in the Bank’s portfolio.  At March 31, 2022, all of the Bank’s real estate mortgage and construction loans and approximately 2% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Index
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On May 20, 2021, the Company approved a stock repurchase program effective June 15, 2021.  The stock repurchase program, which will remain in effect until June 14, 2023, allows repurchases by the Company in an aggregate amount of no more than 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represents total shares of 547,203 eligible for repurchase.  The Company repurchased 1,485 shares of the Company's outstanding common stock during the quarter ended March 31, 2022.

The Company made the following purchases of its common stock during the three months ended March 31, 2022:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2022	—	—	—	41,379
February 1 - February 28, 2022	1,485	$10.36	1,485	39,894
March 1 - March 31, 2022	—	—	—	39,894
Total	1,485	$10.36	1,485

A 5% stock dividend was declared on January 27, 2022 with a record date of February 28, 2022 and is reflected in the number of shares purchased and average price paid per share.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 12, 2022	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)