Form 10-Q
period 2022-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2022-08-11
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of shares of Common Stock outstanding as of August 8, 2022 was 13,924,049.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2022	December 31, 2021

Assets

Cash and cash equivalents	$245,472	$345,929
Certificates of deposit	11,333	13,272
Investment securities – available-for-sale	637,765	632,213
Loans, net of allowance for loan losses of $14,275 at June 30, 2022 and $13,952 at December 31, 2021	931,934	852,717
Loans held-for-sale	—	1,063
Stock in Federal Home Loan Bank and other equity securities, at cost	9,440	7,097
Premises and equipment, net	6,181	6,552
Interest receivable and other assets	54,646	40,244

Total Assets	$1,896,771	$1,899,087

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$814,550	$820,412
Interest-bearing transaction deposits	436,011	432,479
Savings and MMDA's	452,393	426,026
Time, $250,000 or less	37,815	38,388
Time, over $250,000	10,426	10,997
Total deposits	1,751,195	1,728,302

Interest payable and other liabilities	18,442	19,874

Total Liabilities	1,769,637	1,748,176

Commitments and contingencies (Note 7)

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 13,924,049 shares issued and outstanding at June 30, 2022 and 13,848,904 shares issued and outstanding at December 31, 2021	110,407	109,793
Additional paid-in capital	977	977
Retained earnings	50,551	44,338
Accumulated other comprehensive loss, net	(34,801)	(4,197)
Total Stockholders’ Equity	127,134	150,911

Total Liabilities and Stockholders’ Equity	$1,896,771	$1,899,087

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Interest and dividend income:
Loans	$10,465	$10,474	$20,122	$19,711
Due from banks interest bearing accounts	509	144	675	292
Investment securities
Taxable	1,933	1,491	3,661	2,977
Non-taxable	206	140	384	283
Other earning assets	106	103	224	185
Total interest and dividend income	13,219	12,352	25,066	23,448
Interest expense:
Deposits	211	231	420	455
Total interest expense	211	231	420	455
Net interest income	13,008	12,121	24,646	22,993
Provision for loan losses	300	—	600	300
Net interest income after provision for loan losses	12,708	12,121	24,046	22,693
Non-interest income:
Service charges on deposit accounts	451	406	894	766
Gains on sales of loans held-for-sale	50	407	118	1,046
Investment and brokerage services income	145	152	306	296
Mortgage brokerage income	11	14	11	14
Loan servicing income	107	105	491	460
Debit card income	657	672	1,280	1,271
Losses on sales/calls of available-for-sale securities	(152)	(191)	(152)	(201)
Other income	223	219	462	422
Total non-interest income	1,492	1,784	3,410	4,074
Non-interest expenses:
Salaries and employee benefits	5,731	5,589	11,414	11,228
Occupancy and equipment	883	879	1,749	1,706
Data processing	836	927	1,675	1,718
Stationery and supplies	64	76	128	133
Advertising	74	84	177	150
Directors’ fees	73	84	136	122
Other expense	1,667	1,717	3,151	2,800
Total non-interest expenses	9,328	9,356	18,430	17,857
Income before provision for income taxes	4,872	4,549	9,026	8,910
Provision for income taxes	1,326	1,243	2,439	2,426

Net income	$3,546	$3,306	$6,587	$6,484

Basic earnings per common share	$0.26	$0.23	$0.48	$0.46
Diluted earnings per common share	$0.26	$0.23	$0.48	$0.45

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Net income	$3,546	$3,306	$6,587	$6,484
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains arising during the period, net of tax effect of $(4,335) and $5 for the three months ended June 30, 2022 and June 30, 2021, respectively, and $(12,389) and $(1,682) for the six months ended June 30, 2022 and June 30, 2021, respectively	(10,749)	10	(30,712)	(4,169)
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $44 and $55 for the three months ended June 30, 2022 and June 30, 2021, respectively, and $44 and $58 for the six months ended June 30, 2022 and June 30, 2021, respectively	108	136	108	143
Other comprehensive income (loss), net of tax	$(10,641)	$146	$(30,604)	$(4,026)

Comprehensive income (loss)	$(7,095)	$3,452	$(24,017)	$2,458

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),
	Shares	Amounts	Capital	Earnings	net of tax	Total

Balance at December 31, 2020	13,634,463	$107,527	$977	$37,115	$5,038	$150,657
Net income				3,178		3,178
Other comprehensive loss, net of taxes					(4,172)	(4,172)
Stock dividend adjustment	1,282	329		(329)		—
Cash in lieu of fractional shares	(168)			(8)		(8)
Stock-based compensation		144				144
Common shares issued related to restricted stock grants	38,400	—				—
Stock options exercised, net	6,108	—				—
Balance at March 31, 2021	13,680,085	$108,000	$977	$39,956	$866	$149,799
Net income				3,306		3,306
Other comprehensive income, net of taxes					146	146
Stock-based compensation		148				148
Common shares issued related to restricted stock grants	3,000					—
Stock repurchase and retirement	(82,549)	(925)				(925)
Balance at June 30, 2021	13,600,536	$107,223	$977	$43,262	$1,012	$152,474

Balance at December 31, 2021	13,848,904	$109,793	$977	$44,338	$(4,197)	$150,911
Net income				3,041		3,041
Other comprehensive loss, net of taxes					(19,963)	(19,963)
Stock dividend adjustment	3,276	366		(366)		—
Cash in lieu of fractional shares	(161)			(8)		(8)
Stock-based compensation		164				164
Common shares issued related to restricted stock grants	67,596	—				—
Stock options exercised, net	11,615	—				—
Stock repurchase and retirement	(1,401)	(15)				(15)
Balance at March 31, 2022	13,929,829	$110,308	$977	$47,005	$(24,160)	$134,130
Net income				3,546		3,546
Other comprehensive loss, net of taxes					(10,641)	(10,641)
Stock-based compensation		168				168
Common shares issued related to restricted stock grants	1,500	—				—
Stock repurchase and retirement	(7,280)	(69)				(69)
Balance at June 30, 2022	13,924,049	$110,407	$977	$50,551	$(34,801)	$127,134

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash Flows From Operating Activities
Net income	$6,587	$6,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	383	377
Accretion and amortization of investment securities premiums and discounts, net	2,523	1,879
Valuation adjustment on mortgage servicing rights	(276)	(34)
(Decrease) increase in deferred loan origination fees and costs, net	(2,252)	1,614
Provision for loan losses	600	300
Stock-based compensation	332	292
Losses on sales/calls of available-for-sale securities	152	201
Amortization of operating lease right-of-use asset	560	503
Gains on sales of loans held-for-sale	(118)	(1,046)
Proceeds from sales of loans held-for-sale	8,796	44,091
Originations of loans held-for-sale	(7,615)	(36,926)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(1,634)	(547)
Decrease in interest payable and other liabilities	(2,139)	(2,682)
Net cash provided by operating activities	5,899	14,506

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	8,590	10,190
Proceeds from sales of available-for-sale securities	6,349	19,447
Principal repayments on available-for-sale securities	54,926	43,134
Purchases of available-for-sale securities	(121,041)	(206,980)
Proceeds from maturities of certificates of deposit	3,926	3,920
Proceeds from sales of certificates of deposit	493	—
Purchases of certificates of deposit	(2,480)	—
Net (increase) decrease in loans	(77,565)	2,931
Purchases of Federal Home Loan Bank stock and other equity securities, at cost	(2,343)	(617)
Purchases of premises and equipment	(12)	(245)
Net cash used in investing activities	(129,157)	(128,220)

Cash Flows From Financing Activities
Net increase in deposits	22,893	185,065
Principal payments on Federal Home Loan Bank advances	—	(5,000)
Cash dividends paid in lieu of fractional shares	(8)	(8)
Repurchases of common stock	(84)	(925)
Net cash provided by financing activities	22,801	179,132

Net (decrease) increase in Cash and Cash Equivalents	(100,457)	65,418
Cash and Cash Equivalents, beginning of period	345,929	267,177
Cash and Cash Equivalents, end of period	$245,472	$332,595

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$395	$452
Income taxes	$2,610	$2,670
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,992	$6,636
Unrealized holding losses on available for sale securities, net of taxes	$(30,604)	$(4,026)
Transfer of loans held-for-sale to loans held-for-investment	$—	$1,765
Market value of shares tendered in-lieu of cash to pay for exercise of options	$65	$32
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	$707	$—

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021 and December 31, 2021

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements:

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).  This ASU adds an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to the FASB Codification Topic 326. This ASU also updates the SEC section of the Codification for the change in the effective date of Topic 842.  This ASU was effective upon addition to the FASB Codification.  The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019.  ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), is effective on January 1, 2023 for smaller reporting companies with less than $250 million in public float as defined in the SEC's rules.  The Company presently is a smaller reporting company.  The Company will apply the amendment's provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective.  The Company has formed a team that is working on an implementation plan to adopt the amendment.  The implementation plan will include developing policies, procedures and internal controls over the model.  The Company is also working with a software vendor to measure expected losses required by the amendment.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements and expects that the portfolio composition and economic conditions at the time of adoption will influence the accounting adjustment made at the time the amendment is adopted.

Index
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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848).  This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate that will be modified by reference rate reform. This ASU provides implementation guidance to clarify that certain optional expedients and exceptions in Topic 848 may be applied to derivative instruments. This ASU may be elected on a full retrospective basis for any interim period subsequent to March 12, 2020, or on a prospective basis to new modifications from any date subsequent to the date of issuance.  The Company is evaluating the optional election of this ASU for the transition from LIBOR to a new reference rate.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Salre Restrictions.  These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.   This ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Index
3.	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2022 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$117,097	$7	$(4,171)	$112,933
Securities of U.S. government agencies and corporations	113,506	1	(7,170)	106,337
Obligations of states and political subdivisions	53,053	89	(4,807)	48,335
Collateralized mortgage obligations	122,389	1	(13,585)	108,805
Mortgage-backed securities	278,548	11	(17,204)	261,355

Total debt securities	$684,593	$109	$(46,937)	$637,765

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

The Company had $6,349,000 and $15,804,000 in proceeds from sales  of available-for-sale securities for the three-month periods ended June 30, 2022 and 2021, respectively.  The Company had $6,349,000 and $19,447,000 in proceeds from sales of available-for-sale securities for the six-month periods ended June 30, 2022 and 2021, respectively.  Gross realized gains on sales of available-for-sale securities were $0 and $297,000 for the three-month periods ended June 30, 2022 and 2021, respectively.  Gross realized losses on sales of available-for-sale securities were $152,000 and $488,000 for the three-month periods ended June 30, 2022 and 2021, respectively.  Gross realized gains on sales of available-for-sale securities were $0 and $322,000 for the six-month periods ended June 30, 2022 and 2021, respectively.  Gross realized losses on sales of available-for-sale securities were $152,000 and $523,000 for the six-month periods ended June 30, 2022 and 2021, respectively.

The amortized cost and estimated market value of debt and other securities at June 30, 2022, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$25,795	$25,664
Due after one year through five years	181,126	172,968
Due after five years through ten years	48,069	44,164
Due after ten years	28,666	24,809
Subtotal	283,656	267,605
Mortgage-backed securities & Collateralized mortgage obligations	400,937	370,160
Total	$684,593	$637,765

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

Index
An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2022, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$96,676	$(3,562)	$11,766	$(609)	$108,442	$(4,171)
Securities of U.S. government agencies and corporations	56,053	(1,766)	49,282	(5,404)	105,335	(7,170)
Obligations of states and political subdivisions	37,968	(4,188)	2,687	(619)	40,655	(4,807)
Collateralized mortgage obligations	92,906	(11,268)	15,085	(2,317)	107,991	(13,585)
Mortgage-backed securities	155,111	(7,850)	94,453	(9,354)	249,564	(17,204)

Total	$438,714	$(28,634)	$173,273	$(18,303)	$611,987	$(46,937)

No decline in value related to investment securities was considered “other-than-temporary” during the first six months of 2022.  Four hundred nineteen securities, all considered investment grade, which had an aggregate fair value of $438,714,000 and a total unrealized loss of $28,634,000 have been in an unrealized loss position for less than twelve months as of June 30, 2022.  Eighty-seven securities, all considered investment grade, which had an aggregate fair value of $173,273,000 and a total unrealized loss of $18,303,000 have been in an unrealized loss position for more than twelve months as of June 30, 2022.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.The Company does not intend to sell the securities and has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of June 30, 2022.

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

Investment securities carried at $38,866,000 and $39,695,000 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS

The composition of the Company’s loan portfolio, by loan class, as of June 30, 2022 and December 31, 2021 was as follows:

($ in thousands)	June 30, 2022	December 31, 2021

Commercial	$112,314	$135,894
Commercial Real Estate	613,218	526,924
Agriculture	111,246	107,183
Residential Mortgage	83,396	76,160
Residential Construction	8,618	4,482
Consumer	16,397	17,258
	945,189	867,901

Allowance for loan losses	(14,275)	(13,952)
Net deferred origination fees and costs	1,020	(1,232)

Loans, net	$931,934	$852,717

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses. These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above. Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower. Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Paycheck Protection Program (“PPP”) loans outstanding included in Commercial loans totaled $1.5 million and $37.3 million as of June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022, approximately 12% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses. Approximately 64% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans. Approximately 12% in principal amount of the Company's loans were for agriculture, approximately 9% in principal amount of the Company’s loans were residential mortgage loans, approximately 1% in principal amount of the Company’s loans were residential construction loans and approximately 2% in principal amount of the Company’s loans were consumer loans.

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

At June 30, 2022 and December 31, 2021, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of June 30, 2022 and December 31, 2021, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or More Past Due & Accruing	Nonaccrual	Total Loans
June 30, 2022
Commercial	$111,634	$47	$—	$600	$33	$112,314
Commercial Real Estate	611,855	—	—	—	1,363	613,218
Agriculture	103,162	—	—	—	8,084	111,246
Residential Mortgage	83,223	—	42	—	131	83,396
Residential Construction	8,618	—	—	—	—	8,618
Consumer	15,689	78	—	—	630	16,397
Total	$934,181	$125	$42	$600	$10,241	$945,189

December 31, 2021
Commercial	$134,890	$394	$477	$—	$133	$135,894
Commercial Real Estate	526,337	32	—	—	555	526,924
Agriculture	98,471	—	—	—	8,712	107,183
Residential Mortgage	75,861	161	—	—	138	76,160
Residential Construction	4,482	—	—	—	—	4,482
Consumer	16,523	—	76	—	659	17,258
Total	$856,564	$587	$553	$—	$10,197	$867,901

Non-accrual loans amounted to $10,241,000 at June 30, 2022 and were comprised of one commercial loan totaling $33,000, one commercial real estate loan totaling $1,363,000, three agriculture loans totaling $8,084,000, one residential mortgage loan totaling $131,000, and five consumer loans totaling $630,000. Non-accrual loans amounted to $10,197,000 at December 31, 2021 and were comprised of two commercial loans totaling $133,000, one commercial real estate loan totaling $555,000, three agriculture loans totaling $8,712,000, one residential mortgage loan totaling $138,000, and four consumer loans totaling $659,000. There were commitments to lend additional funds totaling $2,638,000 to a borrower whose loan was on non-accrual status at June 30, 2022.

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

Impaired loans, segregated by loan class, as of June 30, 2022 and December 31, 2021 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2022
Commercial	$42	$33	$—	$33	$—
Commercial Real Estate	1,363	1,363	—	1,363	—
Agriculture	10,485	8,084	—	8,084	—
Residential Mortgage	687	131	508	639	78
Residential Construction	—	—	—	—	—
Consumer	778	630	64	694	3
Total	$13,355	$10,241	$572	$10,813	$81

December 31, 2021
Commercial	$142	$133	$—	$133	$—
Commercial Real Estate	555	555	—	555	—
Agriculture	10,680	8,712	—	8,712	—
Residential Mortgage	701	138	517	655	81
Residential Construction	241	—	241	241	10
Consumer	815	659	64	723	2
Total	$13,134	$10,197	$822	$11,019	$93

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended June 30, 2022 and June 30, 2021 was as follows:

($ in thousands)	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$33	$—	$156	$6
Commercial Real Estate	681	—	6,687	—
Agriculture	8,241	—	9,130	—
Residential Mortgage	643	5	846	5
Residential Construction	—	—	253	4
Consumer	738	13	750	2
Total	$10,336	$18	$17,822	$17

Index
The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the six months ended June 30, 2022 and June 30, 2021 was as follows:

($ in thousands)	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$66	$2	$445	$7
Commercial Real Estate	639	13	6,083	—
Agriculture	8,398	—	9,130	—
Residential Mortgage	647	10	910	13
Residential Construction	80	—	386	8
Consumer	733	15	752	3
Total	$10,563	$40	$17,706	$31

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

The Company had $9,172,000 and $10,103,000 in TDR loans as of June 30, 2022 and December 31, 2021, respectively. Specific reserves for TDR loans totaled $81,000 and $93,000 as of June 30, 2022 and December 31, 2021, respectively. TDR loans performing in compliance with modified terms totaled $9,097,000 and $10,006,000 as of June 30, 2022 and December 31, 2021, respectively. There were no commitments to advance additional funds on existing TDR loans as of June 30, 2022.

There were no loans modified as TDRs during the three months ended June 30, 2022.

Loans modified as TDRs during the six months ended June 30, 2022 were as follows:

($ in thousands)	Six Months Ended June 30, 2022
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$75	$75
Total	1	$75	$75

Index
Loans modified as TDRs during the three months ended June 30, 2021 were as follows:

($ in thousands)	Three Months Ended June 30, 2021
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$99	$99
Total	1	$99	$99

Loans modified as TDRs during the six months ended June 30, 2021 were as follows:

($ in thousands)	Six Months Ended June 30, 2021
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$99	$99
Total	1	$99	$99

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2022 and June 30, 2021.

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

The following table presents the risk ratings by loan class as of June 30, 2022 and December 31, 2021:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2022
Commercial	$108,354	$3,176	$784	$—	$—	$112,314
Commercial Real Estate	603,979	5,321	3,918	—	—	613,218
Agriculture	101,099	2,063	8,084	—	—	111,246
Residential Mortgage	82,991	232	173	—	—	83,396
Residential Construction	8,618	—	—	—	—	8,618
Consumer	15,767	—	630	—	—	16,397
Total	$920,808	$10,792	$13,589	$—	$—	$945,189

December 31, 2021
Commercial	$132,425	$2,376	$1,093	$—	$—	$135,894
Commercial Real Estate	516,120	6,524	4,280	—	—	526,924
Agriculture	98,471	—	8,712	—	—	107,183
Residential Mortgage	76,020	—	140	—	—	76,160
Residential Construction	4,482	—	—	—	—	4,482
Consumer	16,599	—	659	—	—	17,258
Total	$844,117	$8,900	$14,884	$—	$—	$867,901

Index
Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2022.

Three months ended June 30, 2022
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2022	$1,747	$9,380	$1,607	$754	$135	$191	$444	$14,258
Provision for loan losses	183	191	87	48	16	(9)	(216)	300

Charge-offs	(297)	—	—	—	—	(5)	—	(302)
Recoveries	17	—	—	—	—	2	—	19
Net charge-offs	(280)	—	—	—	—	(3)	—	(283)
Balance as of June 30, 2022	$1,650	$9,571	$1,694	$802	$151	$179	$228	$14,275

Six months ended June 30, 2022
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2021	$1,604	$8,808	$1,482	$742	$74	$167	$1,075	$13,952
Provision for loan losses	319	763	212	60	77	16	(847)	600

Charge-offs	(297)	—	—	—	—	(9)	—	(306)
Recoveries	24	—	—	—	—	5	—	29
Net charge-offs	(273)	—	—	—	—	(4)	—	(277)
Balance as of June 30, 2022	$1,650	$9,571	$1,694	$802	$151	$179	$228	$14,275

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of June 30, 2022.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$78	$—	$3	$—	$81
Loans collectively evaluated for impairment	1,650	9,571	1,694	724	151	176	228	14,194
Ending Balance	$1,650	$9,571	$1,694	$802	$151	$179	$228	$14,275

Index
The following table details activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2021.

Three months ended June 30, 2021
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2021	$1,468	$7,561	$5,171	$680	$37	$186	$610	$15,713
Provision for loan losses	421	(223)	88	(46)	18	—	(258)	—

Charge-offs	(334)	—	—	—	—	(3)	—	(337)
Recoveries	—	—	—	—	—	3	—	3
Net charge-offs	(334)	—	—	—	—	—	—	(334)
Balance as of June 30, 2021	$1,555	$7,338	$5,259	$634	$55	$186	$352	$15,379

Six months ended June 30, 2021
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416
Provision for loan losses	(358)	(577)	1,425	(1)	(73)	(30)	(86)	300

Charge-offs	(347)	—	—	—	—	(6)	—	(353)
Recoveries	8	—	—	—	—	8	—	16
Net charge-offs	(339)	—	—	—	—	2	—	(337)
Balance as of June 30, 2021	$1,555	$7,338	$5,259	$634	$55	$186	$352	$15,379

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

Index

The Company’s investment in loans as of June 30, 2022, June 30, 2021, and December 31, 2021 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
June 30, 2022
Loans individually evaluated for impairment	$33	$1,363	$8,084	$639	$—	$694	$10,813
Loans collectively evaluated for impairment	112,281	611,855	103,162	82,757	8,618	15,703	934,376
Ending Balance	$112,314	$613,218	$111,246	$83,396	$8,618	$16,397	$945,189

June 30, 2021
Loans individually evaluated for impairment	$28	$6,570	$9,130	$669	$251	$749	$17,397
Loans collectively evaluated for impairment	224,869	476,435	77,712	73,349	3,734	18,215	874,314
Ending Balance	$224,897	$483,005	$86,842	$74,018	$3,985	$18,964	$891,711

December 31, 2021
Loans individually evaluated for impairment	$133	$555	$8,712	$655	$241	$723	$11,019
Loans collectively evaluated for impairment	135,761	526,369	98,471	75,505	4,241	16,535	856,882
Ending Balance	$135,894	$526,924	$107,183	$76,160	$4,482	$17,258	$867,901

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2022 for cash proceeds equal to the fair value of the loans.  The Company serviced real estate mortgage loans for others totaling $202,408,000 and $208,169,000 at June 30, 2022 and December 31, 2021, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021

Constant prepayment rate	8.58%	15.73%
Discount rate	9.00%	9.50%
Weighted average life (years)	6.82	4.95

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2022 and December 31, 2021. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2021	Additions	Reductions	June 30, 2022

Mortgage servicing rights	$1,807	$110	$(154)	$1,763
Valuation allowance	(276)	—	276	—
Mortgage servicing rights, net of valuation allowance	$1,531	$110	$122	$1,763

At June 30, 2022 and December 31, 2021, the estimated fair market value of the Company’s mortgage servicing rights assets was $2,062,000 and $1,531,000, respectively. The changes in fair value of mortgage servicing rights during 2022 was primarily due to changes in prepayment speeds.

The Company received contractually specified servicing fees of $129,000 and $129,000 for the three months ended June 30, 2022 and June 30, 2021, respectively. The Company received contractually specified servicing fees of $259,000 and $263,000 for the six months ended June 30, 2022 and June 30, 2021, respectively. Loan servicing income on the condensed consolidated statements of income include contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	(in thousands)
June 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$112,933	$112,933	$—	$—
Securities of U.S. government agencies and corporations	106,337	—	106,337	—
Obligations of states and political subdivisions	48,335	—	48,335	—
Collateralized mortgage obligations	108,805	—	108,805	—
Mortgage-backed securities	261,355	—	261,355	—
Total investments at fair value	$637,765	$112,933	$524,832	$—

	(in thousands)
December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$86,211	$86,211	$—	$—
Securities of U.S. government agencies and corporations	102,610	—	102,610	—
Obligations of states and political subdivisions	45,985	—	45,985	—
Collateralized mortgage obligations	135,652	—	135,652	—
Mortgage-backed securities	261,755	—	261,755	—
Total investments at fair value	$632,213	$86,211	$546,002	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

There were no assets measured at fair value on a non-recurring basis as of June 30, 2022.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2021:

	(in thousands)
December 31, 2021	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$33	$—	$—	$33
Mortgage servicing rights	1,531	—	—	1,531
Total assets at fair value	$1,564	$—	$—	$1,564

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2022 and December 31, 2021.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2022 and December 31, 2021 were approximately as follows:

(in thousands)		June 30, 2022		December 31, 2021
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$245,472	$245,472	$345,929	$345,929
Certificates of deposit	2	11,333	11,093	13,272	13,443
Stock in Federal Home Loan Bank and other equity securities	3	9,440	9,440	7,097	7,097
Loans receivable:
Net loans	3	931,934	909,173	852,717	830,967
Loans held-for-sale	2	—	—	1,063	1,089
Interest receivable	2	5,419	5,419	4,571	4,571
Financial liabilities:
Deposits	3	1,751,195	1,477,587	1,728,302	1,678,658
Interest payable	2	67	67	42	42

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2022	December 31, 2021

Undisbursed loan commitments	$208,982	$192,874
Standby letters of credit	1,926	2,305
Commitments to sell loans	250	1,500
	$211,158	$196,679

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. The types of collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2022 and December 31, 2021, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $1,926,000 and $2,305,000 at June 30, 2022 and December 31, 2021, respectively.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $700,000 and $650,000 at June 30, 2022 and December 31, 2021, respectively, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2022 and December 31, 2021, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $250,000 and $1,500,000 at June 30, 2022 and December 31, 2021, respectively.  Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards.  In the past two years, the Company has not had to repurchase any loans due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

Index
8.	STOCK PLANS

On January 27, 2022, the Board of Directors of the Company declared a 5% stock dividend payable as of March 25, 2022 to shareholders of record as of February 28, 2022. All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2022.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	652,255	$8.83
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	652,255	$8.83	$625,857	5.79
Exercisable (vested) at End of Period	488,666	$8.41	$625,857	5.02

The following table presents the activity related to stock options for the six months ended June 30, 2022.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	627,814	$8.58
Granted	42,965	10.25
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(18,524)	3.51
Options outstanding at End of Period	652,255	$8.83	$625,857	5.79
Exercisable (vested) at End of Period	488,666	$8.41	$625,857	5.02

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2022 was $2.33 per share.

The intrinsic value of options exercised was $125,000 and $63,000 during the six months ended June 30, 2022 and June 30, 2021, respectively. The fair value of awards vested was $142,000 and $182,000 during the six months ended June 30, 2022 and June 30, 2021, respectively.

Index
As of June 30, 2022, there was $219,000 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.43 years.

There was $31,000 and $59,000 of recognized compensation cost related to stock options granted for the three and six months ended June 30, 2022, respectively.

A summary of the weighted average assumptions used in valuing stock options during the three and six months ended June 30, 2022 is presented below:

	Three Months Ended June 30, 2022*	Six Months Ended June 30, 2022
Risk Free Interest Rate	—	2.54%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	19.70%

* There were no stock options granted during the three months ended June 30, 2022.

The following table presents the activity related to non-vested restricted stock for the three months ended June 30,2022.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	208,225	$9.99
Granted	1,500	9.24
Cancelled / Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	209,725	$9.99	$1,937,859	2.93

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2022.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	167,397	$9.97
Granted	72,473	10.31
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(30,145)	10.68
Non-vested restricted stock outstanding at End of Period	209,725	$9.99	$1,937,859	2.93

The weighted average fair value of restricted stock granted during the six months ended June 30, 2022 was $10.31 per share.

As of June 30, 2022, there was $1,236,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.93 years.

There was $128,000 and $256,000 of recognized compensation cost related to restricted stock awards for the three and six months ended June 30, 2022, respectively.

Index
The Company has an Employee Stock Purchase Plan (“ESPP”). There are 341,820 shares authorized for issuance under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 27, 2022, payable March 25, 2022 to shareholders of record as of February 28, 2022. The ESPP will expire on March 16, 2026.

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

As of June 30, 2022, there was $17,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $9,000 and $17,000 of recognized compensation cost related to ESPP issuances for the three and six months ended June 30, 2022, respectively.

The weighted average fair value option at issuance date during the six months ended June 30, 2022 was $2.50 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2022 is presented below.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Risk Free Interest Rate	0.21%	0.21%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	25.73%	25.73%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive loss for the three months ended June 30, 2022.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of March 31, 2022	$(22,727)	$(1,420)	$(13)	$(24,160)
Current period other comprehensive loss	(10,641)	—	—	(10,641)
Balance as of June 30, 2022	$(33,368)	$(1,420)	$(13)	$(34,801)

The following table details activity in accumulated other comprehensive loss for the six months ended June 30, 2022.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2021	$(2,764)	$(1,420)	$(13)	$(4,197)
Current period other comprehensive loss	(30,604)	—	—	(30,604)
Balance as of June 30, 2022	$(33,368)	$(1,420)	$(13)	$(34,801)

The following table details activity in accumulated other comprehensive income for the three months ended June 30, 2021.

(in thousands)	Unrealized gains on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive income
Balance as of March 31, 2021	$3,024	$(2,105)	$(53)	$866
Current period other comprehensive income	146	—	—	146
Balance as of June 30, 2021	$3,170	$(2,105)	$(53)	$1,012

The following table details activity in accumulated other comprehensive income for the six months ended June 30, 2021.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive income
Balance as of December 31, 2020	$7,196	$(2,105)	$(53)	$5,038
Current period other comprehensive loss	(4,026)	—	—	(4,026)
Balance as of June 30, 2021	$3,170	$(2,105)	$(53)	$1,012

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 27, 2022, the Board of Directors of the Company declared a 5% stock dividend payable March 25, 2022 to shareholders of record as of February 28, 2022. All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2022 and 2021 (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic earnings per share:
Net income	$3,546	$3,306	$6,587	$6,484

Weighted average common shares outstanding	13,717,677	14,175,321	13,699,438	14,162,176
Basic EPS	$0.26	$0.23	$0.48	$0.46

Diluted earnings per share:
Net income	$3,546	$3,306	$6,587	$6,484

Weighted average common shares outstanding	13,717,677	14,175,321	13,699,438	14,162,176

Effect of dilutive shares	147,294	185,636	160,843	173,179

Adjusted weighted average common shares outstanding	13,864,971	14,360,957	13,860,281	14,335,355
Diluted EPS	$0.26	$0.23	$0.48	$0.45

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 391,900 shares and 237,987 shares for the three months ended June 30, 2022 and 2021, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 70,973 shares and 0 shares for the three months ended June 30, 2022 and 2021, respectively. Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 345,378 shares and 299,360 shares for the six months ended June 30, 2022 and 2021, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 52,936 shares and 21,051 shares for the six months ended June 30, 2022 and 2021, respectively.

Index
11.	LEASES

The Company leases 11 branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and nonlease components. The Company had no financing leases as of June 30, 2022.

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

The Company had right-of-use assets totaling $5,285,000 and $5,138,000 as of June 30, 2022 and December 31, 2021, respectively. The Company had lease liabilities totaling $5,840,000 and $5,664,000 as of June 30, 2022 and December 31, 2021, respectively. The Company recognized lease expense totaling $294,000 and $292,000 for the three-month periods ended June 30, 2022 and 2021, respectively, and $588,000 and $585,000 for the six-month periods ended June 30, 2022 and 2021, respectively. Lease expense includes operating lease costs, short term lease costs and variable lease costs.  Lease expense is included in Occupancy and equipment expense on the Condensed Consolidated Statements of Income.

The table below summarizes the maturity of remaining lease liabilities at June 30, 2022:

(in thousands)	June 30, 2022
2022 (remaining 6 months)	$575
2023	1,063
2024	977
2025	907
2026	663
2027 and thereafter	2,131
Total lease payments	6,316
Less: interest	(476)
Present value of lease liabilities	$5,840

The following table presents supplemental cash flow information related to leases for the three and six months ended June 30, 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$304	$293	$603	$583
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	707	—

The following table presents the weighted average operating lease term and discount rate as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Weighted-average remaining lease term – operating leases, in years	6.54	6.32
Weighted-average discount rate – operating leases	2.33%	2.36%

Index
FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2021 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

●
Our regulatory capital requirements, including the capital rules established after the 2008 financial crisis by the U.S. federal banking agencies and our current intention not to elect to use the community bank leverage ratio framework

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

●
The effect of possible changes in the initiatives and policies of the federal bank regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, Securities and Exchange Commission and other standard setters

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

●
The possible impact of weather-related or other natural conditions, including drought, fire or flooding, seismic events, and related governmental responses, including related electrical power outages, on economic conditions, especially in the agricultural sector

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

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and “Risk Factors” and “Supervision and Regulation” in our 2021 Annual Report on Form 10-K, and in our other reports to the SEC.

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

Significant results and developments during the second quarter and year-to-date 2022 included:

•
Net income of $6.6 million for the six months ended June 30, 2022, up 1.6% from $6.5 million earned for the same period last year.  Net income of $3.5 million for the three months ended June 30, 2022, up 7.3% from $3.3 million for the same period last year.

•
Diluted income per share of $0.48 for the six months ended June 30, 2022, up 6.7% from diluted income per share of $0.45 in the same period last year.  Diluted income per share of $0.26 for the three months ended June 30, 2022, up 13.0% from diluted income per share of $0.23 for the same period last year.

•
Net interest income of $24.6 million for the six months ended June 30, 2022, up 7.2% from $23.0 million for the same period last year.  Net interest income of $13.0 million for the three months ended June 30, 2022, up 7.3% from $12.1 million for the same period last year.

•
Net interest margin of 2.81% for the six months ended June 30, 2022, up 2.6% from 2.74% for the same period last year.  Net interest margin of 2.94% for the three months ended June 30, 2022, up 4.6% from 2.81% for the same period last year.

•
Provision for loan losses of $0.6 million for the six months ended June 30, 2022, compared to provision for loan losses of $0.3 million for the same period last year.  Provision for loan losses of $0.3 million for the three months ended June 30, 2022, compared to no provision for loan losses for the same period last year.

•	Total assets of $1.9 billion as of June 30, 2022 and December 31, 2021.

•	Total net loans (including loans held-for-sale) of $931.9 million as of June 30, 2022, up 9.2% from $853.8 million as of December 31, 2021.

•	Total investment securities of $637.8 million as of June 30, 2022, up 0.9% from $632.2 million as of December 31, 2021.

•	Total deposits of $1.8 billion as of June 30, 2022, up 1.3% from $1.7 billion as of December 31, 2021.

Index
SUMMARY FINANCIAL DATA

The Company recorded net income of $6,587,000 for the six months ended June 30, 2022, representing an increase of $103,000 or 1.6% from net income of $6,484,000 for the same period in 2021.  The Company recorded net income of $3,546,000 for the three months ended June 30, 2022, representing an increase of $240,000, or 7.3%, from net income of $3,306,000 for the same period in 2021.

The following tables present a summary of the results for the three and six months ended June 30, 2022 and 2021, and a summary of financial condition at June 30, 2022 and December 31, 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(dollars in thousands except for per share amounts)
For the Period:
Net Income	$3,546	$3,306	$6,587	$6,484
Basic Earnings Per Common Share	$0.26	$0.23	$0.48	$0.46
Diluted Earnings Per Common Share	$0.26	$0.23	$0.48	$0.45
Net Income to Average Assets (annualized)	0.76%	0.73%	0.71%	0.74%
Net Income to Average Equity (annualized)	10.91%	8.76%	9.56%	8.64%
Average Equity to Average Assets	6.95%	8.34%	7.42%	8.54%

	June 30, 2022	December 31, 2021

(in thousands except for ratios)
At Period End:
Total Assets	$1,896,771	$1,899,087
Total Investment Securities, at fair value	$637,765	$632,213
Total Loans, Net (including loans held-for-sale)	$931,934	$853,780
Total Deposits	$1,751,195	$1,728,302
Loan-To-Deposit Ratio	53.2%	49.4%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$897,608	$10,465	4.68%	$918,149	$10,474	4.58%
Certificate of deposits	11,056	53	1.92%	14,198	77	2.18%
Interest bearing due from banks	215,098	456	0.85%	292,371	67	0.09%
Investment securities, taxable	603,796	1,933	1.28%	471,995	1,491	1.27%
Investment securities, non-taxable (2)	35,190	206	2.35%	26,041	140	2.16%
Other interest earning assets	8,976	106	4.74%	6,995	103	5.91%
Total average interest-earning assets	1,771,724	13,219	2.99%	1,729,749	12,352	2.86%
Non-interest-earning assets:
Cash and due from banks	47,651			38,086
Premises and equipment, net	6,294			6,464
Interest receivable and other assets	51,856			41,338
Total average assets	$1,877,525			$1,815,637

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	440,466	67	0.06%	425,200	64	0.06%
Savings and MMDA’s	446,890	115	0.10%	437,113	116	0.11%
Time, $250,000 or less	38,235	22	0.23%	40,987	35	0.34%
Time, over $250,000	10,542	7	0.27%	15,028	16	0.43%
Total average interest-bearing liabilities	936,133	211	0.09%	918,328	231	0.10%
Non-interest-bearing liabilities:
Federal Home Loan Bank advances	—			2,308
Non-interest-bearing demand deposits	793,243			725,415
Interest payable and other liabilities	17,730			18,240
Total liabilities	1,747,106			1,664,291
Total average stockholders’ equity	130,419			151,346
Total average liabilities and stockholders’ equity	$1,877,525			$1,815,637
Net interest income and net interest margin (3)		$13,008	2.94%		$12,121	2.81%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $1,174 and $2,144 for the three months ended June 30, 2022 and 2021, respectively.  Loan fees for the three months ended June 30, 2022 and June 30, 2021 include $1,185 and $1,584 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$869,913	$20,122	4.66%	$913,252	$19,711	4.35%
Certificate of deposits	11,779	109	1.87%	15,127	162	2.16%
Interest bearing due from banks	243,735	566	0.47%	281,154	130	0.09%
Investment securities, taxable	601,086	3,661	1.23%	448,173	2,977	1.34%
Investment securities, non-taxable (2)	34,817	384	2.22%	26,475	283	2.16%
Other interest earning assets	8,042	224	5.62%	6,739	185	5.54%
Total average interest-earning assets	1,769,372	25,066	2.86%	1,690,920	23,448	2.80%
Non-interest-earning assets:
Cash and due from banks	49,573			36,663
Premises and equipment, net	6,386			6,468
Interest receivable and other assets	47,137			38,315
Total average assets	$1,872,468			$1,772,366

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	436,284	135	0.06%	412,911	120	0.06%
Savings and MMDA’s	440,658	225	0.10%	423,168	221	0.11%
Time, $250,000 or less	38,209	45	0.24%	41,780	74	0.36%
Time, over $250,000	10,535	15	0.29%	15,319	40	0.53%
Total average interest-bearing liabilities	925,686	420	0.09%	893,178	455	0.10%
Non-interest-bearing liabilities:
Federal Home Loan Bank Advances	—			3,646
Non-interest-bearing demand deposits	789,651			705,366
Interest payable and other liabilities	18,238			18,812
Total liabilities	1,733,575			1,621,002
Total average stockholders’ equity	138,893			151,364
Total average liabilities and stockholders’ equity	$1,872,468			$1,772,366
Net interest income and net interest margin (3)		$24,646	2.81%		$22,993	2.74%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes loan fees of approximately $2,480 and $3,009 for the six months ended June 30, 2022 and 2021, respectively.  Loan fees for the six months ended June 30, 2022 and June 30, 2021 include $2,552 and $2,344 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2022			Three months ended March 31, 2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$897,608	$10,465	4.68%	$841,910	$9,657	4.65%
Certificates of deposit	11,056	53	1.92%	12,510	57	1.85%
Interest bearing due from banks	215,098	456	0.85%	272,690	109	0.16%
Investment securities, taxable	603,796	1,933	1.28%	598,345	1,728	1.17%
Investment securities, non-taxable (2)	35,190	206	2.35%	34,441	178	2.10%
Other interest earning assets	8,976	106	4.74%	7,097	118	6.74%
Total average interest-earning assets	1,771,724	13,219	2.99%	1,766,993	11,847	2.72%
Non-interest-earning assets:
Cash and due from banks	47,651			51,517
Premises and equipment, net	6,294			6,479
Interest receivable and other assets	51,856			42,365
Total average assets	$1,877,525			$1,867,354

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	440,466	67	0.06%	432,055	68	0.06%
Savings and MMDA’s	446,890	115	0.10%	434,357	110	0.10%
Time, $250,000 and under	38,235	22	0.23%	37,964	23	0.25%
Time, over $250,000	10,542	7	0.27%	10,746	8	0.30%
Total average interest-bearing liabilities	936,133	211	0.09%	915,122	209	0.09%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	793,243			786,064
Interest payable and other liabilities	17,730			18,751
Total liabilities	1,747,106			1,719,937
Total average stockholders’ equity	130,419			147,417
Total average liabilities and stockholders’ equity	$1,877,525			$1,867,354
Net interest income and net interest margin (3)		$13,008	2.94%		$11,638	2.67%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees of approximately $1,174 and $1,306 for the three months ended June 30, 2022 and March 31, 2022, respectively.  Loan fees for the three months ended June 30, 2022 and March 31, 2022 include $1,185 and $1,367 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended June 30, 2022 over the three months ended June 30, 2021, the six months ended June 30, 2022 over the six months ended June 30, 2021, and the three months ended June 30, 2022 over the three months ended March 31, 2022.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended June 30, 2022 Over Three Months Ended June 30, 2021			Six Months Ended June 30, 2022 Over Six Months Ended June 30, 2021			Three Months Ended June 30, 2022 Over Three Months Ended March 31, 2022
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$(237)	$228	$(9)	$(968)	$1,379	$411	$736	$72	$808
Certificates of Deposit	(16)	(8)	(24)	(33)	(20)	(53)	(6)	2	(4)
Due From Banks	(23)	412	389	(19)	455	436	(28)	375	347
Investment Securities - Taxable	430	12	442	949	(265)	684	18	187	205
Investment Securities - Non-taxable	53	13	66	93	8	101	4	24	28
Other Assets	26	(23)	3	36	3	39	28	(40)	(12)
	$233	$634	$867	$58	$1,560	$1,618	$752	$620	$1,372

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$3	$—	$3	$15	$—	$15	$(1)	$—	$(1)
Savings & MMDAs	4	(5)	(1)	14	(10)	4	5	—	5
Time Certificates	(6)	(16)	(22)	(14)	(40)	(54)	—	(2)	(2)

	$1	$(21)	$(20)	$15	$(50)	$(35)	$4	$(2)	$2

Increase in Net Interest Income:	$232	$655	$887	$43	$1,610	$1,653	$748	$622	$1,370

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $100,457,000, or 29.0%, decrease in cash and cash equivalents, a $1,939,000, or 14.6%, decrease in certificates of deposit, a $5,552,000, or 0.9%, increase in investment securities available-for-sale, a $79,217,000, or 9.3%, increase in net loans held-for-investment, and a $1,063,000, or 100.0%, decrease in loans held-for-sale from December 31, 2021 to June 30, 2022.  The decrease in cash and cash equivalents was primarily due to investment securities purchases and originations of loans held-for-investment.  The decrease in certificates of deposit was due to maturities of certificates of deposit and allocating the cash flows from those maturities towards additional purchases of available-for-sale securities.  The increase in investment securities was due to allocating cash flows towards purchases of investment securities.  The increase in net loans held-for-investment was primarily due to commercial real estate loan originations and purchases, which was partially offset by SBA forgiveness payments on PPP loans.  The decrease in loans held-for-sale was due to a decrease in originations of loans held-for-sale due to rising interest rates coupled with the timing of funding and sale of the loans held-for-sale pipeline.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $22,893,000, or 1.3%, from December 31, 2021 to June 30, 2022.  The overall increase in total deposits was largely due to seasonal fluctuations.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate by 150 basis points to a target range of 1.50% to 1.75% during the six months ended June 30, 2022.

Interest income on loans for the six months ended June 30, 2022 was up 2.1% from the same period in 2021, increasing from $19,711,000 to $20,122,000, and was down 0.1% for the three months ended June 30, 2022 over the same period in 2021, decreasing from $10,474,000 to $10,465,000.  The increase in interest income on loans for the six months ended June 30, 2022 as compared to the same period a year ago was primarily due to an increase in PPP fee recognition, higher yields earned on newly originated loans and loans repricing at higher rates.  PPP processing fees received from the SBA for PPP loans originated in 2020 and 2021 are being recognized as an adjustment to the effective yield over the loan’s life and fully recognized in income upon repayment or SBA forgiveness of the loan.  PPP processing fees totaling approximately $2.6 million and $2.3 million were recognized in interest income for the six-month periods ended June 30, 2022 and 2021, respectively.  The Bank had unearned PPP processing fees totaling $0.1 million and $2.7 million as of June 30, 2022 and December 31, 2021, respectively.  The Bank had PPP loans outstanding totaling $1.5 million and $37 million as of June 30, 2022 and December 31, 2021, respectively.  The Company expects that a significant portion of the remaining loans will be forgiven by the SBA and the forgiven amount reimbursed to the Bank by the SBA during 2022 under the terms of the PPP, as borrowers satisfy the requirement of applying at least 60% of the loan proceeds to support their payroll expenses.  Loans which do not qualify for SBA forgiveness will remain on the Bank’s books, subject to the SBA’s guarantee of loans made under the PPP.

Interest income on certificates of deposit for the six months ended June 30, 2022 was down 32.7% from the same period in 2021, decreasing from $162,000 to $109,000, and was down 31.2% for the three months ended June 30, 2022 over the same period in 2021, decreasing from $77,000 to $53,000.  The decrease in interest income on certificates of deposit for the six months ended June 30, 2022 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit and a 29 basis point decrease in yield on certificates of deposit.  The decrease in interest income on certificates of deposit for the three months ended June 30, 2022 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit and a 26 basis point decrease in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the six months ended June 30, 2022 was up 335.4% from the same period in 2021, increasing from $130,000 to $566,000, and was up 580.6% for the three months ended June 30, 2022 over the same period in 2021, increasing from $67,000 to $456,000.  This income is primarily derived from interest on excess reserves held at the Federal Reserve.  The increase in interest income on interest-bearing due from banks for the six months ended June 30, 2022 as compared to the same period a year ago was primarily due to increases in the Federal Funds rate in March, May and June 2022 resulting in a 38 basis point increase in yield on interest-bearing due from banks, which was partially offset by a decrease in average balances of interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended June 30, 2022 as compared to the same period a year ago was primarily due to a 76 basis point increase in yield on interest-bearing due from banks, which was partially offset by a decrease in average balances of interest-bearing due from banks.

Index
Interest income on investment securities available-for-sale for the six months ended June 30, 2022 was up 24.1% from the same period in 2021, increasing from $3,260,000 to $4,045,000, and was up 31.2% for the three months ended June 30, 2022 over the same period in 2021, increasing from $1,631,000 to $2,139,000.  The increase in interest income on investment securities for the six months ended June 30, 2022 as compared to the same period a year ago was primarily due to an increase in average investment securities, which was partially offset by an 11 basis point decrease in investment yields.  The increase in interest income on investment securities for the three months ended June 30, 2022 as compared to the same period a year ago was primarily due to an increase in average investment securities coupled with a 3 basis point increase in investment yields.

Interest income on other earning assets for the six months ended June 30, 2022 was up 21.1% from the same period in 2021, increasing from $185,000 to $224,000, and was up 2.9% for the three months ended June 30, 2022 over the same period in 2021, increasing from $103,000 to $106,000.  This income is primarily derived from dividends received by the Federal Home Loan Bank.  The increase in interest income on other earning assets for the six months ended June 30, 2022 as compared to the same period a year ago was primarily due to an 8 basis point increase in yield on other earning assets coupled with an increase in average balances of other earning assets.  The increase in interest income on other earning assets for the three months ended June 30, 2022 as compared to the same period a year ago was primarily due to an increase in average balances of other earning assets, which was partially offset by a 117 basis point decrease in yield on other earning assets.

The Company had no Federal Funds sold balances during the three and six months ended June 30, 2022 and June 30, 2021.

Interest Expense

Interest expense on deposits for the six months ended June 30, 2022 was down 7.7% from the same period in 2021, decreasing from $455,000 to $420,000, and was down 8.7% for the three months ended June 30, 2022 over the same period in 2021, decreasing from $231,000 to $211,000.  The decrease in interest expense during the three and six month periods ended June 30, 2022 as compared to the same periods a year ago was primarily due to a 1 basis point decrease in the Company’s average cost of funds, which was partially offset by an increase in the average balance of interest-bearing liabilities.

Provision for Loan Losses

Provision for loan losses totaled $600,000 for the six months ended June 30, 2022 compared to provision for loan losses of $300,000 for the same period in 2021.  Provision for loan losses totaled $300,000 for the three months ended June 30, 2022 compared to no provision for loan losses for the same period in 2021.  The allowance for loan losses was approximately $14,275,000 or 1.51% of total loans, at June 30, 2022, compared to $13,952,000, or 1.61% of total loans, at December 31, 2021.  The decrease in the allowance for loan losses to total loans from December 31, 2021 to June 30, 2022 was primarily due to current year loan growth and the allocation of previously unallocated allowance to new loan originations.  The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

Provision for Unfunded Lending Commitment Losses

Provision for unfunded lending commitment losses of $50,000 for the six months ended June 30, 2022 compared to a reversal of unfunded lending commitment losses of $300,000 for the same period in 2021.  There was no provision for unfunded lending commitment losses for the three months ended June 30, 2022 compared to a reversal of unfunded lending commitment losses of $100,000 for the same period in 2021.

Provisions for unfunded lending commitment losses are included in other non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was down 16.3% for the six months ended June 30, 2022 from the same period in 2021, decreasing from $4,074,000 to $3,410,000.  Non-interest income was down 16.4% for the three months ended June 30, 2022 from the same period in 2021, decreasing from $1,784,000 to $1,492,000.

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

Non-Interest Expenses

Total non-interest expenses were up 3.2% for the six months ended June 30, 2022 from the same period in 2021, increasing from $17,857,000 to $18,430,000.

Index
The increase was primarily due to increases in salaries and employee benefits expense and other expenses.  The increase in salaries and employee benefits expense was primarily due to increases in profit sharing and contingent compensation expense, which was partially offset by a decrease in regular salaries expense due to a decrease in full-time equivalent employees.  The increase in other expenses was primarily due to increases in the provision for unfunded commitments, legal fees and public relations expense, which was partially offset by a decrease in loan collection expense.

Total non-interest expenses were down 0.3% for the three months ended June 30, 2022 from the same period in 2021, decreasing from $9,356,000 to $9,328,000.

The decrease was primarily due to decreases in data processing and other expenses, which was partially offset by an increase in salaries and employee benefits expense.  The decrease in data processing was primarily due to costs associated with enhanced IT infrastructure and implementation of a digital lending platform for PPP loans in 2021 that were not repeated in 2022.  The increase in salaries and employee benefits expense was primarily due to increases in profit sharing and contingent compensation expense, which was partially offset by a decrease in regular salaries expense due to a decrease in full-time equivalent employees.

The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2022 and 2021.

	(in thousands)
	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Other non-interest expenses
(Reversal of) provision for unfunded loan commitments	$—	$(100)	$50	$(300)
FDIC assessments	110	120	275	255
Contributions	45	36	82	80
Legal fees	179	123	323	173
Accounting and audit fees	152	115	269	230
Consulting fees	112	167	190	217
Postage expense	49	45	94	84
Telephone expense	38	38	74	68
Public relations	80	31	131	57
Training expense	54	23	80	35
Loan origination expense	117	94	150	120
Computer software depreciation	9	17	23	33
Sundry losses	49	114	103	169
Loan collection expense	83	365	178	595
Debit card expense	246	217	476	409
Other non-interest expense	344	312	653	575

Total other non-interest expenses	$1,667	$1,717	$3,151	$2,800

Index
Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes increased 0.5% for the six months ended June 30, 2022 from the same period in 2021, increasing from $2,426,000 to $2,439,000, and increased 6.7% for the three months ended June 30, 2022 from the same period in 2021, increasing from $1,243,000 to $1,326,000.  The increase in provision for income taxes was primarily due to an increase in pre-tax income.  The effective tax rate was 27.0% and 27.2% for the six months ended June 30, 2022 and June 30, 2021, respectively.  The effective tax rate was 27.2% and 27.3% for the three months ended June 30, 2022 and June 30, 2021, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2022	December 31, 2021

Undisbursed loan commitments	$208,982	$192,874
Standby letters of credit	1,926	2,305
Commitments to sell loans	250	1,500
	$211,158	$196,679

The reserve for unfunded lending commitments amounted to $700,000 and $650,000 as of June 30, 2022 and December 31, 2021, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, “Financial Instruments with Off-Balance Sheet Risk,” for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2022 and December 31, 2021:

	At June 30, 2022			At December 31, 2021
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$33	$33	$—	$133	$33	$100
Commercial real estate	1,363	—	1,363	555	—	555
Agriculture	8,084	—	8,084	8,712	—	8,712
Residential mortgage	131	—	131	138	—	138
Residential construction	—	—	—	—	—	—
Consumer	630	—	630	659	—	659
Total non-accrual loans	$10,241	$33	$10,208	$10,197	$33	$10,164

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

Non-accrual loans amounted to $10,241,000 at June 30, 2022 and were comprised of one commercial loan totaling $33,000, one commercial real estate loan totaling $1,363,000, three agriculture loans totaling $8,084,000, one residential mortgage loan totaling $131,000, and five consumer loans totaling $630,000.  Non-accrual loans amounted to $10,197,000 at December 31, 2021 and were comprised of two commercial loans totaling $133,000, one commercial real estate loan totaling $555,000, three agriculture loans totaling $8,712,000, one residential mortgage loan totaling $138,000 and four consumer loans totaling $659,000. If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Total non-performing impaired loans at June 30, 2022 and December 31, 2021 consisted of loans on non-accrual status totaling $10,241,000 and $10,197,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  The Company had $9,172,000 and $10,103,000 in TDR loans as of June 30, 2022 and December 31, 2021, respectively.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans, which solely consisted of loans modified as TDRs, totaled $572,000 and $822,000 at June 30, 2022 and December 31, 2021, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

Index
As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $644,000, or 6.3%, to $10,808,000 during the first six months of 2022.  Non-performing assets, net of guarantees, represented 0.6% of total assets at June 30, 2022.

	At June 30, 2022			At December 31, 2021
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$10,241	$33	$10,208	$10,197	$33	$10,164
Loans 90 days past due and still accruing	600	—	600	—	—	—

Total non-performing loans	10,841	33	10,808	10,197	33	10,164
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$10,841	$33	$10,808	$10,197	$33	$10,164

Non-performing loans (net of guarantees) to total loans			1.1%			1.2%
Non-performing assets (net of guarantees) to total assets			0.6%			0.5%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			132.1%			137.3%

The Company had one loan totaling $600,000 that was 90 days or more past due and still accruing at June 30, 2022.  The Company had no loans 90 days past due and still accruing at December 31, 2021.

Excluding the non-performing loans cited previously, loans totaling $3,348,000 and $4,687,000 were classified as substandard loans, representing potential problem loans at June 30, 2022 and December 31, 2021, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at June 30, 2022 and December 31, 2021.  The ratio of the Allowance for Loan Losses to total loans at June 30, 2022 and December 31, 2021 was 1.51% and 1.61%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of June 30, 2022 and December 31, 2021.

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

The following table summarizes the Allowance for Loan Losses of the Company during the six months ended June 30, 2022 and 2021, and for the year ended December 31, 2021:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2022	2021	2021

Balance at beginning of period	$13,952	$15,416	$15,416
Provision for (reversal of) loan losses	600	300	(1,500)
Loans charged-off:
Commercial	(297)	(347)	(502)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	(5)
Residential Construction	—	—	—
Consumer	(9)	(6)	(12)

Total charged-off	(306)	(353)	(519)

Recoveries:
Commercial	24	8	429
Commercial Real Estate	—	—	14
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	5	8	112

Total recoveries	29	16	555

Net (charge-offs) recoveries	(277)	(337)	36

Balance at end of period	$14,275	$15,379	$13,952

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.06%)	(0.07%)	0.00%
Allowance for loan losses to total loans	1.51%	1.72%	1.61%
Nonaccrual loans to total loans	1.1%	1.9%	1.2%
Allowance for loan losses to nonaccrual loans	139.4%	92.9%	136.8%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2022, the Company had the following deposit mix: 25.8% in savings and MMDA deposits, 2.8% in time deposits, 24.9% in interest-bearing transaction deposits and 46.5% in non-interest-bearing transaction deposits.  At December 31, 2021, the Company had the following deposit mix: 24.6% in savings and MMDA deposits, 2.9% in time deposits, 25.0% in interest-bearing transaction deposits and 47.5% in non-interest-bearing transaction deposits.  Non-interest-bearing transaction deposits increased the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 outstanding at June 30, 2022 and December 31, 2021 are summarized as follows:

	(in thousands)
	June 30, 2022	December 31, 2021
Three months or less	$2,025	$1,400
Over three to six months	2,545	1,940
Over six to twelve months	1,117	3,253
Over twelve months	4,739	4,404
Total	$10,426	$10,997

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 53.2% on June 30, 2022.  In addition, on June 30, 2022, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $24,224,000 in securities due within one year or less; and $186,785,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at June 30, 2022.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at June 30, 2022 of $343,384,000; credit availability is subject to certain collateral requirements.

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

As of June 30, 2022, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2022.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$161,141	8.44%	5.0%
Common Equity Tier 1	$161,141	14.28%	6.5%
Tier 1 Risk-Based	$161,141	14.28%	8.0%
Total Risk-Based	$175,252	15.54%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2022, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2022.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2022, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2021 Form 10-K, which is incorporated by reference herein, and to the following:

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $14.3 million, or 1.51% of total loans, at June 30, 2022, compared to $14.0 million, or 1.61% of total loans, at December 31, 2021, and 132.1% of total non-performing loans, net of guaranteed portions at June 30, 2022, compared to 137.3% of total non-performing loans, net of guaranteed portions at December 31, 2021. Provision for loan losses totaled $600,000 and $300,000 for the six months ended June 30, 2022 and June 30, 2021, respectively. Provision for loan losses totaled $300,000 and $0 for the three months ended June 30, 2022 and June 30, 2021, respectively.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At June 30, 2022, approximately 84% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies, or our market areas in particular.  In 2021, the widespread availability in the U.S. of new vaccines began to moderate the impact of the pandemic, but various new strains of the virus emerged, including one with a higher rate of infectiousness even in vaccinated persons, that have continued the pandemic.  There can be no assurance that further vaccine-resistant strains of the virus will not emerge.  In addition, a significant portion of the population in California remains unvaccinated and therefore exposed to the pandemic.  Accordingly, the risk remains that the pandemic could again worsen and result in prolonged recessionary economic and financial market conditions in the market areas we serve.  If this were to occur, the value of our real estate loan portfolio and the collateral supporting it could be adversely and materially impacted.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At June 30, 2022, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 82% and 2%, respectively, of the total loans in the Bank’s portfolio.  At June 30, 2022, all of the Bank’s real estate mortgage and construction loans and approximately 2% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Index
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On May 20, 2021, the Company approved a stock repurchase program effective June 15, 2021.  The stock repurchase program, which will remain in effect until June 14, 2023, allows repurchases by the Company in an aggregate amount of no more than 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represents total shares of 547,203 eligible for repurchase.  The Company repurchased 8,765 shares of the Company’s outstanding common stock during the six month period ended June 30, 2022.

The Company made the following purchases of its common stock during the six months ended June 30, 2022:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2022	—	—	—	41,379
February 1 - February 28, 2022	1,485	$10.36	1,485	39,894
March 1 - March 31, 2022	—	—	—	39,894
April 1 - April 30, 2022	—	—	—	39,984
May 1 - May 31, 2022	7,280	$9.50	7,280	32,614
June 1 - June 30, 2022	—	—	—	32,614
Total	8,765		8,765

A 5% stock dividend was declared on January 27, 2022 with a record date of February 28, 2022 and is reflected in the number of shares purchased and average price paid per share.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

None.

Index
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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 11, 2022	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)