Form 10-Q
period 2022-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2022-11-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares of Common Stock outstanding as of November 7, 2022 was 13,918,905.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2022	December 31, 2021

Assets

Cash and cash equivalents	$264,403	$345,929
Certificates of deposit	11,091	13,272
Investment securities – available-for-sale	607,985	632,213
Loans, net of allowance for loan losses of $14,771 at September 30, 2022 and $13,952 at December 31, 2021	971,249	852,717
Loans held-for-sale	—	1,063
Stock in Federal Home Loan Bank and other equity securities, at cost	9,440	7,097
Premises and equipment, net	6,018	6,552
Interest receivable and other assets	62,527	40,244

Total Assets	$1,932,713	$1,899,087

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$846,037	$820,412
Interest-bearing transaction deposits	455,365	432,479
Savings and MMDA's	452,696	426,026
Time, $250,000 or less	35,328	38,388
Time, over $250,000	10,179	10,997
Total deposits	1,799,605	1,728,302

Interest payable and other liabilities	19,748	19,874

Total Liabilities	1,819,353	1,748,176

Commitments and contingencies (Note 7)

Stockholders' Equity:
Common stock, no par value; 16,000,000 shares authorized; 13,922,049 shares issued and outstanding at September 30, 2022 and 13,848,904 shares issued and outstanding at December 31, 2021	110,557	109,793
Additional paid-in capital	977	977
Retained earnings	55,119	44,338
Accumulated other comprehensive loss, net	(53,293)	(4,197)
Total Stockholders’ Equity	113,360	150,911

Total Liabilities and Stockholders’ Equity	$1,932,713	$1,899,087

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Interest and dividend income:
Loans	$10,857	$9,905	$30,979	$29,616
Due from banks interest bearing accounts	1,118	211	1,793	503
Investment securities
Taxable	2,122	1,635	5,783	4,612
Non-taxable	250	153	634	436
Other earning assets	137	104	361	289
Total interest and dividend income	14,484	12,008	39,550	35,456
Interest expense:
Deposits	271	231	691	686
Total interest expense	271	231	691	686
Net interest income	14,213	11,777	38,859	34,770
Provision (reversal of provision) for loan losses	300	(1,800)	900	(1,500)
Net interest income after provision for loan losses	13,913	13,577	37,959	36,270
Non-interest income:
Service charges on deposit accounts	414	437	1,308	1,203
Gains on sales of loans held-for-sale	27	305	145	1,351
Investment and brokerage services income	137	174	443	470
Mortgage brokerage income	10	53	21	67
Loan servicing income	78	78	569	538
Debit card income	635	658	1,915	1,929
Losses on sales/calls of available-for-sale securities	—	(20)	(152)	(221)
Other income	769	223	1,231	645
Total non-interest income	2,070	1,908	5,480	5,982
Non-interest expenses:
Salaries and employee benefits	6,164	5,995	17,578	17,223
Occupancy and equipment	896	841	2,645	2,547
Data processing	912	839	2,587	2,557
Stationery and supplies	75	60	203	193
Advertising	99	100	276	250
Directors’ fees	60	88	196	210
Other expense	1,703	1,311	4,854	4,111
Total non-interest expenses	9,909	9,234	28,339	27,091
Income before provision for income taxes	6,074	6,251	15,100	15,161
Provision for income taxes	1,506	1,742	3,945	4,168

Net income	$4,568	$4,509	$11,155	$10,993

Basic earnings per common share	$0.33	$0.32	$0.81	$0.78
Diluted earnings per common share	$0.33	$0.32	$0.80	$0.77

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net income	$4,568	$4,509	$11,155	$10,993
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period, net of tax effect of $(7,461) and $(463) for the three months ended September 30, 2022 and September 30, 2021, respectively, and $(19,850) and $(2,145) for the nine months ended September 30, 2022 and September 30, 2021, respectively	(18,492)	(1,147)	(49,204)	(5,316)
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $— and $6 for the three months ended September 30, 2022 and September 30, 2021, respectively, and $44 and $64 for the nine months ended September 30, 2022 and September 30, 2021, respectively	—	14	108	157
Other comprehensive loss, net of tax	$(18,492)	$(1,133)	$(49,096)	$(5,159)

Comprehensive income (loss)	$(13,924)	$3,376	$(37,941)	$5,834

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),
	Shares	Amounts	Capital	Earnings	net of tax	Total

Balance at December 31, 2020	13,634,463	$107,527	$977	$37,115	$5,038	$150,657
Net income				3,178		3,178
Other comprehensive loss, net of taxes					(4,172)	(4,172)
Stock dividend adjustment	1,282	329		(329)		—
Cash in lieu of fractional shares	(168)			(8)		(8)
Stock-based compensation		144				144
Common shares issued related to restricted stock grants	38,400	—				—
Stock options exercised, net	6,108	—				—
Balance at March 31, 2021	13,680,085	$108,000	$977	$39,956	$866	$149,799
Net income				3,306		3,306
Other comprehensive income, net of taxes					146	146
Stock-based compensation		148				148
Common shares issued related to restricted stock grants	3,000					—
Stock repurchase and retirement	(82,549)	(925)				(925)
Balance at June 30, 2021	13,600,536	$107,223	$977	$43,262	$1,012	$152,474
Net income				4,509		4,509
Other comprehensive loss, net of taxes					(1,133)	(1,133)
Stock-based compensation		148				148
Restricted stock forfeited	(468)					—
Stock repurchase and retirement	(132,334)	(1,454)				(1,454)
Balance at September 30, 2021	13,467,734	$105,917	$977	$47,771	$(121)	$154,544

Balance at December 31, 2021	13,848,904	$109,793	$977	$44,338	$(4,197)	$150,911
Net income				3,041		3,041
Other comprehensive loss, net of taxes					(19,963)	(19,963)
Stock dividend adjustment	3,276	366		(366)		—
Cash in lieu of fractional shares	(161)			(8)		(8)
Stock-based compensation		164				164
Common shares issued related to restricted stock grants	67,596	—				—
Stock options exercised, net	11,615	—				—
Stock repurchase and retirement	(1,401)	(15)				(15)
Balance at March 31, 2022	13,929,829	$110,308	$977	$47,005	$(24,160)	$134,130
Net income				3,546		3,546
Other comprehensive loss, net of taxes					(10,641)	(10,641)
Stock-based compensation		168				168
Common shares issued related to restricted stock grants	1,500	—				—
Stock repurchase and retirement	(7,280)	(69)				(69)
Balance at June 30, 2022	13,924,049	$110,407	$977	$50,551	$(34,801)	$127,134
Net income				4,568		4,568
Other comprehensive loss, net of taxes					(18,492)	(18,492)
Stock-based compensation		168				168
Stock repurchase and retirement	(2,000)	(18)				(18)
Balance at September 30, 2022	13,922,049	$110,557	$977	$55,119	$(53,293)	$113,360

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash Flows From Operating Activities
Net income	$11,155	$10,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	571	562
Accretion and amortization of investment securities premiums and discounts, net	3,545	3,039
Valuation adjustment on mortgage servicing rights	(276)	24
(Decrease) increase in deferred loan origination fees and costs, net	(2,259)	49
Provision (reversal of provision) for loan losses	900	(1,500)
Stock-based compensation	500	440
Losses on sales/calls of available-for-sale securities	152	221
Amortization of operating lease right-of-use asset	835	781
Gains on sales of loans held-for-sale	(145)	(1,351)
Proceeds from sales of loans held-for-sale	10,206	58,529
Originations of loans held-for-sale	(8,998)	(51,914)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(2,167)	1,019
Decrease in interest payable and other liabilities	(995)	(1,587)
Net cash provided by operating activities	13,024	19,305

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	11,090	15,190
Proceeds from sales of available-for-sale securities	6,349	21,917
Principal repayments on available-for-sale securities	77,635	68,753
Purchases of available-for-sale securities	(143,445)	(298,390)
Proceeds from maturities of certificates of deposit	4,416	5,145
Proceeds from sales of certificates of deposit	493	—
Purchases of certificates of deposit	(2,728)	(1,733)
Net (increase) decrease in loans	(117,173)	55,576
Purchases of Federal Home Loan Bank stock and other equity securities, at cost	(2,343)	(617)
Purchases of premises and equipment	(37)	(803)
Net cash used in investing activities	(165,743)	(134,962)

Cash Flows From Financing Activities
Net increase in deposits	71,303	271,495
Principal payments on Federal Home Loan Bank advances	—	(5,000)
Cash dividends paid in lieu of fractional shares	(8)	(8)
Repurchases of common stock	(102)	(2,379)
Net cash provided by financing activities	71,193	264,108

Net (decrease) increase in Cash and Cash Equivalents	(81,526)	148,451
Cash and Cash Equivalents, beginning of period	345,929	267,177
Cash and Cash Equivalents, end of period	$264,403	$415,628

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$644	$679
Income taxes	$3,810	$3,270
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	$6,992	$6,636
Unrealized holding losses on available for sale securities, net of taxes	$(49,096)	$(5,159)
Transfer of loans held-for-sale to loans held-for-investment	$—	$1,765
Market value of shares tendered in-lieu of cash to pay for exercise of options	$65	$32
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	$869	$285

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 and December 31, 2021

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  For public business entities, these amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.  This ASU is effective on January 1, 2023, the same effective date as ASU 2016-13.  The Company is currently evaluating the effects that the adoption of these amendments will have on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.   This ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Index
3.	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2022 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$115,583	$—	$(6,385)	$109,198
Securities of U.S. government agencies and corporations	120,824	—	(10,457)	110,367
Obligations of states and political subdivisions	59,263	3	(7,710)	51,556
Collateralized mortgage obligations	117,695	—	(19,553)	98,142
Mortgage-backed securities	267,401	—	(28,679)	238,722

Total debt securities	$680,766	$3	$(72,784)	$607,985

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

The Company had $0 and $2,470,000 in proceeds from sales of available-for-sale securities for the three-month periods ended September 30, 2022 and 2021, respectively.  The Company had $6,349,000 and $21,917,000 in proceeds from sales of available-for-sale securities for the nine-month periods ended September 30, 2022 and 2021, respectively.  There were no gross realized gains on sales of available-for-sale securities for each of the three-month periods ended September 30, 2022 and 2021. Gross realized losses on sales of available-for-sale securities were $0 and $20,000 for the three-month periods ended September 30, 2022 and 2021, respectively.  Gross realized gains on sales of available-for-sale securities were $0 and $322,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.  Gross realized losses on sales of available-for-sale securities were $152,000 and $543,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.

The amortized cost and estimated fair value of debt and other securities at September 30, 2022, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$33,806	$33,355
Due after one year through five years	188,827	175,412
Due after five years through ten years	39,515	34,802
Due after ten years	33,522	27,552
Subtotal	295,670	271,121
Mortgage-backed securities & Collateralized mortgage obligations	385,096	336,864
Total	$680,766	$607,985

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

Index
An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2022, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$66,255	$(2,844)	$42,943	$(3,541)	$109,198	$(6,385)
Securities of U.S. government agencies and corporations	43,768	(1,913)	62,099	(8,544)	105,867	(10,457)
Obligations of states and political subdivisions	42,252	(5,103)	7,598	(2,607)	49,850	(7,710)
Collateralized mortgage obligations	44,515	(5,086)	51,469	(14,467)	95,984	(19,553)
Mortgage-backed securities	127,156	(11,660)	105,959	(17,019)	233,115	(28,679)

Total	$323,946	$(26,606)	$270,068	$(46,178)	$594,014	$(72,784)

No decline in value related to investment securities was considered “other-than-temporary” during the first nine months of 2022. Four hundred sixteen securities, all considered investment grade, which had an aggregate fair value of $323,946,000 and a total unrealized loss of $26,606,000, have been in an unrealized loss position for less than twelve months as of September 30, 2022.  One hundred forty-six securities, all considered investment grade, which had an aggregate fair value of $270,068,000 and a total unrealized loss of $46,178,000, have been in an unrealized loss position for more than twelve months as of September 30, 2022.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.The Company does not intend to sell the securities and has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of September 30, 2022.

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

Investment securities carried at $50,540,000 and $39,695,000 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS

The composition of the Company’s loan portfolio, by loan class, as of September 30, 2022  and December 31, 2021 was as follows:

($ in thousands)	September 30, 2022	December 31, 2021

Commercial	$107,958	$135,894
Commercial Real Estate	646,365	526,924
Agriculture	118,929	107,183
Residential Mortgage	88,765	76,160
Residential Construction	7,407	4,482
Consumer	15,569	17,258
	984,993	867,901

Allowance for loan losses	(14,771)	(13,952)
Net deferred origination fees and costs	1,027	(1,232)

Loans, net	$971,249	$852,717

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses. These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above. Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower. Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower's income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Paycheck Protection Program (“PPP”) loans outstanding included in Commercial loans totaled $0.5 million and $37.3 million as of September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022, approximately 11% in principal amount of the Company's loans were for general commercial uses, including professional, retail and small businesses. Approximately 65% in principal amount of the Company’s loans were secured by commercial real estate, consisting primarily of loans secured by commercial properties and construction and land development loans. Approximately 12% in principal amount of the Company's loans were for agriculture, approximately 9% in principal amount of the Company’s loans were residential mortgage loans, approximately 1% in principal amount of the Company’s loans were residential construction loans and approximately 2% in principal amount of the Company’s loans were consumer loans.

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

At September 30, 2022 and December 31, 2021, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of September 30, 2022 and December 31, 2021, were as follows:

($ in thousands)	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or More Past Due & Accruing	Nonaccrual	Total Loans
September 30, 2022
Commercial	$106,987	$164	$404	$403	$—	$107,958
Commercial Real Estate	646,365	—	—	—	—	646,365
Agriculture	111,304	—	—	—	7,625	118,929
Residential Mortgage	88,520	78	41	—	126	88,765
Residential Construction	7,260	147	—	—	—	7,407
Consumer	14,846	—	—	—	723	15,569
Total	$975,282	$389	$445	$403	$8,474	$984,993

December 31, 2021
Commercial	$134,890	$394	$477	$—	$133	$135,894
Commercial Real Estate	526,337	32	—	—	555	526,924
Agriculture	98,471	—	—	—	8,712	107,183
Residential Mortgage	75,861	161	—	—	138	76,160
Residential Construction	4,482	—	—	—	—	4,482
Consumer	16,523	—	76	—	659	17,258
Total	$856,564	$587	$553	$—	$10,197	$867,901

Non-accrual loans amounted to $8,474,000 at September 30, 2022 and were comprised of three agriculture loans totaling $7,625,000, one residential mortgage loan totaling $126,000, and five consumer loans totaling $723,000. Non-accrual loans amounted to $10,197,000 at December 31, 2021 and were comprised of two commercial loans totaling $133,000, one commercial real estate loan totaling $555,000, three agriculture loans totaling $8,712,000, one residential mortgage loan totaling $138,000, and four consumer loans totaling $659,000.

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

Impaired loans, segregated by loan class, as of September 30, 2022 and December 31, 2021 were as follows:

($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2022
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	10,127	7,625	—	7,625	—
Residential Mortgage	680	126	503	629	76
Residential Construction	—	—	—	—	—
Consumer	902	723	64	787	4
Total	$11,709	$8,474	$567	$9,041	$80

December 31, 2021
Commercial	$142	$133	$—	$133	$—
Commercial Real Estate	555	555	—	555	—
Agriculture	10,680	8,712	—	8,712	—
Residential Mortgage	701	138	517	655	81
Residential Construction	241	—	241	241	10
Consumer	815	659	64	723	2
Total	$13,134	$10,197	$822	$11,019	$93

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the three months ended September 30, 2022 and September 30, 2021 was as follows:

($ in thousands)	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$17	$—	$30	$—
Commercial Real Estate	681	19	4,297	466
Agriculture	7,855	—	9,130	—
Residential Mortgage	634	5	666	5
Residential Construction	—	—	248	4
Consumer	741	1	747	3
Total	$9,928	$25	$15,118	$478

Index
The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the nine months ended September 30, 2022 and September 30, 2021 was as follows:

($ in thousands)	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$50	$2	$342	$7
Commercial Real Estate	479	32	5,068	466
Agriculture	8,205	—	9,130	—
Residential Mortgage	643	14	848	18
Residential Construction	60	—	351	11
Consumer	746	16	750	5
Total	$10,183	$64	$16,489	$507

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

The Company had $8,698,000 and $10,103,000 in TDR loans as of September 30, 2022 and December 31, 2021, respectively. Specific reserves for TDR loans totaled $80,000 and $93,000 as of September 30, 2022 and December 31, 2021, respectively. TDR loans performing in compliance with modified terms totaled $8,623,000 and $10,006,000 as of September 30, 2022 and December 31, 2021, respectively. There were no commitments to advance additional funds on existing TDR loans as of September 30, 2022.

There were no loans modified as TDRs during the three months ended September 30, 2022.

Loans modified as TDRs during the nine months ended September 30, 2022 were as follows:

($ in thousands)	Nine Months Ended September 30, 2022
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$75	$75
Total	1	$75	$75

Index
Loans modified as TDRs during the three months ended September 30, 2021 were as follows:

($ in thousands)	Three Months Ended September 30, 2021
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Agriculture	3	9,130	9,130
Consumer	1	$494	$494
Total	4	$9,624	$9,624

Loans modified as TDRs during the nine months ended September 30, 2021 were as follows:

($ in thousands)	Nine Months Ended September 30, 2021
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Agriculture	3	9,130	9,130
Consumer	2	$593	$593
Total	5	$9,723	$9,723

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance.  No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2022 and September 30, 2021.

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

The following table presents the risk ratings by loan class as of September 30, 2022 and December 31, 2021:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2022
Commercial	$105,357	$2,376	$225	$—	$—	$107,958
Commercial Real Estate	628,377	14,927	3,061	—	—	646,365
Agriculture	109,005	2,299	7,625	—	—	118,929
Residential Mortgage	88,376	220	169	—	—	88,765
Residential Construction	7,407	—	—	—	—	7,407
Consumer	14,846	—	723	—	—	15,569
Total	$953,368	$19,822	$11,803	$—	$—	$984,993

December 31, 2021
Commercial	$132,425	$2,376	$1,093	$—	$—	$135,894
Commercial Real Estate	516,120	6,524	4,280	—	—	526,924
Agriculture	98,471	—	8,712	—	—	107,183
Residential Mortgage	76,020	—	140	—	—	76,160
Residential Construction	4,482	—	—	—	—	4,482
Consumer	16,599	—	659	—	—	17,258
Total	$844,117	$8,900	$14,884	$—	$—	$867,901

Index
Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2022.

Three months ended September 30, 2022
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2022	$1,650	$9,571	$1,694	$802	$151	$179	$228	$14,275
Provision for loan losses	(385)	566	128	45	(21)	26	(59)	300

Charge-offs	—	—	—	—	—	(30)	—	(30)
Recoveries	225	—	—	—	—	1	—	226
Net charge-offs	225	—	—	—	—	(29)	—	196
Balance as of September 30, 2022	$1,490	$10,137	$1,822	$847	$130	$176	$169	$14,771

Nine months ended September 30, 2022
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2021	$1,604	$8,808	$1,482	$742	$74	$167	$1,075	$13,952
Provision for loan losses	(66)	1,329	340	105	56	42	(906)	900

Charge-offs	(297)	—	—	—	—	(39)	—	(336)
Recoveries	249	—	—	—	—	6	—	255
Net charge-offs	(48)	—	—	—	—	(33)	—	(81)
Balance as of September 30, 2022	$1,490	$10,137	$1,822	$847	$130	$176	$169	$14,771

The following table details the allowance for loan losses allocated to loans individually and collectively evaluated for impairment by loan class as of September 30, 2022.

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$76	$—	$4	$—	$80
Loans collectively evaluated for impairment	1,490	10,137	1,822	771	130	172	169	14,691
Ending Balance	$1,490	$10,137	$1,822	$847	$130	$176	$169	$14,771

Index
The following table details activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2021.

Three months ended September 30, 2021
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2021	$1,555	$7,338	$5,259	$634	$55	$186	$352	$15,379
Provision for loan losses	119	797	(3,227)	91	26	(55)	449	(1,800)

Charge-offs	(36)	—	—	—	—	(6)	—	(42)
Recoveries	415	—	—	—	—	49	—	464
Net charge-offs	379	—	—	—	—	43	—	422
Balance as of September 30, 2021	$2,053	$8,135	$2,032	$725	$81	$174	$801	$14,001

Nine months ended September 30, 2021
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416
Provision for loan losses	(239)	220	(1,802)	90	(47)	(85)	363	(1,500)

Charge-offs	(383)	—	—	—	—	(12)	—	(395)
Recoveries	423	—	—	—	—	57	—	480
Net charge-offs	40	—	—	—	—	45	—	85
Balance as of September 30, 2021	$2,053	$8,135	$2,032	$725	$81	$174	$801	$14,001

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

Index
The Company’s investment in loans as of September 30, 2022 and December 31, 2021 related to each balance in the allowance for loan losses by loan class and disaggregated on the basis of the Company’s impairment methodology was as follows:

($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
September 30, 2022
Loans individually evaluated for impairment	$—	$—	$7,625	$629	$—	$787	$9,041
Loans collectively evaluated for impairment	107,958	646,365	111,304	88,136	7,407	14,782	975,952
Ending Balance	$107,958	$646,365	$118,929	$88,765	$7,407	$15,569	$984,993

December 31, 2021
Loans individually evaluated for impairment	$133	$555	$8,712	$655	$241	$723	$11,019
Loans collectively evaluated for impairment	135,761	526,369	98,471	75,505	4,241	16,535	856,882
Ending Balance	$135,894	$526,924	$107,183	$76,160	$4,482	$17,258	$867,901

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2022 for cash proceeds equal to the fair value of the loans.  The Company serviced real estate mortgage loans for others totaling $200,435,000 and $208,169,000 at September 30, 2022 and December 31, 2021, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021

Constant prepayment rate	8.18%	15.73%
Discount rate	9.00%	9.50%
Weighted average life (years)	6.99	4.95

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2022 and December 31, 2021. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2021	Additions	Reductions	September 30, 2022

Mortgage servicing rights	$1,807	$129	$(221)	$1,715
Valuation allowance	(276)	—	276	—
Mortgage servicing rights, net of valuation allowance	$1,531	$129	$55	$1,715

At September 30, 2022 and December 31, 2021, the estimated fair market value of the Company’s mortgage servicing rights assets was $2,137,000 and $1,531,000, respectively. The changes in fair value of mortgage servicing rights during 2022 was primarily due to changes in prepayment speeds.

The Company received contractually specified servicing fees of $126,000 and $136,000 for the three months ended September 30, 2022 and September 30, 2021, respectively.  The Company received contractually specified servicing fees of $385,000 and $399,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Loan servicing income on the condensed consolidated statements of income include contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	(in thousands)
September 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$109,198	$109,198	$—	$—
Securities of U.S. government agencies and corporations	110,367	—	110,367	—
Obligations of states and political subdivisions	51,556	—	51,556	—
Collateralized mortgage obligations	98,142	—	98,142	—
Mortgage-backed securities	238,722	—	238,722	—
Total investments at fair value	$607,985	$109,198	$498,787	$—

	(in thousands)
December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$86,211	$86,211	$—	$—
Securities of U.S. government agencies and corporations	102,610	—	102,610	—
Obligations of states and political subdivisions	45,985	—	45,985	—
Collateralized mortgage obligations	135,652	—	135,652	—
Mortgage-backed securities	261,755	—	261,755	—
Total investments at fair value	$632,213	$86,211	$546,002	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

There were no assets measured at fair value on a non-recurring basis as of September 30, 2022.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2021:

	(in thousands)
December 31, 2021	Carrying Value	Level 1	Level 2	Level 3
Impaired loans	$33	$—	$—	$33
Mortgage servicing rights	1,531	—	—	1,531
Total assets at fair value	$1,564	$—	$—	$1,564

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2022 and December 31, 2021.

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2022 and December 31, 2021 were approximately as follows:

(in thousands)		September 30, 2022		December 31, 2021
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$264,403	$264,403	$345,929	$345,929
Certificates of deposit	2	11,091	10,699	13,272	13,443
Stock in Federal Home Loan Bank and other equity securities	3	9,440	9,440	7,097	7,097
Loans receivable:
Net loans	3	971,249	922,116	852,717	830,967
Loans held-for-sale	2	—	—	1,063	1,089
Interest receivable	2	5,543	5,543	4,571	4,571
Financial liabilities:
Deposits	3	1,799,605	1,423,719	1,728,302	1,678,658
Interest payable	2	89	89	42	42

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2022	December 31, 2021

Undisbursed loan commitments	$203,324	$192,874
Standby letters of credit	2,714	2,305
Commitments to sell loans	—	1,500
	$206,038	$196,679

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2022 and December 31, 2021, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $2,714,000 and $2,305,000 at September 30, 2022 and December 31, 2021, respectively.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $700,000 and $650,000 at September 30, 2022 and December 31, 2021, respectively, which is recorded in "interest payable and other liabilities" on the Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2022 and December 31, 2021, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $0 and $1,500,000 at September 30, 2022 and December 31, 2021, respectively.  Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. During 2021 and year to date 2022, the Company has not had to repurchase any loans due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

Index
8.	STOCK PLANS

On January 27, 2022, the Board of Directors of the Company declared a 5% stock dividend payable as of March 25, 2022 to shareholders of record as of February 28, 2022. All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2022.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	652,255	$8.83
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	652,255	$8.83	$488,177	5.53
Exercisable (vested) at End of Period	488,666	$8.41	$488,177	4.77

The following table presents the activity related to stock options for the nine months ended September 30, 2022.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	627,814	$8.58
Granted	42,965	10.25
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(18,524)	3.51
Options outstanding at End of Period	652,255	$8.83	$488,177	5.53
Exercisable (vested) at End of Period	488,666	$8.41	$488,177	4.77

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2022 was $2.33 per share.

The intrinsic value of options exercised was $125,000 and $63,000 during the nine months ended September 30, 2022 and September 30, 2021, respectively. The fair value of awards vested was $142,000 and $182,000 during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Index
As of September 30, 2022, there was $188,000 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.28 years.

There was $32,000 and $91,000 of recognized compensation cost related to stock options granted for the three and nine months ended September 30, 2022, respectively.

A summary of the weighted average assumptions used in valuing stock options during the three and nine months ended September 30, 2022 is presented below:

	Three Months Ended September 30, 2022*	Nine Months Ended September 30, 2022
Risk Free Interest Rate	—	2.54%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5

Expected Price Volatility	—	19.70%

* There were no stock options granted during the three months ended September 30, 2022.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30,2022.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	209,725	$9.99
Granted	—	—
Cancelled / Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	209,725	$9.99	$1,772,176	2.74

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2022.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	167,397	$9.97
Granted	72,473	10.31
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(30,145)	10.68
Non-vested restricted stock outstanding at End of Period	209,725	$9.99	$1,772,176	2.74

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2022 was $10.31 per share.

As of September 30, 2022, there was $1,105,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.74 years.

There was $128,000 and $384,000 of recognized compensation cost related to restricted stock awards for the three and nine months ended September 30, 2022, respectively.

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

As of September 30, 2022, there was $9,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $8,000 and $25,000 of recognized compensation cost related to ESPP issuances for the three and nine months ended September 30, 2022, respectively.

The weighted average fair value option at issuance date during the nine months ended September 30, 2022 was $2.50 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2022 is presented below.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Risk Free Interest Rate	0.21%	0.21%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	25.73%	25.73%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive loss for the three months ended September 30, 2022.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of June 30, 2022	$(33,368)	$(1,420)	$(13)	$(34,801)
Current period other comprehensive loss	(18,492)	—	—	(18,492)
Balance as of September 30, 2022	$(51,860)	$(1,420)	$(13)	$(53,293)

The following table details activity in accumulated other comprehensive loss for the nine months ended September 30, 2022.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2021	$(2,764)	$(1,420)	$(13)	$(4,197)
Current period other comprehensive loss	(49,096)	—	—	(49,096)
Balance as of September 30, 2022	$(51,860)	$(1,420)	$(13)	$(53,293)

The following table details activity in accumulated other comprehensive loss for the three months ended September 30, 2021.

(in thousands)	Unrealized gains on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of June 30, 2021	$3,170	$(2,105)	$(53)	$1,012
Current period other comprehensive loss	(1,133)	—	—	(1,133)
Balance as of September 30, 2021	$2,037	$(2,105)	$(53)	$(121)

The following table details activity in accumulated other comprehensive loss for the nine months ended September 30, 2021.

(in thousands)	Unrealized gains on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2020	$7,196	$(2,105)	$(53)	$5,038
Current period other comprehensive loss	(5,159)	—	—	(5,159)
Balance as of September 30, 2021	$2,037	$(2,105)	$(53)	$(121)

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic earnings per share:
Net income	$4,568	$4,509	$11,155	$10,993

Weighted average common shares outstanding	13,713,657	14,018,259	13,704,178	14,115,162
Basic EPS	$0.33	$0.32	$0.81	$0.78

Diluted earnings per share:
Net income	$4,568	$4,509	$11,155	$10,993

Weighted average common shares outstanding	13,713,657	14,018,259	13,704,178	14,115,162

Effect of dilutive shares	143,497	188,615	154,998	178,363

Adjusted weighted average common shares outstanding	13,857,154	14,206,874	13,859,176	14,293,525
Diluted EPS	$0.33	$0.32	$0.80	$0.77

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 488,627 shares and 267,950 shares for the three months ended September 30, 2022 and 2021, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 70,973 shares and 0 shares for the three months ended September 30, 2022 and 2021, respectively. Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 393,652 shares and 288,774 shares for the nine months ended September 30, 2022 and 2021, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 59,015 shares and 13,957 shares for the nine months ended September 30, 2022 and 2021, respectively.

Index
11.	LEASES

The Company leases 11 branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and nonlease components. The Company had no financing leases as of September 30, 2022.

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

The Company had right-of-use assets totaling $5,172,000 and $5,138,000 as of September 30, 2022 and December 31, 2021, respectively. The Company had lease liabilities totaling $5,692,000 and $5,664,000 as of September 30, 2022 and December 31, 2021, respectively. The Company recognized lease expense totaling $286,000 and $293,000 for the three-month periods ended September 30, 2022 and 2021, respectively, and $874,000 and $878,000 for the nine-month periods ended September 30, 2022 and 2021, respectively. Lease expense includes operating lease costs, short term lease costs and variable lease costs.  Lease expense is included in Occupancy and equipment expense on the Condensed Consolidated Statements of Income.

The table below summarizes the maturity of remaining lease liabilities at September 30, 2022:

(in thousands)	September 30, 2022
2022 (remaining 3 months)	$283
2023	1,097
2024	1,000
2025	962
2026	672
2027 and thereafter	2,131
Total lease payments	6,145
Less: interest	(453)
Present value of lease liabilities	$5,692

The following table presents supplemental cash flow information related to leases for the three and nine months ended September 30, 2022:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$345	$318	$948	$901
Right-of-use assets obtained in exchange for new operating lease liabilities	162	285	869	285

The following table presents the weighted average operating lease term and discount rate as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Weighted-average remaining lease term – operating leases, in years	6.30	6.32
Weighted-average discount rate – operating leases	2.37%	2.36%

Index
12.           SUBSEQUENT EVENTS

On November 5, 2022, First Northern Bank of Dixon (the “Bank”), a wholly-owned subsidiary of the Company, entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Columbia State Bank, a Washington state-chartered commercial bank (“Columbia”) and a wholly-owned subsidiary of Columbia Banking System, Inc., to acquire three branches of Columbia located at: 558 Market Street, Colusa, California; 328 Walker Street, Orland, California; and 155 N. Tehama Street, Willows, California.

Pursuant to the Purchase Agreement, the Bank will acquire these branches for consideration totaling 3.15% of the average daily closing balance of certain deposit accounts plus the net book values of certain assets of Columbia and accrued interest and fees with respect to certain loans.  At the closing of the acquisition, and subject to the terms of the Purchase Agreement, the Bank will assume the deposit liabilities related to certain accounts. The aggregate deposits to be assumed totaled approximately $128 million, and the aggregate principal balance of the loans to be acquired totaled approximately $4 million. The final consideration will be based on balances at closing.

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

●
The effect of possible changes in the initiatives and policies of the federal and state bank regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, Securities and Exchange Commission and other standard setters

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

Significant results and developments during the third quarter and year-to-date 2022 included:

•
Net income of $11.2 million for the nine months ended September 30, 2022, up 1.5% from $11.0 million earned for the same period last year. Net income of $4.6 million for the three months ended September 30, 2022, up 1.3% from $4.5 million for the same period last year.

•
Diluted income per share of $0.80 for the nine months ended September 30, 2022, up 3.9% from diluted income per share of $0.77 in the same period last year. Diluted income per share of $0.33 for the three months ended September 30, 2022, up 3.1% from diluted income per share of $0.32 for the same period last year.

•
Net interest income of $38.9 million for the nine months ended September 30, 2022, up 11.8% from $34.8 million for the same period last year. Net interest income of $14.2 million for the three months ended September 30, 2022, up 20.7% from $11.8 million for the same period last year.

•
Net interest margin of 2.92% for the nine months ended September 30, 2022, up 9.0% from 2.68% for the same period last year. Net interest margin of 3.12% for the three months ended September 30, 2022, up 20.9% from 2.58% for the same period last year.

•
Provision for loan losses of $0.9 million for the nine months ended September 30, 2022, compared to reversal of provision for loan losses of $1.5 million for the same period last year. Provision for loan losses of $0.3 million for the three months ended September 30, 2022, compared to reversal of provision for loan losses of $1.8 million for the same period last year.

•	Total assets of $1.9 billion as of September 30, 2022 and December 31, 2021.

•	Total net loans (including loans held-for-sale) of $971.2 million as of September 30, 2022, up 13.8% from $853.8 million as of December 31, 2021.

•
Total investment securities of $608.0 million as of September 30, 2022, down 3.8% from $632.2 million as of December 31, 2021. The decrease in investment securities was primarily due to the increase in unrealized losses on the investment portfolio due to the increases in market interest rates over the yields available at the time the underlying securities were purchased.

•	Total deposits of $1.8 billion as of September 30, 2022, up 4.1% from $1.7 billion as of December 31, 2021.

Index
SUMMARY FINANCIAL DATA

The Company recorded net income of $11,155,000 for the nine months ended September 30, 2022, representing an increase of $162,000 or 1.5% from net income of $10,993,000 for the same period in 2021. The Company recorded net income of $4,568,000 for the three months ended September 30, 2022, representing an increase of $59,000, or 1.3%, from net income of $4,509,000 for the same period in 2021.

The following tables present a summary of the results for the three and nine months ended September 30, 2022 and 2021, and a summary of financial condition at September 30, 2022 and December 31, 2021.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(dollars in thousands except for per share amounts)
For the Period:
Net Income	$4,568	$4,509	$11,155	$10,993
Basic Earnings Per Common Share	$0.33	$0.32	$0.81	$0.78
Diluted Earnings Per Common Share	$0.33	$0.32	$0.80	$0.77
Net Income to Average Assets (annualized)	0.95%	0.94%	0.79%	0.81%
Net Income to Average Equity (annualized)	14.07%	11.62%	11.00%	9.71%
Average Equity to Average Assets	6.75%	8.11%	7.19%	8.34%

	September 30, 2022	December 31, 2021

(in thousands except for ratios)
At Period End:
Total Assets	$1,932,713	$1,899,087
Total Investment Securities, at fair value	$607,985	$632,213
Total Loans, Net (including loans held-for-sale)	$971,249	$853,780
Total Deposits	$1,799,605	$1,728,302
Loan-To-Deposit Ratio	54.0%	49.4%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$949,424	$10,857	4.54%	$851,221	$9,905	4.62%
Certificate of deposits	11,423	57	1.98%	13,358	69	2.05%
Interest bearing due from banks	208,059	1,061	2.02%	353,891	142	0.16%
Investment securities, taxable	589,082	2,122	1.43%	558,317	1,635	1.16%
Investment securities, non-taxable (2)	40,272	250	2.46%	28,569	153	2.12%
Other interest earning assets	9,440	137	5.76%	7,097	104	5.81%
Total average interest-earning assets	1,807,700	14,484	3.18%	1,812,453	12,008	2.63%
Non-interest-earning assets:
Cash and due from banks	41,157			41,600
Premises and equipment, net	6,125			6,441
Interest receivable and other assets	54,289			38,869
Total average assets	$1,909,271			$1,899,363

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	452,708	69	0.06%	428,485	64	0.06%
Savings and MMDA’s	447,797	171	0.15%	451,340	124	0.11%
Time, $250,000 or less	36,456	23	0.25%	39,509	27	0.27%
Time, over $250,000	10,504	8	0.30%	13,572	16	0.47%
Total average interest-bearing liabilities	947,465	271	0.11%	932,906	231	0.10%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	814,300			792,951
Interest payable and other liabilities	18,662			19,560
Total liabilities	1,780,427			1,745,417
Total average stockholders’ equity	128,844			153,946
Total average liabilities and stockholders’ equity	$1,909,271			$1,899,363
Net interest income and net interest margin (3)		$14,213	3.12%		$11,777	2.58%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes net loan fees of approximately $223 and $1,194 for the three months ended September 30, 2022 and 2021, respectively.  Net loan fees for the three months ended September 30, 2022 and September 30, 2021 include $154 and $1,134 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$896,708	$30,979	4.62%	$892,348	$29,616	4.44%
Certificate of deposits	11,659	167	1.92%	14,531	231	2.13%
Interest bearing due from banks	231,712	1,626	0.94%	305,667	272	0.12%
Investment securities, taxable	597,040	5,783	1.30%	485,291	4,612	1.27%
Investment securities, non-taxable (2)	36,656	634	2.31%	27,181	436	2.14%
Other interest earning assets	8,513	361	5.67%	6,860	289	5.63%
Total average interest-earning assets	1,782,288	39,550	2.97%	1,731,878	35,456	2.74%
Non-interest-earning assets:
Cash and due from banks	46,737			38,326
Premises and equipment, net	6,298			6,458
Interest receivable and other assets	49,547			38,502
Total average assets	$1,884,870			$1,815,164

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	441,819	205	0.06%	418,159	184	0.06%
Savings and MMDA’s	443,063	395	0.12%	432,662	345	0.11%
Time, $250,000 or less	37,374	68	0.24%	41,492	101	0.33%
Time, over $250,000	10,769	23	0.29%	14,253	56	0.53%
Total average interest-bearing liabilities	933,025	691	0.10%	906,566	686	0.10%
Non-interest-bearing liabilities:
Federal Home Loan Bank Advances	—			2,418
Non-interest-bearing demand deposits	797,890			735,777
Interest payable and other liabilities	18,380			19,064
Total liabilities	1,749,295			1,663,825
Total average stockholders’ equity	135,575			151,339
Total average liabilities and stockholders’ equity	$1,884,870			$1,815,164
Net interest income and net interest margin (3)		$38,859	2.92%		$34,770	2.68%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Loan interest income includes net loan fees of approximately $2,703 and $4,202 for the nine months ended September 30, 2022 and 2021, respectively.  Net loan fees for the nine months ended September 30, 2022 and September 30, 2021 include $2,706 and $3,478 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2022			Three months ended June 30, 2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$949,424	$10,857	4.54%	$897,608	$10,465	4.68%
Certificates of deposit	11,423	57	1.98%	11,056	53	1.92%
Interest bearing due from banks	208,059	1,061	2.02%	215,098	456	0.85%
Investment securities, taxable	589,082	2,122	1.43%	603,796	1,933	1.28%
Investment securities, non-taxable (2)	40,272	250	2.46%	35,190	206	2.35%
Other interest earning assets	9,440	137	5.76%	8,976	106	4.74%
Total average interest-earning assets	1,807,700	14,484	3.18%	1,771,724	13,219	2.99%
Non-interest-earning assets:
Cash and due from banks	41,157			47,651
Premises and equipment, net	6,125			6,294
Interest receivable and other assets	54,289			51,856
Total average assets	$1,909,271			$1,877,525

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	452,708	69	0.06%	440,466	67	0.06%
Savings and MMDA’s	447,797	171	0.15%	446,890	115	0.10%
Time, $250,000 and under	36,456	23	0.25%	38,235	22	0.23%
Time, over $250,000	10,504	8	0.30%	10,542	7	0.27%
Total average interest-bearing liabilities	947,465	271	0.11%	936,133	211	0.09%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	814,300			793,243
Interest payable and other liabilities	18,662			17,730
Total liabilities	1,780,427			1,747,106
Total average stockholders’ equity	128,844			130,419
Total average liabilities and stockholders’ equity	$1,909,271			$1,877,525
Net interest income and net interest margin (3)		$14,213	3.12%		$13,008	2.94%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes net loan fees of approximately $223 and $1,174 for the three months ended September 30, 2022 and June 30, 2022, respectively.  Net loan fees for the three months ended September 30, 2022 and June 30, 2022 include $154 and $1,185 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended September 30, 2022 over the three months ended September 30, 2021, the nine months ended September 30, 2022 over the nine months ended September 30, 2021, and the three months ended September 30, 2022 over the three months ended June 30, 2022.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022			Three Months Ended September 30, 2022
	Over			Over			Over
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021			Three Months Ended June 30, 2022
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$1,124	$(172)	$952	$147	$1,216	$1,363	$672	$(280)	$392
Certificates of Deposit	(10)	(2)	(12)	(43)	(21)	(64)	2	2	4
Due From Banks	(82)	1,001	919	(83)	1,437	1,354	(15)	620	605
Investment Securities - Taxable	93	394	487	1,061	110	1,171	(46)	235	189
Investment Securities - Non-taxable	70	27	97	161	37	198	33	11	44
Other Assets	34	(1)	33	70	2	72	6	25	31
	$1,229	$1,247	$2,476	$1,313	$2,781	$4,094	$652	$613	$1,265

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$5	$—	$5	$21	$—	$21	$2	$—	$2
Savings & MMDAs	(1)	48	47	10	40	50	—	56	56
Time Certificates	(4)	(8)	(12)	(17)	(49)	(66)	(3)	5	2

	$—	$40	$40	$14	$(9)	$5	$(1)	$61	$60

Increase in Net Interest Income:	$1,229	$1,207	$2,436	$1,299	$2,790	$4,089	$653	$552	$1,205

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $81,526,000, or 23.6%, decrease in cash and cash equivalents, a $2,181,000, or 16.4%, decrease in certificates of deposit, a $24,228,000, or 3.8%, decrease in investment securities available-for-sale, a $118,532,000, or 13.9%, increase in net loans held-for-investment, and a $1,063,000, or 100.0%, decrease in loans held-for-sale from December 31, 2021 to September 30, 2022. The decrease in cash and cash equivalents was primarily due to originations of loans held-for-investment and purchases of investment securities, which was partially offset by increases in deposit liabilities. The decrease in certificates of deposit was due to maturities of certificates of deposit and allocating the cash flows from those maturities towards additional purchases of available-for-sale securities. The decrease in investment securities was primarily due to the increase in unrealized losses on the investment portfolio due to the increases in market interest rates over the yields available at the time the underlying securities were purchased. The increase in net loans held-for-investment was primarily due to commercial real estate loan, agriculture, and residential mortgage loan originations, which was partially offset by SBA forgiveness payments on PPP loans. The decrease in loans held-for-sale was due to a decrease in originations of loans held-for-sale due to rising interest rates coupled with the timing of funding and sale of the loans held-for-sale pipeline.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $71,303,000, or 4.1%, from December 31, 2021 to September 30, 2022. The overall increase in total deposits was largely due to seasonal fluctuations.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate by 300 basis points to a target range of 3.00% to 3.25% during the nine months ended September 30, 2022.

Interest income on loans for the nine months ended September 30, 2022 was up 4.6% from the same period in 2021, increasing from $29,616,000 to $30,979,000, and was up 9.6% for the three months ended September 30, 2022 over the same period in 2021, increasing from $9,905,000 to $10,857,000. The increase in interest income on loans for the nine months ended September 30, 2022 as compared to the same period a year ago was primarily due to an increase in average balance of loans and an 18 basis point increase in yield on loans, which was partially offset by a decrease in PPP fee recognition. The increase in interest income on loans for the three months ended September 30, 2022 as compared to the same period a year ago was primarily due to an increase in average balance of loans, which was partially offset by an 8 basis point decrease in yield on loans and a decrease in PPP fee recognition. PPP processing fees received from the SBA for PPP loans originated in 2020 and 2021 are being recognized as an adjustment to the effective yield over the loan’s life and fully recognized in income upon repayment or SBA forgiveness of the loan. PPP processing fees totaling approximately $2.7 million and $3.5 million were recognized in interest income for the nine-month periods ended September 30, 2022 and 2021, respectively. PPP processing fees totaling approximately $0.2 million and $1.1 million were recognized in interest income for the three-month periods ended September 30, 2022 and 2021, respectively. The Bank had unearned PPP processing fees totaling $0 and $2.7 million as of September 30, 2022 and December 31, 2021, respectively. The Bank had PPP loans outstanding totaling $0.5 million and $37 million as of September 30, 2022 and December 31, 2021, respectively.

Interest income on certificates of deposit for the nine months ended September 30, 2022 was down 27.7% from the same period in 2021, decreasing from $231,000 to $167,000, and was down 17.4% for the three months ended September 30, 2022 over the same period in 2021, decreasing from $69,000 to $57,000. The decrease in interest income on certificates of deposit for the nine months ended September 30, 2022 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit and a 21 basis point decrease in yield on certificates of deposit. The decrease in interest income on certificates of deposit for the three months ended September 30, 2022 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit and a 7 basis point decrease in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2022 was up 497.8% from the same period in 2021, increasing from $272,000 to $1,626,000, and was up 647.2% for the three months ended September 30, 2022 over the same period in 2021, increasing from $142,000 to $1,061,000. This income is primarily derived from interest on excess reserves held at the Federal Reserve. The increase in interest income on interest-bearing due from banks for the nine months ended September 30, 2022 as compared to the same period a year ago was primarily due to increases in the Federal Funds rate in 2022 resulting in an 82 basis point increase in yield on interest-bearing due from banks, which was partially offset by a decrease in average balances of interest-bearing due from banks. The increase in interest income on interest-bearing due from banks for the three months ended September 30, 2022 as compared to the same period a year ago was primarily due to a 186 basis point increase in yield on interest-bearing due from banks, which was partially offset by a decrease in average balances of interest-bearing due from banks.

Index
Interest income on investment securities available-for-sale for the nine months ended September 30, 2022 was up 27.1% from the same period in 2021, increasing from $5,048,000 to $6,417,000, and was up 32.7% for the three months ended September 30, 2022 over the same period in 2021, increasing from $1,788,000 to $2,372,000. The increase in interest income on investment securities for the nine months ended September 30, 2022 as compared to the same period a year ago was primarily due to an increase in average investment securities coupled with a 3 basis point increase in investment yields. The increase in interest income on investment securities for the three months ended September 30, 2022 as compared to the same period a year ago was primarily due to an increase in average investment securities coupled with a 29 basis point increase in investment yields.

Interest income on other earning assets for the nine months ended September 30, 2022 was up 24.9% from the same period in 2021, increasing from $289,000 to $361,000, and was up 31.7% for the three months ended September 30, 2022 over the same period in 2021, increasing from $104,000 to $137,000. This income is primarily derived from dividends received by the Federal Home Loan Bank. The increase in interest income on other earning assets for the nine months ended September 30, 2022 as compared to the same period a year ago was primarily due to an increase in average balances of other earning assets coupled with a 4 basis point increase in yield on other earning assets. The increase in interest income on other earning assets for the three months ended September 30, 2022 as compared to the same period a year ago was primarily due to an increase in average balances of other earning assets, which was partially offset by a 5 basis point decrease in yield on other earning assets.

The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2022 and September 30, 2021.

Interest Expense

Interest expense on deposits for the nine months ended September 30, 2022 was up 0.7% from the same period in 2021, increasing from $686,000 to $691,000, and was up 17.3% for the three months ended September 30, 2022 over the same period in 2021, increasing from $231,000 to $271,000. The increase in interest expense for the nine months ended September 30, 2022 as compared to the same period a year ago was primarily due to an increase in average balance of interest-bearing liabilities. The increase in interest expense for the three months ended September 30, 2022 as compared to the same period a year ago was primarily due to an increase in average balance of interest-bearing liabilities coupled with a 1 basis point increase in the Company’s average cost of funds.

Provision for Loan Losses

Provision for loan losses totaled $900,000 for the nine months ended September 30, 2022 compared to a reversal of provision for loan losses of $1,500,000 for the same period in 2021. Provision for loan losses totaled $300,000 for the three months ended September 30, 2022 compared to a reversal of provision for loan losses of $1,800,000 for the same period in 2021. The provision for loan loss for the three and nine months ended September 30, 2022 was primarily due to current year loan growth. The reversal of provision for loan loss for the three and nine months ended September 30, 2021 was primarily due to a decrease in specific reserves on loans to one borrower. The allowance for loan losses was approximately $14,771,000 or 1.50% of total loans, at September 30, 2022, compared to $13,952,000, or 1.61% of total loans, at December 31, 2021. The decrease in the allowance for loan losses to total loans from December 31, 2021 to September 30, 2022 was primarily due to current year loan growth. The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio.

Provision for Unfunded Lending Commitment Losses

Provision for unfunded lending commitment losses was $50,000 for the nine months ended September 30, 2022 compared to a reversal of unfunded lending commitment losses of $300,000 for the same period in 2021.  There was no provision for unfunded lending commitment losses for the three-month periods ended September 30, 2022 and September 30, 2021.

Provisions for unfunded lending commitment losses are included in other non-interest expense in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was down 8.4% for the nine months ended September 30, 2022 from the same period in 2021, decreasing from $5,982,000 to $5,480,000.

The decrease was primarily due to decreases in gains on sales of loans held-for-sale, which was partially offset by increases in other income. The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in loan origination volumes due to an increase in interest rates and slowdown in refinancing activity. The increase in other income was primarily due to non-taxable income from a bank owned life insurance policy.

Index
Non-interest income was up 8.5% for the three months ended September 30, 2022 from the same period in 2021, increasing from $1,908,000 to $2,070,000.

The increase was primarily due to increases in other income, which was partially offset by a decrease in gains on sales of loans held-for-sale. The increase in other income was primarily due to non-taxable income from a bank owned life insurance policy. The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in loan origination volumes due to an increase in interest rates and slowdown in refinancing activity.

Non-Interest Expenses

Total non-interest expenses were up 4.6% for the nine months ended September 30, 2022 from the same period in 2021, increasing from $27,091,000 to $28,339,000.

The increase was primarily due to increases in salaries and employee benefits expense and other expenses. The increase in salaries and employee benefits expense was primarily due to increases in contingent compensation and deferred compensation expenses, and a decrease in capitalization of loan origination costs, which was partially offset by a decrease in commissions expense. The increase in other expenses was primarily due to increases in the provision for unfunded commitments and legal fees, which was partially offset by a decrease in loan collection expense.

Total non-interest expenses were up 7.3% for the three months ended September 30, 2022 from the same period in 2021, increasing from $9,234,000 to $9,909,000.

The increase was primarily due to increases in salaries and employee benefits expense and other expenses. The increase in salaries and employee benefits expense was primarily due to an increase in contingent compensation expense and a decrease in capitalization of loan origination costs, which was partially offset by a decrease in commissions and profit-sharing expense.

The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2022 and 2021.

	(in thousands)
	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Other non-interest expenses
(Reversal of) provision for unfunded loan commitments	$—	$—	$50	$(300)
FDIC assessments	126	170	401	425
Contributions	66	29	148	109
Legal fees	151	53	474	226
Accounting and audit fees	135	115	404	346
Consulting fees	239	123	428	340
Postage expense	36	35	129	120
Telephone expense	36	36	109	104
Public relations	52	32	183	89
Training expense	34	26	115	61
Loan origination expense	29	29	178	149
Computer software depreciation	9	17	32	50
Sundry losses	80	34	184	202
Loan collection expense	114	85	292	680
Debit card expense	246	238	722	646
Other non-interest expense	350	289	1,005	864

Total other non-interest expenses	$1,703	$1,311	$4,854	$4,111

Index
Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes. Provision for income taxes decreased 5.4% for the nine months ended September 30, 2022 from the same period in 2021, decreasing from $4,168,000 to $3,945,000, and decreased 13.6% for the three months ended September 30, 2022 from the same period in 2021, decreasing from $1,742,000 to $1,506,000. The decrease in provision for income taxes was primarily due to non-taxable income from a bank owned life insurance policy totaling $548,000. The effective tax rate was 26.1% and 27.5% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The effective tax rate was 24.8% and 27.9% for the three months ended September 30, 2022 and September 30, 2021, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2022	December 31, 2021

Undisbursed loan commitments	$203,324	$192,874
Standby letters of credit	2,714	2,305
Commitments to sell loans	—	1,500
	$206,038	$196,679

The reserve for unfunded lending commitments amounted to $700,000 and $650,000 as of September 30, 2022 and December 31, 2021, respectively. The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2022 and December 31, 2021:

	At September 30, 2022			At December 31, 2021
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$—	$—	$—	$133	$33	$100
Commercial real estate	—	—	—	555	—	555
Agriculture	7,625	—	7,625	8,712	—	8,712
Residential mortgage	126	—	126	138	—	138
Residential construction	—	—	—	—	—	—
Consumer	723	—	723	659	—	659
Total non-accrual loans	$8,474	$—	$8,474	$10,197	$33	$10,164

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

Non-accrual loans amounted to $8,474,000 at September 30, 2022 and were comprised of three agriculture loans totaling $7,625,000, one residential mortgage loan totaling $126,000, and five consumer loans totaling $723,000. Non-accrual loans amounted to $10,197,000 at December 31, 2021 and were comprised of two commercial loans totaling $133,000, one commercial real estate loan totaling $555,000, three agriculture loans totaling $8,712,000, one residential mortgage loan totaling $138,000 and four consumer loans totaling $659,000. If the loan is considered collateral dependent, it is generally the Company’s policy to charge-off the portion of any non-accrual loan that the Company does not expect to collect by writing the loan down to the estimated net realizable value of the underlying collateral.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing. Non-performing impaired loans at September 30, 2022 and December 31, 2021 totaled $8,877,000 and $10,197,000, respectively. A restructuring of a loan can constitute a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. The Company had $8,698,000 and $10,103,000 in TDR loans as of September 30, 2022 and December 31, 2021, respectively. A loan that is restructured in a TDR is considered an impaired loan. Performing impaired loans, which solely consisted of loans modified as TDRs, totaled $567,000 and $822,000 at September 30, 2022 and December 31, 2021, respectively. The Company expects to collect all principal and interest due from performing impaired loans. These loans are not on non-accrual status. No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

Index
As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,287,000, or 12.7%, to $8,877,000 during the first nine months of 2022. Non-performing assets, net of guarantees, represented 0.5% of total assets at September 30, 2022.

	At September 30, 2022			At December 31, 2021
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$8,474	$—	$8,474	$10,197	$33	$10,164
Loans 90 days past due and still accruing	403	—	403	—	—	—

Total non-performing loans	8,877	—	8,877	10,197	33	10,164
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$8,877	$—	$8,877	$10,197	$33	$10,164

Non-performing loans (net of guarantees) to total loans			0.9%			1.2%
Non-performing assets (net of guarantees) to total assets			0.5%			0.5%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			166.4%			137.3%

The Company had one loan totaling $403,000 that was 90 days or more past due and still accruing at September 30, 2022. The Company had no loans 90 days past due and still accruing at December 31, 2021.

Excluding the non-performing loans cited previously, loans totaling $3,329,000 and $4,687,000 were classified as substandard loans, representing potential problem loans at September 30, 2022 and December 31, 2021, respectively. In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at September 30, 2022 and December 31, 2021. The ratio of the Allowance for Loan Losses to total loans at September 30, 2022 and December 31, 2021 was 1.50% and 1.61%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to OREO. The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account. The Company had no OREO as of September 30, 2022 and December 31, 2021.

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

The following table summarizes the Allowance for Loan Losses of the Company during the nine months ended September 30, 2022 and 2021, and for the year ended December 31, 2021:

Analysis of the Allowance for Loan Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2022	2021	2021

Balance at beginning of period	$13,952	$15,416	$15,416
Provision for (reversal of) loan losses	900	(1,500)	(1,500)
Loans charged-off:
Commercial	(297)	(383)	(502)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	(5)
Residential Construction	—	—	—
Consumer	(39)	(12)	(12)

Total charged-off	(336)	(395)	(519)

Recoveries:
Commercial	249	423	429
Commercial Real Estate	—	—	14
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	6	57	112

Total recoveries	255	480	555

Net (charge-offs) recoveries	(81)	85	36

Balance at end of period	$14,771	$14,001	$13,952

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.01%)	0.01%	0.00%
Allowance for loan losses to total loans	1.50%	1.67%	1.61%
Nonaccrual loans to total loans	0.9%	1.4%	1.2%
Allowance for loan losses to nonaccrual loans	174.3%	116.6%	136.8%

Index
Deposits

Deposits are one of the Company’s primary sources of funds. At September 30, 2022, the Company had the following deposit mix: 25.1% in savings and MMDA deposits, 2.6% in time deposits, 25.3% in interest-bearing transaction deposits and 47.0% in non-interest-bearing transaction deposits. At December 31, 2021, the Company had the following deposit mix: 24.6% in savings and MMDA deposits, 2.9% in time deposits, 25.0% in interest-bearing transaction deposits and 47.5% in non-interest-bearing transaction deposits. Non-interest-bearing transaction deposits increased the Company’s net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves. The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 outstanding at September 30, 2022 and December 31, 2021 are summarized as follows:

	(in thousands)
	September 30, 2022	December 31, 2021
Three months or less	$2,255	$1,400
Over three to six months	1,210	1,940
Over six to twelve months	3,157	3,253
Over twelve months	3,557	4,404
Total	$10,179	$10,997

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital.  Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale). This ratio was 54.0% on September 30, 2022. In addition, on September 30, 2022, the Company had the following short-term investments (based on remaining maturity and/or next repricing date):  $31,950,000 in securities due within one year or less; and $188,535,000 in securities due in one to five years.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at September 30, 2022. Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at September 30, 2022 of $356,741,000; credit availability is subject to certain collateral requirements.

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

As of September 30, 2022, the Bank’s capital ratios exceeded applicable regulatory requirements. The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2022.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$165,756	8.50%	5.0%
Common Equity Tier 1	$165,756	14.29%	6.5%
Tier 1 Risk-Based	$165,756	14.29%	8.0%
Total Risk-Based	$180,266	15.54%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2022, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2022.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2022, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2021 Form 10-K, which is incorporated by reference herein, and to the following:

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $14.8 million, or 1.50% of total loans, at September 30, 2022, compared to $14.0 million, or 1.61% of total loans, at December 31, 2021, and 166.4% of total non-performing loans, net of guaranteed portions at September 30, 2022, compared to 137.3% of total non-performing loans, net of guaranteed portions at December 31, 2021. Provision for loan losses totaled $900,000 for the nine months ended September 30, 2022 and reversal of provision for loan losses totaled $1,500,000 for the nine months ended September 30, 2021. Provision for loan losses totaled $300,000 for the three months ended September 30, 2022 and reversal of provision for loan losses totaled $1,800,00 for the three months ended September 30, 2021.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses, Particularly Given the Continuing or Worsening Economic and Financial Market Conditions Caused by the COVID-19 Pandemic

At September 30, 2022, approximately 85% of the Bank’s loans in principal amount (excluding loans held-for-sale) were secured by real estate.  We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S., California or global economies, or our market areas in particular.  In 2021, the widespread availability in the U.S. of new vaccines began to moderate the impact of the pandemic, but various new strains of the virus emerged, some with a higher rate of infectiousness even in vaccinated persons, that have continued the pandemic.  There can be no assurance that further vaccine-resistant strains of the virus will not emerge.  In addition, a significant portion of the population in California remains unvaccinated and therefore exposed to the pandemic.  Accordingly, the risk remains that the pandemic could again worsen and result in prolonged recessionary economic and financial market conditions in the market areas we serve.  If this were to occur, the value of our real estate loan portfolio and the collateral supporting it could be adversely and materially impacted.

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At September 30, 2022, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 83% and 2%, respectively, of the total loans in the Bank’s portfolio.  At September 30, 2022, all of the Bank’s real estate mortgage and construction loans and approximately 2% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Index
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On May 20, 2021, the Company approved a stock repurchase program effective June 15, 2021.  The stock repurchase program, which will remain in effect until June 14, 2023, allows repurchases by the Company in an aggregate amount of no more than 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021. This represents total shares of 547,203 eligible for repurchase. The Company repurchased 10,765 shares of the Company's outstanding common stock during the nine month period ended September 30, 2022.

The Company made the following purchases of its common stock during the three months ended September 30, 2022:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2022	—	—	—	32,614
August 1 - August 31, 2022	—	—	—	32,614
September 1 - September 30, 2022	2,000	$8.77	2,000	30,614
Total	2,000		2,000

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 9, 2022	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)